Form 10-K
period 1994-12-31
GOODRICH B F CO
filed 1995-02-22
CIK 42542

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994.  Commission file number 1-892


                           THE B.F.GOODRICH COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                         34-0252680
    -------------------------------                         -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)


          3925 Embassy Parkway
               Akron, Ohio                                      44333-1799
- ----------------------------------------                    ------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   (216) 374-3985


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
        Title of Each Class                                Which Registered
        -------------------                            ------------------------
Convertible Preferred Stock, Series D,
      $1 par value                                     New York Stock Exchange
Common Stock, $5 par value                             New York Stock Exchange
9 5/8% Notes, maturing in 2001
7% Subordinated Debentures,
      maturing to 1997                                 New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X        No
                       -----         -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the registrant based upon the New York Stock Exchange - Composite Transaction Listing as of February 14, 1995 was $1,144.7 million ($44.375 per share). On such date, 25,795,706 of such shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

      Portions of the proxy statement dated March 2, 1995 are incorporated by reference into Part III.

                                     PART I
                                     ------
ITEM 1.   BUSINESS
- -------   --------

GENERAL DEVELOPMENT OF BUSINESS

The B.F.Goodrich Company ("BFGoodrich" or the "Company") manufactures and supplies a wide variety of supplies and component parts for the aerospace industry and provides maintenance, repair and overhaul services on commercial, regional and general aviation aircraft. The Company also manufactures specialty plastics, specialty additives, sealants, coatings and adhesives products for a variety of end user applications and designs, builds and services water purification systems for large applications in industries such as mining, refinery and power generation. In addition the Company produces chlor-alkali and olefins. A further description of the Company's business is provided below.

BFGoodrich, with 1994 sales of $2.2 billion, is organized into two principal business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Specialty Chemicals ("Specialty Chemicals"). The chlor-alkali and olefins operation, principally a commodities business, is reported as "Other Operations." The Company maintains patent and technical assistance agreements, licenses and trademarks on its products, process technologies and expertise in most of the countries in which it operates. The Company conducts its business through numerous business groups of BFGoodrich and over 66 wholly- and majority-owned subsidiaries worldwide.

The principal executive offices of BFGoodrich are located in Bath Township, Summit County, Ohio with a mailing address at 3925 Embassy Parkway, Akron, Ohio 44333-1799 (telephone (216) 374-3985).

The Company was incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

During 1994, the Company acquired two small specialty chemical businesses which manufacture coatings and products for the textile industry. Operations of these businesses are included in the Specialty Chemicals business segment since the dates of acquisition.

In 1993, the Company acquired certain assets and assumed certain liabilities of eight businesses and acquired the minority interest in a previously majority-owned subsidiary, for approximately $528.5 million. Acquisitions of Aerospace businesses amounted to approximately $504.8 million. These acquisitions included the Cleveland Pneumatic Company Division and Cleveland Pneumatic Product Service Division (collectively referred to as "Cleveland Pneumatic") for approximately $193.4 million from Pneumo Abex Corporation, a wholly-owned subsidiary of Abex Inc. and the aerospace business ("Rosemount Aerospace") of Rosemount Inc., a wholly-owned subsidiary of Emerson Electric Company for approximately $301.1 million.

Cleveland Pneumatic designs, develops and manufactures landing gear for commercial and military aircraft and also provides overhaul service for commercial aircraft landing gear. Principal manufacturing facilities are located in Cleveland, Ohio and Tullahoma, Tenn.

Rosemount Aerospace designs and manufactures aerospace sensors and related equipment in facilities located in Burnsville and Eagan, Minn. and Bognor Regis, England.

The other Aerospace acquisitions, which were, in the aggregate, not significant, include a specialty heating and avionics power business and a manufacturer of automated test equipment for aircraft.

The three Specialty Chemicals businesses acquired in 1993 included a water management business, a manufacturer of urethane polymer resins and a small reaction injection molding business. These acquisitions in the aggregate were not significant.

In December 1993, the Company disposed of its remaining investment in The Geon Company. The Geon Company ("Geon") was formed in early 1993 from the business (other than the chlor-alkali, ethylene and utilities operations primarily located at Calvert City, Ky.) that was previously included in the former Geon Vinyl Division of BFGoodrich. The disposition of Geon through public offerings of stock generated net cash proceeds of $470.4 million and a financial gain of $110.9 million after tax. Prior to the sale of Geon, the Company received a special distribution of $160.0 million from Geon. Net assets of Geon, including equity in earnings of the business to the dates of disposition, were approximately $247.0 million.

In 1992, the Company's Aerospace business acquired ATIS Cabine S.A., France, an overhaul service center for aircraft emergency evacuation systems. In the same year the Company also formed a joint venture for an aircraft wheel and brake repair and overhaul center which refurbishes carbon brakes in Hong Kong. Also in 1992, an adhesives company was acquired and a concrete additives company was sold. In 1991, the Company acquired the Stormscope(R) weather mapping systems product line from 3M. Also in 1991, the Company acquired Godfrey Engineering, Inc., a manufacturer of electro-optical systems, used primarily in airport and aircraft lighting.

At the end of 1990, the Company acquired various business units of the Hercules Aircraft and Electronics Group. These businesses supply aircraft fuel-measurement and management systems; speed and torque-sensing devices; jet engine electrical and ignition systems; electromechanical actuators; and aircraft engine sensors. Also in 1990, the Company acquired Safeway Products Inc., a privately-held manufacturer of electrothermal products.

In 1992, the Company sold the BFGoodrich Aerospace Display Systems and Rivnut Engineered Fasteners business units.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In 1994, 1993 and 1992 sales to U.S. government departments and agencies, principally in the Aerospace business segment, totalled approximately 10 percent, 10 percent and 12 percent, respectively, of consolidated sales.

As a result of declines in defense spending and sales increases in commercial businesses, the Company believes that U.S. Government sales, as a percent of total consolidated sales will continue to decline in the foreseeable future.

For financial information concerning the Company's sales, operating income, identifiable assets, property additions, depreciation and amortization of property and geographic information, see Note H of the Notes to Consolidated Financial Statements appearing beginning on page 35 of the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

NARRATIVE DESCRIPTION OF BUSINESS

Aerospace
- ---------

The Company's Aerospace business is conducted through four major business groups.

Landing Systems Group manufactures landing gear and aircraft wheels and brakes for commercial, military, regional and business aviation customers.

Sensors and Integrated Systems Group manufactures sensors and related equipment; fuel and integrated utility measurement and management systems; engine ignition system components; electromechanical actuators; and aircraft windshield wiper systems for commercial, military, regional and business aviation customers.

Safety Systems Group manufactures aircraft evacuation slides and rafts; aircraft and helicopter de-icing systems; navigation, traffic alert and collision avoidance systems; weather detection systems; and airport and aircraft lighting components.

Maintenance, Repair and Overhaul Group ("MRO") provides maintenance, repair and overhaul of commercial airframes and components including wheels and brakes, and instruments and avionics for commercial, regional and general aviation customers.

The Company is among the largest suppliers of aircraft components and parts and aircraft maintenance repair and overhaul service businesses in the world. It competes with other aerospace manufacturers to supply parts and provides service on specific fleets of aircraft, frequently on a program-by-program bid basis. Competition is primarily based on product performance, service capability and price. Contracts to supply components and parts and provide service are generally with aircraft manufacturers, airlines and airfreight businesses worldwide. The Company also competes on U.S. government contracts, generally as a subcontractor. Competition is principally based on product performance and price.

Specialty Chemicals
- -------------------

The Company's Specialty Chemicals business is conducted through four major business groups.

Specialty Plastics Group manufactures thermoplastic polyurethane; high-heat, corrosion-resistant and low-combustibility plastics; and thermoset resins for reaction liquid polymer molded parts. Products are marketed and sold to manufacturers for film and sheet applications; fabric coatings; wire and cable coating and magnetic media. Specialty plastics are also used in the manufacture of automotive products; recreational vehicles and products; lawn and garden equipment; plumbing and industrial pipe; fire sprinkler systems and building material components.

Specialty Additives Group manufactures synthetic thickeners and emulsifiers; controlled release and suspension agents; polymer emulsions; dissolvable films; rubber and lubricant additives and plastic and adhesive modifiers. These products are used by manufacturers of personal care products; pharmaceuticals; liquid soaps and detergents; water treatment products; electronics; tires and petroleum products and molded plastics. Specialty additives are also used in textile printing manufacturing; non-woven manufacturing; paper coating and saturation; graphic arts; and paints and industrial coatings.

Sealants, Coatings and Adhesives Group manufactures insulating glass sealants; construction sealants and water proofing coatings; commercial glazing products and roofing products. This Group also manufactures automotive sealants; adhesives and paint products; structural adhesives; laminating adhesives and rust paints and primers. Products are sold to manufacturers of windows; the construction and building maintenance industry and automotive and aircraft assembly industries. Other products are sold in the automotive repair and residential maintenance markets.

Water Systems and Services Group designs and builds permanent, owned-and-operated water purification systems and rapid-response mobile water purification systems. This Group also provides operating services for these systems under longer-term service contracts. Principal users of these systems include customers in the semiconductor, mining, refinery and power generation industries.

The Company competes with other major chemical manufacturers. Products are sold primarily based on product performance. Frequently, products are manufactured or formulated to order for specific customer applications and often involve considerable technical assistance from the Company.

Other Operations
- ----------------

Other operations consist of the chlor-alkali and ethylene operations located at Calvert City, Ky. The chlor-alkali and olefins business participates in a highly cyclical chlorine, caustic soda, ethylene and olefin co-product commodity market. Sales and operating results are largely dependent on industry supply and demand. The Company believes it does not have a significant market share and, as a result, products produced by this business are sold at established market prices.

BACKLOGS

At December 31, 1994, the Company had a backlog of approximately $850 million, principally related to the Aerospace business segment, of which approximately 64 percent is expected to be filled during 1995. The amount of backlog at December 31, 1993 was approximately $884 million. Backlogs in the Aerospace business are subject to delivery delays or program cancellations, which are beyond the Company's control.

RAW MATERIALS

Raw materials used in the manufacture of Aerospace products including steel and carbon are available from a number of manufacturers and are generally in adequate supply.

Availability of all major monomers and chemicals used in the Specialty Chemicals business is anticipated to be adequate for 1995. While chemical feedstocks are currently in adequate supply, in past years, from time-to-time for limited periods, various chemical feedstocks were in short supply. However, the effect of any future shortages on the Company's operations will depend upon the duration of any such shortages and possibly on future U.S. government policy, which cannot be determined at this time.

ENVIRONMENTAL

Federal, state and local statutes and regulations relating to the protection of the environment and the health and safety of employees and other individuals have resulted in higher operating costs and capital investments by the industries in which the Company operates. Because of the continuing trend toward greater environmental awareness and increasingly stringent environmental regulations, the Company believes that expenditures for compliance with environmental, health and safety regulations will continue to have a significant impact on the conduct of its business. Although it cannot predict accurately how these developments will affect future operations and earnings, the Company does not believe these costs will vary significantly from those of its competitors.

For additional information concerning environmental matters, see Note O of the Notes to Consolidated Financial Statements appearing on page 41 of the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

The Company conducts research and development programs which are directed toward the development of new products and processes and improvement in existing products and manufacturing technology. Research and development expense amounted to $75.5 million, $67.9 million and $67.9 million for the years ended December 31, 1994, 1993 and 1992, respectively.

PATENTS AND LICENSES

The Company has many patents of its own and has acquired licenses under patents of others. While such patents in the aggregate are important to the Company, neither the primary business of the Company nor any of its industry segments is dependent on any single patent or group of related patents. The Company uses a number of trademarks important either to its business as a whole or to its industry segments considered separately. The Company believes that these trademarks are adequately protected.

HUMAN RESOURCES

As of December 31, 1994, the Company had 12,456 employees in the United States and Canada. An additional 936 people were employed overseas. Approximately 6,900 employees were hourly paid. The Company believes it has good relationships with its employees.

The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from March, 1995 to September, 1999. There were no material work stoppages during 1994.

FOREIGN OPERATIONS

The Company is engaged in business in foreign markets. Manufacturing and service facilities for Aerospace and Specialty Chemicals are located in Australia, Belgium, Canada, England, France, Germany, Hong Kong, The Netherlands, Singapore and Sweden. A plant in Korea manufactures specialty chemicals for BFGoodrich. The Company also markets its products and services through sales subsidiaries and distributors in a number of foreign countries. The Company also has technical fee and patent royalty agreements with various foreign companies.

Outside North America, no single foreign geographic area is currently significant. Currency fluctuations, tariffs and similar import limitations, price controls and labor regulations can affect the Company's foreign operations, including foreign affiliates. Other potential limitations on the Company's foreign operations include expropriation, nationalization, restrictions on foreign investments or their transfers, and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by the unavailability of dollar exchange or other restrictive regulations that foreign governments could enact. The Company does not believe that these restrictions or regulations have a materially adverse effect on its business, in the aggregate.

For additional financial information about foreign and domestic operations and export sales, see Note H of the Notes to Consolidated Financial Statements appearing beginning on page 35 of the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2.   PROPERTIES
- -------   ----------

The manufacturing and service operations of the Company are carried on at facilities, all of which are owned, unless otherwise indicated, at the following locations:


Aerospace                                Specialty Chemicals
- ---------                                -------------------
Amelot, France*                          Akron, Ohio
Austin, Texas*                           Apeldoorn, The Netherlands
Basingstoke, England*                    Ashland, Ohio
Bognor Regis, England**                  Avon Lake, Ohio
Burnsville, Minnesota                    Barbourville, Kentucky
Cedar Knolls, New Jersey                 Baton Rouge, Louisiana*
Chester, New Jersey*                     Brighton, Michigan
Cleveland, Ohio                          Calvert City, Kentucky
Columbus, Ohio                           Cleveland, Ohio
Dallas, Texas*                           Columbus, Ohio*
East Brunswick, New Jersey*              Conroe, Texas
Eagan, Minnesota                         Dijon, France
Everett, Washington**                    El Cajon, California*
Fort Lauderdale, Florida                 Elk Grove, Illinois*
Grand Rapids, Michigan                   Fallsington, Pennsylvania*
Grantsville, West Virginia*              Gastonia, North Carolina
Greensburg, Ohio**                       Gothenburg, Sweden
Harrow, England*                         Greenville, South Carolina
Industrial Airport, Kansas**             Henry, Illinois
Jacksonville, Florida                    Hindley, England
Louisville, Kentucky*                    Leominster, Massachusetts
Lynnwood, Washington*                    London, England*
Marlboro, Massachusetts*                 Los Angeles, California
Melbourne, Florida                       Louisville, Kentucky
Miami, Florida*                          Milpitas, California
Middletown, Connecticut*                 Montreal, Quebec, Canada
Mississauga, Ontario, Canada*            Oevel, Belgium
Norwich, New York                        Pedricktown, New Jersey
Oldsmar, Florida                         Sydney, Australia*
Ontario, California*                     Toronto, Ontario, Canada
Ottawa, Canada*                          Vernon, California
Paris, France*
Phoenix, Arizona                         Other Operations
Pueblo, Colorado                         ----------------
Santa Fe Springs, California             Calvert City, Kentucky
Santa Fe Springs, California*
Singapore*                               Research Facilities and
Spencer, West Virginia                   Administrative Office Other Than
Taipo, Hong Kong*                        Manufacturing Facility Offices
Tempe, Arizona*                          --------------------------------
Toulouse, France*                        Avon Lake, Ohio*
Troy, Ohio                               Bath, Ohio*
Tullahoma, Tennessee                     Beachwood, Ohio
Union, West Virginia                     Brecksville, Ohio
Vergennes, Vermont                       Brussels, Belgium*
Wessling, Germany*                       Cleveland, Ohio*
Wilmington, North Carolina               Houston, Texas*
Wokingham, England                       Lincolnshire, Illinois*
Zevenaar, The Netherlands                Milan, Italy
                                         Montrose, Ohio
                                         New York, New York*
                                         Paris, France
                                         Uniontown, Ohio*
                                         Washington, D.C.*
                                         Waterloo, Ontario, Canada

 * Leased
** Leased in part

The Company considers that its properties are well maintained and in good operating condition.

The Company and its subsidiaries are lessees under a number of cancelable and non-cancelable leases for certain real properties, used primarily for administrative, retail, maintenance, repair and overhaul of aircraft, aircraft wheels and brakes and evacuation systems and warehouse operations, and for certain equipment.

ITEM 3.   LEGAL PROCEEDINGS
- -------   -----------------

There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined should not have a material effect on the Company's consolidated financial position.

The Company has been named a potentially responsible party by the U.S. Environmental Protection Agency in connection with approximately 39 locations most of which relate to businesses that the Company has previously divested. The Company believes it may have continuing liability with respect to not more than 22 sites. Sites for which successor companies have assumed liability are not included. The Company does not believe that any of the matters either individually or in the aggregate will have a material adverse financial effect on the Company.

One of the sites at which the Company has been designated as a potentially responsible party is at the Industrial Excess Landfill in Uniontown, Ohio. The Company, with certain other parties, has formed a coalition and has contributed towards the cost of a community water system. The coalition offered to perform certain additional remediation efforts at the site, but this offer was rejected and the EPA has commenced litigation seeking past and future clean-up and oversight costs. The defendants have joined approximately 68 third party defendants from which they are seeking cost recovery and contribution. In December 1991 the State of Ohio filed a suit in the U.S. District Court for the Northern District of Ohio seeking to recover oversight costs as well as seeking civil penalties for contamination of waters of the state (groundwater) without a permit since 1971. The Company believes the action for penalties is without merit. The Company believes it has adequately accrued for liabilities arising from this matter.

Another site, Beacon Heights landfill in Beacon Falls, CT, has been the subject of a suit and consent decree. Under the consent decree the Company and a coalition of others have substantially performed the EPA selected remedy. However, construction was not completed before winter weather set in in 1993 and the deadline for completion of construction was not met. Subsequently the work has been substantially completed. As a result, stipulated penalties have been accruing under the terms of the decree. A settlement of the penalties may be as much as $1 million. If settlement does not occur, a force majeure claim has been made. It is anticipated that these penalties may be settled for a reduced amount. The Company's share of this liability is approximately 41%. The Company believes it has adequately accrued for liabilities arising from this matter.

In 1991 the Company agreed to participate in the U.S. Environmental Protection Agency Compliance Audit Program ("CAP") under Section 8(e) of the Toxic Substances Control Act. That section requires reporting of information indicating a substantial risk of injury to health or the environment from a chemical substance or mixture. Under the CAP, the Company agreed to conduct an audit of its files and report any information that should have been reported previously. The total potential maximum liability of the Company and its subsidiaries under the CAP is $1 million. The first part of the CAP required reporting of substantial risk information concerning health effects. This part of the audit was completed and the Company anticipates it may be subject to civil penalties of approximately $175,000 that will be payable at the conclusion of the second phase. The remaining part of the CAP involves substantial risk information concerning the environment. The Company will perform its obligations under this portion of the CAP after the U.S. Environmental Protection Agency issues guidance concerning the kinds of environmental information that it believes are reportable. The Company believes that any civil penalties arising from this portion would not be substantially different than those incurred under the first portion of the CAP. The Company believes it has adequately accrued for liabilities arising from this matter.

On March 10, 1993, Westlake Monomers Corporation ("Westlake") brought an action in the District Court of Harris County, Texas, alleging that pursuant to a Right of First Refusal Agreement, it has a right to compel an appraisal and a right then to elect to purchase all of the common stock of The Geon Company which was the subject of an initial public offering. Westlake sought to enjoin the proposed offering and asked for specific performance of the Right of First Refusal Agreement, attorneys' fees and damages.

The court denied Westlake's application for temporary injunction to enjoin the sale of the Geon common stock and enjoined BFGoodrich and Geon from encumbering or transferring the facilities subject to the Right of First Refusal (the "Facilities") to third parties and ordered BFGoodrich and Geon to maintain and operate the Facilities in accordance with industry standards until a final disposition of the lawsuit has been reached. BFGoodrich has not transferred the Facilities to Geon and continues to operate the Facilities itself. BFGoodrich has agreed to indemnify and hold Geon harmless from and against any liabilities and expenses arising directly from the lawsuit. The lawsuit has been stayed pending arbitration pursuant to the Master Conveyance Agreement by which the Company transferred the vinyl chloride monomer facilities at Calvert City to Westlake in 1990. Westlake also sought to arbitrate a claim that the aforesaid Amended and Restated Assumption of Liabilities and Indemnification Agreement relating to certain liabilities at Calvert City is violative of the assignment clause of the Master Conveyance Agreement, but has abandoned that claim.

On October 31, 1994, the arbitrator ruled that the Right of First Refusal was triggered, but the decision did not identify whether the trigger applied to assets or shares, and did not specify a remedy. Further proceedings with respect to the scope of the remedy are underway.

The Company has filed a counterclaim against Westlake for tortious interference with business relations, business disparagement and business defamation. The counterclaim is not likely to be heard until after the conclusion of the arbitration proceeding.

In 1991 the Company instituted suit in the United States District Court for the District of Delaware against Allied-Signal Incorporated and Aircraft Braking Systems Corporation, alleging infringement of two Company patents relating to extended disk life brakes and their application in carbon aircraft brakes. The defendants deny infringement and allege the patents are invalid. The Company is seeking substantial damages. The trial court issued a decision in November 1994 that Allied-Signal did infringe the patents, but held the patents were invalid on two separate grounds. The court also determined that Aircraft Braking Systems did not infringe the patents. The court denied defendant's request for attorney fees. All parties have appealed the decision.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

Not applicable.
                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -------   ---------------------------------------------------------------------

Common Stock Prices and Dividends are on page 42 of the Company's 1994 Annual Report to Shareholders. The number of common shareholders at December 31, 1994, is included in "Other Data: Number of common shareholders at end of year" on page 44 of the Company's 1994 Annual Report to Shareholders and is based on the number of shareholders of record at that date. The discussions of the limitations and restrictions on the payment of dividends on Common Stock are included in Note C on pages 31 and 32, and Note L on pages 38 and 39 of the Company's 1994 Annual Report to Shareholders. All of these sections are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
- -------   -----------------------

Sales from continuing operations, income from continuing operations before cumulative effect of change in method of accounting, total assets, non-current long-term debt and capital lease obligations, redeemable preferred stock, income from continuing operations per share of common stock, and dividends per share of common stock as of and for each of the years in the five year period ended December 31, 1994, on page 44 of the Company's 1994 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
 RESULTS OF OPERATIONS
- ----------------------

Management's Discussion and Analysis on pages 16-21, 23, 25 and 27 of the Company's 1994 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------   -------------------------------------------

An index to the consolidated financial statements and supplementary data contained in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference is contained on page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------   ---------------------------------------------------------------
 FINANCIAL DISCLOSURE
- ---------------------

None.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------   --------------------------------------------------

Biographical information concerning the Company's Directors appearing under the caption "Election of Directors" in the Company's proxy statement dated March 2, 1995 is incorporated herein by reference. Biographical information concerning the Company's Executive Officers is as follows:

John D. Ong, Age 61, Chairman, President and Chief Executive Officer
- --------------------------------------------------------------------

Mr. Ong joined the Company in 1961 as Assistant Counsel. Mr. Ong progressed through a number of business positions. He was elected Group Vice President of the Company in 1972, Executive Vice President and a Director in June 1973, Vice Chairman of the Board in April 1974, President in April 1975, President and Chief Operating Officer in 1977, and Chairman, and Chief Executive Officer in July 1979. Mr. Ong has a B.A. and M.A. in history from Ohio State University and an LL.B. from Harvard Law School.

David L. Burner, Age 55, Executive Vice President and President and Chief
- -------------------------------------------------------------------------
Operating Officer, BFGoodrich Aerospace
- ---------------------------------------

Mr. Burner joined the Company in 1983 as Vice President, Finance, for the Company's Engineered Products Group. He served in several other management positions before being named Executive Vice President of BFGoodrich Aerospace in 1985. He was appointed President of BFGoodrich Aerospace in 1987. Mr. Burner was elected a Senior Vice President in 1990 and an Executive Vice President in 1993. Before joining BFGoodrich he was Executive Vice President and Chief Financial Officer of ABS Industries in Willoughby, Ohio. Mr. Burner received a B.S.C. degree in accounting from Ohio University.

Wayne O. Smith, Age 51, Executive Vice President and President and Chief
- ------------------------------------------------------------------------
Operating Officer, BFGoodrich Specialty Chemicals
- -------------------------------------------------

Mr. Smith joined the Company in April 1994 as Executive Vice President and President, BFGoodrich Specialty Chemicals. Prior to joining the Company, Mr. Smith was employed as Group Vice President-Gasses Americas, The BOC Group, Ltd. from 1990 to 1993 and earlier in 1990, as President and Chief Operating Officer, Chemical Lime, Inc. Between 1974 and 1990 he held various assignments at Air Products and Chemicals, his last as General Manager of their Specialty Chemicals Division. He was formerly a Captain and fighter pilot serving eight years in the Air Force. Mr. Smith has a B.S. in Engineering Sciences from the United States Air Force Academy.

D. Lee Tobler, Age 61, Executive Vice President and Chief Financial Officer
- ---------------------------------------------------------------------------

Mr. Tobler joined the Company in January 1985 as Executive Vice President and Chief Financial Officer and was elected a Director in April 1988. Prior to coming with the Company, Mr. Tobler had been Group Vice President and Chief Administrative and Financial Officer of Zapata Corporation from 1981 to 1984. Mr. Tobler has a B.A. from Brigham Young University and an M.B.A. from Northwestern University.

Jon V. Heider, Age 60, Executive Vice President and General Counsel
- -------------------------------------------------------------------

Mr. Heider joined the Company in June 1984 as Vice President and General Counsel. He was elected Senior Vice President in 1988 and Executive Vice President in 1994. Prior to coming with the Company, Mr. Heider was employed by Air Products and Chemicals Inc., Allentown, Pa., where he held several posts including that of General Counsel. His last assignment there was as Vice President of Corporate Development. His association with Air Products and Chemicals spanned 18 years. Mr. Heider has a B.A. from the University of Wisconsin and a J.D. from Harvard Law School.

Nicholas J. Calise, Age 53, Vice President, Associate General Counsel and
- -------------------------------------------------------------------------
Secretary
- ---------

Mr. Calise joined the Company in October 1984 as Secretary and was also appointed Staff Vice President and Assistant General Counsel. In January 1989 he was elected Vice President and Associate General Counsel. Prior to joining BFGoodrich, he was with the Richardson-Vicks Inc. Home Care Products Division, Memphis, Tennessee, where he was Division Counsel, Director - Planning and Business Development and Marketing Director. Mr. Calise has an A.B. from Middlebury College and an M.B.A. and LL.B. from Columbia University.

Robert A. McMillan, Age 52, Vice President and Treasurer
- --------------------------------------------------------

Mr. McMillan joined the Company in July 1974 as an Economist. He progressed through a number of positions and was elected Vice President and Treasurer effective August 1, 1986. Mr. McMillan has a B.A. from the University of California at Santa Barbara and a Ph.D. in economics from the University of California at Berkeley and was an Economist at the Federal Reserve Bank of Cleveland and the Bank of America before joining BFGoodrich.

Steven G. Rolls, Age 40, Vice President and Controller
- ------------------------------------------------------

Mr. Rolls joined the Company in September 1981 as a Financial Analyst. He subsequently served in various capacities in the Treasury department, becoming an Assistant Treasurer in 1985. In 1987 he joined BFGoodrich Canada as Vice President, Finance and Treasurer. In 1989 he was appointed Vice President - Finance for the Aerospace business. Mr. Rolls was elected Vice President and Controller in 1993. He has a B.S. in business administration from Miami University and an M.B.A. from Ohio State University.

George K. Sherwood, Age 56, Vice President - Tax Administration
- ---------------------------------------------------------------

Mr. Sherwood joined the Company in July 1985 as Staff Vice President - Taxes and was elected Vice President - Tax Administration in April 1986. Prior to joining BFGoodrich, Mr. Sherwood was Vice President - Tax Administration for Zapata Corporation. Mr. Sherwood has a B.S. in business administration from Kansas State College and an M.B.A. in management from The University of Tulsa.

ITEM 11.   EXECUTIVE COMPENSATION
- --------   ----------------------

Information concerning executive compensation appearing under the captions "Compensation Committee Report" and "Compensation of Directors" in the Company's proxy statement dated March 2, 1995, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------   --------------------------------------------------------------

Security ownership data appearing under the captions "Holdings of Company Equity Securities by Directors and Executive Officers" and "Beneficial Ownership of Securities" in the Company's proxy statement dated March 2, 1995, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------   ----------------------------------------------

Information appearing under the caption "Transactions With Directors" in the Company's proxy statement dated March 2, 1995, is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
- --------   ------------------------------------------------------
 FORM 8-K
- ---------

         (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this Form 10-K on page F-1.

                (3) - Listing of Exhibits:

                      A listing of exhibits is on pages II-1 to II-3 of this Form 10-K.

                (b)    Reports on Form 8-K filed in the fourth quarter of 1994.

                       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 1995.

                                      The BFGoodrich Company
                                            (Registrant)



                                      By /S/JOHN D. ONG
                                         -------------------------------------

                                         (John D. Ong, Chairman, President and
                                          and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 1995 by the following persons (including a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated.


/S/STEVEN G. ROLLS                              /S/JOSEPH A. PICHLER
- ------------------------------------            ------------------------------
(Steven G. Rolls)                               (Joseph A. Pichler)
Vice President and Controller                   Director
(Principal Accounting Officer)

                                                /S/ALFRED M. RANKIN, JR.
                                                -----------------------------
                                                (Alfred M. Rankin, Jr.)
/S/JEANETTE GRASSELLI BROWN                     Director
- ------------------------------------
(Jeanette Grasselli Brown)
Director
                                                /S/IAN M. ROSS
                                                -----------------------------
                                                (Ian M. Ross)
                                                Director
/S/GEORGE A. DAVIDSON, JR.
- ------------------------------------
(George A. Davidson, Jr.)
Director                                        /S/D. LEE TOBLER
                                                -----------------------------
                                                (D. Lee Tobler)
                                                Executive Vice President and
/S/JAMES J. GLASSER                              Chief Financial Officer and
- ------------------------------------            (Principal Financial Officer)
(James J. Glasser)
Director

                                                /S/WILLIAM L. WALLACE
                                                -----------------------------
/S/THOMAS H. O'LEARY                            (William L. Wallace)
- ------------------------------------            Director
(Thomas H. O'Leary)
Director

                                                /S/JOHN L. WEINBERG
                                                -----------------------------
/S/JOHN D. ONG                                  (John L. Weinberg)
- ------------------------------------            Director
(John D. Ong)
Chairman, President
Chief Executive Office and Director
(Principal Executive Officer)

                                    APPENDIX


PART II, ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information appears in graphic form on pages 17 and 19 of the Company's 1994 Annual Report to Shareholders:


       1994 Aerospace Sales by Group:
           Landing Systems                                        29%
           Sensors and Integrated Systems                         28%
           Safety Systems                                         18%
           Maintenance, Repair and Overhaul                       25%

       1994 Specialty Chemicals Sales by Group:
           Specialty Plastics                                     23%
           Specialty Additives                                    37%
           Sealants, Coatings and Adhesives                       35%
           Water Systems and Services                              5%

                            THE B.F.GOODRICH COMPANY

                         INDEX TO FINANCIAL INFORMATION
                               Item 14(a)(1)-(2)

                                                          Reference
                                                         ------------
                                                             1994
                                                            Annual
                                                           Report to
                                                         Shareholders
                                                            (page)
                                                         ------------
Data incorporated by reference from the 1994
  Annual Report to Shareholders of The BFGoodrich
  Company:
  Consolidated Statement of Income for the years
     ended December 31, 1994, 1993 and 1992                 22
   Consolidated Balance Sheet at December 31,
     1994 and 1993                                          24
   Consolidated Statement of Cash Flows for the
     years ended December 31, 1994, 1993 and 1992           26
   Consolidated Statement of Shareholders' Equity
     for the years ended December 31, 1994, 1993
     and 1992                                               28
   Notes to Consolidated Financial Statements               29 - 41
   Quarterly Financial Data (Unaudited)                     42
   Report of Independent Auditors                           43

Schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above listed financial statements or notes thereto.

Item 14 (a)(3)                  Index to Exhibits

Table II
Exhibit No.
- -----------

3(A) The Company's Restated Certificate of Incorporation, as amended through August 5, 1988. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1988, and is incorporated herein by reference.

 (B) The Company's By-Laws, as amended, through February 18, 1991. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1990, and is incorporated herein by reference.

4 Information relating to the Company's long-term debt is set forth in Note C - "Financing Arrangements" on pages 31 and 32 of the Company's 1994 Annual Report to Shareholders, and is incorporated herein by reference. Instruments defining the rights of holders of such long-term debt are not filed herewith since no single debt item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.

10(A) Key Employees' Stock Option Plan. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1991, and is incorporated herein by reference.

10(B)(4) Form of Disability Income Agreement. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1988, and is incorporated herein by reference.

10(B)(5)            Form of Supplemental Executive Retirement Plan Agreement.
                    This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1989 and is incorporated herein by reference.

10(C) Performance Share Plan. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1991, and is incorporated herein by reference.

10(E) Management Incentive Program. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1989, and is incorporated herein by reference.

Item 14 (a)(3)                  Index to Exhibits

Table II
Exhibit No.
- -----------

10(F) Form of Management Continuity Agreement entered into by The B.F.Goodrich Company and certain of its employees. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1992, and is incorporated herein by reference.

10(G) Performance Unit Plan of The B.F.Goodrich Company. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1989, and is incorporated herein by reference.

10(H) Rights Agreement between The B.F.Goodrich Company and Morgan Shareholder Services Trust Company, as Rights Agent, dated as of July 20, 1987, and amended and restated as of December 7, 1987 which includes: as Exhibit A thereto, the form of Designation, Preferences and Rights of Cumulative Participating Preferred Stock, Series E; as Exhibit B thereto, the Form of Rights Certificate; as Exhibit C thereto, the Summary of Rights to Purchase Preferred Stock; and the Supplement to the Summary of Rights to Purchase Preferred Stock. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1987, and is incorporated herein by reference. Agreement dated as of August 1, 1989, substituting The Bank of New York as Rights Agent and Agreement dated as of August 1, 1989 with The Bank of New York amending the Rights Agreement. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1989 and is incorporated herein by reference.

10(I) Employee Protection Plan. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1989, and is incorporated herein by reference.

10(J) Benefit Restoration Plan. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1992, and is incorporated herein by reference.

10(K) Long-Term Incentive Plan. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1992, and is incorporated herein by reference.

10(L) Amended and Restated Separation Agreement between the Company and The Geon Company, which was filed as exhibit
                    10.1 to Registration Statement No. 33-70998 on Form S-1 of The Geon Company, is incorporated herein by reference.

Item 14 (a)(3)                  Index to Exhibits

Table II
Exhibit No.
- -----------

10(M) Amended and Restated General Assignment and Bill of Sale between the Company and The Geon Company, which was filed as exhibit 10.2 to Registration Statement No. 33-70998 on Form S-1 of The Geon Company, is incorporated herein by reference.

10(N) Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, which was filed as exhibit 10.3 to Registration Statement No. 33-70998 on Form S-1 of The Geon Company, is incorporated herein by reference.

11                  Statement re Computation of per share earnings

13 Annual Report to Shareholders. The Company's 1994 Annual Report to Shareholders (only those portions incorporated by reference in the Form 10-K).

21                  Subsidiaries

23                  Consent of Independent Auditors

27                  Financial Data Schedule

The Company will supply copies of the foregoing exhibits to any shareholder upon receipt of a written request addressed to the Secretary of The B.F.Goodrich Company, 3925 Embassy Parkway, Akron, Ohio 44333-1799, and the payment of $.50 per page to help defray the costs of handling, copying and postage.