Form 10-Q
period 1995-03-31
GOODRICH B F CO
filed 1995-05-08
CIK 42542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended         March 31, 1995
                 --------------------------------------------------


Commission file number           1-892
                       --------------------------------------------

                            THE B.F.GOODRICH COMPANY
           --------------------------------------------------------


           NEW YORK                                34-0252680
- -------------------------------               ---------------------
(State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)                Identification No.)





   3925 EMBASSY PARKWAY, AKRON, OHIO                 44333-1799
- ----------------------------------------           ---------------
(Address of principal executive offices)             (Zip Code)




Registrant's telephone number, including area code  216-374-3985
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X          No
                             -----           -----

As of March 31, 1995 there were 25,886,442 shares of common stock outstanding. There is only one class of common stock.

PART I.  FINANCIAL INFORMATION
ITEM I.  Financial Statements
                                                     THE B.F.GOODRICH COMPANY
                                                 CONSOLIDATED STATEMENT OF INCOME
                                          (Dollars in millions, except per share amounts)


                                                                    Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                    1995           1994
                                                                 ---------       ---------
Sales                                                           $   594.0       $   502.4
Operating Costs and Expenses:
  Cost of Sales                                                     416.1           359.0
  Selling and administrative expenses                               130.4           117.2
                                                                 ---------       ---------
                                                                    546.5           476.2
                                                                 ---------       ---------
Total operating income                                               47.5            26.2
Interest expense                                                    (12.4)          (11.7)
Interest income                                                       0.4             0.4
Other expense - net                                                  (6.9)           (6.9)
                                                                 ---------       ---------
Pretax income                                                        28.6             8.0
Income tax expense                                                  (11.0)           (3.1)
                                                                 ---------       ---------
Net Income                                                           17.6             4.9
Dividends on preferred stock                                         (1.9)           (2.0)
                                                                 ---------       ---------
Net income applicable to common stock                           $    15.7       $     2.9
                                                                 =========       =========

Earnings per common share - primary and
  fully diluted                                                 $    0.61       $    0.11

Weighted average number of common shares - primary
  and fully diluted (in millions)                                    25.8            25.7

Dividends paid per common share                                 $    0.55       $    0.55

                                                     THE B.F.GOODRICH COMPANY
                                                    CONSOLIDATED BALANCE SHEET
                                          (Dollars in millions, except per share amounts)

                                                                  March 31,      December 31,
                                                                    1995            1994
                                                                 ----------      ----------
ASSETS
- ------
Current Assets
  Cash and cash equivalents                                     $     40.4      $     35.8
  Accounts and notes receivable, less allowances
    for doubtful receivables (March 31, 1995
    $11.0; December 31, 1994 - $10.4)                                403.4           384.5
  Inventories                                                        376.4           358.8
  Deferred income tax assets                                          64.9            64.9
  Prepaid expenses and other assets                                   35.7            34.8
                                                                 ----------      ----------
        Total Current Assets                                         920.8           878.8
                                                                 ----------      ----------

Deferred Income Tax Assets                                            54.0            57.0
Property
  Land, buildings and machinery and equipment                      1,495.0         1,464.1
  Allowances for depreciation and amortization                      (617.2)         (590.8)
                                                                 ----------      ----------
        Total Property                                               877.8           873.3
                                                                 ----------      ----------
Goodwill                                                             499.0           497.9
Identifiable Intangible Assets                                        51.2            51.6
Intangible Pension Asset                                              49.6            49.5
Other Assets                                                          58.4            60.8
                                                                 ----------      ----------
                                                                $  2,510.8      $  2,468.9
                                                                 ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Short-term bank debt                                          $    121.1      $     70.4
  Accounts payable                                                   232.6           239.1
  Accrued expenses                                                   237.2           246.9
  Income taxes payable                                                31.2            26.4
  Current maturities of long-term debt
    and capital lease obligations                                     55.3            55.2
                                                                 ----------      ----------
        Total Current Liabilities                                    677.4           638.0
                                                                 ----------      ----------

Long-term Debt and Capital Lease Obligations                         419.7           427.1
Postretirement Benefits Other Than Pensions                          355.5           353.6
Other Non-current Liabilities                                        133.6           127.6
Shareholders' Equity
  $3.50 Cumulative Convertible Preferred Stock, Series
    D (stated at involuntary liquidation value of $50
    per share) 2,200,000 shares issued and outstanding               110.0           110.0
  Common Stock - $5 par value
    Authorized 100,000,000 shares; issued 25,966,660
    shares at March 31, 1995 and 25,950,722
    shares at December 31, 1994                                      129.8           129.8
  Additional capital                                                 402.5           401.7
  Income retained in the business                                    307.1           305.7
  Cumulative unrealized translation adjustments                       13.6             4.9
  Amount related to recording minimum pension liability              (18.6)          (18.6)
  Unearned portion of restricted stock awards                        (16.3)           (3.9)
  Common stock held in treasury, at cost (80,218
    shares at March 31, 1995 and 160,566 shares
    at December 31, 1994)                                             (3.5)           (7.0)
                                                                 ----------      ----------
        Total Shareholders' Equity                                   924.6           922.6
                                                                 ----------      ----------
                                                                $  2,510.8      $  2,468.9
                                                                 ==========      ==========

                                                     THE B.F.GOODRICH COMPANY
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (Dollars in millions)

                                                                    Three Months Ended
                                                                        March 31,
                                                                 -------------------------
                                                                    1995            1994
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $    17.6       $     4.9
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                  30.4            27.7
      Deferred income taxes                                           3.0             0.6
      Change in assets and liabilities, net of effects
        of acquisitions and dispositions of businesses:
          Receivables                                               (16.1)          (29.1)
          Inventories                                               (14.2)            3.4
          Other current assets                                       (0.7)           (2.1)
          Accounts payable                                           (8.8)           10.3
          Accrued expenses                                          (10.9)           (4.3)
          Income taxes payable                                        4.9            (7.0)
          Other non-current assets and liabilities                   11.7             0.9
                                                                 ---------       ---------
  Net cash provided by operating activities                          16.9             5.3

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property                                             (27.8)          (23.6)
  Proceeds from sale of property                                      0.9             0.3
  Payments made in connection with acquisitions
    net of cash acquired                                             (3.6)             -
                                                                 ---------       ---------
  Net cash (used) by investing activities                           (30.5)          (23.3)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term debt                                    50.5            27.8
  Proceeds from issuance of long-term debt                           19.0              -
  Repayment of long-term debt and capital lease obligations         (26.3)           (1.6)
  Proceeds from issuance of capital stock                             0.5             0.3
  Purchases of treasury stock                                       (10.4)             -
  Dividends                                                         (16.2)          (16.1)
                                                                 ---------       ---------
  Net cash provided by financing activities                          17.1            10.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               1.1             0.3
                                                                 ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      4.6            (7.3)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       35.8            33.4
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS AT MARCH 31                           $    40.4       $    26.1
                                                                 =========       =========

Supplemental Cash Flow Information:
  Income taxes paid                                             $     0.6       $     8.5
                                                                 =========       =========
  Interest paid, net of amount capitalized                      $    16.1       $    14.1
                                                                 =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION
         ------------------------------------------------

The accompanying unaudited condensed consolidated financial statements of The B.F.Goodrich Company (BFGoodrich or Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B: INVENTORY - Inventories included in the accompanying condensed consolidated balance sheet consist of:

                                 (Dollars in Millions)
                                -----------------------
                                March 31  December 31
                                  1995       1994
                                --------  -----------
  FIFO or average cost
    (which approximates
    current costs):
    Finished Products            $179.6      $163.9
    In Process                    118.8       114.9
    Raw Materials & Supplies      138.9       141.1
                                  -----       -----
                                  437.3       419.9

  Reserve to reduce certain
    inventories to LIFO           (60.9)      (61.1)
                                  -----       -----

  Total                          $376.4      $358.8
                                  =====       =====

NOTE C: DEBT - During the first quarter of 1995, the Company increased its short-term bank debt by $50.7 million of which $49.7 was borrowed under its domestic money market facilities. In addition, the Company issued $19 million of 30-year non-callable fixed-rate notes at an average interest rate of approximately 8.6 percent. Also, the Company repaid a $25.0 million, 6.51 percent note which matured in January. A $25.0 million, 7.23 percent note maturing in January of 1996 has been classified as current maturities of long-term debt.

NOTE D: CAPITAL STOCK - During the first quarter of 1995, 15,938 shares of authorized but previously unissued shares of common stock were issued under various employee compensation plans. In addition, 379,250 shares of treasury stock were issued under stock award plans and 65,125 shares of unearned shares under performance plans were forfeited and returned to treasury stock. Also, purchases of 233,777 shares of treasury stock were made.

NOTE E: COMMITMENTS AND CONTINGENCIES - BFGoodrich and its subsidiaries have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business.

There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.


A significant portion of the environmental liability relates to six sites of which five sites relate to businesses previously divested. Two of the most significant variables in determining the Company's ultimate liability are the remediation method ultimately adopted for the site and the Company's share of the total site remediation cost. With respect to these sites, the Company's maximum percentage share of the ultimate remediation costs is fixed. The five sites relating to businesses previously divested are all in the design or construction phases, and as a result, the remediation plan is generally known. At one of the sites the construction phase is essentially complete. While reasonable estimates of the ultimate completion cost can be made, the final cost at completion can vary significantly as a result of changes made during the construction phase and changed regulatory agency requirements, all of which are difficult to predict.

The Company and its subsidiaries are generators of both hazardous wastes and nonhazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then applicable regulations, the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with approximately 39 sites, most of which related to businesses previously disposed. The Company believes it may have continuing liability only with respect to not more than 23 sites.

Management believes that any changes in estimates that may occur as a result of new information will not be material to the Company's financial position.


NOTE F: DISPOSITION
        -----------

On February 27, 1995, BFGoodrich entered into an agreement to sell Arrowhead Industrial Water, Inc. (Arrowhead) to United
States Filter Corporation. Arrowhead represents substantially all of the Specialty Chemicals' Water Systems and Services business group and accounted for approximately 4 percent of that business segment's 1994 sales. The sale closed on May 4, 1995, for a price of $80 million, subject to adjustments. During the second quarter, BFGoodrich expects to realize a pretax gain on the sale of approximately $6.0 million, subject to adjustments.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

               COMPARISON OF THE FIRST QUARTER OF 1995
                    TO THE FIRST QUARTER OF 1994
               ---------------------------------------

                          TOTAL COMPANY
                          -------------

Sales in the first quarter of 1995 increased to $594.0 million, or 18 percent over the same period of 1994. Adjusted for 1994 acquisitions, sales increased 14 percent. Increased sales resulted primarily from internal growth.

Cost of sales as a percent of sales from the first quarter of 1994 to the same period of 1995 decreased by 1 percentage point. Overall, cost of sales increased to $416.1 million in the first quarter of 1995, from $359.0 million in the same period of 1994.

Selling and administrative expenses for the first quarter increased by 11 percent from the prior year period. The increase primarily reflects higher variable selling costs driven by increased volume, and higher fixed costs attributable to 1994 acquisitions and expanding international operations. As a percent of sales, selling and administrative expenses declined to 22 percent from 23 percent reflecting improvements in both sales and cost containment.

An expanded analysis of sales and operating income by business segment is discussed below.

The Company's operations are classified into two reportable business segments: BFGoodrich Aerospace (Aerospace) and BFGoodrich Specialty Chemicals (Specialty Chemicals). Aerospace consists of four business groups: Landing Systems; Sensors and

Integrated Systems; Safety Systems; and Maintenance, Repair and
Overhaul.   They serve commercial, military, regional, business
and general aviation markets. Specialty Chemicals consists of four business groups: Specialty Additives; Specialty Plastics; Sealants, Coatings and Adhesives; and Water Systems and Services. They serve various markets, such as personal care, pharmaceuticals, printing, textiles, automotive, building maintenance and construction.

Other Operations currently include the manufacture of chlor-alkali and olefins. Corporate includes general corporate administrative costs and central research expenses. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment. Intersegment eliminations are included in Corporate and are not significant in any period.

     SALES                                      OPERATING INCOME
Three Months Ended                             Three Months Ended
    March 31,                                      March 31,
- ------------------                             -----------------

 1995        1994                               1995        1994
 ----        ----                              ------      -----
$276.6      $255.8  Aerospace                  $ 27.8      $ 28.7
 261.5       209.7  Specialty Chemicals          12.0        10.1
 -----       -----                               ----        ----
 538.1       465.5  Total Reportable Segments    39.8        38.8
  55.9        36.9  Other Operations             19.4        (1.2)
     -           -  Corporate                   (11.7)      (11.4)
 -----       -----                              -----       -----
$594.0      $502.4  Total                      $ 47.5      $ 26.2
 =====       =====                              =====       =====


                        AEROSPACE
                        ---------

Sales of the Aerospace business segment increased by 8 percent to $276.6 million in the first quarter of 1995 over the same quarter of 1994 as a result of internal growth. Sales increased with every Group, except the Sensors and Integrated Systems Group, contributing to year-to-year growth.

The Landing Systems Group sales increased by 2 percent to $80.2 million. Initial airline sales for Boeing 777 wheels and brakes were recognized in the quarter. The Group experienced strong demand in several wheel and brake programs, including Boeing 737 and 757, and out-of-production aircraft, such as Boeing 727 and L-1011. These gains more than offset softness in landing gear sales resulting from reductions in commercial and military aircraft build rates.

The Sensors and Integrated Systems Group reported sales of $64.9 million, a decrease of 6 percent from the same period last year.
The sales decline was primarily attributable to reductions in commercial and military aircraft production levels.

The Safety Systems Group reported sales of $53.1 million, an increase of 16 percent over the first quarter of 1994. Stronger demand for pneumatic deicing products and aviation collision warning systems provided most of this growth.

The Maintenance, Repair and Overhaul Group sales increased by 25 percent to $78.4 million, reflecting stronger demand in all businesses. Particularly strong revenue growth in the Landing Gear Services and the Transport, Repair and Maintenance Divisions resulted from new contract awards with Continental Airlines and Alaska Airlines.

The Aerospace segment reported operating income of $27.8 million, a decrease of 3 percent from the same period last year. The segment's highest sales growth group, Maintenance, Repair and Overhaul, experienced start-up, training and other growth-related production inefficiencies that depressed margins in the first quarter of 1995. Reductions in original equipment sales from the prior year also contributed to the operating income decline.


                    SPECIALTY CHEMICALS
                    -------------------

Operating results for the first quarter of 1995 showed improvement compared to the first quarter of 1994, principally as a result of volume growth and higher prices and partially as a result of acquisitions. Sales increased 25 percent to $261.5 million. Adjusted for 1994 acquisitions, sales increased 15 percent.

The Specialty Plastics Group sales increased by 19 percent to $64.4 million. All major product lines had sales improvements stemming from volume gains and price increases to help offset significant increases in raw material costs.

The Specialty Additives Group sales increased by 40 percent to $115.2 million. Adjusted for 1994 acquisitions, sales increased 15 percent. Higher volume in all major product lines, and price increases in light of significant increases in raw material costs were primarily responsible for the improved sales.

Sales in the Sealants, Coatings and Adhesives Group increased by 12 percent to $69.3 million. The increase reflected primarily higher sales in the Transportation Products and the Roofing and Building Maintenance Divisions.

The Water Systems and Services Group sales increased by 5 percent to $12.6 million. Sales gains primarily reflected an increase in equipment sales. As discussed in Note F to the accompanying condensed consolidated financial statements, the Company entered into an agreement to sell Arrowhead Industrial Water, Inc. The sale closed on May 4, 1995, for a price of $80 million, subject to adjustments.

Operating income of the Specialty Chemicals segment in the first quarter of 1995 increased by 19 percent to $12.0 million compared to the first quarter of 1994. Adjusted for 1994 acquisitions, operating income increased 2 percent. This increase was principally a result of higher sales volume. Price increases in 1995 were more than offset by significant raw material cost increases for acrylates, butadiene, styrene, polyvinyl chloride, butanediol, and acrylic acid, and by increases in fixed costs which resulted in reduced gross margins. Further price increases became effective in April 1995, primarily in the Specialty Additives Group, which the Company believes will begin to restore margins.



                          OTHER OPERATIONS
                          ----------------

Chlor-Alkali and Olefins
- ------------------------

Chlor-Alkali and Olefins first quarter sales increased 51 percent to $55.9 million over the same period last year. Operating income increased to $19.4 million in the first quarter as compared to an operating loss of $1.2 million in the same period last year. The increases in sales and operating income primarily resulted from strong price and volume increases in the ethylene, propylene and caustic products and strong volume gains for chlorine. During the second quarter, the Chlor-Alkali and Olefins businesses have a previously scheduled manufacturing shutdown which occurs approximately every four years. The shutdown is scheduled to last up to two weeks.


                         CORPORATE
                         ---------

Corporate expenses remained virtually unchanged from 1994, at $11.7 million reflecting management's continuing overhead expense control activities. In March 1995, the Company announced a voluntary retirement program for eligible salaried employees at the Company's corporate headquarters, central research facilities and Aerospace segment headquarters. Eligible employees had until April 17, 1995 to elect early retirement. A total of 31 employees elected the early retirement benefits. The Company will record a charge of approximately $3.0 million during the second quarter of 1995 to reflect the termination benefits to be paid under the early retirement program.



                           TAXES
                           -----

For the first quarter of 1995, an income tax provision of $11.0 million was recorded on pretax income of $28.6 million, an effective tax rate of 38.5 percent. For the same period last year, an income tax provision of $3.1 million was recorded on pretax income of $8.0 million, an effective tax rate of 38.8 percent. For each year, the rate is higher than the federal statutory rate principally due to state and local income taxes.



                CAPITAL RESOURCES AND LIQUIDITY
                -------------------------------

Working capital increased during the first quarter of 1995, to $243.4 million from $240.8 million. This slight increase was the net effect of increases in accounts receivable and inventory offset by an increase in short-term bank debt. Other liquidity measures, a current ratio of 1.4 and a quick ratio of 0.7, remained unchanged during the first quarter. In connection with the Company's sale of Arrowhead Industrial Water, Inc. on May 4, 1995, the Company received proceeds of $80.2 million.

The Company maintains $325.0 million of uncommitted money market facilities with various banks to meet its short-term borrowing requirements. As of March 31, 1995, $166.8 million of these lines were unused and available to meet working capital requirements.

The Company also maintains approximately $300 million of committed domestic revolving credit agreements with various banks. At March 31, 1995 and throughout the quarter, these facilities were not in use. The facilities remain in place through mid-1997 unless extended by the Company with the approval of the banks.

In addition, the Company has an effective shelf registration statement with the Securities and Exchange Commission providing the ability to issue up to $250.0 million of public debt securities. During the first quarter of 1995, the Company issued, under this shelf registration, $19.0 million of fixed-rate non-callable notes due in 2025 at an average interest rate of approximately 8.6 percent. Proceeds were used for general corporate purposes, principally to reduce short-term borrowings.

The Company believes that its credit facilities are sufficient to meet longer-term capital requirements including normal maturities of long-term debt. Overall, the Company's long-term debt and capital lease obligations decreased by $7.3 million during this period, reflecting the net effects of maturing debt and the issuance of the previously mentioned notes.

The Company's debt to capitalization ratio increased from 37.4 percent at December 31, 1994 to 39.2 percent at March 31, 1995, principally due to higher levels of short-term bank debt.

CASH FLOW

Cash flow from operating activities in the first quarter of 1995 improved to $16.9 million from $5.3 million during the same period of 1994, primarily due to higher net income. The Company is striving to achieve a neutral cash flow position in 1995, excluding acquisitions.



PART II -   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Reference is made to the Company's Form 10-K for the fiscal year ended December 31, 1994, for a description of litigation and arbitration proceedings involving Westlake Monomers Corporation ("Westlake"). On March 27, 1995, the arbitrator ruled that Westlake's right of first refusal to purchase the Company's chlor-alkali and olefins facilities at Calvert City, Kentucky, did not involve shares of The Geon Company common stock. Previously, the arbitrator ruled that the right of first refusal was triggered, but the earlier ruling did not specify a remedy. Further proceedings are pending.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11 -    Statement re Computation of Per Share
                        Earnings is filed as part of this
                        report.

        Exhibit 27 -    Financial data schedule.


    (b) Reports on Form 8-K - None.

                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





  May  8,  1995                  The B.F.Goodrich Company
- ------------------               --------------------------



                                 /S/D. LEE TOBLER
                                 -------------------------------
                                 D. Lee Tobler
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)




                                 /S/STEVEN G. ROLLS
                                 -------------------------------
                                 Steven G. Rolls
                                 Vice President & Controller
                                 (Chief Accounting Officer)