Form 10-Q
period 1995-06-30
GOODRICH B F CO
filed 1995-08-10
CIK 42542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended         June 30, 1995
                ----------------------------------------------------------------

Commission file number           1-892
                ----------------------------------------------------------------

                            THE B.F.GOODRICH COMPANY
                  --------------------------------------------


         NEW YORK                                    34-0252680
-------------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                    Identification No.)




  3925 EMBASSY PARKWAY, AKRON, OHIO                   44333-1799
----------------------------------------              -----------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code  216-374-3985
                                                  ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X          No
                                  -----           ------

As of June 30, 1995 there were 25,944,427 shares of common stock outstanding. There is only one class of common stock.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                            THE B.F.GOODRICH COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in millions, except per share amounts)



                                               Three Months Ended          Six Months Ended
                                                    June 30,                    June 30,
                                               -------------------         ------------------
                                               1995          1994          1995          1994
                                               ----          ----          ----          ----
Sales                                          $600.6        $540.5      $1,194.6      $1,042.9
Operating Costs and Expenses:
  Cost of sales                                 409.2         369.2         825.3         728.2
  Selling and administrative expenses           127.8         123.2         258.2         240.4
                                               ------        ------      --------      --------
                                                537.0         492.4       1,083.5         968.6
                                               ------        ------      --------      --------
Total operating income                           63.6          48.1         111.1          74.3
Interest expense                                (11.9)        (11.8)        (24.3)        (23.5)
Interest income                                   1.4           0.4           1.8           0.8
Other income (expense) - net                     19.2          (6.5)         12.3         (13.4)
                                               ------        ------      --------      --------
Pretax income                                    72.3          30.2         100.9          38.2
Income tax expense                              (28.0)        (11.7)        (39.0)        (14.8)
                                               ------        ------      --------      --------
Net Income                                       44.3          18.5          61.9          23.4
Dividends on preferred stock                     (2.0)         (2.0)         (3.9)         (4.0)
                                               ------        ------      --------      --------
Net income applicable to common stock          $ 42.3        $ 16.5      $   58.0      $   19.4
                                               ======        ======      ========      ========

Earnings per share
  Primary                                       $1.63        $ 0.64      $   2.24      $   0.75
  Fully Diluted                                  1.58          0.64          2.21          0.75

Weighted average number of common shares -
  in millions
    Primary                                      26.0          25.7          25.9          25.7
    Fully Diluted                                28.1          25.7          28.0          25.7

Dividends paid per common share                 $0.55        $ 0.55      $   1.10      $   1.10

                            THE B.F.GOODRICH COMPANY
                           CONSOLIDATED BALANCE SHEET
                (Dollars in millions, except per share amounts)

                                                                              June 30,       December 31,
                                                                                1995             1994
                                                                              --------       -----------
ASSETS
Current Assets
  Cash and cash equivalents                                                 $   42.7         $   35.8
  Accounts and notes receivable, less allowances
    for doubtful receivables (June 30, 1995
    $11.3; December 31, 1994 - $10.4)                                          391.6            384.5
  Inventories                                                                  387.3            358.8
  Deferred income tax assets                                                    64.9             64.9
  Prepaid expenses and other assets                                             33.4             34.8
                                                                            --------         --------
          Total Current Assets                                                 919.9            878.8
                                                                            --------         --------

Deferred Income Tax Assets                                                      43.9             57.0
Property
  Land, buildings and machinery and equipment                                1,441.8          1,464.1
  Allowances for depreciation and amortization                                (619.6)          (590.8)
                                                                            --------         --------
          Total Property                                                       822.2            873.3
                                                                            --------         --------

Goodwill                                                                       487.3            497.9
Identifiable Intangible Assets                                                  52.5             51.6
Intangible Pension Asset                                                        49.7             49.5
Other Assets                                                                    79.1             60.8
                                                                            --------         --------
                                                                            $2,454.6         $2,468.9
                                                                            ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                                      $   69.5         $   70.4
  Accounts payable                                                             205.9            239.1
  Accrued expenses                                                             236.5            246.9
  Income taxes payable                                                          36.8             26.4
  Current maturities of long-term debt
    and capital lease obligations                                               80.3             55.2
                                                                            --------         --------
          Total Current Liabilities                                            629.0            638.0
                                                                            --------         --------

Long-term Debt and Capital Lease Obligations                                   389.2            427.1
Postretirement Benefits Other Than Pensions                                    353.3            353.6
Other Non-current Liabilities                                                  124.7            127.6
$3.50 Cumulative Convertible Preferred Stock,
  Series D Called for Redemption on July 31, 1995
  (stated at involuntary liquidation value of $50
  per share) 2,200,000 shares issued and outstanding                           110.0               -
Shareholders' Equity
  $3.50 Cumulative Convertible Preferred Stock, Series
    D (stated at involuntary liquidation value of $50
    per share) 2,200,000 shares issued and outstanding                            -             110.0
  Common Stock - $5 par value
    Authorized 100,000,000 shares; issued 26,027,030
    shares at June 30, 1995 and 25,950,722
    shares at December 31, 1994                                                130.1            129.8
  Additional capital                                                           407.2            401.7
  Income retained in the business                                              335.3            305.7
  Cumulative unrealized translation adjustments                                 15.0              4.9
  Amount related to recording minimum pension liability                        (18.6)           (18.6)
  Unearned portion of restricted stock awards                                  (16.9)            (3.9)
  Common stock held in treasury, at cost (82,603
    shares at June 30, 1995 and 160,566 shares
    at December 31, 1994)                                                       (3.7)            (7.0)
                                                                            --------         --------
          Total Shareholders' Equity                                           848.4            922.6
                                                                            --------         --------
                                                                            $2,454.6         $2,468.9
                                                                            ========         ========

                            THE B.F.GOODRICH COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in millions)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                        1995              1994
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $   61.9           $  23.4
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                       59.4              57.1
      Deferred income taxes                                               13.1               3.7
      Gain on sale of business                                            (5.0)               -
      Change in assets and liabilities, net of effects
        of acquisitions and dispositions of businesses:
          Receivables                                                     (5.5)            (39.8)
          Inventories                                                    (26.1)              1.0
          Other current assets                                              -                1.9
          Accounts payable                                               (29.3)              9.9
          Accrued expenses                                               (10.7)             17.6
          Income taxes payable                                            11.0              (1.5)
          Other non-current assets and liabilities                       (25.4)              1.5
                                                                      --------           --------
      Net cash provided by operating activities                           43.4              74.8

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property                                                  (61.1)            (50.1)
  Proceeds from sale of property                                           1.5               2.2
  Payments made in connection with acquisitions
    net of cash acquired                                                  (3.6)             (0.4)
  Proceeds from sale of business                                          80.0                -
                                                                      --------           --------
  Net cash provided (used) by investing activities                        16.8             (48.3)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt                              (1.1)              8.3
  Proceeds from issuance of long-term debt                                39.0                -
  Repayment of long-term debt and capital lease obligations              (51.8)             (5.3)
  Proceeds from issuance of capital stock                                  1.8               0.6
  Purchases of treasury stock                                            (10.4)               -
  Dividends                                                              (32.3)            (32.3)
                                                                      --------           --------
  Net cash used by financing activities                                  (54.8)            (28.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    1.5               0.5
                                                                      --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           6.9              (1.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            35.8              33.4
                                                                      --------           --------

CASH AND CASH EQUIVALENTS AT JUNE 30                                  $   42.7           $  31.7
                                                                      ========           ========

Supplemental Cash Flow Information
  Income taxes paid                                                   $   11.1           $   9.5
                                                                      ========           ========
  Interest paid, net of amounts capitalized                           $   23.5           $  21.2
                                                                      ========           ========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:  BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION -
The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company (BFGoodrich or Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Note B: INVENTORY - Inventories included in the accompanying condensed consolidated balance sheet consist of:

                                (Dollars in Millions)
                               -----------------------
                               June 30,   December 31,
                                 1995         1994
                               --------   ------------
  FIFO or average cost
    (which approximates
    current costs):
    Finished Products           $189.0      $163.9
    In Process                   118.7       114.9
    Raw Materials & Supplies     145.1       141.1
                                ------      ------
                                 452.8       419.9
  Reserve to reduce certain
    inventories to LIFO          (65.5)      (61.1)
                                ------      ------
  Total                         $387.3      $358.8
                                ======      ======


Note C: DEBT - During the first six months of 1995, the Company made two issues of public debt securities under a shelf registration. In March, the Company issued $19.0 million of fixed-rate non-callable notes due in 2025 at an average interest rate of approximately 8.6 percent. In May, the Company issued $20.0 million of fixed-rate non-callable notes, also due in 2025, at an average interest rate of approximately 7.8 percent. The proceeds were used principally to replace long-term debt that matured during the period. During the first half of 1995, the Company repaid $51.8 million of scheduled maturing debt. In addition, $25.0 million of long-term notes maturing in 1996 have been reclassified as current maturities of long-term debt.

Note D: CAPITAL STOCK - During the first six months of 1995, 76,308 shares of authorized but previously unissued shares of common stock were issued under various employee compensation plans. In addition, 379,250 shares of treasury stock were issued under stock awards and 65,125 shares of unearned shares under performance plans were forfeited and returned to treasury stock. Also, purchases of 236,162 shares of treasury stock were made.

In June 1995, the Company called for redemption all of the outstanding shares of the $3.50 Cumulative Convertible Preferred Stock, Series D on July 31, 1995, at a redemption price of $50.70 per share plus accrued dividends of approximately $0.30 per share. Prior to the redemption, holders of some Series D Preferred Stock exercised their conversion privileges and received 415,806 shares of common stock. As of August 9, 1995, the Company had completed the repurchase of all of the common stock issued upon conversion of the Series D Preferred Stock. The Company's total cash cost to repurchase the shares issued upon conversion of the Series D Preferred Stock was approximately $400,000 less than what the total cash cost would have been to redeem the Series D Preferred Stock.

On July 6, 1995, BFGoodrich Capital, a Delaware statutory business trust (the Trust), received $122.5 million, net of the underwriting commission, from the issuance of 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). The Trust invested the proceeds in 8.30% Junior Subordinated Debentures, Series A, Due 2025 (Junior Subordinated Debentures) issued by the Company. The Company used the proceeds from the Junior Subordinated Debentures primarily to redeem all of the outstanding shares of the $3.50 Cumulative Convertible Preferred Stock, Series D. The QUIPS have a liquidation value of $25 per Preferred Security, mature in 2025 and are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures. The Company has the option at any time on or after July 6, 2000 to redeem, in whole or in part, the Junior Subordinated Debentures with the proceeds from the issuance and sale of the Company's common stock within two years preceding the date fixed for redemption.

Note E: COMMITMENTS AND CONTINGENCIES - BFGoodrich and its subsidiaries have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business.

There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined should not have a material effect on the Company' s consolidated financial position or results of operations. The Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Other income(expense)-net for the second quarter of 1995 includes $19.1 million of insurance recoveries from the settlement of certain insurance issues relating to past environmental claims, principally for previously discontinued businesses.

A significant portion of the environmental liability relates to six sites of which five sites relate to businesses previously divested. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to these sites, the Company's maximum percentage share of the ultimate remediation costs is fixed. The five sites relating to businesses previously divested are all in the design or construction phases, and as a result, the remediation plan is generally known. At one of the sites, the construction phase is essentially complete. While reasonable estimates of the ultimate completion cost can be made, the final cost at completion can vary significantly as a result of changes made during the construction phase and changed regulatory agency requirements, all of which are difficult to predict.

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then applicable regulations, the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with approximately 39 sites, most of which related to businesses previously disposed of. The Company believes it may have continuing liability with respect to not more than 23 sites. Management believes that any changes in estimates that may occur as a result of new information will not be material to the Company's financial condition.

Note F: OTHER

On February 27, 1995, BFGoodrich entered into an agreement to sell Arrowhead Industrial Water, Inc. (Arrowhead) to United

States Filter Corporation. Arrowhead represented substantially all of the Specialty Chemicals' Water Systems and Services business group and accounted for approximately 4 percent of that business segment's 1994 sales. The sale closed on May 4, 1995, for a price of $80.0 million, resulting in a pretax gain of $5.0 million, which is included in other income(expense)-net.

The Company recorded a charge of $3.1 million during the second quarter of 1995 to reflect the termination benefits to be paid under the previously announced voluntary early retirement program for eligible salaried employees at the Company's corporate headquarters, Advanced Technology Group research facilities and Aerospace segment headquarters.

In the second quarter of 1995, the Company recorded adjustments which in the aggregate benefited pretax income by $9.3 million, or $5.7 million on an after-tax basis. The adjustments primarily related to the favorable decision related to a certain litigation matter, lower expense for pension and retiree health-care benefits resulting from updated actuarial calculations, and improved product claims management and continued favorable product claims experience.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
         -------------------------------------------------
     COMPARISON OF THE SECOND QUARTER AND FIRST HALF OF 1995
         TO THE SECOND QUARTER AND FIRST HALF OF 1994
     -------------------------------------------------------

                                TOTAL COMPANY
                                -------------

Sales in the second quarter of 1995 increased to $600.6 million, or 11 percent over the same period of 1994, as a result of internal growth, price increases and acquisitions. Excluding the effects of acquisitions, sales increased 7 percent.

Sales for the first six months of 1995 increased to $1,194.6 million, or 15 percent over the corresponding period of 1994. Excluding the effects of acquisitions, sales increased 11 percent.

Cost of sales as a percent of sales in the second quarter of 1995 compared to the same period of 1994 remained virtually unchanged. Total cost of sales increased to $409.2 million in the second quarter of 1995 from $369.2 million in the same period of 1994, largely reflecting internal growth. Cost of sales as a percent of sales for the first half of 1995 decreased by 0.7 percentage points from the first half of 1994. Total cost of sales increased to $825.3 million in the first half of 1995 from $728.2 million in the same period of 1994, also largely due to internal growth.

Selling and administrative expenses for the second quarter of 1995 increased by 4 percent over the corresponding period of 1994. The increase principally reflects increased costs to expand and globalize strategic businesses. Selling and administrative expense as a percent of sales declined from 23 percent to 21 percent due to increased sales.

Selling and administrative expenses for the first six months of 1995 increased 7 percent over the same period of 1994, attributable to the same reasons as for the second quarter of 1995. As a percent of sales, selling and administrative expenses decreased from 23 percent to 22 percent due to increased sales and continued cost containment.

An expanded analysis of sales and operating income by business segment is discussed below.

The Company's operations are classified into two reportable business segments: BFGoodrich Aerospace (Aerospace) and BFGoodrich Specialty Chemicals (Specialty Chemicals). Aerospace consists of four business groups: Landing Systems; Sensors and Integrated Systems; Safety Systems; and Maintenance, Repair and Overhaul (MRO). They serve commercial, military, regional, business and general aviation markets. Specialty Chemicals consists of four business groups: Specialty Additives; Specialty Plastics; Sealants, Coatings and Adhesives; and Water Systems and Services. They serve various markets, such as personal care, pharmaceuticals, printing, textiles, automotive, building maintenance and construction. The Water Systems and Services business group ceased to exist upon the disposition of Arrowhead Industrial Water, Inc. (Arrowhead) on May 4, 1995.

Other Operations currently include the manufacture of chlor- alkali and olefins. Corporate includes general corporate administrative costs and Advanced Technology Group research expenses. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment. Intersegment eliminations are included in Corporate and are not significant in any period.

                                 Three Months       Six Months
                                Ended June 30,     Ended June 30,
                                -------------      -------------
                                1995    1994       1995     1994
                                ----    ----       ----     ----
                                     (Dollars In Millions)
Net Sales:
 Aerospace                     $284.4  $263.0   $  561.0  $  518.8
 Specialty Chemicals            272.5   247.1      534.0     456.8
                               ------  ------   --------  --------
 Total Reportable Segments      556.9   510.1    1,095.0     975.6
 Other Operations                43.7    30.4       99.6      67.3
                               ------  ------   --------  --------
 Total                         $600.6  $540.5   $1,194.6  $1,042.9
                               ======  ======   ========  ========

Operating Income:
 Aerospace                     $ 37.4  $ 31.0   $   65.2  $   59.7
 Specialty Chemicals             26.3    29.1       38.3      39.2
                               ------  ------   --------  --------
 Total Reportable Segments       63.7    60.1      103.5      98.9
 Other Operations                14.6     1.6       34.0       0.4
 Corporate                      (14.7)  (13.6)     (26.4)    (25.0)
                               ------  ------   --------  --------
 Total                         $ 63.6  $ 48.1   $  111.1  $   74.3
                               ======  ======   ========  ========


AEROSPACE
---------

Second Quarter 1995 Versus Second Quarter 1994
----------------------------------------------

Sales of the Aerospace business segment increased by 8 percent to $284.4 million in the second quarter of 1995 over the same quarter of 1994 as a result of internal growth, with every group, except the Sensors and Integrated Systems Group, contributing to year-to-year growth.

The Landing Systems Group sales increased by 2 percent to $77.4 million in the second quarter of 1995 compared to the same period of 1994. The Group experienced strong demand in several wheel and brake programs, including Boeing 727, 737, 757 and L-1011. These gains more than offset continued softness in landing gear sales resulting from reductions in commercial and military aircraft build rates. Sensors and Integrated Systems Group reported sales of $68.3 million, a decrease of 4 percent from the same period last year. The sales decline was primarily attributable to reductions in commercial and military aircraft build rates.

The Safety Systems Group reported sales of $54.7 million, an increase of 18 percent over the second quarter of 1994. Stronger demand for pneumatic and propeller deicing products and aviation collision warning systems provided most of this growth.

Sales of the Maintenance, Repair and Overhaul Group increased by 21 percent to $84.0 million, reflecting stronger demand in all businesses. Particularly strong revenue growth in the Landing Gear Services and the Transport, Repair and Maintenance Divisions resulted from new contract awards with Continental Airlines and Alaska Airlines.

Operating income of the Aerospace segment increased by 21 percent to $37.4 million in the second quarter of 1995 over the same period last year.
Increased sales of replacement parts, particularly wheels and brakes and pneumatic deicing products, accounted for much of the operating income improvement. These gains more than offset the effects of reduced commercial and military aircraft build rates. Operating income in the second quarter of 1995 benefited by $2.3 million from changes in estimates, of which $1.8 million related to the favorable decision related to a certain litigation matter.


First Six Months 1995 Versus First Six Months 1994
--------------------------------------------------

Sales of the Aerospace business segment increased year-to-date 1995 over the same period of 1994 as a result of internal growth. Sales increased by 8 percent to $561.0 million.

Sales of the Landing Systems Group increased by 2 percent to $157.6 million. Increased demand from airlines for several wheel and brake programs, including Boeing 727 and 737, and Airbus A330 and A340, combined with initial shipments for the Boeing 777 program, more than offset slower landing gear sales for new commercial and military aircraft production.

The Sensors and Integrated Systems Group reported sales of $133.2 million, a decrease of 5 percent from the same period of 1994. The sales decline was primarily due to reduced production rates by Boeing and Airbus and reduced military aircraft production, particularly for the B-2 program. These shortfalls were partially offset by higher shipments of new fuel management systems.

The Safety Systems Group reported sales of $107.8 million, an increase of 17 percent over the same period of 1994. The majority of the increase is attributable to higher sales of deicing products and collision warning systems.

Sales of the Maintenance, Repair and Overhaul Group increased by 23 percent to $162.4 million. Increased demand for MRO services for commercial airframes and components, landing gear and wheels and brakes accounted for most of the sales growth, and reflects the continuing trend toward outsourcing of maintenance by airlines. New contract awards with Continental Airlines and Alaska Airlines contributed to the revenue growth.

Operating income for the Aerospace business segment increased by 9 percent to $65.2 million. Sales improvements in the Maintenance, Repair and Overhaul, Landing Systems and Safety Systems Groups accounted for most of the incremental earnings.


SPECIALITY CHEMICALS
--------------------

Second Quarter 1995 Versus Second Quarter 1994
----------------------------------------------

Sales of the Specialty Chemicals business segment increased by 10 percent to $272.5 million in the second quarter of 1995 over the same quarter of 1994, as a result of internal volume growth, price increases and acquisitions. Adjusted for 1994 acquisitions and the Arrowhead divestiture in May 1995, sales increased 5 percent.

The Specialty Plastics Group sales increased by 10 percent to $61.3 million compared to the same period last year. All major product lines experienced sales improvements resulting from volume gains and price increases to help offset significant increases in raw material costs.

The Specialty Additives Group sales increased by 29 percent to $112.5 million. Adjusted for 1994 acquisitions, sales increased by 6 percent. Higher sales resulted principally from price increases implemented to offset significant increases in raw material costs.

Sales of the Sealants, Coatings and Adhesives Group increased by 1 percent to $94.2 million. Sales growth experienced in the European construction and windows markets was offset by softness in the corresponding North America markets. Despite slowing construction activity, the Group continued to achieve cost reductions and operating efficiencies.

The Water Systems and Services Group reported sales of $4.5 million for the second quarter of 1995, of which $3.5 million related to Arrowhead. As previously mentioned, this Group ceased to exist upon the divestiture of Arrowhead in May 1995.

Operating income of the Specialty Chemicals business segment decreased by 10 percent, from $29.1 million in the second quarter of 1994 to $26.3 million in the second quarter of 1995. Adjusted for 1994 acquisitions and the Arrowhead divestiture, operating income decreased by 15 percent. Lower operating income was the result of significantly higher raw material costs for the Specialty Plastics and Specialty Additives Groups and increased costs to expand and globalize strategic businesses. Operating income in the second quarter of 1995 benefited by $4.6 million from changes in estimates, of which $3.3 million related to improved product claims management and continued favorable product claims experience.


First Six Months 1995 Versus First Six Months 1994
--------------------------------------------------

First half 1995 sales increased to $534.0 million or by 17 percent compared to the same period last year, driven by internal volume growth, price increases and acquisitions. Excluding the effect of 1994 acquisitions and the Arrowhead divestiture, sales increased by 10 percent.

The Specialty Plastics Group sales increased by 15 percent to $125.6 million. All major product lines experienced sales improvements resulting from volume gains and price increases to help offset significant increases in raw material costs.

The Specialty Additives Group sales increased by 34 percent to $227.7 million. Adjusted for 1994 acquisitions, sales increased by 10 percent. Higher volume across all major product lines and price increases were primarily responsible for the improved sales.

Sales of the Sealants, Coatings, and Adhesives Group increased by 6 percent to $163.9 million. The increase was driven by improved sales in the roofing and building maintenance product lines and stronger demand for adhesives in the U.S. automotive and industrial markets.

The Water Systems and Services Group reported sales of $16.8 million for the first half of 1995, of which $15.0 million related to Arrowhead.

The Specialty Chemicals business segment reported first half 1995 operating income of $38.3 million, representing a 2 percent decline from the corresponding period last year. Excluding the effects of 1994 acquisitions and the Arrowhead divestiture, operating income decreased by 11 percent. Lower operating income was principally attributable to significantly higher raw material costs for the Specialty Additives and Specialty Plastics Groups and increased costs to expand and globalize strategic businesses.

                               OTHER OPERATIONS
                               ----------------
CHLOR-ALKALI & OLEFINS
----------------------

Second quarter 1995 sales increased 44 percent to $43.7 million compared to the same period last year. Operating income increased to $14.6 million in the second quarter from $1.6 million in the same period last year. The increases in sales and operating income primarily resulted from strong price and volume increases in ethylene, propylene and caustic products and strong volume gains for chlorine. During the second quarter, the Chlor-Alkali and Olefins businesses had a previously scheduled manufacturing shutdown which occurs approximately every four years. The shutdown lasted approximately two weeks.

First half 1995 sales increased 48 percent to $99.6 million compared to the same period last year. Operating income increased to $34.0 million in the first half from $0.4 million in the same period last year. The increases in sales and operating income are attributable to the same reasons as for the second quarter of 1995.


                                  CORPORATE
                                  ---------
Second quarter 1995 Corporate expenses increased 8 percent to $14.7 million compared to the same period last year. The Company recorded a charge of $3.1 million during the second quarter of 1995 to reflect the termination benefits to be paid under the previously announced voluntary early retirement program for eligible salaried employees at the Company's corporate headquarters, Advanced Technology Group research facilities and Aerospace segment headquarters. Excluding the effect of the early retirement charge, Corporate expenses decreased 15 percent reflecting management's continuing overhead expense control activities. First half 1995 Corporate expenses increased 6 percent to $26.4 million compared to the same period last year. Excluding the effect of the early retirement charge, Corporate expenses decreased 7 percent.


                           INTEREST EXPENSE/INCOME
                           -----------------------
Second quarter 1995 interest expense remained virtually unchanged from the same period in 1994, at $11.9 million. Interest income for the second quarter 1995 increased $1.0 million from the same period last year as a result of interest received from an insurance settlement related to past environmental remediation costs incurred by the Company.

                             OTHER INCOME/EXPENSE
                             --------------------
Other income(expense)-net for the second quarter of 1995 reflected income of $19.2 million compared to an expense of $6.5 million for the same period of 1994. The 1995 result includes a $19.1 million benefit from the settlement of certain insurance issues relating to past environmental claims, principally for previously discontinued businesses. The second quarter of 1995 also includes a $5.0 million gain from the sale of Arrowhead and a $1.5 million lower expense for retiree health-care benefits for previously discontinued businesses compared to the same period in the prior year, resulting from updated actuarial calculations.


                                    TAXES
                                    -----
For the second quarter of 1995, an income tax provision of $28.0 million was recorded on pretax income of $72.3 million. For the same period last year, an income tax provision of $11.7 million was recorded on pretax income of $30.2 million. For each year, the effective tax rate was 38.7 percent and was higher than the federal statutory rate principally due to state and local income taxes.

For the first half of 1995, an income tax provision of $39.0 million was recorded on pretax income of $100.9 million. For the same period last year, an income tax provision of $14.8 million was recorded on pretax income of $38.2 million. For each year, the effective tax rate was 38.7 percent and was higher than the federal statutory rate principally due to state and local income taxes.


                       CAPITAL RESOURCES AND LIQUIDITY
                       -------------------------------
During the first half of 1995, working capital increased to $290.9 million from $240.8 million at the end of 1994. This increase was largely attributable to a $28.5 million increase in inventory and a $33.2 million decrease in accounts payable, partially offset by a reclassification of $25.0 million of long-term debt to current maturities. The inventory increase reflected significantly higher raw material costs, predominantly in the Specialty Plastics and Specialty Additives Groups, and higher inventory levels required to meet sales growth and business seasonality. The decrease in accounts payable primarily reflects higher than normal accounts payable at the end of 1994. Other liquidity measures, a current ratio of 1.5 and a quick ratio of 0.7, remained virtually unchanged during the first half of the year. In connection with the Company's sale of Arrowhead on May 4, 1995, the Company received proceeds of $80.0 million.

The Company maintains $325.0 million of uncommitted money market facilities with various banks to meet its short-term borrowing requirements. As of June 30, 1995, $217.8 million of these lines were unused and available to meet working capital requirements.

The Company also maintains approximately $300 million of committed domestic revolving credit agreements with various banks. At June 30, 1995 and throughout the first half of the year, these facilities were not in use. In July 1995, the Company renegotiated its revolving credit agreements, maintaining the same $300 million committed line but extending the expiration to mid-2000.

In addition, the Company has an effective shelf registration statement with the Securities and Exchange Commission providing the ability to issue up to $250.0 million of public debt securities. During the first six months of 1995, the Company made two issues under this shelf registration. In March, the Company issued $19.0 million of fixed-rate non-callable notes due in 2025 at an average interest rate of approximately 8.6 percent. In May, the Company issued $20.0 million of fixed-rate non-callable notes, also due in 2025, at an average interest rate of approximately 7.8 percent. Proceeds were used principally to replace long-term debt that matured during the period.

On July 6, 1995, BFGoodrich Capital, a Delaware statutory business trust (the Trust), received $122.5 million, net of the underwriting commission, from the issuance of 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). The Trust invested the proceeds in 8.30% Junior Subordinated Debentures, Series A, Due 2025 (Junior Subordinated Debentures) issued by the Company. The Company used the proceeds from the Junior Subordinated Debentures primarily to redeem all of the outstanding shares of the $3.50 Cumulative Convertible Preferred Stock, Series D. The QUIPS have a liquidation value of $25 per Preferred Security, mature in 2025 and are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures. The Company has the option at any time on or after July 6, 2000 to redeem, in whole or in part, the Junior Subordinated Debentures with the proceeds from the issuance and sale of the Company's common stock within two years preceding the date fixed for redemption.

The Series D Preferred Stock was redeemed on July 31, 1995, for $50.70 per share plus accrued dividends of approximately $0.30 per share. Prior to the redemption, holders of some Series D Preferred Stock exercised their conversion privileges and received 415,806 shares of common stock. As of August 9, 1995, the Company had completed the repurchase of all of the common stock issued upon conversion of the Series D Preferred Stock. The Company's total cash cost to repurchase the shares issued upon conversion of the Series D
Preferred Stock was approximately $400,000 less than what the total cash cost would have been to redeem the Series D Preferred Stock.

The Company believes that its credit facilities are sufficient to meet longer-term capital requirements including normal maturities of long-term debt. Overall, the Company's total long-term debt and capital lease obligations decreased by $12.8 million during this period, reflecting the net effects of maturing debt and the issuance of the previously mentioned notes.

The Company's debt to capitalization ratio decreased from 37.4 percent at December 31, 1994 to 36.0 percent at June 30, 1995, due to lower levels of long-term debt and a greater equity base reflecting the significant earnings improvement in 1995.


CASH FLOW

Cash flow from operating activities in the first half of 1995 decreased to $43.4 million from $74.8 million during the same period of 1994, primarily due to higher inventory levels required to meet the increased sales demand and a reduction of accounts payable. The Company is striving to achieve a neutral cash flow position in 1995, after payment of dividends but excluding acquisitions and proceeds from divestitures.



Part II -   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


Reference is made to the Company's Form 10-K for the fiscal year ended December 31, 1994, for a description of litigation and arbitration proceedings involving Westlake Monomers Corporation ( Westlake ). On October 31, 1994, the arbitrator ruled that the Right of First Refusal was triggered, but did not identify whether the trigger applied to assets or shares, and did not specify a remedy. On March 27, 1995, the arbitrator ruled that Westlake's Right of First Refusal did not involve shares of The Geon Company's common stock. Westlake currently is arguing that it was entitled to buy the Company's ethylene plant, chlor-alkali plant and related facilities (collectively the Facilities ) at Calvert City, Kentucky at the February 15, 1993 fair market value. Such fair market value is to be determined by a professional appraiser experienced in the appraisal of chemical facilities. Further, Westlake alleges that it is entitled to lost profits from the Facilities of up to approximately $150 million and lost profits and opportunity costs due to alleged inability to fully integrate and expand their VCM plant of up to approximately $190 million. The Company believes that there is no merit in Westlake' s claims and that Westlake is not entitled either to purchase the Facilities or to damages. Further proceedings are pending.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held its Annual Meeting of Shareholders on April 17, 1995. As described in the 1995 Proxy Statement, the following actions were taken:

              -   The twelve nominees for directors were elected.

              - The appointment of Ernst & Young LLP as independent auditors for the year 1995 was ratified.

              -   The Senior Executive Management Incentive Plan was approved.

              - The proposal to eliminate pension benefits for nonemployee directors was rejected.

The votes were as follows:

For Director:

                             Number of        Number of
                               Shares          Shares
                             Voted For      Vote Withheld
                             ---------      -------------
 Jeannette Grasselli Brown   21,639,368      430,711
 George A. Davidson, Jr.     21,652,853      417,226
 James J. Glasser            21,625,661      444,418
 Thomas H. O'Leary           21,585,048      485,031
 John D. Ong                 21,502,879      567,200
 Joseph A. Pichler           21,636,897      433,182
 Alfred M. Rankin, Jr.       21,612,559      457,520
 Ian M. Ross                 21,603,137      466,942
 D. Lee Tobler               21,596,799      473,280
 William L. Wallace          21,651,664      418,415
 John L. Weinberg            21,634,569      435,510
 A. Thomas Young             21,645,711      424,368



For ratification of independent auditors:

        21,718,323 shares voted for; 153,445 shares voted against; and 198,311 shares vote withheld.

For approval of the Senior Executive Management Incentive Plan:

        19,234,348 shares voted for; 2,234,868 shares voted against; and 600,863 shares vote withheld.

Shareholder proposal that all future nonemployee directors not be granted pension benefits and current nonemployee directors voluntarily relinquish their pension benefits:

        9,537,193 shares voted for; 10,057,801 shares voted against; 891,143 shares vote withheld; and 1,583,942 shares of broker non-votes.


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


August 10, 1995                 The B.F.Goodrich Company
---------------                 ------------------------




                                /S/D. LEE TOBLER
                                ----------------------------------------------
                                D. Lee Tobler
                                Executive Vice President and
                                Chief Financial Officer





                                /S/STEVEN G. ROLLS
                                -----------------------------------------------
                                Steven G. Rolls
                                Vice President & Controller
                                (Chief Accounting Officer)