Form 10-Q
period 1995-09-30
GOODRICH B F CO
filed 1995-11-09
CIK 42542

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              September 30, 1995
                 --------------------------------------------------------------


Commission file number               1-892
                      ---------------------------------------------------------

                            THE B.F.GOODRICH COMPANY
                  --------------------------------------------

          NEW YORK                                              34-0252680
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




    3925 EMBASSY PARKWAY, AKRON, OHIO                                44333-1799
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)




        Registrant's telephone number, including area code 216-374-3985
                                                           ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X         No
                               ---------        ---------

As of September 30, 1995 there were 26,132,139 shares of common stock outstanding. There is only one class of common stock.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                            THE B.F.GOODRICH COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in millions, except per share amounts)

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                    ----------------------       ------------------------
                                                       1995          1994            1995          1994
                                                    ---------      -------       ----------      --------
Sales                                               $   606.0      $ 561.5       $  1,800.6      $1,604.4
Operating Costs and Expenses:
  Cost of sales                                         408.8        380.5          1,234.1       1,108.7
  Selling and administrative expenses                   124.6        125.3            382.8         365.7
                                                    ---------      -------       ----------      --------
                                                        533.4        505.8          1,616.9       1,474.4
                                                    ---------      -------       ----------      --------
Total operating income                                   72.6         55.7            183.7         130.0
Interest expense                                        (11.0)       (12.5)           (35.3)        (36.0)
Interest income                                           0.8          0.7              2.6           1.5
Other income (expense) - net                             (5.7)        (5.7)             6.6         (19.1)
                                                    ---------      -------       ----------      --------
Income from continuing operations
  before income taxes                                    56.7         38.2            157.6          76.4
Income tax expense                                      (21.2)       (14.9)           (60.2)        (29.7)
Minority interest                                        (2.6)          --             (2.6)           --
                                                    ---------      -------       ----------      --------
Income from continuing operations                        32.9         23.3             94.8          46.7
Income from discontinued operations                        --         10.0               --          10.0
                                                    ---------      -------       ----------      --------
Net Income                                               32.9         33.3             94.8          56.7
Dividends and call premium on preferred stock            (1.7)        (2.0)            (5.6)         (6.0)
                                                    ---------      -------       ----------      --------
Net income applicable to common stock               $    31.2      $  31.3       $     89.2      $   50.7
                                                    =========      =======       ==========      ========

Earnings per share
  Primary
    Continuing operations                           $    1.19      $  0.82       $     3.42      $   1.58
    Discontinued operations                                --         0.39               --          0.39
                                                    ---------      -------       ----------      --------
    Net income                                      $    1.19      $  1.21       $     3.42      $   1.97
                                                    =========      =======       ==========      ========
  Fully Diluted
    Continuing operations                           $    1.18      $  0.84       $     3.40      $   1.58
    Discontinued operations                                --         0.36               --          0.39
                                                    ---------      -------       ----------      --------
    Net income                                      $    1.18      $  1.20       $     3.40      $   1.97
                                                    =========      =======       ==========      ========

Weighted average number of common shares -
  in millions
    Primary                                              26.3         25.8             26.1          25.7
    Fully Diluted                                        26.4         27.8             26.2          25.7

Dividends paid per common share                     $    0.55      $  0.55       $     1.65      $   1.65

                                 THE B.F.GOODRICH COMPANY
                                CONSOLIDATED BALANCE SHEET
                      (Dollars in millions, except per share amounts)

                                                        September 30,     December 31,
                                                            1995              1994
                                                        ------------      -----------
ASSETS
Current Assets
  Cash and cash equivalents                               $   53.9         $   35.8
  Accounts and notes receivable, less allowances
    for doubtful receivables (September 30, 1995
    $11.7; December 31, 1994 - $10.4)                        415.5            384.5
  Inventories                                                392.7            358.8
  Deferred income tax assets                                  64.9             64.9
  Prepaid expenses and other assets                           32.9             34.8
                                                          --------         --------
          Total Current Assets                               959.9            878.8
                                                          --------         --------

Deferred Income Tax Assets                                    37.4             57.0
Property
  Land, buildings and machinery and equipment              1,469.4          1,464.1
  Allowances for depreciation and amortization              (637.9)          (590.8)
                                                          --------         --------
          Total Property                                     831.5            873.3
                                                          --------         --------

Goodwill                                                     484.3            497.9
Identifiable Intangible Assets                                51.4             51.6
Intangible Pension Asset                                      49.8             49.5
Other Assets                                                  75.4             60.8
                                                          --------         --------
                                                          $2,489.7         $2,468.9
                                                          ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                    $   80.6         $   70.4
  Accounts payable                                           209.9            239.1
  Accrued expenses                                           242.8            246.9
  Income taxes payable                                        43.5             26.4
  Current maturities of long-term debt
    and capital lease obligations                             80.0             55.2
                                                          --------         --------
          Total Current Liabilities                          656.8            638.0
                                                          --------         --------

Long-term Debt and Capital Lease Obligations                 385.5            427.1
Postretirement Benefits Other Than Pensions                  353.0            353.6
Other Non-current Liabilities                                 98.8            127.6
Company-obligated Minority Interest in Trust                 122.1               --
Shareholders' Equity
  $3.50 Cumulative Convertible Preferred Stock, Series
    D (stated at involuntary liquidation value of $50
    per share) 2,200,000 shares issued and outstanding
    at December 31, 1994                                        --            110.0
  Common Stock - $5 par value
    Authorized 100,000,000 shares; issued 26,637,849
    shares at September 30, 1995 and 25,950,722
    shares at December 31, 1994                              133.2            129.8
  Additional capital                                         439.0            401.7
  Income retained in the business                            352.1            305.7
  Cumulative unrealized translation adjustments               12.4              4.9
  Amount related to recording minimum pension liability      (18.6)           (18.6)
  Unearned portion of restricted stock awards                (17.6)            (3.9)
  Common stock held in treasury, at cost (505,710
    shares at September 30, 1995 and 160,566 shares
    at December 31, 1994)                                    (27.0)            (7.0)
                                                          --------         --------
          Total Shareholders' Equity                         873.5            922.6
                                                          --------         --------
                                                          $2,489.7         $2,468.9
                                                          ========         ========

                                THE B.F.GOODRICH COMPANY
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Dollars in millions)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                -----------------------
                                                                  1995            1994
                                                                --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $   94.8        $  56.7
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                 86.8           85.1
      Deferred income taxes                                         19.6           (2.9)
      Gain on sale of business                                      (5.0)            --
      Change in assets and liabilities, net of effects
        of acquisitions and dispositions of businesses:
          Receivables                                              (30.2)         (72.7)
          Inventories                                              (31.5)           5.2
          Other current assets                                       1.0          (10.4)
          Accounts payable                                         (25.1)          30.4
          Accrued expenses                                          (5.3)           6.6
          Income taxes payable                                      17.7            3.4
          Other non-current assets and liabilities                 (40.9)          (4.7)
                                                                --------        -------
  Net cash provided by operating activities                         81.9           96.7

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property                                            (93.9)         (80.7)
  Proceeds from sale of property                                     2.0            3.3
  Proceeds from sale of business                                    80.0             --
  Payments made in connection with acquisitions
    net of cash acquired                                           (10.4)         (20.9)
                                                                --------        -------
  Net cash used by investing activities                            (22.3)         (98.3)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term debt                                   10.1           66.5
  Proceeds from issuance of long-term debt                          39.0             --
  Repayment of long-term debt and capital lease obligations        (55.8)         (11.3)
  Proceeds from issuance of capital stock                           11.0            1.0
  Proceeds from issuance of quarterly income preferred
    securities from trust, net of issuance costs                   122.1             --
  Purchases of treasury stock                                      (33.3)            --
  Dividends                                                        (47.1)         (48.5)
  Retirement of preferred stock                                    (88.3)          (4.9)
                                                                --------        -------
  Net cash provided (used) by financing activities                 (42.3)           2.8

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              0.8            0.6
                                                                --------        -------

INCREASE IN CASH AND CASH EQUIVALENTS                               18.1            1.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      35.8           33.4
                                                                --------        -------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                       $   53.9        $  35.2
                                                                ========        =======

Supplemental Cash Flow Information
  Income taxes paid                                             $   18.4        $  12.5
                                                                ========        =======
  Interest paid, net of amounts capitalized                     $   37.7        $  37.0
                                                                ========        =======

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


NOTE B: INVENTORY - Inventories included in the accompanying condensed consolidated balance sheet consist of:

                                        (Dollars in Millions)
                                     -----------------------------
                                     September 30,    December 31,
                                         1995            1994
                                     -------------    ------------
    FIFO or average cost
     (which approximates
      current costs):
      Finished Products                 $186.4           $163.9
      In Process                         120.9            114.9
      Raw Materials & Supplies           150.6            141.1
                                        ------           ------
                                         457.9            419.9
    Reserve to reduce certain
      inventories to LIFO                (65.2)           (61.1)
                                        ------           ------

    Total                               $392.7           $358.8
                                        ======           ======


NOTE C: DEBT - In March and May, 1995, the Company issued $19.0 million and $20.0 million, respectively, of fixed-rate non-callable notes due in 2025 at average interest rates of approximately 8.6 percent and 7.8 percent, respectively. The proceeds were used to replace long-term debt that matured during the period. During the first nine months of 1995, the Company repaid $55.8 million of scheduled maturing debt and capital lease obligations. In addition, $80.6 million of long-term debt and capital lease obligations maturing in 1996 have been reclassified as current maturities of long-term debt and capital lease obligations. Furthermore, the Company issued $20.0 million of fixed-rate non-callable notes in October 1995 and another $20.0 million in November 1995, all due in 2025, at average interest rates of approximately 7.4 percent and 7.3 percent, respectively. The proceeds will be used to replace current maturities of long-term debt.

NOTE D: CAPITAL STOCK - During the first nine months of 1995, 271,321 shares of authorized but previously unissued shares of common stock were issued under various employee compensation plans. In addition, 379,750 shares of treasury stock were issued under a stock award plan and 65,125 unearned shares under this plan were forfeited and returned to treasury stock. Also, 415,806 shares of common stock were issued to holders of Series D Preferred Stock who exercised their conversion privileges. During the first nine months of 1995, purchases of 659,769 shares of treasury stock were made.

On July 31, 1995, the Company redeemed all of the outstanding shares of the $3.50 Cumulative Convertible Preferred Stock, Series D at a redemption price of $50.70 per share plus accrued dividends of approximately $0.30 per share.

On July 6, 1995, BFGoodrich Capital, a Delaware statutory business trust (the Trust) which is consolidated by the Company, received $122.5 million, net of the underwriting commission, from the issuance of 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). The Trust invested the proceeds in 8.30% Junior Subordinated Debentures, Series A, due 2025 (Junior Subordinated Debentures) issued by the Company. The Company used the proceeds from the Junior Subordinated Debentures primarily to redeem all of the outstanding shares of the $3.50 Cumulative Convertible Preferred Stock, Series D. The QUIPS have a liquidation value of $25 per Preferred Security, mature in 2025 and are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures. The Company has the option at any time on or after July 6, 2000 to redeem, in whole or in part, the Junior Subordinated Debentures with the proceeds from the issuance and sale of the Company's common stock within two years preceding the date fixed for redemption.

NOTE E: COMMITMENTS AND CONTINGENCIES - BFGoodrich and its subsidiaries have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business. There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Other income(expense)-net for the nine months of 1995 includes $19.1 million of insurance recoveries from the settlement of certain insurance issues relating to past environmental claims, principally for previously discontinued businesses.

A significant portion of accrued environmental liabilities is in connection with five sites which relate to businesses previously divested. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to these sites, the Company's maximum percentage share of the ultimate remediation costs is fixed. Four of the five sites are in the design or construction phases and one site is essentially in the maintenance and operation phase; and as a result, the remediation plan is generally known. While reasonable estimates of the ultimate completion cost can be made, the final cost at completion can vary significantly as a result of changes made during the construction phase and changed regulatory agency requirements, all of which are difficult to predict.

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then applicable regulations, the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with approximately 38 sites, most of which related to businesses previously disposed. The Company believes it may have continuing liability with respect to not more than 22 sites. Management believes that any changes in estimates that may occur as a result of new information will not be material to the Company's financial condition.

NOTE F: OTHER

On May 4, 1995, the Company sold its wholly-owned subsidiary, Arrowhead Industrial Water, Inc. (Arrowhead) to United States Filter Corporation for a price of $80.0 million, resulting in a pretax gain of $5.0 million, which is included in other income (expense)-net. Arrowhead represented substantially all of the Specialty Chemicals' Water Systems and Services business group and accounted for approximately 4 percent of that business segment's 1994 sales.

The Company recorded a charge of $3.1 million during the second quarter of 1995 to reflect the termination benefits paid under a voluntary early retirement program for eligible salaried employees at the Company's corporate headquarters, Advanced Technology Group research facilities and Aerospace segment headquarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        POSITION AND RESULTS OF OPERATIONS

         COMPARISON OF THE THIRD QUARTER AND FIRST NINE MONTHS OF 1995
               TO THE THIRD QUARTER AND FIRST NINE MONTHS OF 1994


                                 TOTAL COMPANY

Sales in the third quarter of 1995 increased to $606.0 million, or 8 percent over the same period of 1994, as a result of internal volume growth, price increases and an acquisition. Excluding the effects of a 1994 acquisition and the Arrowhead divestiture, sales increased 9 percent.

Sales for the first nine months of 1995 increased to $1,800.6 million, or 12 percent over the corresponding period of 1994. Adjusted for 1994 acquisitions and the Arrowhead divestiture, sales increased 10 percent.

Cost of sales as a percent of sales in the third quarter of 1995 compared to the same period of 1994 declined by 0.3 percentage points. Total cost of sales increased to $408.8 million in the third quarter of 1995 from $380.5 million in the same period of 1994, largely reflecting internal growth.

Cost of sales as a percent of sales for the first nine months of 1995 increased by 0.6 percentage points from the first nine months of 1994. Total cost of sales increased to $1,234.1 million in the first nine months of 1995 from $1,108.7 million in the same period of 1994, also largely due to internal growth.

Selling and administrative expenses for the third quarter of 1995 remained virtually unchanged compared to the corresponding period of 1994. Selling and administrative expense as a percent of sales declined from 22 percent to 21 percent due to increased sales.

Selling and administrative expenses for the first nine months of 1995 increased 5 percent over the same period of 1994, primarily attributable to increased costs to expand and globalize strategic businesses, 1994 acquisitions, and various employee compensation plans that are based on the Company's stock price which increased 52 percent during the nine-month period. As a percent of sales, selling and administrative expenses decreased from 23 percent to 21 percent due to increased sales and continued cost containment.

An expanded analysis of sales and operating income by business segment is discussed below.

The Company's operations are classified into two reportable business segments:
BFGoodrich Aerospace (Aerospace) and BFGoodrich Specialty Chemicals (Specialty Chemicals). Aerospace consists of four business groups: Landing Systems; Sensors and

Integrated Systems; Safety Systems; and Maintenance, Repair and Overhaul (MRO). They serve commercial, military, regional, business and general aviation markets. Specialty Chemicals consists of three business groups: Specialty Additives; Specialty Plastics; and Sealants, Coatings and Adhesives. They serve various markets, such as personal care, pharmaceuticals, printing, textiles, automotive, building maintenance and construction. A fourth group, the Water Systems and Services business group, ceased to exist upon the disposition of Arrowhead Industrial Water, Inc. (Arrowhead) on May 4, 1995.

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

                                      Three Months                    Nine Months
                                   Ended September 30,             Ended September 30,

                                   1995           1994            1995             1994
                                  ------         ------          ------           ------
                                                      (Dollars In Millions)
Net Sales:
 Aerospace                        $286.7         $247.7         $  847.7         $  766.5
 Specialty Chemicals               271.2          272.9            805.2            729.7
                                  ------         ------         --------         --------
 Total Reportable Segments         557.9          520.6          1,652.9          1,496.2
 Other Operations                   48.1           40.9            147.7            108.2
                                  ------         ------         --------         --------
 Total                            $606.0         $561.5         $1,800.6         $1,604.4
                                  ======         ======         ========         ========

Operating Income:
 Aerospace                        $ 40.4         $ 28.2         $  105.6         $   87.9
 Specialty Chemicals                32.2           31.6             70.5             70.8
                                  ------         ------         --------         --------
 Total Reportable Segments          72.6           59.8            176.1            158.7
 Other Operations                   13.7            9.1             47.7              9.5
 Corporate                         (13.7)         (13.2)           (40.1)           (38.2)
                                  ------         ------         --------         --------

 Total                            $ 72.6         $ 55.7         $  183.7         $  130.0
                                  ======         ======         ========         ========


AEROSPACE

Third Quarter 1995 Versus Third Quarter 1994

Sales of the Aerospace business segment increased by 16 percent to $286.7 million in the third quarter of 1995 over the same quarter of 1994 as a result of internal growth, with every group contributing to the year-to-year growth.

The Landing Systems Group sales increased by 12 percent to $80.4 million in the third quarter of 1995 compared to the same period of 1994. The Group experienced strong demand in several wheel and brake programs, including Boeing 737 and 747, Airbus A-320 and Cessna Citation X. The Group also experienced continued strong demand for landing gear spares, recognizing volume gains in the military and commercial markets. These gains more than offset continued softness in original equipment landing gear sales resulting from reductions in commercial and military aircraft build rates.

The Sensors and Integrated Systems Group reported sales of $69.7 million, an increase of 3 percent from the same period last year. The negative impacts of reductions in commercial and military aircraft build rates were more than offset by demand for commercial sensors and flight actuators, and introductions of new fuel measurement management systems.

The Safety Systems Group reported sales of $52.6 million, an increase of 17 percent over the third quarter of 1994. Continued strong demand for pneumatic and propeller deicing products and aviation collision warning systems provided most of this growth.

Sales of the MRO Group increased by 33 percent to $84.0 million, reflecting stronger demand in all businesses. Particularly strong revenue growth in the Landing Gear Services and the Transport, Repair and Maintenance Divisions resulted from new contract awards with Continental Airlines, Alaska Airlines and Western Pacific Airlines.

Operating income of the Aerospace segment increased by 43 percent to $40.4 million in the third quarter of 1995 over the same period last year. Increased sales of replacement parts, particularly wheels and brakes and ice protection systems, and maintenance, repair and overhaul services accounted for much of the operating income improvement. These gains more than offset the effects of reduced commercial and military aircraft build rates.

Production workers at The Boeing Company (Boeing) went on strike October 6, 1995, over job security issues. The impact to the Company will be in direct proportion to the length of the Boeing work stoppage. The 1995 impact is believed to be minimal as production of landing gear, the largest individual component sold to Boeing by Aerospace, is currently scheduled to continue throughout 1995. Other produced components are facing interruptions prior to 1996, but are not believed to have a material impact on 1995 earnings.


First Nine Months 1995 Versus First Nine Months 1994

Sales of the Aerospace business segment increased year-to-date 1995 over the same period of 1994 as a result of internal growth. Sales increased by 11 percent to $847.7 million.

Sales of the Landing Systems Group increased by 5 percent to $238.0 million. The Group experienced increased demand from airlines for several wheel and brake programs, including Boeing 737 and 747,

Airbus A-320 and A-330/340, and out-of-production programs. These gains, combined with initial shipments for the Boeing 777 program, more than offset slower landing gear sales for new commercial and military aircraft production.

The Sensors and Integrated Systems Group reported sales of $203.0 million, a decrease of 2 percent from the same period of 1994. The sales decline was primarily due to reduced production rates by Boeing and Airbus and reduced military aircraft production, particularly for the B-2 program. These shortfalls were partially offset by higher shipments of new fuel management systems.

The Safety Systems Group reported sales of $160.4 million, an increase of 17 percent over the same period of 1994. The majority of the increase is attributable to continued higher sales of deicing products and collision warning systems, which more than offset reduced sales of aircraft evacuation slides as a result of reduced commercial aircraft build rates.

Sales of the MRO Group increased by 26 percent to $246.3 million. Increased demand for MRO services for commercial airframes and components, landing gear and wheels and brakes accounted for most of the sales growth, and reflects the continuing trend toward outsourcing of maintenance by airlines. New contract awards with Continental Airlines, Alaska Airlines and Western Pacific Airlines contributed to the revenue growth.

Operating income for the Aerospace business segment increased by 20 percent to $105.6 million. Replacement and spares sales improvements, particularly in the Landing Systems and Safety Systems Groups, along with strong demand for MRO services, accounted for most of the incremental earnings.


SPECIALTY CHEMICALS

Third Quarter 1995 Versus Third Quarter 1994

Sales of the Specialty Chemicals business segment were $271.2 million for the third quarter of 1995, virtually unchanged from the same quarter of 1994. Adjusted for a 1994 acquisition and the Arrowhead divestiture in May 1995 sales increased 1 percent.

The Specialty Plastics Group sales increased by 3 percent to $59.4 million compared to the same period last year. Price increases helped offset lower sales volumes of certain plastics product lines.

The Specialty Additives Group sales increased by 12 percent to $107.0 million. Adjusted for a 1994 acquisition, sales increased by 4 percent. Higher sales resulted principally from higher volumes for most product lines, and from price increases implemented to offset significant increases in raw material costs.

Sales of the Sealants, Coatings and Adhesives Group were $104.8 million, reflecting a 3 percent decline over the same quarter of 1994. Sales growth for roofing and autoglass sealant products in the U.S. and sealant sales in Europe, was more than offset by weaker demand for Canadian roofing and sealant products reflective of weaker economic conditions. Lower sealant demand in the U.S. construction and windows markets also contributed to the sales decline. Despite slowing construction activity, the Group continues to achieve cost reductions and operating efficiencies.

The Water Systems and Services Group ceased to exist upon the divestiture of Arrowhead in May 1995.

Operating income of the Specialty Chemicals business segment increased by 2 percent to $32.2 million compared to the third quarter of 1994. Adjusted for a 1994 acquisition and the Arrowhead divestiture, operating income increased by 5 percent. Operating income was impacted by weaker demand in several markets, significantly higher raw material costs for the Specialty Plastics and Specialty Additives Groups and increased costs to expand and globalize strategic businesses.


First Nine Months 1995 Versus First Nine Months 1994

Sales for the first nine months of 1995 increased to $805.2 million or by 10 percent compared to the same period last year, driven by internal volume growth, price increases and acquisitions. Adjusted for 1994 acquisitions and the Arrowhead divestiture, sales increased by 6 percent.

The Specialty Plastics Group sales increased by 10 percent to $185.0 million. Most product lines experienced sales improvements resulting from volume gains and price increases to help offset significant increases in raw material costs.

The Specialty Additives Group sales increased by 26 percent to $336.9 million. Adjusted for 1994 acquisitions, sales increased by 7 percent. Higher volume across most product lines and price increases were primarily responsible for the improved sales.

Sales of the Sealants, Coatings and Adhesives Group increased by 2 percent to $268.7 million. Higher U.S. roofing and European sealant sales were partially offset by softness for sealant and roofing products in Canada. Higher sales of adhesive and autobody products in the U.S. also contributed to the modest sales growth.

The Water Systems and Services Group reported sales of $14.6 million for the year-to-date period until it was divested in May 1995.

The Specialty Chemicals business segment operating income of $70.5 million for the first nine months of 1995 remained virtually unchanged from the corresponding period last year. Excluding the effects of 1994 acquisitions and the Arrowhead divestiture, operating income decreased by 2 percent. Operating income was impacted by the same reasons as for the third quarter.



                                OTHER OPERATIONS

CHLOR-ALKALI & OLEFINS

Third quarter 1995 sales increased 18 percent to $48.1 million compared to the same period last year. Operating income increased to $13.7 million in the third quarter from $9.1 million in the same period last year. The increases in sales and operating income primarily resulted from strong price and volume increases in ethylene, propylene, chlorine and caustic products, although ethylene and propylene pricing declined somewhat during the quarter.

Sales for the first nine months of 1995 increased 37 percent to $147.7 million compared to the same period last year. Operating income increased to $47.7 million in the first nine months from $9.5 million in the same period last year. The increases in sales and operating income are attributable to the same reasons as for the third quarter of 1995.



                                   CORPORATE

Third quarter 1995 Corporate expenses increased 4 percent to $13.7 million compared to the same period last year. This increase is largely attributable to various employee compensation plans that are based on the Company's stock price which increased 23 percent during the third quarter of 1995. Corporate expenses for the first nine months of 1995 increased 5 percent to $40.1 million compared to the same period last year. The year-to-date 1995 result included a charge of $3.1 million to reflect the termination benefits paid under a voluntary early retirement program for eligible salaried employees at the Company's corporate headquarters, Advanced Technology Group research facilities and Aerospace segment headquarters. Excluding the effect of the early retirement charge, Corporate expenses for the first nine months decreased 3 percent reflecting management's continuing overhead expense control activities.

                            INTEREST EXPENSE/INCOME

Third quarter 1995 interest expense decreased 12 percent to $11.0 million compared to the same period in 1994 due to lower debt levels. Interest income for the third quarter 1995 remained virtually unchanged from the same period last year, at $0.8 million. Year-to-date interest income includes $1.0 million as a result of interest received from an insurance settlement related to past environmental issues.



                              OTHER INCOME/EXPENSE

Other income(expense)-net for the third quarter of 1995 reflected an expense of $5.7 million, unchanged from the same period of 1994. The 1995 year-to-date result includes a $19.1 million benefit from the settlement of certain insurance issues relating to past environmental claims, principally for previously discontinued businesses. Year-to-date 1995 also includes a $5.0 million gain from the sale of Arrowhead and a $1.5 million lower expense for retiree health-care benefits for previously discontinued businesses compared to the same period in the prior year, resulting from updated actuarial calculations.



                                     TAXES

For the third quarter of 1995, an income tax provision of $21.2 million was recorded on pretax income of $56.7 million, an effective tax rate of 37.4 percent. For the same period last year, an income tax provision of $14.9 million was recorded on pretax income of $38.2 million, an effective tax rate of
39.0 percent. For each year, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.

For the first nine months of 1995, an income tax provision of $60.2 million was recorded on pretax income of $157.6 million, an effective tax rate of 38.2 percent. For the same period last year, an income tax provision of $29.7 million was recorded on pretax income of $76.4 million, an effective tax rate of
38.9 percent. For each year, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.



                        CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 1995, working capital increased to $303.1 million from $240.8 million at the end of 1994. This increase was largely attributable to a $33.9 million increase in inventory, a $31.0 million increase in accounts receivable, and a $29.2 million decrease in accounts payable, partially offset by a net increase of $24.8 million in current maturities of long-term debt and capital lease obligations. The inventory increase reflected significantly higher raw material costs, predominantly in the Specialty Plastics and Specialty Additives Groups, and higher inventory levels required to meet sales growth and business seasonality. The increase in accounts receivable reflects higher international sales. The decrease in accounts payable primarily reflects higher than normal accounts payable at the end of 1994. In connection with the Company's sale of Arrowhead on May 4, 1995, the Company received proceeds of $80.0 million.

The Company maintains $325.0 million of uncommitted money market facilities with various banks to meet its short-term borrowing requirements. As of September 30, 1995, $208.6 million of these lines were unused and available to meet working capital requirements.

The Company also maintains $300.0 million of committed domestic revolving credit agreements with various banks. At September 30, 1995 and throughout the first nine months of the year, these facilities were not in use. In July 1995, the Company renegotiated its revolving credit agreements, maintaining the same $300.0 million committed line but extending the expiration date to mid-2000.

In addition, the Company has an effective shelf registration statement with the Securities and Exchange Commission providing the ability to issue up to $250.0 million of public debt securities. During the first nine months of 1995, the Company made two issues under this shelf registration. In March and May, 1995, the Company issued $19.0 million and $20.0 million, respectively, of fixed-rate non-callable notes due in 2025 at average interest rates of approximately 8.6 percent and 7.8 percent, respectively. The proceeds were used to replace long-term debt that matured during the period. During the first nine months of 1995, the Company repaid $55.8 million of scheduled maturing debt and capital lease obligations. In addition, $80.6 million of long-term debt and capital lease obligations maturing in 1996 have been reclassified as current maturities of long-term debt and capital lease obligations. Furthermore, the Company issued $20.0 million of fixed-rate non-callable notes in October 1995 and another $20.0 million in November 1995, all due in 2025, at average interest rates of approximately 7.4 percent and 7.3 percent, respectively. The proceeds will be used to replace current maturities of long-term debt.

On July 6, 1995, BFGoodrich Capital, a Delaware statutory business trust (the Trust) which is consolidated by the Company, received $122.5 million, net of the underwriting commission, from the issuance of 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). The Trust invested the proceeds in 8.30% Junior Subordinated Debentures, Series A, due 2025 (Junior Subordinated Debentures) issued by the Company. The Company used the proceeds from the Junior Subordinated Debentures primarily to redeem all of the outstanding shares of the $3.50 Cumulative Convertible

Preferred Stock, Series D. The QUIPS have a liquidation value of $25 per Preferred Security, mature in 2025 and are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures. The Company has the option at any time on or after July 6, 2000 to redeem, in whole or in part, the Junior Subordinated Debentures with the proceeds from the issuance and sale of the Company's common stock within two years preceding the date fixed for redemption.

The Series D Preferred Stock was redeemed on July 31, 1995, for $50.70 per share plus accrued dividends of approximately $0.30 per share.

The Company believes that its credit facilities are sufficient to meet longer-term capital requirements including normal maturities of long-term debt.

The Company's debt to capitalization ratio decreased from 37.4 percent at December 31, 1994 to 35.4 percent at September 30, 1995, due to lower levels of long-term debt and a greater equity base reflecting the significant earnings improvement in 1995. For purposes of this ratio, the QUIPS issued in July 1995 are considered capital.


CASH FLOW

Cash flow from operating activities in the first nine months of 1995 decreased to $81.9 million from $96.7 million during the same period of 1994, primarily due to higher inventory levels required to meet the increased sales demand and a reduction of accounts payable. The Company is striving to achieve a neutral cash flow position in 1995, after payment of dividends but excluding acquisitions and proceeds from divestitures.



PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In August 1995, USEPA Region 4 issued a civil complaint and proposed a penalty of $137,500 for air emission violations under North Carolina law applicable to the Company's Wilmington plant. The Company believes that this matter will be dismissed due to inaccurate or incomplete facts upon which the complaint is based.

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

November 9, 1995                            The B.F.Goodrich Company





                                        /S/D. LEE TOBLER
                                        ---------------------------------------
                                        D. Lee Tobler
                                        Executive Vice President and
                                        Chief Financial Officer





                                        /S/STEVEN G. ROLLS
                                        ---------------------------------------
                                        Steven G. Rolls
                                        Vice President & Controller
                                        (Chief Accounting Officer)