Form 10-K
period 1995-12-31
GOODRICH B F CO
filed 1996-02-23
CIK 42542

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _________________  to ____________________

                          Commission file number 1-892

                           THE B.F.GOODRICH COMPANY

            (Exact name of registrant as specified in its charter)

       New York                                  34-0252680
(State of incorporation)            (I.R.S. Employer Identification No.)

   3925 Embassy Parkway
       Akron, Ohio                               44333-1799
(Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:   (216) 374-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                        Name of Each Exchange on
        Title of Each Class                                                   Which Registered
        -------------------                                             -----------------------------
   Common Stock, $5 par value                                           New York Stock Exchange
   9 5/8% Notes, maturing in 2001
   7% Subordinated Debentures, maturing to 1997                         New York Stock Exchange
   8.30% Cumulative Quarterly Income Preferred
        Securities, Series A*                                           New York Stock Exchange
---------------

* Issued by BFGoodrich Capital and the payments of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by The B.F.Goodrich Company. The B.F.Goodrich Company is the owner of 100% of the common securities issued by BFGoodrich Capital, a Delaware statutory business trust.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days       Yes      X      No
                                                    ---------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K.   [ ]

The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of February 5, 1996 was $1,952.9 million ($74.125 per share). On such date, 26,345,956 of such shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement dated February 29, 1996 are incorporated by reference into Part III.

                                     PART I
                                     ------
ITEM 1.   BUSINESS
------------------

GENERAL DEVELOPMENT OF BUSINESS

The B.F.Goodrich Company ("BFGoodrich" or the "Company") manufactures and supplies a wide variety of systems and component parts for the aerospace industry and provides maintenance, repair and overhaul services on commercial, regional and general aviation aircraft. The Company also manufactures specialty plastics, specialty additives and sealants, coatings and adhesives products for a variety of end-user applications. In addition, the Company produces chlor-alkali and olefins products. A further description of the Company's business is provided below.

BFGoodrich, with 1995 sales of $2.4 billion, is organized into two principal business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Specialty Chemicals ("Specialty Chemicals"). The chlor-alkali and olefins operation, principally a commodities business, is reported as "Other Operations." The Company maintains patent and technical assistance agreements, licenses and trademarks on its products, process technologies and expertise in most of the countries in which it operates. The Company conducts its business through numerous business groups of BFGoodrich and over 63 wholly- and majority-owned subsidiaries worldwide.

The principal executive offices of BFGoodrich are located in Bath Township, Summit County, Ohio with a mailing address at 3925 Embassy Parkway, Akron, Ohio 44333-1799 (telephone (216) 374-2000).

The Company was incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

During 1995, the Company acquired four small aerospace businesses and two small specialty chemical businesses for an aggregate price of $15.4 million. Operations of these businesses are included in the Company's results from the dates of acquisition.

In 1995, the Company sold Arrowhead Industrial Water, Inc., which represented substantially all of the Water Systems and Services Group. The adjusted selling price of $84.3 million resulted in a pretax gain of $3.6 million.

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

Cleveland Pneumatic designs, develops and manufactures landing gear for commercial and military aircraft and also provides overhaul service for commercial aircraft landing gear. Principal manufacturing facilities are located in Cleveland, Ohio and Tullahoma, Tennessee.

Rosemount Aerospace designs and manufactures aerospace sensors and related equipment in facilities located in Burnsville and Eagan, Minnesota.

The other Aerospace acquisitions, which were, in the aggregate, not significant, include a specialty heating and avionics power business and a manufacturer of automated test equipment for aircraft.

The three Specialty Chemicals businesses acquired in 1993 included a water management business (which was subsequently included in and sold along with Arrowhead Industrial Water, Inc.), a manufacturer of urethane polymer resins and a small reaction-injection-molding business. These acquisitions in the aggregate were not significant.

In December 1993, the Company disposed of its remaining investment in The Geon Company. The Geon Company ("Geon") was formed in early 1993 from the business (other than the chlor-alkali, ethylene and utilities operations primarily located at Calvert City, Kentucky) that was previously included in the former Geon Vinyl Division of BFGoodrich. The disposition of Geon through public offerings of stock generated net cash proceeds of $470.4 million and a financial gain of $110.9 million after tax. Prior to the sale of Geon, the Company received a special distribution of $160.0 million from Geon. Net assets of Geon, including equity in earnings of the business to the dates of disposition, were approximately $247.0 million.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In 1995, 1994 and 1993 sales to U.S. government departments and agencies, principally in the Aerospace business segment, totaled approximately 8 percent, 10 percent and 10 percent, respectively, of consolidated sales.

For financial information concerning the Company's sales, operating income, identifiable assets, property additions, depreciation and amortization and geographic information, see Note H of the Notes to Consolidated Financial Statements appearing beginning on page 34 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

NARRATIVE DESCRIPTION OF BUSINESS

Aerospace
---------

The Company's Aerospace business is conducted through four major business groups.

Landing Systems Group manufactures aircraft landing gear; aircraft wheels and brakes; and high-temperature composites for commercial, military, regional and business aviation customers, and for aircraft engine and space programs.

Sensors and Integrated Systems Group manufactures sensors and sensor-based systems; fuel measurement and management systems; engine electrical and ignition system components; electromechanical actuators; aircraft windshield wiper systems; health and usage management systems and electronic test equipment for commercial, military, regional and business aviation customers, and space programs.

Safety Systems Group manufactures aircraft evacuation slides and rafts; ice protection systems; specialty heated products; collision warning systems; weather detection systems; standby attitude indicators; airport and aircraft lighting components; and polymer and composite products for commercial, military, regional, business and general aviation customers.

Maintenance, Repair and Overhaul Group ("MRO") provides maintenance, repair and overhaul of commercial airframes, components, wheels and brakes, landing gear, instruments and avionics for commercial, regional, business and general aviation customers.

The Company is among the largest suppliers of aircraft systems and components and aircraft maintenance repair and overhaul service businesses in the world. It competes with other aerospace industry manufacturers to supply parts and provide service on specific fleets of aircraft, frequently on a program-by-program bid basis. Competition is primarily based on product performance, service capability and price. Contracts to supply systems and components and provide service are generally with aircraft manufacturers, airlines and airfreight businesses worldwide. The Company also competes on U.S. government contracts, generally as a subcontractor. Competition is principally based on product performance and price.

Specialty Chemicals
-------------------

The Company's Specialty Chemicals business is conducted through three major business groups.

Specialty Plastics Group manufactures thermoplastic polyurethane and alloys; high-heat-resistant and low-combustibility plastics; static-dissipating polymers; and reaction-injection molding resins. Products are marketed and sold to manufacturers for film and sheet applications; wire and cable jacketing; and magnetic media. Specialty plastics are also used in the manufacture of automotive products; recreational vehicles and products; agricultural equipment; industrial equipment; plumbing and industrial pipe; fire sprinkler systems and building material components.

Specialty Additives Group manufactures synthetic thickeners and emulsifiers; controlled release and suspension agents; polymer emulsions; rubber and lubricant additives and plastic and adhesive modifiers. These products are used by manufacturers of personal-care products; pharmaceuticals; liquid soaps and detergents; water treatment products; electronics; tires and petroleum products and molded plastics. Specialty additives are also used in textile printing manufacturing; non-woven manufacturing; paper coating and saturation; graphic arts; and paints and industrial coatings.

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

Other Operations
----------------

Other Operations consist of the chlor-alkali and olefins operations located at Calvert City, Kentucky. The chlor-alkali and olefins business participates in a highly cyclical chlorine, caustic soda, ethylene and olefin co-product commodity market. Sales and operating results are largely dependent on industry supply and demand. The Company believes it does not have a significant market share and, as a result, products produced by this business are sold at established market prices.

BACKLOGS

At December 31, 1995, the Company had a backlog of approximately $980 million, principally related to the Aerospace business segment, of which approximately 60 percent is expected to be filled during 1996. The amount of backlog at December 31, 1994 was approximately $850 million. Backlogs in the Aerospace business are subject to delivery delays or program cancellations, which are beyond the Company's control.

RAW MATERIALS

Raw materials used in the manufacture of Aerospace products, including steel and carbon, are available from a number of manufacturers and are generally in adequate supply.

Availability of all major monomers and chemicals used in the Specialty Chemicals business is anticipated to be adequate for 1996. While chemical feedstocks are currently in adequate supply, in past years, from time-to-time for limited periods, various chemical feedstocks were in short supply. However, the effect of any future shortages on the Company's operations will depend upon the duration of any such shortages and possibly on future U.S. government policy, which cannot be determined at this time.

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

For additional information concerning environmental matters, see Note P of the Notes to Consolidated Financial Statements appearing on page 40 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.


RESEARCH AND DEVELOPMENT

The Company conducts research and development under Company-funded programs for commercial products and under contracts with others. Research and development expense amounted to $130.9 million in 1995, which includes amounts funded by customers. For additional information concerning research and development expense, see Note I of the Notes to Consolidated Financial Statements appearing on page 36 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

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

HUMAN RESOURCES

As of December 31, 1995, the Company had 12,287 employees in the United States and Canada. An additional 988 people were employed overseas. Approximately 6,900 employees were hourly paid. The Company believes it has good relationships with its employees.

The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from May 1996 to September 1999. There were no material work stoppages during 1995.

FOREIGN OPERATIONS

The Company is engaged in business in foreign markets. Manufacturing and service facilities for Aerospace and Specialty Chemicals are located in Australia, Belgium, Canada, England, France, Hong Kong, The Netherlands, Singapore and Sweden. A plant in Korea manufactures specialty chemicals for BFGoodrich. The Company also markets its products and services through sales subsidiaries and distributors in a number of foreign countries. The Company also has technical fee and patent royalty agreements with various foreign companies.

Outside North America, no single foreign geographic area is currently significant, although the Company is expanding its business in Europe.
Currency fluctuations, tariffs and similar import limitations, price controls and labor regulations can affect the Company's foreign operations, including foreign affiliates. Other potential limitations on the Company's foreign operations include expropriation, nationalization, restrictions on foreign investments or their transfers, and additional political and economic risks.
In addition, the transfer of funds from foreign operations could be impaired by the unavailability of dollar exchange or other restrictive regulations that foreign governments could enact. The Company does not believe that such restrictions or regulations have a materially adverse effect on its business, in the aggregate.

For additional financial information about foreign and domestic operations and export sales, see Note H of the Notes to Consolidated Financial Statements appearing beginning on page 34 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2.   PROPERTIES
--------------------

The manufacturing and service operations of the Company are carried on at facilities, all of which are owned, unless otherwise indicated, at the following locations:

Aerospace                               Specialty Chemicals
---------                               -------------------
Amelot, France*                         Akron, Ohio
Austin, Texas*                          Apeldoorn, The Netherlands
Basingstoke, England*                   Ashland, Ohio
Bedford, Massachusetts                  Avon Lake, Ohio
Burnsville, Minnesota                   Barbourville, Kentucky
Cedar Knolls, New Jersey                Brighton, Michigan
Cleveland, Ohio**                       Calvert City, Kentucky
Columbus, Ohio                          Cleveland, Ohio
Dallas, Texas*                          Columbus, Ohio*
East Brunswick, New Jersey*             Dijon, France
Eagan, Minnesota                        Elyria, Ohio
Everett, Washington**                   Gastonia, North Carolina
Fort Lauderdale, Florida                Gothenburg, Sweden
Grand Rapids, Michigan                  Greenville, South Carolina
Grantsville, West Virginia*             Henry, Illinois
Green, Ohio**                           Hindley, England
Harrow, England*                        Leominster, Massachusetts
Jacksonville, Florida                   Louisville, Kentucky
Louisville, Kentucky*                   Montreal, Quebec, Canada
Lynnwood, Washington*                   Oevel, Belgium
Marlboro, Massachusetts*                Pedricktown, New Jersey
Miami, Florida*                         Somersby, Australia*
Middletown, Connecticut*                Toronto, Ontario, Canada
New Century, Kansas**                   Vernon, California
Norwich, New York
Oldsmar, Florida                        Other Operations
Ontario, California*                    ----------------
Phoenix, Arizona                        Calvert City, Kentucky
Pueblo, Colorado
Santa Fe Springs, California**          Research Facilities and
Singapore*                              Administrative Offices Other Than
Spencer, West Virginia                  Manufacturing Facility Offices
Taipo, Hong Kong*                       ------------------------------
Tempe, Arizona*                         Avon Lake, Ohio*
Troy, Ohio                              Bath, Ohio*
Tullahoma, Tennessee                    Beachwood, Ohio
Union, West Virginia                    Brecksville, Ohio
Vergennes, Vermont                      Brussels, Belgium*
Wilmington, North Carolina              Cleveland, Ohio*
Wokingham, England                      Houston, Texas*
Zevenaar, The Netherlands               London, England*
                                        Milan, Italy
                                        Montrose, Ohio
                                        North Canton, Ohio*
                                        Paris, France
                                        Uniontown, Ohio*
* Leased                                Washington, D.C.*
**Leased in part                        Waterloo, Ontario, Canada*

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

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations.

The Company has been named a potentially responsible party by the U.S. Environmental Protection Agency in connection with 42 locations most of which relate to businesses that the Company has previously discontinued. The Company believes it may have continuing liability with respect to not more than 25 sites, most of which relate to previously discontinued businesses. Sites for which successor companies have assumed liability are not included. Based on information currently available, the Company has adequately accrued for future environmental expenditures. However, management believes that it is reasonably possible that additional environmental costs may be incurred beyond the amounts accrued as a result of new information. The amounts, if any, however, cannot be estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

One of the sites at which the Company has been designated as a potentially responsible party is at the Industrial Excess Landfill in Uniontown, Ohio. The Company, with certain other parties, has formed a coalition and has contributed towards the cost of a community water system. The coalition offered to perform certain additional remediation efforts at the site, but this offer was rejected and the EPA has commenced litigation in the Federal District Court for the Northern District of Ohio seeking past and future clean-up and oversight costs. The defendants have joined approximately 68 third party defendants from which they are seeking cost recovery and contribution. In December 1991, the State of Ohio filed a suit in the U.S. District Court for the Northern District of Ohio seeking to recover oversight costs as well as seeking civil penalties for contamination of waters of the state (groundwater) without a permit since 1971. The Company believes the action for penalties is without merit. The Company believes it has adequately accrued for liabilities arising from this matter.

Another site, Beacon Heights landfill in Beacon Falls, Connecticut, has been the subject of a suit and consent decree in the Federal District Court for the District of Connecticut. Under the consent decree the Company and a coalition of others have substantially performed the EPA selected remedy. However, construction was not completed before winter weather set in in 1993 and the deadline for completion of construction was not met. Subsequently, the work has been substantially completed. The Government asserted stipulated penalties for failing to complete the remediation project on time, which penalties the generators disputed. Penalties of as much as

$500,000 are anticipated. The Company's share of this liability is approximately 41%. The Company believes it has adequately accrued for liabilities arising from this matter.

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

The Company, among others, has been sued by the State of Oklahoma Department of Environmental Quality in State District Court in Ottawa County, Oklahoma, concerning environmental conditions at the Company's former tire plant site in Miami, Oklahoma. Liability relating to further investigation of potential soil and groundwater contamination at the site have been assumed by The Uniroyal Goodrich Tire Company. Since the Company transferred title to the facility in 1993, demolition without complete abatement of asbestos has occurred at the site due to actions of the current owner or its demolition contractor. The Company does not believe it will have any material liability at this site.

In August 1995, the U.S. Environmental Protection Agency Region 4 issued an administrative complaint and proposed a penalty of $137,000 for air emission violations under North Carolina law applicable to the Company's Wilmington plant. The Company believes that this matter will be dismissed due to inaccurate or incomplete facts upon which the complaint is based.

On March 10, 1993, Westlake Monomers Corporation ("Westlake") brought an action in the District Court of Harris County, Texas alleging that pursuant to a Right of First Refusal Agreement dated March 1, 1990 and related to the Company's Calvert City ethylene and chlor-alkali facilities (the "Facilities"), it had a right to compel an appraisal and a right then to elect to purchase at the appraised value the common stock of The Geon Company ("Geon") that was the subject of an initial public offering. Westlake sought to enjoin the proposed offering and asked for specific performance of the Right of First Refusal Agreement, attorneys' fees and damages. The Right of First Refusal Agreement, among other things, provides Westlake with the right to acquire the Facilities at fair market value as determined by an appraisal under certain circumstances.

The court denied Westlake's application for temporary injunction to enjoin the sale of the Geon common stock, it enjoined BFGoodrich and Geon from encumbering or transferring the Facilities to third parties, and it ordered BFGoodrich and Geon to maintain and operate the Facilities in accordance with industry standards until a final disposition of the lawsuit has been reached.
BFGoodrich did not transfer the Facilities to Geon as originally expected and continues to operate the Facilities. BFGoodrich has agreed to indemnify and hold Geon harmless from and against any liabilities and expenses arising directly from the lawsuit. The lawsuit has been stayed pending arbitration pursuant to the arbitration clause in the Master Conveyance Agreement by which the Company transferred the vinyl chloride monomer facilities at Calvert City to Westlake in 1990. Westlake also sought to arbitrate a claim that the Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and Geon relating to certain liabilities at Calvert City was violative of the assignment clause of the Master Conveyance Agreement, but has abandoned that claim.

On October 31, 1994, the arbitrator ruled that the Right of First Refusal was triggered, but the decision did not identify whether the trigger applied to assets or shares, and did not specify a remedy. On March 27, 1995, the arbitrator ruled that Westlake's Right of First Refusal did not involve shares of Geon common stock. Westlake then argued that it was entitled to buy the Facilities at the February 15, 1993 fair market value, which it asserted is as low as $40 million. Further, Westlake alleges that it is entitled to lost profits from the Facilities and lost profits and opportunity costs due to alleged inability to expand and modernize certain operations of up to approximately $325 million plus interest and attorney fees. Goodrich denies that Westlake is entitled to purchase the Facilities pursuant to the Right of First Refusal and further denies that Westlake is entitled to any recovery. Goodrich and Westlake agreed to an appraiser to value the Facilities as of February 15, 1993. The appraiser has determined that the fair market value of the Facilities as of February 15, 1993 was approximately $170 million, including working capital. As of December 31, 1995 the book value of the Facilities was approximately $60 million.

While still maintaining that Westlake is not entitled to purchase the Facilities pursuant to the Right of First Refusal, Goodrich has tendered the Facilities to Westlake at the February 15, 1993 appraised value. Westlake has stated it intends to purchase the Facilities regardless of whether Westlake is awarded any recovery. Any acquisition is subject to the negotiation and execution of a definitive purchase agreement and governmental approval. The Right of First Refusal Agreement provides that any definitive agreement shall generally be consistent with the terms and provisions of the March 1, 1990 Master Conveyance Agreement by which Westlake acquired Goodrich's vinyl chloride monomer facility at Calvert City, Kentucky. There can be no assurance that a definitive agreement will be reached.

Final oral arguments were held before the Arbitrator on January 22, 1996, and briefs have been filed. Although no specific date has been set, the Arbitrator is expected to issue his decision within the next few months.

In 1991 the Company instituted suit in the United States District Court for the District of Delaware against Allied-Signal Incorporated and Aircraft Braking Systems Corporation, alleging infringement of two Company patents relating to extended disk life brakes and their application in carbon aircraft brakes. The defendants denied infringement and alleged the patents are invalid. The Company sought substantial damages. The trial court issued a decision in November 1994 that Allied-Signal did infringe the patents, but held the patents were invalid on two separate grounds. The court also determined that Aircraft Braking Systems did not infringe the patents. The court denied defendant's request for attorney fees. The Court of Appeals has affirmed the decision of the trial court in all respects.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

Not applicable.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------
 STOCKHOLDER MATTERS
 -------------------

Common stock prices and dividends are on page 41 of the Company's 1995 Annual Report to Shareholders. The number of common shareholders at December 31, 1995, is included in "Other Data: Common shareholders of record at end of year" on page 43 of the Company's 1995 Annual Report to Shareholders. The discussions of the limitations and restrictions on the payment of dividends on common stock are included in Note C on pages 30 and 31, and Note N on pages 38 and 39 of the Company's 1995 Annual Report to Shareholders. All of these sections are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

Sales from continuing operations, income from continuing operations before cumulative effect of change in method of accounting, total assets, non-current long-term debt and capital lease obligations, mandatorily redeemable preferred securities of Trust, redeemable preferred stock, income from continuing operations per share of common stock, and dividends per share of common stock as of and for each of the years in the five-year period ended December 31, 1995, on page 43 of the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
 CONDITION AND RESULTS OF OPERATIONS
------------------------------------

Management's Discussion and Analysis on pages 16-23 of the Company's 1995 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The consolidated financial statements and the related notes thereto, together with the report thereon of Ernst & Young LLP dated February 2, 1996, and supplementary data, appearing on pages 24-42 of the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

Subsequent Event -- Stock Split (Unaudited)
-------------------------------------------

On February 19, 1996, the Board of Directors authorized a stock split in the form of a stock dividend (the "Stock Split") of one share of the Company's common stock, $5.00 par value (the "Common Stock") for every share of Common Stock outstanding to holders of record on March 11, 1996. The Company intends to mail the certificates for the additional shares to shareholders on or about April 1, 1996.

As of close of business on March 11, 1996, the Company will transfer $5 per share for each share of Common Stock to be issued pursuant to the Stock Split from its surplus capital in its Additional Capital account to its Common Stock account to effect the increase in its stated capital resulting from the Stock Split.

By reason of the Stock Split, the number of shares of Common Stock reserved for issuance upon exercise of stock options or other stock-based awards granted or to be granted under the Company's employee benefit plans will be increased accordingly, effective March 11, 1996.

The preferred stock purchase rights (the "Rights" or individually a "Right") associated with each share of Common Stock under the Rights Agreement, dated as of July 20, 1987, and as amended as of December 7, 1987, and August 1, 1989, between the Company and The Bank of New York, as Rights Agent, will be adjusted automatically, so that, effective March 11, 1996, each share of Common Stock will be accompanied by one-half of a Right instead of a full Right. The exercise and redemption prices of a full Right will remain unchanged.

Pro forma primary earnings per share, giving retroactive effect to the two-for-one split, are presented below for each of the three years in the period ended December 31, 1995:


                                    1995         1994          1993
-------------------------------------------------------------------
Pro forma earnings per share:

   Continuing operations          $2.15         $1.12         $ .14

   Net income                      2.15          1.31          2.34
-------------------------------------------------------------------


Financial information contained elsewhere in this Form 10-K has not been adjusted to reflect the impact of the common stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

Biographical information concerning the Company's Directors appearing under the caption "Election of Directors" in the Company's proxy statement dated February 29, 1996 is incorporated herein by reference. Biographical information concerning the Company's Executive Officers is as follows:

John D. Ong, Age 62, Chairman and Chief Executive Officer
---------------------------------------------------------

Mr. Ong joined the Company in 1961 as Assistant Counsel. Mr. Ong progressed through a number of business positions. He was elected Group Vice President of the Company in 1972, Executive Vice President and a Director in June 1973, Vice Chairman of the Board in April 1974, President in April 1975, President and Chief Operating Officer in 1977, and Chairman and Chief Executive Officer in July 1979. Mr. Ong has a B.A. and M.A. in history from Ohio State University and an LL.B. from Harvard Law School.

David L. Burner, Age 56, President
----------------------------------

Mr. Burner joined the Company in 1983 as Vice President, Finance, for the Company's Engineered Products Group. He served in several other management positions before being named Executive Vice President of BFGoodrich Aerospace in 1985. He was appointed President of BFGoodrich Aerospace in 1987. Mr. Burner was elected a Senior Vice President in 1990, an Executive Vice President in 1993, and President in December 1995. Before joining BFGoodrich he was Executive Vice President and Chief Financial Officer of ABS Industries in Willoughby, Ohio. Mr. Burner received a B.S.C. degree in accounting from Ohio University.

Jon V. Heider, Age 61, Executive Vice President and General Counsel
-------------------------------------------------------------------

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

Marshall O. Larsen, Age 47, Executive Vice President and President and Chief
----------------------------------------------------------------------------
Operating Officer, BFGoodrich Aerospace
---------------------------------------

Mr. Larsen joined the Company in 1977 as an Operations Analyst. He served in various management positions until 1986 when he became Assistant to the President of the Company. He later served as General Manager of several divisions of BFGoodrich Aerospace. In 1994, Mr. Larsen was elected a Vice President of the Company and named Group Vice President, Safety Systems, BFGoodrich Aerospace. In December 1995 he was elected Executive Vice President of the Company and named President and Chief Operating Officer of BFGoodrich Aerospace. Mr. Larsen has a B.S. in engineering from the U.S. Military Academy and an M.S. in industrial administration from the Krannert Graduate School of Management at Purdue University.

Wayne O. Smith, Age 52, Executive Vice President and President and Chief
------------------------------------------------------------------------
Operating Officer, BFGoodrich Specialty Chemicals
-------------------------------------------------

Mr. Smith joined the Company in April 1994 as Executive Vice President and President, BFGoodrich Specialty Chemicals. Prior to joining the Company, Mr. Smith was employed as Group Vice President-Gases Americas, The BOC Group, Ltd. from 1990 to 1993 and earlier in 1990, as President and Chief Operating Officer, Chemical Lime, Inc. Between 1974 and 1990 he held various assignments at Air Products and Chemicals, his last as General Manager of their Specialty Chemicals Division. He was formerly a Captain and fighter pilot serving eight years in the Air Force. Mr. Smith has a B.S. in Engineering Sciences from the United States Air Force Academy.

D. Lee Tobler, Age 62, Executive Vice President and Chief Financial Officer
---------------------------------------------------------------------------

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

Nicholas J. Calise, age 54, Vice President, Associate General Counsel and
-------------------------------------------------------------------------
Secretary
---------

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

Robert A. McMillan, Age 53, Vice President and Treasurer
--------------------------------------------------------

Mr. McMillan joined the Company in July 1974 as an Economist. He progressed through a number of positions and was elected Vice President and Treasurer in August 1986. Mr. McMillan has a B.A. from the University of California at Santa Barbara and a Ph.D. in economics from the University of California at Berkeley and was an Economist at the Federal Reserve Bank of Cleveland and the Bank of America before joining BFGoodrich.

Steven G. Rolls, Age 41, Vice President and Controller
------------------------------------------------------

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

George K. Sherwood, Age 57, Vice President - Tax Administration
---------------------------------------------------------------

Mr. Sherwood joined the Company in July 1985 as Staff Vice President - Taxes and was elected Vice President - Tax Administration in April 1986. Prior to joining BFGoodrich, Mr. Sherwood was Vice President - Tax Administration for Zapata Corporation. Mr. Sherwood has a B.S. in business administration from Kansas State College and an M.B.A. in management from The University of Tulsa.

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

Information concerning executive compensation appearing under the captions "Compensation Committee Report" and "Compensation of Directors" in the Company's proxy statement dated February 29, 1996, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

Security ownership data appearing under the captions "Holdings of Company Equity Securities by Directors and Executive Officers" and "Beneficial Ownership of Securities" in the Company's proxy statement dated February 29, 1996, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Information appearing under the caption "Transactions With Directors" in the Company's proxy statement dated February 29, 1996, is incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-----------------------------------------------------------------
FORM 8-K
--------
           (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this Form 10-K on page F-1.

                  (3) - Listing of Exhibits:

                        A listing of exhibits is on pages II-1 to II-3 of this Form 10-K.

           (b)    Reports on Form 8-K filed in the fourth quarter of 1995.

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 1996.

                                          The BFGoodrich Company
                                               (Registrant)



                                      By /S/ JOHN D. ONG
                                         -------------------------------
                                         (John D. Ong, Chairman and
                                          and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 1996 by the following persons (including a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated.


/S/ JOHN D. ONG                            /S/ THOMAS H. O'LEARY
---------------------------------------    -----------------------------
(John D. Ong)                              (Thomas H. O'Leary)
Chairman and Chief Executive               Director
Officer and Director
(Principal Executive Officer)

                                           ------------------------------
/S/ DAVID L. BURNER                        (Joseph A. Pichler)
---------------------------------------    Director
(David L. Burner)
President and Director
                                           /S/ ALFRED M. RANKIN, JR.
                                           -----------------------------
/S/ D. LEE TOBLER                          (Alfred M. Rankin, Jr.)
---------------------------------------    Director
(D. Lee Tobler)
Executive Vice President and
Chief Financial Officer and Director       /S/ IAN M. ROSS
(Principal Financial Officer)              ------------------------------
                                           (Ian M. Ross)
                                           Director
/S/ STEVEN G. ROLLS
---------------------------------------
(Steven G. Rolls)                          /S/ WILLIAM L. WALLACE
Vice President and Controller              ---------------------------
(Principal Accounting Officer)             (William L. Wallace)
                                           Director

/S/ JEANETTE GRASSELLI BROWN               /S/ JOHN L. WEINBERG
----------------------------               ------------------------------
(Jeanette Grasselli Brown)                 (John L. Weinberg)
Director                                   Director


/S/ GEORGE A. DAVIDSON, JR.                /S/ A. THOMAS YOUNG
----------------------------------         ------------------------------
(George A. Davidson, Jr.)                  (A. Thomas Young)
Director                                   Director


/S/ JAMES J. GLASSER
---------------------------------------
(James J. Glasser)
Director

                            THE B.F.GOODRICH COMPANY

                         INDEX TO FINANCIAL INFORMATION
                               Item 14(a)(1)-(2)

                                                                                                     Reference
                                                                                                   --------------
                                                                                                       1995
                                                                                                      Annual
                                                                                                     Report to
                                                                                                   Shareholders
                                                                                                       (page)
                                                                                                   --------------
Data incorporated by reference from the 1995
  Annual Report to Shareholders of The BFGoodrich Company:

      Consolidated Statement of Income for the years
          ended December 31, 1995, 1994 and 1993                                                       24
      Consolidated Balance Sheet at December 31,
          1995 and 1994                                                                                25
      Consolidated Statement of Cash Flows for the
          years ended December 31, 1995, 1994 and 1993                                                 26
      Consolidated Statement of Shareholders' Equity
          for the years ended December 31, 1995, 1994
          and 1993                                                                                     27
      Notes to Consolidated Financial Statements                                                       28 - 40
      Quarterly Financial Data (Unaudited)                                                             41
      Report of Independent Auditors                                                                   42


Schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information is included in the above listed financial statements or notes thereto.

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

4         Information relating to the Company's long-term debt is set forth in Note C - "Financing Arrangements" on pages 30 and 31 of the Company's 1995 Annual Report to Shareholders, and is incorporated herein by reference.  Instruments defining the rights of holders of such long-term debt are not filed herewith since no single debt item exceeds 10% of consolidated assets.  Copies of such instruments will be furnished to the Commission upon request.

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

10(G)   Senior Executive Management Incentive Plan.  This exhibit was filed as Appendix B to the Company's 1995 Proxy Statement dated March 2, 1995 and is incorporated herein by references.

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

10(K)   Long-Term Incentive Plan and form of award.

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

10(O)   Outside Directors' Phantom Share Plan

11      Statement re Computation of per share earnings

13      Annual Report to Shareholders.  The Company's 1995 Annual Report to Shareholders (only those portions incorporated by reference in the Form 10-K).

21      Subsidiaries

23      Consent of Independent Auditors

27      Financial Data Schedule

The Company will supply copies of the foregoing exhibits to any shareholder upon receipt of a written request addressed to the Secretary of The B.F.Goodrich Company, 3925 Embassy Parkway, Akron, Ohio 44333-1799, and the payment of $.50 per page (except for the Annual Report to Shareholders which is complimentary) to help defray the costs of handling, copying and postage.