Form 10-Q
period 1996-03-31
GOODRICH B F CO
filed 1996-05-07
CIK 42542

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended            March 31, 1996
                  -----------------------------------------------

Commission file number       1-892
                       ------------------------------------------

                            THE B.F.GOODRICH COMPANY
                  ---------------------------------------------


          NEW YORK                               34-0252680
- -------------------------------               ----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


  3925 EMBASSY PARKWAY, AKRON, OHIO           44333-1799
- ----------------------------------------      ----------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code  330-374-2000
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

As of March 31, 1996 there were 52,801,972 shares of common stock outstanding. There is only one class of common stock.

   PART I.   FINANCIAL INFORMATION
   ITEM 1.   Financial Statements


                            THE B.F.GOODRICH COMPANY
                   CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (Dollars in millions, except per share amounts)


                                                          Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
Sales                                                    $   604.5    $   594.0
Operating Costs and Expenses:
  Cost of sales                                              418.2        416.1
  Selling and administrative expenses                        132.3        130.4
  Restructuring costs                                          4.0           --
                                                         ---------    ---------
                                                             554.5        546.5
                                                         ---------    ---------
Operating income                                              50.0         47.5
Interest expense                                             (10.6)       (12.4)
Interest income                                                0.8          0.4
Other expense - net                                           (4.6)        (6.9)
                                                         ---------    ---------
Income before income taxes and Trust distributions            35.6         28.6
Income tax expense                                           (13.1)       (11.0)
Distributions on Trust preferred securities                   (2.6)          --
                                                         ---------    ---------
Net Income                                                    19.9         17.6
Dividends on preferred stock                                    --         (1.9)
                                                         ---------    ---------
Net income applicable to common stock                    $    19.9    $    15.7
                                                         =========    =========


Earnings per share                                       $    0.37    $    0.30

Weighted average number of common shares outstanding -
  in millions                                                 53.3         51.7


Dividends paid per common share                          $   0.275    $   0.275

                            THE B.F.GOODRICH COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)


                                                                                     March 31,     December 31,
                                                                                       1996            1995
                                                                                   ------------    ------------
ASSETS                                                                              (unaudited)
- ------
Current Assets
  Cash and cash equivalents                                                        $       29.1    $       60.3
  Accounts and notes receivable, less allowances
    for doubtful receivables (March 31, 1996,
    $12.3; December 31, 1995, $11.8)                                                      389.2           399.0
  Inventories                                                                             401.7           390.1
  Deferred income tax assets                                                               67.9            67.9
  Prepaid expenses and other assets                                                        38.5            32.7
                                                                                   ------------    ------------
          Total Current Assets                                                            926.4           950.0
                                                                                   ------------    ------------

Property
  Land, buildings and machinery and equipment                                           1,549.6         1,512.7
  Allowances for depreciation and amortization                                           (677.0)         (653.5)
                                                                                   ------------    ------------
          Total Property                                                                  872.6           859.2
                                                                                   ------------    ------------

Deferred Income Tax Assets                                                                 20.0            28.3
Goodwill                                                                                  477.6           481.4
Identifiable Intangible Assets                                                             50.2            51.5
Intangible Pension Asset                                                                   42.6            42.6
Other Assets                                                                               81.2            76.6
                                                                                   ------------    ------------
                                                                                   $    2,470.6    $    2,489.6
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
  Short-term bank debt                                                             $      118.6    $       11.3
  Accounts payable                                                                        202.7           235.9
  Accrued expenses                                                                        232.6           239.9
  Income taxes payable                                                                     31.6            33.3
  Current maturities of long-term debt
    and capital lease obligations                                                          69.8            80.3
                                                                                   ------------    ------------
          Total Current Liabilities                                                       655.3           600.7
                                                                                   ------------    ------------

Long-term Debt and Capital Lease Obligations                                              348.0           422.3
Postretirement Benefits Other Than Pensions                                               351.9           351.9
Other Non-current Liabilities                                                             101.8           113.9

Mandatorily Redeemable Preferred Securities of Trust                                      122.3           122.2

Shareholders' Equity
  Common Stock - $5 par value
    Authorized 100,000,000 shares; issued 53,864,382
    shares at March 31, 1996 and 53,578,520
    shares at December 31, 1995                                                           269.3           133.9
  Additional capital                                                                      322.7           447.5
  Income retained in the business                                                         366.3           360.9
  Cumulative unrealized translation adjustments                                             6.7             9.6
  Amount related to recording minimum pension liability                                   (28.8)          (28.8)
  Unearned portion of restricted stock awards                                             (15.9)          (16.2)
  Common stock held in treasury, at cost (1,062,410 shares at March 31, 1996 and
    1,045,136 shares at December 31, 1995)                                                (29.0)          (28.3)
                                                                                   ------------    ------------
          Total Shareholders' Equity                                                      891.3           878.6
                                                                                   ------------    ------------
                                                                                   $    2,470.6    $    2,489.6
                                                                                   ============    ============

                            THE B.F.GOODRICH COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                              1996       1995
                                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                $  19.9    $  17.6
 Adjustments to reconcile net income to net
   cash (used) provided by operating activities:
    Depreciation and amortization                                             29.1       30.4
    Deferred income taxes                                                      8.2        3.0
    Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
       Receivables                                                             8.2      (16.1)
       Inventories                                                           (12.7)     (14.2)
       Other current assets                                                   (5.3)      (0.7)
       Accounts payable                                                      (35.3)      (8.8)
       Accrued expenses                                                       (6.9)     (10.9)
       Income taxes payable                                                   (1.0)       4.9
       Other non-current assets and liabilities                              (10.6)      11.7
                                                                           -------    -------
  Net cash (used) provided by operating activities                            (6.4)      16.9

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property                                                      (39.3)     (27.8)
  Proceeds from sale of property                                               0.2        0.9
  Payments made in connection with acquisitions,
    net of cash acquired                                                        --       (3.6)
                                                                           -------    -------
  Net cash used by investing activities                                      (39.1)     (30.5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term debt                                             57.3       50.5
  Proceeds from issuance of long-term debt                                      --       19.0
  Repayment of long-term debt and capital lease obligations                  (34.7)     (26.3)
  Proceeds from issuance of capital stock                                      6.5        0.5
  Purchases of treasury stock                                                   --      (10.4)
  Dividends                                                                  (14.4)     (16.2)
                                                                           -------    -------
  Net cash provided by financing activities                                   14.7       17.1

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (0.4)       1.1
                                                                           -------    -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (31.2)       4.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                60.3       35.8
                                                                           -------    -------

CASH AND CASH EQUIVALENTS AT MARCH 31                                      $  29.1    $  40.4
                                                                           =======    =======

Supplemental Cash Flow Information:
  Income taxes paid                                                        $   3.0    $   0.6
                                                                           =======    =======
  Interest paid, net of amounts capitalized                                $  12.7    $  16.1
                                                                           =======    =======

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company (BFGoodrich or Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be achieved for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B: INVENTORY - Inventories included in the accompanying condensed consolidated balance sheet consist of:

                                         (Dollars in Millions)
                                      ----------------------------
                                         March 31,    December 31,
                                           1996            1995
                                      ------------    ------------

         FIFO or average cost
          (which approximates
           current costs):
           Finished Products          $      186.5    $      186.2
           In Process                        126.8           114.0
           Raw Materials & Supplies          153.3           154.3
                                      ------------    ------------
                                             466.6           454.5
         Reserve to reduce certain
           inventories to LIFO               (64.9)          (64.4)
                                      ------------    ------------

         Total                        $      401.7    $      390.1
                                      ============    ============



NOTE C: DEBT - During the first quarter of 1996, the Company repaid approximately $35 million of long-term debt, of which $25 million represented a scheduled maturity. In April 1996, the Company issued under its existing shelf registration $20 million of 7.5 percent fixed-rate non-callable MTN notes, due in 2026. In addition, $50 million of short-term debt classified as non-current long-term debt at December 31, 1995, has been reclassified as short-term debt at March 31, 1996.

NOTE D: STOCK SPLIT - On February 19, 1996, the Company's Board of Directors approved a two-for-one common stock split in the form of a stock dividend. As a result of this action, 26,932,191 shares were issued to shareholders of record on March 11, 1996, of which 531,205 shares represented treasury stock of the Company. Par value remains at $5 per share as a result of transferring $134.7 million to Common Stock from Additional Capital, representing the aggregate par value of the shares issued under the stock split. The number of shares and per share information throughout this Form 10-Q have been restated to reflect the impact of the common stock split.


NOTE E: CAPITAL STOCK - During the first three months of 1996, 285,862 shares of authorized but previously unissued shares of common stock were issued under various employee compensation plans. In addition, 5,800 shares of treasury stock were issued under a stock award plan and 23,074 unearned shares under this plan were forfeited and returned to treasury stock.


NOTE F: CONTINGENCIES - There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved from time to time in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with 42 sites, most of which related to previously discontinued businesses. The Company believes it may have continuing liability with respect to not more than 25 sites.

A significant portion of accrued environmental liabilities is in connection with six sites, five of which relate to businesses previously discontinued. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to the five previously discontinued sites, the Company's maximum percentage share of the ultimate remediation costs is fixed. Three of the five sites are in the design or construction phases and two sites are essentially in the maintenance and operation phase; and, as a result, the remediation plan is generally known. While reasonable estimates of the ultimate completion cost can be made, the final cost at completion can vary significantly as a result of changes made during the construction phase and changed regulatory agency requirements, all of which are difficult to predict. With respect to the sixth site, the investigation and determination of remedial alternatives is just beginning, and it is not currently possible to determine the total cost of remediation or the Company's share of those future costs. Management believes that it is reasonably possible that additional environmental costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

BFGoodrich has tendered the Calvert City chlor-alkali and olefins facilities (Facilities) to Westlake Monomers Corporation (Westlake) at the February 15, 1993 fair market value of approximately $170.0 million, as determined by an independent appraiser. Westlake has stated it intends to purchase the Facilities at the appraised value. Such an acquisition by Westlake is subject to the negotiation and execution of a definitive purchase agreement and governmental approval. There can be no assurance that a definitive agreement will be reached. As of March 31, 1996, the book value of the net assets of the Facilities was approximately $53 million. In addition, Westlake alleges that, pursuant to the Right of First Refusal, it is entitled to approximately $325.0 million for lost profits and opportunity costs due to alleged inability to integrate and expand its current operations fully, plus interest and attorney fees. BFGoodrich denies that Westlake is entitled to purchase the Facilities pursuant to the Right of First Refusal and further denies that Westlake is entitled to any recovery. The proceedings are currently in arbitration.


NOTE G: OTHER - The Company recognized a pretax charge of $4.0 million in the first quarter of 1996 for a voluntary early retirement program for eligible employees of the Specialty Plastics and Specialty Additives Groups.


NOTE H: SUBSEQUENT EVENTS - In April 1996, the Company sold its adhesives business for approximately $16 million resulting in a pretax gain of approximately $6.0 million. The adhesives business accounted for approximately 2 percent of the Specialty Chemicals segment's 1995 sales.

On May 1, 1996, the Company contributed $30 million in common stock (754,717 shares) to its qualified defined benefit pension plans.




ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS
                       ----------------------------------

                     COMPARISON OF THE FIRST QUARTER OF 1996
                          TO THE FIRST QUARTER OF 1995
                          ----------------------------

                                  TOTAL COMPANY
                                  -------------

Sales in the first quarter of 1996 increased to $604.5 million, or 2 percent over the same period of 1995, largely due to volume growth, principally in the Aerospace segment, complemented by higher prices in the Specialty Chemicals segment. Higher sales in the Company's two strategic segments more than offset lower sales from Other Operations and lost sales from the divestiture of Arrowhead in May 1995.

Cost of sales as a percent of sales in the first quarter of 1996 compared to the same period of 1995 declined by 0.9 percentage points as a result of lower raw material costs in the Specialty Chemicals segment and higher capacity utilization in the Aerospace segment due to volume growth. Total cost of sales increased to $418.2 million in the first quarter of 1996 from $416.1 million in the same period of 1995, reflecting internal growth.

Selling and administrative expenses as a percent of sales for the first quarter of 1996 remained unchanged compared to the corresponding period of 1995. Selling and administrative expense was $132.3 million for the first quarter of 1996 compared to $130.4 million for the corresponding period last year. The modest increase reflects increased costs to support the Company's expansion efforts, particularly in Europe.

The stock contribution to the Company's pension plans discussed in Note H, in conjunction with planned cash contributions of $38.5 million in 1996, are expected to result in these pension plans being fully funded on an accumulated benefit obligation basis by year end. The stock contribution is also expected to decrease pension expense and is expected to be non-dilutive to earnings per share for 1996.


                                SEGMENT ANALYSIS
                                ----------------

     Three Months Ended March 31                       1996           1995
- --------------------------------------------------------------------------------
                                                     (Dollars in Millions)
     Sales:
        Aerospace                                   $ 307.0        $ 276.6
        Specialty Chemicals                           264.3          261.5
                                                    -------        -------
        Total Reportable Segments                     571.3          538.1
        Other Operations                               33.2           55.9
                                                    -------        -------
           Total                                    $ 604.5        $ 594.0
- --------------------------------------------------------------------------------
     Operating Income:
        Aerospace                                   $  39.2        $  27.8
        Specialty Chemicals                            18.7           12.0
                                                    -------        -------
        Total Reportable Segments                      57.9           39.8
        Other Operations                                4.7           19.4
        Corporate                                     (12.6)         (11.7)
                                                    -------        -------
           Total                                    $  50.0        $  47.5
- --------------------------------------------------------------------------------

The Company's operations are classified into two reportable business segments:
BFGoodrich Aerospace (Aerospace) and BFGoodrich Specialty Chemicals (Specialty Chemicals). Aerospace consists of four business groups: Landing Systems; Sensors and Integrated Systems; Safety Systems; and Maintenance, Repair and Overhaul
(MRO). They serve commercial, military, regional, business and general aviation markets. Specialty Chemicals consists of three business groups: Specialty Additives; Specialty Plastics; and Sealants, Coatings and Adhesives. They serve various markets, such as personal care, pharmaceuticals, printing, textiles, automotive, building maintenance and construction. Commencing in the first quarter of 1996, Aerospace's Test Systems Division has been reclassified from the MRO Group into the Sensors and Integrated Systems Group to reflect a closer alignment with similar Aerospace businesses. Comparative segment data has been reclassified to reflect this change.

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

An expanded analysis of sales and operating income by business segment follows.

AEROSPACE
- ---------

SALES BY GROUP (in millions)

Three Months Ended March 31                                1996          1995
- --------------------------------------------------------------------------------
Landing Systems                                       $    87.5     $    80.2
Sensors and Integrated Systems                             73.2          70.6
Safety Systems                                             57.4          53.1
MRO                                                        88.9          72.7
- --------------------------------------------------------------------------------
TOTAL                                                 $   307.0     $   276.6
- --------------------------------------------------------------------------------

The Aerospace segment achieved record sales in the first quarter of 1996, with an increase of 11 percent over the same period last year. This growth is primarily attributable to Aerospace's growing position in the airline maintenance, repair, and overhaul services market, as well as higher demand for replacement wheels and brakes products and collision avoidance systems.

The sales growth in the Landing Systems Group reflects increased aftermarket demand for landing gear, wheels and brakes. Sales growth for wheels and brakes was particularly evident for the B-747 and A320 commercial aircraft programs and for various Cessna programs serving the business aircraft markets. Higher spares sales of landing gear more than offset shortfalls in original equipment programs.

The Sensors and Integrated Systems Group sales increased due to stronger demand for aircraft sensors and higher airline retrofits of flight actuators and fuel management systems.

The Safety Systems Group sales growth reflected higher demand for collision avoidance systems and for evacuation systems spares and services.

Strong demand for all MRO Group services produced significant sales growth over first quarter 1995 levels. The sales growth reflects increasing demand for Aerospace's comprehensive MRO capabilities.

Record-level Aerospace segment operating income of $39.2 million represented an increase of 41 percent over the first quarter of 1995 on an 11 percent increase in sales. Improved operating margins in 1996 reflect higher capacity utilization arising from volume growth and the successful implementation of productivity and cost containment initiatives, primarily in the Landing Systems and MRO groups.


SPECIALTY CHEMICALS
- -------------------

SALES BY GROUP (in millions)

Three Months Ended March 31                                 1996            1995
- --------------------------------------------------------------------------------
Specialty Plastics                                       $  71.6         $  64.4
Specialty Additives                                        119.3           116.4
Sealants, Coatings and Adhesives                            73.4            69.3
Water Systems and Services *                                  --            11.4
- --------------------------------------------------------------------------------
TOTAL                                                    $ 264.3         $ 261.5
- --------------------------------------------------------------------------------

*   Divested in May 1995


The Specialty Chemicals segment achieved record first quarter sales this year with a 6 percent increase over the corresponding period last year after excluding a divestiture.

The Specialty Plastics Group's 11 percent sales increase in 1996 reflected strong volume growth in the U.S. for its heat-resistant plastics, aided by the winter freeze in the southeast region of the country which caused damage to plumbing piping. A favorable sales mix for the Group's thermoplastic polyurethane products combined with higher prices more than offset the effect of a modest decline in volumes. Demand for the relatively new reaction-injection-molded plastics continues to improve over 1995 levels.

The Specialty Additives Group experienced a modest sales increase over the 1995 first quarter. The 1996 result largely reflects the effects of higher prices and a favorable sales mix, as volumes for the Group remained consistent with the year earlier quarter. Volumes in the

1996 quarter for textiles and coatings products to the automotive sub-markets were adversely impacted by the General Motors strike.

The Sealants, Coatings and Adhesives Group, which normally has a weak first quarter because of the seasonality of its construction-related businesses, recognized a 6 percent sales increase over the first quarter of 1995. The increase largely reflects higher sales of roofing products and roofing services in the U.S., and higher sealant sales, primarily in North America.

The segment's operating income of $18.7 million for the first quarter of 1996 was a record despite a $4.0 million charge for a voluntary early retirement program for eligible employees of the Specialty Plastics and Specialty Additives Groups. Operating margins improved significantly as a result of higher prices, a favorable sales mix and lower raw material costs.


                                OTHER OPERATIONS
                                ----------------

CHLOR-ALKALI & OLEFINS
- ----------------------

First quarter 1996 sales decreased 41 percent to $33.2 million compared to the same period last year. Operating income decreased from $19.4 million in the first quarter of 1995 to $4.7 million in 1996. The decreases in sales and operating income resulted from price and volume reductions in ethylene, propylene, chlorine and caustic products, reflective of the downturn in that industry.


                                    CORPORATE
                                    ---------

First quarter 1996 Corporate expenses increased to $12.6 million compared to $11.7 million in the same period last year. This increase is largely attributable to various employee compensation plans that are based on the Company's stock price which during the first quarter of 1996 was approximately 70 percent higher than the first quarter of 1995.



                                INTEREST EXPENSE
                                ----------------

First quarter 1996 interest expense decreased 15 percent to $10.6 million compared to the same period in 1995 due to lower debt levels and lower cost debt in 1996.



                               OTHER EXPENSE - NET
                               -------------------

Other Expense-Net decreased to $4.6 million in the first quarter of 1996 from $6.9 million in the same period last year. The reduction reflects lower retiree health care costs for previously discontinued businesses, lower losses by investees accounted for under the equity method, and insurance recoveries related to past environmental claims for previously discontinued businesses.

                                  INCOME TAXES
                                  ------------

For the first quarter of 1996, an income tax provision of $13.1 million was recorded on pretax income of $35.6 million, an effective tax rate of 36.8 percent. For the same period last year, an income tax provision of $11.0 million was recorded on pretax income of $28.6 million, an effective tax rate of 38.5 percent. The lower effective tax rate in 1996 reflects the tax benefit of the Company's QUIPS issued in July 1995, the distributions of which are tax deductible. For each year, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.



                         CAPITAL RESOURCES AND LIQUIDITY
                         -------------------------------

Current assets less current liabilities decreased by approximately $78.0 million from December 31, 1995 to March 31, 1996, which included a $50 million reclassification from non-current long-term debt to short-term debt (see note
C). This result reflects the higher working capital usage by the Company's businesses during the first half of the year. The Company's current ratio decreased slightly from 1.6X at December 31, 1995 to 1.4X at March 31, 1996. The quick ratio also decreased from .76X at December 31, 1995 to .64X at March 31, 1996. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995) to satisfy its operating requirements, capital spending programs and to finance growth opportunities as they arise.

In May 1996, the Company expects to file a registration statement with the Securities and Exchange Commission to increase the limit under the Company's shelf registration to $300 million for its MTN program.

The Company's debt-to-capitalization ratio of 34.6 percent at March 31, 1996 compared with 33.9 percent at December 31, 1995, is in line with the Company's long-term target range of 35 to 40 percent.


CASH FLOWS

Cash flow from operating activities in the first quarter of 1996 was approximately $23 million less than the same period last year, largely due to a $20 million pension contribution in 1996. No pension contribution was made in the first quarter of 1995. Operating working capital (defined as accounts receivable plus pre-LIFO inventory less accounts payable) increased from $608.1 million at March 31, 1995 and $617.6 million at the end of 1995 to $653.1 million at March 31, 1996. Average operating working capital as a percent of sales was 26.5 percent for the first quarter of 1996, compared to a ratio of
25.0 percent for the same period last year. Higher year-end levels of accounts payable and higher inventory levels at March 31, 1996 accounted for the increase in operating working capital. The Company is pursuing initiatives to reduce the investment in operating working capital. The Company expects to generate positive cash flow in 1996 after satisfying capital expenditures and payment of dividends, but excluding the effects of acquisitions and divestitures.


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company has signed a consent decree with the U.S. Environmental Protection Agency providing for the payment of a $450,000 fine relating to the release of vinyl chloride monomer at the Company's former plant at Henry, Illinois between July 1989 and August 1991. The consent decree is awaiting approval of the United States District Court in Peoria, Illinois. The plant in question was operated by the Company's former Geon Vinyl Division which is now part of an independent public company, The Geon Company ("Geon"). Geon has assumed all obligations with respect to this matter.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibit 10(A) - Stock Option Plan.  This exhibit was
                   filed as Appendix B to the Company's 1996 Proxy Statement dated February 29, 1996 and is incorporated herein by reference.

              Exhibit 10(A)(1) - Form of Stock Option Award is filed as part of this report.

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


May 7, 1996                                      The B.F.Goodrich Company
- -----------                                      ------------------------





                                                 /S/D. LEE TOBLER
                                                 ----------------------------
                                                 D. Lee Tobler
                                                 Executive Vice President
                                                 and Chief Financial Officer





                                                 /S/STEVEN G. ROLLS
                                                 ----------------------------
                                                 Steven G. Rolls
                                                 Vice President & Controller
                                                 (Chief Accounting Officer)