Form 10-Q
period 1996-06-30
GOODRICH B F CO
filed 1996-08-08
CIK 42542

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                June 30, 1996
                        ---------------------------------

Commission file number               1-892
                        ---------------------------------

                            THE B.F.GOODRICH COMPANY
                        ---------------------------------


          NEW YORK                                   34-0252680
- -------------------------------                   ----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


   3925 EMBASSY PARKWAY, AKRON, OHIO                   44333-1799
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   330-374-2000
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

As of June 30, 1996 there were 53,632,693 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                               THE B.F.GOODRICH COMPANY
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (Dollars in millions, except per share amounts)



                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                               -------------------     -------------------
                                                 1996      1995          1996       1995
                                               --------   --------     ---------  --------

Sales                                          $  646.1   $  600.6     $ 1,250.6  $ 1,194.6
Operating Costs and Expenses:
  Cost of sales                                   437.1      409.2         855.3      825.3
  Selling and administrative expenses             136.6      124.7         268.9      255.1
  Restructuring costs                                -         3.1           4.0        3.1
                                               --------   --------     ---------  ---------
                                                  573.7      537.0       1,128.2    1,083.5
                                               --------   --------     ---------  ---------
Operating income                                   72.4       63.6         122.4      111.1
Interest expense                                   (9.6)     (11.9)        (20.2)     (24.3)
Interest income                                     0.4        1.4           1.2        1.8
Other income (expense) - net                        1.0       19.2          (3.6)      12.3
                                               --------    --------     --------  ---------
Income before income taxes and
   Trust distributions                             64.2       72.3          99.8      100.9
Income tax expense                                (23.6)     (28.0)        (36.7)     (39.0)
Distributions on Trust preferred securities        (2.7)        -           (5.3)        -
                                               --------    --------     --------  ---------
Net Income                                         37.9       44.3          57.8       61.9
Dividends on preferred stock                         -        (2.0)          -         (3.9)
                                               --------    --------     --------  ---------
Net income applicable to common stock          $   37.9    $  42.3      $   57.8  $    58.0
                                               ========    ========     ========  =========


Earnings per share                             $   0.70    $  0.81      $   1.08  $    1.12

Weighted average number of common shares
  outstanding - in millions                        54.0       52.0          53.6       51.8


Dividends paid per common share                $  0.275    $ 0.275      $   0.55  $    0.55

                               THE B.F.GOODRICH COMPANY
                       CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (Dollars in millions)

                                                        June 30,    December 31,
                                                           1996          1995
                                                      -----------  ------------
ASSETS
Current Assets
  Cash and cash equivalents                            $     38.7    $     60.3
  Accounts and notes receivable, less allowances
    for doubtful receivables (June 30, 1996,
    $13.4; December 31, 1995, $11.8)                        409.7         399.0
  Inventories                                               420.4         390.1
  Deferred income tax assets                                 67.9          67.9
  Prepaid expenses and other assets                          33.7          32.7
                                                       ----------    ----------
          Total Current Assets                              970.4         950.0
                                                       ----------    ----------

Property
  Land, buildings and machinery and equipment             1,577.4       1,512.7
  Allowances for depreciation and amortization             (684.8)       (653.5)
                                                       ----------    ----------
          Total Property                                    892.6         859.2
                                                       ----------    ----------

Deferred Income Tax Assets                                    -            28.3
Goodwill                                                    559.7         481.4
Identifiable Intangible Assets                               49.6          51.5
Intangible Pension Asset                                      -            42.6
Other Assets                                                170.1          76.6
                                                       ----------    ----------
                                                       $  2,642.4    $  2,489.6
                                                       ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                 $    235.8    $     11.3
  Accounts payable                                          222.5         235.9
  Accrued expenses                                          241.8         239.9
  Income taxes payable                                       37.1          33.3
  Current maturities of long-term debt
    and capital lease obligations                            34.6          80.3
                                                       ----------    ----------
          Total Current Liabilities                         771.8         600.7
                                                       ----------    ----------

Long-term Debt and Capital Lease Obligations                356.1         422.3

Postretirement Benefits Other Than Pensions                 351.3         351.9
Other Non-current Liabilities                                67.5         113.9

Mandatorily Redeemable Preferred Securities of Trust        122.4         122.2

Shareholders' Equity
  Common Stock - $5 par value
    Authorized 100,000,000 shares; issued 54,726,098
    shares at June 30, 1996 and 53,578,520
    shares at December 31, 1995                             273.6         133.9
  Additional capital                                        350.0         447.5
  Income retained in the business                           389.4         360.9
  Cumulative unrealized translation adjustments               3.7           9.6
  Amount related to recording minimum pension liability       -           (28.8)
  Unearned portion of restricted stock awards               (13.1)        (16.2)
  Common stock held in treasury,  at cost
    (1,093,405 shares at June 30, 1996 and
    1,045,136 shares at December 31, 1995)                  (30.3)        (28.3)
                                                       ----------     ---------
          Total Shareholders' Equity                        973.3         878.6
                                                       ----------     ---------
                                                       $  2,642.4     $ 2,489.6
                                                       ==========     =========

                        THE B.F.GOODRICH COMPANY
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (Dollars in millions)

                                                           Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                            1996        1995
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                              $    57.8   $    61.9
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                             57.5        59.4
    Deferred income taxes                                     15.8        13.1
    Gain on sale of businesses                                (6.4)       (5.0)
    Change in assets and liabilities, net of effects
     of acquisitions and dispositions of businesses:
       Receivables                                             1.8        (5.5)
       Inventories                                           (23.6)      (26.1)
       Other current assets                                    0.4         -
       Accounts payable                                      (25.0)      (29.3)
       Accrued expenses                                        0.1       (10.7)
       Income taxes payable                                    4.7        11.0
       Other non-current assets and liabilities              (22.3)      (25.4)
                                                         ---------   ---------
  Net cash provided by operating activities                   60.8        43.4

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property                                      (78.0)      (61.1)
  Proceeds from sale of property                               0.9         1.5
  Proceeds from sale of businesses                            14.8        80.0
  Payments made in connection with acquisitions
    net of cash acquired                                    (105.3)       (3.6)
                                                         ---------   ---------
  Net cash (used) provided by investing activities          (167.6)       16.8

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt                 224.2        (1.1)
  Proceeds from issuance of long-term debt                    20.0        39.0
  Repayment of long-term debt and capital
    lease obligations                                       (137.0)      (51.8)
  Proceeds from issuance of capital stock                      7.7         1.8
  Purchases of treasury stock                                 (0.1)      (10.4)
  Dividends                                                  (29.0)      (32.3)
                                                         ---------   ---------
  Net cash (used) provided by financing activities            85.8       (54.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (0.6)        1.5
                                                         ---------   ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (21.6)        6.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                60.3        35.8
                                                         ---------   ---------

CASH AND CASH EQUIVALENTS AT JUNE 30                     $    38.7   $     42.7
                                                         =========   =========

Supplemental Cash Flow Information:
  Income taxes paid                                      $    11.3   $    11.1
                                                         =========   =========
  Interest paid, net of amounts capitalized              $    20.0   $    23.5
                                                         =========   =========
  Contribution of common stock to pension trust          $    30.0
                                                         =========

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company (BFGoodrich or Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be achieved for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The number of shares and per share information throughout this Form 10-Q have been restated to reflect the impact of the two-for-one common stock split effected in the first quarter this year.


Note  B:  INVENTORY  -  Inventories  included  in  the  accompanying   condensed
consolidated balance sheet consist of:

                                          (Dollars in Millions)
                                        June 30,        December 31,
                                          1996              1995
                                     -------------      ------------
    FIFO or average cost
     (which approximates
      current costs):
      Finished Products               $ 192.8               $ 186.2
      In Process                        132.8                 114.0
      Raw Materials & Supplies          157.9                 154.3
                                        -----                 -----
                                        483.5                 454.5
    Reserve to reduce certain
      inventories to LIFO               (63.1)                (64.4)
                                        -----                 ------

    Total                             $ 420.4               $ 390.1
                                        =====                 =====



Note C: DEBT - During the first six months of 1996, the Company issued under its existing shelf registration $20 million of 7.5 percent fixed-rate non-callable MTN notes, due in 2026.

Note D: ACQUISITIONS AND DIVESTITURES - During the second quarter of 1996, the Company's Specialty Chemicals segment acquired five businesses for an aggregate purchase price of approximately $105 million, which includes approximately $87 million of goodwill.

Four of the acquisitions are part of the Specialty Additives Group and one acquisition is part of the Specialty Plastics Group. One of the businesses acquired is a European-based supplier of emulsions and polymers for use in paint and coatings for textiles, paper, graphic arts and industrial applications. Two of the acquisitions represent product lines consisting of water-borne acrylic resins and coatings and additives used in the graphic arts industry. The fourth acquisition consists of water-based textile coatings and packaging adhesive product lines. The remaining acquisition, a supplier of anti-static compounds, is part of the Specialty Plastics Group.

Goodwill is being amortized using the straight-line method over 20 years for the four Specialty Additives acquisitions, and over 10 years for the Specialty Plastics acquisition. These acquisitions were accounted for by the purchase method of accounting. Their results of operations have been included in the consolidated financial statements since the dates of acquisition.

During the second quarter of 1996, the Company sold its adhesives business for $14.8 million resulting in a pretax gain of $6.4 million, or $4.1 million on an after-tax basis. The adhesives business represented approximately 2 percent of the Specialty Chemicals segment's 1995 sales.


Note E: CAPITAL STOCK - During the first six months of 1996, 392,861 shares of authorized but previously unissued shares of common stock were issued under an employee compensation plan. Also, on May 1, 1996, 754,717 shares of authorized but previously unissued shares of common stock were issued and contributed to the Company's wage and salary pension plans. In addition, 10,400 shares of treasury stock were issued under a stock award plan and 20,600 unearned shares under this plan were forfeited and returned to treasury stock. Also, purchases of 38,069 shares of treasury stock were made.


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

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with 43 sites, most of which related to previously discontinued businesses. The Company believes it may have continuing liability with respect to not more than 26 sites.

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

BFGoodrich and Westlake Monomers Corporation ("Westlake") have entered into a definitive purchase agreement as of June 20, 1996, whereby Westlake will acquire the Calvert City chlor-alkali and olefins facilities ("Facilities") at the February 15, 1993 fair market value of approximately $170.0 million, subject to certain adjustments, as determined by an independent appraiser. Westlake has the right to terminate the agreement on or before August 19, 1996; otherwise the closing is scheduled for August 21, 1996. As of June 30, 1996, the book value of the net assets of the Facilities was approximately $51 million. In addition, Westlake alleges that, pursuant to the Right of First Refusal, it is entitled to approximately $350 million for lost profits and opportunity costs due to alleged inability to integrate and expand its current operations fully, plus interest and attorney fees. BFGoodrich denies that Westlake is entitled to purchase the Facilities pursuant to the Right of First Refusal and further denies that Westlake is entitled to any recovery. If Westlake elects to terminate the purchase agreement, it has agreed to release any claim for damages. The proceedings are currently in arbitration. The decision of the arbitrator is expected to be revealed at the closing.


Note G: OTHER - The Company recognized a pretax charge of $4.0 million ($2.6 million after tax) in the first quarter of 1996 for a voluntary early retirement program for eligible employees of the Specialty Plastics and Specialty Additives Groups.

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  POSITION AND RESULTS OF OPERATIONS
                  ----------------------------------

         COMPARISON OF THE SECOND QUARTER AND FIRST HALF OF 1996
             TO THE SECOND QUARTER AND FIRST HALF OF 1995
             --------------------------------------------


                             TOTAL COMPANY
                             -------------

Sales in the second quarter of 1996 increased to $646.1 million, or 8 percent over the same period of 1995, largely due to volume growth in the Aerospace and Specialty Chemicals segments, complemented by higher prices in the Specialty Chemicals segment. Excluding acquisitions and divestitures, sales increased 7 percent.

Sales in the first six months of 1996 increased to $1,250.6 million, or 5 percent over the corresponding period of 1995 for the same reasons as the second quarter. Excluding acquisitions and divestitures, sales increased 7 percent.

Cost of sales as a percent of sales in the second quarter of 1996 compared to the same period of 1995 declined by 0.4 percentage points largely due to higher sales, and lower raw material costs in the Specialty Chemicals segment. Total cost of sales increased to $437.1 million in the second quarter of 1996 from $409.2 million in the same period of 1995, largely reflecting internal sales growth.

Cost of sales as a percent of sales for the first half of 1996 declined by 0.7 percentage points for the same reasons as the second quarter. Total cost of sales increased from $825.3 million in 1995 to $855.3 million in 1996, principally due to internal sales growth.

Selling and administrative expenses as a percent of sales for the second quarter of 1996 remained virtually unchanged compared to the corresponding period of 1995. Selling and administrative expenses were $136.6 million for the second quarter of 1996 compared to $124.7 million for the corresponding period last year. The increase reflects several contributing factors. Selling and administrative expenses for the first six months of 1995 were favorably impacted by certain adjustments (see Note G). In 1996, selling and administrative expenses reflect higher compensation expense for various employee compensation plans that are based on the Company's stock price which was considerably higher during the first half of 1996 than the first half of 1995. In addition, higher costs were incurred in 1996 to support the Company's expansion efforts, particularly in Europe.

Selling and administrative expenses as a percent of sales for the first half of 1996 also remained virtually unchanged compared to the same period last year. Selling and administrative expenses were $268.9 million for the first half of 1996 compared to $255.1 million for the same period in 1995. The increase occurred for the same reasons as the second quarter.

The stock contribution to the Company's pension plans in May 1996, discussed in Note E, resulted in these pension plans being fully funded on an accumulated benefit obligation basis at June 30, 1996. The stock contribution is also expected to decrease pension expense.

Net income of $37.9 million for the second quarter of 1996 included a $4.1 million after-tax gain on the sale of the Company's adhesives business. Net income of $44.3 million for the second quarter of 1995 included an after-tax gain of $12.5 million from an insurance recovery, a $3.0 million after-tax gain on the sale of Arrowhead, and a $1.9 million after-tax charge for a voluntary early retirement program. In addition to the above, net income for the first six months of 1996 included a $2.6 million after-tax charge for a voluntary early retirement program.


                                SEGMENT ANALYSIS
                                ----------------


                                 Three Months Ended June 30,         Six Months Ended June 30,
(Dollars in Millions)                1996           1995              1996              1995
- ----------------------------------------------------------------------------------------------
Sales:
   Aerospace                       $303.0          $284.4           $  610.0        $  561.0
   Specialty Chemicals              299.0           272.5              563.3           534.0
                                   ------          ------           --------        --------
   Total Reportable Segments        602.0           556.9            1,173.3         1,095.0
   Other Operations                  44.1            43.7               77.3            99.6
                                   ------          ------           --------        --------
      Total                        $646.1          $600.6           $1,250.6        $1,194.6
- --------------------------------------------------------------------------------------------
Operating Income:
   Aerospace                       $ 39.9         $ 37.4            $   79.1        $   65.2
   Specialty Chemicals               35.8           26.3                54.5            38.3
                                   ------         ------            --------        --------
   Total Reportable Segments         75.7           63.7               133.6           103.5
   Other Operations                   8.4           14.6                13.1            34.0
   Corporate                        (11.7)         (14.7)              (24.3)          (26.4)
                                   ------         ------            --------        --------
      Total                        $ 72.4         $ 63.6            $  122.4        $  111.1
- --------------------------------------------------------------------------------------------

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

Aerospace
- ---------

Sales by Group (in millions)
                                     Three Months Ended June 30,      Six Months Ended June 30,
                                         1996          1995              1996         1995
- ----------------------------------------------------------------------------------------------
Landing Systems                       $  82.8        $  77.4           $ 170.4       $ 157.6
Sensors and Integrated Systems           80.2           72.9             153.3         143.5
Safety Systems                           52.9           54.7             110.3         107.8
MRO                                      87.1           79.4             176.0         152.1
- ----------------------------------------------------------------------------------------------
TOTAL                                 $ 303.0        $ 284.4           $ 610.0       $ 561.0
- ----------------------------------------------------------------------------------------------


Second Quarter 1996 Versus Second Quarter 1995
- ----------------------------------------------

The Aerospace segment achieved sales of $303.0 million in the second quarter of 1996, an increase of 7 percent compared to the same period in 1995. Continued strength in the segment's airline maintenance, repair and overhaul services businesses and Landing Systems Group, as well as strong aircraft sensor demand fueled the growth.

The sales growth in the Landing Systems Group reflects continued higher after-market demand for landing gear, wheels and brakes. Sales growth for wheels and brakes was particularly evident for the B-747 and A320/330 commercial aircraft programs and for various Cessna programs serving the business aircraft market.

The Sensors and Integrated Systems Group sales increased due to stronger demand for commercial aircraft sensors and higher airline retrofits of flight actuators and fuel management systems.

The Safety Systems Group sales declined modestly in the second quarter of 1996. The decline reflects the unusually high demand for deicing products in 1995 by regional commuter airlines as a result of commuter airlines accelerating the retrofitting of deicing systems in response to certain aviation safety issues. Demand for deicing products in 1996 has returned to more historical levels. Sales of a new weather detection product introduced in 1996 partially offset the lower deicing sales.

Continued strong demand for all MRO Group services produced significant sales growth over second quarter 1995 levels. The sales growth reflects the market's strong demand for Aerospace's comprehensive MRO capabilities.

Aerospace segment operating income of $39.9 million represents an increase of 7 percent over 1995. The increase reflects higher sales in 1996 and improved margins resulting from the successful implementation of productivity and cost containment initiatives, primarily in the Landing Systems and MRO Groups.


First Half of 1996 Versus First Half of 1995
- --------------------------------------------

Sales of the Aerospace segment increased 9 percent in 1996, to $610.0 million.

The Landing Systems, Sensors and Integrated Systems and MRO Groups experienced sales increases over 1995 for the same reasons discussed in the second quarter comparison. The Safety Systems Group experienced a modest sales increase for the year-to-date period compared to the same period of 1995, despite a sales decrease for the second quarter of 1996. The 1996 first half results reflect higher demand for collision avoidance systems and aircraft lighting products which offset the lower demand for deicing products in 1996.

Operating income increased appreciably in 1996 compared to the same period of 1995 for the same reasons affecting the second quarter of 1996.

Specialty Chemicals
- -------------------

Sales by Group (in millions)
                                  Three Months Ended June 30,        Six Months Ended June 30,
                                      1996            1995              1996           1995
- ---------------------------------------------------------------------------------------------
Specialty Plastics                 $  71.0         $  61.3            $ 142.7         $ 125.6
Specialty Additives                  132.2           113.5              251.5           229.5
Sealants, Coatings & Adhesives        95.8            94.2              169.1           163.9
Water Systems and Services *             -            3.5                   -            15.0
- ---------------------------------------------------------------------------------------------
TOTAL                              $ 299.0         $ 272.5            $ 563.3         $ 534.0
- ---------------------------------------------------------------------------------------------

* Divested in May 1995


Second Quarter 1996 Versus Second Quarter 1995
- ----------------------------------------------

The Specialty Chemicals segment achieved sales of $299.0 million in the second quarter of 1996 representing a 10 percent increase over the comparable period of 1995. Excluding acquisitions and divestitures, sales for the segment increased by 9 percent.

The Specialty Plastics Group's 16 percent sales increase in 1996 principally reflects higher volumes for the Group's high-heat-resistant plastics, demand for which has been particularly strong in the U.S. Higher prices and a favorable sales mix more than offset the effect of a modest decline in volumes for the Group's thermoplastic polyurethane products. The Group's second quarter acquisition occurred at the end of the quarter.

The Specialty Additives Group achieved a 6 percent increase in sales over the 1995 second quarter, excluding the contribution from acquisitions. The sales increase largely reflects higher volumes for all major product lines. Higher prices for the Group's emulsions products complimented the sales volume increase.

The Sealants, Coatings and Adhesives Group realized an 8 percent sales increase in the second quarter of 1996 after excluding the divestiture of the adhesives business, which occurred at the beginning of the second quarter this year. The increase largely reflects higher sales of roofing products and roofing services in the U.S., and higher sales of sealant products, primarily in North America.

The segment's operating income increased by 36 percent in the second quarter of 1996, to $35.8 million. Excluding acquisitions and divestitures, operating income for the Specialty

Chemicals segment increased by 30 percent. The increase reflects margin improvement attributable to higher sales volumes, higher prices and lower raw material and operating costs. During the second quarter of 1995, the segment experienced significantly higher raw material costs for the Specialty Plastics and Specialty Additives Groups, which had a significant adverse effect on operating income in that quarter.


First Half of 1996 Versus First Half of 1995
- --------------------------------------------

Sales of the Specialty Chemicals segment increased by 11 percent in the first six months of 1996 compared to the same period last year, excluding the effects of acquisitions and divestitures.

Sales increases in the segment's three business groups were attributable to the same factors as the second quarter comparison discussed above. Excluding acquisitions, the Specialty Additives Group experienced a 4 percent sales increase over the first half of 1995. Excluding the divestiture of the adhesives business, sales of the Sealants, Coatings and Adhesives Group increased by 7 percent over the same period last year.

Operating income for the Specialty Chemicals segment increased by 42 percent in the first half of 1996, to $54.5 million, which includes a $4.0 million charge for a voluntary early retirement program during the first quarter this year. Excluding acquisitions and divestitures, operating income for the Specialty
Chemicals segment remained the same. This improvement occurred for the same reasons affecting the second quarter of 1996.



                              OTHER OPERATIONS
                              ----------------

Chlor-Alkali & Olefins
- ----------------------

Second quarter 1996 sales were $44.1 million compared to $43.7 million for the same period last year. Operating income decreased from $14.6 million in the second quarter of 1995 to $8.4 million in 1996. The decrease in operating income resulted from price reductions in ethylene, propylene, chlorine and caustic products, reflective of the cyclical nature of that industry. Sales and operating income during the second quarter of 1995 were negatively impacted as a result of a scheduled manufacturing shutdown which lasted about two weeks.

Sales for the first half of 1996 were $77.3 million compared to $99.6 million for the first half of 1995. Operating income for the first half of 1996 was $13.1 million compared to $34.0 million for the same period last year. The decreases in sales and operating income resulted from price and volume reductions across all product lines.

                                   CORPORATE
                                   ---------

Second quarter 1996 Corporate expenses decreased to $11.7 million compared to $14.7 million in the same period last year. The 1995 amount includes a $3.1 million charge for a voluntary early retirement program.

Corporate expenses for the first half of 1996 were $24.3 million compared to $26.4 million for the same period last year. Excluding the $3.1 million charge in 1995, Corporate expenses increased $1.0 million in the first half of 1996. This increase is largely attributable to various employee compensation plans that are based on the Company's stock price which was considerably higher during the first half of 1996 than the first half of 1995.



                            INTEREST EXPENSE/INCOME
                            -----------------------

Second quarter 1996 interest expense decreased 19 percent to $9.6 million compared to the same period in 1995. Interest expense for the first half of 1996 decreased by 17 percent to $20.2 million compared to the first half of 1995. These reductions were largely due to higher levels of capitalized interest in 1996. Interest income for the second quarter and first half of last year included $1.0 million of interest received from an insurance settlement related to past environmental remediation costs incurred by the Company.



                            OTHER INCOME(EXPENSE)-NET
                            -------------------------

Other income(expense)-net for the second quarter of 1996 included a $6.4 million pretax gain on the sale of the adhesives business. The 1995 second quarter result includes a $19.1 million pretax insurance recovery and a $5.0 million pretax gain on the sale of Arrowhead.



                                 INCOME TAXES
                                 ------------

For the second quarter of 1996, an income tax provision of $23.6 million was recorded on pretax income of $64.2 million, an effective tax rate of 36.8 percent. For the same period last year, an income tax provision of $28.0 million was recorded on pretax income of $72.3 million, an effective tax rate of 38.7 percent. For the first half of 1996, an income tax provision of $36.7 million was recorded on pretax income of $99.8 million, an effective rate of 36.8 percent. For the same period last year, an income tax provision of $39.0 million was recorded on pretax income of $100.9 million, an effective rate of 38.7 percent. The lower effective tax rate in 1996 reflects the tax benefit of the Company's QUIPS issued in July 1995, the distributions on which are tax deductible. For each year, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.



                           CAPITAL RESOURCES AND LIQUIDITY
                           -------------------------------

Current assets less current liabilities decreased by approximately $151 million from December 31, 1995 to June 30, 1996. This decrease reflects higher debt levels to finance the Company's recent acquisitions and the higher working capital usage by the Company's businesses during the first half of the year. The Company's current ratio decreased from 1.6X at December 31, 1995 to 1.3X at June 30, 1996. The quick ratio also decreased from .76X at December 31, 1995 to .58X at June 30, 1996. The Company expects to have cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995) to satisfy its operating requirements, capital spending programs and to finance growth opportunities as they arise.

In May 1996, the Company increased the limit under its shelf registration to $300 million for the MTN program.

The Company's debt-to-capitalization ratio of 36.3 percent at June 30, 1996 compared with 33.9 percent at December 31, 1995, is in line with the Company's long-term target range of 35 to 40 percent.

Cash Flows
- ----------

Cash flow from operating activities in the first half of 1996 was approximately $17 million more than the same period last year, largely due to less working capital usage in the first half of 1996. Operating working capital (defined as accounts receivable plus pre-LIFO inventory less accounts payable) increased from $617.6 million at the end of 1995 to $670.7 million at June 30, 1996. Average operating working capital as a percent of sales was 25.9 percent for the first half of 1996, compared to a ratio of 25.4 percent for the same period last year. The Company is pursuing initiatives to reduce the investment in operating working capital. The Company expects to generate positive cash flow in 1996 after satisfying capital expenditures and payment of dividends, but excluding the effects of acquisitions and divestitures.

Part II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

BFGoodrich and Westlake Monomers Corporation ("Westlake") have entered into a definitive purchase agreement as of June 20, 1996, whereby Westlake will acquire the Calvert City chlor-alkali and olefins facilities ("Facilities") at the February 15, 1993 fair market value of approximately $170.0 million, subject to certain adjustments, as determined by an independent appraiser. Westlake has the right to terminate the agreement on or before August 19, 1996; otherwise the closing is scheduled for August 21, 1996. In the arbitration proceeding, Westlake is alleging it is entitled to lost profits from the Facilities and lost profits and opportunity costs due to alleged inability to expand and modernize certain operations of up to approximately $350 million, plus interest and attorney fees. BFGoodrich denies that Westlake is entitled to purchase the Facilities pursuant to the Right of First Refusal and further denies that Westlake is entitled to any recovery. If Westlake elects to terminate the purchase agreement, it has agreed to release any claim for damages. If Westlake and BFGoodrich conclude the transfer of the Facilities, the decision of the arbitrator is expected to be revealed at the closing. Whether Westlake terminates the agreement or proceeds with the purchase, Westlake and BFGoodrich generally have agreed to release all known disputes between them.

In 1991, the Company agreed to participate in the U.S. Environmental Protection Agency Compliance Audit Program ("CAP") under Section 8(e) of the Toxic Substances Control Act. That section requires reporting of information indicating a substantial risk of injury to health or the environment from a chemical substance or mixture. Under the CAP, the Company agreed to conduct an audit of its files and report any information that should have been reported previously. The total potential maximum liability of the Company and its subsidiaries under the CAP was $1 million. The EPA agreed in principle to settle all matters relating to the initial CAP agreement for the sum of $18,000.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held its Annual Meeting of Shareholders on April 15, 1996. As described in the 1996 Proxy Statement, the following actions were taken:

   - The thirteen nominees for directors were elected.

   - The appointment of Ernst & Young LLP as independent auditors for the year 1996 was ratified.

   - The reauthorization of the Company's Stock Option Plan was approved.

The votes were as follows:


For Director:

                                           Number of            Number of
                                             Shares              Shares
                                           Voted For          Vote Withheld

   Jeannette Grasselli Brown               23,182,229           110,075
   David L. Burner                         23,191,396           100,908
   George A. Davidson, Jr.                 23,193,808            98,496
   James J. Glasser                        23,191,951           100,353
   Thomas H. O'Leary                       23,183,185           109,119
   John D. Ong                             23,173,969           118,335
   Richard de J. Osborne                   23,190,123           102,181
   Joseph A. Pichler                       23,186,402           105,902
   Alfred M. Rankin, Jr.                   23,187,719           104,585
   Ian M. Ross                             23,183,402           108,902
   D. Lee Tobler                           23,186,478           105,826
   William L. Wallace                      23,193,573            98,731
   A. Thomas Young                         23,190,930           101,374


For ratification of independent auditors:

   23,076,285 shares voted for; 96,466 shares voted against; and 119,553 shares vote withheld.

For reauthorization of the Stock Option Plan:

   15,850,503 shares voted for; 5,444,570 shares voted against; and 248,797 shares vote withheld.


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


August 8, 1996                            The B.F.Goodrich Company
- --------------                            ------------------------





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