Form 10-Q
period 1996-09-30
GOODRICH B F CO
filed 1996-11-14
CIK 42542

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended               September 30, 1996

Commission file number          1-892

                             THE B.F.GOODRICH COMPANY


          NEW YORK                                   34-0252680
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


     3925 EMBASSY PARKWAY, AKRON, OHIO                44333-1799
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   330-374-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X         No
                             -------         -------


As of September 30, 1996 there were 53,682,657 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                                         THE B.F.GOODRICH COMPANY
                               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                              (Dollars in millions, except per share amounts)


                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                   -------------------------------        --------------------------------
                                                       1996              1995                  1996              1995
                                                   -------------    --------------        --------------    --------------


Sales                                              $    567.6       $     501.2           $   1,649.0       $   1,532.1
Operating Costs and Expenses:
  Cost of sales                                         403.7             348.6               1,155.8           1,074.3
  Selling and administrative expenses                   102.9              93.5                 306.8             288.2
  Restructuring costs                                     -                 -                     4.0               3.1
                                                   --------------    --------------        --------------    --------------
                                                        506.6             442.1               1,466.6           1,365.6
                                                   --------------    --------------        --------------    --------------
Operating income                                         61.0              59.1                 182.4             166.5
Interest expense                                        (11.4)            (10.7)                (31.5)            (34.5)
Interest income                                           0.3               0.6                   1.2               2.1
Other income (expense) - net                             (8.1)             (5.8)                (17.6)              6.6
                                                   --------------    --------------        --------------    --------------
Income from continuing operations before
  income taxes and Trust distributions                   41.8              43.2                 134.5             140.7
Income tax expense                                      (13.9)            (15.8)                (47.1)            (52.8)
Distributions on Trust preferred securities              (2.6)             (2.6)                 (7.9)             (2.6)
                                                   --------------    --------------        --------------    --------------
Income from continuing operations                        25.3              24.8                  79.5              85.3
Income from discontinued operations                      39.3               8.1                  42.9               9.5
                                                   --------------    --------------        --------------    --------------
Net Income                                               64.6              32.9                 122.4              94.8
Dividends and call premium on preferred stock             -                (1.7)                  -                (5.6)
                                                   --------------    --------------        --------------    --------------
Net income applicable to common stock            $       64.6       $      31.2          $      122.4       $      89.2
                                                   ==============    ==============        ==============    ==============


Earnings per share
  Continuing operations                          $       0.47       $      0.44          $       1.48       $      1.53
  Discontinued operations                                0.72              0.15                  0.79              0.18
                                                   --------------    --------------        --------------    --------------
  Net income                                     $       1.19       $      0.59          $       2.27       $      1.71
                                                   ==============    ==============        ==============    ==============

Weighted average number of common shares
  outstanding - in millions                              54.3              52.6                  53.8              52.1


Dividends paid per common share                  $      0.275       $     0.275          $      0.825       $     0.825
















See notes to condensed consolidated financial statements.

                                  THE B.F.GOODRICH COMPANY
                           CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                   (Dollars in millions)

                                                                                  September 30,              December 31,
                                                                                      1996                      1995
                                                                                ----------------          -----------------
ASSETS
Current Assets
  Cash and cash equivalents                                                     $         49.8            $          60.3
  Accounts and notes receivable, less allowances
    for doubtful receivables (September 30, 1996,
    $13.7; December 31, 1995, $11.8)                                                     407.1                      399.0
  Inventories                                                                            419.9                      390.1
  Deferred income tax assets                                                              67.9                       67.9
  Prepaid expenses and other assets                                                       33.4                       32.7
                                                                                ---------------           ----------------
          Total Current Assets                                                           978.1                      950.0
                                                                                ----------------          ----------------

Property
  Land, buildings and machinery and equipment                                          1,612.1                    1,512.7
  Allowances for depreciation and amortization                                          (706.0)                    (653.5)
                                                                                ----------------          ----------------
          Total Property                                                                 906.1                      859.2
                                                                                ----------------          ----------------

Deferred Income Tax Assets                                                                 8.2                      28.3
Goodwill                                                                                 556.4                     481.4
Identifiable Intangible Assets                                                            48.5                      51.5
Intangible Pension Asset                                                                   -                        42.6
Other Assets                                                                             174.8                      76.6
                                                                                ----------------          ----------------
                                                                                $      2,672.1            $      2,489.6
                                                                                ================          ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                                          $        199.0            $         11.3
  Accounts payable                                                                       218.7                     235.9
  Accrued expenses                                                                       248.3                     239.9
  Income taxes payable                                                                    24.1                      33.3
  Current maturities of long-term debt
    and capital lease obligations                                                         34.6                      80.3
                                                                                ----------------          ----------------
          Total Current Liabilities                                                      724.7                     600.7
                                                                                ----------------          ----------------

Long-term Debt and Capital Lease Obligations                                             381.6                     422.3
Postretirement Benefits Other Than Pensions                                              349.3                     351.9
Other Non-current Liabilities                                                             64.6                     113.9

Mandatorily Redeemable Preferred Securities of Trust                                     122.5                     122.2

Shareholders' Equity
  Common Stock - $5 par value
    Authorized 100,000,000 shares; issued 54,791,493
    shares at September 30, 1996 and 53,578,520
    shares at December 31, 1995                                                          274.0                     133.9
  Additional capital                                                                     355.9                     447.5
  Income retained in the business                                                        439.3                     360.9
  Cumulative unrealized translation adjustments                                            4.4                       9.6
  Amount related to recording minimum pension liability                                    -                       (28.8)
  Unearned portion of restricted stock awards                                            (13.1)                    (16.2)
  Common stock held in treasury, at cost (1,108,836
    shares at September 30, 1996 And 1,045,136 shares
    at December 31, 1995)                                                                (31.1)                    (28.3)
                                                                                ----------------          ----------------
          Total Shareholders' Equity                                                   1,029.4                     878.6
                                                                                ----------------          ----------------
                                                                                $      2,672.1            $      2,489.6
                                                                                ================          ================

See notes to condensed consolidated financial statements.

                                  THE B.F.GOODRICH COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                    (Dollars in millions)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                            -----------------------------------
                                                                                                 1996                1995
                                                                                            ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                                 $     122.4         $      94.8
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                                  89.3                86.8
    Deferred income taxes                                                                          21.0                19.6
    Gain on sales of businesses                                                                    (6.4)               (5.0)
    Change in assets and liabilities, net of effects
       of acquisitions and dispositions of businesses:
       Receivables                                                                                  4.8               (30.2)
       Inventories                                                                                (22.8)              (31.5)
       Other current assets                                                                         1.2                 1.0
       Accounts payable                                                                           (29.2)              (25.1)
       Accrued expenses                                                                             6.1                (5.3)
       Income taxes payable                                                                        (8.3)               17.7
       Other non-current assets and liabilities                                                   (33.2)              (40.9)
                                                                                           ---------------      ----------------
  Net cash provided by operating activities                                                       144.9                81.9

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property                                                                          (120.3)              (93.9)
  Proceeds from sale of property                                                                    4.3                 2.0
  Proceeds from sale of businesses                                                                 14.8                80.0
  Payments made in connection with acquisitions
    net of cash acquired                                                                         (105.8)              (10.4)
                                                                                          ----------------     -----------------
  Net cash used by investing activities                                                          (207.0)              (22.3)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short-term debt                                                                 186.5                10.1
  Proceeds from issuance of long-term debt                                                         50.0                39.0
  Repayment of long-term debt and capital lease obligations                                      (141.4)              (55.8)
  Proceeds from issuance of capital stock                                                           8.9                11.0
  Proceeds from issuance of quarterly income preferred
    securities from trust, net of issuance costs                                                     -                122.1
  Purchases of treasury stock                                                                      (0.1)              (33.3)
  Dividends                                                                                       (43.7)              (47.1)
  Distributions on quarterly income preferred securities                                           (7.9)                -
  Retirement of preferred stock                                                                     -                 (88.3)
                                                                                           ----------------     ----------------
  Net cash provided (used) by financing activities                                                 52.3               (42.3)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            (0.7)                0.8
                                                                                           ----------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (10.5)               18.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     60.3                35.8
                                                                                           ----------------    ---------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                                  $       49.8        $       53.9
                                                                                           ================    ===============

Supplemental Cash Flow Information:
  Income taxes paid                                                                        $       25.5        $       18.4
                                                                                           ================    ===============
  Interest paid, net of amounts capitalized                                                $       35.1        $       37.7
                                                                                           ================    ===============
  Contribution of common stock to pension trust                                            $       30.0
                                                                                           ================


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note A:   BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION -
The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company ("BFGoodrich" or "the Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be achieved for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The number of shares and per share information throughout this Form 10-Q have been restated to reflect the impact of the two-for-one common stock split effected in the first quarter this year.


Note  B:  INVENTORY  -  Inventories  included  in  the  accompanying   condensed
consolidated balance sheet consist of:

                                                     (Dollars in Millions)
                                                --------------------------------
                                                September 30,       December 31,
                                                    1996                1995
                                                -------------       ------------

   FIFO or average cost
     (which approximates
      current costs):
      Finished Products                             $ 201.5           $ 186.2
      In Process                                      131.0             114.0
      Raw Materials & Supplies                        154.1             154.3
                                                      -----             -----
                                                      486.6             454.5
    Reserve to reduce certain
      inventories to LIFO                             (66.7)            (64.4)
                                                      -----             ------

    Total                                           $ 419.9           $ 390.1
                                                      =====             =====



Note C: DEBT - During the first nine months of 1996, the Company issued under its existing shelf registration $20 million of 7.5 percent fixed-rate non-callable MTN notes, due in 2026. The Company also borrowed $30 million from a line of credit, due in 2001. Interest is fixed at 7.24 percent for the first year. Interest for the remaining four years is based on LIBOR plus 18 basis points.

Note D: DISCONTINUED OPERATIONS - In October 1996, the Company entered into an agreement to sell Tremco Autobody Technologies, Inc. for approximately $7 million (consummated in November 1996 with a pretax gain of approximately $1.8 million, subject to post-closing adjustments) and on October 21, 1996 the Company entered into a definitive agreement to sell Tremco Incorporated ("Tremco"), its wholly owned subsidiary, to RPM, Inc. The operations of Tremco, Tremco Autobody Technologies, Inc. and an adhesives business that was disposed of early in the second quarter of 1996 represents the Sealants, Coatings and Adhesives ("SC&A") Group of the Company. The disposition of the SC&A Group represents the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the consolidated statement of income has been restated to reflect the SC&A Group as a discontinued operation. The sale of Tremco is expected to close during the first quarter of 1997 and will result in a gain. A summary of the operations of the SC&A Group for the periods presented follows. Discontinued operations for the three and nine months ended September 30, 1996 also include a $30 million, or $.55 per share, non-cash adjustment to the gain calculation of a business previously divested and reported as discontinued operations in 1993.


                                Three Months Ended September 30,     Nine Months Ended September 30,

                                      1996           1995                1996           1995
                                      ----           ----                ----           ----

Sales                                $109.4        $104.8               $278.6         $268.5
                                  ===================================================================

Pretax Income from operations         $16.8         $13.5                $17.5          $16.9
Gain on sale of business                -             -                    6.4            -
Income tax expense                     (7.5)         (5.4)               (11.0)          (7.4)
                                  -------------------------------------------------------------------
Net income from operations              9.3           8.1                 12.9            9.5
Adjustment to gain of 1993
   discontinued operations             30.0            -                  30.0            -
                                  -------------------------------------------------------------------

Income from discontinued
   operations                         $39.3         $ 8.1                $42.9          $ 9.5
                                  ===================================================================


Included in the September 30, 1996 consolidated balance sheet are assets of $237.9 million and liabilities of $106.8 million related to discontinued operations.

Note E: ACQUISITIONS - During the second quarter of 1996, the Company's Specialty Chemicals Segment acquired five businesses for cash consideration of approximately $106 million. The aggregate purchase price includes approximately $87 million of goodwill. The purchase price allocations have been based on preliminary estimates, which may be revised at a later date.

Four of the acquisitions are part of the Specialty Additives Group and one acquisition is part of the Specialty Plastics Group. One of the businesses acquired is a European-based supplier of emulsions and polymers for use in paint and coatings for textiles, paper, graphic arts and industrial applications. Two of the acquisitions represent product lines consisting of water-borne acrylic resins and coatings and additives used in the graphic arts industry. The fourth acquisition consists of water-based textile coatings product lines. The remaining acquisition, a supplier of anti-static compounds, is part of the Specialty Plastics Group.

Goodwill is being amortized using the straight-line method over 20 years for the four Specialty Additives acquisitions, and over 10 years for the Specialty Plastics acquisition. These acquisitions were accounted for by the purchase method of accounting. Their results of operations have been included in the consolidated financial statements since their respective dates of acquisition.

Note F: CAPITAL STOCK - During the first nine months of 1996, 458,256 shares of authorized but previously unissued shares of common stock were issued under an employee compensation plan. Also, on May 1, 1996, 754,717 shares of authorized but previously unissued shares of common stock were issued and contributed to the Company's wage and salary pension plans. In addition, 22,500 shares of treasury stock were issued under a stock award plan and 41,200 unearned shares under this plan were forfeited and returned to treasury stock. Also, purchases of 45,000 shares of treasury stock were made.

Note G: CONTINGENCIES - There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved from time to time in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with 31 sites, most of which related to previously discontinued businesses. The Company believes it may have continuing liability with respect to not more than 14 sites.

A significant portion of accrued environmental liabilities is in connection with six sites, five of which relate to businesses previously discontinued. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to the five previously discontinued sites, the Company's maximum percentage share of the ultimate remediation costs is fixed. Three of the five sites are in the design or construction phases and two sites are essentially in the operation and maintenance phase; and, as a result, the remediation plan is generally known. While reasonable estimates of the ultimate completion cost can be made, the final cost at completion can vary significantly as a result of changes made during the construction phase and changed regulatory agency requirements, all of which are difficult to predict. With respect to the sixth site, the investigation and determination of remedial alternatives is just beginning, and it is not currently possible to determine the total cost of remediation or the Company's share of those future costs. Management believes that it is reasonably possible that additional environmental costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

The Company's chlor-alkali & olefins facilities ("Facilities") in Calvert City, Kentucky, have been the subject of a lawsuit and subsequent arbitration that Westlake Monomers Corporation ("Westlake") initiated in 1993 seeking up to $350 million in damages. In August 1996, Westlake exercised its right to terminate an agreement to purchase the Facilities. Westlake's decision not to purchase the Facilities had the effect of terminating all of its claims in the lawsuit and arbitration.


Note H: INCOME TAXES - The effective tax rate for the third quarter of 1996 was lower than the federal statutory rate principally due to lower taxes on consolidated foreign subsidiaries. For the 1995 periods presented, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.


Note I: OTHER - The Company recognized a pretax charge of $4.0 million ($2.6 million after tax) in the first quarter of 1996 for a voluntary early retirement program for eligible employees of the Specialty Plastics and Specialty Additives Groups.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS
                       ----------------------------------

          COMPARISON OF THE THIRD QUARTER AND FIRST NINE MONTHS OF 1996
               TO THE THIRD QUARTER AND FIRST NINE MONTHS OF 1995
               --------------------------------------------------


                                  TOTAL COMPANY
                                  -------------

In the third quarter of 1996, the Sealants, Coatings and Adhesives ("SC&A") Group has been reported as a discontinued operation. The following discussion and analysis excludes the results of the SC&A Group, unless otherwise stated.

Sales in the third quarter of 1996 increased to $567.6 million, or 13 percent over the same period of 1995, largely due to volume growth in the Aerospace and Specialty Chemicals segments, complemented by higher prices and acquisitions in the Specialty Chemicals segment. Excluding acquisitions and divestitures, sales increased 9 percent.

Sales in the first nine months of 1996 increased to $1,649.0 million, or 8 percent over the corresponding period of 1995 for the same reasons as in the third quarter comparison. Excluding acquisitions and divestitures, sales increased 6 percent.

Cost of sales as a percent of sales in the third quarter of 1996 compared to the same period of 1995 increased by 1.6 percentage points largely due to reduced margins in the Aerospace Segment and the Company's chlor-alkali and olefins business (see Segment Analysis). Total cost of sales increased to $403.7 million in the third quarter of 1996 from $348.6 million in the same period of 1995, largely reflecting internal sales growth.

Cost of sales as a percent of sales for the first nine months of 1996 remained unchanged compared to the same period last year. Total cost of sales increased from $1,074.3 million in 1995 to $1,155.8 million in 1996, principally due to internal sales growth.

Selling and administrative expenses as a percent of sales for the third quarter of 1996 declined by 0.5 percentage points compared to the corresponding period of 1995. Selling and administrative expenses were $102.9 million for the third quarter of 1996 compared to $93.5 million for the corresponding period last year. The dollar amount increase reflects increased variable costs due to higher sales, and the selling and administrative costs associated with acquired businesses and expansion efforts in Europe. In addition, 1996 selling and administrative expenses reflect higher compensation expense for various employee compensation plans that are based on the Company's stock price which was considerably higher during 1996 than 1995.

Selling and administrative expenses as a percent of sales for the first nine months of 1996 remained virtually unchanged compared to the same period last year. Selling and administrative expenses were $306.8 million for the first nine months of 1996 compared to $288.2 million for the same period in 1995. The increase occurred for the same reasons as the third quarter.

Net income for the third quarter of 1996 and 1995 included $39.3 million and $8.1 million, respectively, of income from discontinued operations. Net income for the first nine months of 1996 included $42.9 million of income from discontinued operations and a $2.6 million after-tax charge for a voluntary early retirement program. Net income of $94.8 million for the first nine months of 1995 included an after-tax gain of $12.5 million from an insurance recovery, a $3.0 million after-tax gain on the sale of Arrowhead, a $1.9 million after-tax charge for a voluntary early retirement program and $9.5 million of income from discontinued operations.


                                SEGMENT ANALYSIS
                                ----------------


                                      Three Months Ended September 30,      Nine Months Ended September 30,
(Dollars in Millions)                    1996              1995                  1996                1995
-----------------------------------------------------------------------------------------------------------
Sales:
   Aerospace                            $310.7             $286.7             $   920.7          $   847.7
   Specialty Chemicals                   217.5              166.4                 611.6              536.7
                                        ------             ------              --------           --------
   Total Reportable Segments             528.2              453.1               1,532.3            1,384.4
   Other Operations                       39.4               48.1                 116.7              147.7
                                        ------             ------              --------           --------
      Total                             $567.6             $501.2              $1,649.0           $1,532.1
----------------------------------------------------------------------------------------------------------
Operating Income:
   Aerospace                            $ 38.0             $ 40.4              $  117.1           $  105.6
   Specialty Chemicals                    30.8               18.7                  84.3               53.3
                                        ------             ------                ------             ------
   Total Reportable Segments              68.8               59.1                 201.4              158.9
   Other Operations                        7.1               13.7                  20.2               47.7
   Corporate                             (14.9)             (13.7)                (39.2)             (40.1)
                                        ------             ------                ------             ------
      Total                             $ 61.0             $ 59.1               $ 182.4            $ 166.5
----------------------------------------------------------------------------------------------------------


The Company's  operations are classified into two reportable  business segments:
BFGoodrich Aerospace ("Aerospace") and BFGoodrich Specialty Chemicals ("Specialty Chemicals"). Aerospace consists of three business groups: Landing Systems; Sensors and Integrated Systems; and Maintenance, Repair and Overhaul ("MRO"). They serve commercial, military, regional, business and general aviation markets. Specialty Chemicals consists of two business groups: Specialty Additives and Specialty Plastics. They serve various markets, such as personal care, pharmaceuticals, printing, textiles and automotive.

In the third quarter of 1996, the Aerospace Segment was reconfigured from four business groups to three business groups to reflect changes in the management structure of the segment. As a result, the Safety Systems Group has been eliminated. The Evacuation Systems Division is now part of the Landing Systems

Group, and the remaining divisions from the Safety Systems Group are now part of the Sensors and Integrated Systems Group. Comparative segment data has been restated to reflect this change.

Other  Operations  represents  the  manufacture  of  chlor-alkali  and  olefins.
Corporate includes general corporate administrative costs and Advanced Technology Group research expenses. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment. Intersegment eliminations are included in Corporate and are not significant in any period.

An expanded analysis of sales and operating income by business segment follows.

Aerospace
---------

Sales by Group (in millions)
                                Three Months Ended September 30,    Nine Months Ended September 30,

                                     1996         1995                  1996            1995
---------------------------------------------------------------------------------------------------
Landing Systems                     $106.6       $ 92.6                $302.6           $275.6
Sensors and Integrated Systems       118.3        114.4                 356.3            340.3
MRO                                   85.8         79.7                 261.8            231.8
---------------------------------------------------------------------------------------------------
TOTAL                               $310.7       $286.7                $920.7           $847.7
---------------------------------------------------------------------------------------------------


Third Quarter 1996 Versus Third Quarter 1995
--------------------------------------------

The Aerospace Segment achieved sales of $310.7 million in the third quarter of 1996, an increase of 8 percent compared to the same period in 1995. Continued strong demand in the segment's airline maintenance, repair and overhaul services businesses and landing systems businesses fueled the growth.

The sales growth in the Landing Systems Group reflects continued higher aftermarket demand for wheels and brakes and growing demand from The Boeing Company ("Boeing") for landing gear for the new B747-400. Aftermarket sales growth for wheels and brakes was particularly evident for B747, A320 and A330/340 commercial aircraft.

The Sensors and Integrated Systems Group sales increased principally due to stronger demand for commercial aircraft sensors and higher airline retrofits of flight actuators.

Continued strong demand for all MRO Group services produced sales growth over third quarter 1995 levels. The sales growth reflects the market's continued strong demand for Aerospace's comprehensive MRO capabilities.

Aerospace Segment operating income of $38.0 million represents a decrease of 6 percent from

1995, despite an 8 percent increase in sales. Operating margins were negatively affected largely due to labor issues at the Company's airframe maintenance, repair and overhaul facility in Everett, Washington. Since the first quarter this year, Boeing has been aggressively recruiting several thousand skilled technicians to accommodate its growing production requirements. This has resulted in significant labor turnover in the Company's airframe business, mainly since late in the second quarter. Labor inefficiencies from training replacement workers, and higher labor costs incurred to retain the established workforce have significantly impacted the segment's operating income. Although the issues at the airframe business will continue in the fourth quarter, their effect on Aerospace Segment operating income is expected to be less significant. An unfavorable sales mix, principally in the Landing Systems businesses, also contributed to the lower operating income.


First Nine Months of 1996 Versus First Nine Months of 1995
----------------------------------------------------------

Sales of the Aerospace Segment increased 9 percent in 1996, to $920.7 million.

Sales growth in all three Groups over 1995 levels were due to the same reasons discussed in the third quarter comparison.

Total segment operating income increased appreciably in 1996 compared to the same period of 1995, largely reflecting higher sales volume. This occurred despite the adverse effect on operating income discussed in the third quarter comparison above.

Specialty Chemicals
-------------------

Sales by Group (in millions)

                              Three Months Ended September 30,       Nine Months Ended September 30,

                                    1996           1995                   1996            1995
----------------------------------------------------------------------------------------------------
Specialty Plastics                 $ 72.0        $ 59.4                  $214.6          $185.0
Specialty Additives                 145.5         107.0                   397.0           336.9
Water Systems and Services *          -             -                        -             14.8
----------------------------------------------------------------------------------------------------
TOTAL                              $217.5        $166.4                  $611.6          $536.7
----------------------------------------------------------------------------------------------------

* Divested in May 1995


Third Quarter 1996 Versus Third Quarter 1995
--------------------------------------------

The Specialty Chemicals Segment achieved sales of $217.5 million in the third quarter of 1996 representing a 31 percent increase over the comparable period of 1995. Excluding acquisitions, sales for the segment increased by 17 percent.

The Specialty Plastics Group's sales increase of 21 percent in 1996, excluding a small acquisition, principally reflects higher volumes across all product lines, especially for the Group's high-heat-resistant plastics.

The Specialty Additives Group achieved a 16 percent increase in sales over the 1995 third quarter, excluding the contribution from acquisitions. The sales increase largely reflects higher volumes for all major product lines. Higher prices for certain products complimented the sales volume increase.

The segment's operating income increased by 65 percent in the third quarter of 1996, to $30.8 million. Excluding acquisitions, operating income for the Specialty Chemicals Segment increased by approximately 50 percent. The increase is largely attributable to higher sales volumes. Higher prices and lower raw material costs also contributed to the improvement in operating income.

First Nine Months of 1996 Versus First Nine Months of 1995
----------------------------------------------------------

Sales of the Specialty  Chemicals  Segment  increased by 11 percent in the first
nine  months  of  1996  compared  to  the  same  period  last  year,   excluding
acquisitions and divestitures.

Sales increases in the segment's two business groups were attributable to the same factors as the third quarter comparison discussed above. Excluding acquisitions, the Specialty Plastics and Specialty Additives Groups achieved 16 and 8 percent sales increases, respectively, over the first nine months of 1995.

Operating income for the Specialty Chemicals Segment increased by 58 percent in the first nine months of 1996, to $84.3 million, which includes a $4.0 million charge for a voluntary early retirement program during the first quarter this year. This improvement occurred for the same reasons affecting the third quarter of 1996. Excluding acquisitions, operating income for the Specialty Chemicals Segment increased by approximately 50 percent.



                              OTHER OPERATIONS
                              ----------------

Chlor-Alkali & Olefins
----------------------

Third quarter 1996 sales were $39.4 million compared to $48.1 million for the same period last year. Operating income decreased from $13.7 million in the third quarter of 1995 to $7.1 million in 1996. The decrease in operating income resulted from lower volumes and reduced prices for ethylene, propylene and caustic products, reflective of the cyclical nature of that industry.

Sales for the first nine months of 1996 were $116.7 million compared to $147.7 million for the same period of 1995. Operating income for the first nine months of 1996 was $20.2 million compared to $47.7 million for the same period last year. The decreases in sales and operating income principally resulted from price reductions across all product lines.



                                     CORPORATE
                                     ---------

Third quarter 1996 Corporate expenses were $14.9 million compared to $13.7 million in the same period last year. The increase primarily reflects the effects of various adjustments recorded for certain employee benefit plans as a result of updated actuarial calculations. Corporate expenses for the first nine months of 1996 were $39.2 million compared to $40.1 million for the same period last year. Excluding a $3.1 million charge in 1995 for a voluntary early retirement program, Corporate expenses increased $2.2 million in the first nine months of 1996. This increase is largely attributable to various employee compensation plans that are based on the Company's stock price which was considerably higher during the first nine months of 1996 than the first nine months of 1995.

                               INTEREST EXPENSE/INCOME
                               -----------------------

Interest expense for the first nine months of 1996 decreased by 9 percent to $31.5 million compared to the first nine months of 1995 principally due to higher levels of capitalized interest in 1996. Interest income for the first nine months of last year included $1.0 million of interest received from an insurance settlement related to past environmental remediation costs incurred by the Company.



                              OTHER INCOME(EXPENSE)-NET
                              -------------------------

Other income (expense)-net for the third quarter of 1996 included a $3.5 million charge for transaction costs incurred in connection with the unsuccessful sale of the Company's chlor-alkali and olefins business to Westlake Monomers Corporation. For the year-to-date period last year, Other income(expense)-net includes a $19.1 million pretax insurance recovery and a $5.0 million pretax gain on the sale of Arrowhead.



                                     INCOME TAXES
                                     ------------

For the third quarter of 1996, an income tax provision of $13.9 million was recorded on pretax income from continuing operations of $41.8 million, an effective tax rate of 33.3 percent. For the same period last year, an income tax provision of $15.8 million was recorded on pretax income from continuing operations of $43.2 million, an effective tax rate of 36.6 percent. For the first nine months of 1996, an income tax provision of $47.1 million was recorded on pretax income from continuing operations of $134.5 million, an effective rate of 35.0 percent. For the same period last year, an income tax provision of $52.8 million was recorded on pretax income from continuing operations of $140.7 million, an effective rate of 37.5 percent. The lower effective tax rate in 1996 reflects the tax benefit of the Company's QUIPS issued in July 1995, the distributions on which are tax deductible. The effective tax rate for the third quarter of 1996 was lower than the federal statutory rate principally due to lower taxes on consolidated foreign subsidiaries. For the 1995 periods, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.



                              DISCONTINUED OPERATIONS
                              -----------------------

Results of discontinued operations in the third quarter and first nine months of 1996 includes $9.3 million and $12.9 million, respectively, of income from the SC&A Group's operations compared to $8.1 million and $9.5 million for the same periods last year. Discontinued operations for the 1996 periods also includes a $30 million, or $.55 per share, non-cash adjustment to the gain calculation of a business previously divested and reported as discontinued operations in 1993.

                            CAPITAL RESOURCES AND LIQUIDITY
                            -------------------------------

Current assets less current liabilities decreased by approximately $96 million from December 31, 1995 to September 30, 1996. This decrease reflects higher short-term debt levels, in part to finance the Company's 1996 acquisitions. The Company's current ratio decreased from 1.6X at December 31, 1995 to 1.4X at September 30, 1996. The quick ratio also decreased from .76X at December 31, 1995 to .63X at September 30, 1996. The Company expects to have positive cash flow from operations in 1996 and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995) to satisfy its operating requirements, capital spending programs and to finance growth opportunities as they arise.

In May 1996, the Company increased the limit under its shelf registration to $300 million for the MTN program.

The Company's debt-to-capitalization ratio of 34.8 percent at September 30, 1996 compared with 33.9 percent at December 31, 1995, is in line with the Company's long-term target range of 35 to 40 percent.

Cash Flows

Cash flow from operating activities in the first nine months of 1996 was $63 million more than the same period last year, largely due to less operating working capital (defined as accounts receivable plus pre-LIFO inventory less accounts payable) usage in 1996. Average operating working capital as a percent of sales, including the SC&A Group, was 25.5 percent for the first nine months of 1996, compared to a ratio of 25.9 percent for the same period last year. The Company is pursuing initiatives to reduce the investment in operating working capital. The Company expects to generate positive cash flow in 1996 after satisfying capital expenditures and payment of dividends, but excluding the effects of acquisitions and divestitures.

Part II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

See Note G in Part I of this Form 10-Q concerning the resolution of litigation and arbitration involving the Company and Westlake Monomers Corporation.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibit 11 - Statement re Computation of Per Share Earnings is filed as part of this report.

   (b)      Exhibit 27 - Financial data schedule.

   Reports on Form 8-K - The Company filed a report on Form 8-K on August 20, 1996 concerning the resolution of litigation and arbitration involving the Company and Westlake Monomers Corporation (see Note G to this Form 10-Q).

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1996                              The B.F.Goodrich Company





                                               /S/D. LEE TOBLER
                                               ----------------------------
                                               D. Lee Tobler
                                               Executive Vice President and
                                               Chief Financial Officer





                                               /S/STEVEN G. ROLLS
                                               ---------------------------
                                               Steven G. Rolls
                                               Vice President & Controller
                                               (Chief Accounting Officer)