Form 10-K
period 1996-12-31
GOODRICH B F CO
filed 1997-03-03
CIK 42542

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1996.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from _______________ to ________________

                          Commission file number 1-892

                            THE B.F.GOODRICH COMPANY
             (Exact name of registrant as specified in its charter)

         New York                                       34-0252680
(State of  incorporation)                  (I.R.S. Employer Identification No.)

    4020 Kinross Lakes Parkway
          Richfield, Ohio                                44286-9368
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (216) 659-7600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                        Name of Each Exchange on
        Title of Each Class                                   Which Registered
        -------------------                             ------------------------

    Common Stock, $5 par value                          New York Stock Exchange
    9 5/8% Notes, maturing in 2001
    8.30% Cumulative Quarterly Income Preferred
        Securities, Series A*                           New York Stock Exchange

---------------
* Issued by BFGoodrich Capital and the payments of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by The B.F.Goodrich Company. The B.F.Goodrich Company is the owner of 100% of the common securities issued by BFGoodrich Capital, a Delaware statutory business trust.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes X   No
                                     ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of February 5, 1997 was $2,239.1 million ($41.625 per share). On such date, 53,792,458 of such shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement dated March 7, 1997 are incorporated by reference into Part III.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
-------   --------

GENERAL DEVELOPMENT OF BUSINESS

The B.F.Goodrich Company ("BFGoodrich" or the "Company") manufactures and supplies a wide variety of systems and component parts for the aerospace industry and provides maintenance, repair and overhaul services on commercial, regional, business and general aviation aircraft. The Company also manufactures specialty plastics and specialty additives products for a variety of end-user applications. In addition, the Company produces chlor-alkali and olefins products.

On October 21, 1996, the Company entered into a definitive agreement to sell Tremco Incorporated ("Tremco"), its wholly owned subsidiary, to RPM, Inc. The transaction was completed on February 3, 1997, for approximately $230 million resulting in an estimated pretax gain of approximately $85 million, subject to post-closing adjustments. Also during 1996, the Company disposed of Tremco Autobody Technologies, Inc. and an adhesives business. The operations of Tremco, Tremco Autobody Technologies, Inc. and the adhesives business represented the Sealants, Coatings and Adhesives ("SC&A") Group of the Company. The disposition of the SC&A Group represents the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the Consolidated Statement of Income has been restated to reflect the SC&A Group as a discontinued operation.

A further description of the Company's business is provided below.

BFGoodrich, with 1996 sales of $2.2 billion, is organized into two principal business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Specialty Chemicals ("Specialty Chemicals"). The chlor-alkali and olefins operation, principally a commodities business, is reported as "Other Operations." The Company maintains patent and technical assistance agreements, licenses and trademarks on its products, process technologies and expertise in most of the countries in which it operates. The Company conducts its business through numerous business groups of BFGoodrich and over 66 wholly and majority-owned subsidiaries worldwide.

The principal executive offices of BFGoodrich are located in Richfield, Summit County, Ohio with a mailing address at 4020 Kinross Lakes Parkway, Richfield, Ohio 44286-9368 (telephone (216) 659-7600).

The Company was incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

During 1996, the Company's Specialty Chemicals segment acquired five businesses for cash consideration of approximately $108 million. The aggregate purchase price includes approximately $80 million of goodwill. The purchase price allocations have been based on preliminary estimates, which may be revised at a later date. Operations of these businesses are included in the Company's results from the dates of acquisition.

Four of the acquisitions are part of the Specialty Additives Group. One of the businesses acquired is a European-based supplier of emulsions and polymers for use in paint and coatings for textiles, paper, graphic arts and industrial applications. Two of the acquisitions represent product lines consisting of water-borne acrylic resins and coatings and additives used in the graphic arts industry. The fourth acquisition consists of water-based textile coatings product lines. The Specialty Plastics Group made the remaining acquisition, a small supplier of anti-static compounds.

During 1995, the Company acquired four small aerospace businesses and two small specialty chemical businesses for an aggregate price of $15.4 million. Operations of these businesses are included in the Company's results from the dates of acquisition.

In 1995, the Company sold Arrowhead Industrial Water, Inc., for an adjusted selling price of $84.3 million, which resulted in a pretax gain of $3.6 million.

During 1994, the Company acquired two small specialty chemical businesses which manufacture coatings and products for the textile industry. Operations of these businesses are included in the Specialty Chemicals business segment since the dates of acquisition.

In 1993, the Company acquired certain assets and assumed certain liabilities of eight businesses and acquired the minority interest in a previously majority-owned subsidiary, for approximately $528.5 million. Acquisitions of Aerospace businesses amounted to approximately $504.8 million. These acquisitions included the Cleveland Pneumatic Company Division and Cleveland Pneumatic Product Service Division (collectively referred to as "Cleveland Pneumatic") for approximately $193.4 million from Pneumo Abex Corporation, a wholly owned subsidiary of Abex Inc., and the aerospace business ("Rosemount Aerospace") of Rosemount Inc., a wholly owned subsidiary of Emerson Electric Company, for approximately $301.1 million. Operations of these businesses are included in the Company's results from the dates of acquisition.

Cleveland Pneumatic designs, develops and manufactures landing gear for commercial and military aircraft and also provides overhaul service for commercial aircraft landing gear. Principal manufacturing facilities are located in Cleveland, Ohio and Tullahoma, Tennessee. The service facilities are located in Miami, Florida.

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

In December 1993, the Company disposed of its remaining investment in The Geon Company. The Geon Company ("Geon") was formed in early 1993 from the business (other than the chloralkali, ethylene and utilities operations primarily located at Calvert City, Kentucky) that was previously included in the former Geon Vinyl Division of BFGoodrich. The disposition of Geon through public offerings of stock generated net cash proceeds of $470.4 million and a financial gain of $110.9 million after tax. Prior to the sale of Geon, the Company received a special distribution of $160.0 million from Geon. Net assets of Geon, including equity in earnings of the business to the dates of disposition, were approximately $247.0 million.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In 1996, 1995 and 1994 sales to U.S. government departments and agencies, principally in the Aerospace business segment, totaled approximately 10 percent, 10 percent and 11 percent, respectively, of consolidated sales.

For financial information concerning the Company's sales, operating income, identifiable assets, property additions, depreciation and amortization and geographic information, see Note I of the Notes to Consolidated Financial Statements appearing beginning on page 36 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.


NARRATIVE DESCRIPTION OF BUSINESS

Aerospace
---------

The Company's Aerospace business is conducted through three major business groups.

Landing Systems Group manufactures aircraft landing gear; aircraft wheels and brakes; high-temperature composites and manufactures aircraft evacuation slides and rafts for commercial, military, regional and business aviation customers, and space programs.

Sensors and Integrated Systems Group manufactures sensors and sensor-based systems; fuel measurement and management systems; engine electrical and ignition system components; electromechanical actuators; aircraft windshield wiper systems; health and usage management systems, electronic test equipment; ice protection systems; specialty heated products; collision warning systems; weather detection systems; standby attitude indicators; aircraft lighting components; and polymer and composite products for commercial, military, regional, business and general aviation customers, and for aircraft engine and space programs.

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

Specialty Chemicals
-------------------

The Company's Specialty Chemicals business is conducted through two major business groups.

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

Other Operations
----------------

Other Operations represent the chlor-alkali and olefins operations located at Calvert City, Kentucky. The chlor-alkali and olefins business participates in a highly cyclical chlorine, caustic soda, ethylene and olefin co-product commodity market. Sales and operating results are largely dependent on industry supply and demand. The Company believes it does not have a significant market share and, as a result, products produced by this business are sold at established market prices.

BACKLOGS

At December 31, 1996, the Company had a backlog of approximately $1.1 billion, principally related to the Aerospace business segment, of which approximately 60 percent is expected to be filled during 1997. The amount of backlog at December 31, 1995 was approximately $1.0 billion. Backlogs in the Aerospace business are subject to delivery delays or program cancellations, which are beyond the Company's control.

RAW MATERIALS

Raw materials used in the manufacture of Aerospace products, including steel and carbon, are available from a number of manufacturers and are generally in adequate supply.

Availability of all major monomers and chemicals used in the Specialty Chemicals business is anticipated to be adequate for 1997. While chemical feedstocks are currently in adequate supply, in past years, from time-to-time for limited periods, various chemical feedstocks were in short supply. However, the effect of any future shortages on the Company's operations will depend upon the duration of any such shortages and possibly on future U.S. government policy, which cannot be determined at this time.

ENVIRONMENTAL

Federal, state and local statutes and regulations relating to the protection of the environment and the health and safety of employees and other individuals have resulted in higher operating costs and capital investments by the industries in which the Company operates. Because of a focus toward greater environmental awareness and increasingly stringent environmental regulations, the Company believes that expenditures for compliance with environmental, health and safety regulations will continue to have a significant impact on the conduct of its business. Although it cannot predict accurately how these developments will affect future operations and earnings, the Company does not believe these costs will vary significantly from those of its competitors.

For additional information concerning environmental matters, see Note Q of the Notes to Consolidated Financial Statements appearing on page 43 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.


RESEARCH AND DEVELOPMENT

The Company conducts research and development under Company-funded programs for commercial products and under contracts with others. Research and development expense amounted to $124.1 million in 1996, which includes amounts funded by customers. For additional information concerning research and development expense, see Note J of the Notes to

Consolidated Financial Statements appearing on page 38 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

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

HUMAN RESOURCES

As of December 31, 1996, the Company had 13,143 employees in the United States and Canada, which includes 1,506 employees of the now divested Sealants, Coatings and Adhesives Group. An additional 1,017 people were employed overseas. Approximately 6,200 employees were hourly paid. The Company believes it has good relationships with its employees.

The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from May 1997 to September 1999. There were no material work stoppages during 1996.

FOREIGN OPERATIONS

The Company is engaged in business in foreign markets. Manufacturing and service facilities for Aerospace and Specialty Chemicals are located in Belgium, Canada, England, France, Hong Kong, The Netherlands, Singapore and Spain. A plant in Korea manufactures specialty chemicals for BFGoodrich. The Company also markets its products and services through sales subsidiaries and distributors in a number of foreign countries. The Company also has technical fee and patent royalty agreements with various foreign companies.

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

For additional financial information about foreign and domestic operations and export sales, see Note I of the Notes to Consolidated Financial Statements appearing beginning on page 36 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2.   PROPERTIES
-------   ----------

The manufacturing and service operations of the Company are carried on at facilities, all of which are owned, unless otherwise indicated, at the following locations:

Aerospace                                   Specialty Chemicals
---------                                   -------------------
Amelot, France*                             Akron, Ohio
Austin, Texas*                              Antwerp, Belgium
Basingstoke, England*                       Apeldoorn, The Netherlands***
Bedford, Massachusetts                      Ashland, Ohio***
Burnsville, Minnesota                       Avon Lake, Ohio
Cedar Knolls, New Jersey                    Barbourville, Kentucky***
Cleveland, Ohio**                           Barcelona, Spain
Columbus, Ohio                              Calvert City, Kentucky
Dallas, Texas*                              Chagrin Falls, Ohio
East Brunswick, New Jersey*                 Cleveland, Ohio***
Eagan, Minnesota                            Dijon, France
Everett, Washington**                       Elyria, Ohio
Fort Lauderdale, Florida                    Gastonia, North Carolina
Grand Rapids, Michigan                      Gothenburg, Sweden***
Green, Ohio**                               Greenville, South Carolina
Harrow, England*                            Henry, Illinois
Jacksonville, Florida                       Hindley, England***
Louisville, Kentucky*                       Lawrence, Massachusetts
Lynnwood, Washington*                       Leominster, Massachusetts
Marlboro, Massachusetts*                    Louisville, Kentucky
Memphis, Tennessee                          Oevel, Belgium
Miami, Florida*                             Pedricktown, New Jersey
Middletown, Connecticut*                    Somersby, Australia***
New Century, Kansas**                       Toronto, Ontario, Canada***
Norwich, New York                           Twinsburg, Ohio
Oldsmar, Florida                            Vernon, California***
Ontario, California*
Paris, France                               Other Operations
Phoenix, Arizona                            ----------------
Pueblo, Colorado                            Calvert City, Kentucky
Santa Fe Springs, California**
Singapore*                                  Research Facilities and
Spencer, West Virginia                      Administrative Offices Other Than
Taipo, Hong Kong*                           Manufacturing Facility Offices
Tempe, Arizona*                             ------------------------------
Troy, Ohio                                  Avon Lake, Ohio*
Tullahoma, Tennessee                        Beachwood, Ohio***
Union, West Virginia                        Brecksville, Ohio
Vergennes, Vermont                          Brussels, Belgium*
Wilmington, North Carolina                  Cleveland, Ohio*
Wokingham, England                          Hong Kong*
Zevenaar, The Netherlands                   London, England*
                                            Montrose, Ohio
                                            North Canton, Ohio*
                                            Paris, France
*   Leased                                  Richfield, Ohio
**  Leased in part                          Uniontown, Ohio*
*** This site was operated by Tremco        Washington, D.C.*
     Incorporated which was divested        Waterloo, Ontario, Canada*
     in 1997

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

ITEM 3.   LEGAL PROCEEDINGS
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

The Company has been named a potentially responsible party by the U.S. Environmental Protection Agency in connection with 32 sites most of which relate to businesses that the Company has previously discontinued. The Company believes it may have continuing liability with respect to not more than 15 sites, most of which relate to previously discontinued businesses. Sites for which successor companies have assumed liability are not included. Based on information currently available, the Company believes it has adequately accrued for future environmental expenditures. However, management believes that it is reasonably possible that additional environmental costs may be incurred beyond the amounts accrued as a result of new information. The amounts, if any, however, cannot be estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

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

Another site, Beacon Heights landfill in Beacon Falls, Connecticut, has been the subject of a suit and consent decree in the Federal District Court for the District of Connecticut. Under the consent decree the Company and a coalition of others have substantially performed the EPA selected remedy. However, construction was not completed before winter weather set in in 1993 and the deadline for completion of construction was not met. Subsequently, the work has been substantially completed. The Government asserted stipulated penalties for failing to complete the remediation project on time, which penalties the generators disputed. An agreement has been reached to settle the stipulated penalties issue for $600,000. The Company's share of this liability is approximately 41%. The Company believes it has adequately accrued for liabilities arising from this matter.

The Company, among others, has been sued by the State of Oklahoma Department of Environmental Quality in State District Court in Ottawa County, Oklahoma, concerning environmental conditions at the Company's former tire plant site in Miami, Oklahoma. Liability relating to further investigation of potential soil and groundwater contamination at the site have been assumed by The Uniroyal Goodrich Tire Company. Since the Company transferred title to the facility in 1993, demolition without complete abatement of asbestos has occurred at the site due to actions of the past owner or its demolition contractor. The Company does not believe it will have any material liability at this site although the suit does seek penalties for alleged violations of environmental laws which could exceed $100,000 if upheld by the court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

Not applicable.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------   -------------------------------------------------
STOCKHOLDER MATTERS
-------------------

Common stock prices and dividends are on page 45 of the Company's 1996 Annual Report to Shareholders. The number of common shareholders at December 31, 1996, is included in "Other Data: Common shareholders of record at end of year" on page 46 of the Company's 1996 Annual Report to Shareholders. The discussions of the limitations and restrictions on the payment of dividends on common stock are included in Note D on pages 32 and 33, and Note O on page 41 of the Company's 1996 Annual Report to Shareholders. All of these sections are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

Sales from continuing operations, income from continuing operations before cumulative effect of change in method of accounting, total assets, non-current long-term debt and capital lease obligations, mandatorily redeemable preferred securities of Trust, redeemable preferred stock, income from continuing operations per share of common stock, and dividends per share of common stock as of and for each of the years in the five-year period ended December 31, 1996, on page 46 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Management's Discussion and Analysis on pages 18-24 of the Company's 1996 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The consolidated financial statements and the related notes thereto, together with the report thereon of Ernst & Young LLP dated February 4, 1997, and supplementary data, appearing on pages 25-46 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------

None.


                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

Biographical information concerning the Company's Directors appearing under the caption "Election of Directors" in the Company's proxy statement dated March 7, 1997 is incorporated herein by reference. Biographical information concerning the Company's Executive Officers is as follows:

John D. Ong, Age 63, Chairman
-----------------------------

Mr. Ong joined the Company in 1961 as Assistant Counsel. Mr. Ong progressed through a number of business positions. He was elected Group Vice President of the Company in 1972, Executive Vice President and a Director in June 1973, Vice Chairman of the Board in April 1974, President in April 1975, President and Chief Operating Officer in 1977, Chairman and Chief Executive Officer in July 1979. He relinquished the title of Chief Executive Officer in December 1996. Mr. Ong has a B.A. and M.A. in history from Ohio State University and an LL.B. from Harvard Law School. Mr. Ong has announced his intention to retire July 1, 1997.

David L. Burner, Age 57, Chief Executive Officer and President
--------------------------------------------------------------

Mr. Burner joined the Company in 1983 as Vice President, Finance, for the Company's Engineered Products Group. He served in several other management positions before being named Executive Vice President of BFGoodrich Aerospace in 1985. He was appointed President of BFGoodrich Aerospace in 1987. Mr. Burner was elected a Senior Vice President in 1990, an Executive Vice President in 1993, President in December 1995, and, additionally, Chief Executive Officer in December 1996. Before joining BFGoodrich he was Executive Vice President and Chief Financial Officer of ABS Industries in Willoughby, Ohio. Mr. Burner received a B.S.C. degree in accounting from Ohio University.

Jon V. Heider, Age 62, Executive Vice President and General Counsel
-------------------------------------------------------------------

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

Marshall O. Larsen, Age 48, Executive Vice President and President and Chief
----------------------------------------------------------------------------
Operating Officer, BFGoodrich Aerospace
---------------------------------------

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

D. Lee Tobler, Age 63, Executive Vice President and Chief Financial Officer
---------------------------------------------------------------------------

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

Nicholas J. Calise, Age 55, Vice President, Associate General Counsel and
-------------------------------------------------------------------------
Secretary
---------

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

Robert A. McMillan, Age 54, Vice President and Treasurer
--------------------------------------------------------

Mr. McMillan joined the Company in July 1974 as an Economist. He progressed through a number of positions and was elected Vice President and Treasurer in August 1986 and served in this capacity until January 1997. Mr. McMillan has a B.A. from the University of California at Santa Barbara and a Ph.D. in economics from the University of California at Berkeley and was an Economist at the Federal Reserve Bank of Cleveland and the Bank of America before joining BFGoodrich.

Steven G. Rolls, Age 42, Vice President and Controller
------------------------------------------------------

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

George K. Sherwood, Age 58, Vice President - Tax Administration
---------------------------------------------------------------

Mr. Sherwood joined the Company in July 1985 as Staff Vice President - Taxes and was elected Vice President - Tax Administration in April 1986. Prior to joining BFGoodrich, Mr. Sherwood was Vice President - Tax Administration for Zapata Corporation. Mr. Sherwood has a B.S. in business administration from Kansas State College and an M.B.A. in management from The University of Tulsa.

Les C. Vinney, Age 48, Vice President and Treasurer
---------------------------------------------------

Mr. Vinney joined the Company in 1991 as Vice President of Finance and Chief Financial Officer, Specialty Polymers and Chemicals Division. In 1993, he was named Senior Vice President, Finance and Administration, BFGoodrich Specialty Chemicals. In 1994, he was named Group Vice President, Sealants, Coatings and Adhesives Group, and President, Tremco Incorporated, and elected a Vice President of the Company. In January 1997, Mr. Vinney was elected Vice President and Treasurer of the Company. Prior to joining the Company, he was with Engelhard Corporation in a number of senior operating and financial management positions, including Group Vice President of the Engineered Materials Division. He also held various management positions with Exxon Corporation. Mr. Vinney has a B.A. in economics and political science and an M.B.A. from Cornell University.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

Information concerning executive compensation appearing under the captions "Compensation Committee Report" and "Compensation of Directors" in the Company's proxy statement dated March 7, 1997, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------   ---------------------------------------------------
MANAGEMENT
----------

Security ownership data appearing under the captions "Holdings of Company Equity Securities by Directors and Executive Officers" and "Beneficial Ownership of Securities" in the Company's proxy statement dated March 7, 1997, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

None.


                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------   ------------------------------------------------------
FORM 8-K
--------

           (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this Form 10-K on page F-1.

                  (3) - Listing of Exhibits:

                           A listing of exhibits is on pages II-1 to II-3 of this Form 10-K.

           (b)    Reports on Form 8-K filed in the fourth quarter of 1996.

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 1997.

                             The BFGoodrich Company
                                (Registrant)



                             By /s/DAVID L. BURNER
                                ---------------------------------
                                (David L. Burner, Chief Executive
                                 Officer and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 1997 by the following persons (including a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated.


/s/ DAVID L. BURNER
----------------------------------         ----------------------------------
(David L. Burner)                          (Thomas H. O'Leary)
Chief Executive Officer, President         Director
and Director
(Principal Executive Officer)
                                           /s/ DOUGLAS E. OLESEN
                                           ----------------------------------
/s/ JOHN D. ONG                            (Douglas E. Olesen)
----------------------------------         Director
(John D. Ong)
Chairman and Director
                                           /s/ RICHARD DE J. OSBORNE
                                           ----------------------------------
/s/ D. LEE TOBLER                          (Richard de J. Osborne)
----------------------------------         Director
(D. Lee Tobler)
Executive Vice President and
Chief Financial Officer and Director       /s/ JOSEPH A. PICHLER
(Principal Financial Officer)              ----------------------------------
                                           (Joseph A. Pichler)
                                           Director
/s/ STEVEN G. ROLLS
----------------------------------
(Steven G. Rolls)                          /s/ ALFRED M. RANKIN, JR.
Vice President and Controller              ----------------------------------
(Principal Accounting Officer)             (Alfred M. Rankin, Jr.)
                                           Director

/s/ JEANETTE GRASSELLI BROWN
----------------------------------         /s/ IAN M. ROSS
(Jeanette Grasselli Brown)                 ----------------------------------
Director                                   (Ian M. Ross)
                                           Director

/s/ GEORGE A. DAVIDSON, JR.
----------------------------------         /s/ WILLIAM L. WALLACE
(George A. Davidson, Jr.)                  ----------------------------------
Director                                   (William L. Wallace)
                                           Director

/s/ RICHARD K. DAVIDSON
----------------------------------         /s/ A. THOMAS YOUNG
(Richard K. Davidson)                      ----------------------------------
Director                                   (A. Thomas Young)
                                           Director

/s/ JAMES J. GLASSER
----------------------------------
(James J. Glasser)
Director

                            THE B.F.GOODRICH COMPANY

                         INDEX TO FINANCIAL INFORMATION
                                Item 14(a)(1)-(2)

                                                                     Reference
                                                                     ---------
                                                                       1996
                                                                      Annual
                                                                     Report to
                                                                   shareholders
                                                                       (page)
                                                                     ---------
Data incorporated by reference from the 1996
  Annual Report to Shareholders of The BFGoodrich Company:

  Report of Independent Auditors                                        25
  Consolidated Statement of Income for the years
    ended December 31, 1996, 1995 and 1994                              26
  Consolidated Balance Sheet at December 31,
    1996 and 1995                                                       27
  Consolidated Statement of Cash Flows for the
    years ended December 31, 1996, 1995 and 1994                        28
  Consolidated Statement of Shareholders' Equity
    for the years ended December 31, 1996, 1995
    and 1994                                                            29
  Notes to Consolidated Financial Statements                            30 - 44
  Quarterly Financial Data (Unaudited)                                  45



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

4 Information relating to the Company's long-term debt is set forth in Note D - "Financing Arrangements" on pages 32 and 33 of the Company's 1996 Annual Report to Shareholders, and is incorporated herein by reference. Instruments defining the rights of holders of such long-term debt are not filed herewith since no single debt item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.

10(A)          Stock Option Plan.

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

10(G) Senior Executive Management Incentive Plan. This exhibit was filed as Appendix B to the Company's 1995 Proxy Statement dated March 2, 1995 and is incorporated herein by reference.

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

10(J)(1) Benefit Restoration Plan. This exhibit was filed as Exhibit 10(J) to the Company's Form 10-K Annual Report for the year ended December 31, 1992, and is incorporated herein by reference.

10(J)(2) The B.F.Goodrich Company Savings Benefit Restoration Plan was filed as Exhibit 4(b) to the Company's Registration Statement No. 333-19697 on Form S-8 and is incorporated herein by reference.

10(K) Long-Term Incentive Plan and form of award. This exhibit was filed as Exhibit 10(K) to the Company's Form 10-K Annual Report for the year ended December 31, 1995, and is incorporated herein by reference.

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

10(O)          Outside Directors' Phantom Share Plan. This exhibit was filed as
               Exhibit 10(O) to the Company's Form 10-K Annual Report for the year ended December 31, 1995, and is incorporated herein by reference.

11             Statement re Computation of per share earnings

13 Annual Report to Shareholders. The Company's 1996 Annual Report to Shareholders (only those portions incorporated by reference in the Form 10-K).

21             Subsidiaries

23             Consent of Independent Auditors

27             Financial Data Schedule

The Company will supply copies of the foregoing exhibits to any shareholder upon receipt of a written request addressed to the Secretary of The B.F.Goodrich Company, 4020 Kinross Lakes Parkway, Richfield, Ohio 44286-9368, and the payment of $.50 per page (except for the Annual Report to Shareholders which is complimentary) to help defray the costs of handling, copying and postage.