Form 10-Q
period 1997-03-31
GOODRICH B F CO
filed 1997-04-24
CIK 42542

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                 March 31, 1997

Commission file number            1-892

                            THE B.F.GOODRICH COMPANY


          NEW YORK                                        34-0252680
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


4020 KINROSS LAKES PARKWAY, RICHFIELD, OHIO               44286-9368
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   216-659-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X         No
                              --------         --------


As of March 31, 1997, there were 53,948,337 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                            THE B.F.GOODRICH COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (Dollars in millions, except per share amounts)


                                                              Three Months Ended
                                                                    March 31,
                                                        --------------   -------------
                                                             1997             1996
                                                        --------------   -------------


Sales                                                   $     589.9      $     531.2
Operating Costs and Expenses:
  Cost of sales                                               405.3            358.7
  Selling and administrative expenses                         128.1            112.2
  Restructuring costs                                            -               4.0
                                                        --------------   -------------
                                                              533.4            474.9
                                                        --------------   -------------
Operating income                                               56.5             56.3
Interest expense                                               (9.0)           (10.6)
Interest income                                                 1.0              0.6
Other expense - net                                            (4.4)            (4.3)
                                                        --------------   -------------
Income from continuing operations before
  income taxes and Trust distributions                         44.1             42.0
Income tax expense                                            (16.0)           (15.3)
Distributions on Trust preferred securities                    (2.6)            (2.6)
                                                        --------------   -------------
Income from continuing operations                              25.5             24.1
Income (loss) from discontinued operations (Note B):
  Loss from discontinued operations (less income
    tax benefit of $2.2)                                        -               (4.2)
  Gain on sale of discontinued operations,
    including provision of $7.9 for operating losses
    during the phase-out period (less applicable
    income taxes of $22.8)                                     59.5              -
                                                        --------------   -------------
Net Income                                              $      85.0      $      19.9
                                                        ==============   =============


Earnings (loss) per share:
  Continuing operations                                 $       0.47     $       0.45
  Discontinued operations                                       1.09            (0.08)
                                                        --------------   --------------
  Net income                                            $       1.56     $       0.37
                                                        ==============   ==============

Weighted average number of common and common
  equivalent shares outstanding - in millions                  54.4             53.3


Dividends paid per common share                         $     0.275      $     0.275






See notes to condensed consolidated financial statements.

                                   THE B.F.GOODRICH COMPANY
                        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                    (Dollars in millions)


                                                                          March 31,              December 31,
                                                                            1997                     1996
                                                                       ----------------        ----------------
ASSETS
------
Current Assets
  Cash and cash equivalents                                            $        113.1          $         48.7
  Accounts and notes receivable, less allowances
    for doubtful receivables (March 31, 1997,
    $11.7; December 31, 1996, $13.1)                                            369.1                   398.0
  Inventories                                                                   343.4                   367.1
  Deferred income taxes                                                          68.0                    68.0
  Prepaid expenses and other assets                                              27.5                    30.5
                                                                       ----------------         ---------------
          Total Current Assets                                                  921.1                   912.3
                                                                       ----------------         ---------------

Property
  Land, buildings and machinery and equipment                                 1,550.5                 1,663.7
  Allowances for depreciation and amortization                                 (669.2)                 (717.7)
                                                                       ----------------         ----------------
          Total Property                                                        881.3                   946.0
                                                                       ----------------         ----------------

Deferred Income Taxes                                                             3.1                     3.3
Goodwill                                                                        522.5                   544.3
Identifiable Intangible Assets                                                   44.9                    47.6
Other Assets                                                                    196.7                   209.6
                                                                       ----------------          ----------------
                                                                       $      2,569.6           $     2,663.1
                                                                       ================          ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Short-term bank debt                                                 $         31.1           $       130.8
  Accounts payable                                                              214.3                   243.1
  Accrued expenses                                                              223.8                   241.5
  Income taxes payable                                                           39.2                    11.1
  Current maturities of long-term debt
    and capital lease obligations                                                20.0                    36.0
                                                                       ----------------        ----------------
          Total Current Liabilities                                             528.4                   662.5
                                                                       ----------------        ----------------

Long-term Debt and Capital Lease Obligations                                    394.3                   400.0
Postretirement Benefits Other Than Pensions                                     341.3                   348.5
Other Non-current Liabilities                                                    63.5                    79.3

Mandatorily Redeemable Preferred Securities of Trust                            122.8                   122.6

Shareholders' Equity
  Common stock - $5 par value
    Authorized 100,000,000 shares; issued 55,126,768
    shares at March 31, 1997, and 54,899,308
    shares at December 31, 1996                                                 275.6                   274.5
  Additional capital                                                            360.9                   357.3
  Income retained in the business                                               523.9                   453.7
  Cumulative unrealized translation adjustments                                  (0.6)                    5.9
  Unearned portion of restricted stock awards                                    (6.5)                   (9.0)
  Common stock held in treasury, at cost (1,178,431
    shares at March 31, 1997, and 1,135,985 shares
    at December 31, 1996)                                                       (34.0)                  (32.2)
                                                                       ----------------        ----------------
          Total Shareholders' Equity                                          1,119.3                 1,050.2
                                                                       ----------------        ----------------
                                                                       $      2,569.6          $      2,663.1
                                                                       ================        ================


See notes to condensed consolidated financial statements.

                                      THE B.F.GOODRICH COMPANY
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                        (Dollars in millions)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                       -----------------------------------
                                                                                             1997                1996
                                                                                       ----------------   ----------------
OPERATING ACTIVITIES
  Net Income                                                                           $         85.0     $         19.9
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation and amortization                                                                30.7               29.1
    Deferred income taxes                                                                         4.8                8.2
    Gain on sale of discontinued operations (net of income
      taxes of $22.8)                                                                           (59.5)                -
    Change in assets and liabilities, net of effects
      of acquisitions and dispositions of businesses:
       Receivables                                                                               (9.0)               8.2
       Inventories                                                                               (6.1)             (12.7)
       Other current assets                                                                       0.4               (5.3)
       Accounts payable                                                                          (8.7)             (35.3)
       Accrued expenses                                                                         (11.6)              (6.9)
       Income taxes payable                                                                       6.7               (1.0)
       Other non-current assets and liabilities                                                 (10.6)             (10.6)
                                                                                       ----------------   ----------------
  Net cash provided (used) by operating activities                                               22.1               (6.4)

INVESTING ACTIVITIES
  Purchases of property                                                                         (32.6)             (39.3)
  Proceeds from sale of property                                                                  0.7                0.2
  Proceeds from sale of business                                                                230.7                 -
  Payments made in connection with acquisitions,
    net of cash acquired                                                                        (23.0)                -
                                                                                       ----------------   ----------------
  Net cash provided (used) by investing activities                                              175.8              (39.1)

FINANCING ACTIVITIES
  Net (decrease) increase in short-term debt                                                    (99.2)              57.3
  Repayment of long-term debt and capital lease obligations                                     (18.6)             (34.7)
  Proceeds from issuance of capital stock                                                         3.1                6.5
  Purchases of treasury stock                                                                    (0.2)                -
  Dividends                                                                                     (14.8)             (14.4)
  Distributions on Trust preferred securities                                                    (2.6)                -
                                                                                       ----------------    ---------------
  Net cash (used) provided by financing activities                                             (132.3)              14.7

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (1.2)              (0.4)
                                                                                       ----------------    ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 64.4              (31.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   48.7               60.3
                                                                                       ----------------    ---------------

CASH AND CASH EQUIVALENTS AT MARCH 31                                                  $        113.1      $        29.1
                                                                                       ================    ===============

Supplemental Cash Flow Information:
  Income taxes paid                                                                    $          1.2      $         3.0
                                                                                       ================    ===============
  Interest paid, net of amounts capitalized                                            $         11.9      $        12.7
                                                                                       ================    ===============


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be achieved for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note B: DISCONTINUED OPERATIONS - On February 3, 1997, the Company completed the sale of Tremco Incorporated to RPM, Inc. for $230.7 million, resulting in an after-tax gain of $59.5 million or $1.09 per share. The sale of Tremco Incorporated completed the disposition of the Company's Sealants, Coatings and Adhesives ("SC&A") Group and represents the disposal of a segment of a business under APB Opinion No. 30. Sales of the SC&A Group for the first quarter of 1996 were $73.3 million.


Note  C:  INVENTORY  -  Inventories  included  in  the  accompanying   condensed
consolidated balance sheet consist of:


                                                         (Dollars in millions)
                                                        ------------------------
                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------   ------------

FIFO or average cost
  (which approximates
  current costs):
  Finished products                                    $   123.1    $   157.7
  In process                                               134.0        122.0
  Raw materials & supplies                                 144.2        152.1
                                                       ----------   ----------
                                                           401.3        431.8
Reserve to reduce certain
  inventories to LIFO                                      (57.9)       (64.7)
                                                       ----------   ----------

Total                                                  $   343.4    $   367.1
                                                       ==========   ==========

Note D: ACQUISITIONS - During the latter part of the first quarter of 1997, the Company's Aerospace segment acquired a manufacturer of data acquisition systems for satellites and other aerospace applications. The preliminary purchase price of $23 million is subject to post-closing adjustments and includes approximately $16 million of goodwill. The purchase price allocations have been based on preliminary estimates, which may be revised at a later date. Goodwill is being amortized using the straight-line method over 20 years. The results of operations since the acquisition date have been included in the consolidated financial statements.


Note E: CAPITAL STOCK - During the first three months of 1997, 227,460 shares of authorized but previously unissued shares of common stock were issued under an employee compensation plan. Also under this plan, 29,246 shares of treasury stock were purchased and 13,200 unearned shares were forfeited and returned to treasury stock.


Note F: INCOME TAXES - The effective tax rate for the first quarter of 1997 and 1996 was higher than the federal statutory rate principally due to state and local income taxes.


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

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with 32 sites, most of which related to previously discontinued businesses. The Company believes it may have continuing liability with respect to not more than 15 sites.

A significant portion of accrued environmental liabilities is in connection with five sites which relate to businesses previously discontinued. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to the five previously discontinued sites, the Company's maximum percentage share of the ultimate remediation costs is fixed. Of the five sites, two sites are in the operation and maintenance phase for which costs are reasonably fixed; a third site is in the construction phase, which is expected to be completed soon, which the Company will "buy out" of for a percentage of the total cost without any further liability exposure; a fourth site will be constructed in 1997 for which reasonable estimates of the ultimate completion cost can be made; however, the final cost at completion can vary significantly as a result of changes made during the construction phase and changed regulatory agency requirements, all of which are difficult to predict. With respect to the fifth site, uncertainty exists as to the total cost of remediation and the amount of past EPA costs to be reimbursed.

Management believes that it is reasonably possible that additional environmental costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.


Note H: RECENTLY ISSUED ACCOUNTING STANDARD - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not material.



ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS
                       ----------------------------------

                     COMPARISON OF THE FIRST QUARTER OF 1997
                          TO THE FIRST QUARTER OF 1996
                          ----------------------------


                                  TOTAL COMPANY
                                  -------------

Sales in the first quarter of 1997 increased to $589.9 million, or 11 percent over the same period last year. Excluding acquisitions, sales increased 7 percent, largely reflecting higher volumes in each segment.

Cost of sales as a percent of sales in the first quarter of 1997 compared to the same period of 1996 increased by 1.2 percentage points. This increase is principally due to higher original-equipment strategic sales incentives in the Aerospace segment and start-up costs and increased operating expenses in the Specialty Chemicals segment related to several capital projects in

Europe and the United States. Total cost of sales increased to $405.3 million in the first quarter of 1997 from $358.7 million in the first quarter of 1996, reflecting acquisitions and internal volume growth.

Selling and administrative expenses as a percent of sales for the first quarter of 1997 remained virtually unchanged compared to the corresponding period of 1996. Selling and administrative expenses were $128.1 million for the first quarter of 1997 compared to $112.2 million in the same period of 1996, reflecting acquisitions and support costs associated with capital expansions.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not material.


                                SEGMENT ANALYSIS
                                ----------------


Three Months Ended March 31                          1997               1996
--------------------------------------------------------------------------------
                                                       (Dollars in millions)

Sales:
   Aerospace                                      $ 326.7            $ 307.0
   Specialty Chemicals                              222.7              191.0
                                                  -------            -------
   Total Reportable Segments                        549.4              498.0
   Other Operations                                  40.5               33.2
                                                  -------            -------
      Total                                       $ 589.9            $ 531.2
--------------------------------------------------------------------------------

Operating Income:
   Aerospace                                      $  33.0            $  39.2
   Specialty Chemicals                               31.1               25.0
                                                  -------            -------
   Total Reportable Segments                         64.1               64.2
   Other Operations                                   7.2                4.7
   Corporate                                        (14.8)             (12.6)
                                                  -------            -------
      Total                                       $  56.5            $  56.3
--------------------------------------------------------------------------------

The Company's  operations are classified into two reportable  business segments:
BFGoodrich Aerospace ("Aerospace") and BFGoodrich Specialty Chemicals ("Specialty Chemicals"). Aerospace consists of three business groups: Landing Systems; Sensors and Integrated Systems; and Maintenance, Repair and Overhaul ("MRO"). They serve commercial, military, regional, business and general aviation markets. Specialty Chemicals consists of two business groups: Specialty Additives and Specialty Plastics. They serve various markets, such as personal care, industrial piping, plumbing, pharmaceuticals, printing, textiles and automotive.

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

Aerospace
---------

Sales by Group (in millions)

Three Months Ended March 31                       1997                  1996
--------------------------------------------------------------------------------
Landing Systems                                $  115.8              $  100.3
Sensors and Integrated Systems                    126.0                 117.8
MRO                                                84.9                  88.9
--------------------------------------------------------------------------------
TOTAL                                          $  326.7              $  307.0
--------------------------------------------------------------------------------



The Aerospace segment achieved a 6 percent increase in sales over the first quarter of 1996, excluding an acquisition late in the first quarter of 1997.

The Landing Systems Group sales growth reflects higher demand from original-equipment manufacturers for landing gear and evacuation products, primarily for the B747-400 and B767 programs. Demand also improved for wheels and brakes products for regional, business and military aircraft, as well as for the B777, B737 and A330/340 commercial programs.

Excluding an acquisition, sales in the Sensors and Integrated Systems Group increased 5 percent over the 1996 first quarter due to stronger demand for aftermarket spares sales, particularly for aircraft sensors and aircraft integrated systems. In addition, higher commercial original-equipment demand for sensors products on the B777 and B747 programs and the aftermarket B747 Classic retrofit program contributed to the quarterly improvement.

The MRO Group sales declined from the prior year quarter reflecting lower sales from the component services businesses, despite strong growth in the group's airframe business. Sales for the group's airframe business increased 21 percent over the first quarter of 1996 as demand continues to grow. The sales decline in the component services businesses was attributable to two factors. First, the 1996 quarter included approximately $7 million of product sales that are not normally made by the service businesses and that are not expected to recur. Second, component service demand declined as a result of the bankruptcy of two customers and reduced demand from another major customer with whom a new maintenance contract is currently being negotiated.

Operating Income by Group (in millions)


Three Months Ended March 31                         1997                1996
--------------------------------------------------------------------------------
Landing Systems                                   $ 13.3               $ 14.7
Sensors and Integrated Systems                      15.5                 13.1
MRO                                                  4.2                 11.4
--------------------------------------------------------------------------------
TOTAL                                             $ 33.0               $ 39.2
--------------------------------------------------------------------------------


Total Aerospace segment operating income declined by 16 percent from the high operating income level in the first quarter of 1996. Excluding an acquisition, operating income decreased 17 percent.

Despite the solid sales growth over the first quarter of 1996, a significant increase in original-equipment strategic sales incentives, primarily for the B747-400 and B777-200 programs, resulted in lower operating income for the Landing Systems Group for the first quarter of 1997.

The Sensors and Integrated Systems Group operating income increased 18 percent over the 1996 first quarter due to higher sales volumes, especially for higher margin aftermarket spares sales. Excluding an acquisition late in the first quarter of 1997, operating income for the group increased 15 percent.

Operating income in the MRO Group was considerably lower in the first quarter of 1997, principally due to the lower component services sales levels previously mentioned. In addition, the group's airframe business is still being adversely affected by inefficiencies from training new technicians as a result of the higher than normal turnover that began in the second quarter of 1996 due to increased employment by Boeing. The Company, however, expects the labor inefficiencies to diminish during the year.

Specialty Chemicals
-------------------

Sales by Group (in millions)


Three Months Ended March 31                       1997                    1996
--------------------------------------------------------------------------------
Specialty Plastics                             $  76.7                 $  71.6
Specialty Additives                              146.0                   119.4
--------------------------------------------------------------------------------
TOTAL                                          $ 222.7                 $ 191.0
--------------------------------------------------------------------------------


The Specialty Chemicals segment continues to build on the sales record set last year by achieving a 17 percent increase in sales for the first quarter of 1997 over the first quarter last year. Excluding five acquisitions made in the second quarter of 1996, sales increased 5 percent due to higher sales volume.

The Specialty Plastics Group achieved a 7 percent increase in sales over the first quarter of 1996. Excluding an acquisition, sales increased 5 percent, reflecting higher volumes across all product lines. This growth was achieved despite unfavorable foreign exchange effects due to the stronger U.S. dollar in 1997.

Sales in the Specialty Additives Group increased 5 percent, excluding acquisitions. The group experienced solid demand for most product lines, especially in the personal-care, adhesives and industrial coatings markets. The group's sales were also adversely affected by unfavorable foreign currency translation effects.

Operating Income by Group (in millions)


Three Months Ended March 31                          1997                1996
--------------------------------------------------------------------------------
Specialty Plastics                                 $  9.8              $ 11.2
Specialty Additives                                  21.3                13.8
--------------------------------------------------------------------------------
TOTAL                                              $ 31.1              $ 25.0
--------------------------------------------------------------------------------


Operating income for the Specialty Chemicals segment increased 25 percent over the first quarter of 1996. Excluding the effects of acquisitions, operating income increased 14 percent.

The Specialty Plastics Group operating income declined 14 percent from the prior year quarter, excluding an acquisition, despite higher sales in 1997. Operating margins were down primarily due to start-up costs and higher operating expenses associated with capacity expansions in Europe and the U.S. Operating income was also adversely affected by unfavorable foreign exchange rate changes. The 1996 first quarter included a $1.1 million pretax charge relating to a voluntary early retirement program.

Operating income in the Specialty Additives Group increased 37 percent, excluding acquisitions, largely due to higher volumes, complemented by lower raw material costs and higher selling prices. In addition, the 1996 first quarter included a $2.9 million pretax charge relating to the early retirement program in that quarter.



                                OTHER OPERATIONS
                                ----------------

Chlor-Alkali & Olefins
----------------------

First quarter 1997 sales increased 22 percent to $40.5 million, compared to the same period last year. Operating income increased from $4.7 million in the first quarter of 1996 to $7.2 million in 1997. The increases in sales and operating income resulted from higher ethylene prices and higher volumes and prices for chlorine.



                                    CORPORATE
                                    ---------

First quarter 1997 Corporate expenses increased to $14.8 million, compared to $12.6 million in the same period last year. This increase is largely attributable to higher costs associated with the Company's long-term incentive plan.



                                INTEREST EXPENSE
                                ----------------

Interest expense in the first quarter of 1997 decreased 15 percent to $9.0 million, compared to the same period in 1996 due to lower short-term debt levels resulting from the use of the proceeds from the sale of Tremco Incorporated.



                                  INCOME TAXES
                                  ------------

For the first quarter of 1997, an income tax provision of $16.0 million was recorded on pretax income from continuing operations of $44.1 million, an effective tax rate of 36.3 percent. For the same period last year, an income tax provision of $15.3 million was recorded on pretax income from continuing operations of $42.0 million, an effective tax rate of 36.4 percent. For each year, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.

                             DISCONTINUED OPERATIONS
                             -----------------------

On February 3, 1997, the Company completed the sale of Tremco Incorporated to RPM, Inc. for $230.7 million, resulting in an after-tax gain of $59.5 million or $1.09 per share. The sale of Tremco Incorporated completed the disposition of the Company's SC&A Group and represents the disposal of a segment of a business under APB Opinion No. 30. Sales of the SC&A Group for the first quarter of 1996 were $73.3 million.



                         CAPITAL RESOURCES AND LIQUIDITY
                         -------------------------------

Current assets less current liabilities increased by $142.9 million from December 31, 1996 to March 31, 1997. This result reflects the proceeds from the sale of Tremco Incorporated and lower working capital usage by the Company's businesses during the first quarter of the year. The Company's current ratio increased from 1.4X at December 31, 1996 to 1.7X at March 31, 1997. The quick ratio also increased from .67X at December 31, 1996 to .91X at March 31, 1997. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996) to satisfy its operating requirements and capital spending programs and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 26.4 percent at March 31, 1997, compared with 32.6 percent at December 31, 1996. For purposes of this ratio, the Trust preferred securities are treated as capital.


Cash Flows

Cash flow from operating activities in the first quarter of 1997 was $28.5 million more than the same period last year, largely due to lower levels of operating working capital. Average operating working capital (defined as accounts receivable plus pre-LIFO inventory less accounts payable) as a percent of sales was 23.3 percent for the first quarter of 1997, compared to 25.5 percent for the same period last year (percentages exclude the SC&A Group). The Company is realizing the benefits of its initiatives to reduce the investment in operating working capital. The Company expects to generate positive cash flow in 1997 after satisfying capital expenditures and payment of dividends, but excluding the effects of acquisitions and divestitures.

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


April 23, 1997                                   The B.F.Goodrich Company
                                                 ------------------------





                                                 /S/D. LEE TOBLER
                                                 -------------------------------
                                                 D. Lee Tobler
                                                 Executive Vice President and
                                                 Chief Financial Officer




                                                /S/STEVEN G. ROLLS
                                                --------------------------------
                                                Steven G. Rolls
                                                Vice President and Controller
                                                (Chief Accounting Officer)