Form 10-Q
period 1997-06-30
GOODRICH B F CO
filed 1997-08-08
CIK 42542

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended               June 30, 1997

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

As of June 30, 1997, there were 54,050,729 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                                        THE B.F.GOODRICH COMPANY
                          CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in millions, except per share amounts)


                                                            Three Months Ended                     Six Months Ended
                                                                  June 30,                             June 30,
                                                       --------------------------------     -------------------------------
                                                             1997             1996               1997             1996
                                                       --------------    --------------     --------------   --------------


Sales                                                  $      578.1      $      506.1       $    1,127.5     $    1,004.1
Operating Costs and Expenses:
  Cost of sales                                               387.2             338.7              762.2            671.7
  Selling and administrative expenses                         132.0             110.7              257.1            220.1
  Restructuring costs                                            -                 -                  -               4.0
                                                       --------------    --------------     --------------   --------------
                                                              519.2             449.4            1,019.3            895.8
                                                       --------------    --------------     --------------   --------------
Operating income                                               58.9              56.7              108.2            108.3
Interest expense                                               (8.2)             (9.5)             (17.2)           (20.2)
Interest income                                                 1.4               0.3                2.4              0.9
Gain on issuance of subsidiary stock                           13.7                -                13.7               -
Other income (expense) - net                                   21.4              (5.1)              17.1             (9.4)
                                                       --------------    --------------     --------------   --------------
Income from continuing operations before
  income taxes and Trust distributions                         87.2              42.4              124.2             79.6
Income tax expense                                            (32.2)            (14.7)             (45.7)           (28.1)
Distributions on Trust preferred securities                    (2.6)             (2.7)              (5.2)            (5.3)
                                                       --------------    --------------     --------------   --------------
Income from continuing operations                              52.4              25.0               73.3             46.2
Income from discontinued operations (Note B):
  Income from discontinued operations (net of tax)              3.4              12.9                8.0             11.6
  Gain on sale of discontinued operations,
    including provision of $7.9 for operating losses
    during the phase-out period (less applicable
    income taxes of $22.8)                                       -                 -                59.5               -
                                                       --------------    --------------     --------------   --------------
Net Income                                             $       55.8      $       37.9       $      140.8     $       57.8
                                                       ==============    ==============     ==============   ==============


Earnings per share:
  Continuing operations                                $       0.96      $       0.46       $       1.35     $       0.86
  Discontinued operations                                      0.06              0.24               1.24             0.22
                                                       --------------    --------------     --------------   --------------
  Net income                                           $       1.02      $       0.70       $       2.59     $       1.08
                                                       ==============    ==============     ==============   ==============

Weighted average number of common and common
  equivalent shares outstanding - in millions                  54.5              54.0               54.5             53.6


Dividends paid per common share                         $     0.275       $     0.275        $      0.55      $      0.55






See notes to condensed consolidated financial statements.

                                            THE B.F.GOODRICH COMPANY
                                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                             (Dollars in millions)


                                                                           June 30,                December 31,
                                                                             1997                      1996
                                                                       ---------------            --------------

ASSETS
Current Assets
  Cash and cash equivalents                                            $      174.9               $      48.7
  Accounts and notes receivable, less allowances
    for doubtful receivables (June 30, 1997,
    $11.6; December 31, 1996, $13.1)                                          367.5                     398.0
  Inventories                                                                 350.0                     367.1
  Deferred income taxes                                                        68.0                      68.0
  Prepaid expenses and other assets                                            26.5                      30.5
                                                                       ---------------           ---------------
          Total Current Assets                                                986.9                     912.3
                                                                       ---------------           ---------------

Property
  Land, buildings and machinery and equipment                               1,551.0                   1,663.7
  Allowances for depreciation and amortization                               (676.4)                   (717.7)
                                                                       ---------------           ---------------
          Total Property                                                      874.6                     946.0
                                                                       ---------------           ---------------

Deferred Income Taxes                                                            -                        3.3
Goodwill                                                                      504.3                     544.3
Identifiable Intangible Assets                                                 43.5                      47.6
Other Assets                                                                  208.1                     209.6
                                                                       ---------------           ---------------
                                                                       $    2,617.4              $    2,663.1
                                                                       ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                                 $       34.8              $      130.8
  Accounts payable                                                            227.2                     243.1
  Accrued expenses                                                            233.2                     237.2
  Income taxes payable                                                         12.1                      11.1
  Current maturities of long-term debt
    and capital lease obligations                                               6.8                      36.0
                                                                       ---------------           ---------------
          Total Current Liabilities                                           514.1                     658.2
                                                                       ---------------           ---------------

Long-term Debt and Capital Lease Obligations                                  391.8                     400.0

Postretirement Benefits Other Than Pensions                                   341.4                     348.5
Other Non-current Liabilities                                                  81.5                      83.6

Mandatorily Redeemable Preferred Securities of Trust                          122.9                     122.6

Shareholders' Equity
  Common stock - $5 par value
    Authorized 100,000,000 shares; issued 55,248,759
    shares at June 30, 1997, and 54,899,308
    shares at December 31, 1996                                               276.2                     274.5
  Additional capital                                                          367.3                     357.3
  Income retained in the business                                             564.8                     453.7
  Cumulative unrealized translation adjustments                                (2.4)                      5.9
  Unearned portion of restricted stock awards                                  (5.4)                     (9.0)
  Common stock held in treasury, at cost (1,198,030
   shares at June 30, 1997, and 1,135,985 shares
    at December 31, 1996)                                                     (34.8)                    (32.2)
                                                                       ---------------           ---------------
          Total Shareholders' Equity                                        1,165.7                   1,050.2
                                                                       ---------------           ---------------
                                                                       $    2,617.4              $    2,663.1
                                                                       ===============           ===============


See notes to condensed consolidated financial statements.

                                     THE B.F.GOODRICH COMPANY
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                      (Dollars in millions)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                  ------------------------------------
                                                                                        1997                1996
                                                                                  ----------------    ----------------
OPERATING ACTIVITIES
  Net Income                                                                      $       140.8       $        57.8
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                          60.0                57.5
    Deferred income taxes                                                                  17.6                15.8
    Gains on sale of businesses                                                          (116.7)               (6.4)
    Change in assets and liabilities, net of effects
      of acquisitions and dispositions of businesses:
       Receivables                                                                        (16.1)                1.8
       Inventories                                                                        (29.6)              (23.6)
       Other current assets                                                                 1.2                 0.4
       Accounts payable                                                                     7.3               (27.6)
       Accrued expenses                                                                     0.4                 0.1
       Income taxes payable                                                                 3.0                 4.7
       Other non-current assets and liabilities                                            (4.0)              (17.1)
                                                                                  ----------------    ----------------
  Net cash provided by operating activities                                                63.9                63.4

INVESTING ACTIVITIES
  Purchases of property                                                                   (62.9)              (78.0)
  Proceeds from sale of property                                                            3.6                 0.9
  Proceeds from sale of businesses                                                        303.2                14.8
  Payments made in connection with acquisitions,
    net of cash acquired                                                                  (23.4)             (105.3)
                                                                                  ----------------    ----------------
  Net cash provided (used) by investing activities                                        220.5              (167.6)

FINANCING ACTIVITIES
  Net (decrease) increase in short-term debt                                              (95.0)              224.2
  Proceeds from issuance of long-term debt                                                   -                 20.0
  Repayment of long-term debt and capital lease obligations                               (34.0)             (137.0)
  Proceeds from issuance of capital stock                                                   6.9                 7.7
  Purchases of treasury stock                                                              (0.3)               (0.1)
  Dividends                                                                               (29.6)              (29.0)
  Distributions on quarterly income preferred securities                                   (5.2)               (2.6)
                                                                                  ----------------    ----------------
  Net cash (used) provided by financing activities                                       (157.2)               83.2

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                               (1.0)               (0.6)
                                                                                  ----------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           126.2              (21.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            48.7               60.3
                                                                                  ----------------    ---------------

CASH AND CASH EQUIVALENTS AT JUNE 30                                              $        174.9      $        38.7
                                                                                  ================    ===============

Supplemental Cash Flow Information:
  Income taxes paid                                                               $         49.1      $        11.3
                                                                                  ================    ===============
  Interest paid, net of amounts capitalized                                       $         16.2      $        20.0
                                                                                  ================    ===============
  Contribution of common stock to pension trust                                   $           -       $        30.0
                                                                                  ================    ===============



See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be achieved for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company recognizes gains (and losses) on the issuance of stock by a subsidiary in accordance with the SEC's Staff Accounting Bulletin 84. Certain prior year amounts have been reclassified to conform to the current year presentation.


Note B: DISCONTINUED OPERATIONS - On July 16, 1997, the Company entered into a definitive agreement to sell its chlor-alkali and olefins ("CAO") business (comprising primarily inventory, fixed assets and certain other assets, amounting to approximately $60.0 million at June 30, 1997) to The Westlake Group for cash proceeds of $92.75 million. The Company will also receive cash from the settlement of accounts receivable net of accounts payable (amounting to approximately $10.0 million at June 30, 1997). The sale is expected to be completed during the third quarter and will result in a gain. The disposition of the CAO business represents the disposal of a segment of a business under APB Opinion No. 30 ("APB 30"). Accordingly, the consolidated statement of income has been restated to reflect the CAO business (previously reported as Other Operations) as a discontinued operation.

On February 3, 1997, the Company completed the sale of Tremco Incorporated to RPM, Inc. for $230.7 million, resulting in an after-tax gain of $59.5 million, or $1.09 per share. The sale of Tremco Incorporated completed the disposition of the Company's Sealants, Coatings and Adhesives ("SC&A") Group which also represented a disposal of a segment of a business under APB 30.

A summary of the results of discontinued operations for the periods presented follows (dollars in millions).



                                              Three Months Ended June 30,        Six Months Ended June 30,
                                              ------------------------------------------------------------
                                                1997             1996              1997             1996
                                                ----             ----              ----             ----
Sales:
   CAO                                     $    37.8        $    44.1          $   78.3        $    77.3
   SC&A                                           -              95.8                -             169.1
                                          ----------------------------------------------------------------
                                           $    37.8        $   139.9          $   78.3        $   246.4
                                          ================================================================

Pretax income from operations:
   CAO                                     $     5.3        $     8.3          $   12.4        $    13.1
   SC&A                                           -               7.2                -               0.7
                                          ----------------------------------------------------------------

                                                 5.3             15.5              12.4             13.8
Pretax gain on sale of business                   -               6.4                -               6.4
Income tax expense                              (1.9)            (9.0)             (4.4)            (8.6)
                                          ----------------------------------------------------------------
Income from discontinued operations        $     3.4        $    12.9          $    8.0        $    11.6
                                          ================================================================



Note  C:  INVENTORY  -  Inventories  included  in  the  accompanying   condensed
consolidated balance sheet consist of:


                                                 (Dollars in millions)
                                               June 30,         December 31,
                                                1997                1996
                                            ------------       ------------
   FIFO or average cost
     (which approximates
      current costs):
      Finished products                      $ 130.5             $ 157.7
      In process                               139.4               122.0
      Raw materials & supplies                 138.1               152.1
                                               -----               -----
                                               408.0               431.8
    Reserve to reduce certain
      inventories to LIFO basis                (58.0)              (64.7)
                                               -----               ------

    Total                                    $ 350.0             $ 367.1
                                               =====               =====


Note D: ACQUISITIONS AND DIVESTITURES - During the latter part of the second quarter of 1997, the Company completed the sale of its Engine Electrical Systems Division, which was part of the Sensors and Integrated Systems Group in the Aerospace segment. The Company received cash proceeds of $72.5 million, which resulted in a pretax gain of $26.4 million ($16.4 million after tax).

During the latter part of the first quarter of 1997, the Company's Aerospace segment acquired a manufacturer of data acquisition systems for satellites and other aerospace applications. The final purchase price of $23.4 million includes approximately $14 million of goodwill. The purchase price allocations have been based on preliminary estimates. Goodwill is being amortized using the straight-line method over 20 years. The results of operations since the acquisition date have been included in the consolidated financial statements, and are not material.


Note E: CAPITAL STOCK - During the first six months of 1997, 349,451 shares of authorized but previously unissued shares of common stock were issued under an employee compensation plan. Also under this plan, 48,345 shares of treasury stock were purchased and 13,700 unearned shares were forfeited and returned to treasury stock.


Note F: PUBLIC OFFERING OF SUBSIDIARY STOCK - In May 1997, the Company's subsidiary, DTM Corporation ("DTM"), issued 2,852,191 shares of its authorized but previously unissued common stock in an initial public offering ("IPO"). The shares were issued at $8.00 per share ($7.44 per share net of the underwriting discount) resulting in cash proceeds of $21.2 million to DTM, net of the underwriting discount. DTM develops, designs, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems, powdered material and related services. The Company owned approximately 92 percent of DTM's outstanding common stock immediately prior to the IPO. As a result of the IPO, the Company's interest declined to approximately 50 percent (the Company did not sell any of its interest in the IPO). The Company recognized a pretax gain of $13.7 million ($8.0 million after tax, including provision for deferred income taxes) in accordance with the SEC's Staff Accounting Bulletin 84.


Note G: INCOME TAXES - The effective tax rate for the second quarter and first six months of 1997 was higher than the federal statutory rate principally due to state and local income taxes. The lower effective rate for the comparable periods of 1996 was principally due to lower foreign income taxes.


Note H: CONTINGENCIES - There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved from time to time in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

A significant portion of accrued environmental liabilities is in connection with five sites which relate to businesses previously discontinued. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to the five previously discontinued sites, the Company's maximum percentage share of the ultimate remediation costs is fixed. Of the five sites, two sites are in the operation and maintenance phase for which costs are reasonably fixed; a third site is in the construction phase, which is expected to be completed soon, which the Company will "buy out" of for a percentage of the total cost without any further liability exposure; a fourth site is currently being constructed for which reasonable estimates of the ultimate completion cost can be made; however, the final cost at completion can vary significantly as a result of changes made during the construction phase and changed regulatory agency requirements, all of which are difficult to predict. With respect to the fifth site, uncertainty exists as to the total cost of remediation and the amount of past EPA costs to be reimbursed.

Management believes that it is reasonably possible that additional environmental costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.


Note I: RECENTLY ISSUED ACCOUNTING STANDARD - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three and six month periods ended June 30, 1997 and June 30, 1996 is not material.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        POSITION AND RESULTS OF OPERATIONS
                        ----------------------------------

               COMPARISON OF THE SECOND QUARTER AND FIRST HALF OF 1997
                  TO THE SECOND QUARTER AND FIRST HALF OF 1996
                  --------------------------------------------


                               TOTAL COMPANY
                               -------------

During the second quarter of 1997, the Company's chlor-alkali and olefins ("CAO") business has been reported as a discontinued operation. The following discussion and analysis excludes the results of the CAO business (previously reported as Other Operations), unless otherwise stated.

Sales in the second quarter of 1997 increased to $578.1 million, or 14 percent over the same period last year. Excluding acquisitions and divestitures, sales increased 11 percent, largely reflecting higher volumes in both the Aerospace and Specialty Chemicals segments.

Sales for the first half of 1997 increased to $1,127.5 million from $1,004.1 million for the corresponding period of 1996, reflecting a 12 percent increase. Excluding acquisitions and divestitures, sales increased 8 percent, for the same reasons as the second quarter.

Cost of sales as a percent of sales in the second quarter of 1997 compared to the same period of 1996 remained virtually unchanged. Total cost of sales increased to $387.2 million in the second quarter of 1997 from $338.7 million in the second quarter of 1996, reflecting acquisitions and internal volume growth.

Cost of sales as a percent of sales for the first half of 1997 increased by 0.7 percentage points. This increase reflects higher original-equipment strategic sales incentives in the Aerospace segment, coupled with higher start-up costs and increased operating expenses in the Specialty Chemicals segment related to several capital projects in Europe and the United States.

Selling and administrative expenses were 22.8 percent of sales for the second quarter of 1997 compared to the 21.9 percent for the corresponding period of 1996. Selling and administrative expenses were $132.0 million for the second quarter of 1997 compared to $110.7 million in the same period of 1996. These increases reflect acquisitions, and higher support costs associated with capital expansions.

For the first half of 1997, selling and administrative expenses were 22.8 percent compared with 21.9 percent for the same period of 1996. Selling and administrative expenses were $257.1 million for the first half of 1997 compared with $220.1 million for the corresponding period last year. The increase occurred for the same reasons as the second quarter.

During the second quarter of 1997, the Company recognized a $13.7 million pretax gain ($8.0 million after tax) in connection with the issuance of a subsidiary's common stock in an initial public offering (see note F to the condensed consolidated financial statements for further details). The Company does not expect public or private offerings of subsidiaries' previously unissued stock to occur in the foreseeable future.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three and six month periods ended June 30, 1997 and June 30, 1996 is not material.



                                   OUTLOOK
                                   -------

During 1997, the Company has sold Tremco Incorporated and Engine Electrical Systems Division, and the sale of CAO is pending. To date in 1997, the Company has made only one relatively modest acquisition. The Company has expressed interest in acquiring several significant businesses, but has not been successful in its efforts to date. While the Company continues to explore significant acquisition opportunities at prices it believes to be appropriate, it is not likely that one will be completed in time to offset in 1997 the loss in operating income that would have been expected to be generated by the divested businesses. If the Company does not make one or more significant acquisitions in the near future, the Company may consider the possibility of entering into a share repurchase program.

                                  SEGMENT ANALYSIS
                                  ----------------


                                         Three Months Ended June 30,                 Six Months Ended June 30,

(Dollars in Millions)                      1997               1996                  1997                1996
---------------------------------------------------------------------------------------------------------------
Sales:
   Aerospace                              $349.7             $303.0              $  676.4            $  610.0
   Specialty Chemicals                     228.4              203.1                 451.1               394.1
                                          ------             ------              --------            --------
      Total                               $578.1             $506.1              $1,127.5            $1,004.1
---------------------------------------------------------------------------------------------------------------
Operating Income:
   Aerospace                              $ 42.9             $ 39.9              $   75.9            $   79.1
   Specialty Chemicals                      31.1               28.5                  62.2                53.5
                                          ------             ------              --------            --------
   Total Reportable Segments                74.0               68.4                 138.1               132.6
   Corporate                               (15.1)             (11.7)                (29.9)              (24.3)
                                          ------             ------              --------            --------
      Total                               $ 58.9             $ 56.7              $  108.2            $  108.3
---------------------------------------------------------------------------------------------------------------


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

Aerospace
---------



Sales by Group (in millions)
                                     Three Months Ended June 30,          Six Months Ended June 30,

                                        1997             1996                1997              1996
-----------------------------------------------------------------------------------------------------
Landing Systems                       $ 120.8          $  95.8             $ 236.6           $ 196.0
Sensors and Integrated Systems          140.1            120.1               266.1             238.0
MRO                                      88.8             87.1               173.7             176.0
-----------------------------------------------------------------------------------------------------
TOTAL                                 $ 349.7          $ 303.0             $ 676.4           $ 610.0
-----------------------------------------------------------------------------------------------------


Second Quarter 1997 Versus Second Quarter 1996
----------------------------------------------

The Aerospace segment achieved sales of $349.7 million in the second quarter of 1997, an increase of 15 percent over the second quarter of 1996. Excluding divestitures and an acquisition, sales increased 14 percent.

The Landing Systems Group sales increased 26 percent over the 1996 second quarter. This growth largely reflects higher demand from original-equipment manufacturers for landing gear and evacuation products, primarily for the B747-400 and B767 programs. Demand also improved for wheels and brakes products for regional, business and military aircraft, as well as for the B777, B737 and A330/340 commercial programs.

Excluding divestitures and an acquisition, sales in the Sensors and Integrated Systems Group increased 12 percent over the 1996 second quarter. This increase reflects stronger demand for aftermarket spares sales, particularly for aircraft sensors and ice protection products. In addition, higher commercial original-equipment demand for sensors products, principally on the B747 and B777 programs, contributed to the quarterly sales growth.

Sales in the MRO Group increased modestly over the prior year second quarter, due to continued strong sales growth at the group's airframe business. The airframe business achieved a 10 percent sales increase over the second quarter of 1996, largely reflecting the full impact of new contracts with two airlines. This growth, however, was substantially offset by lower sales from the component services businesses due to reduced demand from a major customer with whom a new maintenance contract is currently being negotiated, in addition to lost business resulting from the bankruptcy of two major customers.


First Half of 1997 Versus First Half of 1996
--------------------------------------------

Total Aerospace segment sales for the first half of 1997 increased by 11 percent compared
with the first half of 1996.   Excluding divestitures and an acquisition,  sales
increased 9 percent.

Sales in the Landing Systems Group increased 21 percent over the first half of 1996. This improvement occurred for the same reasons affecting the second quarter.

The Sensors and Integrated Systems Group achieved a 12 percent sales increase during the first half of 1997. Excluding divestitures and an acquisition, sales increased 7 percent, also for the same reasons affecting the second quarter sales results.

The MRO Group's sales declined modestly compared to the first half of 1996. In addition to the factors affecting the second quarter sales, the 1996 sales include approximately $7 million of product sales by the component services businesses which are not normally made by the service businesses and which are not expected to recur.


Operating Income by Group (in millions)

                                      Three Months Ended June 30,         Six Months Ended June 30,

                                        1997            1996               1997             1996
---------------------------------------------------------------------------------------------------
Landing Systems                       $ 18.1          $ 15.6              $ 31.4           $ 30.4
Sensors and Integrated Systems          19.4            17.2                34.9             30.1
MRO                                      5.4             7.1                 9.6             18.6
---------------------------------------------------------------------------------------------------
TOTAL                                 $ 42.9          $ 39.9              $ 75.9           $ 79.1
---------------------------------------------------------------------------------------------------


Second Quarter 1997 Versus Second Quarter 1996
----------------------------------------------

Overall, the Aerospace segment's operating income increased 8 percent compared with the second quarter of 1996. Excluding divestitures and an acquisition, operating income increased 7 percent.

The Landing Systems Group achieved a 16 percent increase in operating income over the second quarter of 1997, largely as a result of higher sales levels. This income growth was achieved despite significantly higher original-equipment strategic sales incentives by the group's wheel and brake businesses, and a nearly three week long strike at the group's landing gear business.

The Sensors and Integrated Systems Group operating income increased 13 percent compared with the second quarter of 1996, due to higher sales volumes, particularly for higher margin aftermarket spares sales. Operating income in the 1997 second quarter was constrained by higher engineering costs associated with development programs, mainly in connection with the aircraft health and usage monitoring system. Excluding divestitures and an acquisition, the group's operating income increased 12 percent.

Operating income in the MRO Group declined to $5.4 million in the second quarter of 1997 from $7.1 million in the same period last year, primarily due to the lower component services sales levels previously mentioned. In addition, the group's airframe business continues to experience (although at a diminishing level) labor inefficiencies from training new technicians. During the second half of 1996, the airframe business experienced substantially higher than normal turnover levels due to increased employment at Boeing's neighboring facility. Although turnover of skilled technicians has returned to historical levels during 1997, replacement technicians are still undergoing training, thus negatively impacting productivity.


First Half of 1997 Versus First Half of 1996
--------------------------------------------

Total Aerospace operating income declined by 4 percent compared with the first half of 1996. Excluding divestitures and an acquisition, operating income decreased 6 percent.

The Landing Systems and Sensors and Integrated Systems Groups achieved higher operating income for the first half of 1997 compared with the first half of 1996 for the same reasons that affected the second quarter income results. Excluding divestitures and an acquisition, the Sensors and Integrated Systems Group's operating income increased 11 percent.

Operating income in the MRO Group declined significantly during the first half of 1997 compared with the same period of 1996, also due to the same reasons affecting the second quarter income results.

Specialty Chemicals
-------------------


Sales by Group (in millions)
                                   Three Months Ended June 30,          Six Months Ended June 30,

                                      1997            1996                1997             1996
---------------------------------------------------------------------------------------------------
Specialty Plastics                  $  77.0          $  71.0             $ 153.8          $ 142.6
Specialty Additives                   151.4            132.1               297.3            251.5
---------------------------------------------------------------------------------------------------
TOTAL                               $ 228.4          $ 203.1             $ 451.1          $ 394.1
---------------------------------------------------------------------------------------------------

Second Quarter 1997 Versus Second Quarter 1996
----------------------------------------------

The Specialty Chemicals segment achieved sales of $228.4 million in the second quarter of 1997, an increase of 12 percent over the second quarter of 1996. Excluding the five acquisitions made in the second quarter of 1996, sales increased 8 percent.

The Specialty Plastics Group achieved a 9 percent increase in sales over the second quarter of last year. Excluding an acquisition, sales increased 7 percent, reflecting higher volumes across all business lines. This growth, however, was dampened by the negative foreign currency translation effect of the stronger U.S. dollar, primarily relative to the Belgian franc.

Sales in the Specialty Additives Group increased 8 percent, excluding acquisitions. The group experienced higher volumes across all business lines, with demand being particularly solid in the personal-care, paper, coatings and adhesives markets. The group also benefited from higher selling prices. To a lesser extent, the group was adversely affected by unfavorable foreign currency translation effects.


First Half of 1997 Versus First Half of 1996
--------------------------------------------

Year-to-date sales for the Specialty Chemicals segment increased 14 percent. Excluding acquisitions, sales increased 7 percent.

Both the Specialty Plastics and Specialty Additives Groups achieved higher sales compared with the comparable period of 1996, for the same reasons affecting the second quarter results. Excluding acquisitions, sales increased 6 percent in the Specialty Plastics Group and 7 percent in the Specialty Additives Group.



Operating Income by Group (in millions)

                                 Three Months Ended June 30,            Six Months Ended June 30,

                                   1997            1996                   1997               1996
---------------------------------------------------------------------------------------------------
Specialty Plastics               $  8.5          $ 11.2                 $ 18.3             $ 22.4
Specialty Additives                22.6            17.3                   43.9               31.1
---------------------------------------------------------------------------------------------------
TOTAL                            $ 31.1          $ 28.5                 $ 62.2             $ 53.5
---------------------------------------------------------------------------------------------------

Second Quarter 1997 Versus Second Quarter 1996
----------------------------------------------

Operating income for the Specialty Chemicals segment increased 9 percent. Excluding acquisitions, operating income increased 6 percent.

The Specialty Plastics Group operating income decreased 25 percent from the prior year quarter, excluding an acquisition, despite higher sales in 1997. The group's operating margins were down principally due to higher PVC raw material costs, and start-up costs and higher operating expenses associated with capacity expansions in Europe and the U.S. Operating income was also adversely affected by unfavorable foreign exchange rates.

The Specialty Additives Group operating income increased 31 percent, excluding acquisitions. This achievement largely reflects the benefit of higher volumes, complemented by higher selling prices and lower raw material costs.


First Half of 1997 Versus First Half of 1996
--------------------------------------------

Operating income for the first half of 1997 increased 16 percent for the Specialty Chemicals segment. Excluding acquisitions, operating income increased 10 percent.

Excluding acquisitions, operating income decreased 19 percent in the Specialty Plastics Group but increased 33 percent in the Specialty Additives Group, for the same reasons affecting the second quarter results. In addition, the first half of 1996 included a $1.1 million and $2.9 million pretax charge for the Specialty Plastics and Specialty Additives Groups, respectively, relating to a voluntary early retirement program.



                                 CORPORATE
                                 ---------

Second quarter 1997 Corporate expenses increased to $15.1 million, compared to $11.7 million in the same period last year. This increase is largely attributable to higher costs associated with the Company's long-term incentive plan and other employee benefit costs.

Corporate expenses for the first half of 1997 were $29.9 million compared with $24.3 million for the same period of 1996. The increase is due to the same reasons for the second quarter increase.


                           INTEREST EXPENSE/INCOME
                           -----------------------

Interest expense in the second quarter of 1997 decreased 14 percent to $8.2 million, compared to the same period in 1996. Interest expense for the first half of 1997 decreased 15 percent to $17.2 million, compared to the first half of 1996. These decreases were due to lower short-term debt levels, principally resulting from the use of the proceeds from business divestitures (see note D to the condensed consolidated financial statements).

Higher interest income in the 1997 periods compared with 1996 reflects higher cash levels in 1997 generated from the proceeds of business divestitures.



                                 INCOME TAXES
                                 ------------

For the second quarter of 1997, an income tax provision of $32.2 million was recorded on pretax income from continuing operations of $87.2 million, an effective tax rate of 36.9 percent. For the same period last year, an income tax provision of $14.7 million was recorded on pretax income from continuing operations of $42.4 million, an effective tax rate of 34.7 percent. For the first half of 1997, an income tax provision of $45.7 million was recorded on pretax income from continuing operations of $124.2 million, an effective tax rate of 36.8 percent. For the same period last year, an income tax provision of $28.1 million was recorded, reflecting an effective rate of 35.3 percent. For the 1997 periods, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes. The effective rate was lower for the 1996 periods principally due to lower foreign income taxes.



                             DISCONTINUED OPERATIONS
                             -----------------------

On July 16, 1997, the Company entered into a definitive agreement to sell its CAO business (comprising primarily inventory, fixed assets and certain other assets, amounting to approximately $60.0 million at June 30, 1997) to The Westlake Group for cash proceeds of $92.75 million. The Company will also receive cash from the settlement of accounts receivable net of accounts payable (amounting to approximately $10.0 million at June 30, 1997). The sale is expected to be completed during the third quarter and will result in a gain. The disposition of the CAO business represents the disposal of a segment of a business under APB Opinion No. 30 ("APB 30"). Accordingly, the consolidated statement of income has been restated to reflect the CAO business (previously reported as Other Operations) as a discontinued operation.

On February 3, 1997, the Company completed the sale of Tremco Incorporated to RPM, Inc. for $230.7 million, resulting in an after-tax gain of $59.5 million, or $1.09 per share. The sale of Tremco Incorporated completed the disposition of the Company's Sealants, Coatings and Adhesives ("SC&A") Group which also represented a disposal of a segment of a business under APB 30.

A summary of the results of discontinued operations is presented in note B to the accompanying condensed consolidated financial statements.




                           CAPITAL RESOURCES AND LIQUIDITY
                           -------------------------------

Current assets less current liabilities increased by $218.7 million from December 31, 1996 to June 30, 1997. This result reflects the proceeds from the sale of Tremco Incorporated and the Engine Electrical Systems Division, and lower working capital usage by the Company's businesses during the first half of the year. The Company's current ratio increased from 1.4X at December 31, 1996 to 1.9X at June 30, 1997. The quick ratio also increased from .68X at December 31, 1996 to 1.1X at June 30, 1997. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996) to satisfy its operating requirements and capital spending programs and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 25.2 percent at June 30, 1997, compared with 32.6 percent at December 31, 1996. For purposes of this ratio, the Trust preferred securities are treated as capital.


Cash Flows

Cash flow from operating activities in the first half of 1997 was virtually the same as the corresponding period last year. The Company continues to realize the benefits of its initiatives to reduce the investment in operating working capital. Average operating working capital (defined as accounts receivable plus pre-LIFO inventory less accounts payable) as a percent of annualized sales was
22.9 percent for the first half of 1997, compared with 25.3 percent for the same period last year (percentages exclude the SC&A Group). During the first half of 1997, the Company generated over $300 million in cash proceeds from the previously mentioned business dispositions. The Company expects to generate positive cash flow from operating activities in 1997 after satisfying capital expenditures and payment of dividends, but excluding the effects of acquisitions and divestitures.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held its Annual Meeting of Shareholders on April 21, 1997. As described in the 1997 Proxy Statement, the following actions were taken:

   -  The fourteen nominees for directors were elected.

   - The appointment of Ernst & Young LLP as independent auditors for the year 1997 was ratified.

The votes were as follows:

For Director:

                                         Number of                 Number of
                                           Shares                   Shares
                                         Voted For               Vote Withheld

   Jeannette Grasselli Brown             48,823,456                575,769
   David L. Burner                       48,766,740                632,485
   George A. Davidson, Jr.               48,843,862                555,363
   Richard K. Davidson                   48,832,690                566,535
   James J. Glasser                      48,807,465                591,760
   Thomas H. O'Leary                     48,811,395                587,830
   Douglas E. Olesen                     48,814,665                584,560
   John D. Ong                           48,630,469                768,756
   Richard de J. Osborne                 48,843,546                555,679
   Joseph A. Pichler                     48,825,928                573,297
   Alfred M. Rankin, Jr.                 48,828,019                571,206
   Ian M. Ross                           48,804,090                595,135
   D. Lee Tobler                         48,783,391                615,834
   A. Thomas Young                       48,834,527                564,698


For ratification of independent auditors:

   48,808,611 shares voted for; 288,654 shares voted against; and 301,960 shares vote withheld.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibit 10(A)  - Stock Option Plan, as amended through June 2, 1997.

            Exhibit 10(H) - Rights Agreement, dated as of June 2, 1997, between The B.F.Goodrich Company and The Bank of New York which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Preferred Stock, Series F, par value $1 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C which was filed as Exhibit 1 to Form 8-A filed June 19, 1997 is incorporated herein by reference.

            Exhibit 10(I) - Employee Protection Plan.

            Exhibit 11 - Statement re Computation of Per Share Earnings is filed as part of this report.

            Exhibit 27 - Financial data schedule.

   (b)      Reports on Form 8-K:

                The Company filed a report on Form 8-K with respect to the adoption on June 2, 1997 by the Company's Board of Directors of a Shareholders Rights Plan effective on August 2, 1997, to replace the existing plan that expires August 2, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 6, 1997                             The B.F.Goodrich Company





                                           /S/D. LEE TOBLER
                                           -----------------------------
                                           D. Lee Tobler
                                           Executive Vice President and
                                           Chief Financial Officer




                                            /S/STEVEN G. ROLLS
                                           -----------------------------
                                           Steven G. Rolls
                                           Vice President & Controller
                                           (Chief Accounting Officer)