Form 10-Q
period 1997-09-30
GOODRICH B F CO
filed 1997-11-07
CIK 42542

FORM 10-Q


                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended           September 30, 1997
                       -------------------------------

Commission file number          1-892
                       -------------------------------

                              THE B.F.GOODRICH COMPANY
                              ------------------------


          NEW YORK                                   34-0252680
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


 4020 KINROSS LAKES PARKWAY, RICHFIELD, OHIO              44286-9368
--------------------------------------------              ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   330-659-7600
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


As of September 30, 1997, there were 54,128,605 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                              THE B.F.GOODRICH COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                   (Dollars in millions, except per share amounts)



                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                    September 30,
                                                ---------------------------     ---------------------------
                                                    1997           1996             1997           1996
                                                ------------   ------------     ------------   ------------


Sales                                           $     585.9    $     528.2      $   1,713.4    $   1,532.3
Operating Costs and Expenses:
  Cost of sales                                       389.0          362.5          1,151.2        1,034.2
  Selling and administrative expenses                 133.2          111.8            390.3          331.9
  Restructuring costs                                    -              -                -             4.0
                                                ------------   ------------     ------------   ------------
                                                      522.2          474.3          1,541.5        1,370.1
                                                ------------   ------------     ------------   ------------
Operating income                                       63.7           53.9            171.9          162.2
Interest expense                                       (6.4)         (11.4)           (23.6)         (31.6)
Interest income                                         2.6            0.4              5.0            1.3
Gain on issuance of subsidiary stock                     -              -              13.7             -
Other income (expense) - net                           (4.3)          (8.3)            12.8          (17.7)
                                                ------------   ------------     ------------   ------------
Income from continuing operations before
  income taxes and Trust distributions                 55.6           34.6            179.8          114.2
Income tax expense                                    (20.4)         (11.1)           (66.1)         (39.2)
Distributions on Trust preferred securities            (2.7)          (2.6)            (7.9)          (7.9)
                                                ------------   ------------     ------------   ------------
Income from continuing operations                      32.5           20.9            105.8           67.1
Income from discontinued operations (Note C):          16.8           43.7             84.3           55.3
                                                ------------   ------------     ------------   ------------
Net Income                                      $      49.3    $      64.6      $     190.1    $     122.4
                                                ============   ============     ============   ============


Earnings per share:
  Continuing operations                         $      0.59    $      0.38      $      1.94    $      1.25
  Discontinued operations                              0.31           0.81             1.54           1.02
                                                ------------   ------------     ------------   ------------
  Net income                                    $      0.90    $      1.19      $      3.48    $      2.27
                                                ============   ============     ============   ============

Weighted average number of common and common
  equivalent shares outstanding - in millions          54.6           54.3             54.6           53.8


Dividends paid per common share                 $     0.275    $     0.275      $     0.825    $     0.825






See notes to condensed consolidated financial statements.

                             THE B.F.GOODRICH COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)


                                                                  September 30,            December 31,
                                                                       1997                    1996
                                                                 ---------------         ---------------
ASSETS
Current Assets
  Cash and cash equivalents                                      $        236.9         $          48.7
  Accounts and notes receivable, less allowances
    for doubtful receivables (September 30, 1997,
    $13.0; December 31, 1996, $13.1)                                      352.7                   398.0
  Inventories                                                             357.1                   367.1
  Deferred income taxes                                                    68.0                    68.0
  Prepaid expenses and other assets                                        25.5                    30.5
                                                                 ---------------         ---------------
          Total Current Assets                                          1,040.2                   912.3
                                                                 ---------------         ---------------

Property
  Land, buildings and machinery and equipment                           1,425.1                 1,663.7
  Allowances for depreciation and amortization                           (594.9)                 (717.7)
                                                                 ---------------         ---------------
          Total Property                                                  830.2                   946.0
                                                                 ---------------         ---------------

Deferred Income Taxes                                                        -                      3.3
Goodwill                                                                  499.3                   544.3
Identifiable Intangible Assets                                             42.2                    47.6
Other Assets                                                              214.8                   209.6
                                                                 ---------------         ---------------
                                                                 $      2,626.7          $      2,663.1
                                                                 ===============         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                           $         38.2          $        130.8
  Accounts payable                                                        214.8                   243.1
  Accrued expenses                                                        227.0                   237.2
  Income taxes payable                                                     16.4                    11.1
  Current maturities of long-term debt
    and capital lease obligations                                           4.2                    36.0
                                                                 ---------------         ---------------
          Total Current Liabilities                                       500.6                   658.2
                                                                 ---------------         ---------------

Long-term Debt and Capital Lease Obligations                              390.9                   400.0

Postretirement Benefits Other Than Pensions                               340.2                   348.5
Other Non-current Liabilities                                              69.3                    83.6

Mandatorily Redeemable Preferred Securities of Trust                      123.0                   122.6

Shareholders' Equity
  Common stock - $5 par value
    Authorized 100,000,000 shares; issued 55,327,835
    shares at September 30, 1997, and 54,899,308
    shares at December 31, 1996                                           276.6                   274.5
  Additional capital                                                      370.5                   357.3
  Income retained in the business                                         599.2                   453.7
  Cumulative unrealized translation adjustments                            (5.8)                    5.9

  Unearned portion of restricted stock awards                              (2.9)                   (9.0)
  Common stock held in treasury, at cost (1,199,230
    shares at September 30, 1997, and 1,135,985 shares
    at December 31, 1996)                                                 (34.9)                  (32.2)
                                                                 ---------------         ---------------
          Total Shareholders' Equity                                    1,202.7                 1,050.2
                                                                 ---------------         ---------------
                                                                 $      2,626.7          $      2,663.1
                                                                 ===============         ===============


See notes to condensed consolidated financial statements.

                               THE B.F.GOODRICH COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (Dollars in millions)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       -------------------------------
                                                                            1997              1996
                                                                       -------------     -------------
OPERATING ACTIVITIES
  Net Income                                                           $      190.1      $      122.4
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                              88.3              89.3
    Deferred income taxes                                                      21.1              21.0
    Gains on sale of businesses                                              (138.8)             (6.4)
    Change in assets and liabilities, net of effects
      of acquisitions and dispositions of businesses:
       Receivables                                                             (1.1)              4.8
       Inventories                                                            (52.8)            (22.8)
       Other current assets                                                     1.5               1.2
       Accounts payable                                                        (7.6)            (29.2)
       Accrued expenses                                                        (9.3)              6.1
       Income taxes payable                                                     7.7              (8.3)
       Other non-current assets and liabilities                               (27.0)            (33.2)
                                                                       -------------     -------------
  Net cash provided by operating activities                                    72.1             144.9

INVESTING ACTIVITIES
  Purchases of property                                                       (87.7)           (120.3)
  Proceeds from sale of property                                                3.6               4.3
  Proceeds from sale of businesses                                            395.9              14.8
  Payments made in connection with acquisitions,
    net of cash acquired                                                      (23.4)           (105.8)
                                                                       -------------     -------------
  Net cash provided (used) by investing activities                            288.4            (207.0)

FINANCING ACTIVITIES
  Net (decrease) increase in short-term debt                                  (89.7)            186.5
  Proceeds from issuance of long-term debt                                       -               50.0
  Repayment of long-term debt and capital lease obligations                   (37.1)           (141.4)
  Proceeds from issuance of capital stock                                       8.9               8.9
  Purchases of treasury stock                                                  (0.3)             (0.1)
  Dividends                                                                   (44.5)            (43.7)
  Distributions on quarterly income preferred securities                       (7.9)             (7.9)
                                                                       -------------     -------------
  Net cash (used) provided by financing activities                           (170.6)             52.3

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   (1.7)             (0.7)
                                                                       -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              188.2             (10.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               48.7              60.3
                                                                       -------------     -------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                              $      236.9      $       49.8
                                                                       =============     =============

Supplemental Cash Flow Information:
  Income taxes paid                                                    $       92.5      $       25.5
                                                                       =============     =============
  Interest paid, net of amounts capitalized                            $       27.2      $       35.1
                                                                       =============     =============
  Contribution of common stock to pension trust                        $         -       $       30.0
                                                                       =============     =============



See notes to condensed consolidated financial statements.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


Note A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be achieved for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K and Current Report on Form 8-K (dated October 16, 1997) for the year ended December 31, 1996. The Company recognizes gains (and losses) on the issuance of stock by a subsidiary in accordance with the SEC's Staff Accounting Bulletin 84. Certain prior year amounts have been reclassified to conform to the current year presentation.


Note B: MERGER - On September 22, 1997, the Company and Rohr, Inc. ("Rohr") publicly announced that the two companies had agreed to merge. Rohr primarily designs, develops and integrates aircraft engine nacelle and pylon systems and provides support services. The merger will be effected by a stock-for-stock exchange wherein Rohr common stockholders will receive 0.7 shares of BFGoodrich common stock for each share of Rohr common stock. The value of the merger is estimated at approximately $1.3 billion, including the value of Rohr's debt. The merger is subject to regulatory and shareholder approval and is expected to be completed in late 1997. The merger is expected to be accounted for as a pooling of interests. In its fiscal year ended July 31, 1997, Rohr had sales of $944 million.


Note C: DISCONTINUED OPERATIONS - On August 15, 1997, the Company completed the disposition of its chlor-alkali and olefins ("CAO") business to The Westlake Group for $92.75 million, resulting in an after-tax gain of $14.5 million, or $.27 per share. The disposition of the CAO business represents the disposal of a segment of a business under APB Opinion No. 30 ("APB 30"). Accordingly, the consolidated statement of income has been restated to reflect the CAO business (previously reported as Other Operations) as a discontinued operation.

On February 3, 1997, the Company completed the sale of Tremco Incorporated to RPM, Inc. for $230.7 million, resulting in an after-tax gain of $59.5 million, or $1.09 per share. The sale of Tremco Incorporated completed the disposition of the Company's Sealants, Coatings and Adhesives ("SC&A") Group which also represented a disposal of a segment of a business under APB 30.

A summary of the results of discontinued operations for the periods presented follows (dollars in millions).


                                                Three Months Ended September 30,         Nine Months Ended September 30,
                                                --------------------------------         -------------------------------
                                                        1997              1996                 1997                 1996
                                                --------------------------------         -------------------------------
Sales:
   CAO                                             $    19.8         $    39.4               $    98.0         $   116.7
   SC&A                                                   -              109.5                      -              278.6
                                                   ----------        ----------              ----------        ----------
                                                   $    19.8         $   148.9               $    98.0         $   395.3
                                                   ==========        ==========              ==========        ==========
Pretax income from operations:
   CAO                                             $     3.7         $     7.2               $    16.1         $    20.3
   SC&A (1)                                               -               16.7                      -               23.8
                                                   ----------        ----------              ----------        ----------
                                                         3.7              23.9                    16.1              44.1
Income tax expense                                      (1.4)            (10.2)                   (5.8)            (18.8)
                                                   ----------        ----------              ----------        ----------
Net income from operations                               2.3              13.7                    10.3              25.3
Gains on sale of discontinued operations:
       CAO (2)                                          14.5                -                     14.5                -
       SC&A (3)                                           -                 -                     59.5                -
Adjustment to gain of 1993 discontinued                   -               30.0                      -               30.0
operation
                                                   ----------        ----------              ----------        ----------
Income from discontinued operations                $    16.8         $    43.7               $    84.3         $    55.3
                                                   ==========        ==========              ==========        ==========


(1)  Includes $6.4 million gain on the sale of a business in each 1996 period
(2)  Net of $7.8 million of income taxes
(3) Net of $22.8 million of income taxes; includes provision of $7.9 million for operating losses during the phase-out period

Note  D:  INVENTORY  -  Inventories  included  in  the  accompanying   condensed
consolidated balance sheet consist of:

                                                     (Dollars in millions)
                                                 -------------------------------
                                                 September 30,      December 31,
                                                    1997                1996
                                                 -------------------------------
    FIFO or average cost
     (which approximates
      current costs):
      Finished products                            $ 135.5             $ 157.7
      In process                                     151.0               122.0
      Raw materials & supplies                       128.1               152.1
                                                   --------            --------
                                                     414.6               431.8
    Reserve to reduce certain
      inventories to LIFO basis                      (57.5)              (64.7)
                                                   --------            --------

    Total                                          $ 357.1             $ 367.1
                                                   ========            ========



Note E: ACQUISITIONS AND DIVESTITURES - During the second quarter of 1997, the Company completed the sale of its Engine Electrical Systems Division, which was part of the Sensors and Integrated Systems Group in the Aerospace segment. The Company received cash proceeds of $72.5 million, which resulted in a pretax gain of $26.4 million ($16.4 million after tax).

During the first quarter of 1997, the Company's Aerospace segment acquired a manufacturer of data acquisition systems for satellites and other aerospace applications. The final purchase price of $23.4 million includes approximately $14 million of goodwill. The purchase price allocations have been based on preliminary estimates. Goodwill is being amortized using the straight-line method over 20 years. The results of operations since the acquisition date have been included in the consolidated financial statements, and are not material.


Note F: CAPITAL STOCK - During the first nine months of 1997, 428,527 shares of authorized but previously unissued shares of common stock were issued under an employee compensation plan. Also under this plan, 48,345 shares of treasury stock were purchased and 14,900 unearned shares were forfeited and returned to treasury stock.


Note G: PUBLIC OFFERING OF SUBSIDIARY STOCK - In May 1997, the Company's subsidiary, DTM Corporation ("DTM"), issued 2,852,191 shares of its authorized but previously unissued common stock in an initial public offering ("IPO"). The shares were issued at $8.00 per share ($7.44 per share net of the underwriting discount) resulting in cash proceeds of $21.2 million to DTM, net of the underwriting discount. DTM develops, designs, manufactures, markets and supports, on an international basis, rapid prototyping and rapid tooling systems, powdered material and related services. The Company owned approximately 92 percent of DTM's outstanding common stock immediately prior to the IPO. As a result of the IPO, the Company's interest declined to approximately 50 percent (the Company did not sell any of its interest in the IPO). The Company recognized a pretax gain of $13.7 million ($8.0 million after tax, including provision for deferred income taxes) in accordance with the SEC's Staff Accounting Bulletin 84.


Note H: INCOME TAXES - The effective tax rate for the third quarter and first nine months of 1997 was higher than the federal statutory rate principally due to state and local income taxes. The lower effective rate for the comparable periods of 1996 was principally due to lower foreign income taxes.


Note I: CONTINGENCIES - There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved from time to time in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with 32 sites, most of which related to previously discontinued businesses. The Company believes it may have continuing liability with respect to not more than 16 sites.

A significant portion of accrued environmental liabilities is in connection with four sites which relate to businesses previously discontinued. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to the four sites of previously discontinued businesses, the Company's maximum percentage share of the ultimate remediation costs is fixed. The percentages range from approximately 12 percent to approximately 41 percent, and appropriate reserves have accordingly been established. Of the four sites, two sites are in the operation and maintenance phase for which costs are reasonably fixed. Construction at a third site was begun in 1997, but problems with the remedial design caused work to be discontinued. Modifications or other remedial alternatives are being explored which could result in increases or decreases in estimated costs. Until a decision on these remedy changes is made in early 1998, an accurate cost estimate for this site cannot be determined. The final site is still subject to litigation with the government on the appropriate remedy. Discussions with the government are continuing, but until a final decision on the remedy is made and a settlement of government past costs is reached, it is not possible to estimate the total cost of this site to the Company. The Company believes it has adequately reserved for these sites.

Management believes that it is reasonably possible that additional environmental costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.


Note J: RECENTLY ISSUED ACCOUNTING STANDARD - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and nine month periods ended September 30, 1997 and September 30, 1996 is not material.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  POSITION AND RESULTS OF OPERATIONS
                  ----------------------------------

         COMPARISON OF THE THIRD QUARTER AND FIRST NINE MONTHS OF 1997
               TO THE THIRD QUARTER AND FIRST NINE MONTHS OF 1996
               --------------------------------------------------


                               TOTAL COMPANY
                               -------------

During the third quarter of 1997, the Company completed the disposition of its chlor-alkali and olefins ("CAO") business, which is reported as a discontinued operation. The following discussion and analysis excludes the results of the CAO business (previously reported as Other Operations), unless otherwise stated.

Sales in the third quarter of 1997 increased to $585.9 million, or 11 percent over the same period last year, largely reflecting higher volumes in both the Aerospace and Specialty Chemicals segments.

Sales for the first nine months of 1997 increased to $1,713.4 million from $1,532.3 million for the corresponding period of 1996, reflecting a 12 percent increase. Excluding acquisitions and divestitures, sales increased 9 percent, for the same reasons as the third quarter.

Cost of sales as a percent  of sales in the third  quarter of 1997  improved  to
66.4 percent compared with 68.6 percent for the same period of 1996. The margin improvement resulted from a favorable sales mix in the Aerospace segment and lower variable manufacturing costs in the Specialty Chemicals segment. Total cost of sales increased to $389.0 million in the third quarter of 1997 from $362.5 million in the third quarter of 1996, principally reflecting internal volume growth.

Cost of sales as a percent of sales for the first nine months of 1997 compared with the first nine months of 1996 remained virtually unchanged. Total cost of sales for the 1997 year-to-date period increased to $1,151.2 million from $1,034.2 million for the same period last year.

Selling and administrative expenses were 22.7 percent of sales for the third quarter of 1997 compared with 21.2 percent for the corresponding period of 1996. Selling and administrative expenses were $133.2 million for the third quarter of 1997 compared to $111.8 million in the same period of 1996. These increases principally reflect higher variable selling-related costs in the Specialty Chemicals segment and higher original-equipment strategic sales incentives in the Aerospace segment.

For the first nine months of 1997, selling and administrative expenses were 22.8 percent compared with 21.7 percent for the same period of 1996. Selling and administrative expenses were $390.3 million for the first nine months of 1997 compared with $331.9 million for the corresponding period last year. The increase occurred for the same reasons as the third quarter.

During the first nine months of 1997, the Company recognized a $13.7 million pretax gain ($8.0 million after tax) in connection with the issuance of a subsidiary's (DTM Corporation) common stock in an initial public offering (see note G to the condensed consolidated financial statements for further details). DTM Corporation is currently exploring acquisition opportunities which may involve the issuance of its common stock.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and nine month periods ended September 30, 1997 and September 30, 1996 is not material.

                                  SEGMENT ANALYSIS
                                  ----------------



                             Three Months Ended September 30,         Nine Months Ended September 30,
(Dollars in Millions)              1997            1996                  1997                1996
-----------------------------------------------------------------------------------------------------
Sales:
   Aerospace                     $362.2         $310.7                 $1,038.6          $  920.7
   Specialty Chemicals            223.7          217.5                    674.8             611.6
                                 ------         ------                 --------          --------
      Total                      $585.9         $528.2                 $1,713.4          $1,532.3
-----------------------------------------------------------------------------------------------------
Operating Income:
   Aerospace                     $ 48.3         $ 38.0                 $  124.2          $  117.1
   Specialty Chemicals             31.8           30.8                     94.0              84.3
                                 ------         ------                 --------          --------
   Total Segments                  80.1           68.8                    218.2             201.4
   Corporate                      (16.4)         (14.9)                   (46.3)            (39.2)
                                 ------         ------                 --------          --------
      Total                      $ 63.7         $ 53.9                 $  171.9          $  162.2
-----------------------------------------------------------------------------------------------------


The Company's operations are classified into two business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Specialty Chemicals ("Specialty Chemicals"). Aerospace consists of three business groups: Landing Systems; Sensors and Integrated Systems; and Maintenance, Repair and Overhaul ("MRO"). They serve commercial, military, regional, business and general aviation markets. Specialty Chemicals consists of two business groups: Specialty Additives and Specialty Plastics. They serve various markets, such as personal care, industrial piping, plumbing, pharmaceuticals, printing, textiles and automotive.

Corporate includes general corporate administrative costs and Advanced Technology Group research expenses. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.

An expanded analysis of sales and operating income by business segment follows.

Aerospace
---------

Sales by Group (in millions)


                                      Three Months Ended September 30,          Nine Months Ended September 30,

                                          1997             1996                      1997            1996
----------------------------------------------------------------------------------------------------------------
Landing Systems                        $ 136.5           $ 106.6                   $  373.1         $ 302.7
Sensors and Integrated Systems           140.4             118.3                      406.5           356.2
MRO                                       85.3              85.8                      259.0           261.8
----------------------------------------------------------------------------------------------------------------
TOTAL                                  $ 362.2           $ 310.7                   $1,038.6         $ 920.7
----------------------------------------------------------------------------------------------------------------



Third Quarter 1997 Versus Third Quarter 1996
--------------------------------------------

The Aerospace segment achieved sales of $362.2 million in the third quarter of 1997, an increase of 17 percent over the third quarter of 1996. The impact of divestitures and an acquisition was not significant.

The Landing Systems Group sales increased 28 percent over the 1996 third quarter. This continued growth largely reflects higher demand from original-equipment manufacturers for landing gear and evacuation products, primarily for the B737, B747-400, MD-11 and A330/340 programs. Demand also remained strong for wheels and brakes products for the A330/340 commercial programs, as well as for the F-16 military retrofit program.

Sales in the Sensors and Integrated Systems Group increased 19 percent over the 1996 third quarter. The group continues to benefit from strong demand for aftermarket spares sales, particularly for aircraft sensors. In addition, higher demand for sensors products by commercial original-equipment manufacturers, principally on the B747 and B777 programs, and regional and business jet manufacturers, primarily on the Gulfstream GV and Embraer 145 programs, contributed to the quarterly sales growth.

Sales in the MRO Group remained flat compared with the prior year third quarter. Three lines of maintenance expected to start up in the airframe business during the third quarter were delayed into the fourth quarter by customers. In addition, sales were constrained by lower productivity (see discussion under Operating Income) in the airframe and component overhaul and repair businesses, and lower demand for component overhaul and repair services. (The foregoing analysis contains forward-looking information -- see cautionary statement at the end of the Management's Discussion and Analysis section.) The group's wheel and brake services business (which represented 20 percent of the group's 1997 third quarter sales) achieved an 18 percent increase in sales, reflecting continued solid demand.

First Nine Months of 1997 Versus First Nine Months of 1996
----------------------------------------------------------

Total Aerospace segment sales for the first nine months of 1997 increased by 13 percent compared with the first nine months of 1996, principally reflecting internal volume growth.

Sales in the Landing Systems Group increased 23 percent over the first nine months of 1996. This improvement occurred for the same reasons affecting the third quarter.

The Sensors and Integrated Systems Group achieved a 14 percent sales increase during the first nine months of 1997. Excluding divestitures and an acquisition, sales increased 11 percent, also for the same reasons affecting the third quarter sales results.

The MRO Group's sales declined modestly compared to the first nine months of 1996. In addition to the factors affecting the third quarter sales, the 1996 sales include approximately $7 million of product sales by the component services businesses which are not normally made by the service businesses and which are not expected to recur.


Operating Income by Group (in millions)

                                    Three Months Ended September 30,          Nine Months Ended September 30,

                                       1997             1996                     1997             1996
-------------------------------------------------------------------------------------------------------------
Landing Systems                      $ 21.1            $ 15.2                   $ 52.5          $ 45.5
Sensors and Integrated Systems         24.7              16.5                     59.6            46.8
MRO                                     2.5               6.3                     12.1            24.8
-------------------------------------------------------------------------------------------------------------
TOTAL                                $ 48.3            $ 38.0                   $124.2          $117.1
-------------------------------------------------------------------------------------------------------------


Third Quarter 1997 Versus Third Quarter 1996
--------------------------------------------

Overall, the Aerospace segment's operating income increased 27 percent compared with the third quarter of 1997. Excluding divestitures and an acquisition, operating income increased 24 percent.

The Landing Systems Group achieved a 39 percent increase in operating income over the third quarter of 1996, largely as a result of higher original-equipment sales levels. This income growth was achieved despite significantly higher original-equipment strategic sales incentives by the group's wheel and brake businesses compared with 1996.

The Sensors and Integrated Systems Group operating income increased 50 percent compared with the third quarter of 1996, due to higher sales volumes, particularly for higher margin aftermarket spares sales. Excluding divestitures and an acquisition, the group's operating income increased 45 percent.

Operating income in the MRO Group declined to $2.5 million in the third quarter of 1997, which includes a charge of approximately $1 million to reserve against potential losses related to a customer, Western Pacific Airlines, filing for Chapter 11 protection under the Bankruptcy Code. The reserve represents about 10 percent of the total amount receivable from Western Pacific Airlines. While it is possible that additional charges may be taken in the future, the amount reserved for at September 30, 1997 is based on information currently available to the Company. Although Western Pacific Airlines continues to operate, there is insufficient information currently to assess if there will be a material decline in MRO revenues and income generated from this customer. Apart from the Western Pacific Airlines situation, the group is experiencing the continued effect of lower productivity, largely due to labor inefficiencies from training new technicians at the group's airframe and component overhaul and repair businesses in Everett, Washington. Turnover of skilled technicians has continued at higher than normal historical levels as a result of continued hiring of new technicians at Boeing's and airlines' neighboring facilities; however, the turnover rate is still considerably lower than during the second half of 1996 when Boeing significantly ramped up its hiring of skilled technicians. The Company does not expect the turnover rate to diminish appreciably in the near future. Recent press articles indicating that Boeing may need to substantially increase its production work force in the immediate future could result in higher turnover of skilled technicians in the affected MRO businesses. In addition to labor productivity issues, operating margins have weakened as a result of significant increases in wages and related benefits provided to skilled technicians during the past six to twelve months in order to be more competitive with compensation being offered by competing industry employers. (The foregoing analysis contains forward-looking information -- see cautionary statement at the end of the Management's Discussion and Analysis section.)


First Nine Months of 1997 Versus First Nine Months of 1996
----------------------------------------------------------

Total Aerospace operating income increased by 6 percent compared with the first nine months of 1996. Excluding divestitures and an acquisition, operating income increased 4 percent.

The Landing Systems and Sensors and Integrated Systems Groups achieved higher operating income for the first nine months of 1997 compared with the first nine months of 1996 for the same reasons that affected the third quarter income results. Excluding divestitures and an acquisition, the Sensors and Integrated Systems Group's operating income increased 11 percent.

Operating income in the MRO Group declined significantly during the first nine months of 1997 compared with the same period of 1996, also due to the same reasons affecting the third quarter income results.

Specialty Chemicals
-------------------

Sales by Group (in millions)

                              Three Months Ended September 30,      Nine Months Ended September 30,


                                  1997             1996               1997             1996
----------------------------------------------------------------------------------------------------
Specialty Plastics             $  78.1          $  72.0             $ 231.8          $ 214.6
Specialty Additives              145.6            145.5               443.0             397.0
----------------------------------------------------------------------------------------------------
TOTAL                          $ 223.7          $ 217.5             $ 674.8           $ 611.6
----------------------------------------------------------------------------------------------------



Third Quarter 1997 Versus Third Quarter 1996
--------------------------------------------

The Specialty Chemicals segment achieved sales of $223.7 million in the third quarter of 1997, an increase of 3 percent over the third quarter of 1996.

The Specialty Plastics Group achieved a 9 percent increase in sales over the third quarter of last year, reflecting higher volumes across all business lines in North America and Europe. The group's growth, however, continues to be dampened by the negative foreign currency translation effect of the stronger U.S. dollar, primarily relative to the Belgian franc.

Sales in the Specialty Additives Group remained flat. The group enjoyed higher volumes in most markets, especially in the personal care, adhesives and construction markets. These gains, however, were offset by an unfavorable sales mix and continued adverse foreign currency translation effects.


First Nine Months of 1997 Versus First Nine Months of 1996
----------------------------------------------------------

Year-to-date sales for the Specialty Chemicals segment increased 10 percent. Excluding acquisitions, sales increased 5 percent.

Both the Specialty Plastics and Specialty Additives Groups had higher volumes across all business lines compared with the comparable period of 1996. The impact of this growth was negatively impacted by adverse translation effects. Excluding acquisitions, sales increased 5 percent in the Specialty Additives Group. The impact of a 1996 acquisition in the Specialty Plastics Group was not significant.

Operating Income by Group (in millions)

                             Three Months Ended September 30,      Nine Months Ended September 30,

                                 1997             1996                  1997             1996
--------------------------------------------------------------------------------------------------
Specialty Plastics              $12.1             $10.0                $30.4            $32.4
Specialty Additives              19.7              20.8                 63.6             51.9
--------------------------------------------------------------------------------------------------
TOTAL                           $31.8             $30.8                $94.0            $84.3
--------------------------------------------------------------------------------------------------



Third Quarter 1997 Versus Third Quarter 1996
--------------------------------------------

Operating income for the Specialty Chemicals segment increased modestly in the 1997 third quarter.

The Specialty Plastics Group operating income increased 21 percent from the prior year quarter, largely due to higher sales, complemented by a favorable mix. The group's operating income was constrained by start-up costs and higher operating expenses associated with capacity expansions in Europe and the U.S. and, to a lesser extent, adverse exchange rate effects.

The Specialty Additives Group operating income decreased 5 percent, despite comparable sales levels in each period. Operating margins were adversely impacted by higher selling-related costs and adverse foreign exchange rate effects.


First Nine Months of 1997 Versus First Nine Months of 1996
----------------------------------------------------------

Operating income for the first nine months of 1997 increased 12 percent for the Specialty Chemicals segment. Excluding acquisitions, operating income increased 9 percent.

The Specialty Plastics Group's operating income declined, despite higher sales in 1997. Operating margins were weakened by higher operating costs, plant start-up costs and unfavorable translation effects.

Higher sales volume was the principal factor for higher operating income in the Specialty Additives Group compared with the 1996 year-to-date period. Operating income was negatively impacted by the translation effects of the stronger U.S. dollar.

                                      CORPORATE
                                      ---------

Third quarter 1997 Corporate expenses increased to $16.4 million, compared with $14.9 million in the same period last year. This increase is largely attributable to higher costs associated with the Company's long-term incentive plan and other employee benefit costs.

Corporate expenses for the first nine months of 1997 were $46.3 million compared with $39.2 million for the same period of 1996. The increase is due to the same reasons as for the third quarter increase.



                              INTEREST EXPENSE/INCOME
                              -----------------------

Interest expense in the third quarter of 1997 decreased 44 percent to $6.4 million, compared with the same period in 1996. Interest expense for the first nine months of 1997 decreased 25 percent to $23.6 million, compared with the first nine months of 1996. These decreases were largely due to lower short-term debt levels, principally resulting from the use of the proceeds from business divestitures (see notes C and E to the condensed consolidated financial statements).

Higher interest income in the 1997 periods compared with 1996 reflects higher cash levels in 1997 generated from the proceeds of business divestitures.



                               OTHER INCOME/EXPENSE-NET
                               ------------------------

For the third quarter of 1997, the Company had other expense of $4.3 million compared with other expense of $8.3 million in the same period last year. The prior year quarter included a $3.5 million charge for transaction costs incurred in connection with the then unsuccessful sale of CAO to The Westlake Group.

For the 1997 year-to-date period, other income (expense) - net includes the $26.4 million pretax gain on the sale of Engine Electrical Systems Division.



                                    INCOME TAXES
                                    ------------

For the third quarter of 1997, an income tax provision of $20.4 million was recorded on pretax income from continuing operations of $55.6 million, an effective tax rate of 36.7 percent. For the same period last year, an income tax provision of $11.1 million was recorded on pretax income from continuing operations of $34.6 million, an effective tax rate of
32.1 percent. For the first nine months of 1997, an income tax provision of $66.1 million was recorded on pretax income from continuing operations of $179.8 million, an effective tax rate of 36.8 percent. For the same period last year, an income tax provision of $39.2 million was recorded, reflecting an effective rate of 34.3 percent. For the 1997 periods, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes. The effective rate was lower for the 1996 periods principally due to lower foreign income taxes.



                              DISCONTINUED OPERATIONS
                              -----------------------

 On August 15, 1997, the Company completed the disposition of its CAO business to The Westlake Group for $92.75 million, resulting in an after-tax gain of $14.5 million, or $.27 per share. The disposition of the CAO business represents the disposal of a segment of a business under APB Opinion No. 30 ("APB 30"). Accordingly, the consolidated statement of income has been restated to reflect the CAO business (previously reported as Other Operations) as a discontinued operation.

On February 3, 1997, the Company completed the sale of Tremco Incorporated to RPM, Inc. for $230.7 million, resulting in an after-tax gain of $59.5 million, or $1.09 per share. The sale of Tremco Incorporated completed the disposition of the Company's Sealants, Coatings and Adhesives ("SC&A") Group which also represented a disposal of a segment of a business under APB 30.

A summary of the results of discontinued operations is presented in note C to the accompanying condensed consolidated financial statements.



                                MERGER WITH ROHR, INC.
                                ----------------------


On September 22, 1997, the Company and Rohr, Inc. ("Rohr") publicly announced that the two companies had agreed to merge. Rohr primarily designs, develops and integrates aircraft engine nacelle and pylon systems and provides support services. The merger will be effected by a stock-for-stock exchange wherein Rohr common stockholders will receive 0.7 shares of BFGoodrich common stock for each share of Rohr common stock. The value of the merger is estimated at approximately $1.3 billion, including the value of Rohr's debt. The merger is subject to regulatory and shareholder approval and is expected to be completed in late 1997. In its fiscal year ended July 31, 1997, Rohr had sales of $944 million.

Immediately following the merger, the Company intends to refinance most of Rohr's debt with lower cost debt. The Company estimates it will incur a charge of approximately $25 million in the aggregate for debt extinguishment costs. The Company is striving to refinance Rohr's debt, and recognize the related debt extinguishment costs, in the same quarter the merger is consummated.

The merger is expected to be accounted for as a pooling of interests. The pooling of interests criteria, amongst other things, will impose limitations on the Company's ability to divest assets and repurchase shares for a period of up to two years after the merger is consummated.



                               YEAR 2000 COMPUTER COSTS
                               ------------------------

The Company has been addressing for some time the computer system changes that will be required to ensure functionality of all the Company's computer systems for the year 2000. The Company is currently or soon will be engaged in the implementation of several new business systems, replacing outdated systems. The new systems are already designed to be year 2000 compliant. In other circumstances, the Company will be required to make changes to existing systems. The Company currently estimates that incremental costs (i.e., payments to third parties) to modify existing software to become year 2000 compliant should be less than $5 million in the aggregate for existing BFGoodrich businesses. Such costs are expected to be incurred primarily throughout 1998 and 1999, and will be expensed as incurred. The Company is currently reviewing the magnitude of the year 2000 issue for Rohr's operations. Although costs will be incurred by Rohr's businesses, the level of costs has not been determined at this time. The Company is also reviewing the efforts being undertaken by its vendors and customers to become year 2000 compliant to ensure that no business interruption is experienced at the turn of the century. The Company is not currently aware of vendor or customer circumstances that may have a material adverse impact on the Company. (The foregoing analysis contains forward-looking information -- see cautionary statement at the end of the Management's Discussion and Analysis section.)


                             CAPITAL RESOURCES AND LIQUIDITY
                             -------------------------------

Current assets less current liabilities increased by $285.5 million from December 31, 1996 to September 30, 1997. This result principally reflects the proceeds from the sale of Tremco Incorporated, CAO and the Engine Electrical Systems Division. The Company's current ratio increased from 1.4X at December 31, 1996 to 2.1X at September 30, 1997. The quick ratio also increased from .68X at December 31, 1996 to 1.2X at September 30, 1997. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996) to satisfy its operating requirements and capital spending programs, to refinance most of Rohr's debt at a lower effective interest rate following the merger, and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 24.6 percent at September 30, 1997, compared with 32.6 percent at December 31, 1996. For purposes of this ratio, the Trust preferred securities are treated as capital.

Cash Flows

Cash flow from operating activities in the first nine months of 1997 includes approximately $33 million in tax payments relating to business divestitures. Excluding these payments, cash flow from operating activities in the first nine months of 1997 was approximately $40 million less than the same period last year. This decrease is principally due to higher working capital usage in 1997 to support higher sales volumes. Average operating working capital (defined as accounts receivable plus pre-LIFO inventory less accounts payable) as a percent of annualized sales declined to 23.3 percent for the first nine months of 1997, compared with 25.6 percent for the same period last year (percentages exclude the SC&A Group and CAO). During the first nine months of 1997, the Company generated approximately $400 million in cash proceeds from the previously mentioned business dispositions. The Company expects to generate positive cash flow from operating activities in 1997 after satisfying capital expenditures and payment of dividends, but excluding the effects of acquisitions and divestitures.



       FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
       --------------------------------------------------------------

This document includes certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involves risk and uncertainty. The explanation of the higher than normal historical turnover rate of technicians in the Aerospace MRO Group assumes that Boeing and airlines continue to hire technicians. If Boeing or the airlines were to cease hiring new technicians, the Company's turnover rate may return to normal historical levels. If the three new lines of maintenance which are expected to be started up in the fourth quarter are further delayed by customers, there could be a further adverse impact on the MRO Group. If Western Pacific Airlines were to reduce its need for MRO services or it were to cease operating, there could be an adverse effect on future business of the MRO Group until replacement business is secured. Additionally, if Western Pacific Airlines were to cease operating, it is likely the Company would incur additional write-offs of its receivables. Such events could be exacerbated if there is a substantial change in the health of the airline industry, or in the general economy, or if a customer were to experience major financial difficulties. If outside vendors are unable to make their computer systems year 2000 compliant in time, or if the magnitude of the year 2000 issue is greater than presently anticipated, it could have a material adverse impact on the Company.

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibit 11 - Statement re Computation of Per Share Earnings is filed as part of this report.

            Exhibit 27 - Financial data schedule.

   (b)      Reports on Form 8-K:   Filed on  September 22, 1997,  regarding  the
                merger with Rohr, Inc.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 5, 1997                             The B.F.Goodrich Company
----------------                             ------------------------





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