Form 10-K
period 1997-12-31
GOODRICH B F CO
filed 1998-03-09
CIK 42542

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997.
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from____________________to______________________

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

       Registrant's telephone number, including area code: (330) 659-7600

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of March 2, 1998 was $3,613.5 million ($49.625 per share). On such date, 72,815,895 of such shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement dated March 13, 1998 are incorporated by reference into Part III.

                                     PART I
                                     ------
ITEM 1.   BUSINESS
------    --------

GENERAL DEVELOPMENT OF BUSINESS

On December 22, 1997, BFGoodrich completed a merger with Rohr, Inc. by exchanging 18,588,004 shares of BFGoodrich common stock for all of the common stock of Rohr (the term Company is used to refer to BFGoodrich including Rohr). Each share of Rohr common stock was exchanged for .7 of one share of BFGoodrich common stock. The merger was accounted for as a pooling of interests, and all prior period financial statements have been restated to include the financial information of Rohr as though Rohr had always been a part of BFGoodrich. For further information concerning the merger with Rohr, see Note A of the Notes to Consolidated Financial Statements appearing on page 40 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

The Company manufactures and supplies a wide variety of systems and component parts for the aerospace industry and provides maintenance, repair and overhaul services on commercial, regional, business and general aviation aircraft. The Company also manufactures specialty plastics and specialty additives products for a variety of end-user applications.

A further description of the Company's business is provided below.

The Company, with 1997 sales of $3.4 billion, is organized into two principal business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Specialty Chemicals ("Specialty Chemicals"). The Company maintains patent and technical assistance agreements, licenses and trademarks on its products, process technologies and expertise in most of the countries in which it operates. The Company conducts its business through numerous divisions and 82 wholly and majority-owned subsidiaries worldwide.

The principal executive offices of BFGoodrich are located at 4020 Kinross Lakes Parkway, Richfield, Ohio 44286-9368 (telephone (330) 659-7600).

The Company was incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

During 1997, the Company acquired five businesses (four of which were acquired during the fourth quarter) for cash consideration of $133.4 million in the aggregate, which includes $65.3 million of goodwill. The purchase price allocations have been based on preliminary estimates. One of the acquired businesses is a manufacturer of data acquisition systems for satellites and other aerospace applications. A second business manufactures diverse aerospace products for commercial and military applications. A third business is a manufacturer of dyes, chemical additives and durable press resins for the textiles industry. A fourth business manufactures thermoplastic polyurethanes and is located in the United Kingdom. The remaining acquisition is a small specialty chemicals business.

In January 1998, the Company signed a definitive agreement to acquire Freedom Chemical Company for $375.0 million in cash. Freedom Chemical had sales of $293.1 million in 1997, 42 percent of which were outside the United States. Freedom Chemical is a leading global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products. Freedom Chemical has leadership positions as a supplier of specialty chemical additives used in personal care, food and beverage, pharmaceutical, textile, graphic arts, paints, colorants and coatings applications and as chemical intermediates. The Company expects to complete the transaction late in the first quarter of 1998.

On August 15, 1997, the Company sold its chlor-alkali and olefins ("CAO") business to The Westlake Group for $92.7 million, resulting in an after-tax gain of $14.5 million, or $.19 per diluted share. The disposition of the CAO business represents the disposal of a segment of a business under APB Opinion No. 30 ("APB 30"). Accordingly, the Consolidated Statement of Income reflects the CAO business (previously reported as Other Operations) as a discontinued operation.

On February 3, 1997, the Company sold Tremco Incorporated to RPM, Inc. for $230.7 million, resulting in an after-tax gain of $59.5 million, or $.80 per diluted share. The sale of Tremco Incorporated completed the disposition of the Company's Sealants, Coatings and Adhesives ("SC&A") Group, which also represented a disposal of a segment of a business under APB 30. Accordingly, the SC&A Group is also reflected as a discontinued operation in the Consolidated Statement of Income.

Also during 1997, the Company completed the sale of its Engine Electrical Systems Division, which was part of the Sensors and Integrated Systems Group in the Aerospace Segment. The Company received cash proceeds of $72.5 million, which resulted in a pretax gain of $26.4 million ($16.4 million after tax).

During 1996, the Company acquired five specialty chemicals businesses for cash consideration of $107.9 million, which includes $80.0 million of goodwill. Four of the acquisitions are part of the Specialty Additives Group. One of the businesses acquired is a European-based supplier of emulsions and polymers for use in paint and coatings for textiles, paper, graphic arts and industrial applications. Two of the acquisitions represent product lines consisting of water-borne acrylic resins and coatings and additives used in the graphic arts industry. The fourth acquisition consists of water-based textile coatings product lines. The Specialty Plastics Group made the remaining acquisition, a small supplier of anti-static compounds.

During 1995, the Company acquired four small aerospace businesses and two small specialty chemicals businesses for an aggregate price of $15.4 million.

In 1995, the Company sold its wholly owned subsidiary, Arrowhead Industrial Water, Inc., for $84.3 million, which resulted in a pretax gain of $3.6 million.

During 1994, the Company acquired two small specialty chemicals businesses which manufacture coatings and products for the textile industry.

In 1993, the Company acquired certain assets and assumed certain liabilities of eight businesses and acquired the minority interest in a previously majority-owned subsidiary, for approximately $528.5 million. Acquisitions of five aerospace businesses amounted to approximately $504.8 million. These acquisitions included the Cleveland Pneumatic Company Division and Cleveland Pneumatic Product Service Division (collectively referred to as "Cleveland Pneumatic") for approximately $193.4 million from Pneumo Abex Corporation, a wholly owned subsidiary of Abex Inc., and the aerospace business (Rosemount Aerospace) of Rosemount Inc., a wholly owned subsidiary of Emerson Electric Company, for approximately $301.1 million. Cleveland Pneumatic designs, develops and manufactures landing gear for commercial and military aircraft and also provides overhaul service for commercial aircraft landing gear. Principal manufacturing facilities are located in Cleveland, Ohio and Tullahoma, Tennessee. The service facilities are located in Miami, Florida. Rosemount Aerospace designs and manufactures aerospace sensors and related equipment in facilities located in Burnsville and Eagan, Minnesota. The other Aerospace acquisitions, which were, in the aggregate, not significant, include a specialty heating and avionics power business and a manufacturer of automated test equipment for aircraft.

In addition to the five aerospace business acquisitions, three specialty chemicals businesses were acquired in 1993, which included a water management business (which was subsequently included in and sold along with Arrowhead Industrial Water, Inc.), a manufacturer of urethane polymer resins and a small reaction-injection-molding business. These acquisitions in the aggregate were not significant.

Also, in December 1993, the Company disposed of its remaining investment in The Geon Company ("Geon"). Geon was formed in early 1993 from the business (other than the chloralkali, ethylene and utilities operations primarily located at Calvert City, Kentucky) that was previously included in the former Geon Vinyl Division of the Company. The disposition of Geon through public offerings of stock generated net cash proceeds of $470.4 million and a financial gain of $110.9 million after tax. Prior to the sale of Geon, the Company received a special distribution of $160.0 million from Geon. Net assets of Geon, including equity in earnings of the business to the dates of disposition, were approximately $247.0 million.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In 1997, 1996 and 1995, sales to Boeing, solely by the Aerospace Segment, totaled 11 percent, 9 percent and 9 percent, respectively, of consolidated sales.

For financial information concerning the Company's sales, operating income, identifiable assets, property additions, depreciation and amortization and geographic information, see Note O of the

Notes to Consolidated Financial Statements appearing beginning on page 56 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

NARRATIVE DESCRIPTION OF BUSINESS

Aerospace
---------

The Company's Aerospace Segment is conducted through four major business groups.

Aerostructures Group (Rohr) primarily designs, develops and integrates aircraft engine nacelle and pylon systems and provides support services.

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

Specialty Chemicals
-------------------

The Company's Specialty Chemicals Segment is conducted through two major business groups.

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

BACKLOGS

At December 31, 1997, the Company had a backlog of approximately $2.4 billion, principally related to the Aerospace Segment, of which approximately 68 percent is expected to be filled during 1998. The amount of backlog at December 31, 1996 was approximately $2.3 billion. Backlogs in the Aerospace Segment are subject to delivery delays or program cancellations, which are beyond the Company's control.

RAW MATERIALS

Raw materials used in the manufacture of Aerospace products, including steel and carbon, are available from a number of manufacturers and are generally in adequate supply.

Availability of all major monomers and chemicals used in the Specialty Chemicals Segment is anticipated to be adequate for 1998. While chemical feedstocks are currently in adequate supply, in past years, from time-to-time for limited periods, various chemical feedstocks were in short supply. However, the effect of any future shortages on the Company's operations will depend upon the duration of any such shortages and possibly on future U.S. Government policy, which cannot be determined at this time.

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

For additional information concerning environmental matters, see Note W of the Notes to Consolidated Financial Statements appearing beginning on page 67 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.


RESEARCH AND DEVELOPMENT

The Company conducts research and development under Company-funded programs for commercial products and under contracts with others. Research and development expense amounted to $141.2 million in 1997, which includes amounts funded by customers. For additional information concerning research and development expense, see Note P of the Notes to Consolidated Financial Statements appearing on page 58 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

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

HUMAN RESOURCES

As of December 31, 1997, the Company had 15,809 employees in the United States. An additional 1,029 people were employed overseas. Approximately 7,700 employees were hourly paid. The Company believes it has good relationships with its employees.

The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from May 1998 to October 2000. There were no material work stoppages during 1997. The Company did, however, experience a three-week strike during 1997 at its landing gear business.

FOREIGN OPERATIONS

The Company is engaged in business in foreign markets. Manufacturing and service facilities for Aerospace and Specialty Chemicals are located in Belgium, Canada, England, France, Germany, Hong Kong, The Netherlands, Scotland, Singapore and Spain. A plant in Korea manufactures specialty chemicals for the Company. The Company also markets its products and services through sales subsidiaries and distributors in a number of foreign countries. The Company also has technical fee and patent royalty agreements with various foreign companies.

Outside North America, no single foreign geographic area is currently significant, although the Company continues to expand its business in Europe. Currency fluctuations, tariffs and similar import limitations, price controls and labor regulations can affect the Company's foreign operations, including foreign affiliates. Other potential limitations on the Company's foreign operations include expropriation, nationalization, restrictions on foreign investments or their transfers, and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by the unavailability of dollar exchange or other restrictive regulations that foreign governments could enact. The Company does not believe that such restrictions or regulations would have a materially adverse effect on its business, in the aggregate.

For additional financial information about foreign and domestic operations and export sales, see Note O of the Notes to Consolidated Financial Statements appearing beginning on page 56 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2.   PROPERTIES
------    ----------

The manufacturing and service operations of the Company are carried on at facilities, all of which are owned, unless otherwise indicated, at the following locations:

Aerospace
---------
Albuquerque, New Mexico
Amelot, France*
Arkadelphia, Arkansas
Austin, Texas*
Basingstoke, England*
Bedford, Massachusetts
Burnsville, Minnesota
Cedar Knolls, New Jersey
Chula Vista, California**
Cleveland, Ohio**
Columbus, Ohio
Dallas, Texas*
East Brunswick, New Jersey*
Eagan, Minnesota
Everett, Washington**
Fairhope, Alabama*
Foley, Alabama*
Fort Lauderdale, Florida
Grand Rapids, Michigan
Green, Ohio**
Hagerstown, Maryland
Hamburg, Germany
Harrow, England*
Heber Springs, Arkansas*
Irvine, California*
Jacksonville, Florida
Louisville, Kentucky*
Lynnwood, Washington*
Marlboro, Massachusetts*
Memphis, Tennessee
Miami, Florida*
Middletown, Connecticut*
New Century, Kansas**
Oldsmar, Florida
Ontario, California*
Paris, France
Phoenix, Arizona
Prestwick, Scotland*
Pueblo, Colorado
Riverside, California

------------------
San Marcos, Texas
Santa Fe Springs, California**
Sheridan, Arkansas*
Singapore*
Spencer, West Virginia
Taipo, Hong Kong*
Tempe, Arizona*
Toulouse, France**
Troy, Ohio
Tullallahoma, Tennessee
Union, West Virginia
Vergennes, Vermont
Wokingham, England
Zevenaar, The Netherlands


Specialty Chemicals
-------------------
Akron, Ohio
Antwerp, Belgium
Avon Lake, Ohio
Barcelona, Spain
Calvert City, Kentucky
Chagrin Falls, Ohio
Darien, Connecticut
Donaldson, South Carolina
Elyria, Ohio
Gastonia, North Carolina
Greenville, South Carolina
Henry, Illinois
Lawrence, Massachusetts
Leominster, Massachusetts
Louisville, Kentucky
Oevel, Belgium
Pedricktown, New Jersey
Shepton Mallet, England
Taylors, South Carolina
Twinsburg, Ohio
Williston, South Carolina

Research Facilities and
Administrative Offices Other Than
Manufacturing Facility Offices
------------------------------
Avon Lake, Ohio*
Brecksville, Ohio
Brussels, Belgium*
Chula Vista, California**
Cleveland, Ohio*
Hong Kong*
Montrose, Ohio
North Canton, Ohio*
Richfield, Ohio
Uniontown, Ohio*
Washington, D.C.*
Waterloo, Ontario, Canada*


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

ITEM 3.   LEGAL PROCEEDINGS
------    -----------------


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

The Company has been named a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency in connection with 38 sites, most of which relate to businesses that the Company has previously discontinued. The Company believes it may have continuing liability with respect to not more than 18 sites, most of which relate to previously discontinued businesses. Sites for which successor companies have assumed liability are not included. Based on information currently available, the Company believes it has adequately accrued for future environmental expenditures. However, management believes that it is reasonably possible that additional environmental costs may be incurred beyond the amounts accrued as a result of new information. The amounts, if any, however, cannot be estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

In June 1987, the U. S. District Court of Los Angeles, in U.S. ET AL. VS. STRINGFELLOW (United States District Court for the Central District of California, Civil Action No. 83-2501 (JMI)), granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This suit, along with related lawsuits, alleges that the defendants are jointly and severally liable for all damage in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. In June 1989, a federal jury and a special master appointed by the Federal court found the State of California also liable for the cleanup costs. On November 30, 1993, the special master released his "Findings of Fact, Conclusion of Law and Reporting Recommendations of the Special Master Regarding the State Share Fact-Finding Hearing." In it, he allocated liability between the State of California and other parties. As this hearing did not involve the valuation of future tasks and responsibilities, the order did not specify dollar amounts of liability. The order, phrased in percentages of liability, recommended allocating liability on the CERCLA claims as follows: 65 percent to the State of California and 10 percent to the Stringfellow entities, leaving 25 percent to the generator/counterclaimants (including the Company) and other users of the site (or a maximum of up to 28 percent depending on the allocation of any Stringfellow entity orphan share). On the state law claims, the special master recommended a 95 percent share for the State of California, and 5 percent for the Stringfellow entities, leaving 0 percent for the generator/counterclaimants. The special master's recommendation was substantially approved by the federal judge but that decision has been appealed. The Company and other generators of wastes disposed at the Stringfellow site, which include numerous companies with assets and equity significantly greater than the Company, are jointly and severally liable for the share of cleanup costs for which the generators, as a group, ultimately are found to be responsible. The Company is the second largest generator of wastes disposed at the site by volume, although it and certain other generators have argued the final allocation among generators of their shares of cleanup costs should not be determined solely by volume. The largest generator of wastes disposed at the Stringfellow site, by volume, has indicated it is significantly dependent on insurance to fund its share of any cleanup costs, and that it is in litigation with certain of its insurers. The Company intends to continue to defend vigorously these matters and believes, based on currently available information, that the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

The Company has reached settlements with its primary comprehensive general liability insurance carriers concerning the Stringfellow site and has retained the right to file future claims against its excess carriers.

During fiscal 1993, Region IX of the United States Environmental Protection Agency ("EPA") named the Company as a generator of hazardous wastes that were transported to the Casmalia Resources Hazardous Waste Management Facility (the "Casmalia Site") in Casmalia, California. In July 1996, the Company and approximately 50 other cooperating generators executed a Consent Decree and an Administrative Order on Consent which obligated the cooperating generators to perform, jointly and severally, certain response actions at the Casmalia Site prior to the entry of the Consent Decree. Since the entry of the Consent Decree, the cooperating generators (including the Company) have agreed to perform certain remedial actions at the Casmalia Site. The Company does not yet know the ability of all other PRPs at this site, which include companies of substantial assets and equity, to fund their allocable share. Some PRPs have made preliminary estimates of cleanup costs at this site of approximately $60.0 to $70.0 million and the Company's share (based on estimated, respective volumes of discharge into such site by all generators, all of which cannot now be known with certainty) could approximate $2.0 million. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

The EPA has asserted that the Company and others disposed of certain hazardous substances at the Industrial Excess Landfill site in Uniontown, Ohio. This site is on the National Priorities List. The Company and some of the other PRPs have contributed to the cost of a public water supply system in the area. The Government has filed a lawsuit against the Company and twelve other PRPs seeking to recover past and future response and oversight costs of an undetermined amount (but currently in excess of $22.0 million). The State of Ohio has also sued to recover its oversight costs. The defendants are seeking contribution, indemnity, and cost recovery under CERCLA, in third party claims against 68 other PRPs. The Company is currently engaged in discussions with the government to change the remedy. If successful, a settlement may result. The Company's ultimate costs are uncertain but it is presently estimated that they should not exceed approximately 11 percent of the total cost expended on the site. Estimates of the total costs for the EPA selected remedy range from $32.0-50.0 million. If an alternative remedy is accepted, these costs could be cut by as much as one-half. The Company's aggregate liability is estimated to be approximately $5.0 million.

The Company was identified as a PRP with respect to cleanup of the Vandale Junkyard, Marietta Ohio, a National Priorities List Superfund Site. The
Company, along with other PRPs, was issued a unilateral order to design and construct a remedy at this site. Construction began in 1997, but was halted when geological conditions made construction of the remedy as designed ineffective. Additional testing is being conducted to determine what modifications are necessary. The participating PRPs hope to complete a remedy in 1999, but costs are likely to increase. The suit against Lockheed Martin and Mobil Oil who were substantial waste contributors at the site has resulted in an agreement which includes interim participation by those parties at 25 percent of total site costs and a course of binding alternative dispute resolution to determine final allocation of liability and costs among the parties. The U.S. EPA has sued the six PRPs, including the Company, for the government's oversight costs. The Company's total costs at this site, including investigation, design, construction, transaction costs and reimbursement of the government are not anticipated to exceed $4.3 million, subject to significant changes in the remedy.

The Oklahoma Department of Environmental Quality sued the Company and others based on two different environmental issues at the former BFGoodrich Tire plant in Miami, Oklahoma. The first issue involves the release of asbestos to the environment as a result of demolition and/or deterioration of the plant buildings. In this part of the case, the State filed a motion for mandatory injunction against the Company and the not-for-profit company to which the plant was donated in 1993, Save Our Children's Environment (SOCE). The motion sought to have the defendants clean up and abate the alleged hazard posed by loose asbestos at the site. The court ordered SOCE and the current owner of the property, Ottawa Management Company, to prepare and implement a plan to abate the asbestos hazard. The Court declined to enjoin the Company without a full trial on all the issues. The defendants and Oklahoma engaged in mediated settlement discussions in August and September 1997 and arrived at an agreement contingent upon obtaining a performance bond to assure performance of the asbestos clean-up by the current owner. The owner could not obtain the necessary bond.

The second part of the suit involves soil and/or groundwater contamination resulting from the operation of the plant prior to the donation. This issue is covered by an indemnity from The Uniroyal-Goodrich Tire Company, who has agreed to address this part of the State's concern and has signed an administrative consent order to perform the necessary work.

A settlement is in the final stages of being completed. Under the agreement, the Company will spend approximately $300,000 in costs, penalties and remediation in exchange for a dismissal from the State.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

On December 22, 1997, the shareholders of the Company, at a special meeting, approved the issuance of the Company's common stock in connection with the merger with Rohr, Inc. Results of the voting were as follows: 42,425,014 shares voted for; 697,804 shares voted against; and 307,085 shares abstained from voting.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

Common stock prices and dividends are on page 70 of the Company's 1997 Annual Report to Shareholders. The number of common shareholders at December 31, 1997, was 13,550. The discussions of the limitations and restrictions on the payment of dividends on common stock are included in Note J appearing beginning on page 49 and Note U on page 63 of the Company's 1997 Annual Report to Shareholders. All of these sections are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

Sales from continuing operations, income from continuing operations, total assets, non-current long-term debt and capital lease obligations, mandatorily redeemable preferred securities of Trust, redeemable preferred stock, income from continuing operations per share of common stock, and dividends declared per share of common stock as of and for each of the years in the five-year period ended December 31, 1997, on page 71 of the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Management's Discussion and Analysis on pages 20-33 of the Company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The Consolidated Financial Statements and the related notes thereto, together with the report thereon of Ernst & Young LLP dated February 16, 1998, and supplementary data, appearing on pages 69-71 of the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

Biographical information concerning the Company's Directors appearing under the caption "Election of Directors" in the Company's proxy statement dated March 13, 1998 is incorporated herein by reference. Biographical information concerning the Company's Executive Officers is as follows:

David L. Burner, Age 58, Chairman, President and Chief Executive Officer
------------------------------------------------------------------------

Mr. Burner joined the Company in 1983 as Vice President, Finance, for the Company's Engineered Products Group. He served in several other management positions before being named Executive Vice President of BFGoodrich Aerospace in 1985. He was appointed President of BFGoodrich Aerospace in 1987. Mr. Burner was elected a Senior Vice President in 1990, an Executive Vice President in 1993, President in December 1995, assumed the additional title of Chief Executive Officer in December 1996 and became Chairman in July 1997. Before joining BFGoodrich he was Executive Vice President and Chief Financial Officer of ABS Industries in Willoughby, Ohio. Mr. Burner received a B.S.C. degree in accounting from Ohio University.


Marshall O. Larsen, Age 49, Executive Vice President and President and Chief
----------------------------------------------------------------------------
Operating Officer, BFGoodrich Aerospace
---------------------------------------

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

Terrence G. Linnert, Age 51, Senior Vice President and General Counsel
----------------------------------------------------------------------

Mr. Linnert joined BFGoodrich in November 1997. Prior to joining BFGoodrich, Mr. Linnert was senior vice president of corporate administration, chief financial officer and general counsel at Centerior Energy Corporation. At BFGoodrich, Mr. Linnert has responsibilities for the Company's legal, auditing, environmental and federal government relations organizations. Mr. Linnert joined The Cleveland Electric Illuminating Company in 1968, holding various engineering, procurement and legal positions until 1986, when CEI and The Toledo Edison Company became affiliated as wholly owned subsidiaries of Centerior Energy Corporation. Subsequently, Mr. Linnert had a variety of legal responsibilities until he was named director of legal services in 1990. In 1992, he was appointed a vice president, with responsibilities for legal, governmental and regulatory affairs. Prior to joining the Company, his responsibilities at Centerior included managing the legal, finance, human resources, regulatory and governmental affairs, auditing and corporate secretary functions. Mr. Linnert received a bachelor of science degree in electrical engineering from the University of Notre Dame in 1968 and a juris doctor degree from the Cleveland-Marshall School of Law at Cleveland State University in 1975.

David B. Price, Jr., Age 52, Executive Vice President and President and Chief
-----------------------------------------------------------------------------
Operating Officer, BFGoodrich Specialty Chemicals
-------------------------------------------------

Mr. Price joined BFGoodrich in July 1997 in his present capacity. Prior to joining BFGoodrich, he was President of Performance Materials of Monsanto Company since 1995. Prior positions held by Mr. Price at Monsanto include Vice President and General Manager of commercial operations for the Industrial Products Group from 1993 to 1995, Vice President and General Manager of the Performance Products Group from 1991 to 1993, and Vice President and General Manager of Specialty Chemicals Division from 1987 to 1991. His association with Monsanto spanned 25 years. Mr. Price has a B.S. in civil engineering from the University of Missouri and an M.B.A. from Harvard University.

D. Lee Tobler, Age 64, Executive Vice President and Chief Financial Officer
---------------------------------------------------------------------------

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

Nicholas J. Calise, Age 56, Vice President, Associate General Counsel and
-------------------------------------------------------------------------
Secretary
---------

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

Robert H. Rau, Age 61, President, BFGoodrich Aerostructures Group
-----------------------------------------------------------------

Mr. Rau received a B.A. in Business Administration from Whittier College. Prior to the Company's merger with Rohr, Inc. in December 1997, Mr. Rau was President and Chief Executive Officer of Rohr, Inc. from 1993-1997. Before joining Rohr, he was an Executive Vice President of Parker Hannifin Corporation and, for the ten years prior to 1993, had served as President of the Parker Bertea Aerospace segment of Parker Hannifin. He joined Parker Hannifin in 1969 and held positions in finance, program management and general management. Mr. Rau has extensive experience in the aerospace industry. Mr. Rau is a member of the Board of Directors of Primtex Technologies, Inc. In addition, Mr. Rau is a member of the Board of Governors of the Aerospace Industries Association, a past Chairman of the General Aviation Manufacturers Association and a member of the Board of Trustees of Whittier College.

Steven G. Rolls, Age 43, Vice President and Controller
------------------------------------------------------

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

George K. Sherwood, Age 59, Vice President - Tax Administration
---------------------------------------------------------------

Mr. Sherwood joined the Company in July 1985 as Staff Vice President - Taxes and was elected Vice President - Tax Administration in April 1986. Prior to joining BFGoodrich, Mr. Sherwood was Vice President - Tax Administration for Zapata Corporation. Mr. Sherwood has a B.S. in business administration from Kansas State College and an M.B.A. in management from The University of Tulsa.

Les C. Vinney, Age 49, Vice President and Treasurer
---------------------------------------------------

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

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

Information concerning executive compensation appearing under the captions "Compensation Committee Report" and "Compensation of Directors" in the Company's proxy statement dated March 13, 1998, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

Security ownership data appearing under the captions "Holdings of Company Equity Securities by Directors and Executive Officers" and "Beneficial Ownership of Securities" in the Company's proxy statement dated March 13, 1998, is incorporated herein by reference.

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

          (b)  Reports on Form 8-K filed in the fourth quarter of 1997:

               Filed October 16, 1997, regarding restatement of financial statements in order to present the chlor-alkali & olefins business (divested on August 15, 1997) as a discontinued operation.

               Filed October 27, 1997, regarding certain pro forma information and plan of disposition pertaining to the sale of the chlor-alkali and olefins business.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 1998.

                         The BFGoodrich Company
                            (Registrant)

                         By S/DAVID L. BURNER
                            ----------------------------------------
                            (David L. Burner, Chairman and Chief
                            Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 1998 by the following persons (including a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated.




/S/DAVID L. BURNER
------------------------------------
(David L. Burner)
Chairman and Chief Executive Officer
and Director
(Principal Executive Officer)

/S/D. LEE TOBLER
------------------------------------
(D. Lee Tobler)
Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

/S/STEVEN G. ROLLS
------------------------------------
(Steven G. Rolls)
Vice President and Controller
(Principal Accounting Officer)

/S/JEANETTE GRASSELLI BROWN
------------------------------------
(Jeanette Grasselli Brown)
Director

/S/DIANE C. CREEL
------------------------------------
(Diane C. Creel)
Director

/S/GEORGE A. DAVIDSON, JR.
------------------------------------
(George A. Davidson, Jr.)
Director

------------------------------------
(Richard K. Davidson)
Director

------------------------------------
(James J. Glasser)
Director


/S/JODIE K. GLORE
------------------------------------
(Jodie K. Glore)
Director

/S/DOUGLAS E. OLESEN
------------------------------------
(Douglas E. Olesen)
Director

/S/RICHARD DE J. OSBORNE
------------------------------------
(Richard de J. Osborne)
Director

/S/JOSEPH A. PICHLER
------------------------------------
(Joseph A. Pichler)
Director

/S/ALFRED M. RANKIN, JR.
------------------------------------
(Alfred M. Rankin, Jr.)
Director

/S/ROBERT H. RAU
------------------------------------
(Robert H. Rau)
Director

/S/IAN M. ROSS
------------------------------------
(Ian M. Ross)
Director

/S/JAMES R. WILSON
------------------------------------
(James R. Wilson)
Director

/S/A. THOMAS YOUNG
------------------------------------
(A. Thomas Young)
Director

                            THE B.F.GOODRICH COMPANY

                         INDEX TO FINANCIAL INFORMATION
                                Item 14(a)(1)-(2)

                                                                                                         Reference
                                                                                                       ------------
                                                                                                           1997
                                                                                                          Annual
                                                                                                         Report to
                                                                                                       Shareholders
                                                                                                           (page)
                                                                                                       ------------
Data incorporated by reference from the 1997 Annual Report to Shareholders of
  The BFGoodrich Company:

      Report of Independent Auditors                                                                       35
      Consolidated Statement of Income for the years ended
           December 31, 1997, 1996 and 1995                                                                36
      Consolidated Balance Sheet at December 31, 1997 and 1996                                             37
      Consolidated Statement of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995                                                                38
      Consolidated Statement of Shareholders' Equity for the years
           ended December 31, 1997, 1996 and 1995                                                          39
      Notes to Consolidated Financial Statements                                                           40-68

      Quarterly Financial Data (Unaudited)                                                                 69-70



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

3(B) The Company's By-Laws, as amended, through February 18, 1991. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-K Annual Report for the year ended December 31, 1990, and is incorporated herein by reference.

4 Information relating to the Company's long-term debt is set forth in Note J "Financing Arrangements" on pages 49 and 50 of the Company's 1997 Annual Report to Shareholders, and is incorporated herein by reference. Instruments defining the rights of holders of such long-term debt are not filed herewith since no single debt item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.

10(A) Stock Option Plan. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference.

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

10(H) Rights Agreement, dated as of June 2, 1997, between The B.F.Goodrich Company and The Bank of New York which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Preferred Stock, Series F, par value $1 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C which was filed as
                     Exhibit 1 to Form 8-A filed June 19, 1997 is incorporated herein by reference.

10(I) Employee Protection Plan. This exhibit was filed with the same designation as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1997, and is incorporated herein by reference.

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

10(L) Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, which was filed as exhibit 10.3 to Registration Statement No. 33-70998 on Form S-1 of The Geon Company, is incorporated herein by reference.

10(M)                Outside Directors' Phantom Share Plan.

Item 14 (a)(3)                    Index to Exhibits

Table II
Exhibit No.
-----------

10(N)                Directors Deferred Compensation Plan

10(O) Rohr, Inc. Supplemental Retirement Plan (Restated 1997) which was filed as an exhibit to Rohr, Inc.'s Form 10-Q for the quarterly period ended May 4, 1997, is incorporated herein by reference.

10(P) Rohr, Inc. 1991 Stock Compensation for Non-Employee Directors which was filed as an exhibit to Rohr, Inc.'s Form 10-K for fiscal year ended July 31, 1992, is incorporated herein by reference.

10(Q)                Rohr Industries, Inc., Management Incentive Plan (Restated
                     1982), as amended through the Fifteenth Amendment, as set forth in Rohr, Inc.'s Form 10-K for fiscal year ended July 31, 1994, is incorporated herein by reference.

10(R) Sixteenth Amendment to Rohr, Inc. Management Incentive Plan (Restated 1982), dated June 7, 1996, which was filed as an exhibit to Rohr, Inc.'s Form 10-K for the fiscal year ended July 31, 1996, is incorporated herein by reference.

10(S) Seventeenth Amendment to Rohr Industries, Inc. Management Incentive Plan (Restated 1982), dated September 13, 1996, which was filed as an exhibit to Rohr, Inc.'s Form 10-K for the fiscal year ended July 31, 1996, is incorporated herein by reference.

10(T) Employment Agreement with Robert H. Rau, which was filed as an exhibit to Rohr, Inc.'s Form 10-Q for the period ended May 2, 1993, is incorporated herein by reference.

10(U) First Amendment to Employment Agreement with Robert H. Rau, which was filed as an exhibit to Rohr, Inc.'s Form 10-K for fiscal year ended July 31, 1996, is incorporated herein by reference.

10(V) Rohr, Inc. 1989 Stock Option Plan filed as exhibit 10.18 to the Rohr Industries, Inc. Form 10-K for the fiscal year ended July 31, 1990, is incorporated herein by reference.

10(W) Rohr, Inc. 1995 Stock Incentive Plan filed as exhibit 4.1 to Rohr, Inc. Registration Statement No. 33-65447 filed on December 28, 1995, is incorporated herein by reference.

Item 14 (a)(3)                     Index to Exhibits

Table II
Exhibit No.
-----------

10(X)                Employment Agreement with Robert H. Rau.

13 Annual Report to Shareholders. The Company's 1997 Annual Report to Shareholders (only those portions incorporated by reference in the Form 10-K).

21                   Subsidiaries

23(a)                Consent of Independent Auditors - Ernst & Young LLP

23(b)                Consent of Independent Auditors - Deloitte & Touche LLP

27                   Financial Data Schedule

99                   Independent Auditors Report

The Company will supply copies of the foregoing exhibits to any shareholder upon receipt of a written request addressed to the Secretary of The B.F.Goodrich Company, 4020 Kinross Lakes Parkway, Richfield, Ohio 44286-9368, and the payment of $.50 per page (except for the Annual Report to Shareholders which is complimentary) to help defray the costs of handling, copying and postage.