Form 10-Q
period 1998-03-31
GOODRICH B F CO
filed 1998-05-13
CIK 42542

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended            March 31, 1998
                    ------------------------------

Commission file number           1-892
                       ------------------------

                          THE B.F.GOODRICH COMPANY
                          ------------------------


          NEW YORK                                     34-0252680
-------------------------------                  --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)


4020 KINROSS LAKES PARKWAY, RICHFIELD, OHIO             44286-9368
-------------------------------------------         ------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   330-659-7600
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


As of March 31, 1998, there were 72,916,001 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                          THE B.F.GOODRICH COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
               (Dollars in millions, except per share amounts)


                                                      Three Months Ended
                                                           March 31,
                                                --------------------------------
                                                     1998              1997
                                                --------------    --------------


Sales                                           $       937.7     $       764.2
Operating Costs and Expenses:
  Cost of sales                                         683.5             561.2
  Selling and administrative expenses                   143.5             131.7
                                                --------------    --------------
                                                        827.0             692.9
                                                --------------    --------------
Operating income                                        110.7              71.3
Interest expense                                        (15.8)            (18.8)
Interest income                                           2.9               2.2
Other expense - net                                      (5.5)             (2.9)
                                                --------------    --------------
Income from continuing operations before
  income taxes and Trust distributions                   92.3              51.8
Income tax expense                                      (35.5)            (19.4)
Distributions on Trust preferred securities              (2.6)             (2.6)
                                                --------------    --------------
Income from continuing operations                        54.2              29.8
Income (loss) from discontinued operations               (1.6)             64.1
                                                --------------    --------------
Net Income                                      $        52.6     $        93.9
                                                ==============    ==============


Earnings (loss) per share:
  Basic
    Continuing operations                       $         0.74     $       0.42
    Discontinued operations                              (0.02)            0.91
                                                --------------    --------------
    Net income                                  $         0.72     $       1.33
                                                ==============    ==============


Earnings (loss) per share:
  Diluted
    Continuing operations                       $        0.72     $        0.40
    Discontinued operations                             (0.02)             0.87
                                                --------------    --------------
    Net income                                  $        0.70     $        1.27
                                                ==============    ==============



Dividends declared per common share             $       0.275     $       0.275




See notes to condensed consolidated financial statements.

                              THE B.F.GOODRICH COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (Dollars in millions)

                                                               March 31,                December 31,
                                                                 1998                      1997
                                                            ----------------         ----------------
ASSETS
------
Current Assets
  Cash and cash equivalents                                 $          60.5           $         47.0
  Accounts and notes receivable, less allowances
    for doubtful receivables (March 31, 1998:
    $18.6; December 31, 1997: $21.3)                                  598.6                    532.6
  Inventories                                                         671.2                    652.6
  Deferred income taxes                                               133.3                    132.4
  Prepaid expenses and other assets                                    33.1                     36.7
                                                            ----------------          ----------------
          Total Current Assets                                      1,496.7                  1,401.3
                                                            ----------------          ----------------

Property
  Land, buildings and machinery and equipment                       2,028.9                  2,015.4
  Allowances for depreciation and amortization                       (967.5)                  (950.3)
                                                            ----------------          ----------------
          Total Property                                            1,061.4                  1,065.1
                                                            ----------------          ----------------

Deferred Income Taxes                                                  80.9                     86.0
Prepaid Pension                                                       143.0                    148.3
Goodwill                                                              535.3                    546.2
Identifiable Intangible Assets                                         50.4                     51.1
Other Assets                                                          578.4                    195.9
                                                            ----------------          ----------------
                                                            $       3,946.1           $      3,493.9
                                                            ================          ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Short-term bank debt                                      $         506.8           $        192.8
  Accounts payable                                                    338.1                    327.6
  Accrued expenses                                                    378.8                    411.3
  Current maturities of long-term debt
    and capital lease obligations                                       3.1                      3.2
                                                            ----------------          ----------------
          Total Current Liabilities                                 1,226.8                    934.9
                                                            ----------------          ----------------

Long-term Debt and Capital Lease Obligations                          692.3                    564.3
Pension Obligations                                                    39.7                     39.6
Postretirement Benefits Other Than Pensions                           342.7                    343.7
Other Non-current Liabilities                                          71.1                     65.7

Mandatorily Redeemable Preferred Securities of Trust                  123.2                    123.1

Shareholders' Equity
  Common stock - $5 par value
    Authorized 100,000,000 shares; issued 74,589,928
    shares at March 31, 1998, and 73,946,160
    shares at December 31, 1997                                       372.9                    369.7
  Additional capital                                                  519.4                    500.7
  Income retained in the business                                     624.1                    591.5
  Accumulated other comprehensive income                               (6.0)                    (3.5)
  Unearned portion of restricted stock awards                            -                      (0.7)
  Common stock held in treasury, at cost (1,673,927
    shares at March 31, 1998, and 1,204,022 shares
    at December 31, 1997)                                             (56.5)                   (35.1)
  Shares in grantor trust (70,867 at March 31, 1998)                   (3.6)                      -
                                                            ----------------          ----------------
          Total Shareholders' Equity                                1,450.3                  1,422.6
                                                            ----------------          ----------------
                                                            $       3,946.1           $      3,493.9
                                                            ================          ================

See notes to condensed consolidated financial statements.

                           THE B.F.GOODRICH COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (Dollars in millions)


                                                                           Three Months Ended
                                                                                March 31,
                                                                    -----------------------------------
                                                                          1998                1997
                                                                    ----------------    ---------------
OPERATING ACTIVITIES
  Net Income                                                        $         52.6      $        93.9
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                             35.9               35.8
    Deferred income taxes                                                      5.1                4.8
    Gain on sale of discontinued operations (net of
      income taxes of $22.8)                                                    -               (59.5)
    Change in assets and liabilities, net of effects
      of acquisitions and dispositions of businesses:
       Receivables                                                           (26.5)             (33.7)
       Inventories                                                           (19.1)             (12.6)
       Other current assets                                                    3.6                1.5
       Accounts payable                                                        5.9               (2.3)
       Accrued expenses                                                      (25.1)             (10.2)
       Income taxes payable                                                    2.2               12.1
       Other non-current assets and liabilities                               (1.2)             (11.2)
                                                                    ----------------    ---------------
  Net cash provided by operating activities                                   33.4               18.6

INVESTING ACTIVITIES
  Purchases of short term investments                                           -                (4.2)
  Purchases of property                                                      (33.6)             (36.4)
  Proceeds from sale of property                                               3.1                0.7
  Proceeds from sale of businesses                                              -               230.7
  Payments made in connection with acquisitions,
    net of cash acquired                                                    (366.1)             (23.0)
  Other                                                                         -                 1.8
                                                                    ----------------   -----------------
  Net cash (used) provided by investing activities                          (396.6)             169.6

FINANCING ACTIVITIES
  Net increase (decrease) in short-term debt                                 315.3              (99.2)
  Proceeds from issuance of long-term debt                                   130.0                 -
  Repayment of long-term debt and capital lease obligations                   (2.2)             (30.5)
  Cash collateral for receivable sales program                                  -                 4.2
  Termination of receivable sales program                                    (40.0)                -
  Proceeds from issuance of capital stock                                      4.5                3.1
  Purchases of treasury stock                                                (12.4)              (0.2)
  Dividends                                                                  (14.9)             (14.8)
  Distributions on Trust preferred securities                                 (2.6)              (2.6)
                                                                    ----------------    ---------------
  Net cash provided (used) by financing activities                           377.7             (140.0)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (1.0)              (1.2)
                                                                    ----------------    ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                         13.5               47.0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              47.0              103.4
                                                                    ----------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $         60.5      $       150.4
                                                                    ================    ===============

Supplemental Cash Flow Information:
  Income taxes paid                                                 $          6.7      $         1.3
                                                                    ================    ===============
  Interest paid, net of amounts capitalized                         $         13.3      $        20.5
                                                                    ================    ===============

See notes to condensed consolidated financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be achieved for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note B: MERGER WITH ROHR - On December 22, 1997, BFGoodrich completed a merger with Rohr, Inc. which was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Rohr as though Rohr had always been a part of BFGoodrich. As such, results for the quarter ended March 31, 1997 combine BFGoodrich and Rohr results for the same calendar quarter.


Note C: DISCONTINUED OPERATIONS - During the 1998 first quarter, the Company recognized a $1.6 million after-tax charge related to a business previously divested and reported as a discontinued operation.

The 1997 first quarter reflects the gain on the sale of Tremco Incorporated and earnings from the chlor-alkali and olefins business that was sold on August 15, 1997 and was reported as a discontinued operation.

Note D:   INVENTORY  -  Inventories  included  in  the  accompanying   condensed
consolidated balance sheet consist of:
                                                 (Dollars in millions)
                                            --------------------------------
                                            March 31,           December 31,
                                              1998                  1997
                                            ---------           ------------
    FIFO or average cost
     (which approximates
      current costs):
      Finished products                      $177.8               $173.4
      In process                              399.1                411.2
      Raw materials and supplies              167.2                161.4
                                             ------               ------
                                              744.1                746.0
    Less:
      Reserve to reduce certain
        inventories to LIFO                   (56.2)               (57.5)
      Progress payments and advances          (16.7)               (35.9)
                                             ------               ------

    Total                                    $671.2               $652.6
                                             ======               ======


Note E: ACQUISITION - Late in March 1998, the Company acquired Freedom Chemical Company ("Freedom Chemical"), a global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products. The preliminary purchase price of approximately $370 million is subject to post-closing adjustments and has been included within Other Assets at March 31, 1998 subject to completion of the purchase price allocation. The results of operations since the acquisition date are not material to the Company's quarterly results and have not been included in the consolidated financial statements.

NOTE F: EARNINGS PER SHARE - The computation of basic and diluted earnings per share for income from continuing operations is as follows for the three months ended March 31:

(In millions, except per share amounts)               1998               1997
                                                    ---------         ---------

Numerator:
   Income from continuing operations
    for basic and diluted earnings per share
      - income available to common stockholders        $54.2           $29.8
                                                       =====           =====

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                   72.8            70.7
                                                       -----           -----
   Effect of dilutive securities:
      Stock options and warrants                          .9             1.5
      Contingent shares                                    -              .7
      Convertible Notes                                  1.3             1.3
                                                       -----           -----
   Dilutive potential common shares                      2.2             3.5
                                                       -----           -----
      Denominator for diluted earnings per
      share - adjusted weighted-average shares
      and assumed conversions                           75.0            74.2
                                                       =====           =====
Per share income from continuing operations:
      Basic                                            $ .74           $ .42
                                                       =====           =====
      Diluted                                          $ .72           $ .40
                                                       =====           =====


NOTE G: COMPREHENSIVE INCOME - As required, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. This standard does not impact net income or total shareholders' equity. SFAS No. 130 requires the Company's change in its minimum pension liability and foreign currency translation adjustment to be included in other comprehensive income. The prior periods' financial statements have been reclassified to conform to these requirements.

Total comprehensive income consists of the following for the three months ended March 31 (dollars in millions):


                                                       1998            1997
                                                   ----------       ----------

Net Income                                            $52.6          $ 93.9
                                                    --------         --------
Other Comprehensive Income:
   Cumulative unrealized translation
      adjustments:
        Unrealized translation
          adjustments during period                    (2.5)           (8.8)
        Less reclassification for translation
            adjustments included in net
            income (net of tax)                          -              1.7
   Minimum pension liability adjustment                  -             26.4
                                                     -------        -------
Other Comprehensive Income                             (2.5)           19.3
                                                     -------        -------
Total Comprehensive Income                            $50.1          $113.2
                                                     =======        =======


Accumulated other comprehensive income consists of the following (dollars in millions):

                                           March 31, 1998     December 31, 1997
                                           --------------     -----------------

Cumulative unrealized translation
   adjustments                                 $(4.2)             $ (1.7)
Minimum pension liability adjustment            (1.8)               (1.8)
                                               ------             -------
                                               $(6.0)             $ (3.5)
                                               ======             =======



Note H: CAPITAL STOCK - During the first three months of 1998, 643,768 shares of authorized but previously unissued shares of common stock were issued under employee compensation plans. Also under these plans, 454,572 shares of treasury stock were purchased and 15,333 unearned shares were forfeited and returned to treasury stock.


Note I: INCOME TAXES - The effective tax rate for the first quarter of 1998 and 1997 was higher than the federal statutory rate principally due to state and local income taxes.

Note J: CONTINGENCIES - There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved from time to time in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with 39 sites, most of which related to previously discontinued businesses. The Company believes it may have continuing liability with respect to not more than 19 sites.

A significant portion of accrued environmental liabilities is in connection with four sites which relate to businesses previously discontinued and two sites that came with the Rohr merger. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to three of the four sites of previously discontinued businesses, the Company's maximum percentage share of the ultimate remediation costs is fixed. The percentages range from approximately 12 percent to approximately 41 percent, and appropriate reserves have accordingly been established. At the fourth site, alternate dispute resolution ("ADR") is under way to establish the various parties' share of responsibility. The Company's interim share is 30 percent, which the Company believes will likely decrease as a result of the ADR.

Of the four sites relating to discontinued businesses, two sites are in the operation and maintenance phase for which costs are reasonably fixed. Construction at a third site was begun in 1997, but problems with the remedial design caused work to be discontinued. Modifications or other remedial alternatives are being explored which could result in increases or decreases in estimated costs. Until a decision on these remedy changes is made, an accurate cost estimate for this site cannot be determined. Litigation on this site with the government over the recovery of past government costs is ongoing. Until a final decision on the remedy is made and the Company's percentage of liability is determined through ADR, it is not possible to estimate the Company's total cost of this site. However, total site costs are not expected to exceed $15.0 million, of which the Company's share is 30 percent, which reflects the basis for the amount accrued at March 31, 1998. The final site involving discontinued businesses continues in litigation with no agreement with the government over the remedy and government costs exceeding $22.0 million. This site presents the greatest uncertainty both as to the nature and cost of the final remedy and the percentage of the government's costs that are found to be recoverable. However, the Company's share of this site is relatively small, at less than 12 percent. The Company has accrued for costs it expects to incur.

The Company also has two active Superfund sites relating to the Aerostructures Group (Rohr). Of these, one is a multimillion dollar site that has been in active investigation/remediation/litigation for over 15 years. Depending on the outcome of recent settlement discussions, the Company may not spend much more on this matter, but a reserve is being retained in the event the settlement does not occur. An action against third-party defendants is being pursued by the potentially responsible parties seeking contribution. No receivable has been reflected for any potential contributions. The second Rohr site is in an earlier stage, and the Company's percentage share of the total site remediation cost has not been determined. The estimated cost of this site to all parties is $70.0 million.

The Company is still in the process of assessing the status of various sites associated with the March 1998 acquisition of Freedom Chemical. However, it appears that most of the remedial sites associated with Freedom Chemical are subject to indemnification agreements with prior owners, thus limiting the Company's exposure. The Company believes that it has adequately reserved for all of the above sites based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company's financial condition but could be material to the Company's results of operations in a given period.


Note K: SUBSEQUENT EVENTS - During April 1998, the Company issued $200 million of 40-year notes and $100 million of 10-year notes with coupon interest rates of
7.0 percent and 6.45 percent, respectively. The Company used the proceeds to retire short-term indebtedness incurred during March 1998 to acquire Freedom Chemical.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   POSITION AND RESULTS OF OPERATIONS
                   ----------------------------------

                 COMPARISON OF THE FIRST QUARTER OF 1998
                       TO THE FIRST QUARTER OF 1997
                       ----------------------------


                              TOTAL COMPANY
                              -------------

Sales during the quarter ended March 31, 1998, increased by $173.5 million, or 23 percent, over sales during the same period last year. The increase is a result of sales volumes in both the Aerospace and Specialty Chemicals Segments. Sales for Aerospace increased by 27 percent and for Specialty Chemicals by 13 percent over the 1997 first quarter.

Operating income during the first quarter of 1998 increased $39.4 million, or 55 percent, over the comparable prior year period. Operating income for Aerospace improved by 60 percent and Specialty Chemicals by 18 percent. Operating expenses for Corporate decreased by 7 percent. The Company's operating income margin for the first quarter of 1998 was 12 percent, compared with 9 percent for the same period last year.

                                SEGMENT ANALYSIS
                                ----------------



Three Months Ended March 31 (dollars in millions)          1998          1997
-------------------------------------------------------------------------------

   Sales:

      Aerospace                                          $685.3          $541.5
      Specialty Chemicals                                 252.4           222.7
-------------------------------------------------------------------------------
         Total                                           $937.7          $764.2
===============================================================================

   Operating Income:

      Aerospace                                         $  87.9          $ 55.0
      Specialty Chemicals                                  36.6            31.1
-------------------------------------------------------------------------------

      Total Reportable Segments                           124.5            86.1
      Corporate                                           (13.8)          (14.8)
-------------------------------------------------------------------------------
         Total                                           $110.7          $ 71.3
===============================================================================


The Company's  operations are classified into two reportable  business segments:
BFGoodrich Aerospace ("Aerospace") and BFGoodrich Specialty Chemicals ("Specialty Chemicals"). Aerospace consists of four business groups:
Aerostructures; Landing Systems; Sensors and Integrated Systems; and Maintenance, Repair and Overhaul ("MRO"). They serve commercial, military, regional, business and general aviation markets.

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

Aerospace
---------

Sales by Group (in millions)

   Three Months Ended March 31               1998              1997
---------------------------------------------------------------------

   Aerostructures                           $302.6            $209.9

   Landing Systems                           142.9             115.8

   Sensors and Integrated Systems            140.2             126.0

   MRO                                        99.6              89.8
---------------------------------------------------------------------

   TOTAL                                    $685.3            $541.5
=====================================================================

The Aerospace Segment achieved a 27 percent increase in sales over the first quarter of 1997, reflecting continued strong demand in most markets.

The Aerostructures Group's increase in sales of 44 percent reflects increased demand from original-equipment manufacturers for both nacelles and spares hardware. The increase in demand for nacelles and spares hardware occurred in all of the group's major programs, including the V2500 and CFM56-5 engine programs that power the A320 aircraft and the PW4000 engine program for the A300/310, MD-11 and MD-90 aircraft.

The Landing Systems Group's sales growth of 23 percent reflects higher demand from original-equipment manufacturers for landing gear and evacuation products, primarily for the B737-700, B747-400, B767 and A330/340 programs. The increase in sales is also due to the establishment of a facility in Seattle to provide fully dressed landing gears to Boeing on the 747-400 program.

Excluding acquisitions and divestitures, sales in the Sensors and Integrated Systems Group increased 15 percent over the 1997 first quarter. This growth reflects increased demand by original-equipment manufacturers for sensor products on most major Boeing programs, as well as on other regional and business programs such as the EMB-RJ145, Gulfstream V and Global Express programs. The group also experienced increased aftermarket demand for pneumatic deicer equipment.

The MRO Group's sales increased from the prior year quarter by 11 percent reflecting increased sales from the component services business. Increased sales in the group's component service business resulted from contract agreements with FedEx to provide maintenance support and with Qantas Airways to provide maintenance support for the wheels and brakes on their entire fleet, including B737, B747 and B767 aircraft. Increased sales in the group's airframe business from Northwest and United Airlines during the quarter were almost completely offset by volume reductions as a result of Western Pacific's Airlines bankruptcy and a contract termination with America West Airlines.

Operating Income by Group (in millions)

   Three Months Ended March 31                        1998             1997
------------------------------------------------------------------------------

   Aerostructures                                   $ 39.5           $ 22.5

   Landing Systems                                    15.9             13.3

   Sensors and Integrated Systems                     28.0             15.5

   MRO                                                 4.5              3.7
------------------------------------------------------------------------------

   TOTAL                                            $ 87.9           $ 55.0
==============================================================================


Total Aerospace Segment operating income increased by 60 percent from the first quarter of 1997, largely reflecting the impact of higher sales volumes and a favorable sales mix.

The Aerostructures Group's operating income increased by 76 percent over the prior year first quarter, due to higher sales and a favorable sales mix of spares.

The Landing Systems Group achieved a 20 percent increase in operating income, reflecting the solid sales growth over the first quarter of 1997. A significant increase in original-equipment strategic sales incentives, primarily for the B747-400 and B777-200 programs, and increased manufacturing costs at the group's landing gear business resulting from an increase in production to match the build rates by original-equipment manufacturers, partly mitigated the increase in operating income.

Excluding acquisitions and dispositions, the Sensors and Integrated Systems Group's operating income increased 83 percent over the 1997 first quarter. This significant increase reflects the effects of higher sales volumes and a favorable sales mix.

Operating income in the MRO Group increased by 22 percent over the comparable prior year period. The increase in operating income resulted from higher demand for maintenance service at the components services business, as well as from process improvements at the landing gear services business.


Specialty Chemicals
-------------------

Sales by Group (in millions)

   Three Months Ended March 31                 1998               1997
------------------------------------------------------------------------

   Specialty Additives                        $168.6             $146.0

   Specialty Plastics                           83.8               76.7
------------------------------------------------------------------------

   TOTAL                                      $252.4             $222.7
========================================================================

The Specialty Chemicals Segment achieved a 13 percent increase in sales for the first quarter of 1998 over the same quarter last year. Excluding acquisitions, Specialty Chemicals sales increased 6 percent over the same quarter last year.

Sales  in  the  Specialty  Additives  Group  increased  15  percent.   Excluding
acquisitions, sales increased by 5 percent, reflecting higher sales in the textile, coatings and industrial and consumer specialty markets.

The Specialty Plastics Group achieved a 9 percent increase in sales over the first quarter of 1997. This growth principally reflects higher volumes, especially in the estane thermoplastic polyurethane markets.


Operating Income by Group (in millions)


   Three Months Ended March 31                  1998           1997
---------------------------------------------------------------------
   Specialty Additives                         $24.8          $21.3
   Specialty Plastics                           11.8            9.8
---------------------------------------------------------------------
   TOTAL                                       $36.6          $31.1
=====================================================================


Operating income for the Specialty Chemicals Segment increased 18 percent over the first quarter of 1997. Excluding the effects of acquisitions, operating income increased 13 percent.

Operating income in the Specialty Additives Group increased 10 percent, excluding acquisitions. This increase reflects higher volumes and higher selling prices for certain coatings, industrial specialty and textile products.

The Specialty Plastics Group's operating income increased 18 percent, excluding acquisitions, largely due to higher volumes and higher selling prices.



                                  CORPORATE
                                  ---------

First quarter 1998 Corporate expenses decreased to $13.8 million, compared with $14.8 million in the same period last year. This decrease is largely attributable to reduced costs associated with the Company's long-term incentive plan.



                               INTEREST EXPENSE
                               ----------------

Interest expense in the first quarter of 1998 decreased 16 percent to $15.8 million, compared with the same period in 1997, primarily as a result of the refinancing of Rohr's higher cost debt with the Company's lower cost debt at the end of 1997.

                                INCOME TAXES
                                ------------

For the first quarter of 1998, an income tax provision of $35.5 million was recorded on pretax income from continuing operations of $92.3 million, an effective tax rate of 38.5 percent. For the same period last year, an income tax provision of $19.4 million was recorded on pretax income from continuing operations of $51.8 million, an effective tax rate of 37.5 percent. For each period, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.


                            DISCONTINUED OPERATIONS
                            -----------------------

During the 1998 first quarter, the Company recognized a $1.6 million after-tax charge related to a business previously divested and reported as a discontinued operation.

The 1997 first quarter reflects the gain on the sale of Tremco Incorporated and earnings from the chlor-alkali and olefins business that was sold on August 15, 1997 and was reported as a discontinued operation.


                            YEAR 2000 COMPUTER COSTS
                            ------------------------

The Company has been addressing the computer system changes that will be required to ensure functionality of all the Company's computer systems for the year 2000. The Company has completed, is currently working on or soon will be engaged in the implementation of several new business systems, replacing outdated systems. The new systems are already designed to be year 2000 compliant. In other circumstances, the Company will be required to make changes to existing systems. The Company currently estimates that incremental costs (i.e., payments to third parties) to modify existing software to become year 2000 compliant should be less than $5 million (excluding Freedom Chemical). Such costs are expected to be incurred primarily throughout 1998 and 1999, and will be expensed as incurred. The Company is currently reviewing the magnitude of the year 2000 issue for Freedom Chemical. Although year 2000 costs will be incurred by the Freedom Chemical businesses, the level of costs has not been determined at this time. The Company is also reviewing the efforts being undertaken by its vendors and customers to become year 2000 compliant to ensure that no business interruption is experienced at the turn of the century. Although this review is in the early stages, the Company is not currently aware of vendor or customer circumstances that may have a material adverse impact on the Company. (The foregoing analysis contains forward-looking information. See cautionary statement at the end of the Management's Discussion and Analysis section.)

                       CAPITAL RESOURCES AND LIQUIDITY
                       -------------------------------

Current assets less current liabilities decreased by $196.5 million from December 31, 1997 to March 31, 1998. The decrease resulted from a substantial increase in the level of short-term indebtedness, partially offset by increases in accounts receivable and inventory. The significant increase in short-term indebtedness reflected interim financing for the March 1998 acquisition of Freedom Chemical. This short-term debt was refinanced on a long-term basis in April 1998. The interim financing caused the Company's current ratio to decrease from 1.5X at December 31, 1997 to 1.2X at March 31, 1998, and the quick ratio from .6X at December 31, 1997 to .5X at March 31, 1998. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Note K to the unaudited condensed consolidated financial statements for the three month period ended March 31, 1998) to satisfy its operating requirements and capital spending programs and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 43.3 percent at March 31, 1998, compared with 33.0 percent at December 31, 1997. For purposes of this ratio, the Trust preferred securities are treated as capital.

Cash Flows

Cash flow from operating activities, excluding merger costs, in the first quarter of 1998 was $40.7 million more than the same period last year. The Company expects to generate positive cash flow in 1998 after satisfying capital expenditures and the payment of dividends, excluding the effects of acquisitions and divestitures.



         FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
         --------------------------------------------------------------

This document includes certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involves risk and uncertainty. If outside vendors are unable to make their computer systems year 2000 compliant in time, or if the magnitude of the year 2000 issue is greater than presently anticipated, it could have a material adverse impact on the Company. If there were a material decrease in the revenue and profitability of the Company's businesses, its cash flow may be adversely affected.

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibit 3(A)(1)     -  Certificate of Amendment to  the Company's
                                 Restated Certificate of Incorporation

          Exhibit 3(B)        -  The Company's By-Laws, as amended through
                                 April 20, 1998

          Exhibit 27          -  Financial Data Schedule - March 31, 1998

          Exhibit 27.1        -  Restated Financial Data Schedule - December 31,
                                 1995 and December 31, 1996

          Exhibit 27.2        -  Restated Financial Data Schedule - March 31,
                                 1997; June 30, 1997 and September 30, 1997

          Exhibit 27.3        -  Restated Financial Data Schedule - March 31,
                                 1996; June 30, 1996 and September 30, 1996

    (b)   Reports on Form 8-K -

          Filed on January 6, 1998 relating to the merger with Rohr, Inc. Filed on January 14, 1998 relating to the acquisition of Freedom Chemical Company

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 13, 1998                                The B.F.Goodrich Company
------------                                ----------------------------





                                            /S/D. LEE TOBLER
                                            ----------------------------
                                            D. Lee Tobler
                                            Executive Vice President and
                                            Chief Financial Officer





                                            /S/ROBERT D. KONEY, JR.
                                            -----------------------------
                                            Robert D. Koney, Jr.
                                            Vice President & Controller
                                            (Chief Accounting Officer)