Form 10-Q
period 1998-06-30
GOODRICH B F CO
filed 1998-08-12
CIK 42542

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended             June 30, 1998
                  ----------------------------------------

Commission file number           1-892
                      -----------------------------

                           THE B.F.GOODRICH COMPANY


          NEW YORK                                34-0252680
-------------------------------                ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


 4020 KINROSS LAKES PARKWAY, RICHFIELD, OHIO                 44286-9368
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code   330-659-7600
                                                   ----------------


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


As of June 30, 1998, there were 73,987,129 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                               THE B.F.GOODRICH COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (Dollars in millions, except per share amounts)



                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                        --------------------------------     --------------   --------------
                                                             1998              1997               1998             1997
                                                        --------------    --------------     --------------   --------------


Sales                                                    $    1,011.0      $   846.5          $  1,948.7       $   1,610.7
Operating Costs and Expenses:
  Cost of sales                                                 732.9          618.1             1,416.4           1,179.3
  Selling and administrative expenses                           160.7          139.2               304.2             270.9
                                                         --------------    --------------     --------------   --------------
                                                                893.6          757.3             1,720.6           1,450.2
                                                         --------------    --------------     --------------   --------------
Operating income                                                117.4           89.2               228.1             160.5
Interest expense                                                (21.3)         (19.3)              (37.1)            (38.1)
Interest income                                                   0.9            1.9                 3.8               4.1
Other income (expense) - net                                     (1.7)          35.8                (7.2)             32.9
                                                         --------------    --------------     --------------   --------------
Income from continuing operations before
  income taxes and Trust distributions                           95.3          107.6               187.6             159.4
Income tax expense                                              (36.8)         (40.5)              (72.3)            (59.9)
Distributions on Trust preferred securities                      (2.6)          (2.6)               (5.2)             (5.2)
                                                         --------------    --------------     --------------   --------------
Income from continuing operations                                55.9           64.5               110.1              94.3
Income (loss) from discontinued operations                         -             3.4                (1.6)             67.5
                                                         --------------    --------------     --------------   --------------
Net Income                                               $       55.9      $    67.9          $    108.5       $     161.8
                                                         ==============    ==============     ==============   ==============


Earnings per share:
  Basic
    Continuing operations                                $       0.76      $     0.91         $     1.50       $      1.33
    Discontinued operations                                        -             0.05              (0.02)             0.96
                                                         --------------    --------------     --------------   --------------
    Net income                                           $       0.76      $     0.96         $     1.48       $      2.29
                                                         ==============    ==============     ==============   ==============


  Diluted
    Continuing operations                                $       0.74      $     0.87         $      1.46      $      1.28
    Discontinued operations                                        -             0.04               (0.02)            0.88
                                                         ==============    ==============     ==============   ==============
    Net income                                           $       0.74      $     0.91         $      1.44      $      2.16
                                                         ==============    ==============     ==============   ==============



Dividends declared per common share                      $      0.275      $    0.275         $     0.550      $     0.550





See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)


                                                                June 30,            December 31,
                                                                  1998                  1997
                                                           ---------------       ----------------
ASSETS
Current Assets
  Cash and cash equivalents                                $      57.1           $      47.0
  Accounts and notes receivable, less allowances
    for doubtful receivables (June 30, 1998:
    $22.8; December 31, 1997: $21.3)                             641.4                 532.6
  Inventories                                                    744.9                 652.6
  Deferred income taxes                                          133.8                 132.4
  Prepaid expenses and other assets                               30.8                  36.7
                                                           ----------------      ----------------
          Total Current Assets                                 1,608.0               1,401.3
                                                           ----------------      ----------------

Property
  Land, buildings and machinery and equipment                  2,181.9               2,015.4
  Allowances for depreciation and amortization                  (993.5)               (950.3)
                                                           ----------------      ----------------
          Total Property                                       1,188.4               1,065.1
                                                           ----------------      ----------------

Deferred Income Taxes                                             74.8                  86.0
Prepaid Pension                                                  140.6                 148.3
Goodwill                                                         763.3                 546.2
Identifiable Intangible Assets                                    54.6                  51.1
Other Assets                                                     221.2                 195.9
                                                           ----------------      ----------------
                                                           $   4,050.9           $   3,493.9
                                                           ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                     $     153.1           $     192.8
  Accounts payable                                               353.7                 327.6
  Accrued expenses                                               411.5                 411.3
  Income taxes payable                                            22.0                    -
  Current maturities of long-term debt
    and capital lease obligations                                  3.1                   3.2
                                                           ----------------      ----------------
          Total Current Liabilities                              943.4                 934.9
                                                           ----------------      ----------------

Long-term Debt and Capital Lease Obligations                     993.4                 564.3
Pension Obligations                                               42.1                  39.6
Postretirement Benefits Other Than Pensions                      350.3                 343.7
Other Non-current Liabilities                                     93.4                  65.7

Mandatorily Redeemable Preferred Securities of Trust             123.3                 123.1

Shareholders' Equity
  Common stock - $5 par value
    Authorized 200,000,000 shares; issued 75,827,150
    shares at June 30, 1998, and 73,946,160
    shares at December 31, 1997                                  379.1                 369.7
  Additional capital                                             539.3                 500.7
  Income retained in the business                                659.7                 591.5
  Accumulated other comprehensive income                          (4.2)                 (3.5)
  Unearned portion of restricted stock awards                       -                   (0.7)
  Common stock held in treasury, at cost (1,840,021
    shares at June 30, 1998, and 1,204,022 shares
    at December 31, 1997)                                        (65.4)                (35.1)
  Shares in grantor trust (70,541 at June 30, 1998)               (3.5)                   -
                                                           ----------------      ----------------
          Total Shareholders' Equity                           1,505.0               1,422.6
                                                           ----------------      ----------------
                                                           $   4,050.9           $   3,493.9
                                                           ================      ================


See notes to condensed consolidated financial statements.

                           THE B.F.GOODRICH COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in millions)


                                                                            Six Months Ended
                                                                                  June 30,
                                                                     -----------------------------------
                                                                           1998                1997
                                                                     ----------------    ---------------
OPERATING ACTIVITIES
  Net Income                                                         $     108.5         $    161.8
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                           79.4               70.7
    Deferred income taxes                                                    9.9               17.6
    Net gains on sales of businesses                                          -              (116.7)
    Change in assets and liabilities,
      net of effects of acquisitions
      and dispositions of businesses:
        Receivables                                                        (19.7)             (63.1)
        Inventories                                                        (35.1)              (5.4)
        Other current assets                                                 7.9                2.2
        Accounts payable                                                    (4.3)              14.8
        Accrued expenses                                                   (18.6)             (10.9)
        Income taxes payable                                                23.9               16.4
        Other non-current assets and liabilities                            (3.5)             (10.5)
                                                                      ------------       ------------
  Net cash provided by operating activities                                148.4               76.9

INVESTING ACTIVITIES
  Purchases of property                                                    (78.3)             (70.9)
  Proceeds from sale of property                                             4.1                5.7
  Proceeds from sale of businesses                                            -               303.2
  Payments made in connection with acquisitions,
    net of cash acquired                                                  (372.9)             (23.4)
  Other                                                                       -                (3.2)
                                                                      ------------      -------------
  Net cash (used) provided by investing activities                        (447.1)             211.4

FINANCING ACTIVITIES
  Net decrease in short-term bank debt                                     (40.4)             (95.0)
  Proceeds from issuance of long-term debt                                 433.0                 -
  Repayment of long-term debt and capital lease obligations                (11.0)             (46.2)
  Cash collateral for receivable sales program                                -                 5.0
  Termination of receivable sales program                                  (40.0)                -
  Proceeds from issuance of capital stock                                   20.5                6.9
  Purchases of treasury stock                                              (13.2)              (0.3)
  Dividends                                                                (34.9)             (29.6)
  Distributions on Trust preferred securities                               (5.2)              (5.2)
                                                                      ------------      -------------
  Net cash provided (used) by financing activities                         308.8             (164.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  -                (1.0)
                                                                      ------------      -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                       10.1              122.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            47.0              103.4
                                                                      ------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     57.1        $     226.3
                                                                      ============      =============

Supplemental Cash Flow Information:
  Income taxes paid                                                   $     14.9        $      49.6
                                                                      =============     =============
  Interest paid, net of amounts capitalized                           $     26.9        $      37.3
                                                                      =============     =============



See notes to condensed consolidated financial statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be achieved for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note B: MERGER WITH ROHR - On December 22, 1997, BFGoodrich completed a merger with Rohr, Inc. which was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Rohr as though Rohr had always been a part of BFGoodrich. As such, results for the three and six month periods ended June 30, 1997 combine BFGoodrich and Rohr results for the same periods.


Note C: DISCONTINUED OPERATIONS - During the 1998 first quarter, the Company recognized a $1.6 million after-tax charge related to a business previously divested and reported as a discontinued operation.

Discontinued operations during the first six months of 1997 reflect the gain on the sale of Tremco Incorporated in February 1997 and earnings from the chlor-alkali and olefins business that was sold in August 1997.

Note D:   INVENTORY - Inventories included in the accompanying condensed consolidated balance sheet consist of:

                                                      (Dollars in millions)
                                                -------------------------------
                                                  June 30,         December 31,
                                                   1998                1997
                                                ------------     --------------
    FIFO or average cost
     (which approximates
      current costs):
      Finished products                           $ 220.2             $ 173.4
      In process                                    409.5               411.2
      Raw materials and supplies                    191.0               161.4
                                                   -------             -------
                                                    820.7               746.0
    Less:
      Reserve to reduce certain
        inventories to LIFO                         (58.4)              (57.5)
     Progress payments and advances                 (17.4)              (35.9)
                                                  --------             -------

    Total                                         $ 744.9             $ 652.6
                                                   =======             =======



Note E: ACQUISITION - Late in March 1998, the Company acquired Freedom Chemical Company ("Freedom Chemical"), a global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products, for approximately $378 million. The purchase price allocations have been based on preliminary estimates, which may be revised at a later date. Goodwill is being amortized using the straight-line method over 20 years.


Note F: DIVESTITURE - During the latter part of the second quarter of 1997, the Company completed the sale of its Engine Electrical Systems Division, which was part of the Sensors and Integrated Systems Group in the Aerospace segment. The Company recorded a pretax gain of $26.4 million ($16.4 million after tax) as a result of the sale which has been reported within other income.


Note G: PUBLIC OFFERING OF SUBSIDIARY STOCK - In May 1997, the Company's subsidiary, DTM Corporation ("DTM"), issued 2,852,191 shares of its authorized but previously unissued common stock in an initial public offering ("IPO"). As a result of the IPO, the Company's interest declined from approximately 92 percent to approximately 50 percent (the Company did not sell any of its interest in the IPO). The Company recognized a pretax gain of $13.7 million ($8.0 million after tax) in accordance with the SEC's Staff Accounting Bulletin 84. The gain has been reported within other income in the Condensed Consolidated Statement of Income.

NOTE H:   EARNINGS PER SHARE  - The computation of basic and diluted earnings per share for income from continuing operations is as follows:



(In millions, except per share amounts)                  Three months ended              Six months ended
                                                              June 30,                        June 30,
                                                         --------------------           ---------------------
                                                          1998           1997            1998           1997
                                                         ------         ------          ------         ------
Numerator:
   Income from continuing operations
      for basic earnings per share-income
      available to common shareholders                   $55.9           $64.5          $110.1        $94.3
   Effect of dilutive securities:
      Convertible Notes                                      -             1.5              -           2.8
                                                         ------          ------         -------       ------
   Numerator  for diluted earnings per
      share - income available to common
      shareholders after assumed conversions             $55.9           $66.0          $110.1        $97.1
                                                         ======          ======         =======       ======

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                     73.4            70.8            73.1         70.8
                                                         ------          ------         -------       ------
   Effect of dilutive securities:
      Stock options and warrants                           1.0             1.4             1.0          1.4
      Contingent shares                                     -               .7              -            .7
      Convertible Notes                                     .9             3.3             1.0          3.2
                                                         ------          ------         -------       ------
   Dilutive potential common shares                        1.9             5.4             2.0          5.3
                                                         ------          ------         -------       ------
   Denominator for diluted earnings per
      share - adjusted weighted-average shares
      and assumed conversions                             75.3            76.2            75.1         76.1
                                                         ======          ======         =======       ======
Per share income from continuing operations:
   Basic                                                 $ .76           $ .91          $ 1.50         $1.33
                                                         ======          ======         =======       ======
   Diluted                                               $ .74           $ .87          $ 1.46         $1.28
                                                         ======          ======         =======       ======




NOTE I: COMPREHENSIVE INCOME - As required, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. This standard does not impact net income or total shareholders' equity. SFAS No. 130 requires the change in the Company's minimum pension liability and foreign currency translation adjustment to be included in other comprehensive income. The prior periods' financial statements have been reclassified to conform to these requirements.

Total comprehensive income consists of the following:



(dollars in millions)                                       Three months ended              Six months ended
                                                                 June 30,                      June 30,
                                                            --------------------         ---------------------
                                                            1998          1997            1998            1997
                                                            ----          ----            ----            ----

Net Income                                                  $55.9         $67.9          $108.5         $161.8
                                                            -----         -----          ------         ------
Other Comprehensive Income:
  Cumulative unrealized translation
     adjustments:
       Unrealized translation adjustments
           during period                                      1.8         (1.8)             (.7)         (10.6)
        Less reclassification for translation
           adjustments included in net
           income (net of tax)                                  -           -                -             1.7
   Minimum pension liability adjustment                         -           -                -            26.4
                                                            ------       ------          -------        -------
Other Comprehensive Income                                    1.8         (1.8)             (.7)          17.5
                                                            ------       ------          -------        -------
Total Comprehensive Income                                  $57.7        $66.1           $107.8         $179.3
                                                            ======       ======          =======        =======



Accumulated other comprehensive income consists of the following (dollars in millions):

                                             June 30, 1998    December 31, 1997
                                             ------------     -----------------

Cumulative unrealized translation
   adjustments                                   $(2.4)             $(1.7)
Minimum pension liability adjustment              (1.8)              (1.8)
                                                 ------             ------
                                                 $(4.2)             $(3.5)
                                                 ======             ======



Note J: CAPITAL STOCK - During the first six months of 1998, 991,134 shares of authorized but previously unissued shares of common stock were issued under employee compensation plans and 889,856 shares of authorized but previously unissued shares of common stock were issued upon conversion of Rohr debentures that were extinguished in late 1997. Also, during the first six months of 1998, 620,666 shares of common stock were received and included in treasury stock along with 15,333 unearned shares that were forfeited and returned to treasury stock. The increase in treasury stock discussed above related solely to employee compensation plans.

Note K: INCOME TAXES - The effective tax rates for the second quarter and first half of 1998 and 1997 were higher than the federal statutory rate principally due to state and local income taxes.

Note L: CONTINGENCIES - There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved from time to time in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with 42 sites, most of which related to previously discontinued businesses and newly acquired businesses. The company believes it may have continuing liability with respect to not more than 19 of these federal sites.

Significant liabilities associated with previously discontinued businesses for the most part arise from four disposal sites. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to three of the fours sites from previously discontinued businesses, the Company's maximum percentage share of the ultimate remediation costs is fixed. The percentages range from approximately 12 percent to approximately 41 percent and appropriate reserves have accordingly been established. At the fourth site, alternate dispute resolution ("ADR") is under way to establish the various parties' share of responsibility. The Company's interim share is 30 percent, which the company believes will likely decrease as the result of the ADR.

Of the four sites relating to discontinued businesses, two sites are in the operation and maintenance phase for which costs are reasonably fixed. Construction at a third site was begun in 1997, but problems with the remedial design caused work to be discontinued. A modified remedial plan was presented to the EPA during the second quarter. Discussions aimed at finalizing the remedy are continuing with the government. Litigation over the government's past costs at this site is on hold pending finalization of the remedy. Total site costs are not expected to exceed $15 million of which the Company's 30 percent share has been adequately reserved for. The final site involving discontinued businesses continues in litigation. Agreement has been reached with the government for a changed remedy but past government costs of over $22 million continue to be an issue. The Company has accrued for the 12 percent of the total costs that it expects to incur.

The Company also has two active Superfund sites relating to the Aerostructures Group. Of these, one site has been in active investigation/remediation/ litigation for over 15 years. As a result, much of the liability at this site has already been addressed. Depending on the outcome of an appeal by the State of California of its share of the liability, the Company may not spend much more on this matter, but a reserve is being retained in the event that the State of California prevails in its appeal and/or that a settlement between the State and the potentially responsible parties ("PRPs") can be achieved. The PRPs are pursuing a contribution action against third-party defendants. No receivable has been reflected for any potential contributions. The second site is in an earlier stage, and the Company's percentage share of the total site cost has not been finally determined. However, its contribution of waste to the site was  approximately 1 percent,  and  constitutes  less  than  2 percent of the waste contributed by the PRP group of which it is a member. In 1996 the PRP group entered into a Consent Decree with EPA that obligated it only to pay for part of the remedy and obligated the EPA to seek funds from other non-participating PRPs. However, there remain some potential liabilities not fully addressed by the Consent Decree. The EPA's total estimated cost for this site to all parties is $450 million, but the PRP group is currently only obligated to perform a portion of the remedy with an estimated cost of $55 million. The group anticipates being able to perform any necessary work at a lower cost.

The Company has reviewed the environmental liabilities associated with the acquisition of Freedom Chemical in March 1998. Many of the environmental liabilities are indemnified by Freedom's predecessors at the various sites.
There are four sites that account  for  a  significant  portion  of  the Freedom
Chemical environmental liabilities. All four sites are current or former manufacturing sites. The existence of these potential liabilities was reflected in the negotiations for the acquisition of Freedom Chemical and has been included in its opening balance sheet.

Although a limited fund for remediation may be available from the former owner at one of the Freedom Chemical sites, the Company anticipates incurring additional costs at this site. The Company will continue to monitor this site as it is still in the investigation phase.

For the remaining three sites, although the remedial design and construction is being conducted by an indemnitor, the Company will remain liable for a majority of the cost for long-term operation and maintenance of the remedy which accounts for the majority of the costs to be incurred by the Company at these sites.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS
                       ----------------------------------

         COMPARISON OF THE SECOND QUARTER AND FIRST SIX MONTHS OF 1998
              TO THE SECOND QUARTER AND FIRST SIX MONTHS OF 1997
              --------------------------------------------------



                                TOTAL COMPANY
                                -------------

Sales during the quarter ended June 30, 1998, were $1.0 billion, an increase of $164.5 million, or 19 percent, over sales during the same period last year. The increase is primarily a result of higher volumes in the Aerospace Segment and acquisitions in the Performance Materials Segment. Sales for Aerospace increased by 8 percent and for Performance Materials by 49 percent over the 1997 second quarter.

Operating income during the second quarter of 1998 increased $28.2 million, or 32 percent, over the comparable prior year period. The increase is primarily a result of higher volumes and a favorable sales mix in the Aerospace Segment and acquisitions in the Performance Materials Segment. Operating income for Aerospace improved by 24 percent and Performance Materials by 29 percent.
Operating expenses for Corporate decreased by 10 percent. The Company's operating income margin for the second quarter of 1998 was 12 percent, compared with 11 percent for the same period last year.

Sales during the first six months of 1998 were $1.9 billion, an increase of $338.0 million, or 21 percent, over the first six months of 1997. The increase in sales is attributable to increased demand in most markets served by the Aerospace Segment and to volume growth and the impact of acquisitions by the Performance Materials Segment.

Operating income during the first six months of 1998 increased by $67.6 million, or 42 percent, over the comparable period last year. The increase reflects higher volumes and a favorable sales mix in the Aerospace Segment and acquisitions by the Performance Materials Segment. Corporate expenses decreased between periods by $2.5 million, or 8 percent. Operating margins have increased as well to 12 percent during the first six months of 1998 as compared to 10 percent during the same period last year.

                              SEGMENT ANALYSIS
                              ----------------



                                             Three Months Ended June 30,               Six Months Ended June 30,
   ------------------------------------------------------------------------------------------------------------------

   (Dollars in Millions)                        1998            1997                   1998             1997
   ------------------------------------------------------------------------------------------------------------------

   Sales:

      Aerospace                             $   670.1       $   618.1              $  1,355.4        $  1,159.6

      Performance Materials                     340.9           228.4                   593.3             451.1
   ------------------------------------------------------------------------------------------------------------------

        Total                               $ 1,011.0       $   846.5              $  1,948.7        $  1,610.7
   ==================================================================================================================

   Operating Income:

      Aerospace                             $    90.9       $    73.3              $    178.8        $    128.3

      Performance Materials                      40.2            31.1                    76.8              62.2
   ------------------------------------------------------------------------------------------------------------------

      Total Reportable Segments                 131.1           104.4                   255.6             190.5

      Corporate                                 (13.7)          (15.2)                  (27.5)            (30.0)
   ------------------------------------------------------------------------------------------------------------------

        Total                               $   117.4       $    89.2              $    228.1         $   160.5
   ==================================================================================================================



The Company's  operations are classified into two reportable  business segments:
BFGoodrich Aerospace ("Aerospace") and BFGoodrich Performance Materials ("Performance Materials"). Aerospace consists of four business groups:
Aerostructures; Landing Systems; Sensors and Integrated Systems; and Maintenance, Repair and Overhaul ("MRO"). They serve commercial, military, regional, business and general aviation markets.

The Performance Materials Segment consists of three groups: Textile and Industrial Coatings; Polymer Additives and Specialty Plastics; and Consumer Specialties. These groups provide materials for a wide range of end-use market applications including textiles, coatings, food and beverage, personal care, pharmaceuticals, graphic arts, industrial piping, plumbing and transportation.

The Performance Materials Segment has previously been reported as the Specialty Chemicals Segment consisting of two groups: Specialty Additives and Specialty Plastics. During the second quarter, the Company reorganized this segment into the three groups noted above and renamed the segment. The reorganization facilitates the segment's global expansion as well as the rapid integration of the recent acquisition of Freedom Chemical Company ("Freedom Chemical"). Previously reported amounts for the segment have been reclassified into the three groups noted above.

Also, due to significant acquisitions subsequent to last year's second quarter, Performance Materials results have been adjusted to a comparable basis to provide a better indication of current operating trends. Thus, comparable results, as presented in the ensuing discussion under the "Comparable % Change" column, are determined by adjusting 1998 results to exclude the impact of acquisitions that were not included in the comparable period last year.

Corporate includes general corporate administrative costs and Advanced Technology Group research expenses. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.

An expanded analysis of sales and operating income by business segment follows.

Aerospace
---------

Sales by Group (in millions)


                                            Three Months Ended June 30,              Six Months Ended June 30,

                                           1998        1997     % Change        1998          1997      % Change
 ---------------------------------------------------------------------------------------------------------------

 Aerostructures                           $282.4      $262.6        8%        $  585.0      $  472.5        24%

 Landing Systems                           143.5       120.8       19%           286.4         236.6        21%

 Sensors and Integrated Systems*           139.8       140.1        -            280.0         266.1         5%

 MRO                                       104.4        94.6       10%           204.0         184.4        11%
 ---------------------------------------------------------------------------------------------------------------

 TOTAL                                    $670.1      $618.1        8%        $1,355.4      $1,159.6        17%
 ===============================================================================================================


* Excluding the impact of a divestiture and an acquisition, sales increased by 8% and 12% for the three and six-month periods ended June 30, 1998 as compared to the comparable periods last year, respectively.


Second Quarter 1998 Compared to Second Quarter 1997
---------------------------------------------------

The Aerospace Segment's increase in sales over the second quarter of 1997 (10 percent excluding the impact of a divestiture) reflected continued strong demand in most markets.

The Aerostructures Group's sales increase largely reflects higher demand for aftermarket spare parts. This increase occurred across many of the group's programs, including the V2500 and CFM56-5 engine programs that power the A319/320/321 family of aircraft, and the MD-90 and CF6-80C2 programs. Original-equipment ("OE") production sales overall were comparable with the prior year. Higher sales on several commercial programs, including the V2500 and the start up of production deliveries on the 737-700 program, were offset by lower demand on the A340 program due to unusually strong sales in the prior year.

The Landing Systems Group's sales growth reflects higher demand from original-equipment manufacturers for landing gear and evacuation products, primarily for the B737-700, B747, B767 and A330/340 programs and the establishment of a facility in Seattle to provide fully dressed landing gears to Boeing on the 747-400 program. The increase in sales is also due to higher aftermarket sales of wheels and brakes and evacuation products.

The 8 percent increase in sales by the Sensors and Integrated Systems Group over the 1997 second quarter, excluding a divestiture, which occurred late in the second quarter of 1997, reflects continued increased demand by original-equipment manufacturers for sensor products on most major Boeing programs, as well as on other regional and business programs such as the EMB-RJ145, Gulfstream V and Global Express programs. The group also experienced increased aftermarket demand for sensors, avionics and pneumatic deicer products.

The MRO Group's increase in sales from the prior year quarter reflects higher sales from the airframe and component services businesses. The airframe business has successfully replaced the volume reductions that resulted from Western Pacific Airlines' bankruptcy and a contract termination with America West Airlines. Increased sales in the Group's component service business reflect higher demand for wheels and brakes and nacelle maintenance services.

First Six Months 1998 Compared to First Six Months 1997
-------------------------------------------------------

The Aerospace Segment's increase in sales over the first half of 1997 (19 percent excluding the effects of an acquisition and a divestiture), reflects continued strong demand in most markets.

The Aerostructures Group's increase occurred for the same reasons as the second quarter comparison. In addition, the Group benefited from non-recurring sales on the GE-90 program.

Sales growth in the Landing Systems, Sensors and Integrated Systems (excluding an acquisition and a divestiture) and MRO Groups occurred for the same reasons as the second quarter comparison.

Operating Income by Group (in millions)


                                           Three Months Ended June 30,           Six Months Ended June 30,

                                           1998        1997     % Change         1998         1997     % Change
 ---------------------------------------------------------------------------------------------------------------

 Aerostructures                            $43.3       $31.7        37%         $ 82.8       $ 54.2       53%

 Landing Systems                            16.3        18.1      (10)%           32.2         31.4        3%

 Sensors and Integrated Systems*            25.3        19.4        30%           53.3         34.9       53%

 MRO                                         6.0         4.1        46%           10.5          7.8       35%
 ---------------------------------------------------------------------------------------------------------------

 TOTAL                                     $90.9       $73.3        24%         $178.8       $128.3       39%
 ===============================================================================================================

* Excluding the impact of a divestiture and an acquisition, operating income increased by 24% and 47% for the three and six-month periods ended June 30, 1998 as compared to the comparable periods last year, respectively.


Second Quarter 1998 Compared to Second Quarter 1997
---------------------------------------------------

Total Aerospace Segment operating income increased from the second quarter of 1997, largely reflecting the impact of a favorable sales mix and higher volumes.

The Aerostructures Group's increase in operating income over the prior year second quarter was due to higher volume and a favorable mix of higher-margin aftermarket spare parts sales. Operating income from OE production sales included profit recognition on the MD-90 program. No profit was recognized on the MD-90 program in 1997.

Despite higher sales in 1998, the Landing Systems Group had a decrease in operating income compared with the second quarter of 1997. The income contribution from higher sales volumes was more than offset by higher original-equipment strategic sales incentives and substantially higher costs associated with new product development programs.

Excluding a disposition, the Sensors and Integrated Systems Group's operating income increased 24 percent over the 1997 second quarter. This significant increase reflects the effects of higher sales volumes, especially for higher-margin aftermarket spares products.

Operating income in the MRO Group increased significantly over the comparable prior year period. The increase in operating income resulted from higher demand for wheels and brakes and nacelle maintenance services at the components services business.

First Six Months 1998 Compared to First Six Months 1997
-------------------------------------------------------

Total Aerospace Segment operating income increased in the first half of 1998 compared with the first half of 1997, largely reflecting the impact of higher sales volumes and a favorable sales mix.

The increase in operating income in the Aerostructures, Sensors and Integrated Systems (excluding an acquisition and a divestiture) and MRO Group's occurred for the same reasons as the second quarter comparison.

The Landing Systems Group achieved a slight increase in operating income, despite the solid sales growth over the first half of 1997. The income contribution from higher sales volumes was mitigated by higher original-equipment strategic sales incentives and substantially higher costs related to the Group's new product development programs.


Performance Materials
---------------------

Sales by Group (in millions)


                                    Three Months Ended June 30,                        Six Months Ended June 30,
                                                               Comparable                                       Comparable
                              1998        1997     % Change     % Change         1998        1997     % Change   % Change
----------------------------------------------------------------------------------------------------------------------------
Textile and
Industrial Coatings          $179.3      $103.8        73%         2%           $300.5      $202.5       48%         4%

Polymer Additives and
Specialty Plastics            108.7       103.2         5%         4%            219.0       207.1        6%         5%

Consumer Specialties           52.9        21.4       147%         6%             73.8        41.5       78%         5%
----------------------------------------------------------------------------------------------------------------------------

TOTAL                        $340.9      $228.4        49%         3%           $593.3      $451.1       32%         5%
============================================================================================================================


The following discussion and analysis of fluctuations in sales and operating income for the Performance Materials Segment excludes the impact of acquisitions (see Comparable % Change column).

Second Quarter 1998 Compared to Second Quarter 1997
---------------------------------------------------

Sales in the Textile and Industrial Coatings Group increased over the prior year quarter due to a favorable sales mix and higher pricing offset by a slight decline in volume.

The increase in sales for the quarter in the Polymer Additives and Specialty Plastics Group related to volume increases, particularly in the Estane (registered trademark) thermoplastic polyurethane and Telene (registered trademark) DCPD monomer markets, offset by lower prices in some markets resulting from increased competition.

The increase in sales for the Consumer Specialties Group over the second quarter of 1997 was due to higher volumes in personal care markets in the Americas and in Europe, offset by reduced volumes in the Asia Pacific region.

First Six Months 1998 Compared to First Six Months 1997
-------------------------------------------------------

The increase in sales for each group during the first half of 1998 over the same period last year is due to the same reasons affecting the second quarter results.

Operating Income by Group (in millions)


                                     Three Months Ended June 30,                        Six Months Ended June 30,
                                                               Comparable                                       Comparable
                            1998       1997       % Change      % Change        1998        1997     % Change     % Change
----------------------------------------------------------------------------------------------------------------------------
Textile and
Industrial Coatings        $20.6       $13.0         58%          16%           $36.3      $24.7        47%          19%

Polymer Additives and
Specialty Plastics          12.1        11.9          2%         (5)%            27.4       25.7         7%           3%

Consumer Specialties         7.5         6.2         21%           2%            13.1       11.8        11%           1%
----------------------------------------------------------------------------------------------------------------------------

TOTAL                      $40.2       $31.1         29%           6%           $76.8      $62.2        23%           9%
============================================================================================================================



The following discussion and analysis of fluctuations in sales and operating income for the Performance Materials Segment excludes the impact of acquisitions (see Comparable % Change column).


Second Quarter 1998 Compared to Second Quarter 1997
---------------------------------------------------

The Textile and Industrial Coatings Group's increase in operating income between periods resulted from reduced raw material prices across most divisions, a favorable sales mix and higher pricing offset by higher SG&A and unabsorbed manufacturing costs related to lower volumes and inventory control measures.

The decrease in operating income for the Polymer Additives and Specialty Plastics Group was due to costs associated with the start-up of new operations, higher SG&A costs and lower pricing offset by higher volumes.

The increase in operating income for the Consumer Specialties Group between periods was due to lower raw material prices, increased volumes and a favorable sales mix offset by higher SG&A and unabsorbed manufacturing costs related to lower volumes and inventory control measures.


First Six Months 1998 Compared to First Six Months 1997
-------------------------------------------------------

The changes in operating income for the first six months of 1998 versus 1997 for the Textile and Industrial Coatings and Consumer Specialties Groups were due to the same reasons affecting the second quarter results.

The Polymer Additives and Specialty Plastics Group's increase in operating income is due to higher volumes primarily in Estane (registered trademark) thermoplastic polyurethanes and Telene (registered trademark) DCPD monomers and reduced raw material costs in the Temprite (registered trademark) high heat-resistant plastic products offset by higher SG&A and unabsorbed manufacturing costs related to lower volumes and inventory control measures.

                                CORPORATE
                                ---------

Second quarter 1998 Corporate expenses decreased $1.5 million to $13.7 million as compared to the same period last year. Corporate expenses decreased by $2.5 million for the six month period ended June 30, 1998 as compared to the corresponding period in the previous year. The decreases are largely attributable to reduced costs associated with the Company's long-term incentive plan.


                             INTEREST EXPENSE
                             ----------------

Interest expense increased by $2.0 million to $21.3 million during the second quarter as compared to the corresponding quarter in 1997. The increase in interest expense is due to increased indebtedness resulting from the acquisition of CH Patrick and Freedom Chemical, offset by savings due to the refinancing of Rohr's higher cost debt in late 1997.

Interest expense declined during the first half of 1998 by $1.0 million, or 3%, as compared to the same period last year. The decrease is due to the refinancing of Rohr's higher cost debt with the Company's lower cost debt at the end of 1997, offset by additional interest expense resulting from the acquisition of Freedom Chemical in late March 1998.


                           OTHER INCOME/EXPENSE
                           --------------------

The increase in other expense during the second quarter and the first six months of 1998 as compared to the comparable periods last year is due to the inclusion in 1997 of a pre-tax gain of $26.4 million from the sale of the Company's engine electrical business (see Note F of the condensed consolidated financial statements) and a $13.7 million pre-tax gain on the issuance of subsidiary stock (see Note G of the condensed consolidated financial statements).



                               INCOME TAXES
                               ------------

For the second quarter and first six months of 1998, the Company's effective tax rate was approximately 38.5 percent. For the same periods last year, the Company's effective tax rate was approximately 37.5 percent. For each period, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.


                          DISCONTINUED OPERATIONS
                          -----------------------

The Company recognized a $1.6 million after-tax charge during the 1998 first quarter related to a business previously divested and reported as a discontinued operation.

The first half 1997 results reflect the gain on the sale of Tremco Incorporated in February 1997 and earnings from the chlor-alkali and olefins business that was sold in August 1997.


                        CAPITAL RESOURCES AND LIQUIDITY
                        -------------------------------

Current assets less current liabilities increased by $198.2 million from December 31, 1997 to June 30, 1998. The increase resulted from an increase in accounts receivable and inventory. The Company's current ratio increased from 1.5X at December 31, 1997 to 1.7X at June 30, 1998, and the quick ratio increased from .6X at December 31, 1997 to .7X at June 30, 1998. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997) to satisfy its operating requirements and capital spending programs and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 41.4 percent at June 30, 1998, compared with 33.0 percent at December 31, 1997. For purposes of this ratio, the Trust preferred securities are treated as capital.

Cash Flows

Cash flow from operating activities, excluding merger costs, during the first six months of 1998 was $109.6 million more than the same period last year. The Company expects to generate positive cash flow in 1998 after satisfying capital expenditures and the payment of dividends, excluding the effects of acquisitions and divestitures.


                           YEAR 2000 COMPUTER COSTS
                           ------------------------

The Company has been addressing the computer and operating system changes that will be required to ensure functionality of all the Company's computer systems for the year 2000. The Company has completed, is currently working on or soon will be engaged in the implementation of several new business systems, replacing outdated systems. The new systems are already designed to be year 2000 compliant. In other circumstances, the Company will be required to make changes to existing systems. An analysis of Year 2000 compliance at Freedom Chemical and CH Patrick has been completed and the Company is currently in the process of reviewing this analysis and quantifying the costs. The Company estimates that the cost of Year 2000 compliance will not have a material adverse effect of the future results of operations or financial condition of the Company.

The Company is also reviewing the efforts being undertaken by its vendors and customers to become year 2000 compliant to ensure that no business interruption is experienced at the turn of the century. Although this review is continuing, the Company is not currently aware of vendor or customer circumstances that may have a material adverse impact on the Company.

Management has also determined that the Company should have no material exposure to contingencies related to the Year 2000 issue for the products and services it has sold. (The foregoing analysis contains forward-looking information. See cautionary statement at the end of the Management's Discussion and Analysis section.)

                            TRANSITION TO THE EURO
                            ----------------------

The Euro is scheduled to be introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro will be set for the eleven participating EMU member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the eleven participating countries.

Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the Euro, as well as conversion of bank accounts and other treasury and cash management activities.

The Company is addressing these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company.


                            NEW ACCOUNTING STANDARDS
                            ------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

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

Estimating liabilities with respect to environmental matters is difficult due to numerous variables. Changes can occur in the scope or nature of the remedy resulting in increased or occasionally decreased costs. The Company's share of remediation costs may be greater or lesser than assumed due to changes in the number of other potentially responsible parties, the financial ability or lack of ability of other potentially responsible parties to contribute to the remedy, or judicial or other determinations that result in a change in the Company's share of the liability for a site. Expected indemnification from third parties may not materialize due to disputes regarding indemnification obligations or lack of financial resources which can also result in greater financial exposure to the Company. Furthermore, new sites requiring remediation can be identified at which the Company may have future liability.



PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held its Annual Meeting of Shareholders on April 20, 1998. As described in the 1998 Proxy Statement, the following actions were taken:

     -   The thirteen nominees for directors were elected.

     - The appointment of Ernst & Young LLP as independent auditors for the year 1998 was ratified.

     - The Certificate of Incorporation was amended to increase the number of authorized shares of the Company's Common Stock from 100 million to 200 million shares.

The votes were as follows:

For Director:
                                           Number of              Number of
                                             Shares                Shares
                                           Voted For            Vote Withheld
                                           ----------           -------------

   Jeannette Grasselli Brown               61,597,309             3,097,456
   David L. Burner                         61,649,001             3,045,764
   Diane C. Creel                          61,578,885             3,115,880
   George A. Davidson, Jr.                 61,572,596             3,122,169
   James J. Glasser                        61,532,278             3,162,487
   Jodie K. Glore                          61,625,089             3,069,676
   Douglas E. Olesen                       61,650,169             3,044,596
   Richard de J. Osborne                   61,677,842             3,016,923
   Alfred M. Rankin, Jr.                   61,660,606             3,034,159
   Robert H. Rau                           61,665,932             3,028,833
   D. Lee Tobler                           61,618,396             3,076,369
   James R. Wilson                         61,690,398             3,004,367
   A. Thomas Young                         61,682,195             3,012,570

For ratification of independent auditors:

      64,222,654 shares voted for; 201,146 shares voted against; and 270,965 shares withheld from voting.

For amendment to Certificate of Incorporation:

     59,574,395 shares voted for; 4,630,833 shares voted against; 489,537 shares were withheld from voting.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibit 27  -  Financial Data Schedule - June 30, 1998

       (b)   Reports on Form 8-K  -  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 12, 1998                             The B.F.Goodrich Company
---------------                             ------------------------





                                            /S/LES C. VINNEY
                                            ---------------------------------
                                            Les C. Vinney
                                            Senior Vice President and
                                            Chief Financial Officer





                                           /S/ROBERT D. KONEY, JR.
                                           ----------------------------------
                                           Robert D. Koney, Jr.
                                           Vice President & Controller
                                           (Chief Accounting Officer)