Form 10-Q
period 1998-09-30
GOODRICH B F CO
filed 1998-11-05
CIK 42542

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended            September 30, 1998
                        ---------------------------------

Commission file number       1-892
                        ---------------------------------

                           THE B.F.GOODRICH COMPANY


          NEW YORK                                      34-0252680
-------------------------------                     --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


4020 KINROSS LAKES PARKWAY, RICHFIELD, OHIO              44286-9368
--------------------------------------------            ------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   330-659-7600
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


As of September 30, 1998, there were 74,333,324 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                         THE B.F.GOODRICH COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
               (Dollars in millions, except per share amounts)


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                               ---------------------------------   ---------------------------------
                                                     1998              1997              1998              1997
                                               ---------------   ---------------   ----------------  ---------------



Sales                                           $     986.2       $     870.2       $   2,934.9      $   2,480.9
Operating Costs and Expenses:
  Cost of sales                                       710.1             616.4           2,126.5          1,795.7
  Charge for MD-90 Contract                              -               35.2                -              35.2
  Selling and administrative expenses                 150.5             139.6             454.7            410.5
                                               ---------------   ---------------   ----------------  ---------------
                                                      860.6             791.2           2,581.2          2,241.4
                                               ---------------   ---------------   ----------------  ---------------
Operating income                                      125.6              79.0             353.7            239.5
Interest expense                                      (20.6)            (16.5)            (57.7)           (54.6)
Interest income                                         0.6               3.7               4.4              7.8
Other income (expense) - net                           (4.1)             (2.5)            (11.3)            30.4
                                               ---------------   ---------------   ----------------  ---------------

Income from continuing operations before
  income taxes and Trust distributions                101.5              63.7             289.1            223.1
Income tax expense                                    (39.1)            (23.6)           (111.4)           (83.5)
Distributions on Trust preferred
  securities                                           (2.7)             (2.7)             (7.9)            (7.9)
                                               ---------------   ---------------   ----------------  ---------------

Income from continuing operations                      59.7              37.4              169.8            131.7
Income (loss) from discontinued operations               -               16.8               (1.6)            84.3
Extraordinary loss on debt
  extinguishment - net of taxes                          -               (2.6)                -              (2.6)
                                               ---------------   ---------------   ----------------  ---------------
 Net Income                                     $      59.7       $      51.6       $       168.2     $     213.4
                                               ===============   ===============   ================  ===============


Earnings per share:
  Basic
    Continuing operations                       $      0.80       $      0.53       $        2.31            1.86
    Discontinued operations                             -                0.24               (0.02)           1.19
    Extraordinary Item                                  -               (0.04)                -             (0.04)
                                               ---------------   ---------------   ----------------  ---------------
    Net income                                  $      0.80       $      0.73       $        2.29     $      3.01
                                               ===============   ===============   ================  ===============


  Diluted
    Continuing operations                       $      0.80       $      0.50       $        2.26     $      1.78
    Discontinued operations                             -                0.22               (0.02)           1.13
    Extraordinary Item                                  -               (0.03)                -             (0.03)
                                               ---------------   ---------------   ----------------  ---------------
    Net income                                  $      0.80       $      0.69       $        2.24     $      2.88
                                               ===============   ===============   ================  ===============




Dividends declared per common share             $     0.275             0.275               0.825           0.825








See notes to condensed consolidated financial statements.

                           THE B.F.GOODRICH COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            (Dollars in millions)

                                                                      September 30,            December 31,
                                                                          1998                    1997
                                                                     ---------------        --------------

ASSETS
Current Assets
  Cash and cash equivalents                                          $      43.1             $      47.0
  Accounts and notes receivable, less allowances
    for doubtful receivables (September 30, 1998:
    $21.7; December 31, 1997: $21.3)                                       639.8                   532.6
  Inventories                                                              762.6                   652.6
  Deferred income taxes                                                    140.2                   132.4
  Prepaid expenses and other assets                                         40.1                    36.7
                                                                     ---------------        --------------

          Total Current Assets                                           1,625.8                 1,401.3
                                                                     ---------------        --------------

Property
  Land, buildings and machinery and equipment                            2,231.5                 2,015.4
  Allowances for depreciation and amortization                          (1,024.6)                 (950.3)
                                                                     ---------------        --------------

          Total Property                                                 1,206.9                 1,065.1
                                                                     ---------------        --------------


Deferred Income Taxes                                                       64.9                    86.0
Prepaid Pension                                                            136.8                   148.3
Goodwill                                                                   718.1                   546.2
Identifiable Intangible Assets                                             107.6                    51.1
Other Assets                                                               236.6                   195.9
                                                                     ---------------        --------------
                                                                     $   4,096.7            $    3,493.9
                                                                     ===============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                               $      82.5            $      192.8
  Accounts payable                                                         369.3                   327.6
  Accrued expenses                                                         431.6                   411.3
  Income taxes payable                                                      47.8                      -
  Current maturities of long-term debt
    and capital lease obligations                                            3.4                     3.2
                                                                     ---------------        --------------

          Total Current Liabilities                                        934.6                   934.9
                                                                     ---------------        --------------


Long-term Debt and Capital Lease Obligations                               995.0                   564.3
Pension Obligations                                                         42.2                    39.6
Postretirement Benefits Other Than Pensions                                346.6                   343.7
Other Non-current Liabilities                                               93.3                    65.7

Mandatorily Redeemable Preferred Securities of Trust                       123.4                   123.1

Shareholders' Equity
  Common stock - $5 par value
    Authorized 200,000,000 shares; issued 76,173,345
    shares at September 30, 1998, and 73,946,160
    shares at December 31, 1997                                            380.9                   369.7
  Additional capital                                                       542.7                   500.7
  Income retained in the business                                          698.9                   591.5
  Accumulated other comprehensive income                                     4.5                    (3.5)
  Unearned portion of restricted stock awards                                 -                     (0.7)
  Common stock held in treasury, at cost (1,840,021
    shares at September 30, 1998, and 1,204,022 shares
    at December 31, 1997)                                                  (65.4)                  (35.1)
                                                                     ---------------        -------------
          Total Shareholders' Equity                                     1,561.6                 1,422.6
                                                                     ---------------        --------------

                                                                     $   4,096.7            $    3,493.9
                                                                     ===============        ==============

See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)



                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            --------------------------------
                                                                                  1998             1997
                                                                            -----------------   ------------

OPERATING ACTIVITIES
  Net Income                                                                 $    168.2          $    213.4
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                 121.9               105.0
    Deferred income taxes                                                          12.9                21.1
    Net gains on sales of businesses                                                 -               (138.8)
    Change in assets and liabilities, net of effects
     of acquisitions and dispositions of businesses:
       Receivables                                                                (13.6)              (21.6)
       Inventories                                                                (49.0)               (5.3)
       Other current assets                                                        (1.4)               (2.4)
       Accounts payable                                                             9.1                (5.5)
       Accrued expenses                                                            (1.7)              (12.7)
       Income taxes payable                                                        49.4                22.7
       Other non-current assets and liabilities                                    (9.7)              (30.3)
                                                                            -----------------   ------------
  Net cash provided by operating activities                                       286.1               145.6

INVESTING ACTIVITIES
  Purchases of short term investments                                               -                 (3.3)
  Purchases of property                                                          (134.9)            (102.6)
  Proceeds from sale of property                                                    4.1                6.0
  Proceeds from sale of businesses                                                   -               395.9
  Payments made in connection with acquisitions,
    net of cash acquired                                                         (379.8)             (23.4)
                                                                            -----------------   ------------
  Net cash (used) provided by investing activities                               (510.6)             272.6

FINANCING ACTIVITIES
  Net decrease in short-term bank debt                                           (113.0)             (89.7)
  Proceeds from issuance of long-term debt                                        433.0                2.2
  Repayment of long-term debt and capital lease obligations                        (9.2)            (108.4)
  Cash collateral for receivable sales program                                       -                 5.0
  Termination of receivable sales program                                         (40.0)                -
  Proceeds from issuance of capital stock                                          26.0                8.9
  Purchases of treasury stock                                                     (13.3)              (5.1)
  Dividends                                                                       (55.2)             (44.5)
  Distributions on Trust preferred securities                                      (7.9)              (7.9)
                                                                            -----------------   ------------
  Net cash provided (used) by financing activities                                220.4             (239.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        0.2               (1.6)
                                                                            -----------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (3.9)             177.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    47.0             103.4
                                                                            -----------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      43.1         $   280.5
                                                                            =================   ============

Supplemental Cash Flow Information:
  Income taxes paid                                                          $      20.7         $    93.1
                                                                            =================   ============
  Interest paid, net of amounts capitalized                                  $      45.1        $     62.7
                                                                            =================   ============



See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be achieved for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note B: NEW ACCOUNTING STANDARD - The Company adopted the provisions of EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested", at September 30, 1998. Adoption of EITF 97-14 resulted in the reclassification of $2.3 million of deferred compensation liabilities to shareholder's equity as of September 30, 1998.


Note C: MERGER WITH ROHR - On December 22, 1997, BFGoodrich completed a merger with Rohr, Inc. which was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Rohr as though Rohr had always been a part of BFGoodrich. As such, results for the three and nine month periods ended September 30, 1997 combine BFGoodrich and Rohr results for the same periods.


Note D: DISCONTINUED OPERATIONS - During the 1998 first quarter, the Company recognized a $1.6 million after-tax charge related to a business previously divested and reported as a discontinued operation.

Discontinued operations during the first nine months of 1997 reflect the gain on the sale of Tremco Incorporated in February 1997 and the results of operations and gain on the sale of the chlor-alkali and olefins business in August 1997.

Note E:   INVENTORY  -  Inventories  included  in  the  accompanying  condensed consolidated balance sheet consist of:

                                                  (Dollars in millions)
                                              --------------------------------
                                              September 30,       December 31,
                                                  1998                 1997
                                              -------------       ------------
    FIFO or average cost
     (which approximates
      current costs):
      Finished products                          $230.7               $173.4
      In process                                  408.0                411.2
      Raw materials and supplies                  193.5                161.4
                                                 ------               ------
                                                  832.2                746.0
    Less:
      Reserve to reduce certain
        inventories to LIFO                       (54.5)               (57.5)
     Progress payments and advances               (15.1)               (35.9)
                                                  ------              ------

    Total                                        $762.6               $652.6
                                                 ======               ======


In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $77.9 million related to design and development costs on the 717-200 program through September 30, 1998. In addition, the Company has excess-over-average inventory of $21.5 million related to costs associated with the production of the flight test inventory and the first production units. The Company estimates that it will require orders for approximately 300 aircraft to fully recover these costs. To date, Boeing has received orders for 55 firm and 50 options related to the 717-200 aircraft. To the extent significantly less than 300 aircraft are ordered, it is possible that there may be a material adverse effect on earnings in a given period.

In 1993, the Company revised its contract with Pratt & Whitney on the PW4000 for the A300/310 and MD-11 programs. The revised contract provides that if Pratt & Whitney accepts delivery of less than 500 units between 1993 through 2003, an "equitable adjustment" will be made. Recent market projections on the PW4000 contract indicate that less than 500 units will be delivered. The Company has submitted a "request for equitable adjustment" to the customer and believes it will achieve a recovery such that there should not be a material adverse effect on the financial position, liquidity or results of operations of the Company. If the Company does not receive the equitable adjustment it believes it is entitled to, it is possible that there may be a material adverse effect on earnings in a given period. At September 30, 1998, the Company had $53.0 million of contract costs in inventory for the PW4000 programs.


Note F: ACQUISITION - Late in March 1998, the Company acquired Freedom Chemical Company ("Freedom Chemical"), a global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products, for approximately $378 million. The purchase price allocations have been based on preliminary estimates, which may be revised at a later date. Goodwill is being amortized using the straight-line method over 20 years. The acquisition was recorded using the purchase method of accounting. Its results of operations, which were not material, have been included in the Company's results since the date of acquisition.

Note G: DIVESTITURE - During the latter part of the second quarter of 1997, the Company completed the sale of its Engine Electrical Systems Division, which was part of the Sensors and Integrated Systems Group in the Aerospace segment. The Company recorded a pretax gain of $26.4 million ($16.4 million after tax) as a result of the sale which has been reported within other income. Divestitures that have been reported and accounted for as discontinued operations are discussed within Note D.


Note H: PUBLIC OFFERING OF SUBSIDIARY STOCK - In May 1997, the Company's subsidiary, DTM Corporation ("DTM"), issued 2,852,191 shares of its authorized but previously unissued common stock in an initial public offering ("IPO"). As a result of the IPO, the Company's interest declined from approximately 92 percent to approximately 50 percent (the Company did not sell any of its interest in the IPO). The Company recognized a pretax gain of $13.7 million ($8.0 million after tax) in accordance with the SEC's Staff Accounting Bulletin 84. The gain has been reported within other income in the Condensed Consolidated Statement of Income.

NOTE I: EARNINGS PER SHARE - The computation of basic and diluted earnings per share for income from continuing operations is as follows:



(In millions, except per share amounts)                 Three months ended           Nine months ended
                                                           September 30,               September 30,
                                                      --------------------           ------------------
                                                      1998          1997             1998         1997
                                                      ----          ----             ----         ----

Numerator:
   Income from continuing operations
      for basic earnings per share-income
      available to common shareholders                $59.7         $37.4            $169.8      $131.7
   Effect of dilutive securities:
      Convertible Notes                                   -            .2                 -          .7
                                                      ------        ------           ------      ------
Numerator  for diluted earnings per
   share - income available to common
   shareholders after assumed conversions             $59.7         $37.6            $169.8      $132.4
                                                      ======        ======           ======      ======

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                  74.3          70.9              73.5        70.8
                                                      ------        ------           -------     ------
   Effect of dilutive securities:
      Stock options and warrants                         .5           1.9                .8         1.6
      Contingent shares                                  .1            .7                .1          .7
      Convertible Notes                                   -           1.3                .7         1.3
                                                      ------        ------           ------      ------
   Dilutive potential common shares                      .6           3.9               1.6         3.6
                                                      ------        ------           -------     ------
Denominator for diluted earnings per
   share - adjusted weighted-average shares
   and assumed conversions                             74.9          74.8              75.1        74.4
                                                      ======        ======           ======      ======
Per share income from continuing operations:
   Basic                                              $  .80        $ .53             $2.31       $1.86
                                                      ======        ======           ======      ======
   Diluted                                            $ . 80        $ .50             $2.26       $1.78
                                                      ======        ======           ======      ======



NOTE J: COMPREHENSIVE INCOME - As required, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. This standard does not impact net income or total shareholders' equity. SFAS No. 130 requires the Company's change in its minimum pension liability and foreign currency translation adjustment to be included in other comprehensive income. The prior periods' financial statements have been reclassified to conform to these requirements.

Total comprehensive income consists of the following:


(dollars in millions)                                         Three months ended          Nine months ended
                                                                 September 30,              September 30,
                                                              ------------------          -----------------
                                                             1998           1997          1998          1997
                                                            ------         ------        ------        ------

Net Income                                                  $59.7          $51.6         $168.2        $213.4
                                                            ------         ------        ------        ---=--
Other Comprehensive Income:
  Cumulative unrealized translation
     adjustments:
       Unrealized translation adjustments
           during period                                      8.7           (3.5)           8.0         (14.1)
        Less reclassification for translation
           adjustments included in net
           income (net of tax)                                 -              -              -            1.7
   Minimum pension liability adjustment                        -              -              -           26.4
                                                            ------         ------        ------        ------
Other Comprehensive Income                                    8.7           (3.5)           8.0          14.0
                                                            ------         ------        ------        ------
Total Comprehensive Income                                  $68.4          $48.1         $176.2        $227.4
                                                            ======         ======        ======        ======


Accumulated other comprehensive income consists of the following (dollars in millions):

                                       September 30, 1998      December 31, 1997
                                       -------------------     -----------------

Cumulative unrealized translation
   adjustments                                $ 6.3                 $(1.7)
Minimum pension liability adjustment           (1.8)                 (1.8)
                                              -----                 -----
                                              $ 4.5                 $(3.5)
                                              ======                =====


Note K: CAPITAL STOCK - During the first nine months of 1998, 992,134 shares of authorized but previously unissued shares of common stock were issued under employee compensation plans and 1,235,051 shares of authorized but previously unissued shares of common stock were issued upon conversion of Rohr debentures that were extinguished in late 1997.


Note L: INCOME TAXES - The effective tax rate for the third quarter and first nine months of 1998 and 1997 was higher than the federal statutory rate principally due to state and local income taxes.

Note M:     CONTINGENCIES  - There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved from time to time in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency in connection with 43 sites, most of which related to previously discontinued businesses and newly acquired businesses. The Company believes it may have continuing liability with respect to not more than 20 of these federal sites.

Significant liabilities associated with previously discontinued businesses for the most part arise from four disposal sites. Two of the most significant variables in determining the Company's ultimate liability are the remediation method finally adopted for the site and the Company's share of the total site remediation cost. With respect to three of the four sites from previously discontinued businesses, the Company's maximum percentage share of the ultimate remediation costs is fixed. The percentages range from approximately 12 percent to approximately 41 percent and appropriate reserves have accordingly been established. At the fourth site, alternate dispute resolution ("ADR") is under way to establish the various parties' share of responsibility. The Company's interim share is 30 percent, which the company believes will likely decrease as the result of the ADR.

Of the four sites relating to discontinued businesses, two sites are in the operation and maintenance phase for which costs are reasonably fixed. Construction at a third site was begun in 1997, but problems with the remedial design caused work to be discontinued. A modified remedial plan has been approved by EPA and is likely to increase the overall cost of the remedy by $1.5 million to $2 million. Total site costs, even with the increased remedial costs, are not expected to exceed $15 million for which the Company's 30 percent share has been adequately reserved. The final site involving discontinued businesses continues in litigation. Agreement has been reached with the government for a changed remedy but past government costs of over $25 million continue to be an issue. The Company has accrued for the 12 percent of the total costs that it expects to incur.

The Company also has two active Superfund sites relating to the Aerostructures Group (Rohr). Of these, one is a multi-hundred million-dollar site that has been in active investigation/ remediation/litigation for over 15 years. Depending on the outcome of an appeal of its share of the liability by the State of California, the Company may not spend much more on this matter, but a reserve is being retained in the event that the outcome of the appeal is negative and/or that no settlement with the State occurs. The potentially responsible parties seeking contribution are pursuing an action against third-party defendants. No receivable has been reflected for any potential contributions. The second Rohr site is in an earlier stage, and the Company's percentage share of the total site cost has not been finally determined. However, its contribution of waste to the site was approximately 1 percent, and constitutes less than 2 percent of the waste contributed by the PRP group of which it is a member. In 1996 the PRP group entered into a Consent Decree with EPA that obligated it only to pay for part of the remedy and obligated EPA to seek funds from other non-participating PRPs. However, there remain some potential liabilities not fully addressed by the Consent Decree. EPA's total estimated cost for this site to all parties is $430 million, but the PRP group is currently only obligated to perform a portion of the remedy with a cost estimated by EPA of $55 million. The remediation is underway and the group anticipates being able to perform the necessary work at a lower cost.

The Company has now completed its review of the environmental liabilities associated with the acquisition of Freedom Chemical in March 1998. Although many of the environmental liabilities are indemnified by Freedom's predecessors at the various sites, there are five sites at which the Company may have exposure in excess of $1 million each. All five sites are current or former manufacturing sites.

At the first Freedom site, a limited fund for remediation may be available from the former owner, but the Company anticipates incurring costs of as much as $5 million at this site. The exact amount cannot be currently determined due to the fact that the work is still in the investigation phase. A second site is being investigated and will be ultimately remediated under a state order. The initial work at this site is being performed by an indemnitor, but due to the terms of the indemnification, certain conditions that had not been identified at the time Freedom acquired the facility may be subject to some form of cost sharing between the Company and the indemnitor.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      POSITION AND RESULTS OF OPERATIONS
                      ----------------------------------

         COMPARISON OF THE THIRD QUARTER AND FIRST NINE MONTHS OF 1998
             TO THE THIRD QUARTER AND FIRST NINE MONTHS OF 1997
             --------------------------------------------------


                                TOTAL COMPANY
                                -------------

Sales during the quarter ended September 30, 1998, were $986.2 million, an increase of $116.0 million, or 13 percent, over sales during the same period last year. The increase is primarily a result of higher volumes in the Aerospace Segment and acquisitions in the Performance Materials Segment. Sales for Aerospace increased by 5 percent and for Performance Materials by 36 percent over the 1997 third quarter.

Operating income during the third quarter of 1998 increased $46.6 million, or 59 percent, over the comparable prior year period. Excluding the impact of a charge relating to the MD-90 contract in 1997, operating income would have increased by $11.4 million or 10 percent over the comparable period last year. The increase is primarily a result of higher volumes and a favorable sales mix in the Aerospace Segment and acquisitions in the Performance Materials Segment. Operating income for Aerospace improved by 59 percent and Performance Materials improved by 18 percent. Operating expenses for Corporate decreased by 21 percent. The Company's operating income margin for the third quarter of 1998 was 12.7 percent, compared with 9.1 percent for the same period last year.

Sales during the first nine months of 1998 were $2.9 billion, an increase of $454.0 million, or 18 percent, over the first nine months of 1997. The increase in sales is attributable to increased demand in most markets served by the Aerospace Segment and to the impact of acquisitions by the Performance Materials Segment.

Operating income during the first nine months of 1998 increased by $114.2 million, or 48 percent, over the comparable period last year. Excluding the impact of the MD-90 charge in 1997, operating income would have increased by $79.0 million, or 28.8 percent. The increase reflects higher volumes and a favorable sales mix in the Aerospace Segment and acquisitions by the Performance Materials Segment. Corporate expenses decreased between periods by $5.9 million, or 13 percent. Operating margins have increased to 12.1 percent during the first nine months of 1998 as compared to 9.7 percent during the same period last year.


                                  ACQUISITIONS
                                  ------------

On December 22, 1997, the Company completed a merger with Rohr, Inc. ("Rohr") which was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Rohr as though Rohr had always been a part of the Company. As such, results for the three and nine month periods ended September 30, 1997 combine BFGoodrich and Rohr results for the same periods.

The following acquisitions were recorded using the purchase method of accounting Their results of operations, which are not material, have been included in the Company's results since their respective dates of acquisition.

In March 1998, the Company acquired a global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products. Also, in July 1998, the Company acquired a small manufacturer of textile chemicals used for fabric preparation and finishing.

During 1997, the Company acquired five businesses (four of which were acquired during the fourth quarter). One of the acquired businesses is a manufacturer of data acquisition systems for satellites and other aerospace applications. A second business manufactures diverse aerospace products for commercial and military applications. A third business is a manufacturer of dyes, chemical additives and durable press resins for the textiles industry. A fourth business manufactures thermoplastic polyurethanes and is located in the United Kingdom. The remaining acquisition is a small specialty chemicals business.


                                                SEGMENT ANALYSIS
                                                ----------------


                                   Three Months Ended September 30,          Nine Months Ended September 30,
   ------------------------------------------------------------------------------------------------------------

   (Dollars in Millions)               1998                1997                  1998                1997
   ------------------------------------------------------------------------------------------------------------
   Sales:

      Aerospace                    $   681.4          $   646.5             $  2,036.8            $  1,806.1

      Performance Materials            304.8              223.7                  898.1                 674.8
   ------------------------------------------------------------------------------------------------------------
        Total                      $   986.2          $   870.2             $  2,934.9            $  2,480.9
   ============================================================================================================

   Operating Income:

      Aerospace                    $  101.1           $    63.5             $    279.9            $    191.8

      Performance Materials            37.4                31.8                  114.2                  94.0
   ------------------------------------------------------------------------------------------------------------
      Total Reportable Segments       138.5                95.3                  394.1                 285.8

      Corporate                       (12.9)              (16.3)                 (40.4)                (46.3)
   ------------------------------------------------------------------------------------------------------------
        Total                      $  125.6           $    79.0             $    353.7            $    239.5
   ============================================================================================================


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

The Performance Materials Segment consists of three groups: Textile and Industrial Coatings; Polymer Additives and Specialty Plastics; and Consumer Specialties. These groups provide materials for a wide range of end use market applications including textiles, coatings, food and beverage, personal care, pharmaceuticals, graphic arts, industrial piping, plumbing and transportation.

The Performance Materials Segment was previously reported as the Specialty Chemicals Segment consisting of two groups: Specialty Additives and Specialty Plastics. During the second quarter, the Company reorganized this segment into the three groups noted above and renamed the segment. The reorganization facilitates the segment's rapid global expansion as well as the integration of the Freedom Chemical Company (Freedom Chemical) acquisition. Previously reported amounts for the segment were reclassified into the three groups noted above.

Also, because of Performance Materials acquisitions subsequent to last year's third quarter, results adjusted to a comparable basis provide a better indication of current operating trends. Thus, comparable results, as presented in the ensuing discussion under the "Comparable % Change" column, are determined by adjusting 1998 results to exclude the impact of acquisitions that were not included in the comparable period last year.

Corporate   includes  general  corporate   administrative   costs  and  Advanced
Technology Group research expenses. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment.

An expanded analysis of sales and operating income by business segment follows.

Aerospace
---------

Sales by Group (in millions)

                                    Three Months Ended September 30,          Nine Months Ended September 30,

                                      1998        1997      % Change           1998          1997      % Change
 ---------------------------------------------------------------------------------------------------------------

 Aerostructures                       $276.3      $276.7       (.1)%         $  861.3      $  749.2      15.0%

 Landing Systems                       149.6       136.5        9.6%            436.0         373.1      16.9%

 Sensors and Integrated Systems*       143.8       140.4        2.4%            423.8         406.5       4.3%

 MRO                                   111.7        92.9       20.2%            315.7         277.3      13.9%
 ---------------------------------------------------------------------------------------------------------------

 TOTAL                                $681.4      $646.5        5.4%         $2,036.8      $1,806.1      12.8%
 ===============================================================================================================

     *  Excluding the impact of a divestiture during the second quarter of 1997,
        sales  increased   by   11   percent  for  the  nine-month  period ended
        September 30, 1998 as compared to the comparable period last year.



Third Quarter 1998 Compared With Third Quarter 1997
---------------------------------------------------

The Aerospace Segment's increase in sales over the third quarter of 1997 reflected continued strong demand in most markets.

The Aerostructures Group's sales were flat compared with the third quarter of last year. Sales of aftermarket spares hardware were higher than the prior year quarter, offset by lower original-equipment ("OE") production sales. This increase occurred across many of the group's programs, including the V2500 and CFM56-5 engine programs that power the A319/320/321 family of aircraft, and the MD-90 and CF6-80C2 programs. Higher OE production sales on several commercial programs, including the V-2500 and the new 737-700 program, were offset by weaker demand on the A340, CF6-80E1 (A330 aircraft), CF6-80C2 (B747 and B767 aircraft), RB211-535E4 (B757 aircraft), MD-11 and B737-300 programs.

The Landing Systems Group's sales growth reflects higher demand from OE manufacturers for landing gear and wheel and brake products. The demand was primarily for the B737, B747 and B767 programs. The establishment of a facility in Seattle to provide fully dressed landing gears to Boeing on the 747-400 program also contributed to the revenue growth.

Higher sales by the Sensors and Integrated Systems Group over the 1997 third quarter reflects continued increased demand by OE manufacturers for sensor products on most major Boeing programs, as well as on other regional and business programs such as the EMB-RJ145, Gulfstream V and Global Express programs. The group also experienced increased aftermarket demand for sensors, avionics and pneumatic deicer products.

The MRO Group's increase in sales from the prior year quarter reflects higher demand for airframe and component services, particularly for nacelle maintenance services.

First Nine Months 1998 Compared With First Nine Months 1997
-----------------------------------------------------------

The Aerospace Segment's increase in sales over the first nine months of 1997 reflects continued strong demand in most markets.

The Aerostructures Group's increase reflects higher production sales to OE manufacturers and higher aftermarket spares sales. Increased demand occurred in many of the group's major commercial programs, including the V2500, the start up of production deliveries on the 737-700 program and one-time sales on the GE90 program. These increases were partially offset by reduced deliveries on the A340 program.

Sales growth in the Landing Systems, Sensors and Integrated Systems and MRO Groups occurred for the same reasons as the third quarter comparison.

Operating Income by Group (in millions)


                                       Three Months Ended September 30,          Nine Months Ended September 30,

                                         1998         1997       % Change          1998        1997      % Change
 -----------------------------------------------------------------------------------------------------------------

 Aerostructures*                        $ 44.6       $16.9        163.9%          $127.4      $ 71.1       79.2%

 Landing Systems                          22.8        21.1          8.1%            55.0        52.5        4.8%

 Sensors and Integrated Systems**
                                          27.2        24.7         10.1%            80.4        59.6       34.9%

 MRO                                       6.5          .8        712.5%            17.1         8.6       98.8%
 -----------------------------------------------------------------------------------------------------------------
 TOTAL                                  $101.1       $63.5         59.2%          $279.9      $191.8       45.9%
==================================================================================================================

* Operating income in the 1997 periods included a $35.2 million charge related to the MD-90 program.

** The prior year divestiture had virtually no impact on operating income in the first nine months of 1997.



Third Quarter 1998 Compared With Third Quarter 1997
---------------------------------------------------

Total Aerospace Segment operating income increased from the third quarter of 1997 (excluding the MD-90 charge in 1997), largely reflecting the impact of a favorable sales mix and higher volumes.

Excluding the $35.2 million MD-90 charge in 1997, the Aerostructures Group's operating income declined 14 percent over the prior year third quarter. This was largely due to the recognition of excess nonrecurring costs on the B717-200 program and a charge related to the impairment of certain fixed assets.

The Landing Systems Group had an increase in operating income compared with the third quarter of 1997, largely reflecting the impact of higher sales and a favorable mix. Operating income growth, however, was constrained by higher original-equipment strategic sales incentives and higher costs associated with new product development programs.

The Sensors and Integrated Systems Group's operating income increase reflects the effects of higher sales volumes, especially for higher-margin aftermarket avionics and deicing products.

Operating income in the MRO Group increased significantly over the comparable prior year period, reflecting higher demand for airframe and nacelle maintenance services.

First Nine Months 1998 Compared With First Nine Months 1997
-----------------------------------------------------------

Total Aerospace Segment operating income increased in the first nine months of 1998 compared with the first half of 1997 (excluding the MD-90 charge in 1997), largely reflecting the impact of higher sales volumes and a favorable sales mix.

The Aerostructures Group's operating income increased significantly over the prior year period (excluding the MD-90 charge in 1997) as a result of higher sales volume, particularly for higher margin aftermarket spares sales.

The Landing Systems Group's increase in operating income occurred for the same reasons as the third quarter comparison.

The Sensors and Integrated Systems Group's operating income increase reflects the effects of higher sales volumes and a favorable mix, especially for sensors, avionics and deicing products.

Operating income in the MRO Group increased significantly over the comparable prior year period, reflecting higher demand for component maintenance services.


Performance Materials
---------------------

Sales by Group (in millions)

                                   Three Months Ended September 30,                   Nine Months Ended September 30,
                                                        %       Comparable                              %       Comparable
                               1998       1997       Change      % Change       1998       1997      Change      % Change
----------------------------------------------------------------------------------------------------------------------------
Textile and Industrial
Coatings                      $158.5     $100.0       58.5%       (2.5)%       $458.7     $302.5      51.6%       2.1%
Polymer Additives and
Specialty Plastics             103.7      102.6        1.1%          .2%        322.7      309.7       4.2%       3.2%
Consumer Specialties            42.6       21.1      101.9%         6.9%        116.7       62.6      86.4%       5.6%
----------------------------------------------------------------------------------------------------------------------------

TOTAL                         $304.8     $223.7       36.3%       (0.3)%       $898.1     $674.8      33.1%       2.9%
============================================================================================================================



The  following  discussion  and  analysis  of  fluctuations  in  sales  for  the
Performance   Materials   Segment  excludes  the  impact  of  acquisitions  (see
Comparable % Change column).

Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------

Sales in the Textile and Industrial Coatings Group decreased over the prior year quarter due to extended textile mill shut-downs in the U.S. and lower export sales of finished flock upholstery materials to Eastern Europe. The decline in textile sales more than offset increased sales in the industrial specialties and coatings markets during the quarter.

Sales for the quarter in the Polymer Additives and Specialty Plastics Group were mostly flat with the exception of a slight increase in volume in the Estane(R) thermoplastic polyurethane and the Telene(R) DCPD monomer markets, offset by lower prices in some markets resulting from increased competition.

The increase in sales for the Consumer Specialties Group over the third quarter of last year was mostly attributable to strong pharmaceutical sales. Sales of products to the personal care markets were strong enough in the Americas and in Europe to offset weakness in the Asia-Pacific markets.

First Nine Months 1998 Compared to First Nine Months 1997
---------------------------------------------------------

The increase in sales for the Textile and Industrial Coatings Group for the first nine months of 1998 as compared to 1997 was due to increased volumes in the industrial specialties markets and higher prices and favorable product mix in the coatings markets. These increases were more than enough to offset a slight decrease in textile sales resulting mostly from volume shortfalls as compared to last year.

Sales in the Polymer Additives and Specialty Plastics Group increased over the first nine months of last year primarily as a result of improved sales to the Estane(R) thermoplastic polyurethane markets.

The increase in sales during the first nine months of 1998 as compared to 1997 for the Consumer Specialties Group related primarily to increased volumes and favorable mix in the personal care markets and to increased volumes in the pharmaceutical markets.


Operating Income by Group (in millions)

                                 Three Months Ended September 30,                  Nine Months Ended September 30,
                                                      %         Comparable                               %      Comparable
                             1998       1997        Change       % Change       1998        1997      Change     % Change
----------------------------------------------------------------------------------------------------------------------------
Textile and Industrial
Coatings                     $16.3      $11.8       38.1%         5.8%        $ 52.8       $36.5       44.7%       16.2%
Polymer Additives and
Specialty Plastics            14.1       14.9      (5.4)%       (6.6)%          41.5        40.6        2.2%        1.8%
Consumer Specialties           7.0        5.1       37.3%        18.0%          19.9        16.9       17.8%        3.7%
---------------------------------------------------------------------------------------------------------------------------

TOTAL                        $37.4      $31.8       17.6%         2.0%        $114.2       $94.0       21.5%        7.7%

===========================================================================================================================



The following discussion and analysis of fluctuations in operating income for the Performance Materials Segment excludes the impact of acquisitions (see Comparable % Change column).


Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------

The increase in the Textile and Industrial Coatings Group's operating income during the quarter as compared to the prior year resulted from increased pricing and favorable raw material costs, especially in the coatings markets, slightly offset by higher SG&A and unabsorbed manufacturing costs.

The Polymer Additives and Specialty Plastics Group's decrease in operating income was due to pricing pressures experienced throughout the Group, partially offset by favorable raw material pricing.

The increase in operating income between periods for the Consumer Specialties Group was due to increased volumes and mix primarily related to the Group's pharmaceutical markets.


First Nine Months 1998 Compared to First Nine Months 1997
---------------------------------------------------------

The Textile and Industrial Coatings Group's increase in operating income between periods resulted from reduced raw material costs across most divisions, a favorable sales mix and higher pricing.

The Polymer Additives and Specialty Plastics Group's increase in operating income is due to higher volumes, primarily in the Telene(R) DCPD monomer market, and reduced raw material costs.

The increase in operating income for the Consumer Specialties Group between periods was due to increased volumes and a favorable sales mix.

                                   CORPORATE
                                   ---------

Third quarter 1998 Corporate expenses decreased $3.4 million to $12.9 million as compared to the same period last year. Corporate expenses decreased by $5.9 million for the nine month period ended September 30, 1998 as compared to the corresponding period in the previous year. The decreases are largely attributable to reduced costs associated with the Company's long-term incentive plan.


                           INTEREST INCOME/EXPENSE-NET
                           ---------------------------

Interest expense-net increased by $7.2 million to $20.0 million during the third quarter as compared to the corresponding quarter in 1997. Interest expense-net also increased during the nine months period ended September 30, 1998 as compared to the prior year by $6.5 million to $53.3 million. The increase in interest expense-net is due to increased indebtedness resulting from the acquisition of CH Patrick and Freedom Chemical, offset by savings due to the refinancing of Rohr's higher cost debt in late 1997.


                              OTHER INCOME/EXPENSE-NET
                              ------------------------

The increase in other expense-net during the first nine months of 1998 as compared to the comparable period last year is due to a 1997 pre-tax gain of $26.4 million from the sale of the Company's engine electrical business (see Note G of the condensed consolidated financial statements) and a $13.7 million pre-tax gain on the issuance of subsidiary stock (see Note H of the condensed consolidated financial statements).


                                   INCOME TAXES
                                   ------------

For the third quarter and first nine months of 1998, the Company's effective tax rate was approximately 38.5 percent. For the same periods last year, the Company's effective tax rate was approximately 37.5 percent. For each period, the effective tax rate was higher than the federal statutory rate principally due to state and local income taxes.


                                DISCONTINUED OPERATIONS
                                -----------------------

The Company recognized a $1.6 million after-tax charge related to a business previously divested and reported as a discontinued operation during the 1998 first quarter.

The Company's results for the first nine months of 1997 reflect the gain on the sale of Tremco Incorporated in February 1997 and the results of operations and the gain on the sale of the chlor-alkali and olefins business in August 1997.

                          CAPITAL RESOURCES AND LIQUIDITY
                          -------------------------------

Current assets less current liabilities increased by $224.8 million from December 31, 1997 to September 30, 1998. The increase resulted principally from an increase in accounts receivable and inventory. The Company's current ratio increased from 1.5X at December 31, 1997 to 1.7X at September 30, 1998, and the quick ratio increased from .6X at December 31, 1997 to .7X at September 30, 1998. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997) to satisfy its operating requirements and capital spending programs and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 39.1 percent at September 30, 1998, compared with 33.0 percent at December 31, 1997. For purposes of this ratio, the Trust preferred securities are treated as capital.

Cash Flows
----------

Cash flow from operating activities, excluding merger costs, during the first nine months of 1998 was $193.4 million more than the same period last year. The Company expects to generate positive cash flow in 1998 after satisfying capital expenditures and the payment of dividends, excluding the effects of acquisitions and divestitures.


                                 YEAR 2000 ISSUE
                                 ---------------

General
-------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has assessed how it may be impacted by the Year 2000 issue and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the issue.

The Plan
--------

The Company's plan encompasses its information systems, production and facilities equipment that utilize date/time oriented software or computer chips, products, vendors and customers and will be carried out in four phases: 1) assessment and development of a plan; 2) remediation; 3) testing; and 4) implementation.

The Company's plan also includes contracting with independent experts as considered necessary. To date, the Company has engaged independent experts to evaluate its Year 2000 plan, including its identification, assessment, remediation and testing efforts.

With regard to information systems, production and facilities equipment and products, the Company is substantially complete with the assessment and plan development phase and is approximately 60 percent, 60 percent and 80 percent complete, respectively with its total planned efforts including remediation, testing and implementation. The Company expects that its remediation efforts in these areas will be substantially completed by September 30, 1999.

The Company is also reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. To date, the Company has received responses from approximately 47 percent of such third parties, and over 90 percent of the companies that have responded have provided written assurances that they expect to address all of their known significant Year 2000 issues on a timely basis. The Company anticipates that these activities will be on-going for the remainder of 1998 and all of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company will be looking for alternative suppliers where circumstances warrant. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

Cost
----

The Company's preliminary estimate of the total cost for Year 2000 compliance is approximately $45 million, of which approximately $23 million has been incurred through September 30, 1998. Of the $23 million spent to date, approximately $21 million related to the cost to repair or replace software and related hardware and approximately $2 million was related to the cost of replacing/repairing non-compliant production and facilities equipment. The Company's cost estimates include the amount specifically related to remedying Year 2000 issues as well as costs for improved systems which are Year 2000 compliant and would have been acquired in the ordinary course but whose acquisition has been accelerated to ensure compliance by the Year 2000.

Incremental spending has not been, and is not expected to be, material because most Year 2000 compliance costs include items that are part of the standard procurement and maintenance of the Company's information systems and production and facilities equipment. Other non-Year 2000 efforts have not been materially delayed or impacted by the Company's Year 2000 initiatives.

Risks
-----

The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not affected in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

Contingency Plan
----------------

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario as such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by March 31, 1999.

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


               FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND
               --------------------------------------------------
                                     UNCERTAINTY
                                     -----------

This document includes certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involves risk and uncertainty. Please see "Risks" under the "Year 2000 Issue" section for a description of risks and uncertainties related to that issue. Additionally, the Company cannot be sure the costs for compliance will not be greater than currently estimated. Furthermore, there is no assurance that the most likely worse-case scenario can be identified or that contemporary plans can be successfully developed to deal with these matters. If the magnitude of the Year 2000 issue is greater than presently anticipated, it could have a material adverse impact on the Company. If there were a material decrease in the revenue and profitability of the Company's businesses, its cash flow may be adversely affected.

Estimating liabilities with respect to environmental matters is difficult due to numerous variables. Changes can occur in the scope or nature of the remedy resulting in increased or occasionally decreased costs. The Company's share of remediation costs may be greater or lesser than assumed due to changes in the number of other potentially responsible parties to contribute to the remedy, or judicial or other determinations that result in a change in the Company's share of the liability for a site. Expected indemnification from third parties may not materialize due to disputes regarding indemnification obligations or lack of financial resources which can also result in greater financial exposure to the Company. Furthermore, new sites requiring remediation can be identified at which the Company may have future liability.



PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibit 27  -  Financial Data Schedule - September 30, 1998

       (b)    Reports on Form 8-K  - none

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 5, 1998                             The B.F.Goodrich Company
----------------                             ------------------------





                                              /S/LES C. VINNEY
                                              -------------------------
                                              Les C. Vinney
                                              Senior Vice President and
                                              Chief Financial Officer





                                              /S/ROBERT D. KONEY, JR.
                                              -------------------------
                                              Robert D. Koney, Jr.
                                              Vice President & Controller
                                              (Chief Accounting Officer)