Form 10-K
period 1998-12-31
GOODRICH B F CO
filed 1999-03-04
CIK 42542

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to _________________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE
                                                                           ON WHICH REGISTERED
                  TITLE OF EACH CLASS                                     ---------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of February 18, 1999 was $2,436.2 million ($32.75 per share). On such date, 74,387,028 of such shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement dated March 4, 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

ITEM 1. BUSINESS

  Recent Development

     On November 22, 1998, the Company and Coltec Industries Inc ("Coltec"), a Pennsylvania company, entered into an Agreement and Plan of Merger ("Merger Agreement"). Under the terms of the Merger Agreement, upon consummation of the Merger each share of Coltec common stock issued and outstanding immediately prior to the effective time of the Merger shall be converted into the right to receive 0.56 of a share of BFGoodrich common stock.

     The Merger, which will be accounted for as a pooling of interests, is expected to close in early April of 1999. The Merger Agreement has been approved by the Board of Directors of both companies. Consummation of the Merger is subject to certain customary conditions, including, among others, approval of the Merger Agreement by both companies' shareholders and the receipt of regulatory approvals.

     When the Company and Coltec entered into the Merger Agreement, both also entered into Reciprocal Stock Option Agreements pursuant to which each granted the other an option to purchase 19.9% of the outstanding shares of its common stock upon the occurrence of certain specified events. The Reciprocal Stock Option Agreements were entered into as a condition of the Merger Agreement and serve as an inducement for each of the companies to consummate the Merger.

     The headquarters of the new combined company will be located in Charlotte, NC.

     For additional information regarding the Merger, Merger Agreement and the Reciprocal Stock Option Agreements, see the Joint Proxy Statement/Prospectus, including Annex A, B and C.

  General Development of Business

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

     The Company, with 1998 sales of $4.0 billion, is organized into two principal business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Performance Materials ("Performance Materials"). The Company maintains patent and technical assistance agreements, licenses and trademarks on its products, process technologies and expertise in most of the countries in which it operates. The Company conducts its business through numerous divisions and 98 wholly and majority-owned subsidiaries worldwide.

     The principal executive offices of BFGoodrich are located at 4020 Kinross Lakes Parkway, Richfield, Ohio 44286-9368 (telephone (330) 659-7600).

     The Company was incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

     In March 1998, the Company acquired Freedom Chemical Company for approximately $378.0 million in cash. Freedom Chemical is a leading global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products. Freedom Chemical has leadership positions as a supplier of specialty chemical additives used in personal care, food and beverage, pharmaceutical, textile, graphic arts, paints, colorants and coatings applications and as chemical intermediates. The Company also acquired a small manufacturer of textile chemicals and a small manufacturer of energetic materials systems during 1998.

     On December 22, 1997, the Company completed a merger with Rohr, Inc. ("Rohr") which was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements were restated to include the results of operations, financial position and cash flows of Rohr as though Rohr had always been a part of the Company.

     During 1997, the Company acquired five additional businesses (four of which were acquired during the fourth quarter) for cash consideration of $133.4 million in the aggregate, which included $65.3 million of goodwill. One of the acquired businesses is a manufacturer of data acquisition systems for satellites and other aerospace applications. A second business manufactures diverse aerospace products for commercial and military applications. A third business is a manufacturer of dyes, chemical additives and durable press resins for the textiles industry. A fourth business manufactures thermoplastic polyurethanes and is located in the United Kingdom. The remaining acquisition is a small specialty chemicals business.

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

     During 1996, the Company acquired five specialty chemicals businesses for cash consideration of $107.9 million, which included $80.0 million of goodwill. One of the businesses acquired is a European-based supplier of emulsions and polymers for use in paint and coatings for textiles, paper, graphic arts and industrial applications. Two of the acquisitions represented product lines consisting of water-borne acrylic resins and coatings and additives used in the graphic arts industry. The fourth acquisition consisted of water-based textile coatings product lines. The remaining acquisition was a small supplier of anti-static compounds.

  Financial Information About Industry Segments

     In 1998, 1997 and 1996, sales to Boeing, solely by the Aerospace Segment, totaled 14 percent, 14 percent and 13 percent, respectively, of consolidated sales.

     For financial information concerning the Company's sales, operating income, identifiable assets, property additions, depreciation and amortization and geographic information, see Note N to Consolidated Financial Statements.

  Narrative Description of Business

  AEROSPACE

     The Company's Aerospace Segment is conducted through four major business groups.

     Aerostructures Group (formerly Rohr) primarily designs, develops and integrates aircraft engine nacelle and pylon systems for commercial and general aviation customers.

     Landing Systems Group manufactures aircraft landing gear; aircraft wheels and brakes; high-temperature composites; and aircraft evacuation slides and rafts for commercial, military, regional and business aviation customers and for space programs.

     Sensors and Integrated Systems Group manufactures sensors and sensor-based systems; fuel measurement and management systems; electromechanical actuators; aircraft windshield wiper systems; health and usage management systems; electronic test equipment; ice protection systems; specialty heated products; collision warning systems; weather detection systems; standby attitude indicators; aircraft lighting components; and polymer and composite products for commercial, military, regional, business and general aviation customers, and for aircraft engine and space programs.

     Maintenance, Repair and Overhaul Group ("MRO") provides maintenance, repair and overhaul of commercial airframes, components, wheels and brakes, landing gear, instruments and avionics for commercial, regional, business and general aviation customers.

     The Company is among the largest suppliers of aircraft systems and components and aircraft maintenance repair and overhaul services in the world. It competes with other aerospace industry manufacturers to supply parts and provide service on specific fleets of aircraft, frequently on a program-by-program bid basis. Competition is primarily based on product performance, service capability and price. Contracts to supply systems and components and provide service are generally with aircraft manufacturers, airlines and airfreight businesses worldwide. The Company also competes on U.S. Government contracts, generally as a subcontractor. Competition is principally based on product performance and price.

  PERFORMANCE MATERIALS

     The Company's Performance Materials Segment is conducted through three major business groups.

     Textile and Industrial Coatings Group manufactures acrylic textile coatings and industrial formulations of Carbopol(R) polymers for textile printing; durable press resins, dyes and softeners; and paper saturants and coatings in wood, metal and other surface finishing products and in graphic arts applications.

     Consumer Specialties Group manufactures thickening, suspension and emulsion polymers for personal care products, household and pharmaceutical applications.

     Polymer Additives & Specialty Plastics Group manufactures thermoplastic polyurethane and alloys; high-heat-resistant and low-combustibility plastics; static-dissipating polymers; antioxidants for rubber, plastic and lubricants applications; and reaction-injection molding resins. Products are marketed and sold to manufacturers for film and sheet applications; wire and cable jacketing; and magnetic media. Specialty plastics are also used in the manufacture of automotive products; recreational vehicles and products; agricultural equipment; industrial equipment; tire and rubber goods; plumbing and industrial pipe; fire sprinkler systems and building material components.

     The Company competes with other major chemical manufacturers. Products are sold primarily based on product performance. Frequently, products are manufactured or formulated to order for specific customer applications and often involve considerable technical assistance from the Company.

  Backlogs

     At December 31, 1998, the Company had a backlog of approximately $2.8 billion, principally related to the Aerospace Segment, of which approximately 59 percent is expected to be filled during 1999. The amount of backlog at December 31, 1997 was approximately $2.4 billion. Backlogs in the Aerospace Segment are subject to delivery delays or program cancellations, which are beyond the Company's control.

  Raw Materials

     Raw materials used in the manufacture of Aerospace products, including steel and carbon, are available from a number of manufacturers and are generally in adequate supply.

     Availability of all major monomers and chemicals used in the Performance Materials Segment is anticipated to be adequate for 1999. While chemical feedstocks are currently in adequate supply, in past years, from time-to-time for limited periods, various chemical feedstocks were in short supply. The effect of any future shortages on the Company's operations will depend upon the duration of any such shortages and possibly on future U.S. government policy, which cannot be determined at this time.

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

     For additional information concerning environmental matters, see Note V to Consolidated Financial Statements.

  Research and Development

     The Company conducts research and development under Company-funded programs for commercial products and under contracts with others. Total research and development expense amounted to $182.7 million in 1998, which included $63.1 million related to amounts funded by customers. For additional information concerning research and development expense, see Note A to Consolidated Financial Statements.

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

  Human Resources

     As of December 31, 1998, the Company had 17,175 employees in the United States. An additional 1,239 people were employed overseas. Approximately 8,400 employees were hourly paid. The Company believes it has good relationships with its employees.

     The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from March 1999 to August 2003. There were no material work stoppages during 1998.

  Foreign Operations

     The Company is engaged in business in foreign markets. Manufacturing and service facilities for Aerospace and Performance Materials are located in Belgium, Canada, England, France, Germany, Japan, India, Australia, Hong Kong, Korea, The Netherlands, Scotland, Singapore and Spain. The Company also markets its products and services through sales subsidiaries and distributors in a number of foreign countries. The Company also has technical fee, patent royalty agreements and joint venture agreements with various foreign companies.

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

     For additional financial information about U.S. and foreign sales, see Note N to Consolidated Financial Statements.

ITEM 2. PROPERTIES

     The manufacturing and service operations of the Company are carried on at facilities, all of which are owned, unless otherwise indicated, at the following locations:

                                   AEROSPACE

Albuquerque, New Mexico
Amelot, France*
Arkadelphia, Arkansas
Austin, Texas*
Bangalore, India
Basingstoke, England*
Bedford, Massachusetts
Burnsville, Minnesota
Cedar Knolls, New Jersey

Chula Vista, California**
Cleveland, Ohio**
Columbus, Ohio
Dallas, Texas*
Dewsbury, England
East Brunswick, New Jersey*
Eagan, Minnesota
Everett, Washington**
Fairhope, Alabama*
Foley, Alabama*
Fort Lauderdale, Florida
Grand Rapids, Michigan
Green, Ohio **
Hagerstown, Maryland
Hamburg, Germany
Harrow, England*
Heber Springs, Arkansas
Irvine, California*
Jacksonville, Florida
Karnataka, India
Louisville, Kentucky*
Lynnwood, Washington*
Memphis, Tennessee
Miami, Florida*
Middletown, Connecticut*
New Century, Kansas**
Oldsmar, Florida
Ontario, California*
Paris, France
Phoenix, Arizona
Prestwick, Scotland**
Pueblo, Colorado
Riverside, California
San Marcos, Texas
Santa Fe Springs, California**
Sheridan, Arkansas*
Singapore*
Spencer, West Virginia
Taipo, Hong Kong*
Tempe, Arizona*
Tokyo, Japan
Toulouse, France**
Troy, Ohio
Tullahoma, Tennessee
Union, West Virginia
Villawood, Australia
Vergennes, Vermont
Wichita, Kansas

                             PERFORMANCE MATERIALS

Akron, Ohio
Antwerp, Belgium
Avon Lake, Ohio
Barcelona, Spain
Calvert City, Kentucky
Cartersville, Georgia
Chagrin Falls, Ohio
Charlotte, North Carolina
Chennai, India
Cincinnati, Ohio***
Cowpens, South Carolina
Delfzijl, The Netherlands
Dewsbury, England
Elyria, Ohio
Gastonia, North Carolina
Greenville, South Carolina
Henry, Illinois
Kalama, Washington
Kallo, Belgium
Lawrence, Massachusetts
Leominster, Massachusetts
Louisville, Kentucky
Madras, India***
Munich, Germany*
Oevel, Belgium
Pedricktown, New Jersey
Pohang, Korea
Raubling, Germany**
Shepton Mallet, England
Taylors, South Carolina
Twinsburg, Ohio
Vadodara, India
Williston, South Carolina

                 RESEARCH FACILITIES AND ADMINISTRATIVE OFFICES
                   OTHER THAN MANUFACTURING FACILITY OFFICES

Avon Lake, Ohio*
Brecksville, Ohio
Brussels, Belgium*
Chula Vista, California**
Cleveland, Ohio*
Hong Kong*
Hurricane Mesa, Utah
Manyunck, Pennsylvania
Montrose, Ohio
North Canton, Ohio*
Richfield, Ohio
Seattle Washington*
Tokyo, Japan
Uniontown, Ohio*
Washington, D.C.*
Waterloo, Ontario, Canada*

---------------

  * Leased

 ** Leased in Part

*** Land is Leased; Building is Owned

     The Company considers that its properties are well maintained and in good operating condition.

     The Company and its subsidiaries are lessees under a number of cancelable and non-cancelable leases for certain real properties, used primarily for administrative, retail, maintenance, repair and overhaul of aircraft, aircraft wheels and brakes and evacuation systems and warehouse operations, and for certain equipment (see Note K to the Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

     There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved in legal proceedings as a plaintiff involving contract, environmental and other matters. Gain contingencies, if any, are recognized when realized.

     The Company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with approximately 43 sites, most of which related to businesses previously discontinued. The Company believes it may have continuing liability with respect to not more than 19 sites.

     The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position. The Company's environmental engineers and consultants review and monitor past and existing operating sites. This process includes investigation of National Priority List sites, where the Company is considered a PRP, review of remediation methods and negotiation with other PRPs and governmental agencies.

     At December 31, 1998, the Company has recorded in Accrued Expenses and in Other Non-current Liabilities a total of $57.4 million to cover future environmental expenditures, principally for remediation of the aforementioned sites and other environmental matters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The number of common shareholders of record at December 31, 1998, was 11,244. The discussions of the limitations and restrictions on the payment of dividends on common stock are included in Notes J and T to the Consolidated Financial Statements.

     Common Stock Prices and Dividends The table below lists dividends per share and quarterly price ranges for the common stock of The BFGoodrich Company based on New York Stock Exchange prices as reported on the consolidated tape.

             1998                                    1997
         ------------                            -----------
QUARTER  HIGH     LOW       DIVIDEND   QUARTER   HIGH    LOW     DIVIDEND
-------  ----     ---       --------   -------   ----    ---     --------
First..   54 1/2  38 3/8    $.275      First     43 1/8  36 1/2  $.275
Second..  56      44 11/16   .275      Second    48 1/4  35 1/8   .275
Third..   50 1/4  26 1/2     .275      Third     47 1/4  41 5/8   .275
Fourth..  40 1/2  28 13/16   .275      Fourth    46      40 3/4   .275

ITEM 6.  SELECTED FINANCIAL DATA

                       SELECTED FIVE-YEAR FINANCIAL DATA

                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
  Sales....................................  $3,950.8   $3,373.0   $2,845.8   $2,661.8   $2,601.4
  Operating income.........................     476.8      250.1      310.3      247.4      217.0
  Income from continuing operations........     228.1      113.2      115.5       94.8       66.4
BALANCE SHEET DATA:
  Total assets.............................  $4,192.6   $3,493.9   $3,579.8   $3,387.5   $3,435.4
  Non-current long-term debt and capital
     lease obligations.....................     995.2      564.3      881.4      963.0    1,001.1
  Mandatorily redeemable preferred
     securities of Trust...................     123.6      123.1      122.6      122.2         --
  Total shareholders' equity...............   1,599.6    1,422.6    1,225.8      975.9      979.2
OTHER FINANCIAL DATA:
  Total segment operating income...........  $  532.2   $  388.5   $  363.1   $  303.9   $  270.0
  EBITDA(1)................................     634.6      484.4      420.9      346.7      319.8
  Operating cash flow......................     356.6      209.6      265.5      221.0      264.2
  Capital expenditures.....................     208.5      159.9      197.1      155.8      136.1
  Dividends (common and preferred).........      75.7       59.5       58.8       61.6       64.6
  Distributions on Trust preferred
     securities............................      10.5       10.5       10.5        5.1         --
PER SHARE OF COMMON STOCK:
  Income from continuing operations,
     diluted...............................  $   3.04   $   1.53   $   1.65   $   1.34   $    .91
  Dividends declared.......................      1.10       1.10       1.10       1.10       1.10
  Book value...............................     21.51      19.56      17.66      14.97      13.54
RATIOS:
  Operating income as a percent of sales
     (%)...................................      12.1        7.4       10.9        9.3        8.3
  Return on common shareholders' equity
     (%)...................................      15.0       13.5       15.8       14.7       10.8
  Debt-to-capitalization ratio (%).........      39.8       33.0       44.3       49.3       53.8
  Dividend payout-common stock (%).........      33.4       33.4       33.9       40.6       55.9
OTHER DATA:
  Common shareholders of record at end of
     year..................................    11,244     13,550        n/a        n/a        n/a
  Common shares outstanding at end of year
     (millions)............................      74.4       72.7       69.4       65.2       64.2
  Number of employees at end of year.......    18,414     16,838     17,960     17,275     18,292

---------------

     (1) "EBITDA" as used herein means income from continuing operations before distributions on Trust preferred securities, income tax expense, net interest expense, depreciation and amortization and special items. Special items for 1998, 1997 and 1996 are described on page 9 of this Form 10-K. Special items in 1995 included a net gain of $12.5 million from an insurance settlement; a net gain of $2.2 million from the sale of a business; and a charge of $1.9 million relating to a voluntary early retirement program. Special items in 1994 included a charge of $6.4 million attributable to unamortized pension prior service costs related to a reduction in employment levels and a net gain of $1.6 million on the sale of a business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis contains forward-looking statements. See the last section for certain risks and uncertainties.

  Results of Operations

  PENDING MERGER

     On November 22, 1998, the Company and Coltec Industries, Inc. ("Coltec"), a Pennsylvania company, entered into an Agreement and Plan of Merger ("Merger Agreement"). Under the terms of the Merger Agreement, upon consummation of the Merger, each share of Coltec common stock issued and outstanding immediately prior to the effective time of the Merger shall be converted into the right to receive 0.56 of a share of BFGoodrich common stock. The Merger, which will be accounted for as a pooling of interests, is expected to close in early April of 1999. Upon consummation of the Merger, all prior period financial statements will be restated to include the financial information of Coltec as if it had always been a part of the Company. For more information regarding the Merger, see Note C to the Consolidated Financial Statements.

  TOTAL COMPANY

     BFGoodrich achieved the fourth year of solid sales and earnings growth since the new company effectively came into being on January 1, 1994, following the sale of the Geon Vinyl Products Segment in 1993. In addition, the largest business combination in its 128-year history was accomplished at the end of 1997.

     Consolidated Operations The Company achieved strong double-digit sales and income growth from continuing operations in 1998. Income from continuing operations climbed 25 percent, excluding the impact of merger-related costs. The Company experienced continued strong demand in many markets in both the Aerospace and Performance Materials Segments.

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN MILLIONS)
SALES
  Aerospace........................................  $2,755.2    $2,468.3    $2,021.4
  Performance Materials............................   1,195.6       904.7       824.4
                                                     --------    --------    --------
       Total.......................................  $3,950.8    $3,373.0    $2,845.8
                                                     ========    ========    ========
OPERATING INCOME
  Aerospace........................................  $  386.4    $  260.3    $  253.6
  Performance Materials............................     145.8       128.2       109.5
                                                     --------    --------    --------
       Total Reportable Segments...................     532.2       388.5       363.1
  Corporate........................................     (55.4)     (138.4)      (52.8)
                                                     --------    --------    --------
       Total.......................................  $  476.8    $  250.1    $  310.3
                                                     ========    ========    ========

     Cost of sales was 72.2 percent in 1998 compared with 73.8 percent of sales in 1997 and 71.8 percent of sales in 1996. Margin improvement in the Aerospace Segment in 1998 was partially offset by a margin decline in the Performance Materials Segment. Cost of sales in 1997 was also negatively impacted by the MD-90 write-off as compared to 1998 and 1996 levels (see detailed group discussions below).

     Selling, general and administrative costs were 15.5 percent of sales in 1998, compared with 16.5 percent in 1997 and 16.9 percent in 1996. The decrease in 1998 as compared to 1997 was a result of additional long-term incentive compensation expense in 1997 that resulted from exceeding the three year goals and achieving a maximum payout under the plan. The leverage that resulted from the increase in sales at each of the segments also resulted in a reduction in SG&A costs as a percentage of sales from 1996 to 1997. (See detailed group discussions below).

     Income from continuing operations included various charges or gains (referred to as special items) which affected reported earnings. Excluding the effects of special items, income from continuing operations in 1998 was $234.6 million, or $3.13 per diluted share, compared with $179.3 million, or $2.42 per diluted share in 1997, and

$127.7 million, or $1.83 per diluted share in 1996. The following table presents the impact of special items on earnings per diluted share.

                EARNINGS PER DILUTED SHARE                   1998     1997     1996
                --------------------------                   -----    -----    -----
Income from continuing operations..........................  $3.04    $1.53    $1.65
  Net (gain) loss on sold businesses.......................     --     (.22)     .03
  Gain on issuance of subsidiary stock.....................     --     (.10)      --
  MD-90 write-off..........................................     --      .28       --
  Merger-related costs.....................................     --      .93       --
  Asset impairment and restructuring charges...............    .09       --      .10
  Exchange of convertible debt.............................     --       --      .05
                                                             -----    -----    -----
  Income from continuing operations, excluding special
     items.................................................  $3.13    $2.42    $1.83
                                                             =====    =====    =====

     Income from continuing operations for the year ended December 31, 1998 includes $6.5 million ($0.09 per share) for costs associated with the Aerostructures Group's closure of three facilities and the impairment of a fourth facility.

     Income from continuing operations for the year ended December 31, 1997 includes (i) merger costs of $69.3 million ($0.93 per share) in connection with our merger with Rohr, Inc., (ii) a net gain of $8.0 million ($0.10 per share) resulting from an initial public offering of common stock by BFGoodrich's subsidiary, DTM Corporation, (iii) a net gain of $16.4 million ($0.22 per share) from the sale of a business, and (iv) a charge of $21.0 million ($0.28 per share) related to the Aerostructures Group's production contract with IAE International Aero Engines AG to produce nacelles for McDonnell Douglas Corporation's MD-90 aircraft.

     Income from continuing operations for the year ended December 31, 1996 includes (i) a charge of $2.6 million ($0.04 per share) relating to a voluntary early retirement program, (ii) a net gain of $1.0 million ($0.01 per share) from the sale of a business, (iii) a loss of $3.1 million ($0.04 per share) on the sale of a wholly-owned aircraft leasing subsidiary, (iv) a charge of $4.3 million ($0.06 per share) for an impairment write-down on a facility in Arkadelphia, Arkansas, and (v) a charge of $3.2 million ($0.05 per share) for the exchange of convertible notes.

     The Company is continuing to evaluate realignment of its operations to improve efficiencies and reduce costs.

  ACQUISITIONS

     On December 22, 1997, BFGoodrich completed a merger with Rohr, Inc. by exchanging 18,588,004 shares of BFGoodrich common stock for all of the common stock of Rohr (the term Company is used to refer to BFGoodrich including Rohr). Each share of Rohr common stock was exchanged for .7 of one share of BFGoodrich common stock. The merger was accounted for as a pooling of interests, and all prior period financial statements were restated to include the financial information of Rohr as though Rohr had always been a part of BFGoodrich.

     Prior to the merger, Rohr's fiscal year ended on July 31. For purposes of the combination, Rohr's financial results for its fiscal year ended July 31, 1997, were restated to the year ended December 31, 1997, to conform with BFGoodrich's calendar year end. Financial results for Rohr's fiscal years ended July 31, 1996 and earlier were not restated to conform to BFGoodrich's calendar year end. For periods prior to 1997, Rohr's fiscal years ended July 31 have been combined with BFGoodrich's calendar years ended December 31. As a result, Rohr's results of operations for the period August 1, 1996 to December 31, 1996, do not appear in the Consolidated Statement of Income and instead are recorded as a direct adjustment to equity. Rohr's revenues, expenses and net loss for this five-month period were $341.3 million, $359.3 million and $18.0 million, respectively. Included in expenses during this period was a $49.3 million pretax charge ($29.5 million after tax) relating to the McDonnell Douglas MD-90 program (see discussion under Aerostructures Group).

     The following acquisitions were recorded using the purchase method of accounting. Their results of operations were included in the Company's results since their respective dates of acquisition.

     In March 1998, the Company acquired a global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products. The Company also acquired a small manufacturer of textile chemicals used for fabric preparation and finishing and a small manufacturer of energetic materials systems during 1998.

     During 1997, the Company acquired five businesses for cash consideration of $133.4 million in the aggregate, which included $65.3 million of goodwill. One of the acquired businesses is a manufacturer of data acquisition systems for satellites and other aerospace applications. A second business manufactures diverse aerospace products for commercial and military applications. A third business is a manufacturer of dyes, chemical additives and durable press resins for the textiles industry. A fourth business manufactures thermoplastic polyurethane and is located in the United Kingdom. The remaining acquisition is a small specialty chemicals business.

     During 1996, the Company acquired five specialty chemicals businesses for cash consideration of $107.9 million, which included $80.0 million of goodwill. One of the businesses acquired is a European-based supplier of emulsions and polymers for use in paint and coatings for textiles, paper, graphic arts and industrial applications. Two of the acquisitions represented product lines consisting of water-borne acrylic resins and coatings and additives used in the graphic arts industry. The fourth acquisition consisted of water-based textile coatings product lines. The remaining acquisition was a small supplier of anti-static compounds.

1998 COMPARED WITH 1997

  AEROSPACE

     Market Overview The aerospace industry recorded another strong year in 1998, elevating BGoodrich Aerospace to its highest ever levels of sales and operating income. Deliveries of large commercial aircraft increased 42 percent over 1997, while deliveries of regional aircraft increased 23 percent in 1998. Revenue passenger miles, a key indicator of market demand, also rose during the year despite the softening of Asia-Pacific demand. World airline passenger traffic increased an estimated 2.3 percent over the prior year, while U.S. domestic revenue passenger miles increased by 3.9 percent. Military spending remained relatively flat in 1998.

     Segment Performance The Aerospace Segment's sales in 1998 were $2,755.2 million. Forty-two percent of sales were to commercial transport programs (Boeing and Airbus). Sales to civil aviation customers were 89 percent in 1998, an increase from 86 percent in 1997. Military sales comprised 9 percent of Aerospace sales, the same level as last year.

     The Aerospace Segment's operating income improved 48.4 percent during 1998. In addition to the Group-specific results discussed below, the Segment as a whole benefited principally from higher volume supplemented by the continued implementation of productivity initiatives, including lean manufacturing and procurement improvement efforts.

                                                                                  % OF SALES
                                                                                 -------------
                                               1998        1997      % CHANGE    1998    1997
                                             --------    --------    --------    ----    -----
                                                (IN MILLIONS)
SALES
  Aerostructures...........................  $1,144.2    $1,039.7      10.1
  Landing Systems..........................     598.2       509.6      17.4
  Sensors and Integrated Systems...........     574.6       550.7       4.3
  MRO......................................     438.2       368.3      19.0
                                             --------    --------
       Total Sales.........................  $2,755.2    $2,468.3      11.6
                                             ========    ========
OPERATING INCOME
  Aerostructures...........................  $  178.7    $  102.6      74.3      15.6      9.9
  Landing Systems..........................      77.5        72.0       7.6      13.0     14.1
  Sensors and Integrated Systems...........     111.6        89.0      25.4      19.4     16.2
  MRO......................................      18.6        (3.3)      N/A       4.2     (0.9)
                                             --------    --------
       Total Operating Income..............  $  386.4    $  260.3      48.4      14.0     10.5
                                             ========    ========

     Aerostructures Group Aerostructures Group sales for 1998 of $1,144.2 million were $104.5 million, or 10.1 percent, higher than in 1997. Contributing to the increased sales were higher aftermarket spares sales and accelerated deliveries on many commercial programs, including the V-2500 (A319/320/321 aircraft) and the start up of production deliveries on the 737-700 program. These increases were partially offset by reduced deliveries on the A340 program.

     The Aerostructures Group's 1998 operating income of $178.7 million included a $10.5 million pretax special charge for costs associated with the closure of three facilities and the impairment of a fourth (see Note E to the Consolidated Financial Statements). Operating income of $102.6 million in 1997 was adversely impacted by a $35.2 million pretax charge on the MD-90 contract. Excluding these special items, operating income increased in 1998 by $51.5 million, or 37 percent, primarily as a result of increased sales volume and by the proportionately higher ratio of aftermarket spares sales to production sales. Aftermarket spare sales generally carry a higher margin than production sales.

     Landing Systems Group Sales in the Landing Systems Group of $598.2 million were $88.6 million, or 17.4 percent, higher than in 1997. Sales growth reflected higher original-equipment demand for landing gear and evacuation products, as well as stronger than expected aftermarket demand for aircraft wheels and brakes. Principal landing gear programs were the B767 and B737 (nose gear). Landing gear sales volumes also reflected the establishment of a facility in Seattle to provide fully dressed landing gears to Boeing on the B747-400 program. Commercial wheel and brake demand was strongest on the A320, B737, and B747 programs. Evacuation product sales increased on the B747-400 and A330/A340 programs. The evacuation systems business also completed in October 1998 the acquisition of Universal Propulsion Company ("UPCo") which is expected to enhance the business's safety systems offerings through its direct thermal inflation technology. UPCo manufactures energetic materials systems used to activate ejection seats, airplane evacuation slides and related products.

     Operating income in the Landing Systems Group increased 7.6 percent in 1998. Higher sales and favorable product mix benefited the Group's operating income. Certain factors, however, constrained income growth. Those factors included higher wheel and brake strategic sales incentives, principally for the B777, B737, and Airbus programs; higher product development costs, offset in part by cost reduction initiatives in operations; and increased landing gear manufacturing costs associated with the increase in production to match original-equipment manufacturers' build rates.

     Sensors and Integrated Systems Group Sensors and Integrated Systems Group sales of $574.6 million were $23.9 million, or 4.3 percent, higher than in 1997. Sales of the Group were split nearly equally between the large commercial transport customers (30 percent), regional, business and general aviation (25 percent), military (25 percent) and space (20 percent). All four markets experienced increased sales for the year.

     Demand for sensor and avionics products was particularly strong. Increased sales of sensor products were driven by rate increases on major Boeing programs, retrofit of competitors' products on Airbus programs and the application of products to new regional and business programs such as Embraer 145, Gulfstream V, and Bombardier Global Express. The higher sales of avionics products was fueled by greater than anticipated acceptance of a new, low cost collision avoidance product -- SkyWatch(R) -- and strong associated sales of our StormScope(R) line of lightning detectors.

     Expansion of our ice protection product line, including new specialty heated products, also contributed to the results. The Group's sales performance was further enhanced by higher demand for satellite products (acquired in the March 1997 purchase of Gulton Data Systems) that was driven by expansion of our capabilities and product offerings.

     The Group's operating income improved 25.4 percent in 1998, to $111.6 million, compared with $89.0 million in 1997. The increase reflects the higher sales volumes, the impact of productivity initiatives, a favorable sales mix, and new products introduced during the year.

     Maintenance, Repair and Overhaul (MRO) Group The MRO Group's sales of $438.2 million were $69.9 million, or 19 percent, higher than in 1997. During 1998, the MRO Group achieved higher sales volumes compared with 1997, successfully replacing the sales which were lost after the bankruptcy (in early
1998) of Western Pacific Airlines and the termination of an America West Airlines maintenance contract. New business included long-term service contracts with, in addition to others, Qantas, Continental, Northwest, United, and Virgin Atlantic Airlines. Sales improved due to higher volumes in the airframe and component services businesses. The performance of the component services business reflects strong demand for wheels and brakes and nacelles services. New business assisting Boeing in paint and other component services also contributed to the improved results.

     The MRO Group reported significantly higher operating income in 1998, even after giving consideration to the $11.8 million bad debt charge recognized in 1997 due to the bankruptcy of Western Pacific Airlines. Increased operating income in 1998 was attributable to improved operating efficiencies in the component services business and the introduction of new higher-margin specialized services. The Group also benefited from substantially reduced turnover of the certified airframe and powerplant mechanics work force in the airframe business, compared with the prior two years.

     Although the Group's operating income margin increased during 1998 compared with 1997 (4.2 percent versus 2.2 percent--excluding the 1997 bad debt charge), several factors constrained the growth of operating income and margins in 1998. First, the Group's landing gear services business in Miami completed the construction of a new world-class service facility (also in the Miami area) in mid 1998. Much of the second half of 1998 was spent transitioning operations from the old facility to the new one, during which time duplicate facility costs and production inefficiencies were incurred. This business also incurred significant charges to resolve several customer billing disputes, largely from the prior year. Management believes the impact of these items is nonrecurring. Second, start-up costs were incurred by the Group's airframe business in connection with a new major customer, resulting from servicing aircraft new to the business. Finally, the airframe business commenced in 1998 the development of a major new business system, the implementation of which is expected to be completed by mid 1999. As a result, the business increased inventory valuation reserves and expensed development-related costs. Excluding the impact of the above charges, operating income margins in 1998 would have been slightly above 6 percent rather than 4.2 percent.

  OUTLOOK

     Despite well-founded concerns about Asian and Latin American economies, the aerospace industry is expected to experience continued growth in 1999. Deliveries of large commercial transport aircraft--a common barometer of the health of the industry--are anticipated to increase by 13.5 percent over 1998's record levels per the January/February 1999 edition of The Airline Monitor. Airline traffic is also expected to remain strong since the general economy is healthy and business and leisure travel have become more affordable. Additionally, the demand for aftermarket replacement parts should remain steady as airlines continue to retrofit older airplanes to meet FAA Stage III noise regulations and to comply with stricter safety guidelines.

     The regional market is expected to remain strong in 1999 with revenue passenger miles anticipated to grow approximately 6 percent per the January/February 1999 edition of The Airline Monitor. The average number of seats in regional/commuter aircraft is expected to increase as longer-range turbo-jet aircraft replace older turbo-props within regional airline fleets. This trend is substantiated by the regional jet forecast, which reveals declining turbo-prop production and increasing turbo-jet production in the long term. BFGoodrich Aerospace had anticipated the shifting mix of regional aircraft and currently participates on the latest regional jet programs such as the Global Express, Dornier family, Embraer 145 and the Canadair RJ.

     Unlike the regional market, production of business jets is expected to remain flat in 1999. However, BFGoodrich Aerospace believes that its position on such new platforms as the Cessna Citation X, the Canadair Challenger, and the Gulfstream G-V bode well for success in the aftermarket.

     BFGoodrich Aerospace expects to maintain its current level of participation in the military aerospace market at approximately 10 percent of total Aerospace sales. As in 1998, military spending is expected to decline slightly in real terms in 1999. Although funding for additional programs is limited, the Segment participates in many of the newest military programs, including the Joint Strike Fighter and the V-22. Furthermore, an opportunity exists for the Segment to increase sales of replacement products to defense customers. The Segment is well positioned to capture a larger share of the military aftermarket with products currently on the F-15, F-16, F/A-18, C-17, H-60, C-130J, and AH-64 programs.

     The airline industry enjoyed a profitable year in 1998 and anticipates another strong year in 1999. With their success has come continued outsourcing of non-core functions, including maintenance, repair, and overhaul. BFGoodrich Aerospace expects to sustain its role as a leader in the third party maintenance industry by providing the highest quality, comprehensive nose-to-tail services. The MRO Group expects to achieve greater efficiencies in 1999 after the investment in 1998 in a new landing gear repair and overhaul facility in Miami. In addition to process improvements, the new facility is expected to bring about faster turn-around times and better service to our customers.

  PERFORMANCE MATERIALS

     Market Overview The markets for most of the Performance Materials Segment's products softened throughout 1998. Market pressures included the Asian and other emerging market financial crises as well as slowing demand in most of the other markets served by the Segment.

     Segment Performance As a result of the more competitive market conditions noted above, the Segment's 32.2 percent increase in sales only resulted in a
13.7 percent increase in operating income. While the acquisition of Freedom Chemical in March 1998 contributed significantly to the increase in sales during the year, its concentrations in these areas of particular market weakness resulted in a less-than-expected contribution to operating income in 1998. The acquisition has, however, better positioned the segment for future growth by expanding its global reach, adding to its product portfolio and extending its market breadth. Excluding acquisitions, the Segment experienced a 1.0 percent increase in sales and a 4.8 percent increase in operating income due to favorable raw material costs and production efficiencies. The impact of foreign exchange was not significant to 1998's results.

                                                                                    % OF SALES
                                                                     COMPARABLE    -------------
                                     1998       1997     % CHANGE     % CHANGE     1998    1997
                                   --------    ------    --------    ----------    ----    -----
                                     (IN MILLIONS)
SALES
  Textile and Industrial
     Coatings....................  $  606.2    $401.2      51.1         (0.4)
  Polymer Additives and Specialty
     Plastics....................     431.3     420.9       2.5          1.3
  Consumer Specialties...........     158.1      82.6      91.4          6.2
                                   --------    ------
          Total..................  $1,195.6    $904.7      32.2          1.0
                                   ========    ======
OPERATING INCOME
  Textile and Industrial
     Coatings....................  $   63.0    $ 48.6      29.6          8.0       10.4     12.1
  Polymer Additives and Specialty
     Plastics....................      58.8      57.3       2.6          1.6       13.6     13.6
  Consumer Specialties...........      24.0      22.3       7.6          5.8       15.2     27.0
                                   --------    ------
          Total..................  $  145.8    $128.2      13.7          4.8       12.2     14.2
                                   ========    ======

     The following discussion and analysis of fluctuations in sales and operating income for the Performance Materials Segment excludes the impact of acquisitions (see Comparable % Change column).

     Textile and Industrial Coatings Group Sales in the Textile and Industrial Coatings group decreased 0.4 percent from the prior year. The decrease resulted from volume shortfalls in the Company's textile markets offset by increased volumes in the Group's industrial specialty products and increased sales prices in the Group's coatings products. Domestic textile mills demand has been lower due to an increase in imports and a general slowdown in the apparel markets. In addition, the export of fabrics to Asian and European countries slowed in 1998. The Russian currency crisis and the European Union furniture fabric tariffs all had negative revenue effects on this Group.

     Operating income for the Textile and Industrial Coatings Group increased by $3.9 million, or 8 percent, in 1998 despite the slight reduction in sales due to reduced raw material pricing and other manufacturing cost efficiencies.

     Polymer Additives and Specialty Plastics Group Sales in the Polymer Additives and Specialty Plastics Group increased $5.5 million, or 1.3 percent, over the prior year. Sales volumes increased in the Group's Estane(R) thermoplastic polyurethanes (TPU) driven by strength in static control polymers and European TPU demand and Telene(R) DCPD monomer markets but decreased in the Group's TempRite(R) high heat resistant plastics due to weakness in middle east markets as well as increased competition from other materials. Sales prices remained relatively stable with the exception of some Polymer Additives' products used for the rubber and polymer industries and Estane(R) TPU, where two competitors commissioned new U.S. production facilities in 1998.

     Operating income increased slightly over the prior year mostly as a result of increased volume and favorable raw material pricing.

     Consumer Specialties Group The $5.1 million, or 6.2 percent, increase in sales in the Consumer Specialties Group was driven by increased volumes in the Group's pharmaceutical and personal care products. Sales prices generally increased in all of the Group's product lines.

     The 5.8 percent increase in operating income was mainly attributable to a favorable sales mix and higher volumes.

  OUTLOOK

     The Performance Materials Segment will face challenges in 1999. The Asian economic downturn, other emerging market financial crises as well as adverse competitive pressures all combined to pose a challenging operating environment. However, the segment expects demand to strengthen during the second half of 1999 and is optimistic about continued cost reduction benefits from acquisition integration and its process improvement and productivity programs.

     In order to strengthen its customer and market focus, simplify its business structure and enhance productivity, the Performance Materials Segment announced in February 1999 a realignment of business processes. The realignment is expected to result in the elimination of approximately 160 positions and is expected to result in annual cost savings of $10-$12 million. The Segment expects to obtain six months of these cost savings during 1999.

     The Segment's Textile and Industrial Coatings Group enters 1999 with 1998 total domestic textile sales 7 percent below 1997 levels, and United States textile exports approximately 25 percent lower than 1997 levels. The Group expects to benefit from the continued integration of the Segment's recent acquisitions during 1999.

     The Polymer Additives and Specialty Plastics Group foresees moderate revenue increases in 1999. Sales volumes in the Group's Estane(R) thermoplastic polyurethanes and Telene(R) DCPD monomer markets are expected to grow in 1999. The Group's TempRite(R) high heat resistant plastic and Polymer Additives revenue base is expected to remain stable with limited growth in 1999. Productivity improvements are expected to benefit operating income levels as well during 1999.

     The Consumer Specialties Group expects to continue to benefit from strong growth in North America and foresees limited growth in Asia, Latin America and Eastern Europe over the short-term. The Group also expects to benefit from acquisition integration synergies in 1999.

  1997 COMPARED TO 1996

  AEROSPACE

     Aerospace achieved sales growth of 22 percent over 1996. Sixty percent of Aerospace's 1997 sales were to original-equipment manufacturers, up from 51 percent in 1996. The increase in original-equipment sales was due to stronger demand for new commercial aircraft in the marketplace. Sales to civil aviation customers were 86 percent of total Aerospace sales in 1997, compared with 87 percent in 1996. Military sales decreased to 9 percent of Aerospace sales, from 12 percent a year earlier. Aerospace achieved a 3 percent increase in operating income, despite a $35.2 million charge related to the MD-90 program, a large increase in strategic sales incentives related to wheels and brakes, and an $11.8 million bad debt write-off due to a customer's bankruptcy and productivity problems in the MRO Group.

                       SALES BY GROUP                           1997        1996
                       --------------                         --------    --------
                                                                 (IN MILLIONS)
Aerostructures..............................................  $1,039.7    $  744.4
Landing Systems.............................................     509.6       414.8
Sensors and Integrated Systems..............................     550.7       493.2
MRO.........................................................     368.3       369.0
                                                              --------    --------
          Total.............................................  $2,468.3    $2,021.4
                                                              ========    ========

     Aerostructures Group (Rohr) The group's sales were $1,039.7 million in 1997, a $295.3 million, or 40 percent, increase from 1996. Contributing to increased sales were accelerated delivery rates on most commercial programs, reflecting increased production rates of commercial aircraft and increased deliveries of spare parts. The

CFM56-5 and V2500 programs (which power the A320 family), A340, RR535-E4 (primarily for the Boeing 757), and MD-90 programs all reflected significant volume increases.

     The Aerostructures Group 1997 operating income of $102.6 million included a $35.2 million pretax charge on the MD-90 contract. Operating income increased in 1997 primarily as a result of increased sales. Operating income of $89.8 million in 1996 was adversely impacted by a $7.2 million pretax impairment charge on the group's Arkadelphia, Arkansas, facility. Operating income in 1996 benefited from the recognition of profit on the MD-90 program (1996 MD-90 sales were $68.8 million). In 1997, however, no profit was recognized on MD-90 sales (totaling $109.9 million), adversely affecting margins, in addition to the $35.2 million pretax charge recognized on that program in 1997, as discussed below.

     In 1990, the Company entered into a contract with International Aero Engines to produce nacelles for The Boeing Company's (formerly the McDonnell Douglas Corporation's) MD-90 aircraft. Under the terms of the contract, the Company agreed to recover its preproduction costs, and the higher-than-average production costs associated with early production shipments, over a specified number of deliveries. In light of the wide market acceptance of the MD-80 series, which was the predecessor aircraft, the Company believed sufficient MD-90 aircraft would be sold to allow it to recover its costs.

     Starting in 1996, a series of developments created market uncertainties regarding future sales of the MD-90 aircraft. The most significant of these developments included: McDonnell Douglas' termination of the MD-XX program and the doubts this action raised regarding McDonnell Douglas' continued presence in the commercial aircraft industry; the decision of several large airlines that had traditionally operated McDonnell Douglas aircraft to order aircraft that compete with the MD-90; the announced (and subsequently completed) acquisition of McDonnell Douglas by Boeing, which produces a family of competing aircraft; the announcement by Delta Air Lines (launch customer for the MD-90) of its intent to replace its existing fleet of MD-90s and to seek a business resolution with McDonnell Douglas with respect to its remaining orders for the aircraft; and the lack of significant new MD-90 orders.

     In recognition of these developments, the Company reduced its estimates of future MD-90 aircraft deliveries in December 1996 to include only deliveries which were supported by firm orders, options and letters of intent for the aircraft. Based on its reduced estimate of future aircraft deliveries, the Company believed that future MD-90 sales would not be sufficient to recover its contract investment plus the costs it would be required to spend in the future to complete the contract. As a result, the Company recorded a $49.3 million pretax charge ($29.5 million after tax) in December of 1996 (this charge did not impact the income statement; rather, it was recognized as a direct adjustment to equity as a result of aligning Rohr's fiscal year with BFGoodrich's). In July 1997, the Company further reduced its market estimate of future MD-90 sales to existing firm aircraft orders (excluding firm orders from Delta Air Lines) and recorded an additional $35.2 million pretax charge ($21.0 million after tax, or $.28 per diluted share).

              OPERATING INCOME (LOSS) BY GROUP                 1997      1996
              --------------------------------                ------    ------
                                                               (IN MILLIONS)
Aerostructures..............................................  $102.6    $ 89.8
Landing Systems.............................................    72.0      61.2
Sensors and Integrated Systems..............................    89.0      72.6
MRO.........................................................    (3.3)     30.0
                                                              ------    ------
          Total.............................................  $260.3    $253.6
                                                              ======    ======

     Landing Systems Group The Group's sales were $509.6 million, an increase of $94.8 million, or 23 percent, from 1996. The continued sales growth in 1997 primarily reflected higher original-equipment volumes of landing gear and evacuation products and higher wheel and brake replacement sales. Landing gear programs providing the largest increased volume contribution included the B737 (nose gear), B767 and MD-11. Key evacuation systems programs included the B747-400 and the A330/340. Aftermarket demand for commercial wheels and brakes was also strong, primarily for the B777, B737, B747-400 and A330/340 programs. In addition, demand for regional, business, and military wheels and brakes significantly improved during the year, particularly for the F-16 retrofit program.

     The Landing Systems Group achieved significantly higher operating income during the year, due primarily to greater sales of landing gear and evacuation slides to the original-equipment market and more aftermarket sales of wheels and brakes. This result was achieved by the group despite a three-week strike at the landing gear business in the second quarter and substantially higher strategic sales incentive costs in the wheel and brake business. Operating margins (operating income as a percent of sales) declined modestly, reflecting the lower margins associated with original-equipment sales relative to aftermarket sales and significantly higher strategic sales incentive costs.

     Sensors and Integrated Systems Group The Group's sales were $550.7 million in 1997, an increase of $57.5 million, or 11.7 percent, from 1996. The increased sales volumes of the Sensors and Integrated Systems Group reflected increased demand from commercial original-equipment manufacturers for aircraft sensors, principally on the B777 and B747 commercial transport programs and the Embraer and Gulfstream GV regional and business jet programs. Stronger demand for aftermarket spares also boosted sales, particularly for aircraft sensors and aircraft fuel systems. In addition, the group benefited from the March completion of the Gulton Data Systems acquisition, a transaction which offset lost sales resulting from the engine electrical systems business divestiture in June 1997. Gulton Data Systems sells products primarily to the space industry.

     Operating income for the group increased 23 percent over 1996 results due to increased volumes of higher-margin aftermarket spares that were sold to the commercial markets. Operating income improvement also reflects productivity initiatives, including business and plant consolidations. In addition, the income contribution of Gulton Data Systems more than offset the lost income from the divested engine electrical systems business.

                 OPERATING MARGIN BY GROUP                    1997    1996
                 -------------------------                    ----    ----
Aerostructures..............................................   9.9%   12.1%
Landing Systems.............................................  14.1%   14.8%
Sensors and Integrated Systems..............................  16.2%   14.7%
MRO.........................................................  (0.9)%   8.1%
       Total Segment........................................  10.5%   12.5%

     Maintenance, Repair and Overhaul (MRO) Group The Group's sales were $368.3 million in 1997, a decrease of $0.7 million from 1996. Sales declined modestly compared with 1996, largely reflecting decreased sales volume in the component services business due to reduced demand from a major customer and, to a lesser extent, the bankruptcy of two customers early in 1997. The group's airframe business, however, posted higher sales during the year. Despite the negative effects of the UPS strike during the summer of 1997 and productivity issues throughout the year, the airframe business achieved a 5 percent sales growth. This growth was due to increased demand for services from airline customers throughout the year and the addition of two new customers -- United and Northwest Airlines.

     The MRO Group, however, recorded an operating loss in 1997. The group recognized an $11.8 million bad debt charge related to all amounts receivable from Western Pacific Airlines. Western Pacific filed for Chapter 11 protection under the Bankruptcy Code last October. On February 4, 1998, Western Pacific abruptly ceased its operations, resulting in the bankruptcy court ordering liquidation of the airline. In addition to the Western Pacific matter, the airframe business continued to face challenges in retaining skilled technical workers, as competition for skilled workers significantly increased due to hiring at Boeing and the airlines. This resulted in higher costs for training new workers, lower productivity and higher wage and benefit rates for retained skilled workers. Although turnover of the labor force declined progressively during 1997, turnover levels at year end were still higher than historical levels. In addition, lower customer demand and higher operating costs in the component services business contributed to the operating income decline. Finally, the group's 1996 sales included approximately $7.0 million of high-margin product sales by the component services business which are not normally made by the service businesses.

  PERFORMANCE MATERIALS

     Sales increased 10 percent in 1997, to $904.7 million. Excluding acquisitions, sales increased 7 percent. Segment operating income increased 17 percent, largely reflecting strong volume growth. Adverse foreign exchange effects tempered the segment's income growth, which would have been 21 percent excluding the impact of the stronger U.S. dollar. The 1996 information has been reclassified from the two groups previously reported into the current three group structure of the Segment.

                       SALES BY GROUP                          1997      1996
                       --------------                         ------    ------
                                                               (IN MILLIONS)
Textile and Industrial Coatings.............................  $401.2    $362.6
Polymer Additives and Specialty Plastics....................   420.9     386.0
Consumer Specialties........................................    82.6      75.8
                                                              ------    ------
                                                              $904.7    $824.4
                                                              ======    ======

     Textile and Industrial Coatings Sales for the Group increased by $38.6 million, or 10.6 percent, from $362.6 million in 1996 to $401.2 million in 1997. Excluding the negative impact of a stronger dollar during 1997, sales increased
11.5 percent. The increase in sales was attributable to increased volumes and prices across all product lines, especially in the coatings and industrial markets served by the Group. Excluding acquisitions, sales increased by 3 percent.

     Operating income increased 24 percent during 1997 as compared to 1996. The increase in operating income was due to increases in volume and price as well as the impact of acquisitions. These increases were partially offset by the negative impact of a stronger U.S. dollar. Excluding acquisitions and the impact of foreign exchange, operating income increased by 19.4 percent.

                      OPERATING INCOME                           1997      1996
                      ----------------                          ------    ------
                                                                 (IN MILLIONS)
Textile and Industrial Coatings.............................    $ 48.6    $ 39.2
Polymer Additives and Specialty Plastics....................      57.3      55.4
Consumer Specialties........................................      22.3      14.9
                                                                ------    ------
                                                                $128.2    $109.5
                                                                ======    ======

     Polymer Additives and Specialty Plastics Group Sales in 1997 rose 9 percent, from $386.0 million in 1996 to $420.9 million in 1997, despite the stronger U.S. dollar effects during the year. Adjusted for exchange rate changes, principally against European currencies, sales increased 13 percent over 1996. Solid volume gains in the group's TempRite(R) high-heat-resistant plastics were achieved, most of which were in North America, while significantly higher volumes for Estane(R) thermoplastic polyurethanes occurred in both North America and Europe. Static-control polymer sales growth was achieved in North America and Asia.

     1997 was a transitional year for Specialty Plastics from an operating income perspective. Operating income growth of 3.4 percent relating mostly to volume increases was offset principally by start-up costs in connection with investments in domestic and global expansions in all divisions. Also, the negative foreign exchange impact of the stronger U.S. dollar and higher raw material costs reduced operating income. The group's operating income increased
11.0 percent over 1996 without the foreign exchange impact. Operating income growth was achieved by the thermoplastic polyurethane business. Significant operating margin erosion occurred, however, in the high-heat-resistant plastics business, principally caused by the significant start-up costs associated with the construction of two new European plants.

                 OPERATING MARGIN BY GROUP                    1997    1996
                 -------------------------                    ----    ----
Textile and Industrial Coatings.............................  12.1%   10.8%
Polymer Additives and Specialty Plastics....................  13.6%   14.4%
Consumer Specialties........................................  27.0%   19.7%

     Consumer Specialties Group Sales for the Group increased by $6.8 million, or 9 percent, from $75.8 million in 1996 to $82.6 million in 1997. Excluding the impact of a stronger dollar during 1997, sales increased 14.1 percent. Synthetic thickener sales for personal-care, household and pharmaceutical applications in Europe and Asia were particularly strong. Selling prices were also generally higher across all product lines.

     Operating income increased $7.4 million, or 49.7 percent, from $14.9 million in 1996 to $22.3 million in 1997 driven by increased volumes and prices, as well as an improved sales mix. These increases were partially offset by the negative impact of a stronger U.S. dollar. Excluding the impact of foreign exchange, operating income increased 66.4 percent.

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES The Company has recorded impairment, restructuring and other charges during each of the last three years. See additional discussion in Note E to the Consolidated Financial Statements.

NET INTEREST EXPENSE Net interest expense increased by $12.8 million in 1998. The increase in interest expense-net is due to increased indebtedness resulting from the acquisition of CH Patrick at the end of 1997 and Freedom Chemical in March of 1998, offset by savings that resulted from the refinancing of Rohr's higher cost debt in late 1997.

ISSUANCE OF SUBSIDIARY STOCK In May 1997, the Company's subsidiary, DTM Corporation, issued 2,852,191 shares of its authorized but previously unissued common stock in an initial public offering ("IPO"). The Company recognized a pretax gain of $13.7 million ($8.0 million after tax, or $.10 per diluted share, including provision for deferred income taxes) in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 84.

     In February 1999, the Company sold its remaining interest in DTM for approximately $3.5 million. The Company's net investment in DTM approximated $0.5 million at December 31, 1998. The gain will be recorded within Other Income (Expense) during the first quarter of 1999.

OTHER INCOME (EXPENSE) -- NET Excluding the impact of a one-time pre-tax gain of $26.4 million in 1997 related to the sale of a business, other expenses increased by $6.7 million in 1998. The increase related primarily to costs associated with executive life insurance.

DISCONTINUED OPERATIONS During the 1998 first quarter, the company recognized a $1.6 million after-tax charge related to a business previously divested and reported as a discontinued operation. Discontinued operations during 1997 reflect the gain on the sale of Tremco Incorporated in February 1997 and the results of operations and gain on the sale of the chlor-alkali and olefins business in August 1997. For additional information see Note B to the Consolidated Financial Statements.

EXTRAORDINARY ITEMS During 1997, the Company incurred a charge of $19.3 million (net of a $13.1 million income tax benefit), or $.25 per diluted share, to extinguish certain debt of Rohr. For additional information see Note F to the Consolidated Financial Statements.

RETURN ON EQUITY The Company's objective is to achieve and maintain a return on equity of 15 percent. In 1998, the Company achieved a return on equity of 15.0 percent, compared with 13.5 percent in 1997 and 15.8 percent in 1996. Adjusted for the special items previously mentioned, return on equity for 1998, 1997 and 1996 was 15.5 percent, 13.5 percent and 11.6 percent, respectively.

CAPITAL RESOURCES AND LIQUIDITY Current assets less current liabilities were $623.7 million at December 31, 1998, compared with $466.4 million a year earlier -- an increase of $157.3 million. The Company's current ratio was 1.63X at December 31, 1998, compared with 1.50X a year ago. In addition, the quick ratio was 0.67X at the end of 1998, compared with 0.62X at the end of 1997. These increases/decreases principally reflect the impact of the Company's refinancing activities. The Company's total debt less cash and cash equivalents was $1,110.4 million at December 31, 1998, compared with $713.3 million at December 31, 1997.

     The Company has adequate cash flow from operations to satisfy its operating requirements and capital spending programs. In addition, the Company has the credit facilities described in the following paragraphs to finance growth opportunities as they arise.

  SHORT-TERM DEBT

     The Company maintains $300.0 million of committed domestic revolving credit agreements with various banks, expiring in the year 2000. At December 31, 1998, and throughout the year, these facilities were not in use.

In addition, the Company had available formal foreign lines of credit and overdraft facilities, including the committed European revolver, of $100.2 million at December 31, 1998, of which $32.5 million was available.

     The Company's $75.0 million committed multi-currency revolving credit facility with various international banks, expires in the year 2003. The Company intends to use this facility for short- and long-term local currency financing to support European operations growth. At December 31, 1998, the Company had borrowed $64.0 million ($37.2 million on a short-term basis and $26.8 million on a long-term basis) denominated in various European currencies at floating rates. The Company has effectively converted the $26.8 million long-term debt portion into fixed-rate debt with an interest rate swap.

     The Company also maintains $380 million of uncommitted domestic money market facilities with various banks to meet its short-term borrowing requirements. As of December 31, 1998, $277 million of these facilities were unused and available. The Company's uncommitted credit facilities are provided by a small number of commercial banks that also provide the Company with all of its domestic committed lines of credit and the majority of its cash management, trust and investment management requirements. As a result of these established relationships, the Company believes that its uncommitted facilities are a highly reliable and cost-effective source of liquidity.

  LONG-TERM DEBT

     In 1998, the Company issued $100.0 million of 6.45 percent notes due in 2008, $130.0 million of 6.9 percent notes due in 2018 and $200.0 million of 7.0 percent notes due in 2038, primarily for the financing of the Freedom Chemical acquisition (see Note D to the Consolidated Financial Statements).

     The Company believes that its credit facilities are sufficient to meet longer-term capital requirements, including normal maturities of long-term debt.

     The Company's senior debt is currently rated A- by Standard and Poor's Ratings Group, A- by Duff & Phelps Credit Rating Co. and Baa1 by Moody's Investors Service.

     At December 31, 1998, the Company's debt-to-capitalization ratio was 39.8 percent. For purposes of this ratio, the QUIPS (see Note T to the Consolidated Financial Statements) are treated as capital.

  EBITDA

     EBITDA is income from continuing operations before distributions on Trust preferred securities, income tax expense, net interest expense, depreciation and amortization and special items. EBITDA for the Company is summarized as follows:

                                                           1998      1997      1996
                                                          ------    ------    ------
Income from continuing operations before taxes and trust
  distributions.........................................  $384.9    $217.8    $194.4
Add:
  Net interest expense..................................    73.8      61.0      85.1
  Depreciation and amortization.........................   165.4     133.5     121.3
  Special items.........................................    10.5      72.1      20.1
                                                          ------    ------    ------
EBITDA..................................................  $634.6    $484.4    $420.9
                                                          ======    ======    ======

  OPERATING CASH FLOWS

     Operating cash flows of $356.6 million in 1998 were $147.0 million higher than in 1997. Excluding net gains on the sale of businesses in 1997, net income increased by $187.1 million in 1998. Changes in assets and liabilities, however, resulted in approximately $48 million of additional cash outflows in 1998.

  INVESTING CASH FLOWS

     The Company used $631.5 million of cash in 1998 related to investing activities, primarily in the acquisition of various businesses. In 1997, investing activities provided the Company with $119.1 million of cash, primarily from the sale of various businesses. The Company expects to acquire additional businesses as circumstances warrant and as opportunities arise and also expects to continue to evaluate its portfolio of businesses that are not considered strategic in the future.

  FINANCING CASH FLOWS

     Financing activities provided the Company with $259.0 million in cash in 1998, as compared to using cash of $382.9 million in 1997. The Company increased its borrowings in 1998 to finance the acquisitions discussed above. Likewise, the Company used the proceeds from the sale of various businesses in 1997 to repay certain higher cost debt. The Company also spent approximately $40 million to terminate a receivables sales program in 1998.

     Cash flow from operations has been more than adequate to finance capital expenditures in each of the past three years. The Company expects to have sufficient cash flow from operations to finance planned capital spending for 1999.

  Environmental Matters

     Federal, state and local statutes and regulations relating to the protection of the environment and the health and safety of employees and other individuals have resulted in higher operating costs and capital investments by the industries in which the Company operates. Because of a focus toward greater environmental awareness and increasingly stringent environmental regulations, the Company believes that expenditures for compliance with environmental, health and safety regulations will continue to have a significant impact on the conduct of its business. Although it cannot predict accurately how these developments will affect future operations and earnings, the Company does not believe its costs will vary significantly from those of its competitors.

     The Company expects to incur capital expenditures and future costs for environmental, health and safety improvement programs. These expenditures are customary operational costs and are not expected to have a material adverse effect on the financial position, liquidity or results of operations of the Company.

     BFGoodrich and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with approximately 43 sites, most of which related to businesses previously discontinued. The Company believes it may have continuing liability with respect to not more than 19 sites.

     The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position. The Company's environmental engineers and consultants review and monitor past and existing operating sites. This process includes investigation of National Priority List sites where the Company is considered a PRP, review of remediation methods and negotiation with other PRPs and governmental agencies.

     At December 31, 1998, the Company has recorded in Accrued Expenses and in Other Non-current Liabilities a total of $57.4 million to cover future environmental expenditures, principally for remediation of the aforementioned sites and other environmental matters.

     The Company believes that its environmental matters are adequately reserved based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

     In addition, the Company expects to incur capital expenditures and future costs for environmental, health and safety improvement programs. These expenditures relate to anticipated projects to change process systems or to install new equipment to reduce ongoing emissions, improve efficiencies and promote greater worker health and safety. These expenditures are customary operational costs and are not expected to have a material adverse effect on the financial position, liquidity or results of operations of the Company.

  Certain Aerospace Contracts

     The Company's Aerostructures Group has a contract with Boeing on the 717-200 program and a contract with Pratt & Whitney on the PW4000 program that are subject to certain risks and uncertainties. The Company has pre-production inventory of $83.0 million related to design and development costs on the 717-200 program through December 31, 1998. In addition, the Company has excess-over-average inventory of $30.3 million related to costs associated with the production of the flight test inventory and the first production units. The Company expects to spend approximately $4.0 million more for preproduction costs through mid-1999, the aircraft's scheduled Federal Aviation Administration ("FAA") certification date. If the contract is cancelled prior to FAA certification, the Company expects substantial recovery of these costs. If the aircraft is certified and actively marketed, the amount of these costs and initial production start-up costs recovered by the Company will depend upon the number of aircraft delivered.

     In 1993, the Company revised its contract with Pratt & Whitney on the PW4000 for A300/A310 and MD-11 programs. The revised contract provides that if Pratt & Whitney accepts delivery of less than 500 units from 1993 through 2003, an "equitable adjustment" will be made. Recent market projections on the PW4000 contract indicate that less than 500 units will be delivered. The Company has submitted a "request of equitable adjustment" to the customer and believes it will achieve a recovery such that there should not be a material adverse effect on the financial position, liquidity or results of operations of the Company. If the Company does not receive the equitable adjustment it believes it is entitled to, it is possible that there may be a material adverse effect on earnings in a given period. At December 31, 1998, the Company had $49.2 million of contract costs ($44.7 million of in-process and $4.5 million of finished products) in inventory for the PW4000 program.

  Year 2000 Computer Costs

     General The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has assessed how it may be impacted by the Year 2000 issue and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the issue.

     The Plan The Company's plan encompasses its information systems, production and facilities equipment that utilize date/time oriented software or computer chips, products, vendors and customers and is being carried out in four phases:
1) assessment and development of a plan; 2) remediation; 3) testing; and 4) implementation. The Company's plan includes purchasing new information systems where circumstances warrant.

     The Company's plan also includes contracting with independent experts as considered necessary. To date, the Company has engaged independent experts to evaluate its Year 2000 plan, including its identification, assessment, remediation and testing efforts at certain locations.

     With regard to information systems, production and facilities equipment and products, the Company is substantially complete with the assessment and plan development phase and is approximately 70 percent, 60 percent and 90 percent complete, respectively with its total planned efforts including remediation, testing and implementation. The Company expects that its remediation efforts in these areas will be substantially completed by September 30, 1999.

     The Company is also reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been sent to all critical entities with which the Company does business to assess their Year 2000 readiness. The Company anticipates that its activities will be on-going for all of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. The Company believes the Year 2000 Information and Readiness Disclosure Act of 1998 will facilitate the exchange of Year 2000 information between it and its suppliers in 1999. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company will be looking for alternative suppliers where circumstances warrant. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

     Cost The Company's preliminary estimate of the total cost for Year 2000 compliance is approximately $55 million, of which approximately $38 million has been incurred through December 31, 1998. The Company's estimate of total costs to be spent has increased by approximately $10 million from the third quarter due to the inclusion of estimated internal labor costs. The Company capitalized approximately $26 million and expensed approximately $12 million of the $38 million spent to date. The Company's cost estimates include the amount specifically related to remedying Year 2000 issues as well as costs for improved systems which are Year 2000 compliant and would have been acquired in the ordinary course but whose acquisition has been accelerated to ensure compliance by the Year 2000.

     Incremental spending has not been, and is not expected to be, material because most Year 2000 compliance costs include items that are part of the standard procurement and maintenance of the Company's information systems and production and facilities equipment. Other non-Year 2000 efforts have not been materially delayed or impacted by the Company's Year 2000 initiatives.

     Risks The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     Contingency Plan The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario as such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by March 31, 1999.

     (The foregoing analysis contains forward-looking information. See cautionary statement at the end of the Management's Discussion and Analysis section.)

  Transition To The Euro

     Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of those countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the eleven participating countries.

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

     The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. Actions taken to date include the ability to quote its prices; invoice when requested by the customer; and issue pay checks to its employees on a dual currency basis. The Company has not yet set conversion dates for its accounting systems, statutory reporting and tax books, but will do so in 1999 in conjunction with its efforts to be Year 2000 compliant. The financial institutions in which the Company has relationships have transitioned to the Euro successfully as well and are issuing statements in dual currencies.

  New Accounting Standards

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

     On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 -- Reporting on the Costs of Start-Up Activities (the SOP). The SOP is effective for the Company in 1999 and would require the write-off of any amounts deferred within the balance sheet related to start-up activities, as defined within the SOP. The Company has reviewed the provisions of this SOP and does not believe its adoption will have a material adverse impact on earnings or on its financial condition.

  Forward-Looking Information Is Subject To Risk And Uncertainty

     This document includes certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty.

     With respect to Aerospace, the continuing recovery of the worldwide civil aviation market could be adversely affected if customers cancel or delay current orders or original-equipment manufacturers reduce the rate they build or expect to build products for such customers. Such cancellations, delays or reductions may occur if there is a substantial change in the health of the airline industry or in the general economy, or if a customer were to experience financial or operational difficulties. There have been weak new aircraft orders and actual cancellation of orders from Asian carriers due to the Asian financial crisis. There are financial difficulties in Russia and Latin America as well. If these developments should continue or accelerate, it could have an adverse effect upon the Company. Even if orders remain strong, original-equipment manufacturers could reduce the rate at which they build aircraft due to inability to obtain adequate parts from suppliers and/or because of productivity problems relating to a recent rapid build-up of the labor force to increase the build rate of new aircraft. Boeing announced a temporary cessation of production in the fall of 1997 for these reasons. A change in levels of defense spending could curtail or enhance prospects in the Company's military business. If the trend towards increased outsourcing or reduced number of suppliers in the airline industry changes, it could affect the Company's business. If the Boeing 717 program is not as successful as anticipated, or the Company cannot work out an equitable adjustment on the PW4000 program, it could adversely affect the Company's business. (See Note I to the Consolidated Financial Statements for additional information.) If the Company is unable to continue to acquire and develop new systems and improvements, it could affect future growth rates. There has been a higher-than-normal historical turnover rate of technicians in the MRO business due to hiring by Boeing and the airlines, although recently the turnover rate has been returning closer to historical levels. If this trend were again to reverse, it could have an adverse effect on the Company. Such events could be exacerbated if there is a substantial change in the health of the airline industry, or in the general economy, or if a customer were to experience major financial difficulties. If the development and sale of direct thermal inflation technology devices does not proceed as contemplated, future growth could be adversely impacted. If the operating efficiencies anticipated for the new Miami, Florida landing gear overhaul facility do not materialize, margins in this business could be adversely affected. Various industry estimates of future growth of revenue passenger miles, new original equipment deliveries and estimates of future deliveries of regional, business, general aviation and military orders may prove optimistic, which could have an adverse affect on operations.

     With respect to Performance Materials, if the expected growth in volume demand does not materialize, results could be adversely impacted. Expected sales increases in the Far East and Latin America could be adversely impacted by recent turmoil in financial markets in those regions. If demand does not increase during the second half of 1999 as anticipated or cost reduction benefits do not materialize, the results of the Performance Materials Segment could be adversely affected. If cost benefits from continued integration of recent acquisitions and realignment activities do not occur as expected, results could be adversely impacted. Revenue growth in various businesses may not materialize as expected.

     With respect to the entire Company, if customers or outside vendors are unable to make their computer systems Year 2000 compliant in time, or if the magnitude of the Year 2000 issue is greater than presently anticipated, it could have a material adverse impact on the Company. If there are unexpected developments with respect to environmental matters involving the Company, it could have an adverse effect upon the Company. The Company's financial template sets forth goals, but they are not forecasts.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. The aggregate value of derivative financial instruments held or issued by the Company is not material to the Company nor is the market risk posed. For additional discussion of the Company's use of such instruments see Notes A and P to Consolidated Financial Statements.

     Interest Rate Exposure Based on the Company's overall interest rate exposure as of and during the year ended December 31, 1998, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements, would not materially affect the Company's consolidated financial position, results of operations or cash flows.

     Foreign Currency Exposure The Company's international operations expose it to translation risk when the local currency financial statements are translated to U.S. dollars. As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. dollars will affect comparability of revenues and expenses between years. None of the components of the Company's consolidated statements of income was materially affected by exchange rate fluctuations in 1998, 1997, or 1996. The Company hedges a significant portion of its net investments in international subsidiaries by financing the purchase and cash flow requirements through local currency borrowings.

     See Notes A and P to the Consolidated Financial Statements for a discussion of the Company's exposure to foreign currency transaction risk. At December 31, 1998, a hypothetical 10 percent movement in foreign exchange rates applied to the hedging agreements and underlying exposures would not have a material effect on earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements of The BFGoodrich Company and subsidiaries have been prepared by management. These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, include amounts based upon informed judgments and estimates. Management is responsible for the selection of appropriate accounting principles and the fairness and integrity of such statements.

     The Company maintains a system of internal controls designed to provide reasonable assurance that accounting records are reliable for the preparation of financial statements and for safeguarding assets. The Company's system of internal controls includes: written policies, guidelines and procedures; organizational structures, staffed through the careful selection of people that provide an appropriate division of responsibility and accountability; and an internal audit program. Ernst & Young LLP, independent auditors, were engaged to audit and to render an opinion on the Consolidated Financial Statements of The BFGoodrich Company and subsidiaries. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the Consolidated Financial Statements are not materially misstated. The report of Ernst & Young LLP follows.

     The Board of Directors pursues its oversight responsibility for the financial statements through its Audit Committee, composed of Directors who are not employees of the Company. The Audit Committee meets regularly to review with management and Ernst & Young LLP the Company's accounting policies, internal and external audit plans and results of audits. To ensure complete independence, Ernst & Young LLP and the internal auditors have full access to the Audit Committee and meet with the Committee without the presence of management.

/s/ D. L. Burner
D. L. Burner
Chairman and Chief Executive Officer

/s/ L.C. Vinney
L. C. Vinney
Senior Vice President and Chief Financial Officer

/s/ R.D. Koney, Jr.
R. D. Koney, Jr.
Vice President and Controller

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of The BFGoodrich Company:

     We have audited the accompanying Consolidated Balance Sheet of The BFGoodrich Company and subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements as of and for the year ended July 31, 1996 of Rohr, Inc., which statements reflect total sales constituting 27 percent of total consolidated sales for 1996. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Rohr, Inc. for 1996, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and, for 1996, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The BFGoodrich Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  /s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 5, 1999

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                   (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS)
SALES.......................................................  $3,950.8    $3,373.0    $2,845.8
Operating costs and expenses:
  Cost of sales.............................................   2,853.1     2,454.7     2,042.5
  Charge for MD-90 contract.................................        --        35.2          --
  Selling and administrative costs..........................     610.4       556.0       481.8
  Restructuring costs and asset impairment..................      10.5          --        11.2
  Merger-related costs......................................        --        77.0          --
                                                              --------    --------    --------
                                                               3,474.0     3,122.9     2,535.5
                                                              --------    --------    --------
OPERATING INCOME............................................     476.8       250.1       310.3
Interest expense............................................     (79.0)      (73.0)      (89.3)
Interest income.............................................       5.2        12.0         4.2
Gain on issuance of subsidiary stock........................        --        13.7          --
Other income (expense)--net.................................     (18.1)       15.0       (30.8)
                                                              --------    --------    --------
Income from continuing operations before income taxes and
  Trust distributions.......................................     384.9       217.8       194.4
Income tax expense..........................................    (146.3)      (94.1)      (68.4)
Distributions on Trust preferred securities.................     (10.5)      (10.5)      (10.5)
                                                              --------    --------    --------
INCOME FROM CONTINUING OPERATIONS...........................     228.1       113.2       115.5
Income (loss) from discontinued operations -- net of
  taxes.....................................................      (1.6)       84.3        58.4
                                                              --------    --------    --------
INCOME BEFORE EXTRAORDINARY ITEMS...........................     226.5       197.5       173.9
Extraordinary losses on debt extinguishment -- net of
  taxes.....................................................        --       (19.3)         --
                                                              --------    --------    --------
NET INCOME..................................................  $  226.5    $  178.2    $  173.9
                                                              ========    ========    ========
BASIC EARNINGS PER SHARE:
  Continuing operations.....................................  $   3.09    $   1.59    $   1.74
  Discontinued operations...................................      (.02)       1.19         .87
  Extraordinary losses......................................        --        (.27)         --
                                                              --------    --------    --------
  Net income................................................  $   3.07    $   2.51    $   2.61
                                                              ========    ========    ========
DILUTED EARNINGS PER SHARE:
  Continuing operations.....................................  $   3.04    $   1.53    $   1.65
  Discontinued operations...................................      (.02)       1.13         .83
  Extraordinary losses......................................        --        (.25)         --
                                                              --------    --------    --------
  Net income................................................  $   3.02    $   2.41    $   2.48
                                                              ========    ========    ========

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   31.7     $   47.0
  Accounts and notes receivable.............................     629.0        532.6
  Inventories...............................................     772.5        652.6
  Deferred income taxes.....................................     142.1        132.4
  Prepaid expenses and other assets.........................      39.2         36.7
                                                              --------     --------
          Total Current Assets..............................   1,614.5      1,401.3
Property....................................................   1,255.9      1,065.1
Deferred Income Taxes.......................................      39.7         86.0
Prepaid Pension.............................................     148.0        148.3
Goodwill....................................................     771.0        546.2
Identifiable Intangible Assets..............................     112.4         51.1
Other Assets................................................     251.1        195.9
                                                              --------     --------
          Total Assets......................................  $4,192.6     $3,493.9
                                                              ========     ========
CURRENT LIABILITIES
  Short-term bank debt......................................  $  144.1     $  192.8
  Accounts payable..........................................     364.4        327.6
  Accrued expenses..........................................     420.1        411.3
  Income taxes payable......................................      59.4           --
  Current maturities of long-term debt and capital lease
     obligations............................................       2.8          3.2
                                                              --------     --------
          Total Current Liabilities.........................     990.8        934.9
Long-term Debt and Capital Lease Obligations................     995.2        564.3
Pension Obligations.........................................      43.6         39.6
Postretirement Benefits Other Than Pensions.................     338.1        343.7
Other Non-current Liabilities...............................     101.7         65.7
Commitments and Contingent Liabilities......................        --           --
Mandatorily Redeemable Preferred Securities of Trust........     123.6        123.1
SHAREHOLDERS' EQUITY
  Common stock-$5 par value
     Authorized, 200,000,000 shares; issued, 76,213,081
      shares in 1998 and 73,946,160 shares in 1997..........     381.1        369.7
  Additional capital........................................     543.7        500.7
  Income retained in the business...........................     736.8        591.5
  Accumulated other comprehensive income....................       3.6         (3.5)
  Unearned portion of restricted stock awards...............        --          (.7)
  Common stock held in treasury, at cost (1,846,894 shares
     in 1998 and 1,204,022 shares in 1997)..................     (65.6)       (35.1)
                                                              --------     --------
          Total Shareholders' Equity........................   1,599.6      1,422.6
                                                              --------     --------
          Total Liabilities and Shareholders' Equity........  $4,192.6     $3,493.9
                                                              ========     ========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                 1998      1997      1996
                                                                ------    ------    ------
                                                                  (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................    $226.5    $178.2    $173.9
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Extraordinary losses on debt extinguishment............        --      19.3        --
     Depreciation and amortization..........................     165.4     138.8     139.8
     Deferred income taxes..................................      27.8      33.2      29.0
     Net gains on sale of businesses........................        --    (138.8)     (4.5)
     Charge for exchange of 7.75% Convertible Notes.........        --        --       5.3
     Asset impairment write-down............................       6.5        --       7.2
     Change in assets and liabilities, net of effects of
       acquisitions and dispositions of businesses:
          Receivables.......................................      (2.5)    (41.7)    (36.9)
          Inventories.......................................     (70.7)    (53.3)    (29.9)
          Other current assets..............................       1.0       1.1       2.0
          Accounts payable..................................        --      26.0       7.2
          Accrued expenses..................................     (13.1)     86.2       6.2
          Income taxes payable..............................      61.9     (11.2)    (19.5)
          Other non-current assets and liabilities..........     (46.2)    (28.2)    (14.3)
                                                                ------    ------    ------
Net cash provided by operating activities...................     356.6     209.6     265.5
                                                                ------    ------    ------
INVESTING ACTIVITIES
Purchases of property.......................................    (208.5)   (159.9)   (197.1)
Proceeds from sale of property..............................       4.2       8.5       8.8
Proceeds from sale of businesses............................        --     395.9      28.9
Sale of short-term investments..............................        --       8.0        --
Payments made in connection with acquisitions, net of cash
  acquired..................................................    (427.2)   (133.4)   (107.9)
                                                                ------    ------    ------
Net cash provided (used) by investing activities............    (631.5)    119.1    (267.3)
                                                                ------    ------    ------
FINANCING ACTIVITIES
Net (decrease) increase in short-term debt..................     (52.6)     68.9     122.5
Proceeds from issuance of long-term debt....................     433.0     150.0      71.1
Repayment of long-term debt and capital lease obligations...      (8.6)   (543.0)   (155.5)
Cash collateral for receivable sales program................        --       5.0      13.5
Termination of receivable sales program.....................     (40.0)       --        --
Proceeds from issuance of capital stock.....................      26.7      14.8      11.2
Purchases of treasury stock.................................     (13.3)     (9.7)      (.1)
Dividends...................................................     (75.7)    (59.5)    (58.8)
Distributions on Trust preferred securities.................     (10.5)    (10.5)    (10.5)
Other.......................................................        --       1.1       1.3
                                                                ------    ------    ------
Net cash provided (used) by financing activities............     259.0    (382.9)     (5.3)
                                                                ------    ------    ------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................       0.6      (2.2)      (.7)
                                                                ------    ------    ------
Net Decrease in Cash and Cash Equivalents...................     (15.3)    (56.4)     (7.8)
Cash and Cash Equivalents at Beginning of Year(1)...........      47.0     103.4     144.9
                                                                ------    ------    ------
Cash and Cash Equivalents at End of Year....................    $ 31.7    $ 47.0    $137.1
                                                                ======    ======    ======

---------------

(1) Cash and cash equivalents at the beginning of 1997 does not agree with the amount at the end of 1996 due to the net cash transactions of Rohr from August 1, 1996 to December 31, 1996, which are not reflected in the 1996 column above (see Note D).

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                ACCUMULATED      UNEARNED
                                  COMMON STOCK                     INCOME          OTHER        PORTION OF
       THREE YEARS ENDED         ---------------   ADDITIONAL   RETAINED IN    COMPREHENSIVE    RESTRICTED    TREASURY
       DECEMBER 31, 1998         SHARES   AMOUNT    CAPITAL     THE BUSINESS      INCOME       STOCK AWARDS    STOCK      TOTAL
       -----------------         ------   ------   ----------   ------------   -------------   ------------   --------   --------
         (IN MILLIONS)
Balance December 31, 1995......  33.113   $165.6     $536.8        $375.7         $(57.6)         $(16.2)      $(28.3)   $  976.0
Net income.....................                                     173.9                                                   173.9
Other comprehensive income:
  Unrealized translation
    adjustments................                                                     (3.7)                                    (3.7)
  Minimum pension liability
    adjustment.................                                                     40.8                                     40.8
                                                                                                                         --------
Total comprehensive income.....                                                                                             211.0
Employee award programs........   0.600     3.0        19.0                                          7.2         (1.8)       27.4
Two-for-one common stock
  split........................  33.256   166.3      (166.3)
Contribution to pension
  plans........................   0.755     3.8        26.2                                                                  30.0
Conversion of 7.75% Convertible
  Subordinated Notes...........   2.806    14.0        28.3                                                                  42.3
Purchases of stock for
  treasury.....................                                                                                  (2.1)       (2.1)
Dividends (per
  share -- $1.10)..............                                     (58.8)                                                  (58.8)
                                 ------   ------     ------        ------         ------          ------       ------    --------
Balance December 31, 1996......  70.530   352.7       444.0         490.8          (20.5)           (9.0)       (32.2)    1,225.8
Net income.....................                                     178.2                                                   178.2
Other comprehensive income:
  Unrealized translation
    adjustments, net of
    reclassification adjustment
    for loss included in net
    income of $2.3.............                                                     (7.6)                                    (7.6)
  Minimum pension liability
    adjustment.................                                                     (1.8)                                    (1.8)
                                                                                                                         --------
Total comprehensive income.....                                                                                             168.8
Employee award programs........   0.826     4.1        12.8                                          8.3         (0.7)       24.5
Adjustment to conform Rohr's
  fiscal year..................   2.071    10.3        39.6         (18.0)          26.4                                     58.3
Conversion of 7.75% Convertible
  Subordinated
  Notes........................   0.099     0.5         1.0                                                                   1.5
Exercise of warrants...........   0.420     2.1         3.3                                                                   5.4
Purchases of stock for
  treasury.....................                                                                                  (2.2)       (2.2)
Dividends (per
  share -- $1.10)..............                                     (59.5)                                                  (59.5)
                                 ------   ------     ------        ------         ------          ------       ------    --------
Balance December 31, 1997......  73.946   369.7       500.7         591.5           (3.5)           (0.7)       (35.1)    1,422.6
Net income.....................                                     226.5                                                   226.5
Other comprehensive income:
  Unrealized translation
    adjustments................                                                      5.9                                      5.9
  Minimum pension liability
    adjustment.................                                                      1.2                                      1.2
                                                                                                                         --------
Total comprehensive income.....                                                                                             233.6
Employee award programs........   1.032     5.2        30.9                                          0.7         (0.7)       36.1
Conversion of 7.75% Convertible
  Subordinated Notes...........   1.235     6.2        12.1                                                                  18.3
Purchases of stock for
  treasury.....................                                                                                 (29.8)      (29.8)
Dividends (per
  share -- $1.10)..............                                     (81.2)                                                  (81.2)
                                 ------   ------     ------        ------         ------          ------       ------    --------
Balance December 31, 1998......  76.213   $381.1     $543.7        $736.8         $  3.6          $   --       $(65.6)   $1,599.6
                                 ======   ======     ======        ======         ======          ======       ======    ========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation The Consolidated Financial Statements reflect the accounts of The BFGoodrich Company and its majority-owned subsidiaries ("the Company" or "BFGoodrich"). Investments in 20- to 50-percent-owned affiliates and majority-owned companies in which investment is considered temporary are accounted for using the equity method. Equity in earnings (losses) from these businesses is included in Other income (expense)-net. Intercompany accounts and transactions are eliminated.

     Cash Equivalents Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

     Inventories Inventories other than inventoried costs relating to long-term contracts are stated at the lower of cost or market. Certain domestic inventories are valued by the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued principally by the average cost method.

     Inventoried costs on long-term contracts include certain preproduction costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as "excess-over average") during the early years of a contract.

     In the event that in-process inventory plus estimated costs to complete a specific contract exceeds the anticipated remaining sales value of such contract, such excess is charged to current earnings, thus reducing inventory to estimated realizable value.

     In accordance with industry practice, costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

     Long-Lived Assets Property, plant and equipment, including amounts recorded under capital leases, are recorded at cost. Depreciation and amortization is computed principally using the straight-line method over the following estimated useful lives: buildings and improvements, 15 to 40 years; machinery and equipment, 5 to 15 years. In the case of capitalized lease assets, amortization is computed over the lease term if shorter. Repairs and maintenance costs are expensed as incurred.

     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses and is being amortized by the straight-line method, in most cases over 20 to 40 years. The weighted average number of years that goodwill is being amortized over is 28 years. Goodwill amortization is recorded in cost of sales.

     Identifiable intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include patents and other technology agreements, trademarks, licenses and non-compete agreements. They are amortized using the straight-line method over estimated useful lives of 5 to 25 years.

     Impairment of long-lived assets and related goodwill is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company's estimate of undiscounted cash flows over the assets remaining estimated useful life are less than the assets carrying value. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

     Revenue and Income Recognition For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

     A significant portion of the Company's sales in the Aerostructures Group of the Aerospace Segment are under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized primarily in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. The Company follows the guidelines of Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (the contract method of accounting) except that the Company's contract accounting policies differ from the recommendations of SOP 81-1 in that revisions of estimated profits on contracts are included in earnings under the reallocation method rather than the cumulative catch-up method.

     Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract, excluding that reported in prior periods, and is recognized evenly in the current and future periods as a uniform percentage of sales value on all remaining units to be delivered. Current revenue does not anticipate higher or lower future prices but includes units delivered at actual sales prices. Cost includes the estimated cost of the preproduction effort (primarily tooling and design), plus the estimated cost of manufacturing a specified number of production units. The specified number of production units used to establish the profit margin is predicated upon contractual terms adjusted for market forecasts and does not exceed the lesser of those quantities assumed in original contract pricing or those quantities which the Company now expects to deliver in the periods assumed in the original contract pricing. Option quantities are combined with prior orders when follow-on orders are released.

     The contract method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current and future periods under the reallocation method.

     Included in sales are amounts arising from contract terms that provide for invoicing a portion of the contract price at a date after delivery. Also included are negotiated values for units delivered and anticipated price adjustments for contract changes, claims, escalation and estimated earnings in excess of billing provisions, resulting from the percentage-of-completion method of accounting. Certain contract costs are estimated based on the learning curve concept discussed under Inventories above.

     Financial Instruments The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts and notes receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term debt is based on rates available to the Company for debt with similar terms and maturities.

     Off balance sheet derivative financial instruments at December 31, 1998, include an interest rate swap agreement, foreign currency forward contracts and foreign currency swap agreements. Interest rate swap agreements are used by the Company, from time to time, to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and maturity as the related debt instrument principal. Interest rate swap agreements are generally entered into at the time the related floating rate debt is issued in order to convert the floating rate to a fixed rate. The cost of interest rate swaps is recorded as part of interest expense and accrued expenses. Fair value of these instruments is based on estimated current settlement cost.

     The Company enters into foreign currency forward contracts (principally against the British pound, Italian lira, Spanish peseta, French franc, Dutch gilder and U.S. dollar) to hedge the net receivable/payable position arising from trade sales and purchases and intercompany transactions by its European businesses. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products and purchases from suppliers denominated in a currency other than the functional currency of the respective businesses will be adversely affected by changes in exchange rates. Foreign currency gains and losses under the above arrangements are not deferred and are reported as part of cost of sales and accrued expenses. Foreign currency forward contracts are entered into with major commercial European banks that have high credit ratings. From time to time, the Company uses foreign currency forward contracts to hedge purchases of capital equipment. Foreign currency gains and losses for such purchases are deferred as part of the basis of the asset. Also, the Company has used forward contracts, on a limited basis, to manage its exchange risk on a portion of its purchase commitments from vendors of aircraft components denominated in foreign currencies and to manage its exchange risk for sums paid to a French subsidiary for services. Forward gains and losses associated with contracts accounted for under contract accounting are deferred as contract costs.

     The Company also enters into foreign currency swap agreements (principally for the Belgian franc, French franc and Dutch gilder) to eliminate foreign exchange risk on intercompany loans between European businesses.

     The fair value of foreign currency forward contracts and foreign currency swap agreements is based on quoted market prices.

     Stock-Based Compensation The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     Issuance of Subsidiary Stock The Company recognizes gains and losses on the issuance of stock by a subsidiary in accordance with the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 84.

     Earnings Per Share Earnings per share is computed in accordance with SFAS No. 128, "Earnings per Share."

     Research and Development Expense The Company performs research and development under Company-funded programs for commercial products, and under contracts with others. Research and development under contracts with others is performed by the Aerospace Segment for military and commercial products. Total research and development expenditures from continuing operations in 1998, 1997 and 1996 were $182.7 million, $141.2 million and $137.5 million, respectively. Of these amounts, $63.1 million, $39.4 million and $29.4 million, respectively, were funded by customers.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.

     On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 -- Reporting on the Costs of Start-Up Activities (the SOP). The SOP is effective for the Company in 1999 and would require the write-off of any amounts deferred within the balance sheet related to start-up activities, as defined within the SOP. The Company has reviewed the provisions of this SOP and does not believe its adoption will have a material adverse impact on earnings or on its financial condition.

NOTE B DISCONTINUED OPERATIONS

     On August 15, 1997, the Company completed the disposition of its chlor-alkali and olefins ("CAO") business to The Westlake Group for $92.7 million, resulting in an after-tax gain of $14.5 million, or $.19 per diluted share. The disposition of the CAO business represents the disposal of a segment of a business under APB Opinion No. 30 ("APB 30"). Accordingly, the Consolidated Statement of Income reflects the CAO business (previously reported as Other Operations) as a discontinued operation, in addition to the following discontinued operations.

     On February 3, 1997, the Company completed the sale of Tremco Incorporated to RPM, Inc. for $230.7 million, resulting in an after-tax gain of $59.5 million, or $.80 per diluted share. The sale of Tremco Incorporated completed the disposition of the Company's Sealants, Coatings and Adhesives ("SC&A") Group which also represented a disposal of a segment of a business under APB 30.

     A summary of the results of discontinued operations is as follows:

                                                            1998     1997      1996
                                                            -----    -----    ------
                                                                 (IN MILLIONS)
Sales:
  CAO.....................................................  $  --    $98.0    $160.6
  SC&A....................................................     --       --     316.8
                                                            -----    -----    ------
                                                            $  --    $98.0    $477.4
Pretax income from operations:
  CAO.....................................................  $  --    $16.1    $ 21.0
  SC&A(1).................................................     --       --      27.0
                                                            -----    -----    ------
                                                               --     16.1      48.0
Income tax expense........................................     --     (5.8)    (19.6)
                                                            -----    -----    ------
Net income from operations................................     --     10.3      28.4
Gains on sale of discontinued operations:
  CAO(2)..................................................     --     14.5        --
  SC&A(3).................................................     --     59.5        --
Adjustment to gain of 1993 discontinued operation.........     --       --      30.0
Adjustment to 1997 gain on the sale of SC&A...............   (1.6)      --        --
                                                            -----    -----    ------
Income (loss) from discontinued operations................  $(1.6)   $84.3    $ 58.4
                                                            =====    =====    ======

---------------

(1) Includes $6.4 million gain on the sale of a business in 1996.

(2) Net of $7.8 million of income taxes.

(3) Net of $22.8 million of income taxes; includes provision of $7.9 million for operating losses during the phase-out period.

NOTE C PENDING MERGER (UNAUDITED)

     On November 22, 1998, the Company and Coltec Industries, Inc. ("Coltec"), a Pennsylvania company, entered into an Agreement and Plan of Merger ("Merger Agreement"). Under the terms of the Merger Agreement, upon consummation of the Merger, each share of Coltec common stock issued and outstanding immediately prior to the effective time of the Merger shall be converted into the right to receive 0.56 of a share of BFGoodrich common stock. The Merger will be accounted for as a pooling of interests, and as such, future consolidated financial statements will include Coltec's financial data as if Coltec had always been a part of BFGoodrich. The Merger is expected to close in early April of 1999.

     The unaudited pro forma combined financial data is presented for informational purposes only. They are not necessarily indicative of the results of operations or of the financial position which would have occurred had the Merger been completed during the periods or as of the date for which the pro forma data are presented. They are also not necessarily indicative of the Company's future results of operations or financial position. In particular, the Company expects to realize significant operating cost savings as a result of the Merger. No adjustment has been included in the pro forma combined financial data for these anticipated operating cost savings nor for the one-time merger and consolidation costs expected to be incurred upon consummation of the Merger.

     Pro forma per share amounts for the combined company are based on the Exchange Ratio of 0.56 of a share of BFGoodrich common stock for each share of Coltec common stock.

              UNAUDITED SELECTED PRO FORMA COMBINED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN MILLIONS,
                                                        EXCEPT PER SHARE AMOUNTS)
Pro Forma Combined Statement of Income Data:
  Sales............................................  $5,454.9    $4,687.9    $4,005.5
  Income from continuing operations................     350.4       208.1       170.1
  Income from continuing operations per diluted
     common share..................................      3.08        1.86        1.57
  Weighted average number of common shares and
     assumed conversions (on a fully diluted basis)
     (millions)....................................     113.9       112.1       109.8

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Pro Forma Combined Balance Sheet Data:
  Total assets..............................................    $5,293.5
  Total shareholders' equity................................     1,299.3
  Book value per common share...............................       11.84

NOTE D OTHER ACQUISITIONS AND DISPOSITIONS

  Acquisitions

     On December 22, 1997, BFGoodrich completed a merger with Rohr, Inc. by exchanging 18,588,004 shares of BFGoodrich common stock for all of the common stock of Rohr (the term Company is used to refer to BFGoodrich including Rohr). Each share of Rohr common stock was exchanged for .7 of one share of BFGoodrich common stock.

     The merger was accounted for as a pooling of interests. Accordingly, all prior period Consolidated Financial Statements and notes thereto were restated to include the results of operations, financial position and cash flows of Rohr as though Rohr had always been a part of BFGoodrich.

     Prior to the merger, Rohr's fiscal year ended on July 31. For purposes of the combination, Rohr's financial results for its fiscal year ended July 31, 1997, were restated to the year ended December 31, 1997, to conform with BFGoodrich's calendar year end. Financial results for Rohr's fiscal years ended July 31, 1996 and earlier were not restated to conform to BFGoodrich's calendar year end. For periods prior to 1997, Rohr's fiscal years ended July 31 have been combined with BFGoodrich's calendar years ended December 31. As a result, Rohr's results of operations for the period August 1, 1996 to December 31, 1996 do not appear in the Consolidated Statement of Income and instead are recorded as a direct adjustment to equity. Rohr's revenues, expenses and net loss for this five-month period were $341.3 million, $359.3 million and $18.0 million, respectively. Included in expenses during this period was a $49.3 million pretax charge ($29.5 million after tax) relating to the McDonnell Douglas MD-90 program (see Note E).

     There were no transactions between BFGoodrich and Rohr prior to the combination. Certain reclassifications were made to Rohr's financial statements to conform to BFGoodrich's presentation.

     The Company recognized pretax merger-related costs of $105.0 million ($86.0 million after tax, or $1.15 per diluted share). Merger-related costs consisted primarily of costs of investment bankers, attorneys, accountants, financial printing, debt extinguishment and payments due under contractual employee arrangements. Of the $105.0 million, $28.0 million related to debt extinguishment costs ($16.7 million after tax, or $.22 per diluted share) which have been reported as an extraordinary item (see Note F). Of the $86.0 million after-tax merger-related costs above, $7.9 million was recorded by BFGoodrich and $78.1 million was recorded by Rohr.

     The following acquisitions were recorded using the purchase method of accounting. Their results of operations, which are not material, have been included in the Consolidated Financial Statements since their respective dates of acquisition.

     In March 1998, the Company acquired Freedom Chemical Company for approximately $378 million in cash. Freedom Chemical is a leading global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products. Freedom Chemical has leadership positions as a supplier of specialty chemical additives used in personal-care, food and beverage, pharmaceutical, textile, graphic arts, paints, colorants and coatings applications and as chemical intermediates. The Company also acquired a small textile manufacturer and a small manufacturer of energetic materials systems during 1998.

     During 1997, the Company acquired five businesses for cash consideration of $133.4 million in the aggregate, which includes $65.3 million of goodwill. One of the acquired businesses is a manufacturer of data acquisition systems for satellites and other aerospace applications. A second business manufactures diverse aerospace products for commercial and military applications. A third business is a manufacturer of dyes, chemical additives and durable press resins for the textiles industry. A fourth business manufactures thermoplastic polyurethanes and is located in the United Kingdom. The remaining acquisition is a small Performance Materials business.

     During 1996, the Company acquired five specialty chemicals businesses for cash consideration of $107.9 million, which included $80.0 million of goodwill. One of the businesses acquired is a European-based supplier of emulsions and polymers for use in paint and coatings for textiles, paper, graphic arts and industrial applications. Two of the acquisitions represented product lines consisting of water-borne acrylic resins and coatings and additives used in the graphic arts industry. The fourth acquisition consisted of water-based textile coatings product lines. The remaining acquisition was a small supplier of anti-static compounds.

  Dispositions

     During 1997, the Company completed the sale of its Engine Electrical Systems Division, which was part of the Sensors and Integrated Systems Group in the Aerospace Segment. The Company received cash proceeds of $72.5 million, which resulted in a pretax gain of $26.4 million ($16.4 million after tax) reported in Other income (expense) -- net.

NOTE E IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

     The Aerostructures Group's fourth quarter special charge in 1998 of $10.5 million before tax ($6.5 million after tax, or $.09 per share), relates to costs associated with the closure of three facilities and an asset impairment charge. The charge includes $4.0 million for employee termination benefits; $1.8 million related to writing down the carrying value of the three facilities to their fair value less cost to sell and $4.7 million for an asset impairment related to an assembly-service facility in Hamburg, Germany.

     The employee termination benefits primarily represents severance payments that will be made to approximately 700 employees (approximately 600 wage and 100 salaried).

     The shutdowns, expected to be completed by the fourth quarter of 1999, will affect a composite bonding facility in Hagerstown, Maryland and two assembly sites in Heber Springs and Sheridan, Arkansas. Production work performed at these facilities will be absorbed by the Aerostructures Group's remaining facilities.

     The $1.8 million restructuring charge relates to the write-down of the Hagerstown, Heber Springs and Sheridan facilities to their fair value less cost to sell. The carrying amount of the assets related to these three facilities, net of machinery and equipment that will be transferred to other Aerostructures facilities, approximated $10.0 million at December 31, 1998. The effect of suspending depreciation on these assets will approximate $0.9 million annually.

     The $4.7 million impairment charge resulted from management's review of the business for possible disposition. The entire asset impairment charge related to tangible assets and was based on independent third party appraisals of the facility's fair value. The charge has been recorded in the restructuring costs and asset impairment line item within operating income.

     In 1997, the Company recognized a $35.2 million pretax charge ($21.0 million after tax, or $.28 per diluted share) to write off that portion of its contract investment in the McDonnell Douglas MD-90 aircraft program, including the costs it will be required to spend in the future to complete the contract, that the Company determined would not be recoverable from future MD-90 sales represented by firm aircraft orders. In addition, the Company recognized a $49.3 million pretax charge ($29.5 million after tax) in December 1996, related to the MD-90 program. This charge did not impact the income statement; rather, it was recognized as a direct adjustment to equity as a result of aligning Rohr's fiscal year with BFGoodrich's.

     In 1996, the Company recognized a $7.2 million pretax impairment charge on its Arkadelphia, Arkansas, facility. Also during 1996, the Company recognized a $4.0 million pretax charge for a voluntary early retirement program for eligible employees of the Performance Materials Segment.

NOTE F EXTRAORDINARY ITEMS

     During 1997, the Company incurred an extraordinary charge of $19.3 million (net of a $13.1 million income tax benefit), or $.25 per diluted share, to extinguish certain indebtedness previously held by Rohr. Costs incurred include debt premiums and other direct costs associated with the extinguishment of the related debt. The Company used a combination of existing cash funds and proceeds from new lower-cost long-term debt to extinguish the debt. Of the $19.3 million, $2.6 million (net of a $1.8 million income tax benefit) was incurred during the third quarter in connection with Rohr's 9.33 percent Senior Notes and 9.35 percent Senior Notes. The remaining $16.7 million (net of an $11.3 million income tax benefit) relates to debt extinguishment costs incurred in connection with the Rohr merger during the fourth quarter for refinancing Rohr's 11.625 percent Senior Notes, 9.25 percent Subordinated Debentures, 7.00 percent Convertible Subordinated Debentures and 7.75 percent Convertible Subordinated Notes.

NOTE G  EARNINGS PER SHARE

     The computation of basic and diluted earnings per share for income from continuing operations is as follows:

                                                           1998      1997      1996
                                                          ------    ------    ------
                                                             (IN MILLIONS, EXCEPT
                                                              PER SHARE AMOUNTS)
Numerator:
  Numerator for basic earnings per share-income from
     continuing operations..............................  $228.1    $113.2    $115.5
  Effect of dilutive securities:
  7.75% Convertible Notes...............................      --        .9       1.9
                                                          ------    ------    ------
     Numerator for diluted earnings per share--income
       from continuing operations available to common
       stockholders after assumed conversions...........  $228.1    $114.1    $117.4
                                                          ======    ======    ======
Denominator:
  Denominator for basic earnings per
     share--weighted-average shares.....................    73.7      71.0      66.6
  Effect of dilutive securities:
     Stock options and warrants.........................      .7       1.6       1.4
     Contingent shares..................................      .1        .7        .5
     7.75% Convertible Notes............................      .5       1.3       2.4
                                                          ------    ------    ------
  Dilutive potential common shares......................     1.3       3.6       4.3
                                                          ------    ------    ------
     Denominator for diluted earnings per
       share--adjusted weighted-average shares and
       assumed conversions..............................    75.0      74.6      70.9
                                                          ======    ======    ======
Per share income from continuing operations:
       Basic............................................  $ 3.09    $ 1.59    $ 1.74
                                                          ======    ======    ======
       Diluted..........................................  $ 3.04    $ 1.53    $ 1.65
                                                          ======    ======    ======

NOTE H  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable consist of the following:

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
Amounts billed..............................................  $610.0    $490.6
Recoverable costs and accrued profit on units delivered but
  not billed................................................     7.9      10.0
Recoverable costs and accrued profit on progress completed
  but not billed............................................     0.5        --
Unrecovered costs and estimated profit subject to future
  negotiations..............................................    20.2      19.2
Notes and other receivables.................................    13.0      34.1
                                                              ------    ------
                                                              $651.6    $553.9
  Less allowance for doubtful accounts......................   (22.6)    (21.3)
                                                              ------    ------
     Total..................................................  $629.0    $532.6
                                                              ======    ======

     "Recoverable costs and accrued profit on units delivered but not billed" represents revenue recognized on contracts for amounts not billable to customers at the balance sheet date. This amount principally represents delayed payment terms along with escalation and repricing predicated upon deliveries and final payment after acceptance.

     "Recoverable costs and accrued profit on progress completed but not billed" represents revenue recognized on contracts based on the percentage-of-completion method of accounting and is anticipated to be billed and collected in accordance with contract terms.

     "Unrecovered costs and estimated profit subject to future negotiations" consists of contract tasks completed for which a final price has not been negotiated with the customer. Amounts in excess of agreed-upon contract prices are recognized when it is probable that the claim will result in additional contract revenue and the amounts can be reliably estimated. Included in this amount are estimated recoveries on constructive change claims related to government-imposed redefined acceptance criteria on the Grumman F-14 contract. Management believes that amounts reflected in the financial statements are reasonable estimates of the ultimate settlements.

NOTE I  INVENTORIES

     Inventories consist of the following:

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
FIFO or average cost (which approximates current costs):
  Finished products.........................................  $236.0    $173.4
  In process................................................   416.9     411.2
  Raw materials and supplies................................   189.8     161.4
                                                              ------    ------
                                                               842.7     746.0
Reserve to reduce certain inventories to LIFO basis.........   (54.1)    (57.5)
Progress payments and advances..............................   (16.1)    (35.9)
                                                              ------    ------
     Total..................................................  $772.5    $652.6
                                                              ======    ======

     At December 31, 1998 and 1997, approximately 28 percent and 27 percent, respectively, of inventory was valued by the LIFO method.

     In-process inventories as of December 31, 1998, which include significant deferred costs for long-term contracts accounted for under contract accounting, are summarized by contract as follows (in millions, except quantities which are number of aircraft):

                            AIRCRAFT ORDER STATUS(1)                  COMPANY ORDER STATUS
                          ----------------------------   ----------------------------------------------
                          DELIVERED    UN-       UN-                                (3)FIRM
                             TO       FILLED   FILLED    (2)CONTRACT               UN-FILLED   (5)YEAR
        CONTRACT          AIRLINES    ORDERS   OPTIONS    QUANTITY     DELIVERED    ORDERS     COMPLETE
        --------          ---------   ------   -------   -----------   ---------   ---------   --------
PW4000 for the A300/A310
  and MD-11(4)                287        10         9         325         303          19        2000
737-700.................      167       952     1,078       1,000         212         488        2002
717-200.................       --       115       100         300           1          54        2007
Others..................
In-process inventory
  related to long-term
  contracts.............
In-process inventory not
  related to long-term
  contracts.............
Balance at December 31,
  1998..................

                                  IN-PROCESS INVENTORY
                          ------------------------------------
                                     PRE-     EXCESS
                           PRO-      PRO-      OVER-
        CONTRACT          DUCTION   DUCTION   AVERAGE   TOTAL
        --------          -------   -------   -------   ------
PW4000 for the A300/A310
  and MD-11(4)            $ 10.7     $ 8.0    $ 26.0    $ 44.7
737-700.................     8.5        --       3.6      12.1
717-200.................    13.1      83.0      30.3     126.4
Others..................    71.6       5.3        .8      77.7
                          ------     -----    ------    ------
In-process inventory
  related to long-term
  contracts.............  $103.9     $96.3    $ 60.7     260.9
                          ======     =====    ======
In-process inventory not
  related to long-term
  contracts.............                                 156.0
                                                        ------
Balance at December 31,
  1998..................                                $416.9
                                                        ======

---------------

(1) Represents the aircraft order status as reported by Case and/or other sources the Company believes to be reliable for the related aircraft and engine option. The Company's orders frequently are less than the announced orders shown above.

(2) Represents the number of aircraft used to obtain average unit cost.

(3) Represents the number of aircraft for which the Company has firm unfilled orders.

(4) Contract quantity represents the lesser of those quantities assumed in original contract pricing or those quantities which the Company now expects to deliver in the periods assumed in original contract pricing.

(5) The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.

     In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The company has pre-production inventory of $83.0 million related to design and development costs on the 717-200 program through December 31, 1998. In addition, the Company has excess-over-average inventory of $30.3 million related to costs associated with the production of the flight test inventory and the first production units. The Company expects to spend approximately $4.0 million more for preproduction costs through mid-1999, the aircraft's scheduled Federal Aviation Administration ("FAA") certification date. If the contract is cancelled prior to FAA certification, the Company expects substantial recovery of these costs. If the aircraft is certified and actively marketed, the amount of these costs and initial production start-up costs recovered by the Company will depend upon the number of aircraft delivered.

     In 1993, the Company revised its contract with Pratt & Whitney on the PW4000 for A300/A310 and MD-11 programs. The revised contract provides that if Pratt & Whitney accepts delivery of less than 500 units from 1993 through 2003, an "equitable adjustment" will be made. Recent market projections on the PW4000 contract indicate that less than 500 units will be delivered. The Company has submitted a "request of equitable adjustment" to the customer and believes it will achieve a recovery such that there should not be a material adverse effect on the financial position, liquidity or results of operations of the Company. If the Company does not receive the equitable adjustment it believes it is entitled to, it is possible that there may be a material adverse effect on earnings in a given period. At December 31, 1998, the Company had $49.2 million of contract costs ($44.7 million of in-process and $4.5 million of finished products) in inventory for the PW4000 program.

NOTE J  FINANCING ARRANGEMENTS

     Short-Term Bank Debt At December 31, 1998, the Company had separate committed revolving credit agreements with certain banks providing for domestic lines of credit aggregating $300.0 million. Borrowings under these agreements can be for any period of time until the expiration date and bear interest, at the Company's option, at rates tied to the banks' certificate of deposit, Eurodollar or prime rates. The lines expire on June 30, 2000, unless extended by the banks at the request of the Company. Under the agreements, the Company is required to pay a facility fee of 12 basis points per annum on the total $300.0 million committed line. At December 31, 1998, no amounts were outstanding pursuant to these agreements.

     In addition, the Company had available formal foreign lines of credit and overdraft facilities, including a committed European revolver, of $100.2 million at December 31, 1998, of which $32.5 million was available.

     The Company also maintains uncommitted domestic money market facilities with various banks aggregating $380.0 million, of which $277.0 million of these lines were unused and available at December 31, 1998. Weighted-average interest rates on outstanding short-term borrowings were 5.2 percent and 6.4 percent at December 31, 1998 and 1997, respectively. Weighted-average interest rates on short-term borrowings were 5.6 percent, 5.0 percent and 5.9 percent during 1998, 1997 and 1996, respectively.

     Long-Term Debt At December 31, 1998 and 1997, long-term debt and capital lease obligations payable after one year consisted of:

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
9.625% Notes, maturing in 2001..............................  $175.0    $175.0
MTN notes payable...........................................   699.0     269.0
European revolver...........................................    26.8      25.5
IDRBs, maturing in 2023, 6.0%...............................    60.0      60.0
Other debt, maturing to 2015 (interest rates from 3.0% to
  11.625%)..................................................    28.0      26.8
                                                              ------    ------
                                                               988.8     556.3
Capital lease obligations (Note K)..........................     6.4       8.0
                                                              ------    ------
          Total.............................................  $995.2    $564.3
                                                              ======    ======

     MTN Notes Payable The Company has periodically issued long-term debt securities in the public markets through a medium term note program (referred to as the MTN program), which commenced in 1995. MTN notes outstanding at December 31, 1998, consist entirely of fixed-rate non-callable debt securities. In 1998, the Company issued $100.0 million of 6.45 percent MTN notes due in 2008, $130.0 million of 6.9 percent MTN notes due in 2018 and $200.0 million of 7.0 percent notes due in 2038, primarily for the financing of the Freedom Chemical acquisition (see Note D). During 1997, and in connection with the refinancing of Rohr's debt, the Company issued $150.0 million of 7.2 percent MTN notes, due in 2027. All other MTN notes outstanding were issued during 1995 and 1996, with interest rates ranging from 7.3 percent to 8.7 percent and maturity dates ranging from 2025 to 2046.

     European Revolver The Company has a $75.0 million committed multi-currency revolving credit facility with various international banks, expiring in the year 2003. The Company uses this facility for short and long-term, local currency financing to support the growth of its European operations. At December 31, 1998, the Company's long-term borrowings under this facility were $26.8 million denominated in Spanish pesetas at a floating rate that is tied to Spanish LIBOR (3.56 percent at December 31, 1998). The Company has effectively converted the $26.8 million long-term borrowing into fixed rate debt with an interest rate swap.

     IDRBs The industrial development revenue bonds maturing in 2023 were issued to finance the construction of a hangar facility in 1993. Property acquired through the issuance of these bonds secures the repayment of the bonds.

     Aggregate maturities of long-term debt, exclusive of capital lease obligations, during the five years subsequent to December 31, 1998, are as follows (in millions): 1999--$.8; 2000--$1.0; 2001--$202.6; 2002--$0.7 and
2003 -- $0.7.

     The Company's debt agreements contain various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company's capital stock. Under the most restrictive of these agreements, $863.3 million of income retained in the business and additional capital was free from such limitations at December 31, 1998.

NOTE K  LEASE COMMITMENTS

     The Company leases certain of its office and manufacturing facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 1998:

                                                             CAPITAL     NONCANCELABLE
                                                             LEASES     OPERATING LEASES
                                                             -------    ----------------
                                                                    (IN MILLIONS)
1999.......................................................   $2.6           $ 32.7
2000.......................................................    2.1             28.7
2001.......................................................    1.8             23.2
2002.......................................................    1.5             17.6
2003.......................................................    1.0             12.8
Thereafter.................................................    1.4             20.6
                                                              ----           ------
Total minimum payments.....................................   10.4           $135.6
                                                                             ======
Amounts representing interest..............................   (2.0)
                                                              ----
Present value of net minimum lease payments................    8.4
Current portion of capital lease obligations...............   (2.0)
                                                              ----
          Total............................................   $6.4
                                                              ====

     Net rent expense from continuing operations consisted of the following:

                                                             1998     1997     1996
                                                             -----    -----    -----
                                                                  (IN MILLIONS)
Minimum rentals............................................  $36.8    $28.2    $26.0
Contingent rentals.........................................     .3      3.9      2.9
Sublease rentals...........................................    (.1)     (.1)     (.1)
                                                             -----    -----    -----
          Total............................................  $37.0    $32.0    $28.8
                                                             =====    =====    =====

NOTE L  PENSIONS AND POSTRETIREMENT BENEFITS

     The Company has several noncontributory defined benefit pension plans covering substantially all employees. Plans covering salaried employees generally provide benefit payments using a formula that is based on an employee's compensation and length of service. Plans covering hourly employees generally provide benefit payments of stated amounts for each year of service.

     The Company also sponsors several unfunded defined benefit postretirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory.

     The Company's general funding policy for pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. The Company's qualified pension plans were fully funded on an accumulated benefit obligation basis at December 31, 1998 and 1997. Assets for these plans consist principally of corporate and government obligations and commingled funds invested in equities, debt and real estate. At December 31, 1998, the pension plans held 2.9 million shares of the Company's common stock with a fair value of $99.8 million.

     Amortization of unrecognized transition assets and liabilities, prior service cost and gains and losses (if applicable) are recorded using the straight-line method over the average remaining service period of active employees, or approximately 12 years.

     The following table sets forth the status of the Company's funded defined benefit pension plans and unfunded defined benefit postretirement plans as of December 31, 1998 and 1997, and the amounts recorded in the Consolidated Balance Sheet at these dates. This table excludes accrued pension costs for unfunded, non-qualified pension plans of $37.2 million in 1998 and $73.2 million in 1997, and the related projected benefit obligations of $48.0 million in 1998 and $82.2 million in 1997.

                                                     PENSION BENEFITS        OTHER BENEFITS
                                                   --------------------    ------------------
                                                     1998        1997       1998       1997
                                                   --------    --------    -------    -------
                                                                 (IN MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATIONS
  Projected benefit obligation at beginning of
     year........................................  $1,251.9    $1,146.8    $ 326.9    $ 312.4
  Service cost...................................      22.4        19.8        2.8        2.2
  Interest cost..................................      89.6        90.3       21.5       23.7
  Amendments.....................................       2.1        (1.4)        --         --
  Actuarial (gains) losses.......................      36.9        98.4       (1.2)      15.9
  Acquisitions...................................       4.6          --        3.3         --
  Benefits paid..................................     (97.5)     (102.0)     (28.9)     (27.3)
                                                   --------    --------    -------    -------
  Projected benefit obligation at end of year....  $1,310.0    $1,251.9    $ 324.4    $ 326.9
                                                   --------    --------    -------    -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year   $1,263.1    $1,121.8    $    --    $    --
  Actual return on plan assets...................     168.1       178.9         --         --
  Acquisitions...................................       4.6          --         --         --
  Company contributions..........................      25.4        64.4       28.9       27.3
  Benefits paid..................................     (97.5)     (102.0)     (28.9)     (27.3)
                                                   --------    --------    -------    -------
  Fair value of plan assets at end of year.......  $1,363.7    $1,263.1    $    --    $    --
                                                   --------    --------    -------    -------
FUNDED STATUS (UNDERFUNDED)
  Funded status..................................  $   53.7    $   11.2    $(324.4)   $(326.9)
  Unrecognized net actuarial loss................      67.5       101.6      (37.9)     (36.6)
  Unrecognized prior service cost................      36.0        40.0       (5.8)      (6.3)
  Unrecognized net transition obligation.........       9.5         9.6         --         --
                                                   --------    --------    -------    -------
  Prepaid (accrued) benefit cost.................  $  166.7    $  162.4    $(368.1)   $(369.8)
                                                   ========    ========    =======    =======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
  Prepaid benefit cost...........................  $  166.7    $  163.6    $    --    $    --
  Accrued benefit liability......................        --        (1.2)    (368.1)    (369.8)
                                                   --------    --------    -------    -------
  Net amount recognized..........................  $  166.7    $  162.4    $(368.1)   $(369.8)
                                                   ========    ========    =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
  Discount rate..................................       7.0%       7.25%      7.00%      7.25%
  Expected return on plan assets.................       9.0%        9.0%        --         --
  Rate of compensation increase..................       3.5%        3.5%        --         --

     For measurement purposes, a 6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.75 percent for 2002 and remain at that level thereafter.

                                              PENSION BENEFITS             OTHER BENEFITS
                                          -------------------------    -----------------------
                                           1998      1997     1996     1998     1997     1996
                                          -------    -----    -----    -----    -----    -----
                                                             (IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost..........................  $  22.4    $19.8    $23.8    $ 2.8    $ 2.2    $ 2.4
  Interest cost.........................     89.6     90.3     82.9     21.5     23.7     22.7
  Expected return on plan assets........   (102.6)   (96.4)   (85.6)      --       --       --
  Amortization of prior service cost....      5.9      6.3      5.4     (0.5)    (0.5)    (0.6)
  Amortization of transition
     obligation.........................      0.1      0.1      0.5       --       --       --
  Recognized net actuarial (gain)
     loss...............................      5.4      5.1      5.7     (1.3)    (1.0)    (1.7)
                                          -------    -----    -----    -----    -----    -----
  Benefit cost..........................     20.8     25.2     32.7     22.5     24.4     22.8
  Curtailment (gain)/loss...............       --      5.4       --       --     (2.5)      --
                                          -------    -----    -----    -----    -----    -----
                                          $  20.8    $30.6    $32.7    $22.5    $21.9    $22.8
                                          =======    =====    =====    =====    =====    =====

     The table below quantifies the impact of a one percentage point change in the assumed health care cost trend rate.

                                               1 PERCENTAGE POINT    1 PERCENTAGE POINT
                                                    INCREASE              DECREASE
                                               ------------------    ------------------
Effect on total of service and interest cost
  components in 1998.........................    $ 1.5 million         $ 1.3 million
Effect on postretirement benefit obligation
  as of December 31, 1998....................    $18.2 million         $15.9 million

     The Company also maintains voluntary retirement savings plans for U.S. salaried and wage employees. Under provisions of these plans, eligible employees can receive Company matching contributions on up to the first 6 percent of their eligible earnings. The Company generally matches 1 dollar for each 1 dollar of employee contributions invested in BFGoodrich common stock, and 50 cents for each dollar of eligible employee contributions invested in other available investment options (up to 6 percent of eligible earnings). For 1998, 1997 and 1996, Company contributions amounted to $16.5 million, $15.3 million and $15.9 million, respectively.

     In addition, the Company contributed $10.1 million, $8.9 million and $12.4 million in 1998, 1997 and 1996, respectively, under other defined contribution plans for employees not covered under the aforementioned defined benefit pension and voluntary retirement savings plans. Contributions are determined based on various percentages of eligible earnings and a profit sharing formula.

NOTE M  INCOME TAXES

     Income from continuing operations before income taxes and Trust distributions as shown in the Consolidated Statement of Income consists of the following:

                                                     1998       1997      1996
                                                   --------    ------    ------
                                                          (IN MILLIONS)
Domestic.........................................  $  361.3    $199.9    $167.1
Foreign..........................................      23.6      17.9      27.3
                                                   --------    ------    ------
          Total..................................  $  384.9    $217.8    $194.4
                                                   ========    ======    ======

     A summary of income tax (expense) benefit from continuing operations in the Consolidated Statement of Income is as follows:

                                                     1998       1997      1996
                                                    -------    ------    ------
                                                           (IN MILLIONS)
Current:
  Federal.........................................  $ (89.8)   $(52.2)   $(25.8)
  Foreign.........................................    (10.1)     (5.8)     (9.0)
  State...........................................    (18.6)     (2.9)     (4.6)
                                                    -------    ------    ------
                                                     (118.5)    (60.9)    (39.4)
                                                    -------    ------    ------
Deferred:
  Federal.........................................    (27.4)    (31.3)    (27.6)
  Foreign.........................................     (1.0)     (1.3)       .8
  State...........................................       .6       (.6)     (2.2)
                                                    -------    ------    ------
                                                      (27.8)    (33.2)    (29.0)
                                                    -------    ------    ------
          Total...................................  $(146.3)   $(94.1)   $(68.4)
                                                    =======    ======    ======

     Significant components of deferred income tax assets and liabilities at December 31, 1998 and 1997, are as follows:

                                                              1998      1997
                                                             ------    ------
                                                              (IN MILLIONS)
Deferred income tax assets:
  Accrual for postretirement benefits other than
     pensions..............................................  $128.8    $127.8
  Inventories..............................................    30.7      64.2
  Other nondeductible accruals.............................    62.7      59.3
  Tax credit and net operating loss carryovers.............    91.8      95.6
  Other....................................................    51.8      44.4
                                                             ------    ------
          Total deferred income tax assets.................   365.8     391.3
                                                             ------    ------
Deferred income tax liabilities:
  Tax over book depreciation...............................   (90.8)    (72.3)
  Tax over book intangible amortization....................   (40.3)    (17.2)
  Pensions.................................................   (41.0)    (47.7)
  Other....................................................   (11.9)    (35.7)
                                                             ------    ------
          Total deferred income tax liabilities............  (184.0)   (172.9)
                                                             ------    ------
  Net deferred income taxes................................  $181.8    $218.4
                                                             ======    ======

     Management has determined, based on the Company's history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. In addition, management's analysis indicates that the turnaround periods for certain of these assets are for long periods of time or are indefinite. In particular, the turnaround of the largest deferred tax asset related to accounting for postretirement benefits other than pensions will occur over an extended period of time and, as a result, will be realized for tax purposes over those future periods and beyond. The tax credit and net operating loss carryovers, principally relating to Rohr, are primarily comprised of federal net operating loss carryovers of $220.0 million which expire in the years 2005 through 2013, and investment tax credit and other credits of $15.1 million which expire in the years 2003 through 2014. The remaining deferred tax assets and liabilities approximately match each other in terms of timing and amounts and should be realizable in the future, given the Company's operating history.

     The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

                                                               PERCENT OF PRETAX INCOME
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Statutory federal income tax rate...........................   35.0%     35.0%     35.0%
Corporate-owned life insurance investments..................    (.2)       --      (1.0)
Amortization of nondeductible goodwill......................    1.3        .9       1.0
Difference in rates on consolidated foreign subsidiaries....     .7       (.1)      (.4)
State and local taxes, net of federal benefit...............    3.0       1.3       2.5
Tax exempt income from foreign sales corporation............   (1.6)     (3.3)      (.1)
QUIPS distributions.........................................    (.8)     (1.7)     (1.9)
Nondeductible merger-related costs..........................     --       9.2        --
Other items.................................................     .6       1.9        .1
                                                               ----      ----      ----
Effective income tax rate...................................   38.0%     43.2%     35.2%
                                                               ====      ====      ====

     The Company has not provided for U.S. federal and foreign withholding taxes on $133.7 million of foreign subsidiaries' undistributed earnings as of December 31, 1998, because such earnings are intended to be reinvested indefinitely. It is not practical to determine the amount of income tax liability that would result had such earnings actually been repatriated. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $6.4 million.

NOTE N  BUSINESS SEGMENT INFORMATION

     The Company's operations are classified into two reportable business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Performance Materials ("Performance Materials"). The Company's two reportable business segments are managed separately based on fundamental differences in their operations.

     Aerospace consists of four business groups: Aerostructures; Landing Systems; Sensors and Integrated Systems; and Maintenance, Repair and Overhaul. They serve commercial, military, regional, business and general aviation markets. Aerospace's major products are aircraft engine nacelle and pylon systems; aircraft landing gear and wheels and brakes; sensors and sensor-based systems; fuel measurement and management systems; aircraft evacuation slides and rafts; ice protection systems, and collision warning systems. Aerospace also provides maintenance, repair and overhaul services on commercial airframes and components.

     Performance Materials consists of three business groups: Textile and Industrial Coatings, Polymer Additives and Specialty Plastics, and Consumer Specialties. They serve various markets such as personal-care, pharmaceuticals, printing, textiles, industrial, construction and automotive. Performance Materials' major products are thermoplastic polyurethane; high-heat-resistant plastics; synthetic thickeners and emulsifiers; polymer emulsions, resins and additives, and textile thickeners, binders, emulsions and compounds.

     The Company's business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Aerospace's products and services and Performance Materials' products are principally sold to customers in North America and Europe.

     Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs and Advanced Technology Group research expenses.

     The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

                                                         1998        1997        1996
                                                       --------    --------    --------
                                                                (IN MILLIONS)
SALES
  Aerospace..........................................  $2,755.2    $2,468.3    $2,021.4
  Performance Materials..............................   1,195.6       904.7       824.4
                                                       --------    --------    --------
          Total Sales................................  $3,950.8    $3,373.0    $2,845.8
                                                       ========    ========    ========
OPERATING INCOME
  Aerospace..........................................  $  386.4    $  260.3    $  253.6
  Performance Materials..............................     145.8       128.2       109.5
                                                       --------    --------    --------
                                                          532.2       388.5       363.1
  Corporate General and Administrative Expenses(2)...     (55.4)     (138.4)      (52.8)
                                                       --------    --------    --------
          Total Operating Income.....................  $  476.8    $  250.1    $  310.3
                                                       ========    ========    ========
ASSETS
  Aerospace..........................................  $2,372.5    $2,347.0    $2,169.2
  Performance Materials..............................   1,369.5       877.3       784.6
  Corporate..........................................     450.6       269.6       626.0
                                                       --------    --------    --------
          Total Assets...............................  $4,192.6    $3,493.9    $3,579.8
                                                       ========    ========    ========
CAPITAL EXPENDITURES
  Aerospace..........................................  $  134.1    $   81.9    $   64.6
  Performance Materials..............................      70.6        73.2        97.5
  Corporate..........................................       3.8         4.8        35.0
                                                       --------    --------    --------
          Total Capital Expenditures.................  $  208.5    $  159.9    $  197.1
                                                       ========    ========    ========
DEPRECIATION AND AMORTIZATION EXPENSE
  Aerospace..........................................  $   87.3    $   82.6    $   79.3
  Performance Materials..............................      75.3        48.2        39.0
  Corporate..........................................       2.8         8.0        21.5
                                                       --------    --------    --------
          Total Depreciation and Amortization........  $  165.4    $  138.8    $  139.8
                                                       ========    ========    ========
GEOGRAPHIC AREAS
  NET SALES
     United States...................................  $2,631.7    $2,307.8    $1,989.7
     Europe(1).......................................     843.8       723.7       525.2
     Other Foreign...................................     475.3       341.5       330.9
                                                       --------    --------    --------
          Total......................................  $3,950.8    $3,373.0    $2,845.8
                                                       ========    ========    ========
  PROPERTY
     United States...................................  $1,104.8    $  947.3    $1,015.1
     Europe..........................................     148.3       116.5       108.3
     Other Foreign...................................       2.8         1.3        18.6
                                                       --------    --------    --------
          Total......................................  $1,255.9    $1,065.1    $1,142.0
                                                       ========    ========    ========

---------------

(1) European sales in 1998, 1997 and 1996 included $262.3 million, $418.9 million and $248.5 million, respectively, of sales to customers in France. Sales were allocated to geographic areas based on where the product was shipped to.
(2) Corporate general and administrative expenses in 1997 include merger costs of $77.0 million.

     In 1998, 1997 and 1996, sales to Boeing, solely by the Aerospace Segment, totaled 14 percent, 14 percent and 13 percent, respectively, of consolidated sales. Sales to Boeing include sales to McDonnell Douglas which merged with Boeing in 1997.

NOTE O  PUBLIC OFFERING OF SUBSIDIARY STOCK

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

     In February 1999, the Company sold its remaining interest in DTM for approximately $3.5 million. The Company's net investment in DTM approximated $0.5 million at December 31, 1998. The gain will be recorded within Other Income (Expense) during the first quarter of 1999.

NOTE P  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                              BALANCE      CHARGED                                BALANCE
                                             BEGINNING    TO COSTS                                 AT END
                                              OF YEAR    AND EXPENSE   OTHER     DEDUCTIONS (1)   OF YEAR
                                             ---------   -----------   -----     --------------   --------
       ACCOUNTS RECEIVABLE ALLOWANCE                             (DOLLARS IN MILLIONS)

Year ended December 31, 1998...............    $21.3        $ 5.8      $  .9(2)      $ (5.4)       $22.6

Year ended December 31, 1997...............     26.2         15.6         .7(2)
                                                                        (2.1)(3)      (19.1)        21.3

Year ended December 31, 1996...............     24.7          6.0        2.9(2)        (7.4)        26.2

---------------

(1) Write-off of doubtful accounts, net of recoveries

(2) Allowance related to acquisitions

(3) Allowance related to operations that were sold

                                                                1998         1997
                                                              ---------    ---------
                                                                  (IN MILLIONS)
PROPERTY
Land........................................................  $    50.2    $    41.8
Buildings and improvements..................................      666.0        632.9
Machinery and equipment.....................................    1,417.2      1,215.7
Construction in progress....................................      164.7        125.0
                                                              ---------    ---------
                                                              $ 2,298.1    $ 2,015.4
Less allowances for depreciation and amortization...........   (1,042.2)      (950.3)
                                                              ---------    ---------
          Total.............................................  $ 1,255.9    $ 1,065.1
                                                              =========    =========

     Property includes assets acquired under capital leases, principally buildings and machinery and equipment, of $17.0 million and $33.4 million at December 31, 1998 and 1997, respectively. Related allowances for depreciation and amortization are $5.4 million and $15.5 million, respectively. Interest costs capitalized from continuing operations were $3.5 million in 1998, $5.3 million in 1997 and $6.3 million in 1996. Amounts charged to expense for depreciation and amortization from continuing operations during 1998, 1997 and 1996 were $128.0 million, $111.3 million and $101.2 million, respectively.

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
GOODWILL
Accumulated amortization....................................  $100.2    $ 71.4
                                                              ======    ======
IDENTIFIABLE INTANGIBLE ASSETS
Accumulated amortization....................................  $ 29.3    $ 26.0
                                                              ======    ======

     Amortization of goodwill and identifiable intangible assets from continuing operations was $37.4 million, $22.2 million and $20.1 million in 1998, 1997 and 1996, respectively.

                                                               1998      1997
                                                              ------    ------
                                                               (IN MILLIONS)
ACCRUED EXPENSES
Wages, vacations, pensions and other employment costs.......  $149.4    $164.9
Postretirement benefits other than pensions.................    30.0      26.1
Taxes, other than federal and foreign taxes on income.......    53.7      42.3
Accrued environmental liabilities...........................    18.8      18.0
Accrued interest............................................    34.9      27.0
Other.......................................................   133.3     133.0
                                                              ------    ------
          Total.............................................  $420.1    $411.3
                                                              ======    ======

     FAIR VALUES OF FINANCIAL INSTRUMENTS The Company's accounting policies with respect to financial instruments are described in Note A.

     The carrying amounts of the Company's significant on balance sheet financial instruments approximate their respective fair values at December 31, 1998 and 1997, except for the Company's long-term debt.

                                                                1998       1997
                                                              --------    ------
                                                                (IN MILLIONS)
Long-term debt (including current portion)
  Carrying Amount...........................................  $  998.0    $567.5
  Fair Value................................................  $1,183.5    $605.6

     Off balance sheet derivative financial instruments at December 31, 1998 and 1997, held for purposes other than trading, were as follows:

                                                 1998                        1997
                                       ------------------------    ------------------------
                                          CONTRACT/       FAIR        CONTRACT/       FAIR
                                       NOTIONAL AMOUNT    VALUE    NOTIONAL AMOUNT    VALUE
                                       ---------------    -----    ---------------    -----
                                                          (IN MILLIONS)
Interest rate swaps..................       $26.8         $(2.1)        $25.5         $(1.3)
Foreign currency forward contracts...         4.2            --          12.2           (.1)
Foreign currency swap agreements.....          --            --            .7            --

     At December 31, 1998, the Company had one interest rate swap agreement, wherein the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

     Foreign currency forward contracts mature over the next two months coincident with the anticipated settlement of accounts receivable and accounts payable in Europe. No additional cash requirements are necessary with respect to outstanding agreements.

     The counterparties to each of these agreements are major commercial banks. Management believes that losses related to credit risk are remote.

                                                             1998      1997      1996
                                                            ------    ------    ------
                                                                  (IN MILLIONS)
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation...................  $  4.2    $ (1.7)   $  5.9
Minimum pension liability.................................    (0.6)     (1.8)    (26.4)
                                                            ------    ------    ------
          Total...........................................  $  3.6    $ (3.5)   $(20.5)
                                                            ======    ======    ======

NOTE Q  SUPPLEMENTAL CASH FLOW INFORMATION

     The following tables set forth non-cash financing and investing activities and other cash flow information.

     Acquisitions accounted for under the purchase method are summarized as follows:

                                                          1998       1997       1996
                                                         -------    -------    -------
                                                                 (IN MILLIONS)
Estimated fair value of tangible assets acquired.......  $ 232.0    $  70.1    $  46.4
Goodwill and identifiable intangible assets acquired...    315.4       75.8       81.7
Cash paid..............................................   (427.2)    (133.4)    (107.9)
                                                         -------    -------    -------
Liabilities assumed or created.........................  $ 120.2    $  12.5    $  20.2
                                                         =======    =======    =======
Liabilities disposed of in connection with sales of
  businesses...........................................  $    --    $  44.2    $   1.5
Assets acquired in connection with sale of business....       --         --       27.6
Interest paid (net of amount capitalized)..............     68.0       81.5       88.6
Income taxes paid......................................     27.6      145.9       34.8
Contribution of common stock to pension trust..........       --         --       30.0
Exchange of 7.75% Convertible Notes....................       --       (1.3)     (37.8)
Change in equity due to exchange of 7.75% Convertible
  Notes................................................       --        1.5       43.1

NOTE R  PREFERRED STOCK

     There are 10,000,000 authorized shares of Series Preferred Stock -- $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 1998, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

     Cumulative Participating Preferred Stock -- Series F The Company has 200,000 shares of Junior Participating Preferred Stock-Series F -- $1 par value authorized at December 31, 1998. Series F shares have preferential voting, dividend and liquidation rights over the Company's common stock. At December 31, 1998, no Series F shares were issued or outstanding and 81,812 shares were reserved for issuance.

     On August 2, 1997, the Company made a dividend distribution of one Preferred Share Purchase Right ("Right") on each share of the Company's common stock. These Rights replace previous shareholder rights which expired on August 2, 1997. Each Right, when exercisable, entitles the registered holder thereof to purchase from the Company one one-thousandth of a share of Series F Stock at a price of $200 per one one-thousandth of a share (subject to adjustment). The one one-thousandth of a share is intended to be the functional equivalent of one share of the Company's common stock.

     The Rights are not exercisable or transferable apart from the common stock until an Acquiring Person, as defined in the Rights Agreement without the prior consent of the Company's Board of Directors, acquires 20 percent or more of the voting power of the Company's common stock or announces a tender offer that would result in 20 percent ownership. The Company is entitled to redeem the Rights at 1 cent per Right any time before a 20 percent position has been acquired or in connection with certain transactions thereafter announced. Under certain circumstances, including the acquisition of 20 percent of the Company's common stock, each Right not owned by a potential Acquiring Person will entitle its holder to purchase, at the Right's then-current exercise price, shares of Series F Stock having a market value of twice the Right's exercise price.

     Holders of the Right are entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20 percent or more of the Company's voting power, the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or the Company sells 50 percent or more of its assets or earnings power to another person. The Rights expire on August 2, 2007.

NOTE S  COMMON STOCK

     During 1998, 1997 and 1996, 1,031,870; 826,388 and 600,057 shares, respectively, of authorized but unissued shares of common stock were issued under the Stock Option Plan and other employee stock ownership plans.

     On December 22, 1997, 18,588,004 shares of common stock were issued in connection with the merger with Rohr (see Note D). During 1998, 1,235,051 shares of authorized but previously unissued shares of common stock were issued upon conversion of Rohr debentures that were extinguished in late 1997.

     During 1996, 754,717 shares ($30.0 million) of authorized but previously unissued shares of common stock were issued and contributed to the Company's defined benefit wage and salary pension plans. In addition, 2,006,868 shares ($48.0 million) of common stock related to Rohr's pension plans were contributed during the period between August 1 and December 31, 1996 and, as a result, are included in equity as part of the adjustment to conform Rohr's fiscal year.

     The Company acquired 627,539; 53,137 and 52,949 shares of treasury stock in 1998, 1997 and 1996, respectively, and reissued none in 1998; 5,000 in 1997 and 22,500 shares in 1996, in connection with the Stock Option Plan and other employee stock ownership plans. In 1998, 1997 and 1996, 15,333; 19,900 and 60,400 shares, respectively, of common stock previously awarded to employees were forfeited and restored to treasury stock.

     As of December 31, 1998, there were 5,598,814 shares reserved for future issuance under the Stock Option Plan.

NOTE T  PREFERRED SECURITIES OF TRUST

     On July 6, 1995, BFGoodrich Capital, a wholly owned Delaware statutory business trust (the "Trust") which is consolidated by the Company, received $122.5 million, net of the underwriting commission, from the issuance of 8.3 percent Cumulative Quarterly Income Preferred Securities, Series A ("QUIPS"). The Trust invested the proceeds in 8.3 percent Junior Subordinated Debentures, Series A, due 2025 ("Junior Subordinated Debentures") issued by the Company, which represent approximately 97 percent of the total assets of the Trust. The Company used the proceeds from the Junior Subordinated Debentures primarily to redeem all of the outstanding shares of the $3.50 Cumulative Convertible Preferred Stock, Series D.

     The QUIPS have a liquidation value of $25 per Preferred Security, mature in 2025 and are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures. The Company has the option at any time on or after July 6, 2000, to redeem, in whole or in part, the Junior Subordinated Debentures with the proceeds from the issuance and sale of the Company's common stock within two years preceding the date fixed for redemption.

     The Company has unconditionally guaranteed all distributions required to be made by the Trust, but only to the extent the Trust has funds legally available for such distributions. The only source of funds for the Trust to make distributions to preferred security holders is the payment by the Company of interest on the Junior

Subordinated Debentures. The Company has the right to defer such interest payments for up to five years. If the Company defers any interest payments, the Company may not, among other things, pay any dividends on its capital stock until all interest in arrears is paid to the Trust.

NOTE U  STOCK OPTION PLAN

     At December 31, 1998, the Company had stock-based compensation plans described below that include the pre-merger plans of Rohr. Effective with the merger, outstanding Rohr options were assumed by the Company and converted to fully-vested options to purchase BFGoodrich common stock at a ratio of .7 of one share of BFGoodrich common stock for each Rohr option and at an appropriately revised exercise price.

     The Stock Option Plan, which will expire on April 5, 2001, unless renewed, provides for the awarding of or the granting of options to purchase 3,200,000 shares of common stock of the Company. Generally, options granted are exercisable at the rate of 35 percent after one year, 70 percent after two years and 100 percent after three years. Certain options are fully exercisable immediately after grant. The term of each option cannot exceed 10 years from the date of grant. All options granted under the Plan have been granted at not less than 100 percent of market value (as defined) on the date of grant.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      1998      1997      1996
                                                     ------    ------    ------
Risk-Free Interest Rate (%)......................      4.68      5.75      5.39
Dividend Yield (%)...............................      2.8       2.7       2.5
Volatility Factor (%)............................     31.0      16.2      19.0
Weighted Average Expected Life of the Options
  (years)........................................      4.7       5.2       5.0

     The assumptions used were comparable for BFGoodrich's and Rohr's stock options, except that for the Rohr options, the dividend yield assumption was zero and the volatility factor was 43.8 percent in 1997 and 43.1 percent in 1996. The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair values of stock options granted during 1998, 1997 and 1996 were $10.62, $7.59 and $7.28, respectively.

     For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, the grant-date fair value of performance shares (discussed below) is amortized to expense over the three-year plan cycle without adjustments for subsequent changes in the market price of the Company's common stock. The Company's pro forma information is as follows:

                                                     1998           1997           1996
                                                  -----------    -----------    -----------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net income:
  As reported...................................    $226.5         $178.2         $173.9
  Pro forma.....................................     221.3          170.6          172.8
Earnings per share:
  Basic
     As reported................................    $  3.07        $  2.51        $  2.61
     Pro forma..................................       3.00           2.40           2.59
  Diluted
     As reported................................    $  3.02        $  2.41        $  2.48
     Pro forma..................................       2.95           2.30           2.45

     The pro forma effect on net income for 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. In addition, the pro forma effect on net income in 1997 is not representative of the pro forma effect on net income in future years because 1997 includes $4.5 million of after-tax compensation expense related to the Rohr options which became fully vested upon the consummation of the merger with Rohr.

     A summary of the Company's stock option activity and related information follows:

            YEAR ENDED DECEMBER 31, 1998                          WEIGHTED-AVERAGE
               (OPTIONS IN THOUSANDS)                  OPTIONS     EXERCISE PRICE
            ----------------------------               -------    ----------------
Outstanding at beginning of year.....................  4,018.0         $29.25
Granted..............................................    990.7          41.92
Exercised............................................   (871.6)         28.56
Forfeited............................................    (80.2)         35.46
Expired..............................................     (2.1)         38.04
                                                       -------
Outstanding at end of year...........................  4,054.8          32.27
                                                       =======

            YEAR ENDED DECEMBER 31, 1997                          WEIGHTED-AVERAGE
               (OPTIONS IN THOUSANDS)                 OPTIONS      EXERCISE PRICE
            ----------------------------              --------    ----------------
Outstanding at beginning of year....................   4,943.8         $25.16
Granted.............................................     846.7          40.51
Exercised...........................................  (1,661.1)         22.44
Forfeited...........................................     (97.1)         33.96
Expired.............................................     (14.3)         43.64
                                                      --------
Outstanding at end of year..........................   4,018.0          29.25
                                                      ========

            YEAR ENDED DECEMBER 31, 1996                          WEIGHTED-AVERAGE
               (OPTIONS IN THOUSANDS)                  OPTIONS     EXERCISE PRICE
            ----------------------------               -------    ----------------
Outstanding at beginning of year.....................  4,212.6         $22.96
Granted..............................................  1,612.2          28.85
Exercised............................................   (842.4)         21.33
Forfeited............................................    (96.4)         26.64
Expired..............................................    (54.2)         39.24
                                                       -------
Outstanding at end of year...........................  4,831.8          24.96
                                                       =======

     The number of options outstanding at the end of 1996 does not agree with the beginning amount for 1997 due to option activity for Rohr during the five-month period ended December 31, 1996, not reflected in the 1996 activity above.

     The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                                                                  WEIGHTED-
                                       OPTIONS        OPTIONS       WEIGHTED-      AVERAGE
                                     OUTSTANDING    EXERCISEABLE     AVERAGE      REMAINING
               GRANT                     (IN            (IN         EXERCISE     CONTRACTUAL
               DATE                  THOUSANDS)      THOUSANDS)       PRICE      LIFE (YEARS)
               -----                 -----------    ------------    ---------    ------------
1998...............................      943.3          217.6        $41.94          9.0
1997...............................      741.2          490.5         40.58          8.2
1996...............................      735.3          611.6         33.66          7.1
1995...............................      753.1          753.1         21.58          6.2
1994...............................      161.5          161.5         18.26          5.1
All other..........................      720.4          720.5         23.95          2.5
                                       -------        -------
          Total....................    4,054.8        2,954.8
                                       =======        =======

Stock options in the "All other" category were outstanding at prices ranging from $15.00 to $45.18.

     During 1998, 1997 and 1996, restricted stock awards for 500; 9,761 and 26,103 shares, respectively, were made under the Stock Option Plan. During 1998, 1997 and 1996, stock awards for 4,977; 5,500 and 25,400 restricted shares, respectively, were forfeited. Restricted stock awards may be subject to conditions established by the Board of Directors. Under the terms of the restricted stock awards, the granted stock vests three years after the award date. The cost of these awards, determined as the market value of the shares at the date of grant, is being amortized over the three-year period. In 1998, 1997 and 1996, $0.1 million, $1.8 million and $1.9 million, respectively, were charged to expense for restricted stock awards.

     The Stock Option Plan also provides that shares of common stock may be awarded as performance shares to certain key executives having a critical impact on the long-term performance of the Company. In 1995, the Compensation Committee of the Board of Directors awarded 566,200 shares and established performance objectives that are based on attainment of an average return on equity over the three-year plan cycle ending in 1997. Since the company exceeded all of the performance objectives established in 1995, an additional 159,445 shares were awarded to those key executives in 1998. In 1997 and 1996, 5,000 and 14,560 performance shares, respectively were granted to certain key executives that commenced employment during those years. During 1998, 1997 and 1996, 10,356; 14,400 and 35,000 performance shares, respectively, were forfeited.

     Prior to 1998, the market value of performance shares awarded under the plan was recorded as unearned restricted stock. In 1998, the Company changed the plan to a phantom performance share plan and issued 207,800 phantom performance shares. Under this plan, compensation expense is recorded based on the extent performance objectives are expected to be met. In 1998, 1997 and 1996, $1.7 million, $14.3 million and $8.3 million, respectively, were charged to expense for performance shares. If the provisions of SFAS 123 had been used to account for awards of performance shares, the weighted-average grant-date fair value of performance shares granted in 1998, 1997 and 1996 would have been $45.47, $41.44 and $38.54 per share, respectively.

NOTE V  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business.

     There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. The Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when realized.

     At December 31, 1998, the Company was a party to various obligations assumed or issued by others, including guarantees of debt and lease obligations, principally relating to businesses previously disposed. The aggregate contingent liability, should the various third parties fail to perform, is approximately $35.1 million. The Company has not previously been required to assume any responsibility for these financial obligations as a result of defaults and is not currently aware of any existing conditions which would cause a financial loss. As a result, the Company believes that risk of loss relative to these contingent obligations is remote.

     The Company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with approximately 43 sites, most of which related to businesses previously discontinued. The Company believes it may have continuing liability with respect to not more than 19 sites.

     The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position. The Company's environmental engineers and consultants review and monitor past and existing operating sites. This process includes investigation of National Priority List sites, where the Company is considered a PRP, review of remediation methods and negotiation with other PRPs and governmental agencies.

     At December 31, 1998, the Company has recorded in Accrued Expenses and in Other Non-current Liabilities a total of $57.4 million to cover future environmental expenditures, principally for remediation of the aforementioned sites and other environmental matters.

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

     In addition, the Company expects to incur capital expenditures and future costs for environmental, health and safety improvement programs. These expenditures relate to anticipated projects to change process systems or to install new equipment to reduce ongoing emissions, improve efficiencies and promote greater worker health and safety. These expenditures are customary operational costs and are not expected to have a material adverse effect on the financial position, liquidity or results of operations of the Company.

     At December 31, 1998, approximately 19 percent of the Company's labor force was covered by collective bargaining agreements. Approximately 4 percent of the labor force is covered by collective bargaining agreements that will expire during 1999.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   1998 QUARTERS                          1997 QUARTERS
                                       -------------------------------------    ---------------------------------
                                       FIRST     SECOND    THIRD     FOURTH     FIRST    SECOND   THIRD    FOURTH
                                       ------   --------   ------   --------    ------   ------   ------   ------
                                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
BUSINESS SEGMENT SALES:
  Aerospace..........................  $685.3   $  670.1   $681.4   $  718.4    $541.5   $618.1   $646.5   $662.2
  Performance Materials..............   252.4      340.9    304.8      297.5     222.7    228.4    223.7    229.9
                                       ------   --------   ------   --------    ------   ------   ------   ------
    Total Sales......................  $937.7   $1,011.0   $986.2   $1,015.9    $764.2   $846.5   $870.2   $892.1
                                       ======   ========   ======   ========    ======   ======   ======   ======
    Gross Profit.....................  $254.2   $  278.0   $276.2   $  289.3    $203.0   $228.5   $218.5   $233.1
                                       ======   ========   ======   ========    ======   ======   ======   ======
BUSINESS SEGMENT OPERATING INCOME:
  Aerospace..........................  $ 87.9   $   90.9   $101.1   $  106.5    $ 55.0   $ 73.3   $ 63.5   $ 68.5
  Performance Materials..............    36.6       40.2     37.4       31.6      31.1     31.1     31.8     34.2
  Corporate..........................   (13.8)     (13.7)   (12.9)     (15.0)    (14.8)   (15.2)   (16.3)   (92.1)
                                       ------   --------   ------   --------    ------   ------   ------   ------
    Total Operating Income...........  $110.7   $  117.4   $125.6   $  123.1    $ 71.3   $ 89.2   $ 79.0   $ 10.6
                                       ======   ========   ======   ========    ======   ======   ======   ======
INCOME (LOSS) FROM:
  Continuing Operations..............  $ 54.2   $   55.9   $ 59.7   $   58.3    $ 29.8   $ 64.5   $ 37.4   $(18.5)
  Discontinued Operations............    (1.6)        --       --         --      64.1      3.4     16.8       --
  Extraordinary Items................      --         --       --         --        --       --     (2.6)   (16.7)
                                       ------   --------   ------   --------    ------   ------   ------   ------
    Net Income (Loss)................  $ 52.6   $   55.9   $ 59.7   $   58.3    $ 93.9   $ 67.9   $ 51.6   $(35.2)
                                       ======   ========   ======   ========    ======   ======   ======   ======
Basic Earnings (Loss) Per Share:
  Continuing operations..............  $  .74   $    .76   $  .80   $    .78    $  .42   $  .91   $  .53   $ (.26)
  Net income (loss)..................  $  .72   $    .76   $  .80   $    .78    $ 1.33   $  .96   $  .73   $ (.49)
Diluted Earnings (Loss) Per Share:
  Continuing operations..............  $  .72   $    .74   $  .80   $    .78    $  .40   $  .87   $  .50   $ (.26)
  Net income (loss)..................  $  .70   $    .74   $  .80   $    .78    $ 1.27   $  .91   $  .69   $ (.49)

     The fourth quarter of 1998 includes a $6.5 million after-tax loss from a restructuring charge and a write-down of an impaired asset in the Aerospace Segment.

     The first quarter of 1997 includes a $59.5 million after-tax gain in discontinued operations from the sale of the SC&A Group. The second quarter includes a pretax gain of $26.4 million from the sale of the Company's engine electrical business and a $13.7 million pretax gain on the issuance of a subsidiary's stock. In the third quarter of 1997, the Company recognized a $35.2 million pretax loss to write off a portion of the MD-90 contract and recognized a $2.6 million after-tax charge from the early extinguishment of certain Rohr debt (reported as an extraordinary item). In the fourth quarter of 1997, the Company recognized pretax charges of $77.0 million for merger costs and $10.9 million from the write-off of accounts receivable from a bankrupt customer. The fourth quarter of 1997 also includes a $16.7 million after-tax charge for the early extinguishment of certain Rohr debt refinanced in connection with the merger, also reported as an extraordinary item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Biographical information concerning the Company's Directors appearing under the caption "Election of Directors" in the Company's proxy statement dated March 4, 1999 is incorporated herein by reference. Biographical information concerning the Company's Executive Officers is as follows:

David L. Burner, Age 59, Chairman, President and Chief Executive Officer

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

Marshall O. Larsen, Age 50, Executive Vice President and President and Chief Operating Officer, BFGoodrich Aerospace

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

David B. Price, Jr., Age 53, Executive Vice President and President and Chief Operating Officer, BFGoodrich Performance Materials

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

Laurence A. Chapman, Age 49, Senior Vice President -- Finance

Mr. Chapman was elected to his current position in February 1999. He had been Senior Vice President and Chief Financial Officer of BFGoodrich
Aerospace -- Aerostructures Group, formerly Rohr, Inc. from December 1997 until February 1999. Previously, Mr. Chapman was Senior Vice President and Chief Financial Officer of Rohr, Inc. since 1994. From 1987 to 1994, Mr. Chapman held various executive positions at Westinghouse Electric Company, most recently Vice President and Treasurer and Chief Financial Officer of Westinghouse Financial Services. Mr. Chapman received a BA in accounting from McGill University and an MBA from Harvard Graduate School of Business.

Terrence G. Linnert, Age 52, Senior Vice President and General Counsel

Mr. Linnert joined BFGoodrich in November 1997. Prior to joining BFGoodrich, Mr. Linnert was senior vice president of corporate administration, chief financial officer and general counsel at Centerior Energy Corporation.

At BFGoodrich, Mr. Linnert has responsibilities for the Company's legal, internal auditing, environmental and federal government relations organizations. Mr. Linnert joined The Cleveland Electric Illuminating Company in 1968, holding various engineering, procurement and legal positions until 1986, when CEI and The Toledo Edison Company became affiliated as wholly owned subsidiaries of Centerior Energy Corporation. Subsequently, Mr. Linnert had a variety of legal responsibilities until he was named director of legal services in 1990. In 1992, he was appointed a vice president, with responsibilities for legal, governmental and regulatory affairs. Prior to joining the Company, his responsibilities at Centerior included managing the legal, finance, human resources, regulatory and governmental affairs, internal auditing and corporate secretary functions. Mr. Linnert received a bachelor of science degree in electrical engineering from the University of Notre Dame in 1968 and a juris doctor degree from the Cleveland-Marshall School of Law at Cleveland State University in 1975.

Les C. Vinney, Age 50, Senior Vice President and Chief Financial Officer

Mr. Vinney joined the Company in 1991 as Vice President of Finance and Chief Financial Officer, Specialty Polymers and Chemicals Division. In 1993, he was named Senior Vice President, Finance and Administration, BFGoodrich Specialty Chemicals. In 1994, he was named Group Vice President, Sealants, Coatings and Adhesives Group, and President, Tremco Incorporated, and elected a Vice President of the Company. In January 1997, Mr. Vinney was elected Vice President and Treasurer of the Company. In April 1998, Mr. Vinney was elected Senior Vice President and was named Chief Financial Officer in July 1998. Prior to joining the Company, he was with Engelhard Corporation in a number of senior operating and financial management positions, including Group Vice President of the Engineered Materials Division. He also held various management positions with Exxon Corporation. Mr. Vinney has a B.A. in economics and political science and an M.B.A. from Cornell University.

Robert D. Koney, Jr., Age 42, Vice President and Controller

Mr. Koney joined the Company in 1986 as a financial accounting manager. He became Assistant Controller for BFGoodrich Aerospace in 1992 before being appointed Vice President and Controller for the Commercial Wheels and Brakes business in 1994. He was elected Vice President and Controller in April 1998. Prior to joining BFGoodrich, he held management positions with Picker International and Arthur Andersen & Company. Mr. Koney received a B.A. in accounting from the University of Notre Dame and an M.B.A. in business administration from Case Western Reserve University.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation appearing under the captions "Compensation Committee Report" and "Compensation of Directors" in the Company's proxy statement dated March 4, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership data appearing under the captions "Holdings of Company Equity Securities by Directors and Executive Officers" and "Beneficial Ownership of Securities" in the Company's proxy statement dated March 4, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         (1) Consolidated Financial Statements of The BFGoodrich Company and its subsidiaries

                                                                                  PAGE
                                                                                  -----
                   Management's Responsibility for Financial Statements........      25
                   Report of Independent Auditors..............................      26
                   Consolidated Statement of Income for the years ended
                     December 31, 1998, 1997, and 1996.........................      27
                   Consolidated Balance Sheet at December 31, 1998 and 1997....      28
                   Consolidated Statement of Cash Flows for the years ended
                     December 31, 1998, 1997, and 1996.........................      29
                   Consolidated Statement of Shareholders' Equity for the years
                     ended December 31, 1998, 1997, and 1996...................      30
                   Notes to Consolidated Financial Statements..................   31-55
                   Quarterly Financial Data (Unaudited)........................      56

        (2) Consolidated Financial Statement Schedules:

            Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

        (3) Listing of Exhibits: A listing of exhibits is on pages II-1 to II-3 of this Form 10-K.

     (b) Reports on Form 8-K filed in the fourth quarter of 1998:

         Filed November 24, 1998, relating to the merger with Coltec Industries, Inc.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 15, 1999.

                                          THE BFGOODRICH COMPANY
                                          (Registrant)

                                          By /s/ DAVID L. BURNER

                                            ------------------------------------
                                            (David L. Burner, Chairman and
                                            Chief Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 15, 1999 BY THE FOLLOWING PERSONS (INCLUDING A MAJORITY OF THE BOARD OF DIRECTORS) ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ DAVID L. BURNER                             /s/ JODIE K. GLORE
--------------------------------------------    --------------------------------------------
(David L. Burner)                               (Jodie K. Glore)
Chairman and Chief Executive Officer            Director
and Director (Principal Executive Officer)

/s/ LES C. VINNEY                               /s/ DOUGLAS E. OLESEN
--------------------------------------------    --------------------------------------------
(Les C. Vinney)                                 (Douglas E. Olesen)
Senior Vice President and Chief Financial       Director
Officer
(Principal Financial Officer)

/s/ ROBERT D. KONEY, JR.                        /s/ RICHARD DE J. OSBORNE
--------------------------------------------    --------------------------------------------
(Robert D. Koney, Jr.)                          (Richard de J. Osborne)
Vice President and Controller                   Director
(Principal Accounting Officer)

/s/ JEANETTE GRASSELLI BROWN                    /s/ ALFRED M. RANKIN, JR.
--------------------------------------------    --------------------------------------------
(Jeanette Grasselli Brown)                      (Alfred M. Rankin, Jr.)
Director                                        Director

/s/ DIANE C. CREEL                              /s/ ROBERT H. RAU
--------------------------------------------    --------------------------------------------
(Diane C. Creel)                                (Robert H. Rau)
Director                                        Director

/s/ GEORGE A. DAVIDSON, JR.                     /s/ JAMES R. WILSON
--------------------------------------------    --------------------------------------------
(George A. Davidson, Jr.)                       (James R. Wilson)
Director                                        Director

/s/ JAMES J. GLASSER                            /s/ A. THOMAS YOUNG
--------------------------------------------    --------------------------------------------
(James J. Glasser)                              (A. Thomas Young)
Director                                        Director

ITEM 14(a)(3)  INDEX TO EXHIBITS

 TABLE II
EXHIBIT NO.
-----------
     3(A)      The Company's Restated Certificate of Incorporation, with
               amendments filed August 4, 1997 and May 6, 1998.
     3(B)      The Company's By-Laws, as amended, through April 20, 1998, which was filed with the same designation as an exhibit to the
               Company's 10-Q Report for the Quarter ended March 31, 1998, and is incorporated herein by reference.
     4         Information relating to the Company's long-term debt is set
               forth in Note J   -- "Financing Arrangements" on pages 40
               and 41 of this Form 10-K. Instruments defining the rights of holders of such long-term debt are not filed herewith since no single debt item exceeds 10% of consolidated assets.
               Copies of such instruments will be furnished to the
               Commission upon request.
    10(A)      Stock Option Plan.
    10(B)      Form of Disability Income Agreement. This exhibit was filed as Exhibit 10(B)(4) to the Company's Form 10-K Annual Report
               for the year ended December 31, 1998, and is incorporated
               herein by reference.
    10(C)      Form of Supplemental Executive Retirement Plan Agreement.
    10(D)      Management Incentive Program.
    10(E)      Form of Management Continuity Agreement entered into by The
               B.F.Goodrich Company and certain of its employees.
    10(F)      Senior Executive Management Incentive Plan. This exhibit was filed as Appendix B to the Company's 1995 Proxy Statement
               dated March 2, 1995 and is incorporated herein by reference.
    10(G)      Rights Agreement, dated as of June 2, 1997, between The
               B.F.Goodrich Company and The Bank of New York which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Preferred Stock, Series F, par
               value $1 per share, as Exhibit A, the form of Right
               Certificate as Exhibit B and the Summary of Rights to
               Purchase Preferred Shares as Exhibit C which was filed as
               Exhibit 1 to Form 8-A filed June 19, 1997 is incorporated
               herein by reference.
    10(H)      Employee Protection Plan. This exhibit was filed as Exhibit
               10(I) to the Company's Form 10-Q for the quarter ended June
               30, 1997, and is incorporated herein by reference.
    10(I)      Benefit Restoration Plan. This exhibit was filed as Exhibit
               10(J) to the Company's Form 10-K Annual Report for the year ended December 31, 1992, and is incorporated herein by
               reference.
    10(J)      The B.F.Goodrich Company Savings Benefit Restoration Plan
               was filed as Exhibit 4(b) to the Company's Registration
               Statement No. 333-19697 on Form S-8 and is incorporated
               herein by reference.
    10(K)      Long-Term Incentive Plan Summary Plan Description and form of award.
    10(L)      Amended and Restated Assumption of Liabilities and
               Indemnification Agreement between the Company and The Geon
               Company, which was filed as exhibit 10.3 to Registration
               Statement No. 33-70998 on Form S-1 of The Geon Company, is
               incorporated herein by reference.
    10(M)      Outside Directors' Phantom Share Plan. This exhibit was
               filed with the same designation as an exhibit to the
               Company's Form 10-K Annual Report for the year ended
               December 31, 1997, and is incorporated herein by reference.
    10(N)      Directors Deferred Compensation Plan. This exhibit was filed with the same designation as an exhibit to the Company's
               Form 10-K Annual Report for the year ended December 31,
               1997, and is incorporated herein by reference.
    10(O)      Rohr, Inc. Supplemental Retirement Plan (Restated 1997)
               which was filed as an exhibit to Rohr, Inc.'s Form 10-Q for the quarterly period ended May 4, 1997, is incorporated
               herein by reference.

 TABLE II
EXHIBIT NO.
-----------
    10(P)      Rohr, Inc. 1991 Stock Compensation for Non-Employee
               Directors which was filed as an exhibit to Rohr, Inc.'s Form
               10-K for fiscal year ended July 31, 1992, is incorporated
               herein by reference.
    10(Q)      Rohr Industries, Inc., Management Incentive Plan (Restated
               1982), as amended through the Fifteenth Amendment, as set
               forth in Rohr, Inc.'s Form 10-K for fiscal year ended July
               31, 1994, is incorporated herein by reference.
    10(R)      Sixteenth Amendment to Rohr, Inc. Management Incentive Plan
               (Restated 1982), dated June 7, 1996, which was filed as an exhibit to Rohr, Inc.'s Form 10-K for the fiscal year ended
               July 31, 1996, is incorporated herein by reference.
    10(S)      Seventeenth Amendment to Rohr Industries, Inc. Management
               Incentive Plan (Restated 1982), dated September 13, 1996,
               which was filed as an exhibit to Rohr, Inc.'s Form 10-K for the fiscal year ended July 31, 1996, is incorporated herein by reference.
    10(T)      Employment Agreement with Robert H. Rau, which was filed as an exhibit to Rohr, Inc.'s Form 10-Q for the period ended
               May 2, 1993, is incorporated herein by reference.
    10(U)      First Amendment to Employment Agreement with Robert H. Rau, which was filed as an exhibit to Rohr, Inc.'s Form 10-K for fiscal year ended July 31, 1996, is incorporated herein by reference.
    10(V)      Rohr, Inc. 1989 Stock Option Plan filed as exhibit 10.18 to the Rohr Industries, Inc. Form 10-K for the fiscal year
               ended July 31, 1990, is incorporated herein by reference.
    10(W)      Rohr, Inc. 1995 Stock Incentive Plan filed as exhibit 4.1 to
               Rohr, Inc. Registration Statement No. 33-65447 filed on
               December 28, 1995, is incorporated herein by reference.
    10(X)      Employment Agreement with Robert H. Rau. This exhibit was
               filed with the same designation as an exhibit to the
               Company's Form 10-K Annual Report for the year ended
               December 31, 1997, and is incorporated herein by reference.
    10(Y)      Consulting Agreement with Robert H. Rau.
    21         Subsidiaries
    23(a)      Consent of Independent Auditors -- Ernst & Young LLP
    23(b)      Consent of Independent Auditors -- Deloitte & Touche LLP
    27         Financial Data Schedule
    99         Independent Auditors Report -- Deloitte & Touche LLP

     The Company will supply copies of the foregoing exhibits to any shareholder upon receipt of a written request addressed to the Secretary of The B.F.Goodrich Company, 4020 Kinross Lakes Parkway, Richfield, Ohio 44286-9368, and the payment of $.50 per page to help defray the costs of handling, copying and postage.