Form 10-Q
period 1999-03-31
GOODRICH B F CO
filed 1999-05-11
CIK 42542

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended             March 31, 1999
                       ----------------------------

Commission file number            1-892
                           -----------------


                         THE B.F.GOODRICH COMPANY
                  --------------------------------------


          NEW YORK                                  34-0252680
--------------------------------               --------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


4020 KINROSS LAKES PARKWAY, RICHFIELD, OHIO                44286-9368
---------------------------------------------          -------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   330-659-7600
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


As of March 31, 1999, there were 74,445,557 shares of common stock outstanding. There is only one class of common stock.

ART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                             THE B.F.GOODRICH COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                  (Dollars in millions, except per share amounts)



                                                       Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                      1999              1998
                                                -------------     --------------


Sales                                           $   1,035.6       $    937.7
Operating Costs and Expenses:
  Cost of sales                                       740.0            683.5
  Selling and administrative expenses                 164.5            143.5
  Consolidation costs                                  26.2               -
                                                -------------     --------------
                                                      930.7            827.0
                                                -------------     --------------
Operating income                                      104.9            110.7
Interest expense                                      (21.2)           (15.8)
Interest income                                         0.5              2.9
Other expense - net                                    (1.9)            (5.5)
                                                -------------     --------------
Income from continuing operations before
  income taxes and Trust distributions                 82.3             92.3
Income tax expense                                    (30.4)           (35.5)
Distributions on Trust preferred securities            (2.6)            (2.6)
                                                -------------     --------------
Income from continuing operations                      49.3             54.2
Income (loss) from discontinued operations               -              (1.6)
                                                -------------     --------------
Net Income                                      $      49.3       $     52.6
                                                =============     ==============


Earnings (loss) per share:
  Basic
    Continuing operations                       $      0.66       $     0.74
    Discontinued operations                              -             (0.02)
                                                -------------     --------------
    Net income                                  $      0.66       $     0.72
                                                =============     ==============


  Diluted
    Continuing operations                       $      0.66       $     0.72
    Discontinued operations                              -             (0.02)
                                                -------------     --------------
    Net income                                  $      0.66       $     0.70
                                                =============     ==============



Dividends declared per common share             $     0.275       $    0.275


See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
                  CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               (Dollars in millions)


                                                      March 31,     December 31,
                                                        1999            1998
                                                   -------------   -------------
ASSETS
Current Assets
     Cash and cash equivalents                      $   33.4       $    31.7
     Accounts and notes receivable,
        less allowances for doubtful
        receivables (March 31, 1999:
        $23.7; December 31, 1998: $22.6)               667.7           629.0
     Inventories                                       782.3           772.5
     Deferred income taxes                             151.4           142.1
     Prepaid expenses and other assets                  40.9            39.2
                                                    ----------     -----------
           Total Current Assets                      1,675.7         1,614.5
                                                    ----------     -----------

Property, plant and equipment - net                  1,251.9         1,255.9
Deferred Income Taxes                                   21.1            39.7
Prepaid Pension                                        143.4           148.0
Goodwill                                               790.1           771.0
Identifiable Intangible Asset                          123.9           112.4
Other Assets                                           257.1           251.1
                                                    ----------     -----------
                                                    $4,263.2        $4,192.6
                                                    ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Short-term bank debt                           $  188.7        $  144.1
     Accounts payable                                  353.1           364.4
     Accrued expenses                                  431.0           420.1
     Income taxes payable                               71.7            59.4
     Current maturities of long-term debt
        and capital lease obligations                    2.1             2.8
                                                    ----------     -----------
           Total Current Liabilities                 1,046.6           990.8
                                                    ----------     -----------

Long-term Debt and Capital Lease Obligations           991.9           995.2
Pension Obligations                                     43.4            43.6
Postretirement Benefits Other Than Pensions            335.8           338.1
Other Non-current Liabilities                          101.7           101.7
Mandatorily Redeemable Preferred
   Securities of Trust                                 123.7           123.6

Shareholders' Equity
     Common stock - $5 par value
        Authorized 200,000,000 shares;
        issued 76,312,961 shares at March 31,
        1999, and 76,213,081 shares at
         December 31, 1998                             381.6           381.1
     Additional capital                                545.6           543.7
     Income retained in the business                   765.6           736.8
     Accumulated other comprehensive income             (6.4)            3.6
     Common stock held in treasury, at cost
       (1,867,404 shares at March 31, 1999,
        and 1,846,894 shares
        at December 31, 1998)                          (66.3)          (65.6)
                                                    -----------    -----------
           Total Shareholders' Equity                1,620.1         1,599.6
                                                    -----------    -----------
                                                    $4,263.2        $4,192.6
                                                    ===========    ===========


See notes to condensed consolidated financial statements.

                               THE B.F.GOODRICH COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (Dollars in millions)

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------------
                                                      1999             1998
                                                  -------------    ------------
OPERATING ACTIVITIES
     Net                                            $   49.3        $   52.6
     Income
     Adjustments  to  reconcile  net income
     to net cash  provided  by  operating
       activities:
         Depreciation and amortization                  45.3            35.9
         Deferred income taxes                           4.2             5.1
         Gain on sale of investment                     (3.2)             -
         Change in assets and  liabilities,
         net of effects of acquisitions  and
         dispositions of businesses:
           Receivables                                 (43.7)          (26.5)
           Inventories                                 (14.1)          (19.1)
           Other current assets                         (1.8)            3.6
           Accounts payable                            (11.8)            5.9
           Accrued expenses                              4.4           (25.1)
           Income taxes payable                         13.9             2.2
           Other non-current assets
             and liabilities                             3.2            (1.2)
                                                    -----------     -----------
     Net cash provided by operating activities          45.7            33.4

INVESTING ACTIVITIES
     Purchases of property                             (43.0)          (33.6)
     Proceeds from sale of property                      0.3             3.1
     Proceeds from sale of investment                    3.5              -
     Payments made in connection with acquisitions,
       net of cash acquired                            (26.1)         (366.1)
                                                    -----------     -----------
     Net cash used by investing activities             (65.3)         (396.6)

FINANCING ACTIVITIES
     Net increase in short-term debt                    47.1           315.3
     Proceeds from issuance of long-term debt             -            130.0
     Repayment of long-term debt and
       capital lease obligations                        (4.0)           (2.2)
     Termination of receivable sales program              -            (40.0)
     Proceeds from issuance of capital stock             1.7             4.5
     Purchases of treasury stock                          -            (12.4)
     Dividends                                         (20.5)          (14.9)
     Distributions on Trust preferred securities        (2.6)           (2.6)
                                                    -----------     -----------
     Net cash provided by financing activities          21.7           377.7

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS                               (0.4)           (1.0)
                                                    -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                    1.7            13.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        31.7            47.0
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  33.4         $  60.5
                                                    ===========     ===========

Supplemental Cash Flow Information:
     Income taxes paid                               $  13.2         $   6.7
                                                    ===========     ===========
     Interest paid, net of amounts capitalized       $  17.5         $  13.3
                                                    ===========     ===========


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be achieved for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company adopted the provisions of SOP 98-5 - Reporting on the Costs of Start-up Activities during the first quarter of 1999. Adoption of the SOP did not have an impact on the Company's earnings or financial position.


Note B: PENDING MERGER- On November 22, 1998, the Company and Coltec Industries Inc ("Coltec"), a Pennsylvania company, entered into an Agreement and Plan of Merger ("Merger Agreement"). Under the terms of the Merger Agreement, upon consummation of the Merger, each share of Coltec common stock issued and outstanding immediately prior to the effective time of the Merger shall be converted into the right to receive 0.56 of a share of BFGoodrich common stock. The Merger will be accounted for as a pooling of interests, and as such, future consolidated financial statements will include Coltec's financial data as if Coltec had always been a part of BFGoodrich.

The Company has received all regulatory approvals necessary to complete the merger and the shareholders of each company have overwhelmingly approved the merger. Allied Signal Inc. and Crane Co. have filed lawsuits in the U.S. District Court in South Bend, Indiana seeking to block the merger and were granted a temporary restraining order and preliminary injunction to prevent the merger from occurring prior to the court's review of the lawsuits. The preliminary injunction is scheduled to expire on July 16, 1999. The Company and Coltec filed an appeal with the U.S. Court of Appeals for the Seventh Circuit challenging the preliminary injunction order. The court will hear the appeal during the week of June 7, 1999.

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

              Unaudited Selected Pro Forma Combined Financial Data
              ----------------------------------------------------


                                            Three Months Ended March 31,
                                 (Dollars in millions, except per share amounts)
                                 -----------------------------------------------

                                                       1999              1998
                                                      ------            ------
Pro Forma Combined Statement of Income
  Data:
     Sales                                         $1,411.8            $1,312.1
     Income from continuing operations                 76.7                79.4
Income from continuing operations
        per diluted common share                       0.69                0.71
Weighted average number of common shares
        and assumed conversions (on a
        fully diluted basis) (millions)               113.3               112.6


                                                                March 31,
                                                                  1999
                                                                ---------
Pro Forma Combined Balance Sheet Data:
    Total assets                                                $5,416.8
    Total shareholders' equity                                   1,343.4
    Book value per common share                                    12.25



Note C: CONSOLIDATION COSTS - Consolidation costs of $26.2 million were recorded during the first quarter of 1999. These costs relate to employee termination payments resulting from realignment of the Performance Materials Segment headquarters (approximately 140 positions) and the Company's Advanced Technology Group (approximately 15 positions) as well as from reductions at certain Performance Materials operating locations (approximately 40 positions). Most of the severance payments are expected to occur during the second quarter. The Company expects to realize annualized savings of approximately $15.0 million from these actions, of which approximately $7.0 million is expected to be realized during the second half of this year.


Note D: ACQUISITIONS - In March 1999 the Company's Performance Materials segment acquired a textile coatings business. The preliminary purchase price of $19.6 million includes approximately $11 million of goodwill. The purchase price allocations have been based on preliminary estimates. Goodwill is being amortized using the straight-line method over 20 years.

Also, in March 1999, the Company's Aerospace segment acquired a developer of micro-electromechanical systems, which integrate electrical and mechanical components to form "smart" sensing and control devices.

The  preliminary  purchase  price of $12.0  million  includes  approximately  $9 million of goodwill. The purchase agreement provides for additional consideration to be paid over the next six years based on a percentage of net sales (5 percent). The additional consideration for the first five years, however, is guaranteed not to be less than $3.5 million. As the $3.5 million of additional consideration is not contingent on future events, it has been included in the $12.0 million purchase price noted above. All additional contingent amounts payable under the purchase agreement will be recorded as additional purchase price when earned and amortized over the remaining life of the goodwill. Goodwill is being amortized using the straight-line method over 15 years.

In March 1998, the Company acquired Freedom Chemical Company ("Freedom Chemical"), a global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products, for approximately $378 million in cash.


Note E: DISCONTINUED OPERATIONS - During the 1998 first quarter, the Company recognized a $1.6 million after-tax charge related to a business previously divested and reported as a discontinued operation.


Note F: INVENTORIES - Inventories included in the accompanying condensed consolidated balance sheet consist of:


                                                     (Dollars in millions)
                                             ---------------------------------
                                             March 31,            December 31,
                                                1999                   1998
                                             ---------            ------------

    FIFO or average cost
     (which approximates
      current costs):
      Finished products                       $238.0                 $236.0
      In process                               407.0                  416.9
      Raw materials and supplies               202.6                  189.8
                                              -------                -------
                                               847.6                  842.7
    Less:
      Reserve to reduce certain
        inventories to LIFO                    (52.8)                 (54.1)
     Progress payments and advances            (12.5)                 (16.1)
                                              -------                -------

    Total                                     $782.3                 $772.5
                                              =======                =======


In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $84.8 million related to design and development costs on the 717-200 program through March 31, 1999. In addition, the Company has excess-over-average inventory of $40.5 million related to costs associated with the production of the flight test inventory and the first production units. The Company anticipates spending approximately $2 million more for design and development through August 1999, the aircraft's scheduled Federal Aviation Administration ("FAA") certification date. If the contract is cancelled prior to FAA certification, the Company expects substantial recovery of these costs. If the aircraft is certified and actively marketed, the recovery of these costs will depend upon the number of aircraft delivered.

In 1993, the Company revised its contract with Pratt & Whitney on the PW4000 for the A300/310 and MD-11 programs. The revised contract provides that if Pratt & Whitney accepts delivery of less than 500 units between 1993 through 2003, an "equitable adjustment" will be made. Recent market projections on the PW4000 contract indicate that less than 500 units will be delivered. As a result, the Company and Pratt & Whitney reached an agreement for an equitable adjustment in April 1999 that will be recorded in the second quarter.


NOTE G: BUSINESS SEGMENT INFORMATION - The Company's operations are classified into two reportable business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Performance Materials ("Performance Materials"). The Company's two reportable business segments are managed separately based on fundamental differences in their operations.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs and Advanced Technology Group research expenses.
Consolidation costs are discussed in Note C of these unaudited condensed consolidated financial statements.

The Company evaluates performance primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.


                                                        (Dollars in millions)
                                                    Three months ended March 31,
                                                      1999              1998
                                                    -------           -------
Sales
  Aerospace                                        $  735.6          $  685.3
  Performance Materials                               300.0             252.4
                                                    --------          --------
    Total Sales                                    $1,035.6          $  937.7
                                                    ========          ========

Operating Income
  Aerospace                                        $  112.2          $   87.9
  Performance Materials                                33.2              36.6
                                                    --------          --------
                                                   $  145.4          $  124.5
  Corporate General and Administrative Expenses       (14.3)            (13.8)
  Consolidation Costs                                 (26.2)               -
                                                    --------          --------
    Total Operating Income                         $  104.9          $  110.7
                                                    ========          ========

Assets
  Aerospace                                        $2,435.7          $2,446.1
  Performance Materials                             1,423.2           1,246.3
  Corporate                                           404.3             253.7
                                                    --------          --------
    Total Assets                                   $4,263.2          $3,946.1
                                                    ========          ========

NOTE H: EARNINGS PER SHARE - The computation of basic and diluted earnings per share for income from continuing operations is as follows for the three months ended March 31:


(In millions, except per share amounts)                1999             1998
                                                   ------------     ------------

Numerator:
   Income from continuing operations
    for basic and diluted earnings per share
      - income available to common stockholders        $49.3            $54.2
                                                        ====             ====

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                   74.4             72.8
                                                        ----             ----
   Effect of dilutive securities:
      Stock options and warrants                          .4               .9
      Convertible Notes                                    -              1.3
                                                        ----             ----
   Dilutive potential common shares                       .4              2.2
                                                        ----             ----
      Denominator for diluted earnings
      per share - adjusted weighted-average
      shares and assumed conversions                    74.8             75.0
                                                        ====             ====
Per share income from continuing operations:
      Basic                                            $ .66             $.74
                                                        ====             ====
      Diluted                                          $ .66             $.72
                                                        ====             ====


NOTE I:  COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31 (dollars in millions):


                                                     1999              1998
                                                    ------            ------

Net Income                                          $49.3             $52.6
                                                     ----              ----
Other Comprehensive Income:
        Unrealized
translation                                         (10.0)             (2.5)
                                                     ----              ----
adjustments during period
Other Comprehensive Income                          (10.0)             (2.5)
                                                     ----              ----
Total Comprehensive Income                          $39.3             $50.1
                                                     ====              ====

Accumulated other comprehensive income consists of the following (dollars in millions):


                                                   March 31,       December 31,
                                                      1999             1998
                                                  ----------       ------------

Cumulative unrealized translation adjustments        $(5.8)            $4.2
Minimum pension liability adjustment                   (.6)             (.6)
                                                     -----             ----
                                                     $(6.4)            $3.6
                                                     =====             ====


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

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with approximately 45 sites. The Company believes it may have continuing liability with respect to not more than 19 of these federal sites.

The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position. The Company's environmental engineers and consultants review and monitor past and existing operating sites. This process includes investigation of national Priority List sites, where the Company is considered a PRP, review of remediation methods and negotiations with other PRPs and governmental agencies.

At March 31, 1999, the Company has recorded in Accrued expenses and in Other Non-current Liabilities a total of $56.7 million to cover future environmental expenditures, principally for remediation of the aforementioned sites and other environmental matters.

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

Note K: SUBSEQUENT EVENTS - On May 5, 1999, the Company issued $200 million in Notes due 2009 with a coupon interest rate of 6.60 percent. Net proceeds will be used to repay short-term indebtedness and for general corporate purposes. The Company also entered into an interest rate swap agreement that effectively converts the interest rate on the Notes to LIBOR plus 58 basis points.



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     POSITION AND RESULTS OF OPERATIONS
             -------------------------------------------------


COMPARISON OF THE FIRST QUARTER OF 1999 TO THE FIRST QUARTER OF 1998

Sales during the quarter ended March 31, 1999, increased by $97.9 million, or 10 percent, over sales during the same period last year. Sales increased by 7.3 percent for Aerospace and 18.9 percent for Performance Materials as compared to the 1998 first quarter. The reasons for these increases are discussed by segment below.

Cost of sales as a percent of sales decreased from 72.9 percent in 1998 to 71.5 percent in 1999. The decrease is a result of the Company's efforts to improve productivity and to lower manufacturing and material costs, slightly offset by higher costs related to acquisitions.

Selling and administrative costs as a percent of sales increased from 15.3 percent in 1998 to 15.9 percent in 1999. This is due primarily to lower sales volume in the core businesses of the Performance Materials Segment in combination with a slight increase in spending. Acquisitions did not contribute to the increase in selling and administrative costs as a percent of sales between periods.

Consolidation costs of $26.2 million were recorded during the first quarter of 1999. These costs relate to employee termination payments resulting from realignment of the Performance Materials Segment headquarters (approximately 140 positions) and the Company's Advanced Technology Group (approximately 15 positions) as well as from reductions at certain Performance Materials operating locations (approximately 40 positions). Most of the severance payments are expected to occur during the second quarter. The Company expects to realize annualized savings of approximately $15.0 million from these actions, of which approximately $7.0 million is expected to be realized during the second half of this year.

Excluding consolidation costs, operating income increased $20.4 million, or 18.4 percent, from $110.7 million in 1998 to $131.1 million in 1999. Operating income increased by $24.3 million in the Aerospace Segment and decreased slightly in the Performance Materials Segment ($3.4 million). Operating income by segment is discussed in greater detail below.

Interest expense-net increased $7.8 million, or 60.5 percent, from $12.9 million in 1998 to $20.7 million in 1999. Most of this increase is due to increased indebtedness that resulted from the purchase of Freedom Chemical late in March 1998.

Other expense-net decreased $3.6 million from $5.5 million in the first quarter of 1998 to $1.9 million in the first quarter of 1999. The decrease is attributable to the gain on the sale of the Company's remaining interest in DTM during the first quarter of 1999.

The Company's effective tax rate decreased from 38.5 percent to 37.0 percent, quarter to quarter. The reduced effective tax rate between quarters is primarily due to expected additional benefits from the Company's state and local tax planning during 1999.

The Company recognized a $1.6 million after-tax charge during the first quarter of 1998 related to a business previously divested and reported as a discontinued operation.

The Company and Pratt & Whitney reached agreement on an equitable adjustment regarding the PW4000 contract during April, 1999. The agreement will result in $60.0 million of additional sales for the Company's Aerostructures Group during the second quarter.


Business Segment Performance
----------------------------

                             Segment Analysis
                             ----------------


 Three Months Ended March 31 (dollars in millions)       1999             1998
 -------------------------------------------------------------------------------

 Sales:

    Aerospace                                          $  735.6         $685.3

    Performance Materials                                 300.0          252.4
 -------------------------------------------------------------------------------

       Total                                           $1,035.6         $937.7
 ===============================================================================

 Operating Income:

    Aerospace                                           $ 112.2         $ 87.9

    Performance Materials                                  33.2*          36.6
 -------------------------------------------------------------------------------

    Total Reportable Segments                             145.4          124.5

    Consolidation Costs                                   (26.2)             -

    Corporate                                             (14.3)**       (13.8)
 -------------------------------------------------------------------------------

       Total                                            $ 104.9         $110.7
================================================================================

* Amount excludes $20.6 million of consolidation costs reported during the quarter.
**    Excludes $5.6 million of consolidation costs reported during the quarter.



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

Performance Materials consists of three business groups: Textile and Industrial Coatings; Polymer Additives and Specialty Plastics; and Consumer Specialties. These groups provide materials for a wide range of end use market applications including textiles, coatings, food & beverage, personal care, pharmaceuticals, graphic arts, industrial piping, plumbing and transportation.

The Performance Materials Segment was previously reported as the Specialty Chemicals Segment consisting of two groups: Specialty Additives and Specialty Plastics. Last year, the Company reorganized this segment into the three groups noted above and renamed the segment. Previously reported amounts for the segment have been reclassified into the three groups noted above.

Also, because Performance Materials' acquisition of Freedom Chemical was completed in late March 1998, its results were not included in the Segment's results until the second quarter of 1998. Thus, the Performance Materials Group discussion and analysis of fluctuations in sales and operating income excludes the impact of the Freedom Chemical acquisition ( see "Comparable % Change" column).

Corporate includes general corporate administrative costs and Advanced Technology Group research expenses. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.

An expanded analysis of sales and operating income by business segment follows.

Aerospace
---------

(Dollars in millions)                                                % of Sales
                                                                     ----------
                                      1999     1998    % Change     1999    1998
                                      ----     ----    --------     ----    ----

  Sales
   Aerostructures                   $310.2    $302.6      2.5
   Landing Systems                   162.8     142.9     13.9
   Sensors and Integrated Systems    152.5     140.2      8.8
   MRO                               110.1      99.6     10.5
                                    ------    ------
         Total Sales                $735.6    $685.3      7.3
                                    ======    ======

  Operating Income
   Aerostructures                   $ 50.7    $ 39.5     28.4       16.3    13.1
   Landing Systems                    24.1      15.9     51.6       14.8    11.1
   Sensors and Integrated Systems     29.3      28.0      4.6       19.2    20.0
   MRO                                 8.1       4.5     80.0        7.4     4.5
                                    ------    ------
         Total Operating Income     $112.2    $ 87.9     27.6       15.3    12.8
                                    ======    ======


Segment Performance
-------------------

Sales of BFGoodrich Aerospace increased $50.3 million, or 7.3 percent, in the first quarter of 1999, from $685.3 million in the first quarter of 1998 to $735.6 million in the first quarter of 1999. Approximately $42 million of the increase related to increased volumes in each of the Segment's groups reflecting higher demand in most markets, and approximately $8 million was from an acquisition.

Aerospace operating income increased $24.3 million, or 27.6 percent, from $87.9 million during the first quarter of 1998 to $112.2 million for the 1999 first quarter. This growth principally reflects the impact of higher sales volumes and the mix between OEM sales and aftermarket sales, which are generally more profitable than OEM sales.

In recent months, Boeing, a significant customer, has made public announcements concerning expected reductions in its production of new commercial aircraft, particularly for the 747 program, commencing in the latter part of 1999. While, generally speaking, a downturn in OEM production has a negative impact on operating income, the Company believes that it will experience continued growth in demand for higher-margin aftermarket aerospace products and achieve improved operating margins from its MRO businesses, largely or completely offsetting any adverse earnings effects from Boeing's expected production slowdown.

Aerostructures Group Sales for the first quarter of 1999 increased $7.6 million, or 2.5 percent, from $302.6 million in the first quarter of 1998 to $310.2 million in the first quarter of 1999. Commercial aftermarket sales increased $32.2 million over the first quarter of the prior year, while sales to commercial original-equipment manufacturers ("OEMs") experienced a slowdown (decreased by $24.7 million). The MD-90, PW4000 (MD-11 & A300/A310 aircraft) and GE-90 (B777 aircraft) programs experienced a slowdown in production sales. Partially offsetting the decreases were higher volumes from the CFM56-5 (A319, A320 & A321 aircraft), CF6-80C2 (B747 & 767 aircraft) and B737-700 commercial programs.

Operating income for the Aerostructures Group in the first quarter of 1999 was $50.7 million compared with $39.5 million for the first quarter of 1998, an $11.2 million, or 28.4 percent increase. The increase, as well as the increase in operating income margins between quarters, is primarily due to increased aftermarket sales.

Landing Systems Group Sales increased $19.9 million, or 13.9 percent, from $142.9 million in the 1998 first quarter to $162.8 million in the first quarter of 1999. The increase is attributable to higher volume ($11.8 million) and an acquisition that was made during the fourth quarter of 1998 ($8.1 million). The volume growth principally came from higher aftermarket demand for landing gear components and commercial wheels and brakes products on the B737, B747 and B777 programs.

Landing Systems Group operating income increased $8.2 million, or 51.6 percent, from $15.9 million in the 1998 first quarter to $24.1 million in the first quarter of 1999. This improvement largely reflects increased demand for landing gear and aftermarket demand for wheels and brakes products ($4.5 million) and the benefit of an acquisition ($0.9 million). A favorable sales mix related to wheels and brakes products also contributed to the Group's higher operating income.

Sensors and Integrated Systems Group Sales increased $12.3 million, or 8.8 percent, from $140.2 million in the first quarter of 1998 to $152.5 million in the 1999 first quarter. This increase reflects higher volumes of sensors and avionics products and integrated fuel systems.

The Sensors and Integrated Systems Group's first quarter of 1999 operating income of $29.3 million increased $1.3 million, or 4.6 percent, from $28.0 million in the first quarter of 1998. This increase reflects the impact of higher sales volumes ($5.1 million), especially for higher-margin aftermarket avionics and sensors products, partially offset by higher spending ($3.9 million) - particularly research and development costs.

MRO Group Sales increased $10.5 million, or 10.5 percent, from $99.6 million in the first quarter of 1998 to $110.1 million in the first quarter of 1999. This increase reflects higher demand for airframe and component maintenance services.

Operating  income in the first quarter of this year increased  $3.6 million,  or
80.0 percent, from $4.5 million in 1998 to $8.1 million in 1999. The significant increase in operating income over the comparable period last year was a direct result of the higher demand for airframe and component maintenance services noted above, as well as a reduction in costs resulting from increased productivity and manufacturing efficiencies.



Performance Materials
---------------------

(Dollars in millions)                                                          Comparable        % of Sales
                                          1999         1998      % Change       % Change       1999      1998
                                         -----        -----      --------      ---------      -------    -----
Sales
 Textile and Industrial Coatings         $153.7       $121.2        26.8          (9.0)
 Polymer Additives and Specialty
   Plastics                               105.5        110.3        (4.4)         (4.4)
 Consumer Specialties                      40.8         20.9        95.2          (1.4)
                                         ------       ------
     Total Sales                         $300.0       $252.4        18.9          (6.3)
                                         ======       ======

Operating Income
 Textile and Industrial Coatings         $  8.3       $ 15.7       (47.1)        (35.0)        5.4       13.0
 Polymer Additives and Specialty
   Plastics                                19.2         15.3        25.5          25.3        18.2       13.9
 Consumer Specialties                       5.7          5.6         1.8         (14.3)       14.0       26.8
                                         -------      -------
     Total Operating Income              $ 33.2*      $ 36.6        (9.3)         (6.6)       11.1       14.5
                                         =======      =======

* Excludes $20.6 million of consolidation costs - see Note C to the unaudited condensed consolidated financial statements.


Segment Performance
-------------------

Sales for the Performance Materials Segment increased $47.6 million, or 18.9 percent, from $252.4 million in the first quarter of 1998 to $300.0 million in the first quarter of 1999. Acquisitions accounted for approximately $64 million of the increase, partially offset by reduced volumes (approximately $9 million), particularly in the textile market, and pricing pressures across most markets served (approximately $7 million).

Operating income decreased by $3.4 million, or 9.3 percent, from $36.6 million during the first quarter of 1998 to $33.2 million during the first quarter of 1999. The decrease is attributable to increased competition within certain contracting markets that has resulted in reduced volumes (approximately $3 million) and increased pressure on pricing (approximately $7 million), partially offset by reduced raw material costs and increased productivity and manufacturing efficiencies (approximately $7 million).

As noted on page 13, the following Group discussion and analysis of fluctuations in sales and operating income excludes the impact of the Freedom Chemical acquisition (see "Comparable % Change" column).

Textile and Industrial Coatings Group Sales decreased $10.9 million, or 9.0 percent, from the prior year due to reduced volume (approximately $8.0 million) and pricing pressures (approximately $3.0 million) The majority of the decrease can be attributed to the Group's textile business, where both volumes and prices continue to be less than 1998 levels. The domestic textile market continued to contract, as customers closed plants and moved operations overseas to better compete with intense foreign competition. In addition, continued instability in foreign financial markets (Russia and Asia), inexpensive imports, and European Union furniture fabric tariffs all negatively impacted revenue for the Group. The Company's largest competitors are fighting to retain and/or gain market share, resulting in additional downward pressure on prices, especially in the dye industry.

Operating income for the Textile and Industrial Coatings Group decreased $5.5 million, or 35.0 percent, due almost entirely to the volume and price pressures in the textile market described above.

Polymer Additives and Specialty Plastics Group Sales decreased $4.8 million,  or
4.4 percent, from the prior year, driven primarily by price competition (approximately $4 million) and slightly lower volume (approximately $1 million). Downward pricing pressure was especially significant for the Group's Estane(R) thermoplastic polyurethane (TPU) products, where a decline in demand for recreational applications (e.g. ski boots, skate wheels) has created an overcapacity for TPU moldings. With excess capacity, several competitors entered other Estane(R) market segments with substantially lower prices, driving a reduction in our prices to maintain market share. The Polymer Additives products, particularly rubber chemicals, also suffered from pricing pressures linked to general industry weaknesses. Volume was very strong for the Group's TempRite(R) high heat-resistant plastics products, as a robust construction market coupled with gains in market share resulted in a significant increase in sales. Strength in the Group's plumbing, fire sprinkler and industrial piping markets helped to partially offset volume declines seen in other markets including lubricants, rubber chemicals, TPU, tolling, and monomer markets.

Despite the decline in sales, the Polymer Additives and Specialty Plastics Group operating income increased $3.9 million, or 25.5 percent over the prior year. The increase in operating income is directly attributable to increased demand for TempRite(R) products, driven by the significant increase in volume, lower raw material prices (particularly PVC) and manufacturing productivity improvements and cost efficiencies.

Consumer Specialties Group Sales during the first quarter of 1999 were basically level with sales during the first quarter of 1998 (1.4 percent decline). North American sales, particularly pharmaceuticals were very strong, but were offset by double digit declines in Asia and Eastern Europe due to weak economic conditions and competitive pricing in many international markets.

Operating income decreased by $0.8 million, or 14.3 percent, versus the prior year, as the volume strength seen in North America was not enough to offset the volume and price weaknesses experienced in other parts of the world.

                        YEAR 2000 COMPUTER COSTS
                        ------------------------

General - The Year 2000 issue is the result of some computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has assessed how it may be impacted by the Year 2000 issue and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the issue.

The Plan - The Company's plan encompasses its information systems, production and facilities equipment that utilize date/time oriented software or computer chips, products, vendors and customers and is being carried out in four phases:
1) assessment and development of a plan; 2) remediation; 3) testing; and 4) implementation. The Company's plan includes purchasing new information systems where circumstances warrant.

The Company's plan also includes contracting with independent experts as considered necessary. To date, the Company has engaged independent experts to evaluate its Year 2000 plan, including its identification, assessment, remediation and testing efforts at certain locations.

With regard to information systems, production and facilities equipment and products, the Company is substantially complete with the assessment and plan development phase and is approximately 75 percent, 65 percent and 93 percent complete, respectively with its total planned efforts including remediation, testing and implementation. The Company expects that its remediation efforts in these areas will be substantially completed by September 30, 1999.

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

Cost - The Company's estimate of the total cost for Year 2000 compliance is approximately $55 million, of which approximately $45 million has been incurred through March 31, 1999. The Company capitalized approximately $31 million and expensed approximately $14 million of the $45 million spent to date. The Company's cost estimates include the amount specifically related to remedying Year 2000 issues as well as costs for improved systems which are Year 2000 compliant and would have been acquired in the ordinary course but whose acquisition has been accelerated to ensure compliance by the Year 2000.

Incremental spending has not been, and is not expected to be, material because most Year 2000 compliance costs include items that are part of the standard procurement and maintenance of the Company's information systems and production and facilities equipment. Other non-Year 2000 efforts have not been materially delayed or impacted by the Company's Year 2000 initiatives.

Risks - The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

Contingency - The Company has developed high-level contingency plans in the event any of its critical suppliers or service providers should incur Year 2000 failures in their systems that would cause a disruption in the Company's ability to conduct business and for system implementations/ upgrades planned for later this year. More detailed contingency plans are in the process of being developed and/or finalized for each facility. Some of the areas addressed in these contingency plans include potentially increasing the staffing of shifts at yearend, carrying higher-levels of inventory for critical materials, components and finished goods and using alternate suppliers for critical raw materials. The Company's view of a "reasonably likely worse case scenario" would entail the temporary shutdown of a production unit at one or more of the Company's major manufacturing sites. Although the Company does not anticipate such a scenario will occur, if it were to occur, the Company believes it would be able to correct the problem in a timely fashion, alternatively source the production or satisfy the customer demand from existing inventory. Possible consequences of these actions may include increased manufacturing and general and administrative expenses and/or lost revenue. If the Company's contingency plans are not adequate or its suppliers or customers fail to remedy their own Year 2000 matters, the Company's results of operations and financial condition may be materially adversely affected.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Current assets less current liabilities increased $5.4 million from December 31, 1998 to March 31, 1999. The increase resulted from an increase in accounts receivable and inventory, offset by an increase in short-term indebtedness. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998) to satisfy its operating requirements and capital spending programs and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 40.4 percent at March 31, 1999, compared with 39.8 percent at December 31, 1998. For purposes of this ratio, the Trust preferred securities are treated as capital.

During the first quarter of 1999, the Company entered into a committed short-term revolving credit facility with certain banks that provides for an additional $300 million of domestic lines of credit. The Company's existing $300 million 5 year committed revolving credit facility, originally due to expire on June 30, 2000, was exended to February 18, 2004 during the quarter. The Company also increased its committed European revolver from $75 million to $125 million during the first quarter of 1999.

On May 5, 1999, the company issued $200 million in Notes due 2009 with a coupon interest rate of 6.60 percent. Net proceeds will be used to repay short-term indebtedness and for general corporate purposes. The Company also entered into an interest rate swap agreement that effectively converts the interest rate on the Notes to LIBOR plus 58 basis points.

Cash Flows

Cash flow from operating activities in the first quarter of 1999 was $12.3 million more than the same period last year. EBITDA, excluding consolidation costs, increased from $141.1 million in the first quarter of 1998 to $174.5 million in the first quarter of 1999.


TRANSITION TO THE EURO
----------------------

Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of those countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the eleven participating countries.

Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of bank accounts and other treasury and cash management activities.

The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. Actions taken to date include the ability to quote its prices; invoice when requested by the customer; and issue pay checks to its employees on a dual currency basis. The Company has not yet set conversion dates for its accounting systems, statutory reporting and tax books, but will do so this year in conjunction with its efforts to be Year 2000 compliant. The financial institutions in which the Company has relationships have transitioned to the Euro successfully as well and are issuing statements in dual currencies.


NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board issues Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoptions as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position and has not yet determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.



               FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND
                                 UNCERTAINTY
               ---------------------------------------------------

We believe this document includes certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty.

With respect to Aerospace, the worldwide civil aviation market could be adversely affected if customers cancel or delay current orders or original-equipment manufacturers reduce the rate they build or expect to build products for such customers. Such cancellations, delays or reductions may occur if there is a substantial change in the health of the airline industry or in the general economy, or if a customer were to experience financial or operational difficulties. There have been weak new aircraft orders and actual cancellation of orders from Asian carriers due to the Asian financial crisis. There are financial difficulties in Russia and Latin America as well. If these developments should continue or accelerate, it could have an adverse effect upon the Company. If the decline in future new aircraft build rates is greater than anticipated, there could be a material adverse impact on the Company. Even if orders remain strong, original-equipment manufacturers could reduce the rate at which they build aircraft due to inability to obtain adequate parts from suppliers and/or because of productivity problems relating to a recent rapid build-up of the labor force to increase the build rate of new aircraft. Boeing announced a temporary cessation of production in the fall of 1997 for these reasons. A change in levels of defense spending could curtail or enhance prospects in the Company's military business. If the trend towards increased outsourcing or reduced number of suppliers in the airline industry changes, it could affect the Company's business. If the Boeing 717 program is not as successful as anticipated, it could adversely affect the Company's business. If the Company is unable to continue to acquire and develop new systems and improvements, it could affect future growth rates. In the immediate past there has been a higher-than-normal historical turnover rate of technicians in the MRO business due to hiring by Boeing and the airlines, although recently the turnover rate has been returning closer to historical levels. If this trend were again to reverse, it could have an adverse effect on the Company. If the Company does not experience continued growth in demand for its higher-margin aftermarket aerospace products or is unable to continue to achieve improved operating margins in its MRO business, it could have an adverse effect on operating results. Such events could be exacerbated if there is a substantial change in the health of the airline industry, or in the general economy, or if a customer were to experience major financial difficulties. Various industry estimates of future growth of revenue passenger miles, new original equipment deliveries and estimates of future deliveries of regional, business, general aviation and military orders may prove optimistic, which could have an adverse affect on operations.

With respect to Performance Materials, if the expected growth in volume does not materialize, results could be adversely impacted. Expected sales increases in the Far East and Latin America could be adversely impacted by recent turmoil in financial markets in those regions. If demand does not increase during the second half of 1999 as anticipated or cost reduction benefits do not materialize, the results of the Performance Materials Segment could be adversely affected. If cost benefits from continued integration of recent acquisitions and realignment activities do not occur as expected, results could be adversely impacted. Revenue growth in various businesses may not materialize as expected.

With respect to the entire Company, if outside vendors are unable to make their computer systems Year 2000 compliant in time, or if the magnitude of the Year 2000 issue is greater than presently anticipated, it could have a material adverse impact on the Company. If there are unexpected developments with respect to environmental matters involving the Company, it could have an adverse effect upon the Company.



PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibit 27 - Financial Data Schedule - March 31, 1999

       (b)     Reports on Form 8-K -

               Filed on February 19, 1999 relating to the  restructuring of the
                  Performance Materials business
               Filed  on  February 25,  1999  relating  to  the  Company's 1998 audited Financial Statements

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 11, 1999                                    The B.F.Goodrich Company
------------                                    ------------------------





                                                 /S/LAURENCE A. CHAPMAN
                                                 -----------------------
                                                 Laurence A. Chapman
                                                 Senior Vice President and
                                                 Chief Financial Officer





                                                  /S/ROBERT D. KONEY, JR.
                                                 ------------------------
                                                 Robert D. Koney, Jr.
                                                 Vice President & Controller
                                                 (Chief Accounting Officer)