Form 10-Q
period 1999-06-30
GOODRICH B F CO
filed 1999-08-12
CIK 42542

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended              June 30, 1999
                  --------------------------------------

Commission file number             1-892
                       ---------------------------------


                           THE B.F.GOODRICH COMPANY
                           ------------------------


          NEW YORK                                      34-0252680
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


4020 KINROSS LAKES PARKWAY, RICHFIELD, OHIO              44286-9368
-------------------------------------------           ----------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     330-659-7600
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


As of June 30, 1999, there were 74,583,020 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                        THE B.F.GOODRICH COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
               (Dollars in millions, except per share amounts)



                                                         Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
                                                  -------------------------------   ------------------------------
                                                       1999              1998             1999             1998
                                                  -------------     -------------   --------------   -------------


Sales                                           $      1,081.7    $      1,011.0  $       2,117.3  $      1,948.7
Operating Costs and Expenses:
  Cost of sales                                          777.3             732.9          1,517.3         1,416.4
  Selling and administrative expenses                    166.8             160.7            331.3           304.2
  Merger-related and consolidation costs                  10.1                 -             36.3               -
                                                  -------------     -------------   --------------   -------------
                                                         954.2             893.6          1,884.9         1,720.6
                                                  -------------     -------------   --------------   -------------
Operating income                                         127.5             117.4            232.4           228.1
Interest expense                                         (21.4)            (21.3)           (42.6)          (37.1)
Interest income                                            1.4               0.9              1.9             3.8
Other income (expense) - net                              (5.8)             (1.7)            (7.7)           (7.2)
                                                   -------------     -------------   --------------   -------------
Income from continuing operations before
   income taxes and Trust distributions                  101.7              95.3            184.0           187.6
Income tax expense                                       (37.5)            (36.8)           (67.9)          (72.3)
Distributions on Trust preferred
  securities                                              (2.6)             (2.6)            (5.2)           (5.2)
                                                  -------------     -------------   --------------   -------------
Income from continuing operations                         61.6              55.9            110.9           110.1
Income (loss) from discontinued operations                  -                 -                -             (1.6)
                                                  -------------     -------------   --------------   -------------
 Net Income                                      $        61.6     $        55.9   $        110.9   $       108.5
                                                  =============     =============   ==============   =============



Earnings per share:
  Basic
    Continuing operations                        $        0.83     $        0.76   $         1.49   $        1.50
    Discontinued operations                                  -                 -                -           (0.02)
                                                  -------------     -------------   --------------   -------------
     Net income                                  $        0.83     $        0.76   $         1.49   $        1.48
                                                  =============     =============   ==============   =============


  Diluted
    Continuing operations                        $        0.82     $        0.74   $         1.48   $        1.46
    Discontinued operations                                  -                 -                -           (0.02)
                                                  -------------     -------------   --------------   -------------

    Net income                                   $        0.82     $        0.74   $         1.48   $        1.44
                                                  =============     =============   ==============   =============



Dividends declared per common share              $       0.275     $       0.275   $        0.550   $       0.550



See notes to condensed consolidated financial statements.

                                  THE B.F.GOODRICH COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                    (Dollars in millions)


                                                                      June 30,              December 31,
                                                                        1999                    1998
                                                                 -----------------       ------------------
ASSETS
Current Assets
     Cash and cash equivalents                                 $             96.9     $               31.7
     Accounts and notes receivable, less allowances
           for doubtful receivables (June 30, 1999:
           $23.2; December 31, 1998: $22.6)                                 678.4                    629.0
     Inventories                                                            739.7                    772.5
     Deferred income taxes                                                  151.4                    142.1
     Prepaid expenses and other assets                                       36.5                     39.2
                                                                 -----------------       ------------------
            Total Current Assets                                          1,702.9                  1,614.5
                                                                 -----------------       ------------------

Property, Plant and Equipment                                             1,264.4                  1,255.9
Deferred Income Taxes                                                        13.6                     39.7
Prepaid Pension                                                             138.5                    148.0
Goodwill                                                                    797.6                    771.0
Identifiable Intangible Assets                                              110.8                    112.4
Other Assets                                                                266.1                    251.1
                                                                 -----------------       ------------------
                                                              $           4,293.9      $           4,192.6
                                                                 =================       ==================



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Short-term bank debt                                     $              39.3     $              144.1
     Accounts payable                                                       330.2                    364.4
     Accrued expenses                                                       422.1                    420.1
     Income taxes payable                                                    55.3                     59.4
     Current maturities of long-term debt
        and capital lease obligations                                         1.8                      2.8
                                                                 -----------------       ------------------
            Total Current Liabilities                                       848.7                    990.8
                                                                 -----------------       ------------------

Long-term Debt and Capital Lease Obligations                              1,189.9                    995.2
Pension Obligations                                                          44.3                     43.6
Postretirement Benefits Other Than Pensions                                 333.7                    338.1
Other Non-current Liabilities                                                94.6                    101.7
Mandatorily Redeemable Preferred Securities of Trust                        123.8                    123.6

Shareholders' Equity
     Common stock - $5 par value
        Authorized 200,000,000 shares; issued 76,432,705
        shares at June 30, 1999, and 76,213,081
        shares at December 31, 1998                                         382.2                    381.1
     Additional capital                                                     548.4                    543.7
     Income retained in the business                                        806.7                    736.8
     Accumulated other comprehensive income                                 (12.5)                     3.6
     Common stock held in treasury,  at cost (1,849,685
     shares at June 30, 1999, and 1,846,894 shares
        at December 31, 1998)                                               (65.9)                   (65.6)
                                                                 -----------------       ------------------
           Total Shareholders' Equity                                     1,658.9                  1,599.6
                                                                 -----------------       ------------------
                                                               $          4,293.9      $           4,192.6
                                                                 =================       ==================

See notes to condensed consolidated financial statements.

                               THE B.F.GOODRICH COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (Dollars in millions)


                                                                         Six Months Ended
                                                                                June 30
                                                                  --------------------------------
                                                                        1999               1998
                                                                  --------------     -------------

OPERATING ACTIVITIES
     Net Income                                                   $       110.9      $      108.5
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                     90.1              79.4
         Deferred income taxes                                             11.5               9.9
         Gain on sale of investment                                        (3.2)                -
         Change in assets and  liabilities,
            net of effects of acquisitions and
            dispositions of businesses:
               Receivables                                                (52.7)            (19.7)
               Inventories                                                 36.3             (35.1)
               Other current assets                                         2.6               7.9
               Accounts payable                                           (36.1)             (4.3)
               Accrued expenses                                            (4.1)            (18.6)
               Income taxes payable                                        (2.4)             23.9
               Other non-current assets and liabilities                    (8.6)             (3.5)
                                                                  --------------     -------------
      Net cash provided by operating activities                           144.3             148.4

INVESTING ACTIVITIES
     Purchases of property                                                (92.2)            (78.3)
     Proceeds from sale of property                                         1.6               4.1
     Proceeds from sale of investment                                       3.5                 -
     Payments made in connection with acquisitions,
       net of cash acquired                                               (36.4)           (372.9)
                                                                    --------------     -------------
      Net cash used by investing activities                              (123.5)           (447.1)

FINANCING ACTIVITIES
     Net increase (decrease) in short-term debt                          (101.5)            (40.4)
     Proceeds from issuance of long-term debt                             200.0             433.0
     Repayment of long-term debt and capital lease obligations            (11.1)            (11.0)
     Termination of receivable sales program                                  -             (40.0)
     Proceeds from issuance of capital stock                                3.7              20.5
     Purchases of treasury stock                                           (0.3)            (13.2)
     Dividends                                                            (40.9)            (34.9)
     Distributions on Trust preferred securities                           (5.2)             (5.2)
                                                                  --------------     -------------
     Net cash provided by financing activities                             44.7             308.8

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               (0.3)                -
                                                                  --------------     -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                      65.2              10.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           31.7              47.0
                                                                  --------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $        96.9      $       57.1
                                                                  ==============     =============
Supplemental Cash Flow Information:
     Income taxes paid                                            $        62.0      $       14.9
                                                                  ==============     =============
      Interest paid, net of amounts capitalized                   $        39.3      $       26.9
                                                                  ==============     =============



See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The BFGoodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be achieved for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company adopted the provisions of SOP 98-5 - Reporting on the Costs of Start-up Activities during the first quarter of 1999. Adoption of the SOP did not have a material impact on the Company's earnings or financial position.


Note B: MERGER- On July 12, 1999, the Company completed its merger with Coltec Industries Inc ("Coltec"). The merger will be accounted for as a pooling-of-interests. As a result of the merger, Coltec became a wholly-owned subsidiary of the Company. In accordance with the terms of the merger, each share of Coltec common stock was converted into the right to receive 0.56 shares of BFGoodrich common stock, or 35.5 million shares of BFGoodrich common stock.

In addition, the Company issued options to purchase 3.0 million shares of BFGoodrich common stock in exchange for options to purchase Coltec common stock outstanding immediately prior to the merger. These options vest and become exercisable in accordance with the terms and conditions of the original Coltec options. Also, the holders of Coltec's 5 1/4% Convertible Preferred Securities received the right to convert each such convertible preferred security into
0.955248 of a share of BFGoodrich common stock, subject to certain adjustments.

Since the merger was not consummated as of June 30, 1999, the results of Coltec have not been included in the accompanying condensed consolidated financial statements.

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

The Company is still in the process of reviewing the respective accounting policies of the two companies to determine if they are consistent or if they need to be conformed. As a result of this review, the historical financial statements may need to be restated to conform to those accounting policies that are most appropriate. No restatements of prior periods have been included in the unaudited pro forma combined financial data below.

Pro forma per share amounts for the combined company are based on the exchange ratio of 0.56 of a share of BFGoodrich common stock for each share of Coltec common stock.

              Unaudited Selected Pro Forma Combined Financial Data
              ----------------------------------------------------

                                            Three Months Ended June 30,         Six Months Ended June 30,
                                            ---------------------------         -------------------------
                                                    (Dollars in millions, except per share amounts)

                                                   1999           1998              1999             1998
                                                   ----           ----              ----             ----
Pro Forma Combined Statement
  of Income Data:
     Sales                                      $1,463.4        $1,405.8          $2,875.2         $2,717.9
     Income from continuing operations          $   97.5        $   95.5          $  174.2         $  175.0
  Income from continuing operations
       per diluted common share                 $   0.87        $   0.84          $   1.56         $   1.55
  Weighted average number of common
       shares and assumed conversions
       (on a fully diluted basis) (millions)       113.9           115.2             113.6            113.9


                                                               At June 30,
                                                                  1999
                                                               -----------
Pro Forma Combined Balance Sheet Data:
    Total assets                                                 $5,553.6
    Total shareholders' equity                                   $1,423.6
    Book value per common share                                  $  12.93


Note C: MERGER RELATED AND CONSOLIDATION COSTS - During the second quarter of 1999 the Company recorded merger related and consolidation costs of $10.1 million. These costs related primarily to certain executive severance payments that were no longer contingent on the merger and employee relocation costs.

Merger related and consolidation costs of $26.2 million were also recorded during the first quarter of 1999. These costs relate to employee termination payments resulting from realignment of the Performance Materials Segment headquarters (approximately 140 positions) and the Company's Advanced Technology Group (approximately 15 positions) as well as from reductions at certain Performance Materials operating locations (approximately 40 positions). Approximately $18.7 million was paid during the second quarter.

Note D: ACQUISITIONS - In May 1999, the Company's Aerospace segment purchased the remaining 50 percent interest in a joint venture it did not own. The joint venture, located in Singapore, overhauls and repairs thrust reversers, nacelles and nacelle components. The preliminary purchase price of $11.5 million includes approximately $6 million of goodwill. Results for the year have been included on a consolidated basis with corresponding adjustments being made to equity income and minority interests, both of which are included in other income. Goodwill is being amortized using the straight-line method over 20 years.

In March 1999 the Company's Performance Materials segment acquired a textile coatings business. The preliminary purchase price of $19.6 million includes approximately $11 million of goodwill. The purchase price allocation has been based on preliminary estimates. Goodwill is being amortized using the straight-line method over 20 years.

Also, in March 1999, the Company's Aerospace segment acquired a developer of micro-electromechanical systems, which integrate electrical and mechanical components to form "smart" sensing and control devices. The preliminary purchase price of $12.0 million includes approximately $9 million of goodwill. The purchase agreement provides for additional consideration to be paid over the next six years based on a percentage of net sales. The additional consideration for the first five years, however, is guaranteed not to be less than $3.5 million. As the $3.5 million of additional consideration is not contingent on future events, it has been included in the $12.0 million purchase price noted above. All additional contingent amounts payable under the purchase agreement will be recorded as additional purchase price when earned and amortized over the remaining life of the goodwill. Goodwill is being amortized using the straight-line method over 15 years.

In March 1998, the Company acquired Freedom Chemical Company ("Freedom Chemical"), a global manufacturer of specialty and fine chemicals that are sold to a variety of customers who use them to enhance the performance of their finished products, for approximately $378 million in cash. Goodwill is being amortized using the straight-line method over 20 years.

Note E:   INVENTORIES - Inventories included in the accompanying condensed consolidated balance sheet consist of:

                                                     (Dollars in millions)
                                                 -------------------------------
                                                   June 30,         December 31,
                                                     1999               1998
                                                 -----------       -------------
    FIFO or average cost
      (which approximates current costs):
      Finished products                             $230.8             $236.0
      In process                                     383.0              416.9
      Raw materials and supplies                     218.4              189.8
                                                    ------             ------
                                                     832.2              842.7
    Less:
      Reserve to reduce certain
        inventories to LIFO                          (52.2)             (54.1)
     Progress payments and advances                  (40.3)             (16.1)
                                                    -------            -------

    Total                                           $739.7             $772.5
                                                    =======            =======


In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $86.2 million related to design and development costs on the 717-200 program through June 30, 1999. In addition, the Company has excess-over-average inventory of $46.4 million related to costs associated with the production of the flight test inventory and the first production units. The Company anticipates spending approximately $2 million more for design and development through August 1999, the aircraft's scheduled Federal Aviation Administration ("FAA") certification date. If the contract is cancelled prior to FAA certification, the Company expects substantial recovery of these costs. If the aircraft is certified and actively marketed, the recovery of these costs will depend upon the number of aircraft delivered.


NOTE F: BUSINESS SEGMENT INFORMATION - The Company's operations are classified into two reportable business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Performance Materials ("Performance Materials"). The Company's two reportable business segments are managed separately based on fundamental differences in their operations.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs and Advanced Technology Group research expenses. Merger related and consolidation costs are discussed in Note C of these unaudited condensed consolidated financial statements.

The Company evaluates performance primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.


                                                  (Dollars in millions)
                                      Three months ended June 30,         Six Months Ended June 30,
                                       1999             1998                 1999            1998
                                      ------           ------               ------          ------
Sales
  Aerospace                         $   770.7       $   670.1             $1,506.3           $1,355.4
  Performance Materials                 311.0           340.9                611.0              593.3
                                     --------        --------             ---------          ---------
    Total Sales                     $ 1,081.7       $ 1,011.0             $2,117.3           $1,948.7
                                    =========       =========             ========           =========

Operating Income
  Aerospace                         $   108.9       $    90.9             $  221.1            $ 178.8
  Performance Materials                  43.0            40.2                 76.2               76.8
                                    ----------       ----------           ---------          ---------
                                    $   151.9       $   131.1             $  297.3            $ 255.6
  Corporate General and
     Administrative Expenses            (14.3)          (13.7)               (28.6)             (27.5)
  Merger related and
     Consolidation Costs                (10.1)             -                 (36.3)                -
                                    ----------      -----------          ----------          ----------
    Total Operating Income          $   127.5       $   117.4             $  232.4            $  228.1
                                    ==========      ===========          ==========          ==========




                                      June 30, 1999           December 31, 1998
                                     ---------------          -----------------
Assets
  Aerospace                             $2,437.5                   $2,372.5
  Performance Materials                  1,416.0                    1,369.5
  Corporate                                440.4                      450.6
                                        ---------                  ---------
    Total Assets                        $4,293.9                   $4,192.6
                                        =========                  =========

NOTE G:   EARNINGS PER SHARE  - The computation of basic and diluted earnings per share for income from continuing operations is as follows:


(In millions, except per share amounts)
                                                        Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                      ---------------------        ---------------------
                                                      1999             1998        1999           1998
                                                      ----             ----        ----           ----
Numerator:
   Income from continuing operations
      for basic earnings per share - income
      available to common shareholders                $61.6           $55.9       $110.9         $110.1
                                                      =====           =====       ======         ======

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                  74.5            73.4         74.5           73.1
                                                      -----           -----       ------         ------
   Effect of dilutive securities:
      Stock options and warrants                        0.7             1.0          0.5            1.0
      Convertible Notes                                   -             0.9            -            1.0
                                                      -----           -----       -------        -------
   Dilutive potential common shares                     0.7             1.9          0.5            2.0
                                                      -----           -----       -------        -------
       Denominator for diluted earnings per
        share - adjusted weighted-average shares
        and assumed conversions                        75.2            75.3         75.0           75.1
                                                      =====           =====       =======        =======
Per share income from continuing operations:
   Basic                                              $ .83           $ .76       $ 1.49         $ 1.50
                                                      =====           =====       =======        =======
   Diluted                                            $ .82           $ .74       $ 1.48         $ 1.46
                                                      =====           =====       =======        =======



NOTE H:  COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

(Total dollars in millions)              Three months ended     Six months ended
                                             June 30,               June 30,
                                         ------------------     ----------------
                                         1999        1998        1999      1998
                                         ----        ----        ----      ----

Net Income                              $61.6       $55.9      $110.9    $108.5

Other Comprehensive Income/
  Unrealized translation adjustments
      during period                      (6.1)        1.8       (16.1)     (0.7)
                                        -----       -----       -----     ------
Total Comprehensive Income              $55.5       $57.7      $ 94.8    $107.8
                                         ====        ====       =====     =====

Accumulated other comprehensive income consists of the following (dollars in millions):

                                                 June 30,          December 31,
                                                   1999                1998
                                                 --------          ------------


Cumulative unrealized translation adjustments     $(11.9)             $ 4.2
Minimum pension liability adjustment                (0.6)              (0.6)
                                                   -----              -----
                                                  $(12.5)             $ 3.6
                                                   =====              =====


Note I: CONTINGENCIES - There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") in connection with approximately 47 sites. The Company believes it may have continuing liability with respect to not more than 21 of these federal sites.

The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. It also conducts a compliance and management systems audit program. The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

The Company's environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

At June 30, 1999, the Company has recorded in Accrued expenses and in Other Non-current Liabilities a total of $56.1 million to cover future environmental expenditures, principally for remediation of the aforementioned sites and other environmental matters.

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



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    POSITION AND RESULTS OF OPERATIONS
                    ----------------------------------

MERGER
------

On July 12, 1999, the Company completed the acquisition of Coltec Industries Inc ("Coltec") pursuant to a merger accounted for as a pooling of interests. As a result of the merger, Coltec became a wholly-owned subsidiary of the Company. In accordance with the terms of the merger, each share of Coltec common stock was exchanged for 0.56 shares of BFGoodrich common stock. Since the merger was not consummated as of June 30, 1999, the results of Coltec are not included in the accompanying analysis of the Company's financial position and results of operations.

The Company has identified merger related and consolidation costs of approximately $200 million that will be recorded during the third quarter. The Company expects to pay most of this amount during the third quarter as well. These costs consist primarily of personnel related items (severance and change in control benefits), costs associated with the consolidation of headquarters facilities, litigation settlement costs and other merger related transaction expenses.

The Company also expects to incur additional merger related and consolidation costs in future quarters related to the reorganization of operating facilities and for the relocation of personnel, some of which will most likely be recorded during the third quarter in addition to the $200 million of costs currently identified and noted above. The Company expects to achieve costs savings of up to $60 million per year by 2002.


TOTAL COMPANY
-------------

                      SECOND QUARTER OF 1999 COMPARED WITH
                             SECOND QUARTER OF 1998

Sales during the quarter ended June 30, 1999, increased by $70.7 million, or 7.0 percent, over sales during the same period last year. Sales increased by 15 percent for Aerospace and decreased by 9 percent for Performance Materials as compared to the 1998 second quarter. The reasons for these fluctuations as compared to last year are discussed by segment below.

Cost of sales as a percent of sales decreased from 72.5 percent in 1998 to 71.9 percent in 1999. The decrease is a result of the Company's efforts to improve productivity and to lower manufacturing and material costs.

Selling and administrative costs as a percent of sales decreased from 15.9 percent in 1998 to 15.5 percent in 1999. This is due primarily to higher sales volumes with only a slight increase in spending.

Merger related and consolidation costs of $10.1 million were recorded during the second quarter of 1999. These costs relate primarily to severance benefits to certain executives that were no longer contingent on the merger and employee relocation costs incurred during the quarter

Excluding merger related and consolidation costs, operating income increased $20.2 million, or 17.2 percent, from $117.4 million in 1998 to $137.6 million in 1999. Operating income increased by $18.0 million in the Aerospace Segment and by $2.8 million in the Performance Materials Segment. Operating income by segment is discussed in greater detail below.

Interest expense-net decreased $0.4 million from $20.4 million in 1998 to $20.0 million in 1999.

Other expense-net increased $4.1 million from $1.7 million in the second quarter of 1998 to $5.8 million in the first quarter of 1999. Included within the 1998 first quarter amount was approximately $4 million of income related to the final settlement of Company owned life insurance policies that had been previously terminated.

The Company's effective tax rate decreased from 38.5 percent to 37.0 percent, quarter to quarter. The reduced effective tax rate between quarters is primarily due to expected additional benefits from the Company's foreign, state and local tax planning during 1999.


                     FIRST SIX MONTHS OF 1999 COMPARED WITH
                            FIRST SIX MONTHS OF 1998

Sales during the first six months of 1999 increased by $168.6 million, or 9 percent, over sales during the same period last year. Sales increased by 11.1 percent for Aerospace and 3.0 percent for Performance Materials as compared to 1998. The reasons for these increases are discussed by segment below.

Cost of sales as a percent of sales decreased from 72.7 percent in 1998 to 71.7 percent in 1999. The decrease is a result of the Company's efforts to improve productivity and to lower manufacturing and material costs.

Selling and administrative costs as a percent of sales remained at 15.6 percent for each of the periods.

Merger related and consolidation costs of $36.3 million were recorded during the first six months of 1999. Of these costs, $10.1 million was incurred in the second quarter and is described above. The remaining $26.2 million was recorded during the first quarter and relates to employee termination payments resulting from realignment of the Performance Materials Segment headquarters (approximately 140 positions) and the Company's Advanced Technology Group (approximately 15 positions) as well as from reductions at certain Performance Materials operating locations (approximately 40 positions). Approximately $18.7 million was paid during the second quarter. The Company expects annualized savings of approximately $15.0 million from these actions, of which approximately $7.0 million is expected to be realized during the second half of this year.

Excluding merger related and consolidation costs, operating income increased $40.6 million, or 17.8 percent, from $228.1 million in 1998 to $268.7 million in 1999. Operating income increased by $42.3 million in the Aerospace Segment and decreased slightly in the Performance Materials Segment ($0.6 million). Operating income by segment is discussed in greater detail below.

Interest expense-net increased $7.4 million, or 22.2 percent, from $33.3 million in 1998 to $40.7 million in 1999. Most of this increase is due to increased indebtedness that resulted from the purchase of Freedom Chemical late in March 1998 as well as from subsequent acquisitions to date.

Other expense-net increased $0.5 million from $7.2 million in the first six months of 1998 to $7.7 million in the first six months of 1999. The increase is primarily attributable to the gain on the sale of the Company's remaining interest in DTM during the first quarter of 1999 ($3.2 million) that reduced other expense-net, as compared to the income recorded in 1998 related to terminated Company-owned life insurance policies ($4.0 million) that resulted in a greater reduction in other expense-net than was experienced in 1999.

The Company's effective tax rate decreased from 38.5 percent to 37.0 percent, period to period. The reduced effective tax rate between periods is primarily due to expected additional benefits from the Company's foreign, state and local tax planning during 1999.

The Company recognized a $1.6 million after-tax charge during the first quarter of 1998 related to a business previously divested and reported as a discontinued operation.

BUSINESS SEGMENT PERFORMANCE
----------------------------

                                                                      Segment Analysis
                                                                      ----------------


                                            Three Months Ended June 30,                   Six Months Ended June 30,

 (Dollars in Millions)                       1999                1998                    1999                  1998
 ---------------------------------------------------------------------------------------------------------------------

Sales:

    Aerospace                              $  770.7          $    670.1               $ 1,506.3             $  1,355.4

    Performance Materials                     311.0               340.9                   611.0                  593.3
 ----------------------------------------------------------------------------------------------------------------------

      Total                                $1,081.7          $  1,011.0               $ 2,117.3             $  1,948.7
 ----------------------------------------------------------------------------------------------------------------------

 Operating Income:

    Aerospace                              $  108.9          $     90.9               $   221.1             $    178.8

    Performance Materials                      43.0                40.2                    76.2                   76.8
 ----------------------------------------------------------------------------------------------------------------------

    Total Reportable Segments                 151.9               131.1                   297.3                  255.6

     Merger Related and                       (10.1)                 -                    (36.3)                    -
       Consolidation Costs

     Corporate                                (14.3)              (13.7)                  (28.6)                 (27.5)
 ----------------------------------------------------------------------------------------------------------------------

      Total                                $  127.5           $   117.4               $   232.4              $   228.1
 ----------------------------------------------------------------------------------------------------------------------


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

Performance Materials consists of three business groups: Textile and Coatings Solutions; Polymer Additives and Specialty Plastics; and Consumer Specialties. These groups provide materials for a wide range of end use market applications including textiles, coatings, food & beverage, personal care, pharmaceuticals, graphic arts, industrial piping, plumbing and transportation.

The Performance Materials Segment was previously reported as the Specialty Chemicals Segment consisting of two groups: Specialty Additives and Specialty Plastics. Last year, the Company reorganized this segment into the three groups noted above and renamed the segment. Previously reported amounts for the segment have been reclassified into the three groups noted above.

Corporate includes general corporate administrative costs and Advanced Technology Group research expenses. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment. Merger related and consolidation costs are presented separately and are discussed above (see "Merger" discussion).

An expanded analysis of sales and operating income by business segment follows.

Aerospace
---------

(Dollars in millions)

                                        Three Months Ended June 30,              Six Months Ended June 30,
                                        ---------------------------             ---------------------------
                                                                    %                                  %
                                        1999        1998         Change         1999       1998      Change
                                        ----        ----         ------         ----       ----      ------


Sales
 Aerostructures                        $323.2       $282.4        14.4        $  633.4    $  585.0      8.3
 Landing Systems                        165.3        143.5        15.2           328.1       286.4     14.6
 Sensors and Integrated Systems         145.5        139.8         4.1           298.0       280.0      6.4
 MRO                                    136.7        104.4        30.9           246.8       204.0     21.0
                                        -----        -----                      -------     ------

     Total Sales                       $770.7       $670.1        15.0        $1,506.3    $1,355.4     11.1
                                        =====        =====                     =======     =======

Operating Income
 Aerostructures                         $46.7       $ 43.3         7.9        $   97.4    $   82.8     17.6
 Landing Systems                         24.7         16.3        51.5            48.8        32.2     51.6
 Sensors and Integrated Systems          26.2         25.3         3.6            55.5        53.3      4.1
 MRO                                     11.3          6.0        88.3            19.4        10.5     84.8
                                        ------      ------                      ------     -------

     Total Operating Income            $108.9       $ 90.9        19.8        $  221.1     $ 178.8     23.7
                                        =====        =====                     =======     =======

Operating Income as a
Percent of Sales

  Aerostructures                         14.4        15.3                         15.4        14.2
  Landing Systems                        14.9        11.4                         14.9        11.2
  Sensors and Integrated Systems         18.0        18.1                         18.6        19.0
  MRO                                     8.3         5.7                          7.9         5.1
     Total Aerospace                     14.1        13.6                         14.7        13.2


SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998
-----------------------------------------------------

Sales of BFGoodrich Aerospace increased $100.6 million, or 15.0 percent, in the second quarter of 1999, from $670.1 million in the second quarter of 1998 to $770.7 million in the second quarter of 1999. Approximately $80 million of the increase related to increased volumes in each of the Segment's groups reflecting higher demand in most markets and the PW4000 settlement and approximately $20 million was from acquisitions.

Aerospace operating income increased $18.0 million, or 19.8 percent, from $90.9 million during the second quarter of 1998 to $108.9 million for the 1999 second quarter. This growth principally reflects the impact of higher sales volumes, the PW4000 settlement and the mix between OEM sales and aftermarket sales. Aftermarket sales are generally more profitable than OEM sales.

In recent months, Boeing, a significant customer, has made public announcements concerning expected reductions in its production of new commercial aircraft, particularly for the 747 program, commencing in the latter part of 1999. While, generally speaking, a downturn in OEM production has a negative impact on operating income, the Company believes that it will experience continued growth in demand for higher-margin aftermarket aerospace products and achieve improved operating margins from its MRO businesses.

Aerostructures  Group
---------------------
Sales for the second quarter of 1999 increased $40.8 million, or 14.4 percent, from $282.4 million in the second quarter of 1998 to $323.2 million in the second quarter of 1999. The increase resulted from the PW4000 settlement ($60 million), an increase in commercial aftermarket sales ($11 million), offset by reduced sales to commercial OEMs due to a scheduled slowdown ($31 million).

Operating income for the Aerostructures Group in the second quarter of 1999 was $46.7 million compared with $43.3 million for the second quarter of 1998, a $3.4 million, or 7.9 percent increase. The increase is primarily due to increased aftermarket sales and settlement of the PW4000 claim.

Landing  Systems Group
----------------------
Sales increased $21.8 million, or 15.2 percent, from $143.5 million in the 1998 second quarter to $165.3 million in the second quarter of 1999. The increase is attributable to higher volume ($15 million) and an acquisition that was made during the fourth quarter of 1998 ($7 million). The volume growth principally came from higher aftermarket demand for commercial and military landing gear components and wheels and brakes products.

Operating income increased $8.4 million, or 51.5 percent, from $16.3 million in the 1998 second quarter to $24.7 million in the second quarter of 1999. This improvement largely reflects increased demand for landing gear and aftermarket demand for wheels and brakes products ($8 million). A favorable sales mix in addition to lower OEM sales incentives related to wheels and brakes products also contributed to the Group's higher operating income.

Sensors and  Integrated  Systems  Group
---------------------------------------
Sales increased $5.7 million, or 4.1 percent, from $139.8 million in the second quarter of 1998 to $145.5 million in the 1999 second quarter. This increase reflects higher volumes of sensors and avionics products and integrated fuel systems.

The Sensors and Integrated Systems Group's second quarter of 1999 operating income of $26.2 million increased $0.9 million, or 3.6 percent, from $25.3 million in the second quarter of 1998. This increase reflects the impact of higher sales volumes, especially for higher-margin aftermarket avionics and sensors products, partially offset by higher spending for research and development costs.

MRO Group
---------
Sales increased $32.3 million, or 30.9 percent, from $104.4 million in the second quarter of 1998 to $136.7 million in the second quarter of 1999. This increase reflects higher demand for airframe, component and landing gear maintenance services ($20 million) as well as the acquisition of the remaining 50 percent of a joint venture and the subsequent consolidation of the joint venture's results ($12 million).

Operating  income in the second quarter of this year increased $5.3 million,  or
88.3 percent, from $6.0 million in 1998 to $11.3 million in 1999. The significant increase in operating income over the comparable period last year was a direct result of the higher demand for component and landing gear maintenance services noted above, as well as from the acquisition and consolidation of a previously 50 percent owned joint venture that was accounted for under the equity method.


FIRST SIX MONTHS OF 1999 COMPARED WITH FIRST SIX MONTHS OF 1998
---------------------------------------------------------------

Sales of BFGoodrich Aerospace increased $150.9 million, or 11.1 percent, in the first half of 1999, from $1,355.4 million in the first half of 1998 to $1,506.3 million in the first half of 1999. Each Group posted higher revenue compared to the same period a year ago, including the PW 4000 settlement discussed above.

Aerospace operating income rose $42.3 million, or 23.7 percent, from $178.8 million during the first half of 1998 to $221.1 million for the 1999 first half. This growth principally reflects the impact of higher sales volumes and the PW 4000 settlement. Operating income margins increased primarily due to the favorable mix of aftermarket sales to OEM sales.

Aerostructures  Group
---------------------
Sales for the first half of 1999 increased $48.4 million, or 8.3 percent, from $585.0 million in the first half of 1998 to $633.4 million in the first half 1999. Aftermarket sales as well as a settlement with Pratt & Whitney on the PW4000 contract contributed to the increase, more than offsetting lower sales in the Group's OEM products.

Operating income for the Aerostructures Group in the first half of 1999 was $97.4 million compared with $82.8 million for the first half of 1998, a 17.6 percent increase. This increase, as well as the increase in operating income margins, was primarily due to increased aftermarket sales.

Landing Systems Group
---------------------
Sales increased 14.6 percent, from $286.4 million in the 1998 first half to $328.1 million in the first half of 1999. Approximately $28 million of the increase came from volume increases while $14 million resulted from an acquisition made late in 1998. The volume growth principally came from higher aftermarket demand for commercial and military landing gear components and wheels and brakes.

The Group's operating income increased $16.5 million, or 51.6 percent, from $32.2 million in the 1998 first half to $48.8 million in the first half of 1999. This improvement largely reflects the benefit from higher volumes of landing gear and wheels and brakes after-market products. A favorable sales mix in addition to lower OEM sales incentives related to wheels and brakes products contributed to the Group's higher operating income and margins.

Sensors and  Integrated  Systems Group
--------------------------------------
Sales increased $18.0 million, or 6.4 percent, from $280.0 million in the first half of 1998 to $298.0 million in 1999 first half. This increase reflects higher volumes of sensors, avionics products and integrated fuel systems.

The Group's operating income of $55.5 million during the first six months of 1999 increased $2.2 million, or 4.1 percent, over the same period in 1998. This increase reflects the impact of higher sales volumes, especially for higher-margin aftermarket sensors products, partially offset by higher spending for research and development costs.

MRO Group
---------
Sales increased $42.8 million, or 21.0 percent, from $204.0 million in the first half of 1998 to $246.8 million in the first half of 1999. This increase reflects higher demand for airframe and component maintenance services as well as the acquisition of the remaining balance of a joint venture business in the Asia Pacific region.

The Group's operating income in the first half of this year was $19.4 million compared with $10.5 million for the same period a year ago, an increase of $8.9 million, or 84.8 percent. This significant increase over the comparable prior year period reflects higher demand for airframe and component maintenance services as well as the results of the acquisition of the joint venture business in Asia.

Performance Materials
---------------------

(Dollars in millions)

                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                ---------------------------             -------------------------
                                                                           %                                         %
                                              1999         1998        Change         1999           1998         Change
                                              ----         ----        ------         ----           ----         ------

Sales
 Textile and Coatings Solutions              $159.6       $179.3       (11.0)        $313.3          $300.5          4.3
 Polymer Additives and Specialty
   Plastics                                   106.1        108.7        (2.4)         211.6           219.0         (3.4)
 Consumer Specialties                          45.3         52.9       (14.4)          86.1            73.8         16.7
                                             ------       ------                     ------          ------
     Total Sales                             $311.0       $340.9        (8.8)        $611.0          $593.3          3.0
                                             ======       ======                     ======          ======


Operating Income
 Textile and Coatings Solutions              $ 13.6       $ 20.6       (34.0)        $ 21.9          $ 36.3        (39.7)
 Polymer Additives and Specialty
    Plastics                                   17.6         12.1        45.5           36.8            27.4         34.3
 Consumer Specialties                          11.8          7.5        57.3           17.5            13.1         33.6
                                              -----        ------                    ------          ------
     Total Operating Income                  $ 43.0       $ 40.2         7.0         $ 76.2          $ 76.8         (0.8)
                                             ======        ======                    ======          ======

Operating Income as a
Percent of Sales

 Textile and Coatings Solutions                 8.5          11.5                       7.0            12.1
 Polymer Additives and Specialty
   Plastics                                    16.6          11.1                      17.4            12.5
 Consumer Specialties                          26.0          14.2                      20.3            17.8

     Total Performance Materials               13.8          11.8                      12.5            12.9



SECOND QUARTER OF 1999 COMPARED WITH SECOND QUARTER OF 1998
-----------------------------------------------------------

Sales for the second quarter were $311.0 million vs. $340.9 million from a year ago. This 8.8 percent decline in sales was driven primarily by reduced volumes, particularly in the Textile and Coatings Solutions Group ($15 million), and unfavorable pricing throughout the Segment ($13 million).

Second quarter operating income for the Performance Materials Segment increased $2.8 million, or 7.0 percent, from $40.2 million in 1998 to $43.0 million in 1999. Sharply reduced variable costs, primarily raw materials (approximately $15 million) and manufacturing efficiencies/overhead cost controls (approximately $7 million) helped offset the impact of reduced prices (prices were down 4 percent versus 1998) and volumes. In addition, 1999 operating income included a one-time favorable settlement ($2 million) from a patent infringement lawsuit.

Textile and Coatings  Solutions Group
-------------------------------------
Sales in the Group decreased $19.7 million (11.0 percent) from the prior year, driven by a decline in volume ($14 million), continued price erosion ($7 million) and unfavorable mix ($5 million), partially offset by the favorable impact of a 1999 acquisition ($6 million). All of the Group's major businesses continue to have lower volumes and prices versus a year ago, due primarily to an overall industry slump, with the largest competitors fighting to retain and/or gain market share, sparking additional downward pressure on prices.

Operating income for the Group decreased $7.0 million, or 34.0 percent from $20.6 million in the second quarter of 1998 to $13.6 million in the second quarter of 1999. Lower raw material costs helped to partially offset the impact of the volume and price declines.

Polymer Additives and Specialty Plastics Group
----------------------------------------------
Second quarter sales were $2.6 million (2.4 percent) lower than the prior year, driven primarily by price reductions resulting from competition, industry consolidation, and general economic softness in Europe. Volume was very strong for the Group's TempRite(R) high heat-resistant plastics products, due to continuing strength in the construction market. Strength in the Group's plumbing, fire sprinkler and industrial piping markets more than offset volume declines seen in other markets, particularly in the Estane(R) thermoplastic polyurethane (TPU) products.

Operating income for the Group increased $5.5 million, or 45.5 percent, as lower raw material costs and the margins from increased TempRite(R) demand significantly exceeded volume weakness and price pressures in the Group's other products.

Consumer  Specialties Group
---------------------------
Sales were down $7.6 million (14.4 percent) compared to the prior year, with volumes down approximately $6 million and prices down approximately $2 million. The largest declines occurred in the Group's pharmaceutical applications markets, which continue to experience weakness in Eastern Europe due to economic conditions and competitive pricing. In addition, second quarter 1998 performance was extremely strong, driving a portion of the negative variance. Despite the sales decline, operating income was up $4.3 million (57.3 percent) driven by favorable manufacturing and overhead cost controls combined with a one-time favorable settlement ($2 million) from a patent infringement lawsuit.


FIRST SIX MONTHS OF 1999 COMPARED WITH FIRST SIX MONTHS OF 1998
---------------------------------------------------------------

During the first six months of 1999, sales for the Performance Materials Segment increased $17.7 million (3.0 percent) from $593.3 million in 1998 to $611.0 million in 1999. Acquisitions (primarily Freedom Chemical, which was acquired in March of 1998) accounted for $69 million, partially offset by the impact of unfavorable volumes, prices, and mix ($51 million). Volume for many of the Segment's products was down due to industry softness, consolidation and intense competition. Inexpensive imports and localized areas of foreign economic weakness have put additional pressure on pricing, causing prices to be down more than 3 percent as compared with the first six months of 1998.

Operating income for the Segment is down $0.6 million (0.8 percent), with 1999 first half earnings of $76.2 million versus 1998 first half earnings of $76.8 million. This nearly flat income performance was achieved by offsetting the previously mentioned price and volume declines with significantly reduced raw material costs, increased manufacturing productivity, overhead cost controls and the favorable patent infringement settlement noted above.

Textile and Coatings Solutions Group
------------------------------------
Sales increased $12.8 million (4.3 percent) from the prior year, driven by acquisitions ($49 million), principally Freedom, partially offset by volume ($21 million) and price declines ($10 million) and an unfavorable mix ($6 million). Despite sales increases in all of the Group's major businesses, mostly as a result of acquisitions, operating income for the Group decreased by $14.4 million (39.7 percent), with the largest portion of the decrease attributable to the ongoing downturn in the Group's textile business as noted above in the quarterly comments.

Polymer  Additives  and  Specialty  Plastics  Group
---------------------------------------------------
First half sales were $7.4 million (3.4 percent) lower than the prior year, driven primarily by price reductions ($9 million), offset by volume increases ($2 million). The price reductions impacted most of the Group's products, while the volume increase was driven by the Group's TempRite(R) high heat-resistant plastics products.

Operating income for the Group increased $9.4 million, or 34.3 percent, as a result of a favorable mix, cost controls, and lower raw material costs which offset reduced volumes and prices in the Group's other products.

Consumer  Specialties  Group
----------------------------
Sales were up $12.3 million (16.7 percent) compared to the first half 1998, driven by the Freedom acquisition ($20 million) and partially offset by volume ($6 million) and price ($1 million) declines (see discussion within quarterly comments for additional detail). Operating income was up $4.4 million (33.6 percent) driven by manufacturing efficiencies, overhead cost controls, and a one-time favorable settlement from a patent infringement lawsuit.


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

The Company has made significant progress against its plan and has completed the following percentages of its total planned remediation efforts in the areas noted:

         Information systems                                  85%
         Production and facilities equipment                  80%
         Products                                             97%

The Company expects that its remediation efforts in the areas noted above will be substantially completed by September 30, 1999. Certain of the Company's acquired operations in Europe and in Asia are not expected to be substantially completed with their remediation efforts until October 31, 1999, however.

The Company is also reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been sent to all critical entities with which the Company does business to assess their Year 2000 readiness. The Company anticipates that its activities will be ongoing for all of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. Although its review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company will be looking for alternative suppliers where circumstances warrant. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

Cost - The Company's estimate of the total cost for Year 2000 compliance is approximately $57 million, of which approximately $49 million has been incurred through June 30, 1999. The Company capitalized approximately $35 million and expensed approximately $14 million of the $49 million spent to date. The Company's cost estimates include the amount specifically related to remedying Year 2000 issues as well as costs for improved systems which are Year 2000 compliant and would have been acquired in the ordinary course but whose acquisition has been accelerated to ensure compliance by the Year 2000.

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

Contingency - The Company has developed contingency plans in the event any of its critical suppliers or service providers should incur Year 2000 failures in their systems that would cause a disruption in the Company's ability to conduct business and for system implementations/ upgrades planned for later this year. Some of the areas addressed in these contingency plans include potentially increasing the staffing of shifts at year-end, carrying higher-levels of inventory for critical materials, components and finished goods and using alternate suppliers for critical raw materials. The Company's view of a "reasonably likely worse case scenario" would entail the temporary shutdown of a production unit at one or more of the Company's major manufacturing sites. Although the Company does not anticipate such a scenario will occur, if it were to occur, the Company believes it would be able to correct the problem in a timely fashion, alternatively source the production or satisfy the customer demand from existing inventory. Possible consequences of these actions may include increased manufacturing and general and administrative expenses and/or lost revenue. If the Company's contingency plans are not adequate or its suppliers or customers fail to remedy their own Year 2000 matters, the Company's results of operations and financial condition may be materially adversely affected.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Current assets less current liabilities increased $230.5 million from December 31, 1998 to June 30, 1999. The increase resulted from a significant increase in cash and accounts receivable as well as a significant reduction in short-term indebtedness. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999) to satisfy its operating requirements and capital spending programs and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 40.8 percent at June 30, 1999, compared with 39.8 percent at December 31, 1998. For purposes of this ratio, the Trust preferred securities are treated as capital.

During the first quarter of 1999, the Company made several changes to its committed domestic and European credit facilities. The Company extended the maturity of its existing $300 million five-year revolver to February 18, 2004. The Company also entered into a new $300 million short-term revolver with certain banks that expires March 14, 2000. In addition, the Company increased the size of its committed European multi-currency facility, which expires August 19, 2003, from $75 million to $125 million.

On May 5, 1999, the company issued $200 million in Notes due 2009 with a coupon interest rate of 6.60 percent. Net proceeds will be used to repay short-term indebtedness and for general corporate purposes. The Company also entered into an interest rate swap agreement that effectively converts the interest rate on the Notes to a floating rate based on LIBOR.

Cash Flows

Cash flow from operating activities in the first six months of 1999 was $4.1 million less than the same period last year. EBITDA, excluding merger related and consolidation costs, increased from $300.3 million in the first six months of 1998 to $351.1 million in the first six months of 1999.

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


NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by FASB Statement No. 137, is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoptions as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's portion of a derivative's change in fair value will be immediately recognized in earnings.

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



      FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
      --------------------------------------------------------------

We believe this document includes certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. BFGoodrich's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "estimate", "are likely to be" and similar expressions.

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

With respect to Performance Materials, if the expected growth in volume does not materialize, results could be adversely impacted. Expected sales increases in the Far East and Latin America could be adversely impacted by recent turmoil in financial markets in those regions. If demand does not increase during the second half of 1999 as anticipated or cost reduction benefits do not materialize, the results of the Performance Materials Segment could be adversely affected. If cost benefits from continued integration of recent acquisitions and realignment activities do not occur as expected, results could be adversely impacted. Revenue growth in various businesses may not materialize as expected. The segment may not be able to achieve the $7 million in cost savings in the second half of 1999 and $15 million in annualized savings in 2000 from the realignment of the Performance Materials organization.

With respect to the entire Company, if outside vendors are unable to make their computer systems Year 2000 compliant in time, or if the magnitude of the Year 2000 issue is greater than presently anticipated, it could have a material adverse impact on the Company. If there are unexpected developments with respect to environmental matters involving the Company, it could have an adverse effect upon the Company. The Company anticipates $60 million in annualized savings from the Coltec merger by 2002. If the Company is unable to achieve these savings, it could have an adverse impact upon the Company. If the Company's state and local tax planning is not as effective as anticipated, the Company's effective tax rate could increase.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

As a result of recent air emissions sampling conducted for the Company at its textile chemical plant in Charlotte, North Carolina, a question has arisen regarding the facility's compliance with applicable federal and state environmental air pollution statutes and regulations and permit conditions. The Company has notified and met with relevant governmental authorities about the potential problem and will continue to cooperate with authorities on a voluntary basis to resolve this matter. The Company has installed a control device to reduce all types of emissions. It is possible that Mecklenburg County, North Carolina, may seek a fine in excess of $100,000.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held a Special Meeting of Shareholders on April 9, 1999 to vote on the merger with Coltec Industries Inc, at which time the merger was approved. The holders of 54,533,760 shares of common stock voted in favor of the merger; 2,135,673 shares voted against the merger; and 438,589 shares abstained from voting.

The registrant also held its Annual Meeting of Shareholders on April 19, 1999. As described in the 1999 Proxy Statement, the following actions were taken:

        -   The eleven nominees for directors were elected.

        - The appointment of Ernst & Young LLP as independent auditors for the year 1999 was ratified.

        - The Stock Option Plan was reauthorized, allowing stock options to be granted through April 19, 2004 and making 5,000,000 additional shares available for grant.

The votes were as follows:

For Director:
                                         Number of                Number of
                                           Shares                  Shares
                                         Voted For              Vote Withheld
                                        -----------            ---------------

   David L. Burner                       61,994,903               1,829,174
   Diane C. Creel                        62,344,021               1,480,056
   George A. Davidson, Jr.               62,384,248               1,439,829
   James J. Glasser                      62,298,590               1,525,487
   Jodie K. Glore                        62,208,388               1,615,689
   Douglas E. Olesen                     62,222,742               1,601,335
   Richard de J. Osborne                 62,170,022               1,654,055
   Alfred M. Rankin, Jr.                 62,328,236               1,495,841
   Robert H. Rau                         62,183,073               1,641,004
   James R. Wilson                       62,242,379               1,581,698
   A. Thomas Young                       62,389,149               1,434,928

For ratification of independent auditors:

      62,912,494 shares voted for; 560,801 shares voted against; and 350,782 shares abstained from voting.

For reauthorization of Stock Option Plan:

     52,086,695 shares voted for; 3,997,493 shares voted against; 801,096 shares abstained from voting.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibit 27     -    Financial Data Schedule - June 30, 1999

       (b)     Reports on Form 8-K -

               Filed on May 4, 1999 related to the issuance of a preliminary injunction enjoining the proposed merger of the Company with Coltec Industries Inc.

               Filed on April 20, 1999 related to the issuance of a press release containing the Company's first quarter results.

               Filed on April 12, 1999 regarding the results of the Company's and Coltec's shareholders' votes regarding the merger of the two companies.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 12, 1999                                    The B.F.Goodrich Company





                                                   /S/LAURENCE A. CHAPMAN
                                                   ----------------------------
                                                   Laurence A. Chapman
                                                   Senior Vice President and
                                                   Chief Financial Officer





                                                   /S/ROBERT D. KONEY, JR.
                                                   ----------------------------
                                                   Robert D. Koney, Jr.
                                                   Vice President & Controller
                                                   (Chief Accounting Officer)