Form 10-Q
period 1999-09-30
GOODRICH B F CO
filed 1999-11-15
CIK 42542

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarterly Period Ended  September 30, 1999

Commission file number  1-892

                            THE B.F.GOODRICH COMPANY
             (Exact Name of Registrant as Specified in its Charter)

          NEW YORK                                               34-0252680
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 3 Coliseum Centre, 2550 West Tyvola Road, Charlotte, N.C.          28217
          (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   704-423-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X         No _____


As of September 30, 1999, there were 110,149,461 shares of common stock outstanding. There is only one class of common stock.

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements


                            THE B.F.GOODRICH COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (Dollars in millions, except per share amounts)

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                            -----------------------------     ------------------------------
                                                1999             1998             1999             1998
                                            ------------     ------------     ------------     -------------
Sales                                       $    1,332.1     $    1,346.6     $    4,207.3     $     4,064.5
Operating Costs and Expenses:
  Cost of sales                                    953.3            961.9          3,004.0           2,933.3
  Selling and administrative expenses              200.3            204.0            634.1             631.3
  Merger-related and consolidation costs           204.7              --             241.0               --
                                            ------------     ------------     ------------     -------------
                                                 1,358.3          1,165.9          3,879.1           3,564.6
                                            ------------     ------------     ------------     -------------
Operating income                                   (26.2)           180.7            328.2             499.9
Interest expense                                   (34.5)           (33.6)          (102.7)            (99.9)
Interest income                                      1.1              0.9              3.4               5.1
Other income (expense) - net                        (3.6)            (4.6)            (6.1)             46.1
                                            ------------     ------------     ------------     -------------
Income from continuing operations before
  income taxes and Trust distributions             (63.2)           143.4            222.8             451.2
Income tax expense                                  (3.1)           (53.7)          (105.7)           (168.0)
Distributions on Trust preferred
  securities                                        (4.6)            (4.6)           (13.8)            (11.5)
                                            ------------     ------------     ------------     -------------
Income from continuing operations                  (70.9)            85.1            103.3             271.7
Income (loss) from discontinued operations           --               --               --               (1.6)
                                            ------------     ------------     ------------     -------------
Income before extraordinary items                  (70.9)            85.1            103.3             270.1
Extraordinary losses on debt
  extinguishment - net of taxes                      --               --               --               (4.3)
                                            ------------     ------------     ------------     -------------
Net Income                                  $      (70.9)    $       85.1     $      103.3     $       265.8
                                            ============     ============     ============     =============


Earnings per share:
  Basic
    Continuing operations                   $      (0.64)    $       0.77     $       0.94     $        2.46
    Discontinued operations                          --               --               --              (0.01)
    Extraordinary Item                               --               --               --              (0.04)
                                            ------------     ------------     ------------     -------------
    Net income                              $      (0.64)    $       0.77     $       0.94     $        2.41
                                            ============     ============     ============     =============


  Diluted
    Continuing operations                   $      (0.64)    $       0.76     $       0.93     $        2.41
    Discontinued operations                          --               --               --              (0.01)
    Extraordinary Item                               --               --               --              (0.04)
                                            ------------     ------------     ------------     -------------
    Net income                              $      (0.64)    $       0.76     $       0.93     $        2.36
                                            ============     ============     ============     =============



Dividends declared per common share         $      0.275     $      0.275    $       0.825     $       0.825


See notes to condensed consolidated financial statements.

                     THE B.F.GOODRICH COMPANY ACTUAL LASTYR
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)

                                                                              SEPTEMBER 30,  December 31,
                                                                                  1999          1998
                                                                              -------------  ------------
ASSETS
Current Assets
   Cash and cash equivalents                                                  $        65.2  $       53.5
   Accounts and notes receivable, less allowances
         for doubtful receivables (September 30, 1999:
         $26.0; December 31, 1998: $25.7)                                             864.1         777.2
   Inventories                                                                        982.8         967.7
   Deferred income taxes                                                              176.2         162.6
   Prepaid expenses and other assets                                                   56.5          54.8
                                                                              -------------  ------------
         Total Current Assets                                                       2,144.8       2,015.8
                                                                              -------------  ------------

Property, Plant and Equipment                                                       1,569.5       1,562.5
Deferred Income Taxes                                                                  13.6          39.7
Prepaid Pension                                                                       139.5         193.3
Goodwill                                                                            1,031.4         985.6
Identifiable Intangible Assets                                                        108.8         112.4
Other Assets                                                                          437.0         343.4
                                                                              -------------  ------------
                                                                              $     5,444.6  $    5,252.7
                                                                              =============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term bank debt                                                       $       277.3  $      144.4
   Accounts payable                                                                   450.7         456.0
   Accrued expenses                                                                   679.0         617.0
   Income taxes payable                                                                69.6          45.2
   Current maturities of long-term debt
      and capital lease obligations                                                     7.7           7.6
                                                                              -------------  ------------
         Total Current Liabilities                                                  1,484.3       1,270.2
                                                                              -------------  ------------

Long-term Debt and Capital Lease Obligations                                        1,527.3       1,572.7
Pension Obligations                                                                    77.5          76.6
Postretirement Benefits Other Than Pensions                                           352.0         358.5
Deferred Income Taxes                                                                 153.4         139.9
Other Non-current Liabilities                                                         314.9         328.5
Mandatorily Redeemable Preferred Securities of Trust                                  270.7         268.9

Shareholders' Equity
   Common stock - $5 par value
      Authorized 200,000,000 shares; issued 111,972,258
      shares at September 30, 1999, and 111,524,852 shares
      at December 31, 1998 (excluding 14,000,000 shares
      held by a wholly owned subsidiary)                                              559.9         557.7
   Additional capital                                                                 896.7         884.8
   Income retained in the business                                                    (91.9)       (121.7)
   Accumulated other comprehensive income                                             (33.9)        (15.1)
   Unearned portion of restricted stock awards                                         (1.3)         (2.7)
   Common stock held in treasury, at cost (1,822,797 shares at
      September 30, 1999, and 1,846,894 shares at December 31, 1998)                  (65.0)        (65.6)
                                                                              -------------  ------------
         Total Shareholders' Equity                                                 1,264.5       1,237.4
                                                                              -------------  ------------
                                                                              $     5,444.6  $    5,252.7
                                                                              =============  ============

See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                          Nine Months Ended
                                                                             September 30
                                                                        ---------------------
                                                                          1999         1998
                                                                        --------     --------
OPERATING ACTIVITIES
   Net Income                                                           $  103.3     $  265.8
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Extraordinary loss on debt extinguishment                            --            6.5
       Depreciation and amortization                                       172.6        156.2
       Deferred income taxes                                                11.5         21.7
       Net gains on sales of businesses                                    (11.8)       (58.3)
       Asset impairment                                                      6.6         --
       Change in assets and liabilities, net of effects
           of acquisitions and dispositions of
           businesses:
             Receivables                                                   (87.3)       (76.3)
             Inventories                                                    (7.7)       (58.1)
             Other current assets                                           (1.8)         1.4
             Accounts payable                                              (17.9)         8.8
             Accrued expenses                                               57.0         56.4
             Income taxes payable                                           26.2         67.6
             Other non-current assets and liabilities                      (44.9)       (16.6)
                                                                        --------     --------
   Net cash provided by operating activities                               205.8        375.1

INVESTING ACTIVITIES
   Purchases of property                                                  (166.7)      (171.6)
   Proceeds from sale of property                                            5.2          4.1
   Proceeds from sale of businesses                                         19.3        100.0
   Payments made in connection with acquisitions,
     net of cash acquired                                                  (69.3)      (473.6)
                                                                        --------     --------
   Net cash used by investing activities                                  (211.5)      (541.1)

FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt                              134.0       (113.0)
   Proceeds from issuance of long-term debt                                202.2        725.2
   Repayment of long-term debt and capital lease obligations              (251.6)       (31.3)
   Decrease in revolving credit facility, net                               --         (432.0)
   Termination of receivable sales program                                  --          (40.0)
   Proceeds from issuance of convertible preferred securities, net                      144.5
   Proceeds from issuance of capital stock                                   5.3         26.0
   Purchases of treasury stock                                               3.3        (46.6)
   Dividends                                                               (61.6)       (55.2)
   Distributions on Trust preferred securities                             (13.8)       (11.8)
                                                                        --------     --------
   Net cash provided by financing activities                                17.8        165.8

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                (0.4)        (0.3)
                                                                        --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            11.7         (0.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            53.5         61.7
                                                                        --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   65.2     $   61.2
                                                                        ========     ========

Supplemental Cash Flow Information:
   Income taxes paid                                                    $   63.4     $   42.3
                                                                        ========     ========
   Interest paid, net of amounts capitalized                            $   57.0     $   77.5
                                                                        ========     ========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The B.F.Goodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be achieved for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's and Coltec Industries Inc's ("Coltec") Annual Reports on Form 10-K for the year ended December 31, 1998.

NOTE B: MERGER - On July 12, 1999, the Company completed its merger with Coltec. The merger has been accounted for as a pooling-of-interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Coltec as though Coltec had always been a part of BFGoodrich . As such, results for the three and nine month periods ended September 30, 1999 and 1998 represent the combined results of BFGoodrich and Coltec for these periods.

As a result of the merger, Coltec became a wholly-owned subsidiary of the Company. In accordance with the terms of the merger, each share of Coltec common stock was converted into the right to receive 0.56 shares of BFGoodrich common stock, totaling 35.5 million shares of BFGoodrich common stock.

In addition, the Company issued options to purchase 3.0 million shares of BFGoodrich common stock in exchange for options to purchase Coltec common stock outstanding immediately prior to the merger. These options vest and become exercisable in accordance with the terms and conditions of the original Coltec options. Also, the holders of the 5 1/4% Convertible Preferred Securities issued by Coltec Capital Trust, received the right to convert each such convertible preferred security into 0.955248 of a share of BFGoodrich common stock, subject to certain adjustments.

The following table presents sales, income from continuing operations and net income for the previously separate companies and the combined amounts presented within the income statement for the periods presented. The conforming accounting adjustments conform Coltec's accounting policies to BFGoodrich's accounting policies, the more significant of which include: (1) Coltec's landing gear business was changed from percentage of completion contract accounting to accrual accounting; (2) non-recurring engineering costs that were capitalized are now expensed unless they are contractually recoverable from the customer; and (3) Coltec's SFAS 106 transition obligation that was previously deferred and was being amortized to income over twenty years has now been recognized immediately upon initial adoption of SFAS 106.

                                                 (Dollars in millions)
                                       -----------------------------------------
                                       Three Months Ended      Nine Months Ended
                                           September 30,         September 30,
                                              1998                   1998
                                              ----                   ----
Sales
  BFGoodrich                                $    986.2            $  2,934.9
  Coltec                                         360.4               1,129.6
                                            ----------            ----------
  Combined                                  $  1,346.6            $  4,064.5
                                            ==========            ==========

Income from continuing operations:
  BFGoodrich                                $     59.7            $    169.8
  Coltec                                          27.4                  92.2
  Conforming accounting adjustment                (2.0)                  9.7
                                            ----------            ----------
  Combined                                  $     85.1            $    271.7
                                            ==========            ==========

Net Income:
  BFGoodrich                                $     59.7            $    168.2
  Coltec                                          27.4                  87.9
  Conforming accounting adjustment                (2.0)                  9.7
                                            ----------            ----------
  Combined                                  $     85.1            $    265.8
                                            ==========            ==========

The conforming accounting adjustments have also resulted in the following changes applicable to the Coltec balance sheet accounts: a decrease in inventories, income taxes payable and income retained in the business and an increase in postretirement benefits other than pensions and accrued expenses.

NOTE C: MERGER RELATED AND CONSOLIDATION COSTS - The Company has incurred $241.0 million of merger related and consolidation costs in 1999, $192.5 million of which were related to the Coltec merger. Merger related and consolidation reserves at June 30, 1999 and September 30, 1999, as well as activity during the third quarter, consisted of:

                                       (Dollars in millions)
                        --------------------------------------------------------
                            Balance                Reserve         Balance
                        June 30, 1999  Provision   Reduction  September 30, 1999
                        -------------  ---------   ---------  ------------------
Personnel related costs    $    7.5    $  112.2    $  (65.6)      $  54.1
Transaction costs                --        78.9       (76.9)          2.0
Consolidation                    --        13.6        (1.0)         12.6
                           --------    --------    --------       -------
                           $    7.5    $  204.7    $ (143.5)      $  68.7
                           ========    ========    ========       =======


During the third quarter of 1999, the Company recorded merger related and consolidation costs of $204.7 million, of which $8.6 million represents non-cash asset impairment charges. These costs related primarily to personnel related costs, transaction costs and consolidation costs. The reduction in reserves of $143.5 million related to cash payments during the quarter.

Personnel related costs include severance, change in control and relocation costs. Personnel related costs associated with the Coltec merger were $96.4 million, consisting of $61.8 million incurred under change in control provisions in employment agreements, $29.9 million in employee severance costs and $4.7 million of relocation costs. Personnel related costs also include employee severance costs of $5.9 million for reductions in Performance Materials (approximately 85 positions), $2.1 million for reductions in Engineered Industrial Products (approximately 125 positions) and $7.8 million for reductions in Aerospace (approximately 400 positions).

Transaction costs were associated with the Coltec merger and include investment banking fees, accounting fees, legal fees, litigation settlement costs, registration and listing fees and other transaction costs.

Consolidation costs include facility consolidation costs and asset impairment charges. Consolidation costs associated with the Coltec merger were $7.1 million, consisting primarily of a $6.6 million non-cash impairment charge for the former BFGoodrich and Aerospace headquarters buildings in Ohio. Consolidation costs also included a $2.0 million non-cash charge related to the write-off of the Company's investment in a research and development joint venture and $1.5 million, $1.7 million and $1.3 million related to realignment activities at Performance Materials, Engineered Industrial Products and Aerospace, respectively.

During the first six months of 1999, the Company recorded $36.3 million of merger related and consolidation costs, $10.1 million of which related to certain executive severance payments and employee relocation costs related to the Coltec merger and $26.2 million related to employee termination payments resulting from realignment of the Performance Materials Segment headquarters (approximately 140 positions) and the Company's Advanced Technology Group (approximately 15 positions) as well as from reductions at certain Performance Materials operating locations (approximately 40 positions).

NOTE D: ACQUISITIONS - In September 1999, the Company's Aerospace segment acquired a manufacturer of spacecraft attitude determination and control systems and sensor and imaging instruments. The preliminary purchase price of $33 million includes approximately $32 million of goodwill, which is being amortized using the straight-line method over 20 years. The purchase price allocation has been based on preliminary estimates.

In May 1999, the Company's Aerospace segment purchased the remaining 50 percent interest in a joint venture it did not previously own. The joint venture, located in Singapore, overhauls and repairs thrust reversers, nacelles and nacelle components. The preliminary purchase price of $11.5 million includes approximately $6 million of goodwill. Results for the year have been included on a consolidated basis with corresponding adjustments being made to equity income and minority interests, both of which are included in other income.
Goodwill is being amortized using the straight-line method over 20 years.

In March 1999 the Company's Performance Materials segment acquired a textile coatings business. The preliminary purchase price of $19.6 million includes approximately $11 million of goodwill. The purchase price allocation has been based on preliminary estimates. Goodwill is being amortized using the straight-line method over 20 years.

Also, in March 1999, the Company's Aerospace segment acquired a developer of micro-electromechanical systems, which integrate electrical and mechanical components to form "smart" sensing and control devices. The preliminary purchase price of $12 million includes approximately $9 million of goodwill. The purchase agreement provides for additional consideration to be paid over the next six years based on a percentage of net sales. The additional consideration for the first five years, however, is guaranteed not to be less than $3.5 million. As the $3.5 million of additional consideration is not contingent on future events, it has been included in the $12 million purchase price noted above. All additional contingent amounts payable under the purchase agreement will be recorded as additional purchase price when earned and amortized over the remaining life of the goodwill. Goodwill is being amortized using the straight-line method over 15 years.

NOTE E: INVENTORIES - Inventories included in the accompanying condensed consolidated balance sheet consist of:

                                                    (Dollars in millions)
                                                 ----------------------------
                                                 September 30,   December 31,
                                                     1999           1998
                                                 -------------   ------------
FIFO or average cost
  (which approximates current costs):
  Finished products                               $    314.4     $    289.8
  In process                                           533.2          587.3
  Raw materials and supplies                           291.8          229.0
                                                  ----------     ----------
                                                     1,139.4        1,106.1
Less:
  Reserve to reduce certain
    inventories to LIFO                                (72.0)         (73.4)
  Progress payments and advances                       (84.6)         (65.0)
                                                  ----------     ----------

Total                                             $    982.8     $    967.7
                                                  ==========     ==========


In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $85.6 million related to design and development costs on the 717-200 program through September 30, 1999. In addition, the Company has excess-over-average inventory of $49.4 million related to costs associated with the production of the flight test inventory and the first production units on this program. The aircraft was certified by the FAA on September 1, 1999, and Boeing is actively marketing the plane. Recovery of these costs will depend on the ultimate number of aircraft delivered.

NOTE F: BUSINESS SEGMENT INFORMATION - The Company's operations are classified into three reportable business segments: BFGoodrich Aerospace ("Aerospace"), BFGoodrich Engineered Industrial Products ("Engineered Industrial Products") and BFGoodrich Performance Materials ("Performance Materials"). The Company's three reportable business segments are managed separately based on fundamental differences in their operations.

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

                                                       (Dollars in millions)
                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
                                          1999           1998           1999           1998
                                          ----           ----           ----           ----
Sales
  Aerospace                           $    855.2     $    862.4     $  2,747.3     $  2,565.8
  Engineered Industrial Products           170.6          179.4          542.7          600.6
  Performance Materials                    306.3          304.8          917.3          898.1
                                      ----------     ----------     ----------     ----------
    Total Sales                       $  1,332.1     $  1,346.6     $  4,207.3     $  4,064.5
                                      ==========     ==========     ==========     ==========
Operating Income
  Aerospace                           $    130.9     $    128.5     $    418.3     $    351.0
  Engineered Industrial Products            28.1           35.2           99.3           96.8
  Performance Materials                     39.4           37.4          115.6          114.2
                                      ----------     ----------     ----------     ----------
                                      $    198.4     $    201.1     $    633.2     $    562.0
  Corporate General and
    Administrative Expenses                (19.9)         (20.4)         (64.0)         (62.1)
  Merger Related and
    Consolidation Costs                   (204.7)        --             (241.0)        --
                                      ----------     ----------     ----------     ----------
    Total Operating Income            $    (26.2)    $    180.7     $    328.2     $    499.9
                                      ==========     ==========     ==========     ==========

                                      September 30, 1999    December 31, 1998
                                      ------------------    -----------------
Assets
  Aerospace                                $ 2,976.8             $ 2,844.9
  Engineered Industrial Products               412.3                 404.0
  Performance Materials                      1,411.0               1,369.5
  Corporate                                    644.5                 634.3
                                           ---------             ---------
    Total Assets                           $ 5,444.6             $ 5,252.7
                                           =========             =========

NOTE G: EARNINGS PER SHARE - The computation of basic and diluted earnings per share for income from continuing operations is as follows:

(In millions, except per share amounts)                    Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                         -----------------------    ----------------------
                                                           1999          1998         1999         1998
                                                           ----          ----         ----         ----
Numerator:
   Income from continuing operations
      for basic earnings per share - income
      available to common shareholders                   $   (70.9)    $    85.1    $   103.3    $   271.7
                                                         =========     =========    =========    =========

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                        110.1         110.8        109.9        110.3
                                                         ---------     ---------    ---------    ---------
   Effect of dilutive securities:
      Stock options, warrants and restricted shares           --             0.7          0.9          1.3
      Convertible Notes                                       --            --           --            0.7
      Convertible Preferred Securities                        --             2.9       --              1.8
                                                         ---------     ---------    ---------    ---------
   Dilutive potential common shares                           --             3.6          0.9          3.8
                                                         ---------     ---------    ---------    ---------
      Denominator for diluted earnings per
        share - adjusted weighted-average shares
        and assumed conversions                              110.1         114.4        110.8        114.1
                                                         =========     =========    =========    =========
Per share income from continuing operations:
   Basic                                                 $    (.64)    $     .77    $     .94    $    2.46
                                                         =========     =========    =========    =========
   Diluted                                               $    (.64)    $     .76    $     .93    $    2.41
                                                         =========     =========    =========    =========


NOTE H:  COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

(Dollars in millions)                      Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                          -------------------    ---------------------
                                            1999        1998        1999         1998
                                            ----        ----        ----         ----
Net Income (Loss)                         $ (70.9)    $  85.1    $  103.3     $  265.8
Other Comprehensive Income
  Unrealized translation adjustments
      during period                           0.6         7.1       (18.8)        (2.0)
                                          -------     -------    --------     --------
Total Comprehensive Income (Loss)         $ (70.3)    $  92.2    $   84.5     $  263.8
                                          =======     =======    ========     ========

Accumulated other comprehensive income consists of the following (dollars in millions):

                                              September 30, 1999    December 31, 1998
                                              ------------------    -----------------

Cumulative unrealized translation adjustments     $  (29.7)               $ (10.9)
Minimum pension liability adjustment                  (4.2)                  (4.2)
                                                  --------                -------
                                                  $  (33.9)               $ (15.1)
                                                  ========                =======

NOTE I:   CONTINGENCIES

GENERAL
There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

ENVIRONMENTAL
The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA"), or similar state agencies, in connection with several sites.

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

At September 30, 1999, the Company has recorded in Accrued Expenses and in Other Non-current Liabilities a total of $114.1 million to cover future environmental expenditures.

The Company believes that its reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not be material to the Company's financial condition but could be material to the Company's results of operations in a given period.

ASBESTOS
As of September 30, 1999 two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 92,600 actions (including approximately 7,300 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During the first nine months of 1999, these two subsidiaries of the Company received approximately 25,900 new actions compared to approximately 28,700 new actions received during the first nine months of 1998. Through September 30, 1999, approximately 276,200 of the approximately 368,800 total actions brought have been settled or otherwise disposed.

Payments were made by the Company with respect to asbestos liability and related costs aggregating $58.0 million and $34.4 million for the first nine months of 1999 and 1998, respectively, substantially all of which were covered by insurance. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Related to payments not covered by insurance, the Company recorded charges to operations amounting to $6.0 million during the first nine months of 1999 and 1998.

In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of September 30, 1999, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $132.8 million and the Company expects that this cost will be substantially covered by insurance.

With respect to the 85,300 outstanding actions as of September 30, 1999, which are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty what, if any, potential liability or costs may be incurred by the Company. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Subsidiaries of the Company continue to distribute encapsulated asbestos-bearing product in the United States with annual sales of less than $1.5 million. All sales are accompanied by appropriate warnings. The end users of such product are sophisticated users who utilize the product for critical applications where no known substitutes exist or have been approved.

Insurance coverage of a small non-operating subsidiary formerly distributing asbestos-bearing products is nearly depleted. Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and given the substantial amount of insurance coverage that the Company expects to be available from its solvent carriers to cover the majority of its exposure, the Company believes that pending and reasonably anticipated future actions are not likely to have a materially adverse effect on the Company's consolidated results of operations or financial condition, but could be material to the

Company's results of operations in a given period. Although the insurance coverage which the Company has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. The Company's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

The Company has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, the Company has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos-related matters and the receivable from insurance carriers included in the Consolidated Balance Sheets are as follows:

                                               (Dollars in millions)
                                       September 30,              December 31,
                                           1999                       1998
                                          ------                     ------

Accounts and notes receivable             $129.9                     $95.4
Other assets                                29.7                      32.6
Accrued expenses                           111.5                      89.7
Other liabilities                           21.3                      22.8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

MERGER

On July 12, 1999, the Company completed its merger with Coltec. The merger has been accounted for as a pooling-of-interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Coltec as though Coltec had always been a part of BFGoodrich . As such, results for the three and nine month periods ended September 30, 1999 and 1998 represent the combined results of BFGoodrich and Coltec.

The following table presents sales, income from continuing operations and net income for the previously separate companies and the combined amounts presented within the income statement for the periods presented.

                                                (Dollars in millions)
                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                                1998                1998
                                                ----                ----
Sales
  BFGoodrich                                 $    986.2          $  2,934.9
  Coltec                                          360.4             1,129.6
                                             ----------          ----------
  Combined                                   $  1,346.6          $  4,064.5
                                             ==========          ==========

Income from continuing operations:
  BFGoodrich                                 $     59.7          $    169.8
  Coltec                                           27.4                92.2
  Conforming accounting adjustment                 (2.0)                9.7
                                             ----------          ----------
  Combined                                   $     85.1          $    271.7
                                             ==========          ==========

Net Income:
  BFGoodrich                                 $     59.7          $    168.2
  Coltec                                           27.4                87.9
  Conforming accounting adjustment                 (2.0)                9.7
                                             ----------          ----------
  Combined                                   $     85.1          $    265.8
                                             ==========          ==========

MERGER-RELATED AND CONSOLIDATION COSTS

During the third quarter, the Company recorded merger-related and consolidation costs of $204.7 million, of which $8.6 million represents non-cash asset impairment charges. These costs related primarily to personnel related costs, transaction costs and consolidation costs (see Note C of the accompanying unaudited condensed combined financial statements for further details).

The Company has identified additional merger related and consolidation costs of approximately $60 million that will be recorded during the fourth quarter and throughout next year. The timing of these costs is dependent on the finalization and approval of management's plans. These costs consist primarily of costs associated with the consolidation of its landing gear facilities, the reorganization of operating facilities and for the relocation of personnel.

The Company expects to achieve costs savings of up to $60 million per year by 2002 related to the merger with Coltec.

TOTAL COMPANY

                             1999 AND 2000 OUTLOOK

The Company has revised its earnings per share outlook to be between $3.20 and $3.30 in 1999, compared to $2.91 in 1998, excluding special items. The revised earnings outlook reflects continued pricing pressure and higher raw material costs in Performance Materials, and continued softness across most markets served by the Engineered Industrial Products segment. Other factors included initial dilution from the Coltec merger and delays in closing the transaction, which postponed the realization of cost synergies.

Looking ahead to 2000, the Company expects the same market issues that have affected results in the second half of 1999 to continue. These pressures, together with a further decline in commercial aircraft production, will most likely result in relatively flat financial performance in 2000 compared to 1999. This outlook includes $25 million in annual headquarter cost savings beginning in 2000 and significant operational savings through consolidation of businesses and facilities.

                       THIRD QUARTER OF 1999 COMPARED WITH
                              THIRD QUARTER OF 1998

Sales during the quarter ended September 30, 1999, decreased by $14.5 million, or 1.1 percent from sales during the same period last year. Sales decreased by
0.8 percent for Aerospace, and by 4.9 percent for Engineered Industrial Products and increased by 0.5 percent for Performance Materials as compared to the 1998 third quarter. The reasons for these fluctuations as compared to last year are discussed by segment below.

Cost of sales as a percent of sales increased slightly from 71.4 percent in 1998 to 71.6 percent in 1999. Despite the reduction in sales between periods noted above, management has been able to lower its controllable costs through operating improvement initiatives.

Selling and administrative costs as a percent of sales decreased slightly from
15.1 percent in 1998 to 15.0 percent in 1999. This is due primarily to the Company's efforts to control costs, especially given the decrease in sales noted above.

Merger related and consolidation costs of $204.7 million were recorded during the third quarter of 1999. These costs relate primarily to costs associated with the Coltec merger (see further discussion under merger related and consolidation costs section above and in Note C of the accompanying unaudited condensed consolidated financial statements).

Excluding merger related and consolidation costs, operating income decreased $2.2 million, or 1.2 percent, from $180.7 million in 1998 to $178.5 million in 1999. Operating income increased by $2.4 million in the Aerospace Segment and by $2.0 million in the Performance Materials Segment and decreased by $7.1 million in the Engineered Industrial Products Segment. Operating income by segment is discussed in greater detail below.

Interest expense-net increased $0.7 million from $32.7 million in 1998 to $33.4 million in 1999.

Other expense-net decreased $1.0 million from $4.6 million in the third quarter of 1998 to $3.6 million in the third quarter of 1999.

The Company's effective tax rate excluding special items, decreased from 37.4 percent to 37.0 percent, quarter to quarter.

                     FIRST NINE MONTHS OF 1999 COMPARED WITH
                            FIRST NINE MONTHS OF 1998

Sales during the first nine months of 1999 increased by $142.8 million, or 3.5 percent, over sales during the same period last year. Sales increased by 7.1 percent for Aerospace and by 2.1 percent for Performance Materials and decreased by 9.6 percent for Engineered Industrial Products as compared to 1998. The reasons for these fluctuations are discussed by segment below.

Cost of sales as a percent of sales decreased from 72.2 percent in 1998 to 71.4 percent in 1999. The decrease is a result of the Company's efforts to improve productivity and to lower manufacturing and material costs.

Selling and administrative costs as a percent of sales decreased from 15.5 percent in 1998 to 15.1 percent in 1999. Most of the decrease has come from the Performance Materials and Engineered Industrial Products Segments where level to declining sales volumes have led to increased focus on controlling costs.

Merger related and consolidation costs of $241.0 million were recorded during the first nine months of 1999. See further discussion under the merger related and consolidation costs section above and Note C to the accompanying unaudited condensed consolidated financial statements.

Excluding merger related and consolidation costs, operating income increased $69.3 million, or 13.9 percent, from $499.9 million in 1998 to $569.2 million in 1999. Operating income increased by $67.3 million in the Aerospace Segment, $1.4 million in the Performance Materials Segment and by $2.5 million in the Engineered Industrial Products Segment. Operating income by segment is discussed in greater detail below.

Interest expense-net increased $4.5 million, or 4.7 percent, from $94.8 million in 1998 to $99.3 million in 1999.

Other (income) expense-net increased $52.2 million from $46.1 million of income in the first nine months of 1998 to $6.1 million of expense in the first nine months of 1999. Excluding the gain on the sale of Holley Performance Products in 1998 of $58.3 million, other expense - net was $12.2 million through the first nine months of 1998. The resulting decrease between periods is primarily due to a $3.2 million gain in 1999 on the sale of the Company's remaining interest in its DTM subsidiary.

The Company's effective tax rate, excluding special items, decreased from 37.2 percent to 36.5 percent, period to period. The reduced effective tax rate between periods is primarily due to expected additional benefits from the Company's foreign, state and local tax planning during 1999.

The Company recognized a $1.6 million after-tax charge during the first quarter of 1998 related to a business previously divested and reported as a discontinued operation. The Company also recorded an extraordinary charge in 1998 of $4.3 million, net of taxes, in connection with the early repayment of debt.

BUSINESS SEGMENT PERFORMANCE

                                SEGMENT ANALYSIS

                                             Three Months Ended September 30,              Nine Months Ended September 30,

 (Dollars in Millions)                            1999                1998                   1999                  1998
--------------------------------------------------------------------------------------------------------------------------
 SALES:

    Aerospace                              $      855.2          $     862.4            $   2,747.3            $  2,565.8

    Engineered Industrial Products                170.6                179.4                  542.7                 600.6

    Performance Materials                         306.3                304.8                  917.3                 898.1
--------------------------------------------------------------------------------------------------------------------------

      Total                                $    1,332.1          $   1,346.6            $   4,207.3            $  4,064.5
==========================================================================================================================
 OPERATING INCOME:

    Aerospace                              $      130.9          $     128.5            $     418.3            $    351.0

    Engineered Industrial Products                 28.1                 35.2                   99.3                  96.8

    Performance Materials                          39.4                 37.4                  115.6                 114.2
--------------------------------------------------------------------------------------------------------------------------

    Total Reportable Segments                     198.4                201.1                  633.2                 562.0

    Merger Related and Consolidation Costs       (204.7)                 --                  (241.0)                  --

    Corporate                                     (19.9)               (20.4)                 (64.0)                (62.1)
---------------------------------------------------------------------------------------------------------------------------

      Total                                 $     (26.2)         $     180.7            $     328.2            $    499.9
===========================================================================================================================


The Company's operations are classified into three reportable business segments:
BFGoodrich Aerospace ("Aerospace"), BFGoodrich Engineered Industrial Products ("Engineered Industrial Products") and BFGoodrich Performance Materials ("Performance Materials"). Aerospace consists of four business groups:
Aerostructures; Landing Systems; Sensors and Integrated Systems; and Maintenance, Repair and Overhaul ("MRO"). They serve commercial, military, regional, business and general aviation markets.

Engineered Industrial Products is a single business group. This group manufactures industrial seals; gaskets; packing products; self-lubricating bearings; diesel, gas and dual fuel engines; air compressors; spray nozzles and vacuum pumps.

Performance Materials consists of three business groups: Textile and Coatings Solutions; Polymer Additives and Specialty Plastics; and Consumer Specialties. These groups provide materials for a wide range of end use market applications including textiles, coatings, food & beverage, personal care, pharmaceuticals, graphic arts, industrial piping, plumbing and transportation.

Corporate includes general corporate administrative costs and Advanced Technology Group research expenses. Beginning in 2000, such research expenses will be reported within segment operating income. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment. Merger related and consolidation costs are presented separately and are discussed above (see further discussion under merger related and consolidation costs section and Note C to the accompanying unaudited condensed consolidated financial statements).

An expanded analysis of sales and operating income by business segment follows.

AEROSPACE


(Dollars in millions)

                                                  Three Months Ended September 30,           Nine Months Ended September 30,
                                                 -----------------------------------     --------------------------------------
                                                  1999            1998      % Change       1999            1998        % Change
                                                  -----           ----      --------       ----            ----        --------
SALES
 Aerostructures                                  $248.5          $276.3      (10.1)     $  881.9         $  861.3         2.4
 Landing Systems                                  251.8           239.4        5.2         782.4            695.9        12.4
 Sensors and Integrated Systems                   230.5           229.8        0.3         696.6            676.5         3.0
 MRO                                              124.4           116.9        6.4         386.4            332.1        16.4
                                                 ------          ------                 --------         --------
     Total Sales                                 $855.2          $862.4       (0.8)     $2,747.3         $2,565.8         7.1
                                                 ======          ======                 ========         ========

OPERATING INCOME
 Aerostructures                                   $39.1          $ 44.5      (12.1)     $  136.5         $  127.3         7.2
 Landing Systems                                   40.2            33.7       19.3         121.4             80.7        50.4
 Sensors and Integrated Systems                    44.8            42.9        4.4         130.4            123.2         5.8
 MRO                                                6.8             7.4       (8.1)         30.0             19.8        51.5
                                                 ------          ------                 --------         --------
     Total Operating Income                      $130.9          $128.5        1.9      $  418.3         $  351.0        19.2
                                                 ======          ======                 ========         ========


OPERATING INCOME AS A PERCENT OF SALES
 Aerostructures                                    15.7            16.1                     15.5             14.8
 Landing Systems                                   16.0            14.1                     15.5             11.6
 Sensors and Integrated Systems                    19.4            18.7                     18.7             18.2
 MRO                                                5.5             6.3                      7.8              6.0

     Total Aerospace                               15.3            14.9                     15.2             13.7

               THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998


Sales of BFGoodrich Aerospace decreased $7.2 million, or 0.8 percent, from $862.4 million in the third quarter of 1998 to $855.2 million in the third quarter of 1999. The decrease was attributable to lower after-market sales at Aerostructures ($28 million), partially offset by acquisitions ($9 million) and higher after-market demand for wheels and brakes ($10 million) and landing gear maintenance services ($3 million).

Aerospace operating income increased $2.4 million, or 1.9 percent, from $128.5 million in the third quarter of 1998 to $130.9 million in the third quarter of 1999. The increase was attributable to increased demand for sensors and after-market sales of wheels and brakes, partially offset by reduced after-market demand for nacelles.

AEROSTRUCTURES GROUP: Sales for the third quarter of 1999 decreased $27.8 million, or 10.1 percent, from $276.3 million in the third quarter of 1998 to $248.5 million in the third quarter of 1999. Lower aftermarket sales, along with the MD-90 program no longer being in production, resulted in most of the decrease.

Operating income decreased $5.4 million, or 12.1 percent, from $44.5 million in the third quarter of 1998 to $39.1 million in the third quarter of 1999. The decrease is attributable to the decline in volumes noted above as well as costs associated with the site consolidation efforts announced during the fourth quarter of last year.

LANDING SYSTEMS GROUP: Sales for the third quarter of 1999 increased $12.4 million, or 5.2 percent, from $239.4 million in the third quarter of 1998 to $251.8 million during the third quarter of 1999. The increase resulted from strong after-market demand for wheels and brakes ($9.6 million) and acquisitions ($4.7 million), partially offset by reduced demand for landing gear components ($1 million). The increased demand for wheels and brakes came from the commercial (A321 and A330/340), regional (Dash8-400 and ERJ145LR) and military (C-5 and F16HD) markets. Landing gear sales decreased due to reduced OEM demand during the quarter

Operating income increased $6.5 million, or 19.3%, from $33.7 million during the third quarter of 1998 to $40.2 million during the third quarter of 1999. The increase resulted primarily from increased sales of after-market wheels and brakes.

SENSORS & INTEGRATED SYSTEMS GROUP: Sales for the third quarter of 1999 increased $0.7 million, or 0.3 percent, from $229.8 million in the third quarter of 1998 to $230.5 million in the third quarter 1999. The increase is attributable to higher component sales to the industrial gas turbine market and additional work performed in support of new satellite programs, largely offset by lower sales of fuel management systems.

Operating income increased $1.9 million, or 4.4 percent, from $42.9 million during the third quarter of 1998 to $44.8 million during the third quarter of 1999. Operating margins continued to benefit from operating improvement initiatives and an improvement in product mix, partially offset by increased research and development expenditures on the helicopter health and usage monitoring system (HUMS).

MRO GROUP: Sales for the third quarter of 1999 increased $7.5 million, or 6.4 percent, from $116.9 million in the third quarter of 1998 to $124.4 million in the third quarter of 1999. The increase is attributable to increased demand for landing gear maintenance services ($3.5 million) and the acquisition of the remaining 50 percent interest of a joint venture business in the Asia pacific region and the subsequent consolidation of the joint venture's results ($4.6 million). Demand for the group's airframe maintenance services was flat as compared to the prior year period and was slightly down for its component maintenance services.

Operating income decreased $0.6 million, or 8.1 percent, from $7.4 million in the third quarter of 1998 to $6.8 million in the third quarter of 1999. The decrease was caused by several non-recurring expense items involving sales credits and material cost adjustments. Excluding these items, operating income was $1.1 million greater in the third quarter of 1999 than in 1998 due primarily to the increased sales noted above.

        FIRST NINE MONTHS OF 1999 COMPARED WITH FIRST NINE MONTHS OF 1998

Sales by BFGoodrich Aerospace increased by $181.5 million, or 7.1 percent, from $2,565.8 million during the first nine months of 1998 to $2,747.3 million during the first nine months of 1999. The increase is primarily attributable to the PW4000 settlement noted within the Company's second quarter Form 10-Q, acquisitions, increased sales of landing gear components and strong after-market demand for wheels and brakes.

Aerospace operating income increased $67.3 million, or 19.2 percent, from $351.0 million during the first nine months of 1998 to $418.3 million during the first nine months of 1998. The factors noted above resulting in the increase in sales also apply to the increase in operating income.

AEROSTRUCTURES GROUP: Sales for the first nine months of 1999 increased $20.6 million, or 2.4 percent, from $861.3 million in the first nine months of 1998 to $881.9 million in the first nine months of 1999. Higher after-market sales and the PW4000 settlement contributed to most of the increase more than offsetting lower OEM sales.

Operating income increased $9.2 million, or 7.2 percent, from $127.3 million during the first nine months of 1998 to $136.5 million during the first nine months of 1999. The increase is primarily attributable to higher after-market sales that generally carry a higher margin than OEM sales and the settlement of the PW4000 claim partially offset by higher manufacturing costs associated with the close of the Group's Tolo facility and the start-up of the Group's Arkadelphia facility.

LANDING SYSTEMS GROUP: Sales for the first nine months of 1999 increased $86.5 million, or 12.4 percent, from $695.9 million in the first nine months of 1998 to $782.4 million in the first nine months of 1999. The increase is attributable to higher commercial OEM sales of landing gear ($34 million), acquisitions ($20.0 million) and higher after-market demand for wheels and brakes and aircraft seats ($25 million).

Operating income increased $40.7 million, or 50.4 percent, from $80.7 million in the first nine months of 1998 to $121.4 million in the first nine months of 1999. An overall favorable sales mix, increased volume, acquisitions and operating improvement initiatives all contributed to the improved results.

SENSORS & INTEGRATED SYSTEMS GROUP: Sales for the first nine months of 1999 increased $20.1 million, or 3 percent, from $676.5 million in the first nine months of 1998 to $696.6 million in the first nine months of 1999. The increase resulted from higher volumes of sensors and gas turbine engine components, partially offset by lower volumes of fuel management products.

Operating income increased $7.2 million, or 5.8 percent, from $123.2 million during the first nine months of 1998 to $130.4 million during the first nine months of 1999. This increase reflects the impact of higher sales volumes and a favorable sales mix of higher margin after-market spares, partially offset by increased spending on HUMS.

MRO GROUP: Sales for the first nine months of 1999 increased $54.3 million, or
16.4 percent, from $332.1 million in the first nine months of 1998 to $386.4 million in the first nine months of 1999. The increase reflects higher demand for airframe, component and landing gear overhaul maintenance services in addition to the acquisition of the remaining interest of a joint venture business in the Asia Pacific region.

Operating income increased by $10.2 million, or 51.5 percent, from $19.8 million during the first nine months of 1998 to $30.0 million during the first nine months of 1999. The increase is principally due to the higher demand experienced in all of the MRO markets served by the Company ($5 million), as well as the impact of the acquisition noted above ($5 million).

ENGINEERED INDUSTRIAL PRODUCTS

(Dollars in millions)

                                                 Three Months Ended September 30,           Nine Months Ended September 30,
                                               -------------------------------------      -------------------------------------
                                                1999           1998         $ Change        1999          1998         % Change
                                                ----           ----         --------        ----          ----         --------
SALES                                          $170.6         $179.4          (4.9)       $542.7         $600.6          (9.6)
OPERATING INCOME                                 28.1           35.2         (20.2)         99.3           96.8           2.6
OPERATING INCOME AS A PERCENT OF SALES
                                                 16.5           19.6                        18.3           16.1


               THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

Sales decreased by $8.8 million, or 4.9 percent, from $179.4 million in the third quarter of 1998 to $170.6 million in the third quarter of 1999. The decrease was attributable to reduced volumes in most businesses, especially in the sealing technology, sprayer and compressor product lines. The decreased volumes resulted from weak business conditions in most of the markets served by the Segment.

Operating income decreased $7.1 million, or 20.2 percent, from $35.2 million in the third quarter of 1998 to $28.1 million in the third quarter of 1999. The decrease in operating income between periods was primarily attributable to the decline in volume discussed above.

        FIRST NINE MONTHS OF 1999 COMPARED WITH FIRST NINE MONTHS OF 1998

Sales decreased $57.9 million, or 9.6 percent, from $600.6 million in the first nine months of 1998 to $542.7 million in the first nine months of 1999. The decrease in sales was attributable to a 1998 disposition ($37 million) and reduced volumes in most of the Segment's businesses ($24 million), partially offset by favorable prices and mix ($4 million). The reduced volumes were attributable to weakness experienced in most markets served by the Segment, especially in the sealing technology, spray nozzle, diesel engine and compressor markets.

Operating income increased by $2.5 million, or 2.6 percent, from $96.8 million in the first nine months of 1998 to $99.3 million in the first nine months of 1999. Excluding the impact of dispositions ($6 million) and non-recurring charges ($15 million) during the first nine months of 1998, operating income decreased by $16.5 million. The non-recurring charges in 1998 related to Y2K costs and a warranty issue related to previously sold diesel engines. The decrease in operating income between periods was due to the market weakness noted above.

PERFORMANCE MATERIALS

(Dollars in millions)

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            --------------------------------    -------------------------------
                                              1999         1998     % Change      1999       1998      % Change
                                              ----         ----     --------      ----       ----      --------
SALES
 Textile and Coatings Solutions             $  154.4    $  158.5      (2.6)    $  467.7    $  459.0      1.9
 Polymer Additives and
   Specialty Plastics                          107.1       103.7       3.3        318.7       322.7      1.2
 Consumer Specialties                           44.8        42.6       5.2        130.9       116.4     12.5
                                            --------    --------               --------    --------
     Total Sales                            $  306.3    $  304.8       0.5     $  917.3    $  898.1      2.1
                                            ========    ========               ========    ========


OPERATING INCOME
 Textile and Coatings Solutions             $   12.9    $   16.3     (20.9)    $   34.8    $   52.8    (34.1)
 Polymer Additives and
   Specialty Plastics                           20.3        14.1      44.0         57.1        41.5     37.6
 Consumer Specialties                            6.2         7.0     (11.4)        23.7        19.9     19.1
                                            --------    --------               --------    --------
     Total Operating Income                 $   39.4    $   37.4       5.3     $  115.6    $  114.2      1.2
                                            ========    ========               ========    ========

OPERATING INCOME AS A PERCENT OF SALES
 Textile and Coating Solutions                   8.4        10.3                    7.4        11.5
 Polymer Additives and
   Specialty Plastics                           19.0        13.6                   17.9        12.9
 Consumer Specialties                           13.8        16.4                   18.1        17.1

     Total Performance Materials                12.9        12.3                   12.6        12.7


               THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

Sales for the Performance Materials Segment increased $1.5 million, or 0.5 percent, from $304.8 million during the third quarter last year to $306.3 million during the third quarter this year. The increase was attributable to increased volumes (3 percent, or $8 million) and acquisitions ($5 million), offset by unfavorable pricing in each of the Groups ($11 million).

Operating income increased $2.0 million, or 5.3 percent, from $37.4 million in 1998 to $39.4 million in the third quarter of 1999. The increase reflects higher volumes ($4 million), lower variable costs primarily related to raw material prices ($3 million) and manufacturing efficiencies/overhead cost controls ( $6 million), offset by an unfavorable pricing environment in most of the markets served (3 percent, or $11 million).

TEXTILE AND COATINGS SOLUTIONS GROUP: Sales decreased $4.1 million, or 2.6 percent, from $158.5 million in the third quarter of 1998 to $154.4 million in the third quarter of 1999. The decrease was driven by continued weak pricing ($5 million) and volume declines ($3 million), partially offset by an acquisition ($5 million). Most of the Group's businesses continue to experience lower volumes and prices then in the prior year primarily resulting from an overall industry slump which has led to increased competition and pricing pressures.

Operating income decreased by $3.4 million, or 20.9 percent, from $16.3 million in the third quarter of 1998 to $12.9 million in the third quarter of 1999. Lower raw material costs and savings from operating improvement initiatives partially offset the negative impact of the price and volume declines noted above.

POLYMER ADDITIVES AND SPECIALTY PLASTICS GROUP: Sales increased by $3.4 million, or 3.3 percent, from $103.7 million during the third quarter of 1998 to $107.1 million during the third quarter of 1999. Favorable volumes in North America, Asia and the Middle East ($7 million), more than offset price reductions ($4 million) seen primarily in the rubber chemicals markets. Volume continues to be strong for the Group's TempRite high heat resistant plastics, as a robust construction market drove strength in the plumbing, fire sprinkler, and industrial piping markets.

Operating income increased $6.2 million, or 44.0 percent, from $14.1 million during the third quarter of 1998 to $20.3 million during the third quarter of 1999. The increase was primarily attributable to savings from various operating improvement initiatives coupled with higher demand for and a favorable sales mix of higher margin TempRite high heat resistant products, partially offset by lower sales prices in many of the Group's other products.

THE CONSUMER SPECIALTIES GROUP: Sales increased $2.2 million, or 5.2 percent, from $42.6 million in the third quarter of 1998 to $44.8 million in the third quarter of 1999. The increase was attributable to higher volumes and mix ($3 million), partially offset by lower prices in certain of the Group's products ($1 million). New applications drove volume increases in the personal care and pharmaceutical markets served by the Group.

Operating income decreased $0.8 million, or 11.4 percent, from $7.0 million in the third quarter of 1998 to $6.2 million in the third quarter of 1999. Despite the sales increase noted above, operating income decreased between periods as a result of incremental plant maintenance costs incurred during the third quarter of 1999 as part of the Group's Y2K compliance plan.

        FIRST NINE MONTHS OF 1999 COMPARED WITH FIRST NINE MONTHS OF 1998

Sales increased $19.2 million, or 2.1 percent, from $898.1 million in the first nine months of 1998 to $917.3 million in the first nine months of 1999. Acquisitions (primarily Freedom Chemical, which was acquired in March of 1998) accounted for $74 million of the sales increase, offset by $55 million of unfavorable volume, price, and mix. Volumes for many of the Segment's products have been down due to a deterioration of end markets served by the Segment and increased competition that has resulted. Inexpensive imports and certain areas of foreign economic weakness have put additional pressure on pricing, causing year-to-date prices to be down more than 3 percent versus the first nine months of 1998.

Operating income increased by $1.4 million, or 1.2 percent, from $114.2 million in the first nine months of 1998 to $115.6 million in the first nine months of 1999. The increase was attributable to reduced raw material costs, increased manufacturing productivity and overhead cost controls, which more than offset the income erosion from the price and volume declines mentioned above.

TEXTILE AND COATINGS SOLUTIONS GROUP: Sales increased by $8.7 million, or 1.9 percent, from $459.0 million in the first nine months of 1998 to $467.7 million in the first nine months of 1999. The increase in sales is solely related to the Freedom acquisition and the inclusion of nine months results in 1999 and only six months in 1998. The impact of the acquisition was sufficient to offset the volume and price declines experienced by the Group's other businesses.

Operating income decreased by $18.0 million, or 34.1 percent, from $52.8 million in the first nine months of 1998 to $34.8 million in the first nine months of 1999. The impact of the acquisition was not sufficient enough to offset the unfavorable volume and price declines noted above, particularly in regards to the textile markets served by the Group.

POLYMER ADDITIVES AND SPECIALTY PLASTICS GROUP: Sales decreased by $4.0 million, or 1.2 percent, from $322.7 million in the first nine months of 1998 to $318.7 million in the first nine months of 1999. The decrease was caused primarily by price reductions ($13 million), offset by favorable volumes and improved mix ($9 million). The price reductions impacted most of the Group's products, while the volume increase was driven primarily by the Group's TempRite high-heat resistant plastics products.

Operating income increased $15.6 million, or 37.6 percent, from $41.5 million in the first nine months of 1998 to $57.1 million in the first nine months of 1999. The increase was primarily driven by demand for the Group's TempRite high-heat resistant products and the higher margins associated with such products, effective overhead cost controls and lower raw material costs, partially offset by decreased volumes and prices in the Group's other products.

CONSUMER SPECIALTIES GROUP: Sales increased $14.5 million, or 12.5 percent, from $116.4 million in the first nine months of 1998 to $130.9 million in the first nine months of 1999. The increase in sales between periods was driven by the Freedom acquisition ($20 million), partially offset by volume and price declines in most of the remaining businesses ($6 million).

Operating income increased $3.8 million, or 19.1 percent, from $19.9 million in the first nine months of 1998 to $23.7 million in the first nine months of 1999. The increase in operating income was attributable to the Freedom acquisition noted above, manufacturing efficiencies, overhead cost controls and a one-time favorable settlement from a patent infringement lawsuit.


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

The Company has made significant progress against its plan and has completed the following percentages of its total planned remediation efforts in the areas noted:

         Information systems                                  97%
         Production and facilities equipment                  98%
         Products                                             97%

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

COST - The Company's estimate of the total cost for Year 2000 compliance is approximately $114 million, of which approximately $105 million has been incurred through September 30, 1999. The Company capitalized approximately $67 million and expensed approximately $38 million of the $105 million spent to date. The Company's cost estimates include the amount specifically related to remedying Year 2000 issues as well as costs for improved systems which are Year 2000 compliant and would have been acquired in the ordinary course but whose acquisition has been accelerated to ensure compliance by the Year 2000.

Incremental spending has not been, and is not expected to be, material because most Year 2000 compliance costs include items that are part of the standard procurement and maintenance of the Company's information systems and production and facilities equipment. Other non-Year 2000 efforts have not been materially delayed or impacted by the Company's Year 2000 initiatives.

RISKS - The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, testing and implementation are not effected in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

CONTINGENCY - The Company has developed contingency plans in the event any of its critical suppliers or service providers should incur Year 2000 failures in their systems that would cause a disruption in the Company's ability to conduct business and for system implementations/upgrades planned for later this year. Some of the areas addressed in these contingency plans include potentially increasing the staffing of shifts at year-end, carrying higher-levels of inventory for critical materials, components and finished goods and using alternate suppliers for critical raw materials. The Company's view of a "reasonably likely worse case scenario" would entail the temporary shutdown of a production unit at one or more of the Company's major manufacturing sites. Although the Company does not anticipate such a scenario will occur, if it were to occur, the Company believes it would be able to correct the problem in a timely fashion, alternatively source the production or satisfy the customer demand from existing inventory. Possible consequences of these actions may include increased manufacturing and general and administrative expenses and/or lost revenue. If the Company's contingency plans are not adequate or its suppliers or customers fail to remedy their own Year 2000 matters, the Company's results of operations and financial condition may be materially adversely affected.

CAPITAL RESOURCES AND LIQUIDITY

Current assets less current liabilities decreased $85.1 million from December 31, 1998 to September 30, 1999. The decrease resulted primarily from an increase in short-term debt and accrued expenses related to merger and consolidation costs incurred during 1999. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999) to satisfy its operating requirements and capital spending programs and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 54.0 percent at September 30, 1999, compared with 53.3 percent at December 31, 1998. For purposes of this ratio, the trust preferred securities are treated as capital.

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

CASH FLOWS
Cash flow from operating activities in the first nine months of 1999 was $169.3 million less than the same period last year, primarily as a result of the merger related and consolidation costs incurred during 1999. EBITDA, excluding merger related and consolidation costs, as well as gains on the sale of assets, increased $83.1 million from $643.9 million in the first nine months of 1998 to $727.0 million in the first nine months of 1999.

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

The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. Actions taken to date include the ability to quote its prices; invoice when requested by the customer; and issue pay checks to its employees on a dual currency basis. The Company has not yet set conversion dates for its accounting systems, statutory reporting and tax books, but will do so later this year or early in year 2000. The financial institutions in which the Company has relationships have transitioned to the Euro successfully and are issuing statements in dual currencies.

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

In September 1999, the EITF reached a consensus on Issue 99-5, Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements. The consensus requires design and development costs for products to be sold under long-term supply arrangements incurred subsequent to December 31, 1999, to be expensed as incurred unless contractually recoverable. The Company does not believe the consensus will have a significant effect on its results or financial position.

         FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This document includes statements that reflect projections or expectations of our future financial condition, results of operations or business that are subject to risk and uncertainty. We believe such statements to be "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. BFGoodrich's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "estimate", "are likely to be" and similar expressions.

Factors that could cause actual results of our Aerospace segment to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

o The worldwide civil aviation market could be adversely affected if customers cancel or delay current orders or original-equipment manufacturers reduce the rate they build or expect to build products for such customers. Such cancellations, delays or reductions may occur if there is a substantial change in the health of the airline industry or in the general economy, or if a customer were to experience financial or operational difficulties. There have been weak new aircraft orders and actual cancellation of orders from Asian carriers due to the Asian financial crisis. There are financial difficulties in Russia and Latin America as well. If these developments should continue or accelerate, it could have an adverse effect upon the Company.

o If the decline in future new aircraft build rates is greater than anticipated, there could be a material adverse impact on the Company. Even if orders remain strong, original-equipment manufacturers could reduce the rate at which they build aircraft due to inability to obtain adequate parts from suppliers and/or because of productivity problems relating to a recent rapid build-up of the labor force to increase the build rate of new aircraft. Boeing announced a temporary cessation of production in the fall of 1997 for these reasons.

o A change in levels of defense spending could curtail or enhance prospects in the Company's military business.

o If the trend towards increased outsourcing or reduced number of suppliers in the airline industry changes, it could affect the Company's business.

o If the Boeing 717 program is not as successful as anticipated, it could adversely affect the Company's business.

o If the Company is unable to continue to acquire and develop new systems and improvements, it could affect future growth rates.

o In the immediate past there has been a higher-than-normal historical turnover rate of technicians in the MRO business due to hiring by Boeing and the airlines, although recently the turnover rate has been returning closer to historical levels. If this trend were again to reverse, it could have an adverse effect on the Company.

o If the Company does not experience continued growth in demand for its higher-margin aftermarket aerospace products or is unable to continue to achieve improved operating margins in its MRO business, it could have an adverse effect on operating results. Such events could be exacerbated if there is a substantial change in the health of the airline industry, or in the general economy, or if a customer were to experience major financial difficulties. Various industry estimates of future growth of revenue passenger miles, new original equipment deliveries and estimates of future deliveries of regional, business, general aviation and military orders may prove optimistic, which could have an adverse affect on operations.

Factors that could cause actual results of our Engineered Industrial Products segment to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

o If maintenance schedules are reduced or delayed in the segment's key customer base, including the petrochemical industry in the US, then results could be adversely impacted. A significant decline in the price of oil would also negatively impact the results of the segment.

o The segment could be adversely impacted if capital spending for products used in the manufacture of industrial products in the US declines.

o If decreases in Federal funding cause orders for large engines to decline or be delayed, then the results of segment could be adversely impacted.

o The results could be adversely impacted if orders in the automotive/heavy-duty truck market decline.

Factors that could cause actual results of our Performance Materials segment to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

o Expected sales increases in the Far East and Latin America could be adversely impacted by recent turmoil in financial markets in those regions.

o If volume does not increase or cost reduction benefits do not materialize, the results of the Performance Materials Segment could be adversely affected.

o If cost benefits from continued integration of recent acquisitions and realignment activities do not occur as expected, results could be adversely impacted.

o    Revenue growth in various businesses may not materialize as expected.

o The segment may not be able to achieve the $7 million in cost savings in the second half of 1999 and $15 million in annualized savings in 2000 from the realignment of the Performance Materials organization.

Factors that could cause actual results of the entire Company to differ materially from those discussed in the forward-looking statements include, but are not limited to, the following:

o If outside vendors are unable to make their computer systems Year 2000 compliant in time, or if the magnitude of the Year 2000 issue is greater than presently anticipated, it could have a material adverse impact on the Company.

o Future claims against the Company's subsidiaries with respect to asbestos exposure and insurance and related costs may result in future liabilities that are significant and may be material.

o If there are unexpected developments with respect to environmental matters involving the Company, it could have an adverse effect upon the Company.

o The Company anticipates $60 million in annualized savings from the Coltec merger by 2002. If the Company is unable to achieve these savings, it could have an adverse impact upon the Company.

o If the Company's state and local tax planning is not as effective as anticipated, the Company's effective tax rate could increase.

We caution you not to place undue reliance on the forward-looking statements contained in this document, which speak only as of the date on which such statements were made. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, the Company has been notified that it is among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sits. See Note I to the accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         Exhibit
         Number       Description
         -------      -----------
         10(Z)        Family Protection Plan of Coltec Industries Inc filed as
                      Exhibit 4.28 to Coltec Industries Inc's Quarterly Report on Form 10-Q for the quarter ended September 27, 1998, is incorporated herein by reference.

         10(AA)       Form of Split Dollar Insurance Agreement dated May 8,
                      1997 between Coltec Industries Inc and certain executive officers, filed as Exhibit 10.2 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended
                      December 31, 1997, is incorporated herein by reference.

         10(BB) Benefits Equalization Plan of Coltec Industries Inc effective January 1, 1976 and Amended and Restated as of January 1, 1989, filed as Exhibit 10.3 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

         10(CC) Employment Agreement between Coltec Industries Inc and John W. Guffey, Jr., dated July 15, 1998, filed as
                      Exhibit 10.28 to Coltec Industries Inc's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

         10(DD) 1992 Stock Option and Incentive Plan of Coltec Industries Inc, filed as Exhibit 10.24 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

         10(EE) Amendment No. 1 to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.15 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

         10(FF) Second Amendment to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.3 to Coltec Industries Inc's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, is incorporated herein by reference.

         10(GG) Amendment No. 3 to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit A to Coltec Industries Inc's definitive proxy statement filed
                      March 26, 1997, is incorporated herein by reference.

         10(HH) 1994 Long-Term Incentive Plan of Coltec Industries Inc, filed as Exhibit 10.16 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

         10(II) Resolutions of the Board of Directors of Coltec Industries Inc adopted July 13, 1995 amending Section 6(a) of Coltec Industries Inc's 1994 Long-Term Incentive Plan, filed as Exhibit 10.17 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

         10(JJ) Resolution of the Board of Directors of Coltec Industries Inc adopted on May 30, 1995 establishing a change-in-control arrangement for non-employee directors, filed as Exhibit 10.21 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

         27           Financial Data Schedule.

   (b)   Reports on Form 8-K -

         Current Report on Form 8-K/A filed on September 24, 1999 (amending the Current Report in Form 8-K filed July 12, 1999) containing unaudited pro forma condensed combined financial information related to the Company's merger with Coltec Industries Inc.

         Current Report on Form 8-K filed on July 12, 1999 regarding the completion/consummation of the Company's merger with Coltec. Incorporated by reference in this report are (i) the financial statements of Coltec Industries Inc included in the Annual Report of Coltec Industries Inc on Form 10-K for the year ended December 31, 1998 and (ii) the pro forma combined financial information of The B.F.Goodrich Company and Coltec Industries Inc contained in Registration Statement No. 333-74067 on Form S-4 of The B.F.Goodrich Company declared effective March 9, 1999.

         Current report on Form 8-K filed on July 9, 1999 related to the settlement of the Allied Signal Inc. lawsuit opposing the merger between the Company and Coltec.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 15, 1999                      The B.F.Goodrich Company



                                       /S/ LAURENCE A. CHAPMAN
                                       -------------------------------------
                                       Laurence A. Chapman
                                       Senior Vice President and
                                       Chief Financial Officer





                                       /S/ ROBERT D. KONEY, JR.
                                       -------------------------------------
                                       Robert D. Koney, Jr.
                                       Vice President & Controller
                                       (Chief Accounting Officer)