Form 10-K
period 1999-12-31
GOODRICH B F CO
filed 2000-02-24
CIK 42542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999.


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to

                          Commission file number 1-892
                            THE B.F.GOODRICH COMPANY
             (Exact name of registrant as specified in its charter)


                New York                                 34-0252680
        (State of incorporation)            (I.R.S. Employer Identification No.)
            3 Coliseum Centre
          2550 West Tyvola Road                             28217
        Charlotte, North Carolina                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (704) 423-7000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME AND EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
       -------------------                           ----------------------
Common Stock, $5 par value                           New York Stock Exchange
8.30% Cumulative Quarterly Income
  Preferred Securities, Series A*                    New York Stock Exchange

* Issued by BFGoodrich Capital and the payments of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by The B.F.Goodrich Company. The B.F.Goodrich Company is the owner of 100% of the common securities issued by BFGoodrich Capital, a Delaware statutory business trust.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

         The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of February 21, 2000 was $2.5 billion ($22.6875 per share). On such date, 110,237,864 of such shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference into Part I (Item 1), Part II (Items 6, 7, 7a and 8) and Part IV (Item 14) hereof. Portions of the proxy statement dated March 3, 2000 are also incorporated by reference into Part III.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

ITEM 1.  BUSINESS

  Merger

         On July 12, 1999, The BFGoodrich Company ("the Company" or "BFGoodrich") completed its merger with Coltec Industries Inc. The merger has been accounted for as a pooling-of-interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Coltec as though Coltec had always been a part of BFGoodrich. As such, results for the three years ended December 31, 1999, 1998 and 1997 represent the combined results of BFGoodrich and Coltec (see Note A to the Consolidated Financial Statements within the 1999 Financial Review Section of the Annual Report to Shareholders, which is incorporated herein by reference).

         As a result of the merger, Coltec became a wholly-owned subsidiary of the Company. In accordance with the terms of the merger, each share of Coltec common stock was converted into the right to receive 0.56 shares of BFGoodrich common stock, totaling 35.5 million shares of BFGoodrich common stock.

         In addition, the Company issued options to purchase 3.0 million shares of BFGoodrich common stock in exchange for options to purchase Coltec common stock outstanding immediately prior to the merger. These options vest and become exercisable in accordance with the terms and conditions of the original Coltec options. Also, as a result of the merger, each 5 1/4% Convertible Preferred Security issued by Coltec Capital Trust became convertible into 0.955248 of a share of BFGoodrich common stock, subject to certain adjustments.

General Development of Business

         The Company's operations are classified into three reportable business segments: BFGoodrich Aerospace ("Aerospace"), BFGoodrich Engineered Industrial Products ("Engineered Industrial Products") and BFGoodrich Performance Materials ("Performance Materials"). The Company's three reportable business segments are managed separately based on fundamental differences in their operations.

         Aerospace consists of four business groups: Aerostructures; Landing Systems; Sensors and Integrated Systems (as a result of the Coltec merger this business group will be renamed Electronics and Engine Systems in 2000); and Maintenance, Repair and Overhaul. They serve commercial, military, regional, business and general aviation markets. Aerospace's major products are aircraft engine nacelle and pylon systems; aircraft landing gear and wheels and brakes; sensors and sensor-based systems; fuel measurement and management systems; flight attendant and cockpit seats; aircraft evacuation slides and rafts; ice protection systems, and collision warning systems. Aerospace also provides maintenance, repair and overhaul services on commercial airframes and components.

         Engineered Industrial Products is a single business group. This group manufactures industrial seals; gaskets; packing products; self-lubricating bearings; diesel, gas and dual-fuel engines; air compressors; spray nozzles and vacuum pumps.

         Performance Materials consists of three business groups: Textile and Coatings Solutions, Polymer Additives and Specialty Plastics, and Consumer Specialties. They serve various markets such as personal-care, pharmaceuticals, printing, textiles, industrial, construction and automotive. Performance Materials' major products are thermoplastic polyurethane; high-heat-resistant plastics; synthetic thickeners and emulsifiers; polymer emulsions, resins and additives, and textile thickeners, binders, emulsions and compounds.

         The Company's business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Aerospace's products and services and Engineered Industrial Products' and Performance Materials' products are principally sold to customers in North America and Europe.


         The principal executive offices of BFGoodrich are located at 3 Coliseum Centre, 2550 West Tyvola Road, Charlotte, North Carolina 28217 (telephone (704) 423-7000).

         The Company was incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

Acquisitions

POOLING-OF-INTERESTS

         COLTEC

         As noted above, on July 12, 1999, the Company completed its merger with Coltec. The merger has been accounted for as a pooling-of-interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Coltec as though Coltec had always been a part of BFGoodrich. As such, results for the three years ended December 31, 1999, 1998 and 1997 represent the combined results of BFGoodrich and Coltec.

         ROHR

         On December 22, 1997, BFGoodrich completed a merger with Rohr, Inc. by exchanging 18.6 million shares of BFGoodrich common stock for all of the common stock of Rohr. Each share of Rohr common stock was exchanged for .7 of one share of BFGoodrich common stock. The merger was accounted for as a pooling of interests, and all prior period financial statements were restated to include the financial information of Rohr as though Rohr had always been a part of BFGoodrich. Prior to the merger, Rohr's fiscal year ended on July 31. For purposes of the combination, Rohr's financial results for its fiscal year ended July 31, 1997, were restated to the year ended December 31, 1997, to conform with BFGoodrich's calendar year end.

PURCHASES

         The following acquisitions were recorded using the purchase method of accounting. Their results of operations have been included in the Company's results since their respective dates of acquisition.

         During 1999, the Company acquired a manufacturer of spacecraft attitude determination and control systems and sensor and imaging instruments; the remaining 50 percent interest in a joint venture, located in Singapore, that overhauls and repairs thrust reversers, nacelles and nacelle components; an ejection seat business; a textile coatings business; and a manufacturer and developer of micro-electromechanical systems, which integrate electrical and mechanical components to form "smart" sensing and control devises. Total consideration aggregated $76.1 million, of which $69.4 million represented goodwill.

         The purchase agreement for the manufacturer and developer of micro-electromechanical systems provides for additional consideration to be paid over the next six years based on a percentage of net sales. The additional consideration for the first five years, however, is guaranteed not to be less than $3.5 million. As the $3.5 million of additional consideration is not contingent on future events, it has been included in the purchase price and allocated to the net assets acquired. All additional contingent amounts payable under the purchase agreement will be recorded as additional purchase price when earned and amortized over the remaining useful life of the goodwill.

         During 1998, the Company acquired a global manufacturer of specialty and fine chemicals; a manufacturer of flexible graphite and polytetrafluoroethylene ("PTFE") products; a business that manufactures, machines and distributes PTFE products; and another business that reprocesses PTFE compounds. The Company also acquired a manufacturer of sealing products; a small manufacturer of textile chemicals used for fabric preparation and finishing; the remaining 20 percent not previously owned of a subsidiary that produces self-lubricating bearings; and a small manufacturer of energetic materials systems during 1998. Total consideration aggregated $521.5 million, of which $308.7 million represented goodwill.

         During 1997, the Company acquired seven businesses for cash consideration of $194.1 million in the aggregate, which included $84.4 million of goodwill. One of the acquired businesses is a manufacturer of data acquisition systems for satellites and other aerospace applications. A second business manufactures diverse aerospace products for commercial and military applications. A third business is a manufacturer of dyes, chemical additives and durable press resins for the textiles industry. A fourth business manufactures thermoplastic polyurethane and is located in the United Kingdom. A fifth business manufactures flight attendant and cockpit seats and the sixth business is a sheet rubber and conveyer belt business. The remaining acquisition is a small specialty chemicals business.

         The purchase agreement for the flight attendant and cockpit seat business includes contingent payments based on earnings levels for the years ended December 31, 1997-2000. These contingent payments will be recorded as additional purchase price consideration when made and will be amortized over the remaining life of the goodwill.

         The impact of these acquisitions was not material in relation to the Company's results of operations. Consequently, pro forma information is not presented.

  Dispositions

         In May 1998, the Company sold the capital stock of its Holley Performance Products subsidiary for $100 million in cash. The pre-tax gain of $58.3 million, net of liabilities retained, has been recorded with other income (expense), net. The proceeds from this divestiture were applied toward reducing debt in 1997. Holley had gross revenues and operating income of approximately $99.0 million and $8.0 million, respectively.

         During 1997, the Company completed the sale of its Engine Electrical Systems Division, which was part of the Sensors and Integrated Systems Group in the Aerospace segment. The Company received cash proceeds of $72.5 million which resulted in a pre-tax gain of $26.4 million reported within other income (expense), net.

  Financial Information About Industry Segments

         For financial information concerning the sales, operating income, total assets, capital expenditures, depreciation and amortization and geographic information by segment, see Note L to the Consolidated Financial Statements within the 1999 Financial Review Section of the Annual Report to Shareholders, which is incorporated herein by reference.

  Narrative Description of Businesses

  AEROSPACE

         The Company's Aerospace Segment is conducted through four major business groups.

         Aerostructures Group (formerly Rohr) primarily designs, develops and integrates aircraft engine nacelle and pylon systems for commercial and general aviation customers.

         Landing Systems Group manufactures aircraft landing gear; aircraft wheels and brakes; high-temperature composites; flight attendant and cockpit seats; and aircraft evacuation slides and rafts for commercial, military, regional and business aviation customers and for space programs.

         Sensors and Integrated Systems Group manufactures sensors and sensor-based systems; fuel measurement and management systems; electromechanical actuators; aircraft windshield wiper systems; health and usage management systems; electronic test equipment; ice protection systems; gas turbine engine components; specialty heated products; collision warning systems; weather detection systems; standby attitude indicators; aircraft lighting components; and polymer and composite products for commercial, military, regional, business and general aviation customers, and for aircraft engine and space programs.

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

   ENGINEERED INDUSTRIAL PRODUCTS

         The Company's Engineered Industrial Products Segment is conducted as one business group. The segment is a leading manufacturer of industrial seals, gaskets, self-lubricating bearings, air compressors and technologically advanced spray nozzles for agricultural home heating and industrial applications. The segment also produces diesel, gas and dual fuel engines used in naval ships, locomotives and electric power plants.

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

  Backlog

         At December 31, 1999, the Company had a backlog of approximately $3.9 billion, principally related to the Aerospace Segment, of which approximately 47 percent is expected to be filled during 2000. The amount of backlog at December 31, 1998 was approximately $3.7 billion. Backlogs in the Aerospace Segment are subject to delivery delays or program cancellations, which are beyond the Company's control.

  Raw Materials

         Raw materials used in the manufacture of Aerospace and Engineered Industrial products, including steel and carbon, are available from a number of manufacturers and are generally in adequate supply.

         Availability of all major monomers and chemicals used in the Performance Materials Segment is anticipated to be adequate for 2000. While chemical feedstocks are currently in adequate supply, in past years, from time-to-time for limited periods, various chemical feedstocks were in short supply. The effect of any future shortages on the Company's operations will depend upon the duration of any such shortages and possibly on future U.S. government policy, which cannot be determined at this time.

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

         For additional information concerning environmental matters, see Note V to Consolidated Financial Statements within the 1999 Financial Review Section of the Annual Report to Shareholders, which is incorporated herein by reference.

    Research and Development

         The Company conducts research and development under Company-funded programs for commercial products and under contracts with others. Total research and development expense amounted to $238.0 million, $240.6 million and $187.7 million in 1999, 1998 and 1997, respectively. Of these amounts, $43.7 million, $63.1 million and $39.4 million, respectively related to amounts funded by customers. For additional information concerning research and development expense, see Note B to the Consolidated Financial Statements within the 1999 Financial Review Section of the Annual Report to Shareholders, which is incorporated herein by reference.

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

  Human Resources

         As of December 31, 1999, the Company had 23,522 employees in the United States. An additional 3,522 people were employed by the Company in other countries. Approximately 13,400 employees were hourly paid. The Company believes it has good relationships with its employees.

         The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from February 2000 to September 2004. There were no material work stoppages during 1999.

  Foreign Operations

         The Company is engaged in business in foreign markets. Manufacturing and service facilities are located in Australia, Belgium, Canada, England, France, Germany, Hong Kong, India, Japan, Korea, Mexico, The Netherlands, Poland, Scotland, Singapore and Spain. The Company also markets its products and services through sales subsidiaries and distributors in a number of foreign countries. The Company also has technical fee, patent royalty agreements and joint venture agreements with various foreign companies.

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

         For additional financial information about U.S. and foreign sales, see Note L to Consolidated Financial Statements within the 1999 Financial Review Section of the Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company operates manufacturing plants and service facilities in 29 states in the U.S. and in Australia, Belgium, Canada, England, France, Germany, Hong Kong, India, Japan, Korea, Mexico, The Netherlands, Poland, Scotland, Singapore, and Spain. In addition, the Company has other facilities throughout the United States and in various foreign countries, which include sales offices, administrative offices and warehouses.

Certain information with respect to the Company's significant facilities that are owned is set forth below:

                                                                Approximate
                                                                 Number of
           Segment                  Location                    Square Feet
           -------                  --------                    -----------

     Aerospace                Chula Vista, California             2,721,000
                              Everett, Washington (b)             1,200,000
                              Riverside, California               1,171,000
                              West Hartford, Connecticut (a)        549,800

     Industrial               Palmyra, New York                     682,000
                              Beloit, Wisconsin                     856,000
                              Longview, Texas                       205,000
                              Quincy, IL                            323,000

     Performance Materials    Avon Lake, Ohio                       250,000
                              Cincinnati, Ohio (b)                  493,700
                              Louisville, Kentucky                  236,000
                              Akron, Ohio                           236,000


(a) Approximately 250,000 square feet are utilized by the Aerospace Segment with the balance leased to third parties.
(b)  Although the building is owned, the land at this facility is leased.

         In addition to the owned facilities, certain manufacturing activities are conducted within leased premises, the largest of which is in the Industrial Segment, located in Germany, and covers approximately 137,000 square feet. Some of these leases provide for options to purchase or to renew such leases.

         The Company also leases approximately 35,000 square feet at its headquarters in Charlotte, North Carolina, for its executive offices. In the spring of 2000, the Company will be moving the executive offices to a new office building in Charlotte that is currently under construction. The Company will lease approximately 108,500 square feet for an initial term of ten years, with annual options to 2020. The new offices will provide space for the Corporate headquarters and also for the executive offices of the Aerospace and Engineered Industrial Products Segments.

         In the opinion of management, the Company's principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item I, "Business-Environmental Matters" for a description of proceedings under applicable environmental laws regarding certain of the Company's properties.

         In addition, the Company and its subsidiaries are lessees under a number of cancelable and non-cancelable leases for certain real properties, used primarily for administrative, retail, maintenance, repair and overhaul of aircraft, aircraft wheels and brakes and evacuation systems and warehouse operations, and for certain equipment (see Note I to the Consolidated Financial Statements within the 1999 Financial Review Section of the Annual Report to Shareholders, which is incorporated herein by reference).

ITEM 3.  LEGAL PROCEEDINGS

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

         At December 31, 1999 and 1998, the Company had recorded in Accrued Expenses and in Other Non-current Liabilities a total of $125.5 million and $129.7 million, respectively, to cover future environmental expenditures. These amounts are recorded on an undiscounted basis.

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

ASBESTOS

         As of December 31, 1999 and 1998, two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 96,000 and 101,400 actions (including approximately 8,300 and 4,700 actions, respectively in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During 1999, 1998 and 1997, these two subsidiaries of the Company received approximately 30,200, 34,400 and 38,200 new actions, respectively. Through December 31, 1999, approximately 280,400 of the approximately 376,400 total actions brought had been settled or otherwise disposed.

         Payments were made by the Company with respect to asbestos liability and related costs aggregating $84.5 million in 1999, $53.7 million in 1998, and $59.2 million in 1997, respectively, substantially all of which were covered by insurance. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Related to payments not covered by insurance, the Company recorded charges to operations amounting to approximately $8.0 million in each of 1999, 1998 and 1997.

         In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of December 31, 1999, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $163.1 million and the Company expects that this cost will be substantially covered by insurance.

         With respect to the 87,700 outstanding actions as of December 31, 1999, which are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty what, if any, potential liability or costs may be incurred by the Company. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Subsidiaries of the Company continue to distribute encapsulated asbestos-bearing product in the United States with annual sales of less than $1.5 million. All sales are accompanied by appropriate warnings. The end users of such product are sophisticated users who utilize the product for critical applications where no known substitutes exist or have been approved.

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

                                   DECEMBER 31,      DECEMBER 31,
                                       1999              1998
                                   ------------      ------------
                                      (DOLLARS IN MILLIONS)

Accounts and notes receivable        $  146.9      $  95.4
Other assets                             36.7         32.6
Accrued expenses                        134.6         89.7
Other liabilities                        28.5         22.8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The number of common shareholders of record at December 31, 1999, was 11,089. The discussions of the limitations and restrictions on the payment of dividends on common stock are included in Notes H and R to the Consolidated Financial Statements within the 1999 Financial Review Section of the Annual Report to Shareholders, which is incorporated herein by reference.

         Common Stock Prices and Dividends The Company's common stock (symbol
GR) is listed on the New York Stock Exchange. The table below lists dividends per share and quarterly price ranges for the Company's common stock based on New York Stock Exchange closing prices.

                     1999                                              1998
                     ----                                              ----
QUARTER       HIGH            LOW       DIVIDEND    QUARTER      HIGH         LOW        DIVIDEND
-------       ----            ---       --------    -------      ----         ---        --------

First         36 1/8        31 1/2      $   .275      First    53 13/16      39          $   .275
Second            45        32 7/8          .275     Second    54 13/16      45 1/16         .275
Third         44 5/8      26 15/16          .275      Third    49 11/16      27 1/16         .275
Fourth      27 15/16            21          .275     Fourth    39 15/16      29              .275

ITEM 6.  SELECTED FINANCIAL DATA

         The tabular information appearing under "Selected Financial Data" on page 41 of the 1999 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing under "Management's Discussion and Analysis" on pages 1 through 14 of the 1999 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under "Financial Instruments Sensitivity Analysis" on page 15 the 1999 Financial Review Section of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes thereto, together with the report thereon by Ernst & Young LLP dated February 14, 2000, except for Note W, as to which the date is February 21, 2000, appearing on pages 16 through 40 of the 1999 Financial Review Section of the Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Biographical information concerning the Company's Directors appearing under the caption "Election of Directors" and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement dated March 3, 2000 is incorporated herein by reference. Biographical information concerning the Company's Executive Officers is as follows:

David L. Burner, Age 60, Chairman, President and Chief Executive Officer

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

Marshall O. Larsen, Age 51, Executive Vice President and President and Chief Operating Officer, BFGoodrich Aerospace

Mr. Larsen joined the Company in 1977 as an Operations Analyst. He served in various management positions until 1986 when he became Assistant to the President of the Company. He later served as General Manager of several divisions of BFGoodrich Aerospace. In 1994, Mr. Larsen was elected a Vice President of the Company and named Group Vice President, Safety Systems, BFGoodrich Aerospace. In December 1995 he was elected Executive Vice President of the Company and named President and Chief Operating Officer of BFGoodrich Aerospace. Mr. Larsen received a B.S. in engineering from the U.S. Military Academy and an M.S. in industrial administration from the Krannert Graduate School of Management at Purdue University.

David B. Price, Jr., Age 54, Executive Vice President and President and Chief Operating Officer, BFGoodrich Performance Materials

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

John W. Guffey, Jr., Age 62, Executive Vice President

Mr. Guffey served as Executive Vice President of the Company from July 1999 until his retirement in December 1999. Prior to the Company's merger with Coltec Industries Inc in July 1999, Mr. Guffey served as Chairman and Chief Executive Officer of Coltec. Mr. Guffey became President of Garlock Mechanical Packaging Division of Coltec in 1985 and Group President in 1987. He became President and Chief Operating Officer in 1991. Mr. Guffey was named Chairman and Chief Executive Officer of Coltec in 1995. He is a director of Gleason Corporation and is a Trustee of the Manufacturers Alliance. Mr. Guffey received a B.S. in engineering from Youngstown State University.

Ernest F. Schaub, Age 56, Executive Vice President and President and Chief Operating Officer, BFGoodrich Engineered Industrial Products

Mr. Schaub joined the Company in November 1971 as a Key Industrial Engineer. He served in various management positions until 1987 when he was named Group Vice President, Braking Systems of BFGoodrich Aerospace. In January 1995 Mr. Schaub was named Group President, Landing Systems of BFGoodrich Aerospace. In September 1999 he was elected Executive Vice President of the Company and President and Chief Operating Officer of BFGoodrich Engineered Industrial Products. Mr. Schaub received a B.S. in industrial engineering from the University of New Haven and an MBA from Case Western Reserve University.

Laurence A. Chapman, Age 50, Senior Vice President and Chief Financial Officer

Mr. Chapman was elected to his current position in February 1999. He had been Senior Vice President and Chief Financial Officer of BFGoodrich Aerospace--Aerostructures Group, formerly Rohr, Inc. from December 1997 until February 1999. Previously, Mr. Chapman was Senior Vice President and Chief Financial Officer of Rohr, Inc. since 1994. From 1987 to 1994, Mr. Chapman held various executive positions at Westinghouse Electric Company, most recently Vice President and Treasurer and Chief Financial Officer of Westinghouse Financial Services. Mr. Chapman received a B.A. in accounting from McGill University and an M.B.A. from Harvard Graduate School of Business.

Terrence G. Linnert, Age 53, Senior Vice President, Human Resources and Administration, General Counsel and Secretary

Mr. Linnert joined BFGoodrich in November 1997. Prior to joining BFGoodrich, Mr. Linnert was Senior Vice President of Corporate Administration, Chief Financial Officer and General Counsel at Centerior Energy Corporation. At BFGoodrich, Mr. Linnert has responsibilities for the Company's human resources, administration, legal, internal auditing, environmental and federal government relations organizations. Mr. Linnert joined The Cleveland Electric Illuminating Company in 1968, holding various engineering, procurement and legal positions until 1986, when CEI and The Toledo Edison Company became affiliated as wholly owned subsidiaries of Centerior Energy Corporation. Subsequently, Mr. Linnert had a variety of legal responsibilities until he was named director of legal services in 1990. In 1992, he was appointed a vice president, with responsibilities for legal, governmental and regulatory affairs. Prior to joining the Company, his responsibilities at Centerior included managing the legal, finance, human resources, regulatory and governmental affairs, internal auditing and corporate secretary functions. Mr. Linnert received a B.S. in electrical engineering from the University of Notre Dame in 1968 and a juris doctor degree from the Cleveland-Marshall School of Law at Cleveland State University in 1975.

Robert D. Koney, Jr., Age 43, Vice President and Controller

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

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation appearing under the captions "Executive Compensation" and "Governance of the Company - Compensation of Directors" in the Company's proxy statement dated March 3, 2000 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security ownership data appearing under the captions "Holdings of Company Equity Securities by Directors and Executive Officers" and "Beneficial Ownership of Securities" in the Company's proxy statement dated March 3, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning indebtedness of management appearing under the caption "Executive Compensation -- Indebtedness" in the Company's proxy statement dated March 3, 2000 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of this report:

                  (1) The 1999 Financial Review Section of the Company's 1999 Annual Report to Shareholders. The following financial information is incorporated herein by reference:

                           (PAGE REFERENCES TO 1999 FINANCIAL REVIEW SECTION OF THE ANNUAL REPORT)

                                                                                      PAGE
                                                                                      ----

                           Management's Discussion and Analysis                         1

                           Management's Responsibility for Financial Statements        16

                           Report of Independent Auditors                              16

                           Consolidated Statement of Income for the years ended
                             December 31, 1999, 1998 and 1997                          17

                           Consolidated Balance Sheet at December 31, 1999 and 1998    18

                           Consolidated Statement of Cash Flows for the years ended
                             December 31, 1999, 1998 and 1997                          19

                           Consolidated Statement of Shareholders' Equity for the
                             years ended December 31, 1999, 1998 and 1997              20

                           Notes to Consolidated Financial Statements                  21

                           Quarterly Financial Data (Unaudited)                        40

                           Selected Financial Data                                     41

                  (2)      Consolidated Financial Statement Schedules:

                           Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

                  (3) Listing of Exhibits: A listing of exhibits is on pages 17 to 19 of this Form 10-K.

         (b) Reports on Form 8-K filed in the fourth quarter of 1999:

             Current Report on Form 8-K filed October 29, 1999 (relating to the announcement of the Company's earnings for the three-month and nine-month periods ended September 30, 1999).

             Current Report on Form 8-K filed December 17, 1999 (relating to the filing of the Company's consolidated financial statements at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, which have been restated to reflect the merger with Coltec Industries Inc).

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 21, 2000.

                                             THE BFGOODRICH COMPANY
                                              (Registrant)



                                             By /s/  David L. Burner
                                                --------------------------------
                                             (David L. Burner, Chairman and
                                              Chief Executive Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 21, 2000 BY THE FOLLOWING PERSONS (INCLUDING A MAJORITY OF THE BOARD OF DIRECTORS) ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.


/s/ DAVID L. BURNER                                      /s/ROBERT D. KONEY, JR.
-------------------------------------------------        ---------------------------------
(David L. Burner)                                        (Robert D. Koney, Jr.)
Chairman and Chief Executive Officer                     Vice President and Controller
And Director (Principal Executive Officer)               (Principal Accounting Officer)

/s/ LAURENCE A. CHAPMAN                                  /s/ DAVID I. MARGOLIS
-------------------------------------------------        ---------------------------------
(Laurence A. Chapman)                                    (David I. Margolis)
Senior Vice President and Chief Financial Officer        Director
(Principal Financial Officer)

/s/ DIANE C. CREEL                                       /s/ DOUGLAS E. OLESEN
-------------------------------------------------        ---------------------------------
(Diane C. Creel)                                         (Douglas E. Olesen)
Director                                                 Director

/s/ GEORGE A. DAVIDSON, JR.                              /s/ RICHARD DE J. OSBORNE
-------------------------------------------------        ---------------------------------
(George A. Davidson, Jr.)                                (Richard De J. Osborne)
Director                                                 Director

/s/ JAMES J. GLASSER                                     /s/ ALFRED M. RANKIN, JR.
-------------------------------------------------        ---------------------------------
(James J. Glasser)                                       (Alfred M. Rankin, Jr.)
Director                                                 Director

/s/ JODIE K. GLORE                                       /s/ ROBERT H. RAU
-------------------------------------------------        ---------------------------------
(Jodie K. Glore)                                         (Robert H. Rau)
Director                                                 Director

/s/ JOHN W. GUFFEY, JR.                                  /s/ JAMES R. WILSON
-------------------------------------------------        ---------------------------------
(John W. Guffey, Jr.)                                    (James R. Wilson)
Director                                                 Director

/s/ WILLIAM R. HOLLAND                                   /s/ A. THOMAS YOUNG
-------------------------------------------------        ---------------------------------
(William R. Holland)                                     (A. Thomas Young)
Director                                                 Director

         INDEX TO EXHIBITS


Exhibit
Number            Description
-------           -----------

3(A) The Company's Restated Certificate of Incorporation, with amendments filed August 4, 1997 and May 6, 1998, filed as
                  Exhibit 3(A) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

3(B) The Company's By-Laws, as amended, through April 20, 1998, filed as Exhibit 3(B) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

4 Information relating to the Company's long-term debt is set forth in Note H -- "Financing Arrangements" to the Company's financial statements, which are filed as Exhibit 13 to this Annual Report on Form 10-K. Instruments defining the rights of holders of such long-term debt are not filed herewith since no single debt item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.

10(A) Stock Option Plan, filed as Exhibit 10(A) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(B) Form of Disability Income Agreement, filed as Exhibit 10(B)(4) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(C) Form of Supplemental Executive Retirement Plan Agreement, filed as Exhibit 10(C) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(D) Management Incentive Program, filed as Exhibit 10(D) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(E) Form of Management Continuity Agreement entered into by The B.F.Goodrich Company and certain of its employees. *

10(F) Senior Executive Management Incentive Plan, filed as Appendix B to the Company's 1995 Proxy Statement dated March 2, 1995, is incorporated herein by reference.

10(G) Rights Agreement, dated as of June 2, 1997, between The B.F.Goodrich Company and The Bank of New York which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Preferred Stock, Series F, par value $1 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed June 19, 1997, is incorporated herein by reference.

10(H) Employee Protection Plan, filed as Exhibit 10(I) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10(I) Benefit Restoration Plan, filed as Exhibit 10(J) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10(J) The B.F.Goodrich Company Savings Benefit Restoration Plan, filed as Exhibit 4(b) to the Company's Registration Statement on Form S-8 (No. 333-19697), is incorporated herein by reference.

10(K) 1998 - 2000 Long-Term Incentive Plan Summary Plan Description and form of award, filed as Exhibit 10(K) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(L) 1999 - 2001 Long-Term Incentive Plan Summary Plan Description and form of award. *

10(M) Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.

10(N) Outside Directors' Phantom Share Plan, filed as Exhibit 10(M) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10(O) Directors Deferred Compensation Plan, filed as Exhibit 10(N) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10(P) Rohr, Inc. Supplemental Retirement Plan (Restated 1997), filed as an exhibit to Rohr, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 1997, is incorporated herein by reference.

10(Q) Rohr, Inc. 1991 Stock Compensation for Non-Employee Directors, filed as an exhibit to Rohr, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1992, is incorporated herein by reference.

10(R)             Rohr Industries, Inc., Management Incentive Plan (Restated
                  1982), as amended through the Fifteenth Amendment, filed as an exhibit to Rohr, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1994, is incorporated herein by reference.

10(S) Sixteenth Amendment to Rohr, Inc. Management Incentive Plan (Restated 1982), dated June 7, 1996, filed as an exhibit to Rohr, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1996, is incorporated herein by reference.

10(T) Seventeenth Amendment to Rohr Industries, Inc. Management Incentive Plan (Restated 1982), dated September 13, 1996, filed as an exhibit to Rohr, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1996, is incorporated herein by reference.

10(U) Employment Agreement with Robert H. Rau, filed as an exhibit to Rohr, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 1993, is incorporated herein by reference.

10(V) First Amendment to Employment Agreement with Robert H. Rau, filed as an exhibit to Rohr, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1996, is incorporated herein by reference.

10(W) Rohr, Inc. 1989 Stock Option Plan, filed as Exhibit 10.18 to the Rohr Industries, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 1990, is incorporated herein by reference.

10(X) Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 4.1 to Rohr, Inc.'s Registration Statement on Form S-_ (File No. 33-65447) filed on December 28, 1995, is incorporated herein by reference.

10(Y) Employment Agreement with Robert H. Rau, filed as Exhibit 10(X) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10(Z) Consulting Agreement with Robert H. Rau, filed as Exhibit 10(Y) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(AA)            Family Protection Plan of Coltec Industries Inc filed as
                  Exhibit 4.28 to Coltec Industries Inc's Quarterly Report on Form 10-Q for the quarter ended September 27, 1998, is incorporated herein by reference.

10(BB) Form of Split Dollar Insurance Agreement dated May 8, 1997 between Coltec Industries Inc and certain executive officers, filed as Exhibit 10.2 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10(CC) Benefits Equalization Plan of Coltec Industries Inc effective January 1, 1976 and Amended and Restated as of January 1, 1989, filed as Exhibit 10.3 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10(DD)            Employment Agreement between Coltec Industries Inc and John W.
                  Guffey, Jr., dated July 15, 1998, filed as Exhibit 10.28 to Coltec Industries Inc's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

10(EE) 1992 Stock Option and Incentive Plan of Coltec Industries Inc, filed as Exhibit 10.24 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10(FF) Amendment No. 1 to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.15 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10(GG) Second Amendment to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.3 to Coltec Industries Inc's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, is incorporated herein by reference.

10(HH) Amendment No. 3 to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit A to Coltec Industries Inc's definitive proxy statement filed March 26, 1997, is incorporated herein by reference.

10(II) 1994 Long-Term Incentive Plan of Coltec Industries Inc, filed as Exhibit 10.16 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10(JJ) Resolutions of the Board of Directors of Coltec Industries Inc adopted July 13, 1995 amending Section 6(a) of Coltec Industries Inc's 1994 Long-Term Incentive Plan, filed as
                  Exhibit 10.17 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10(KK) Resolution of the Board of Directors of Coltec Industries Inc adopted on May 30, 1995 establishing a change-in-control arrangement for non-employee directors, filed as Exhibit 10.21 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

13                1999 Financial Review Section of the Annual Report to
                  Shareholders.

21                Subsidiaries. *

23(a)             Consent of Independent Auditors - Ernst & Young LLP. *

23(b)             Consent of Independent Auditors - Arthur Andersen LLP. *

27.1              Financial Data Schedules - Three Months ended March 31, 1999 *
                                           - Six Months ended June 30, 1999 *

27.2              Financial Data Schedule - Year ended December 31, 1999 *

99                Independent Auditors Report - Arthur Andersen LLP. *
-----------

* Filed herewith.

The Company will supply copies of the foregoing exhibits to any shareholder upon receipt of a written request addressed to the Assistant Secretary of The B.F.Goodrich Company, 2550 West Tyvola Road, Charlotte, NC 28217, and the payment of $.50 per page to help defray the costs of handling, copying and postage. The Company is currently planning to move into a new headquarters facility in May 2000. The new address will be Four Coliseum Centre, 4000 North Falls Drive, Charlotte, NC 28217.