Form 10-Q
period 2000-03-31
GOODRICH B F CO
filed 2000-05-12
CIK 42542

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended                 March 31, 2000
                               -------------------------------------------------

Commission file number                              1-892
                       ---------------------------------------------------------

                            THE B.F.GOODRICH COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          NEW YORK                                             34-0252680
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


 3 Coliseum Centre, 2550 West Tyvola Road, Charlotte, N.C.        28217
----------------------------------------------------------    -------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   704-423-7000
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

                         Yes  [X]         No  [ ]


As of March 31, 2000, there were 107,334,177 shares of common stock outstanding. There is only one class of common stock.

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements


                             THE B.F.GOODRICH COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                  (Dollars in millions, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                      2000          1999
                                                   ---------     ---------
Sales                                              $ 1,378.2     $ 1,411.8
Operating Costs and Expenses:
  Cost of sales                                        986.6       1,007.1
  Selling and administrative expenses                  203.6         217.1
  Merger-related and consolidation costs                 5.4          26.2
                                                   ---------     ---------
                                                     1,195.6       1,250.4
                                                   ---------     ---------
Operating income                                       182.6         161.4
Interest expense                                       (36.5)        (34.0)
Interest income                                          1.2           0.7
Other income (expense) - net                            (4.5)         (2.4)
                                                   ---------     ---------
Income before income taxes and Trust distributions     142.8         125.7
Income tax expense                                     (52.1)        (44.8)
Distributions on Trust preferred securities             (4.6)         (4.6)
                                                   ---------     ---------
Net Income                                         $    86.1     $    76.3
                                                   =========     =========


Earnings per share:
  Basic                                            $    0.79     $    0.70
  Diluted                                          $    0.78     $    0.69

Dividends declared per common share                $   0.275     $   0.275








See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)

                                                        March 31,   December 31,
                                                          2000         1999
                                                        ----------  -----------
ASSETS
Current Assets
    Cash and cash equivalents                           $     76.8   $     66.4
    Accounts and notes receivable, less allowances
        for doubtful receivables (March 31, 2000:
        $29.2; December 31, 1999: $28.2)                     917.3        845.1
    Inventories                                            1,003.6        989.5
    Deferred income taxes                                    131.0        129.7
    Prepaid expenses and other assets                         59.5         58.7
                                                        ----------   ----------
           Total Current Assets                            2,188.2      2,089.4
                                                        ----------   ----------

Property, plant and equipment                              1,552.2      1,577.3
Prepaid Pension                                              215.0        212.1
Goodwill                                                   1,046.0      1,031.1
Identifiable intangible assets                               111.2        114.0
Other Assets                                                 462.2        431.7
                                                        ----------   ----------
                                                        $  5,574.8   $  5,455.6
                                                        ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Short-term bank debt                                $    410.7   $    229.1
    Accounts payable                                         451.5        476.2
    Accrued expenses                                         677.9        712.2
    Income taxes payable                                     123.4         78.9
    Current maturities of long-term debt
        and capital lease obligations                         14.9         14.5
                                                        ----------   ----------
           Total Current Liabilities                       1,678.4      1,510.9
                                                        ----------   ----------

Long-term debt and capital lease obligations               1,516.4      1,516.9
Pension obligations                                           80.4         80.4
Postretirement benefits other than pensions                  344.6        347.7
Deferred income taxes                                        130.3        126.7
Other non-current liabilities                                274.7        308.5
Commitments and contingent liabilities                          --           --
Mandatorily redeemable preferred securities of trust         272.0        271.3

Shareholders' Equity
    Common stock - $5 par value
        Authorized 200,000,000 shares; issued
        112,100,299 shares at March 31, 2000, and
        112,064,927 shares at December 31, 1999
        (excluding 14,000,000 shares held by a
        wholly owned subsidiary)                             560.5        560.3
    Additional capital                                       896.4        895.8
    Income retained in the business                            3.6        (52.3)
    Accumulated other comprehensive income                   (42.1)       (44.2)
    Unearned portion of restricted stock awards               (1.1)        (1.2)
    Common stock held in treasury, at cost
        (4,766,122 shares at March 31, 2000, and
        1,832,919 shares at December 31, 1999)              (139.3)       (65.2)
                                                        ----------   ----------
           Total Shareholders' Equity                      1,278.0      1,293.2
                                                        ----------    ----------
                                                        $  5,574.8   $  5,455.6
                                                        ==========   ==========

    See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  ---------------------
                                                                                     2000        1999
                                                                                  --------     --------
OPERATING ACTIVITIES
     Net Income                                                                   $   86.1     $  76.3
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Merger related and consolidation:
             Expenses                                                                  5.4        26.2
             Payments                                                                (23.8)         --
        Depreciation and amortization                                                 70.6        57.4
        Deferred income taxes                                                          2.4         4.2
        Net gains on sales of businesses                                              (1.1)         --
        Gain on sale of investment                                                      --        (3.2)
        Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
             Receivables                                                             (57.0)      (69.3)
             Inventories                                                             (15.7)      (17.0)
             Other current assets                                                     (9.4)        0.7
             Accounts payable                                                        (25.0)        1.9
             Accrued expenses                                                        (14.7)      (26.8)
             Income taxes payable                                                     44.5        35.2
             Other non-current assets and liabilities                                (53.3)       (1.6)
                                                                                  --------     -------
     Net cash provided by operating activities                                         9.0        84.0

INVESTING ACTIVITIES
     Purchases of property                                                           (42.1)      (51.6)
     Proceeds from sale of property                                                   12.2         0.3
     Proceeds from sale of businesses                                                  1.4          --
     Sale of short-term investments                                                     --         3.5
     Payments made in connection with acquisitions,
       net of cash acquired                                                          (34.3)      (26.1)
                                                                                  --------     -------
     Net cash used by investing activities                                           (62.8)      (73.9)

FINANCING ACTIVITIES
     Increase (decrease) in short-term debt                                          181.5        47.1
     Decrease in revolving credit facility, net                                         --       (17.5)
     Repayment of long-term debt and capital lease obligations                        (1.0)       (5.0)
     Proceeds from sale of receivables, net                                           (8.0)         --
     Proceeds from issuance of capital stock                                            --         1.7
     Purchases of treasury stock                                                     (73.7)         --
     Dividends                                                                       (30.3)      (20.5)
     Distributions on Trust preferred securities                                      (4.6)       (4.6)
     Other                                                                             0.2          --
                                                                                  --------     -------
     Net cash provided by financing activities                                        64.1         1.2

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           0.1        (0.4)
                                                                                  --------     -------

Net Increase (Decrease) in Cash and Cash Equivalents                                  10.4        10.9

Cash and Cash Equivalents at Beginning of Period                                      66.4        53.5
                                                                                  --------     -------

Cash and Cash Equivalents at End of Period                                        $   76.8     $  64.4
                                                                                  ========     =======

Supplemental Cash Flow Information:
     Income taxes paid                                                            $   12.6     $   8.1
                                                                                  ========     =======
     Interest paid, net of amounts capitalized                                    $   21.6     $  25.1
                                                                                  ========     =======

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The B.F.Goodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassfied to conform to the current year presentation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B: ACQUISITIONS - In the first quarter of 2000, the Company acquired a manufacturer of earth and sun sensors in attitude determination and control subsystems of spacecraft; ejection seat technology; intellectual property related to certain dyes; and a personal care business. Total consideration aggregated $34.3 million, of which $25.0 million represented goodwill and other intangible assets. The purchase price allocation for these acquisitions has been based on preliminary estimates.

NOTE C: INVENTORIES - Inventories included in the accompanying condensed consolidated balance sheet consist of:

                                              (Dollars in millions)
                                            --------------------------
                                            March 31,     December 31,
                                              2000           1999
                                            ---------     ------------
     FIFO or average cost (which
       approximates current costs):
       Finished products                    $  271.1       $  278.0
       In process                              667.7          608.4
       Raw materials and supplies              226.6          257.5
                                            --------       --------
                                             1,165.4        1,143.9
     Less:
       Reserve to reduce certain
         inventories to LIFO                   (69.1)         (70.8)
       Progress payments and advances          (92.7)         (83.6)
                                            --------       --------

     Total                                  $1,003.6       $  989.5
                                            ========       ========


In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $83.2 million related to design and development costs on the 717-200 program at March 31, 2000. In addition, the Company has excess-over-average inventory of $57.3 million related to costs associated with the production of the flight test inventory and the first production units on this program. The aircraft was certified by the FAA on September 1, 1999, and Boeing is actively marketing the aircraft. Recovery of these costs will depend on the ultimate number of aircraft delivered and successfully achieving the Company's cost projections in future years.

NOTE D: BUSINESS SEGMENT INFORMATION - The Company's operations are classified into three reportable business segments: BFGoodrich Aerospace ("Aerospace"), BFGoodrich Engineered Industrial Products ("Engineered Industrial Products") and BFGoodrich Performance Materials ("Performance Materials"). The Company's three reportable business segments are managed separately based on fundamental differences in their operations.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs. Merger related and consolidation costs are discussed in Note G of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for the consolidated Company. There are no significant intersegment sales.


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2000           1999
                                                     --------        --------
Sales
  Aerospace                                          $  893.0        $  926.2
  Engineered Industrial Products                        177.6           185.6
  Performance Materials                                 307.6           300.0
                                                     --------        --------
    Total Sales                                      $1,378.2        $1,411.8
                                                     ========        ========

Operating Income
  Aerospace                                          $  138.7        $  142.5
  Engineered Industrial Products                         33.6            34.2
  Performance Materials                                  34.1            29.6
                                                     --------        --------
                                                     $  206.4        $  206.3
  Corporate General and
     Administrative Expenses                            (18.4)          (18.7)
  Merger Related and
     Consolidation Costs                                 (5.4)          (26.2)
                                                     --------        --------
    Total Operating Income                           $  182.6        $  161.4
                                                     ========        ========


                                            March 31, 2000     December 31, 1999
                                            --------------     -----------------
Assets
  Aerospace                                    $ 3,138.1           $ 3,021.8
  Engineered Industrial Products                   395.0               390.3
  Performance Materials                          1,413.3             1,408.4
  Corporate                                        628.4               635.1
                                               ---------           ---------
    Total Assets                               $ 5,574.8           $ 5,455.6
                                               =========           =========

NOTE E: EARNINGS PER SHARE - The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)                   Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2000         1999
                                                            ----         ----
Numerator:
Numerator for basic earnings per share
  - income available to common shareholders              $    86.1    $    76.3

Effect of dilutive securities:
   Convertible preferred securities                            1.6          1.6
                                                         ---------    ---------
Numerator for diluted earnings per
  share - income available to common
  shareholders after assumed conversions                 $    87.7    $    77.9
                                                         =========    =========

Denominator:
   Denominator for basic earnings per
     share - weighted-average shares                         109.5        109.7
                                                         ---------    ---------
   Effect of dilutive securities:
      Stock options, warrants and restricted shares            0.5          0.7
      Convertible preferred securities                         2.9          2.9
                                                         ---------    ---------
   Dilutive potential common shares                            3.4          3.6
                                                         ---------    ---------
   Denominator for diluted earnings per
     share - adjusted weighted-average shares
     and assumed conversions                                 112.9        113.3
                                                         =========    =========
Earnings per share:
   Basic                                                 $    0.79   $     0.70
                                                         =========    =========
   Diluted                                               $    0.78   $     0.69
                                                         =========    =========

The Company's Board of Directors approved a $300 million share repurchase program during the quarter. The Company has repurchased 2.9 million shares of its common stock for $73.7 million through March 31, 2000.

NOTE F: COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

(Dollars in millions)                                      Three Months Ended
                                                               March 31,
                                                           ------------------
                                                             2000     1999
                                                             ----     ----

Net Income                                                  $ 86.1   $ 76.3
Other Comprehensive Income
  Unrealized translation adjustments
    during period                                              2.1    (14.2)
                                                            ------   ------
Total Comprehensive Income                                  $ 88.2   $ 62.1
                                                            ======   ======


Accumulated other comprehensive income consists of the following (dollars in millions):

                                              March 31, 2000   December 31, 1999
                                              --------------   -----------------

Cumulative unrealized translation adjustments    $ (35.4)          $ (37.5)
Minimum pension liability adjustment                (6.7)             (6.7)
                                                 -------           -------
                                                 $ (42.1)          $ (44.2)
                                                 =======           =======


NOTE G: MERGER RELATED AND CONSOLIDATION COSTS - Merger related and consolidation reserves at December 31, 1999 and March 31, 2000, as well as activity during the first quarter, consisted of:

                                           (Dollars in millions)
                         -------------------------------------------------------
                              Balance                   Reserve      Balance
                         December 31, 1999  Provision  Reduction  March 31, 2000
                         -----------------  ---------  ---------  --------------

Personnel related costs      $  41.3         $   2.0    $  21.1      $  22.2
Transaction costs                2.0              --         --          2.0
Consolidation                    7.9             3.4        4.2          7.1
                             -------         -------    -------      -------
                             $  51.2         $   5.4    $  25.3      $  31.3
                             =======         =======    =======      =======


During the first quarter of 2000, the Company recorded merger related and consolidation costs of $5.4 million consisting of $2.0 million in personnel related costs and $3.4 million in consolidation costs. The $2.0 million in personnel related costs consists of $1.0 million in employee relocation costs associated with the Coltec merger and $1.0 million for work force reductions in the Company's Aerospace Segment. Consolidation costs include a $1.5 million non-cash charge related to the write-off of certain assets and accelerated depreciation related to assets whose useful lives had been reduced as a result of consolidation activities and $1.9 million for realignment activities in Aerospace. Of the $25.3 million reduction in reserves, $23.8 million related to cash payments and $1.5 million related to the write-off of assets during the quarter.

NOTE H: CONTINGENCIES

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

At March 31, 2000, the Company has recorded in Accrued Expenses and in Other Non-current Liabilities a total of $120.1 million to cover future environmental expenditures. This amount is recorded on an undiscounted basis.

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

ASBESTOS

As of March 31, 2000 two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 94,300 actions (including approximately 9,600 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During the first three months of 2000, these two subsidiaries of the Company received approximately 6,900 new actions compared to approximately 10,400 new actions received during the first three months of 1999. Through March 31, 2000, approximately 292,100 of the approximately 386,400 total actions brought have been settled or otherwise disposed.

Payments were made by the Company with respect to asbestos liability and related costs aggregating $26.3 million and $16.5 million for the first three months of 2000 and 1999, respectively, substantially all of which were covered by insurance. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Related to payments not covered by insurance, the Company recorded charges to operations amounting to approximately $2.0 million during the first three months of 2000 and 1999.

In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of March 31, 2000, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $164.7 million and the Company expects that this cost will be substantially covered by insurance.

With respect to the 84,700 outstanding actions as of March 31, 2000, which are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty what, if any, potential liability or costs may be incurred by the Company. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Subsidiaries of the Company continue to distribute encapsulated asbestos-bearing product in the United States with annual sales of less than $1.5 million. All sales are accompanied by appropriate warnings. The end users of such product are sophisticated users who utilize the product for critical applications where no known substitutes exist or have been approved.

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

                                                (Dollars in millions)
                                           March 31,                December 31,
                                             2000                      1999
                                            ------                    ------

Accounts and notes receivable               $171.8                    $146.9
Other assets                                  32.0                      36.7
Accrued expenses                             140.7                     134.6
Other liabilities                             24.0                      28.5


NOTE I: SUBSEQUENT EVENTS

On April 17, 2000, the Company announced that it intends to divest its Performance Materials Segment. The Company expects to meet the criteria for accounting for the disposition as a discontinued operation later this year. At such time, all periods will be restated to reflect Performance Materials' results as a discontinued operation. The Company anticipates using the proceeds from the divestiture to grow the aerospace and industrial businesses, to fund its current share buy back program and for the reduction of debt. In April 2000, the Company also announced its intention to close its landing gear facility in Euless, Texas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS

         o Net income, excluding special items, was $89.5 million, or $0.81 per share, compared to $92.8 million, or $0.84 per share, in the year-ago quarter.

         o        Operating income margins increased to 15.0%

         o        EBITDA, excluding special items, increased to $254.1 million.

         o Announced intention to divest the Performance Materials Segment during 2000 (see further discussion below and in Note I of the accompanying unaudited condensed consolidated financial statements).

         o Announced authorization to repurchase up to $300 million of the Company's outstanding common stock (repurchased $73.7 million, or 2.9 million shares, through March 31, 2000).

         o        Reorganized the Company's Aerospace and Performance Materials
                  Segments.

         o Announced intention to close its landing gear facility in Euless, Texas.

PROPOSED DIVESTITURE OF PERFORMANCE MATERIALS SEGMENT

On April, 17, 2000, the Company announced that it intends to focus on its Aerospace and Engineered Industrial Products businesses and divest its Performance Materials segment. The Company anticipates that the divestiture will be completed by year-end 2000. The proceeds of the divestiture will be available for growing the Company's Aerospace and Engineered Industrial Products businesses, for its current share repurchase program, and for reducing debt.

RESULTS OF OPERATIONS

TOTAL COMPANY

Sales during the quarter ended March 31, 2000, decreased by $33.6 million, or
2.4 percent, from sales during the same period last year. Sales decreased by 3.6 percent for the Aerospace Segment and by 4.3 percent for the Engineered Industrial Products Segment and increased by 2.5 percent for the Performance Materials Segment as compared to the 1999 first quarter. The reasons for these fluctuations as compared to last year are discussed by segment below.

Cost of sales as a percent of sales increased from 71.3 percent in 1999 to 71.6 percent in 2000. Given the reduction in sales between periods noted above, the increase would have been larger absent management's ability to lower its controllable costs through operating improvement initiatives.

Selling and administrative costs as a percent of sales decreased from 15.4 percent in 1999 to 14.8 percent in 2000. This is due primarily to the Company's efforts to control costs (previously announced layoffs, lean manufacturing initiatives, plant closures, etc.), especially given the decrease in sales noted above.

Merger related and consolidation costs of $5.4 million and $26.2 million were recorded during the first quarter of 2000 and 1999, respectively (see further discussion in Note G of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur an additional $20 to $30 million of merger related and consolidation costs during the remainder of 2000. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the consolidation of landing gear facilities, the reorganization of operating facilities and for employee relocation and severance costs.

Excluding merger related and consolidation costs, operating income in the first quarter increased $0.4 million, or 0.2 percent, from $187.6 million in 1999 to $188.0 million in 2000. Operating income decreased by $3.8 million in the Aerospace Segment and by $0.6 million in the Engineered Industrial Products Segment and increased by $4.5 million in the Performance Materials Segment. Unallocated corporate general and administrative costs decreased slightly between periods. Operating income by segment is discussed in greater detail below.

Interest expense-net increased $2.0 million from $33.3 million in 1999 to $35.3 million in 2000. The increase is a direct result of additional short-term borrowings due primarily to acquisitions and the repurchase of the Company's common stock during the first quarter of 2000. The Company repurchased approximately 2.9 million shares of its common stock at an aggregate cost of $73.7 million during the first quarter. The Company's board of directors has authorized the repurchase of up to $300 million of the Company's outstanding common stock.

Other expense-net increased $2.1 million from $2.4 million in the first quarter of 1999 to $4.5 million in the first quarter of 2000. Excluding gains from the sale of businesses of $1.1 million in 2000 and $3.2 million in 1999, other expense-net remained unchanged at $5.6 million.

The Company's effective tax rate increased from 35.6 percent to 36.5 percent, quarter to quarter. The effective tax rate in the first quarter of 2000 approximates the rate for all of 1999, excluding special items, and is consistent with the rate expected for 2000.

BUSINESS SEGMENT PERFORMANCE

SEGMENT ANALYSIS


                                                   Three Months Ended March 31,

(Dollars in Millions)                                   2000           1999
--------------------------------------------------------------------------------

SALES:

   Aerospace                                       $    893.0     $    926.2

   Engineered Industrial Products                       177.6          185.6

   Performance Materials                                307.6          300.0
 -------------------------------------------------------------------------------

     Total                                         $  1,378.2     $  1,411.8
================================================================================

OPERATING INCOME:

   Aerospace                                       $    138.7     $    142.5

   Engineered Industrial Products                        33.6           34.2

   Performance Materials                                 34.1           29.6
--------------------------------------------------------------------------------

     Total Reportable Segments                          206.4          206.3

   Corporate                                            (18.4)         (18.7)

   Merger Related and Consolidation Costs                (5.4)         (26.2)
--------------------------------------------------------------------------------

     Total                                         $    182.6     $    161.4
================================================================================


The Company's operations are classified into three reportable business segments:
BFGoodrich Aerospace ("Aerospace"), BFGoodrich Engineered Industrial Products ("Engineered Industrial Products") and BFGoodrich Performance Materials ("Performance Materials"). The Aerospace Segment reorganized during the first quarter creating the following new operating groups: Aerostructures and Aviation Services, Landing Systems, Engine and Safety Systems and Electronic Systems. The segment's maintenance, repair and overhaul businesses are now being reported with their respective original equipment businesses. Prior period amounts have been reclassified to conform with this new group structure. These groups serve commercial, military, regional, business and general aviation markets.

Engineered Industrial Products is a single business group. This group manufactures industrial seals; gaskets; packing products; self-lubricating bearings; diesel, gas and dual fuel engines; air compressors; spray nozzles and vacuum pumps.

Performance Materials consists of three business groups: Textile and Coatings Solutions; Polymer Additives and Specialty Plastics; and Consumer Specialties. These groups provide materials for a wide range of end use market applications including textiles, coatings, food & beverage, personal care, pharmaceuticals, graphic arts, industrial piping, plumbing and transportation. Certain research and development expenses previously reported within corporate general and administrative costs are now included within the segment's results. The segment also reorganized how it accounts and reports the results for certain product lines within its groups during the quarter. Prior period results have been reclassified for consistency.

Corporate includes general and administrative costs. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment. Merger related and consolidation costs are presented separately (see further discussion in Note G to the accompanying unaudited condensed consolidated financial statements).

An expanded analysis of sales and operating income by business segment follows.

AEROSPACE

(Dollars in millions)

                                                Three Months Ended March 31,
                                             -----------------------------------
                                             2000            1999       % Change
                                             ----            ----       --------

SALES
 Aerostructures and Aviation Services       $357.6          $387.5        (7.7)
 Landing Systems                             260.1           262.5        (0.9)
 Engine and Safety Systems                   147.8           143.5         3.0
 Electronic Systems                          127.5           132.7        (3.9)
                                            ------          ------

     Total Sales                            $893.0          $926.2        (3.6)
                                            ======          ======

OPERATING INCOME
 Aerostructures and Aviation Services       $ 48.9          $ 56.5       (13.5)
 Landing Systems                              37.3            36.8         1.4
 Engine and Safety Systems                    27.3            24.7        10.5
 Electronic Systems                           25.2            24.5         2.9
                                            ------          ------

     Total Operating Income                 $138.7          $142.5        (2.7)
                                            ======          ======

OPERATING INCOME AS A PERCENT OF SALES
 Aerostructures and Aviation Services         13.7            14.6
 Landing Systems                              14.3            14.0
 Engine and Safety Systems                    18.5            17.2
 Electronic Systems                           19.8            18.5

     Total Aerospace                          15.5            15.4

Aerospace sales during the first quarter of 2000 decreased by $33.2 million, or
3.6 percent, from $926.2 million in 1999 to $893.0 million in 2000. The decrease was attributable to lower sales in the Landing Systems, Electronic Systems and Aerostructures and Aviation Services groups, partially offset by a slight increase in sales in the Engine and Safety Systems group.

Aerospace operating income of $138.7 million during the first quarter of 2000 was $3.8 million, or 2.7 percent, lower than the first quarter of 1999. The decrease in operating income was attributable to the Aerostructures and Aviation Services group, partially offset by a slight increase in operating income at the Landing Systems, Engine and Safety Systems, and Electronic Systems groups.

AEROSTRUCTURES AND AVIATION SERVICES: Sales for the first quarter of 2000 decreased $29.9 million, or 7.7 percent, from $387.5 million in the first quarter of 1999 to $357.6 million in the first quarter of 2000. Most of the decrease resulted from the MD-90 program no longer being in production, as well as from lower aftermarket sales. This decrease was partially offset by a significant increase in sales within the aerostructures services business. Aviation Services sales during the quarter were flat as compared with the first quarter of 1999.

Aerostructures and Aviation Services operating income for the first quarter of 2000 decreased $7.6 million, or 13.5 percent, from $56.5 million in the first quarter of 1999 to $48.9 million in the first quarter of 2000. The decrease is predominantly due to lower volume in the group's aerostructures market, partially mitigated by a settlement with a commercial customer for cancellation of an ongoing program, favorable mix, and improved operating performance on some long-term production contracts. Aviation Services recorded a slight loss during the period primarily due to the postponement of scheduled work by a major customer.

LANDING SYSTEMS: Sales for the first quarter of 2000 decreased $2.4 million, or
0.9 percent, from $262.5 million in the first quarter of 1999 to $260.1 million in the first quarter of 2000. Landing Gear sales were lower than the same period a year ago as increases in commercial and military spares sales did not fully offset decreased commercial OEM production, particularly on the Boeing 747 and Boeing 777 programs. Aftermarket sales of wheels and brakes were higher than the same period a year ago as a result of increased sales on the Boeing 737, Boeing 747 and on the Airbus 330/340 and Airbus 319/320 programs, as well as increased sales in the regional, business and military market segment. The landing gear and wheel and brake service businesses both had stronger sales than the same period a year ago.

Landing Systems operating income for the first quarter of 2000 increased $0.5 million, or 1.4 percent, from $36.8 million in the first quarter of 1999 to $37.3 million in the first quarter of 2000. The increase was attributable to a more favorable mix and increased military, regional and service volume of wheels and brakes, partially offset by lower operating income resulting from the reduced sale of landing gear as discussed above.

ENGINE AND SAFETY SYSTEMS: Sales for the first quarter of 2000 increased $4.3 million, or 3.0 percent, from $143.5 million in the first quarter of 1999 to $147.8 million in the first quarter of 2000. Significantly stronger sales in engine products, especially power generation products, more than made up for the weakness in safety products. The weakness in safety product sales was due to lower commercial OEM shipments on the Boeing 747 program and on certain military programs.

Engine and Safety Systems group operating income for the first quarter of 2000 increased $2.6 million, or 10.5 percent, from $24.7 million in the first quarter of 1999 to $27.3 million in the first quarter of 2000. Favorable manufacturing variances and reduced spending enhanced operating income in addition to the increased volume in engine products noted above.

ELECTRONIC SYSTEMS: Sales for the first quarter of 2000 decreased $5.2 million, or 3.9 percent, from $132.7 million in the first quarter of 1999 to $127.5 million in the first quarter of 2000. Sales of aircraft sensors and fuel and utility systems to the military were weaker, period over period. Sales of avionics and space flight systems increased from the same period a year ago, but were not enough to offset the decrease in sales of aircraft sensors and fuel and utility systems noted above.

Electronic Systems group operating income for the first quarter of 2000 increased $0.7 million, or 2.9 percent, from $24.5 million in the first quarter of 1999 to $25.2 million in the first quarter of 2000. Increased volume in space flight systems, combined with a very favorable product mix in fuel and utility systems, accounted for the increased operating income.

ENGINEERED INDUSTRIAL PRODUCTS:

(IN MILLIONS)
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2000                1999
                                                   -------              -------

Sales                                              $ 177.6              $ 185.6
Operating Income                                   $  33.6              $  34.2
Operating Income as a percent of Sales                18.9%                18.4%


Sales were lower by $8.0 million, or 4.3 percent, from $185.6 million in the first quarter of 1999 to $177.6 million in the first quarter of 2000. The decrease in sales was attributable to the completion of a large engine project during 1999 and the initiation of sales on a similar but lower revenue producing project during 2000 and lower sales at the segment's foreign operations due in part to foreign currency changes. Operations serving the domestic automotive market also experienced lower sales compared to first quarter 1999. These declines were offset, in part, by operations serving the air products and the heavy-duty truck markets. The air compressors division sales during the quarter also exceeded sales during the first quarter of 1999.

Operating income decreased $0.6 million, or 1.8 percent from $34.2 million in the first quarter of 1999 to $33.6 million in the first quarter of 2000. The decline in operating income was due primarily to volume declines. Operating income as a percentage of sales, however, increased during the period from 18.4 percent to 18.9 percent as a result of manufacturing efficiencies and other cost improvements.

PERFORMANCE MATERIALS

(Dollars in millions)

                                                Three Months Ended March 31,
                                             -----------------------------------
                                             2000            1999       % Change
                                             ----            ----       --------
SALES
 Textile and Coatings
    Solutions                               $133.7          $131.5        1.7
 Polymer Additives and
    Specialty Plastics                       114.4           109.3        4.7
 Consumer Specialties                         59.5            59.2        0.5
                                            ------          ------

     Total                                  $307.6          $300.0        2.5
                                            ======          ======
OPERATING INCOME
 Textile and Coatings
    Solutions                                $ 8.0            $6.2       29.0
 Polymer Additives and
    Specialty Plastics                        19.3            18.3        5.5
 Consumer Specialties                          6.8             5.1       33.3
                                            ------          ------

     Total Operating Income                 $ 34.1          $ 29.6       15.2
                                            ======          ======


OPERATING INCOME AS A PERCENT OF SALES

 Textile and Coating Solutions                 6.0             4.7
 Polymer Additives and
    Specialty Plastics                        16.9            16.7
 Consumer Specialties                         11.4             8.6

    Total Performance
       Materials                              11.1             9.9

Sales increased $7.6 million, or 2.5 percent, from $300.0 million in 1999 to $307.6 million in 2000. The increase was due to a nearly 10 percent increase in volume, with each of the groups showing volume gains. Continued downward pricing pressure in most market segments offset a portion of the volume gains. Product mix was slightly unfavorable to last year as well, with unfavorable foreign currency exchange rates also negatively impacting sales for the quarter.

Operating income increased by $4.5 million, or 15.2 percent, from $29.6 million in 1999 to $34.1 million in 2000. The increase in income can be attributed to the impact of higher sales, the lower costs achieved through the restructuring announced during the first quarter of 1999 and tight cost controls in place during the quarter. The increase was partially offset by higher raw material costs.

TEXTILE AND COATINGS SOLUTIONS: Sales increased by $2.2 million, or 1.7 percent, from $131.5 million in 1999 to $133.7 million in 2000. The sales impact of higher volume and the Mydrin acquisition (March 1999) offset unfavorable pricing and continued softness in textile markets. The coatings business had a strong quarter due to new business with significant existing customers.

Operating income increased by $1.8 million, or 29.0 percent, from $6.2 million in 1999 to $8.0 million in 2000. The increase was attributable to higher volumes ($3.1 million) and cost control efforts ($5.7 million).

POLYMER ADDITIVES AND SPECIALTY PLASTICS: Sales increased by $5.1 million, or
4.7 percent, from $109.3 million in 1999 to $114.4 million in 2000. The increase in sales was caused primarily by favorable volume ($18.2 million), offset by unfavorable price and mix ($10.3 million). The higher volumes occurred at most of the Group's businesses, particularly in the plumbing, industrial, and rubber chemical markets.

Operating income increased $1.0 million, or 5.5 percent, from $18.3 million in 1999 to $19.3 million in 2000. The improvement was due to higher volumes and cost reductions in SG&A, partially offset by unfavorable price, mix and manufacturing costs.

CONSUMER SPECIALTIES: Sales increased $0.3 million, or 0.5 percent, from $59.2 million in 1999 to $59.5 million in 2000. The increase was due primarily to higher volume of Carbopol(R) sales, particularly in Asia and Latin America, partially offset by lower volume in colors, lower volume and pricing in phenol, unfavorable mix and foreign currency exchange rates.

Operating income increased $1.7 million, or 33.3 percent, from $5.1 million in 1999 to $6.8 million in 2000. As noted above, sales were relatively flat between periods. Thus, the increase in operating income was mostly attributable to overall favorable volume, manufacturing efficiencies and continued productivity improvements.

                         CAPITAL RESOURCES AND LIQUIDITY

Current assets less current liabilities decreased $68.7 million from December 31, 1999 to March 31, 2000. The decrease resulted primarily from an increase in short-term debt related to acquisitions and the Company's share repurchase program, partially offset by an increase in accounts receivable. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999) to satisfy its operating requirements and capital spending programs, repurchase shares of its common stock and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 55.5 percent at March 31, 2000, compared with 52.8 percent at December 31, 1999. For purposes of this ratio, the trust preferred securities are treated as capital.

CASH FLOWS

Cash flow from operating activities decreased $75.0 million from $84 million in the first three months of 1999 to $9 million in the first three months of 2000, primarily as a result of merger related and consolidation costs, a decrease in accounts payable and an increase in long-term assets (rotables and joint venture investments). EBITDA, excluding special items, increased $11.5 million from $242.6 million in the first three months of 1999 to $254.1 million in the first three months of 2000.

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

The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. Actions taken to date include the ability to quote its prices; invoice when requested by the customer; and issue pay checks to its employees on a dual currency basis. The Company has not yet set conversion dates for its accounting systems, statutory reporting and its tax books, but will do so later this year. The financial institutions in which the Company has relationships have transitioned to the Euro successfully and are issuing statements in dual currencies.

                            NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended by FASB

Statement No. 137, is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoptions as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position. However, the Statement could increase volatility in earnings and comprehensive income.

In September 1999, the EITF reached a consensus on Issue 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements." The consensus requires design and development costs for products to be sold under long-term supply arrangements incurred subsequent to December 31, 1999, to be expensed as incurred unless contractually recoverable. The consensus did not have an impact on the Company's results or financial position.

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". The SEC staff has delayed the effective date of SAB 101 until the second quarter of 2000. The Company does not believe the SAB will have a significant impact on the Company's results or financial position.

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

Our Annual Report on Form 10-K for the year ended December 31, 1999 lists various risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties are detailed in the Management's Discussion and Analysis section of that Form 10-K under the heading "Forward-Looking Information is Subject to Risk and Uncertainty", which is incorporated by reference herein. You should understand that it is not possible to predict or identify all such risks and uncertainties. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, the Company has been notified that it is among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sits. See Note H to the accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.

         Exhibit 10(LL) Performance Share Deferred Compensation Plan Summary Plan Description.

         Exhibit 27.       Financial Data Schedules.

(b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000:

         Current Report on Form 8-K filed February 3, 2000 (relating to the announcement of the Company's earnings for the fiscal year ended December 31, 1999).

         Current Report on Form 8-K filed February 22, 2000 (relating to the announcement of the Company's share repurchase program).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 11, 2000                                The B.F.Goodrich Company





                                            /S/LAURENCE A. CHAPMAN
                                            -----------------------------------
                                            Laurence A. Chapman
                                            Senior Vice President and
                                            Chief Financial Officer





                                            /S/ROBERT D. KONEY, JR.
                                            -----------------------------------
                                            Robert D. Koney, Jr.
                                            Vice President & Controller
                                            (Chief Accounting Officer)