Form 10-Q
period 2000-06-30
GOODRICH B F CO
filed 2000-08-10
CIK 42542

                                    FORM 10=Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarterly Period Ended          June 30, 2000
                               -------------------------------

Commission file number                 1-892
                      -------------------------------------

                            THE B.F.GOODRICH COMPANY
             (Exact Name of Registrant as Specified in its Charter)

          NEW YORK                                                34-0252680
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, N.C.      28217
------------------------------------------------------------  -------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  704-423-7000
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

                         Yes [X]      No [ ]


As of June 30, 2000, there were 101,468,524 shares of common stock outstanding. There is only one class of common stock.

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements


                            THE B.F.GOODRICH COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (Dollars in millions, except per share amounts)



                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,
                                              -------------------------         ------------------------
                                                2000             1999             2000            1999
                                              --------         --------         --------        --------

Sales                                         $1,380.9         $1,463.4         $2,759.1        $2,875.2
Operating Costs and Expenses:
  Cost of sales                                  988.0          1,043.6          1,974.6         2,050.7
  Selling and administrative expenses            204.6            216.7            408.2           433.8
  Merger-related and consolidation costs          15.2             10.1             20.6            36.3
                                              --------         --------         --------        --------
                                               1,207.8          1,270.4          2,403.4         2,520.8
                                              --------         --------         --------        --------
Operating income                                 173.1            193.0            355.7           354.4
Interest expense                                 (37.3)           (34.2)           (73.8)          (68.2)
Interest income                                    1.7              1.6              2.9             2.3
Other income (expense) - net                      (1.6)            (0.1)            (6.1)           (2.5)
                                              --------         --------         --------        --------
Income before
  income taxes and Trust distributions           135.9            160.3            278.7           286.0
Income tax expense                               (49.6)           (57.8)          (101.7)         (102.6)
Distributions on Trust preferred
  securities                                      (4.6)            (4.6)            (9.2)           (9.2)
                                              --------         --------         --------        --------
Net Income                                    $   81.7         $   97.9         $  167.8        $  174.2
                                              ========         ========         ========        ========


Earnings per share:
  Basic                                       $   0.77         $   0.89         $   1.56        $   1.59
  Diluted                                     $   0.75         $   0.87         $   1.53        $   1.56

Dividends declared per common share           $  0.275         $  0.275         $   0.55        $   0.55

See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)

                                                                                     JUNE 30,      December 31,
                                                                                       2000           1999
                                                                                     --------       --------

ASSETS
Current Assets
    Cash and cash equivalents                                                        $   81.5       $   66.4
    Accounts and notes receivable, less allowances
           for doubtful receivables (June 30, 2000:
           $28.3; December 31, 1999: $28.2)                                             972.8          845.1
    Inventories                                                                       1,024.0          989.5
    Deferred income taxes                                                               131.0          129.7
    Prepaid expenses and other assets                                                    59.3           58.7
                                                                                     --------       --------
           Total Current Assets                                                       2,268.6        2,089.4
                                                                                     --------       --------

Property, plant and equipment                                                         1,542.5        1,577.3
Prepaid Pension                                                                         219.5          212.1
Goodwill                                                                              1,036.5        1,031.1
Identifiable intangible assets                                                          106.8          114.0
Other Assets                                                                            520.8          431.7
                                                                                     --------       --------
                                                                                     $5,694.7       $5,455.6
                                                                                     ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Short-term bank debt                                                             $  598.6       $  229.1
    Accounts payable                                                                    475.4          476.2
    Accrued expenses                                                                    692.8          712.2
    Income taxes payable                                                                143.3           78.9
    Current maturities of long-term debt
        and capital lease obligations                                                     6.9           14.5
                                                                                     --------       --------
           Total Current Liabilities                                                  1,917.0        1,510.9
                                                                                     --------       --------

Long-term debt and capital lease obligations                                          1,515.2        1,516.9
Pension obligations                                                                      62.9           80.4
Postretirement benefits other than pensions                                             342.9          347.7
Deferred income taxes                                                                   134.3          126.7
Other non-current liabilities                                                           340.3          308.5
Commitments and contingent liabilities                                                     --             --
Mandatorily redeemable preferred securities of trust                                    272.6          271.3

Shareholders' Equity
    Common stock - $5 par value
        Authorized 200,000,000 shares; issued 112,390,627 shares at June 30,
        2000, and 112,064,927 shares at December 31, 1999 (excluding 14,000,000
        shares held by a wholly owned subsidiary)                                       561.9          560.3
    Additional capital                                                                  898.3          895.8
    Income retained in the business                                                      56.2          (52.3)
    Accumulated other comprehensive income                                              (47.4)         (44.2)
    Unearned portion of restricted stock awards                                          (1.2)          (1.2)
    Common stock held in treasury, at cost (10,922,103 shares at June 30, 2000,
        and 1,832,919 shares at December 31, 1999)                                     (358.3)         (65.2)
                                                                                     --------       --------
           Total Shareholders' Equity                                                 1,109.5        1,293.2
                                                                                     --------       --------
                                                                                     $5,694.7       $5,455.6
                                                                                     ========       ========

See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    --------------------
                                                                     2000         1999
                                                                    -------      -------

OPERATING ACTIVITIES
     Net Income                                                     $ 167.8      $ 174.2
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Merger related and consolidation:
              Expenses                                                 20.6         36.3
              Payments                                                (38.5)       (50.1)
         Depreciation and amortization                                137.5        115.0
         Deferred income taxes                                          6.3         15.9
         Net gains on sales of businesses                              (2.0)        (6.2)
         Gain on sale of investment                                      --         (3.2)
         Change in assets and liabilities, net of effects of
            acquisitions and dispositions of businesses:
              Receivables                                            (125.0)      (103.8)
              Inventories                                             (41.1)        38.8
              Other current assets                                     (1.3)       (63.4)
              Accounts payable                                          2.0        (29.2)
              Accrued expenses                                        (20.0)        75.5
              Income taxes payable                                     64.1         34.1
              Other non-current assets and liabilities                (74.3)       (28.1)
                                                                    -------      -------
     Net cash provided by operating activities                         96.1        205.8

INVESTING ACTIVITIES
     Purchases of property                                            (89.3)      (111.2)
     Proceeds from sale of property                                    17.6          1.6
     Proceeds from sale of businesses                                   4.8          3.9
     Sale of short-term investments                                      --          3.5
     Payments made in connection with acquisitions,
       net of cash acquired                                           (36.5)       (36.4)
                                                                    -------      -------
     Net cash used by investing activities                           (103.4)      (138.6)

FINANCING ACTIVITIES
     Increase (decrease) in short-term debt                           370.3       (101.5)
     Proceeds from issuance of long-term debt                            --        200.0
     Decrease in revolving credit facility, net                          --        (35.5)
     Repayment of long-term debt and capital lease obligations         (9.3)       (12.5)
     Proceeds from sale of receivables, net                             0.1           --
     Proceeds from issuance of capital stock                             --          4.5
     Purchases of treasury stock                                     (275.2)        (0.3)
     Dividends                                                        (60.5)       (40.9)
     Distributions on Trust preferred securities                       (9.2)        (9.2)
     Other                                                              8.0           --
                                                                    -------      -------
     Net cash provided by financing activities                         24.2          4.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents           (1.8)         0.4
                                                                    -------      -------

Net Increase in Cash and Cash Equivalents                              15.1         72.2

Cash and Cash Equivalents at Beginning of Period                       66.4         53.5
                                                                    -------      -------

Cash and Cash Equivalents at End of Period                          $  81.5      $ 125.7
                                                                    =======      =======

Supplemental Cash Flow Information:
     Income taxes paid                                              $  23.1      $  58.7
                                                                    =======      =======
     Interest paid, net of amounts capitalized                      $  72.8      $  65.4
                                                                    =======      =======

See notes to condensed consolidated financial statements

                            THE B.F.GOODRICH COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The B.F.Goodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B: ACQUISITIONS - In the first six months of 2000, the Company acquired a manufacturer of earth and sun sensors in attitude determination and control subsystems of spacecraft; ejection seat technology, intellectual property related to certain dyes; and a personal care business. Total consideration aggregated $32.4 million, of which $25.0 million represented goodwill and other intangible assets. The purchase price allocation for these acquisitions has been based on preliminary estimates.

NOTE C: INVENTORIES - Inventories included in the accompanying condensed consolidated balance sheet consist of:

                                              (Dollars in millions)
                                         -------------------------------
                                         June 30,           December 31,
                                           2000                 1999
                                         --------           ------------
FIFO or average cost
  (which approximates current costs):
  Finished products                      $  346.7            $  278.0
  In process                                604.9               608.4
  Raw materials and supplies                229.4               257.5
                                         --------            --------
                                          1,181.0             1,143.9
Less:
  Reserve to reduce certain
    inventories to LIFO                     (74.6)              (70.8)
  Progress payments and advances            (82.4)              (83.6)
                                         --------            --------

Total                                    $1,024.0            $  989.5
                                         ========            ========


In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $82.1 million related to design and development costs on the 717-200 program at June 30, 2000. In addition, the Company has excess-over-average inventory of $58.7 million related to costs associated with the production of the flight test inventory and the first production units on this program. The aircraft was certified by the FAA on September 1, 1999, and Boeing is actively marketing the aircraft. Recovery of these costs will depend on the ultimate number of aircraft delivered and successfully achieving the Company's cost projections in future years.

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

On April 17, 2000, the Company announced that it intends to divest its Performance Materials Segment. The Company expects to meet the criteria for accounting for the disposition as a discontinued operation later this year. At such time, all periods will be restated to reflect Performance Materials' results as a discontinued operation. The proceeds of the divestiture will be used primarily to reduce debt and repurchase additional shares of stock with the latter requiring approval of the Company's Board of Directors. Strategic acquisitions will also be considered on a case by case basis.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Merger related and consolidation costs are discussed in Note G of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for the consolidated Company. There are no significant intersegment sales.

                                         Three Months Ended            Six Months Ended
                                              June 30,                      June 30,
                                        2000           1999           2000           1999
                                        ----           ----           ----           ----

Sales
  Aerospace                           $  900.2       $  965.9       $1,793.2       $1,892.1
  Engineered Industrial Products         182.2          186.5          359.8          372.1
  Performance Materials                  298.5          311.0          606.1          611.0
                                      --------       --------       --------       --------
    Total Sales                       $1,380.9       $1,463.4       $2,759.1       $2,875.2
                                      ========       ========       ========       ========

Segment Operating Income
  Aerospace                           $  141.9       $  144.9       $  280.6       $  287.4
  Engineered Industrial Products          32.6           37.0           66.2           71.2
  Performance Materials                   30.9           39.2           65.0           68.8
                                      --------       --------       --------       --------
                                         205.4          221.1          411.8          427.4
  Corporate General and
     Administrative Expenses             (17.1)         (18.0)         (35.5)         (36.7)
  Merger Related and
     Consolidation Costs                 (15.2)         (10.1)         (20.6)         (36.3)
                                      --------       --------       --------       --------
    Total Operating Income            $  173.1       $  193.0       $  355.7       $  354.4
                                      ========       ========       ========       ========

                                       June 30, 2000      December 31, 1999
                                       -------------      -----------------
Assets
  Aerospace                             $ 3,191.3            $ 3,021.8
  Engineered Industrial Products            390.9                390.3
  Performance Materials                   1,388.6              1,408.4
  Corporate                                 723.9                635.1
                                        ---------            ---------
    Total Assets                        $ 5,694.7            $ 5,455.6
                                        =========            =========

NOTE E: EARNINGS PER SHARE - The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)                   Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                          -----------------         -----------------
                                                          2000         1999         2000         1999
                                                          ----         ----         ----         ----

Numerator:
Numerator for basic earnings per share
  - income available to common shareholders              $ 81.7       $ 97.9       $167.8       $174.2

Effect of dilutive securities:
   Convertible preferred securities                         1.6          1.6          3.2          3.2
                                                         ------       ------       ------       ------
Numerator for diluted earnings per
     share-income available to common
     shareholders after assumed conversions              $ 83.3       $ 99.5       $171.0       $177.4
                                                         ======       ======       ======       ======

Denominator:
   Denominator for basic earnings per
     share - weighted-average shares                      106.1        109.9        107.8        109.8
                                                         ------       ------       ------       ------
   Effect of dilutive securities:
     Stock options, warrants and restricted shares          1.6          1.1          1.0          0.9
     Convertible preferred securities                       2.9          2.9          2.9          2.9
                                                         ------       ------       ------       ------
   Dilutive potential common shares                         4.5          4.0          3.9          3.8
                                                         ------       ------       ------       ------
   Denominator for diluted earnings per
     share - adjusted weighted-average shares
     and assumed conversions                              110.6        113.9        111.7        113.6
                                                         ======       ======       ======       ======
Earnings per share:
   Basic                                                 $ 0.77       $ 0.89       $ 1.56       $ 1.59
                                                         ======       ======       ======       ======
   Diluted                                               $ 0.75       $ 0.87       $ 1.53       $ 1.56
                                                         ======       ======       ======       ======

The Company's Board of Directors approved a $300 million share repurchase program during the first quarter. The Company has repurchased 9.3 million shares of its common stock for $300.0 million through June 30, 2000.

NOTE F:  COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

(Dollars in millions)                         Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                              -------------------        -------------------
                                              2000           1999         2000          1999
                                              ----           ----         ----          ----

Net Income                                   $81.7          $97.9        $167.8        $174.2
Other Comprehensive Income
   Unrealized translation adjustments
         during period                        (5.4)          (5.2)         (3.1)        (19.4)
                                             -----          -----        ------        ------
Total Comprehensive Income                   $76.3          $92.7        $164.7        $154.8
                                             =====          =====        ======        ======


Accumulated other comprehensive income consists of the following (dollars in millions):

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
Cumulative unrealized translation adjustments     $(40.6)           $(37.5)
Minimum pension liability adjustment                (6.7)             (6.7)
                                                  ------            ------
                                                  $(47.3)           $(44.2)
                                                  ======            ======

NOTE G:  MERGER RELATED AND CONSOLIDATION COSTS

Through June 30, 2000, the Company recorded charges totaling $20.6 million ($13.0 million after-tax), of which $15.2 million ($9.6 million after-tax) was recorded in the second quarter. The charges were recorded across the Company's segments as follows:

(Dollars in millions)           Three Months Ended          Six Months Ended
                                  June 30, 2000              June 30, 2000
                                  -------------              -------------

Aerospace                             $ 5.2                      $ 9.6
Performance Materials                  (0.2)                      (0.2)
Corporate                              10.2                       11.2
                                      -----                      -----
                                      $15.2                      $20.6
                                      =====                      =====

Merger related and consolidation reserves at December 31, 1999 and June 30, 2000, as well as activity during the six months ended June 30, 2000, consisted of:

                                               (Dollars in millions)
                           ---------------------------------------------------------------
                               Balance                         Reserve          Balance
                           December 31, 1999    Provision      Reduction     June 30, 2000
                           -----------------    ---------      ---------     -------------

Personnel related costs         $41.3             $13.2         $36.8           $17.7
Transaction costs                 2.0                --           0.1             1.9
Consolidation                     7.9               8.1           7.2             8.8
                                 ----             -----         -----           -----
                                $51.2             $21.3         $44.1           $28.4
                                =====             =====         =====           =====


During the six months ended June 30, 2000, the Company recorded net merger related and consolidation costs of $20.6 million consisting of $13.2 million in personnel related costs and $8.1 million in consolidation costs, offset by a credit of $0.7 million representing a revision of prior estimates. The $13.2 million in personnel related costs includes $9.5 million in settlement charges related to lump sum payments made under a nonqualified pension plan that were triggered by the Coltec merger. Personnel related costs also include $1.7 million in employee relocation costs associated with the Coltec merger, $1.4 million for work force reductions in the Company's Aerospace Segment and $0.5 million for work force reductions in the Company's Performance Materials Segment. Consolidation costs include a $4.9 million non-cash charge related to the write-off of certain assets and accelerated depreciation related to assets whose useful lives had been reduced as a result of consolidation activities and $3.2 million for realignment activities. Of the $44.1 million reduction in reserves, $38.5 million related to cash payments, $4.9 million related to the write-off of assets and accelerated depreciation and $0.7 million related to revision of estimates.

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

At June 30, 2000, the Company has recorded in Accrued Expenses and in Other Non-current Liabilities a total of $118.2 million to cover future environmental expenditures. This amount is recorded on an undiscounted basis.

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

ASBESTOS
As of June 30, 2000, two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 96,800 actions (including approximately 11,400 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During the first six months of 2000, these two subsidiaries of the Company received approximately 19,200 new actions compared to approximately 18,100 new actions received during the first six months of 1999. Through June 30, 2000, approximately 303,600 of the approximately 400,400 total actions brought have been settled or otherwise disposed.

In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of June 30, 2000, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is $238.6 million and the Company expects that this cost will be substantially covered by insurance. The increase in the Company's estimate of the cost of disposition of these actions from prior periods is due primarily to an aggressive settlement program initiated by the Company. The result is increased predictability and lower transaction costs to the Company.

Payments were made by the Company with respect to asbestos liability and related costs aggregating

$59.0 million and $30.6 million for the first six months of 2000 and 1999, respectively, substantially all of which were covered by insurance (see comment related to increased costs of disposition above). Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Related to payments not covered by insurance, the Company recorded charges to operations amounting to approximately $4.0 million during the first six months of 2000 and 1999.

With respect to the 85,400 outstanding actions as of June 30, 2000, which are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty what, if any, potential liability or costs may be incurred by the Company. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Subsidiaries of the Company continue to distribute encapsulated asbestos-bearing product in the United States with annual sales of less than $1.5 million. All sales are accompanied by appropriate warnings. The end users of such product are sophisticated users who utilize the product for critical applications where no known substitutes exist or have been approved.

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

The Company has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, the Company has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from it's insurance carriers. Liabilities for asbestos-related matters and the receivable from insurance carriers included in the Consolidated Balance Sheet are as follows:

                                         (Dollars in millions)
                                   June 30,                December 31,
                                     2000                      1999
                                   -------                   --------

Accounts and notes receivable       $202.5                     $146.9
Other assets                          80.3                       36.7
Accrued expenses                     165.8                      134.6
Other liabilities                     72.8                       28.5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS

     - Net income, excluding special items, for the quarter was $91.3 million, or $0.84 per share, compared to $100.2 million, or $0.89 per share, in the year-ago quarter.
     - Net income, excluding special items, for the first six months of 2000 was $180.8 million, or $1.65 per share, compared to $193.0 million, or $1.73 per share, for the first six months of 1999.
     - EBITDA, excluding special items, was approximately $254 million and $508 million for the quarter and six month periods ended June 30, 2000 respectively. During the same periods of 1999, EBITDA, excluding special items, approximated $255 million and $497 million, respectively.
     - The share repurchase program that was authorized during the first quarter of 2000 was completed.

PROPOSED DIVESTITURE OF PERFORMANCE MATERIALS SEGMENT

On April, 17, 2000, the Company announced that it intends to focus on its Aerospace and Engineered Industrial Products businesses and divest its Performance Materials segment. The Company anticipates that the divestiture will be completed by year-end 2000. The proceeds of the divestiture will be used primarily to reduce debt and repurchase additional shares of stock with the latter requiring approval of the Company's Board of Directors.
Strategic acquisitions will also be considered on a case by case basis.

RESULTS OF OPERATIONS

TOTAL COMPANY

           SECOND QUARTER OF 2000 COMPARED WITH SECOND QUARTER OF 1999

Sales during the quarter ended June 30, 2000, decreased by $82.5 million, or 5.6 percent, from sales during the same period last year. Sales decreased by 6.8 percent for the Aerospace Segment, by 2.3 percent for the Engineered Industrial Products Segment and by 4.0 percent for the Performance Materials Segment as compared to the 1999 second quarter. The reasons for these fluctuations as compared to last year are discussed by segment below.

Cost of sales as a percent of sales increased from 71 percent in 1999 to 72 percent in 2000. Given the reduction in sales between periods noted above, the increase would have been larger absent management's ability to lower its controllable costs through operating improvement initiatives.

Selling and administrative costs as a percent of sales was 15 percent in 1999 and in 2000. Given the decrease in sales noted above, the Company was able to keep selling and administrative costs as a percent of sales constant between periods due to its efforts to control costs (previously announced lay-offs, lean manufacturing initiatives and plant closures).

Merger related and consolidation costs of $15.2 million and $10.1 million were recorded during the second quarter of 2000 and 1999, respectively (see further discussion in Note G of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur an additional $20 million of merger related and consolidation costs during the remainder of 2000. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the consolidation of landing gear facilities, the reorganization of operating facilities and for employee relocation and severance costs.

Excluding merger related and consolidation costs, operating income in the second quarter decreased $14.8 million, or 7.3 percent, from $203.1 million in 1999 to $188.3 million in 2000. Operating income decreased by $3.0 million in the Aerospace Segment, by $4.4 million in the Engineered Industrial Products Segment and by $8.3 million in the Performance Materials Segment. Unallocated corporate general and administrative costs decreased by $0.9 million, or 5.0 percent, between periods. Operating income by segment is discussed in greater detail below.

Interest expense-net increased $3.0 million from $32.6 million in 1999 to $35.6 million in 2000. The increase is a direct result of additional short-term borrowings due primarily to the repurchase of the Company's common stock during the second quarter of 2000.

Other expense-net increased $1.5 million from $0.1 million in the second quarter of 1999 to $1.6 million in the second quarter of 2000. Excluding gains from the sale of businesses during both periods, other expense-net decreased by $1.6 million from $6.3 million in 1999 to $4.7 million in 2000. The decrease was due primarily to lower costs associated with previously sold businesses.

The Company's effective tax rate increased from 36.0 percent to 36.5 percent, quarter to quarter. The effective tax rate in the second quarter of 2000 approximates the rate for all of 1999, excluding special items, and is consistent with the rate expected for 2000.

      FIRST SIX MONTHS OF 2000 AS COMPARED TO THE FIRST SIX MONTHS OF 1999

Sales during the first six months of 2000 decreased by $116.1 million, or 4.0 percent, from sales during the same period last year. Sales decreased by 5.2 percent for the Aerospace Segment, by 3.3 percent for the Engineered Industrial Products Segment and by 0.8 percent for the Performance Materials Segment as compared to the first six months of 1999. The reasons for these fluctuations as compared to last year are discussed by segment below.

Cost of sales as a percent of sales increased from 71 percent in 1999 to 72 percent in 2000. The reason for the change is consistent with the explanation above for the second quarter.

Selling and administrative costs as a percent of sales was 15 percent in 1999 and in 2000. Given the decrease in sales noted above, the Company was able to keep selling and administrative costs as a percent of sales constant between periods due to its efforts to control costs (previously announced lay-offs, lean manufacturing initiatives, plant closures, etc.).

Merger related and consolidation costs of $20.6 million and $36.3 million were recorded during the first six months of 2000 and 1999, respectively (see further discussion in Note G of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur an additional

$20 million of merger related and consolidation costs during the remainder of 2000. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the consolidation of landing gear facilities, the reorganization of operating facilities and for employee relocation and severance costs.

Excluding merger related and consolidation costs, operating income for the first six months of 2000 decreased $14.4 million, or 3.7 percent, from $390.7 million in 1999 to $376.3 million in 2000. Operating income decreased by $6.8 million in the Aerospace Segment, by $5.0 million in the Engineered Industrial Products Segment and by $3.8 million in the Performance Materials Segment. Unallocated corporate general and administrative costs decreased $1.2 million between periods. Operating income by segment is discussed in greater detail below.

Interest expense-net increased $5.0 million from $65.9 million during the first six months of 1999 to $70.9 million during the first six months of 2000. The increase is a direct result of additional short-term borrowings due primarily to the repurchase of the Company's common stock during 2000. The Company repurchased approximately 9.3 million shares at an average price of approximately $32.20 per share.

Other expense-net increased $3.6 million from $2.5 million during the first six months of 1999 to $6.1 million during the first six months of 2000. Excluding gains from the sale of businesses other expense-net decreased by $1.6 million from $11.9 million during the first six months of 1999 to $10.3 million during the first six months of 2000. The decrease was due primarily to lower costs associated with previously sold businesses.

The Company's effective tax rate of 36.5 percent for the first six months of 2000 approximates the rate for all of 1999, excluding special items, and is consistent with the rate expected for 2000.

BUSINESS SEGMENT PERFORMANCE

SEGMENT ANALYSIS

                                               Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
 (Dollars in Millions)                        2000            1999          2000           1999
---------------------------------------------------------------------------------------------------
 SALES:
   Aerospace                                $  900.2       $  965.9       $1,793.2       $1,892.1
   Engineered Industrial
     Products                                  182.2          186.5          359.8          372.1
   Performance Materials                       298.5          311.0          606.1          611.0
---------------------------------------------------------------------------------------------------
     Total                                  $1,380.9       $1,463.4       $2,759.1       $2,875.2
===================================================================================================
OPERATING INCOME:
   Aerospace                                $  141.9       $  144.9       $  280.6       $  287.4
   Engineered Industrial
     Products                                   32.6           37.0           66.2           71.2
   Performance Materials                        30.9           39.2           65.0           68.8
---------------------------------------------------------------------------------------------------
     Total Reportable
       Segments                                205.4          221.1          411.8          427.4
   Corporate General and
      Administrative Costs                     (17.1)         (18.0)         (35.5)         (36.7)
   Merger Related and
     Consolidation Costs                       (15.2)         (10.1)         (20.6)         (36.3)
---------------------------------------------------------------------------------------------------
     Total                                  $  173.1       $  193.0       $  355.7       $  354.4
===================================================================================================


The Company's operations are classified into three reportable business segments:
BFGoodrich Aerospace ("Aerospace"), BFGoodrich Engineered Industrial Products ("Engineered Industrial Products") and BFGoodrich Performance Materials ("Performance Materials"). The Aerospace Segment reorganized during the first quarter of 2000 creating the following new operating groups: Aerostructures and Aviation Services, Landing Systems, Engine and Safety Systems and Electronic Systems. The segment's maintenance, repair and overhaul businesses are now being reported with their respective original equipment businesses. Prior period amounts have been reclassified to conform with this new group structure. These groups serve commercial, military, regional, business and general aviation markets.

Engineered Industrial Products is a single business group. This group manufactures industrial seals; gaskets; packing products; self-lubricating bearings; diesel, gas and dual fuel engines; air compressors; spray nozzles and vacuum pumps.

Performance Materials consists of three business groups: Textile and Coatings Solutions; Polymer Additives and Specialty Plastics; and Consumer Specialties. These groups provide materials for a wide range of end use market applications including textiles, coatings, food & beverage, personal care, pharmaceuticals, graphic arts, industrial piping, plumbing and transportation. Certain research and development expenses previously reported within corporate general and administrative costs are now included within the segment's results. The segment also reorganized how it accounts and reports the results for certain product lines within its groups during the year. Prior period results have been reclassified for consistency.

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

AEROSPACE

(Dollars in millions)
                                              Three Months Ended June 30,           Six Months Ended June 30,
                                             -----------------------------       --------------------------------
                                             2000        1999      %Change       2000          1999       %Change
                                             ----        ----      -------       ----          ----       -------

SALES
 Aerostructures and Aviation
    Services                                $348.4      $421.2      (17.3)     $  706.0      $  808.7      (12.7)
 Landing Systems                             259.0       279.9       (7.5)        519.1         542.4       (4.3)
 Engine and Safety Systems                   153.5       137.8       11.4         301.3         281.3        7.1
 Electronic Systems                          139.3       127.0        9.7         266.8         259.7        2.7
                                            ------      ------                 --------      --------

     Total Sales                            $900.2      $965.9       (6.8)     $1,793.2      $1,892.1       (5.2)
                                            ======      ======                 ========      ========

OPERATING INCOME
 Aerostructures and Aviation
    Services                                $ 49.0      $ 55.4      (11.6)     $   97.9      $  111.9      (12.5)
 Landing Systems                              35.1        42.5      (17.4)         72.4          79.3       (8.7)
 Engine and Safety Systems                    30.2        25.2       19.8          57.5          49.9       15.2
 Electronic Systems                           27.6        21.8       26.6          52.8          46.3       14.0
                                            ------      ------                 --------      --------

     Total Operating Income                 $141.9      $144.9       (2.1)     $  280.6      $  287.4       (2.4)
                                            ======      ======                 ========      ========

OPERATING INCOME AS A PERCENT OF SALES
 Aerostructures and Aviation
     Services                                 14.1        13.2                     13.9          13.8
 Landing Systems                              13.6        15.2                     13.9          14.6
 Engine and Safety Systems                    19.7        18.3                     19.1          17.7
 Electronic Systems                           19.8        17.2                     19.8          17.8

     Total Aerospace                          15.8        15.0                     15.6          15.2

              SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

Aerospace sales decreased $65.7 million, or 6.8 percent, from $965.9 million during the second quarter of 1999 to $900.2 million during the second quarter of 2000. The decrease was primarily attributable to lower sales at Aerostructures and Aviation Services and Landing Systems partially offset by higher sales at the Engine and Safety Systems and the Electronic Systems groups.

Aerospace operating income decreased $3.0 million, or 2.1 percent, from $144.9 million during the second quarter of 1999 to $141.9 million during the second quarter of 2000. The same groups as noted above were primarily responsible for the net decrease in operating income.

AEROSTRUCTURES AND AVIATION SERVICES GROUP: Sales for the second quarter of 2000 decreased $72.8 million, or 17.3 percent, from $421.2 million during the second quarter of 1999 to $348.4 million during the second quarter of 2000. The decrease was primarily attributable to the settlement of a contract claim during the second quarter of 1999 that resulted in approximately $60 million of sales, lower sales on the MD-11 and MD-80 resulting from the end of production of these programs and lower volume from two major customers for aircraft maintenance services. These decreases were partially offset by increased sales on the super 27 program.

Operating income for the second quarter of 2000 decreased $6.4 million, or 11.6 percent, from $55.4 million during the second quarter of 1999 to $49.0 million during the second quarter of 2000. The decrease was predominantly due to a settlement with a customer for cancellation of an ongoing program recorded in 1999, lost production volume on MD-11 and MD-80 and lower aircraft maintenance volume.

LANDING SYSTEMS GROUP: Sales decreased $20.9 million, or 7.5 percent, from $279.9 million during the second quarter of 1999 to $259.0 million during the second quarter of 2000. The decrease was primarily attributable to lower landing gear sales partially offset by an increase in after-market demand for wheels and brakes. The decrease in sales of landing gear resulted from an expected reduction in Boeing's original equipment ("OE") production rates on the B777, B747, and B757 aircraft, as well as the end of production of the MD11 and B737 classic aircraft. The increased demand for wheels and brakes came primarily from the regional, business and military market.

Operating income decreased $7.4 million, or 17.4 percent, from $42.5 million during the second quarter of 1999 to $35.1 million during the second quarter of 2000. The decrease was primarily attributable to the lower landing gear sales noted above partially offset by higher after-market sales of wheels and brakes and a favorable sales mix.

ENGINE AND SAFETY SYSTEMS GROUP: Sales increased $15.7 million, or 11.4 percent, from $137.8 million during the second quarter of 1999 to $153.5 million during the second quarter of 2000. The increase was primarily attributable to stronger sales in engine products, especially power generation and fuel nozzle products, partially offset by lower sales of fuel control products due to lower helicopter after-market shipments.

Operating income increased $5.0 million, or 19.8 percent, from $25.2 million during the second quarter of 1999 to $30.2 million during the second quarter of 2000. The increase was primarily attributable to the increase in sales of engine products noted above as well as a favorable sales mix.

ELECTRONIC SYSTEMS GROUP: Sales increased $12.3 million, or 9.7 percent, from $127.0 million during the second quarter of 1999 to $139.3 million during the second quarter of 2000. The increase was primarily attributable to greater sales of satellite and avionics products, partially offset by decreased sales of aircraft sensors. The increase in sales to the satellite market related to the Delta IV and Atlas V programs as well as the acquisition of two small businesses. Sales of avionics over the same period a year ago increased as a result of favorable market conditions in regards to general aviation aircraft. The decrease in sales of aircraft sensors was primarily related to orders from the United States Air Force that slipped into the third quarter and the divestiture of a small product line.

Operating income increased $5.8 million, or 26.6 percent, from $21.8 million during the second quarter of 1999 to $27.6 million during the second quarter of 2000. Higher volume in space/satellite products, both from core products and acquisitions, increased demand for general aviation products, a favorable sales mix and lower new product development costs on the helicopter health and usage monitoring system accounted for the increase in operating income.


         FIRST SIX MONTHS OF 2000 COMPARED WITH FIRST SIX MONTHS OF 1999

Aerospace sales decreased $98.9 million, or 5.2 percent, from $1,892.1 million during the first six months of 1999 to $1,793.2 million for the first six months of 2000. The decrease was primarily attributable to Aerostructures and Aviation Services with offsetting increases/decreases associated with the other groups.

Aerospace operating income decreased $6.8 million, or 2.4 percent, from $287.4 million during the first six months of 1999 to $280.6 million during the first six months of 2000. The decrease was primarily attributable to Aerostructures and Aviation Services and Landing Systems, partially offset by increases in Engine and Safety Systems and Electronic Systems.

AEROSTRUCTURES AND AVIATION SERVICES GROUP: Sales decreased $102.7 million, or
12.7 percent, from $808.7 million during the first six months of 1999 to $706.0 million during the first six months of 2000. The decrease was primarily attributable to the settlement of a contract claim during the second quarter of 1999 that resulted in approximately $60 million of sales, lower sales on the MD-11 and MD-80 resulting from the end of production of these programs and lower volume from two major customers for aircraft maintenance services. These decreases were partially offset by increased sales on the super 27 program.

Operating income decreased $14.0 million, or 12.5 percent, from $111.9 million during the first six months of 1999 to $97.9 million during the first six months of 2000. The decrease was predominantly due to a settlement with a customer for cancellation of an ongoing program recorded in 1999, lost production volume on MD-11 and MD-80 and lower aircraft maintenance volume.

LANDING SYSTEMS GROUP: Sales decreased $23.3 million, or 4.3 percent, from $542.4 million during the first six months of 1999 to $519.1 million during the first six months of 2000. The decrease was primarily attributable to significantly lower sales of landing gear, partially offset by increased after-market sales of wheels and brakes. Landing gear sales were significantly lower than the same period last year as decreases in commercial OE production due to lower requirements on most Boeing programs were not offset by increases in spares or military OE sales. After-market wheel and brake sales were higher than the same period last year in all market segments, but strongest in the regional, business and military segment.

Operating income decreased $6.9 million, or 8.7 percent, from $79.3 million during the first six months of 1999 to $72.4 million during the first six months of 2000. The decrease was primarily attributable to the lower landing gear sales noted above partially offset by higher after-market sales of wheels and brakes and a favorable sales mix.

ENGINE AND SAFETY SYSTEMS GROUP: Sales increased $20.0 million, 7.1 percent, from $281.3 million during the first six months of 1999 to $301.3 million during the first six months of 2000. Increased demand for power generation, fuel nozzles, turbine blades and de-icing products more than offset weaknesses in safety systems and fuel controls.

Operating income increased $7.6 million, or 15.2 percent, from $49.9 million during the first six months of 1999 to $57.5 million during the first six months of 2000. The increase was primarily attributable to the increase in sales noted above as well as a favorable sales mix.

ELECTRONIC SYSTEMS GROUP: Sales increased $7.1 million, or 2.7 percent, from $259.7 million during the first six months of 1999 to $266.8 million during the first six months of 2000. The increase was primarily attributable to increased demand for satellite launch vehicle components and two small acquisitions in the space/satellite industry and increased demand for general aviation avionics products, partially offset by decreased sales of sensors and fuel management systems.

Operating income increased $6.5 million, or 14.0 percent, from $46.3 million during the first six months of 1999 to $52.8 million during the first six months of 2000. Higher volume in space/satellite products, both from core products and acquisitions, increased demand for general aviation products, a favorable sales mix and lower new product development costs on the helicopter health and usage monitoring system accounted for the increase in operating income.


ENGINEERED INDUSTRIAL PRODUCTS:

(IN MILLIONS)                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                    ----------------         ---------------
                                    2000        1999         2000       1999
                                    ----        ----         ----       ----

Sales                              $ 182.2     $ 186.5     $ 359.8     $ 372.1
Operating Income                   $  32.6     $  37.0     $  66.2     $  71.2
Operating Income as a percent
    of sales                          17.9%       19.8%       18.4%       19.1%

           SECOND QUARTER OF 2000 COMPARED WITH SECOND QUARTER OF 1999

Sales decreased by $4.3 million, or 2.3 percent, from $186.5 million during the second quarter of 1999 to $182.2 million during the second quarter of 2000. The decrease was primarily attributable to lower sales of medium-speed diesel engines, sealing products due in part to a weaker Euro, and self-lubricating bearings and dies. These decreases were partially offset by an increase in sales of products serving the compressed air markets.

Operating income decreased by $4.4 million, or 11.9 percent, from $37.0 million during the second quarter of 1999 to $32.6 million during the second quarter of 2000. The decline in operating income was due to the decrease in sales noted above. Operating income as a percentage of sales decreased during the period from 19.8 percent to 17.9 percent as a result of these factors.


         FIRST SIX MONTHS OF 2000 COMPARED WITH FIRST SIX MONTHS OF 1999

Sales decreased by $12.3 million, or 3.3 percent, from $372.1 million during the first six months of 1999 to $359.8 million during the first six months of 2000. This reduction was due primarily to the completion of a significant diesel-engine program during 1999 and the initiation of sales of a similar but lower revenue-producing program during 2000 and lower sales of sealing products due in part to a weaker Euro, partially offset by an increase in sales of air compressors.

Operating income decreased by $5.0 million, or 7.0 percent, from $71.2 million during the first six months of 1999 to $66.2 million during the first six months of 2000. The decline in operating income was due to pressures related to foreign currency and product/program mix. Operating income as a percentage of sales decreased during the period from 19.1 percent to 18.4 percent as a result of these factors.

PERFORMANCE MATERIALS

(Dollars in millions)
                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                             -----------------------------      -----------------------------
                                                                       %                                  %
                                             2000        1999       CHANGE      2000        1999       CHANGE
                                             ----        ----       ------      ----        ----       ------

SALES
 Textile and Coatings
    Solutions                               $129.7      $139.1       (6.8)     $263.4      $270.6       (2.7)
 Polymer Additives and
    Specialty Plastics                       106.0       110.0       (3.6)      220.4       219.3        0.5
 Consumer Specialties                         62.8        61.9        1.5       122.3       121.1        1.0
                                            ------      ------                 ------      ------
     Total Sales                            $298.5      $311.0       (4.0)     $606.1      $611.0       (0.8)
                                            ======      ======                 ======      ======
OPERATING INCOME
 Textile and Coatings
    Solutions                               $  9.4      $ 10.9      (13.8)     $ 17.4      $ 17.1        1.8
 Polymer Additives and
    Specialty Plastics                        15.3        16.7       (8.4)       34.6        35.0       (1.1)
 Consumer Specialties                          6.2        11.6      (46.6)       13.0        16.7      (22.2)
                                            ------      ------                 ------      ------
     Total Operating Income                 $ 30.9      $ 39.2      (21.2)     $ 65.0      $ 68.8       (5.5)
                                            ======      ======                 ======      ======

OPERATING INCOME AS A PERCENT OF SALES
 Textile and Coating Solutions                 7.2         7.8                    6.6         6.3
 Polymer Additives and
    Specialty Plastics                        14.4        15.2                   15.7        16.0
 Consumer Specialties                          9.9        18.7                   10.6        13.8
    Total Performance
       Materials                              10.4        12.6                   10.7        11.3

           SECOND QUARTER OF 2000 COMPARED WITH SECOND QUARTER OF 1999

Sales for the Performance Materials Segment decreased $12.5 million, or 4.0 percent, from $311.0 million during the second quarter last year to $298.5 million during the second quarter this year. The decrease in sales was driven primarily by reduced volumes, particularly in the carpet, flock, dyes and finishing components of the Textile and Coatings Solutions Group ($15 million) and the exclusion of sales from the Telene(C) business from the Polymer Additives and Specialty Plastics Group as it was contributed to a joint venture at the beginning of the quarter. Unfavorable currency exchange (Euro) also contributed to the decrease versus last year. These decreases were partially offset by targeted price increases and improved volume in products serving the coatings, personal care, pharmaceutical and polymer additives markets.

Operating income for the Performance Materials Segment decreased $8.3 million, or 21.2 percent, from $39.2 million during the second quarter of 1999 to $30.9 million during the second quarter of 2000. The decrease was due to significantly higher variable costs (primarily raw materials-approximately $15 million), a decrease in volume for products serving the textile market ($9 million) and a favorable one-time patent infringement lawsuit claim recorded in 1999. The decreases were partially offset by an improvement in sales price and mix ($10 million), reductions in manufacturing/overhead costs ($6 million) related to productivity improvements and the savings generated from the 1999 restructuring of the Segment.

TEXTILE AND COATINGS SOLUTIONS GROUP: Sales in the Group decreased $9.4 million, or 6.8 percent, from $139.1 million during the second quarter of 1999 to $129.7 million during the second quarter of 2000. The decrease was attributable to a decline in demand for textile dyes and SB emulsion products ($23.2 million). This decline was partially offset by targeted price increases ($5.7 million) and a favorable sales mix ($8.1 million). The textile business unit continues to be challenged with lower volume and competitive market prices in North America as compared to a year ago. This was due primarily to an increase in global competition, industry consolidation and the effect of a stronger dollar.

Operating income decreased by $1.5 million, or 13.8 percent, from $10.9 million in 1999 to $9.4 million during the second quarter of 2000. The decrease was due primarily to higher raw material costs and lower volumes in the products serving the textile markets partially offset by targeted price increases, productivity improvements and reductions in manufacturing/overhead costs.

POLYMER ADDITIVES AND SPECIALTY PLASTICS GROUP: Sales decreased by $4.0 million, or 3.6 percent, from $110.0 million during the second quarter of 1999 to $106.0 million during the second quarter of 2000. The decrease was driven primarily by the exclusion of Telene(C) sales in the quarter as this business was contributed at the beginning of the quarter to a joint venture that is accounted for as an equity method investment. The remaining decrease was primarily a result of lower volume in the static control polymers market and price decreases in the polymer additives rubber chemicals market, partially offset by modest volume increases in sales of the Group's Polymer Additives and Estane(C) products.

Operating income for the Group decreased $1.4 million, or 8.4 percent, from $16.7 million during the second quarter of 1999 to $15.3 million during the second quarter of 2000. The decrease was primarily attributable to higher raw material costs ($4.7 million), partially offset by a reduction in manufacturing/overhead costs ($4.8 million) from the exclusion of the Telene(C) business and through cost savings realized from last year's restructuring. The remaining decrease was the result of the price and sales factors noted above

CONSUMER SPECIALTIES GROUP: Sales increased $0.9 million, or 1.5 percent, from $61.9 million during the second quarter of 1999 to $62.8 million in the second quarter of 2000. The increase was primarily attributable to particularly strong volumes in the Group's Carbopol(C) product line and sales of new products, and products leveraged from other groups, into the personal care markets. The strength of personal care sales was partially offset by reductions in volume and price in the food and beverage markets, lower intermediate sales for non-food applications and the exchange rate impact of the weaker Euro.

Operating income decreased $5.4 million, or 46.6 percent, from $11.6 million during the second quarter of 1999 to $6.2 million in the second quarter of 2000. The decrease resulted from a one-time favorable settlement from a patent infringement lawsuit recorded in 1999, a weaker Euro and higher raw material and manufacturing costs partially offset by the favorable impact of the above noted increase in sales to the personal care market. The increased manufacturing costs related primarily to costs incurred during the quarter to expand the Group's production capacity overseas for Carbopol(C).

         FIRST SIX MONTHS OF 2000 COMPARED WITH FIRST SIX MONTHS OF 1999

During the first six months of 2000, sales for the Performance Materials Segment decreased $4.9 million, or 0.8 percent, from $611.0 million in 1999 to $606.1 million in 2000. The decrease was primarily the result of volume declines in the Textile markets and unfavorable currency exchange. This decrease in sales volume was partially offset through targeted price and volume increases in several other markets across all Groups.

Operating income for the Segment is down $3.8 million, or 5.5 percent, from $68.8 million during the first six months of 1999 to $65.0 million during the first six months of 2000. The decrease in operating income was primarily attributable to a decline in demand for products serving the textile markets, significantly higher raw material costs and a weaker Euro, partially offset by reductions in manufacturing/overhead costs and a favorable sales mix.

TEXTILE AND COATINGS SOLUTIONS GROUP: Sales decreased $7.2 million, or 2.7 percent, from $270.6 million during the first six months of 1999 to $263.4 million during the first six months of 2000. The decrease was primarily attributable to a decline in demand ($15.7 million) and reductions in price ($2.7 million). This decrease was partially offset by a favorable sales mix ($7.7 million) and by acquisitions ($3.6 million). The textile business unit continues to be challenged by lower demand and competitive market prices in North America as compared to a year ago. This was due primarily to an increase in global competition, industry consolidation and the effect of a stronger dollar.

Operating income for the Group increased $0.3 million, or 1.8 percent, from $17.1 million during the first six months of 1999 to $17.4 million during the first six months of 2000. The increase was primarily due to productivity initiatives, managed cost reductions and plant consolidations ($7.6 million), as well as a favorable sales mix ($3.8 million). These increases were partially offset by higher raw material costs ($5.1 million), a decrease in volume and price declines primarily in products serving the textile markets ($6.0 million) for the reasons noted above.

POLYMER ADDITIVES AND SPECIALTY PLASTICS GROUP: Sales increased by $1.1 million, or 0.5 percent, from $219.3 million during the first six months of 1999 to $220.4 million during the first six months of 2000. The increase was primarily attributable to increased volume in the Polymer Additives business ($8.4 million) and a favorable sales mix ($7.3 million). These increases were partially offset by reduced prices in the Group's Polymer Additives products ($5.0 million), a weaker Euro ($5.6 million) and the exclusion of the Telene business that was contributed to a joint venture.

Operating income for the Group decreased $0.4 million, or 1.1 percent, from $35.0 million during the first six months of 1999 to $34.6 million during the first six months of 2000. The decrease was a result of higher raw material costs across the Group and the impact of the above mentioned decreases in price, partially offset by a reduction in manufacturing/overhead costs as a result of last year's restructuring and the exclusion of the Telene business.

CONSUMER SPECIALTIES GROUP: Sales increased $1.2 million, or 1.0 percent, from $121.1 million during the first six months of 1999 to $122.3 million during the first six months of 2000. The increase was driven by strong sales in the Carbopol(C) product line in all regions of the world, partially offset by lower pricing in the food and beverage business, lower sales of intermediates for non-food applications and the impact of a weaker Euro.

Operating income decreased $3.7 million, or 22.2 percent, from $16.7 million during the first six months of 1999 to $13.0 million during the first six months of 2000. The decrease was partially a result of a one-time favorable settlement from a patent infringement lawsuit recorded in 1999, a weak Euro, higher raw material costs (primarily toluene, driven by higher oil prices), partially offset by the increase in sales noted above and lower manufacturing/overhead costs as a result of last year's restructuring activities.

                         CAPITAL RESOURCES AND LIQUIDITY

Current assets less current liabilities decreased $226.9 million from December 31, 1999 to June 30, 2000. The decrease resulted primarily from an increase in short-term debt related to acquisitions and the Company's share repurchase program, partially offset by an increase in accounts receivable. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999) to satisfy its operating requirements and capital spending programs, and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 60.4 percent at June 30, 2000, compared with 52.8 percent at December 31, 1999. For purposes of this ratio, the trust preferred securities are treated as capital.

CASH FLOWS
Cash flow from operating activities decreased $109.7 million from $205.8 million in the first six months of 1999 to $96.1 million in the first six months of 2000, primarily as a result of an increase in working capital and an increase in long-term receivables associated with certain leasing activities. EBITDA, excluding special items, increased $10.6 million from $497.1 million in the first six months of 1999 to $507.7 million in the first six months of 2000.

The Company will make a payment in the third quarter of $113.7 million to the Internal Revenue Service for an income tax assessment and related accrued interest. The Company intends to pursue its administrative and judicial remedies for a refund of this payment. A reasonable estimation of the Company's potential refund cannot be made at this time, accordingly no receivable has been recorded.

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

The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. Actions taken to date include the ability to quote its prices; invoice when requested by the customer; and issue pay checks to its employees on a dual currency basis. The Company has not yet set conversion dates for its accounting systems, statutory reporting and its tax books, but will do so later this year. The financial institutions with which the Company has relationships have transitioned to the Euro successfully and are issuing statements in dual currencies.

                            NEW ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended by FASB Statement No. 137, is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No.133 will be on its results of operations and financial position. However, the Statement could increase volatility in earnings and comprehensive income.

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". The SEC staff has delayed the effective date of SAB 101 until the fourth quarter of 2000. The Company does not believe the SAB will have a significant impact on the Company's results of operations or financial position.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on April 17, 2000. As described in the 2000 Proxy Statement, the following actions were taken:

-  The eleven nominees for directors were elected.

- The appointment of Ernst & Young LLP as independent auditors for the year 2000 was ratified.

-  The Senior Executive Management Incentive Plan was approved.

The votes were as follows:

For Director:
                                    Number of                  Number of
                                    Shares                     Shares
                                    Voted For                  Vote Withheld
                                    -----------                ---------------
David L. Burner                     98,138,919                 3,515,778
Diane C. Creel                      98,736,042                 2,918,655
George A. Davidson, Jr.             98,840,870                 2,813,827
James J. Glasser                    98,682,736                 2,971,961
Jodie K. Glore                      98,578,388                 3,076,309
William R. Holland                  98,739,435                 2,915,262
Douglas E. Olesen                   98,741,532                 2,913,165
Richard de J. Osborne               98,712,306                 2,942,391
Alfred M. Rankin, Jr.               98,850,815                 2,803,882
James R. Wilson                     98,815,748                 2,838,949
A. Thomas Young                     98,667,181                 2,987,516

For ratification of independent auditors:

100,038,127 shares voted for; 948,523 shares voted against; and 668,047 shares abstained from voting.

For approval of the Senior Executive Management Incentive Plan:

91,544,373 shares voted for; 8,660,711 shares voted against; and 1,449,613 shares abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit 10(MM)    Long-Term Incentive Plan Summary Plan
                           Description.

         Exhibit 10(NN)    Form of Award Agreement for 2000 -
                           2001 Long-Term Incentive Plan award.

         Exhibit 10(OO)    Form of Award Agreement for 2000 -
                           2002 Long-Term Incentive Plan award.

         Exhibit 10(PP) Senior Executive Management Incentive Plan, filed as Exhibit B to the Company's 2000 Proxy Statement dated March 3, 2000 is incorporated herein by reference.

         Exhibit 27.       Financial Data Schedules.

(b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000:

         Current Report on Form 8-K filed April 17, 2000 (relating to the announcement of the proposed divestiture of the Company's Performance Materials segment).

         Current Report on Form 8-K filed April 26, 2000 (relating to the announcement of the Company's earnings for the three months ended March 31, 2000).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 10, 2000                          The B.F.Goodrich Company



                                         /S/LAURENCE A. CHAPMAN
                                         ---------------------------------
                                         Laurence A. Chapman
                                         Senior Vice President and
                                         Chief Financial Officer



                                         /S/ROBERT D. KONEY, JR.
                                         ---------------------------------
                                         Robert D. Koney, Jr.
                                         Vice President & Controller
                                         (Chief Accounting Officer)