Form 10-Q
period 2000-09-30
GOODRICH B F CO
filed 2000-10-30
CIK 42542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended         September 30, 2000
                               --------------------------

Commission file number         1-892
                       -------------

                            THE B.F.GOODRICH COMPANY
                      ------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          NEW YORK                                           34-0252680
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, N.C.      28217
-------------------------------------------------------------   ----------
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

                  Yes  [X]     No [ ]

As of September 30, 2000, there were 101,842,138 shares of common stock outstanding. There is only one class of common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements



                           THE B.F. GOODRICH COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (Dollars in millions, except per share amounts)


                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                      September 30,
                                              -----------------------------     -----------------------------
                                                   2000            1999             2000             1999
                                              ------------     ------------     ------------     ------------
Sales                                         $    1,378.2     $    1,332.1     $    4,137.3     $    4,207.3
Operating Costs and Expenses:
  Cost of sales                                      988.2            953.3          2,962.8          3,004.0
  Selling and administrative expenses                198.4            200.3            606.6            634.1
  Merger-related and consolidation costs               8.3            204.7             28.9            241.0
                                              ------------     ------------     ------------     ------------
                                                   1,194.9          1,358.3          3,598.3          3,879.1
                                              ------------     ------------     ------------     ------------
Operating income                                     183.3            (26.2)           539.0            328.2
Interest expense                                     (44.1)           (34.5)          (117.9)          (102.7)
Interest income                                        1.1              1.1              4.0              3.4
Other income (expense) - net                          (7.2)            (3.6)           (13.3)            (6.1)
                                              ------------     ------------     ------------     ------------
Income before
  income taxes and Trust distributions               133.1            (63.2)           411.8            222.8
Income tax expense                                   (48.6)            (3.1)          (150.3)          (105.7)
Distributions on Trust preferred
  securities                                          (4.6)            (4.6)           (13.8)           (13.8)
                                              ------------     ------------     ------------     ------------
Net Income                                    $       79.9     $      (70.9)    $      247.7     $      103.3
                                              ============     ============     ============     ============

Earnings per share:
  Basic                                       $       0.79     $      (0.64)    $       2.34     $       0.94
  Diluted                                     $       0.77     $      (0.64)    $       2.30     $       0.93

Dividends declared per common share           $      0.275     $      0.275     $      0.825     $      0.825




See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)


                                                                   SEPTEMBER 30,   December 31,
                                                                       2000           1999
                                                                   -------------  ------------
ASSETS
Current Assets
   Cash and cash equivalents                                        $     90.2     $     66.4
   Accounts and notes receivable, less allowances
         for doubtful receivables (September 30, 2000:
         $29.7; December 31, 1999: $28.2)                              1,030.4          845.1
   Inventories                                                         1,047.9          989.5
   Deferred income taxes                                                 130.9          129.7
   Prepaid expenses and other assets                                      65.6           58.7
                                                                    ----------     ----------
         Total Current Assets                                          2,365.0        2,089.4
                                                                    ----------     ----------

Property, plant and equipment                                          1,519.4        1,577.3
Prepaid Pension                                                          224.0          212.1
Goodwill                                                               1,034.8        1,031.1
Identifiable intangible assets                                           161.5          114.0
Other Assets                                                             559.7          431.7
                                                                    ----------     ----------
                                                                    $  5,864.4     $  5,455.6
                                                                    ==========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term bank debt                                             $    752.7     $    229.1
   Accounts payable                                                      451.9          476.2
   Accrued expenses                                                      725.7          712.2
   Income taxes payable                                                   52.8           78.9
   Current maturities of long-term debt
      and capital lease obligations                                      183.1           14.5
                                                                    ----------     ----------
         Total Current Liabilities                                     2,166.2        1,510.9
                                                                    ----------     ----------

Long-term debt and capital lease obligations                           1,315.0        1,516.9
Pension obligations                                                       64.7           80.4
Postretirement benefits other than pensions                              341.8          347.7
Deferred income taxes                                                    135.5          126.7
Other non-current liabilities                                            408.1          308.5
Commitments and contingent liabilities                                      --             --
Mandatorily redeemable preferred securities of trust                     273.2          271.3

Shareholders' Equity
   Common stock - $5 par value
      Authorized 200,000,000 shares; issued 112,765,738 shares
      at September 30, 2000, and 112,064,927 shares at
      December 31, 1999 (excluding 14,000,000 shares
      held by a wholly owned subsidiary)                                 563.8          560.3
   Additional capital                                                    910.0          895.8
   Income retained in the business                                       108.1          (52.3)
   Accumulated other comprehensive income                                (62.5)         (44.2)
   Unearned portion of restricted stock awards                            (0.9)          (1.2)
   Common stock held in treasury, at cost (10,923,600 shares
      at September 30, 2000, and 1,832,919 shares
      at December 31, 1999)                                             (358.6)         (65.2)
                                                                    ----------     ----------
         Total Shareholders' Equity                                    1,159.9        1,293.2
                                                                    ----------     ----------
                                                                    $  5,864.4     $  5,455.6
                                                                    ==========     ==========




See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)


                                                                     Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                      2000        1999
                                                                   ----------   ---------
OPERATING ACTIVITIES
    Net Income                                                     $  247.7     $  103.3
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Merger related and consolidation:
             Expenses                                                  28.9        241.0
             Payments                                                 (46.6)      (172.3)
       Depreciation and amortization                                  209.5        172.6
       Deferred income taxes                                            7.6         11.5
       Net gains on sales of businesses                                (2.0)        (8.6)
       Asset Impairment                                                 --           6.6
       Gain on sale of investment                                       --          (3.2)
       Change in assets and liabilities, net of effects
           of acquisitions and dispositions of
           businesses:
             Receivables                                             (184.0)       (87.3)
             Inventories                                              (70.7)        (7.7)
             Other current assets                                      (7.2)        (1.8)
             Accounts payable                                         (16.1)       (17.9)
             Accrued expenses                                          41.2        (11.7)
             Income taxes payable                                     (20.4)        27.3
             Other non-current assets and liabilities                (107.7)       (46.0)
                                                                   --------     --------
    Net cash provided by operating activities                          80.2        205.8

INVESTING ACTIVITIES
    Purchases of property                                            (132.1)      (166.7)
    Proceeds from sale of property                                     22.8          5.2
    Proceeds from sale of businesses                                    4.8         15.8
    Sale of short-term investments                                      --           3.5
    Payments made in connection with acquisitions,
     net of cash acquired                                             (49.2)       (69.3)
                                                                   --------     --------
    Net cash used by investing activities                            (153.7)      (211.5)

FINANCING ACTIVITIES
    Increase (decrease) in short-term debt                            500.7        136.9
    Proceeds from issuance of long-term debt                            --         202.2
    Repayment of long-term debt and capital lease obligations          (9.6)      (251.6)
    Proceeds from sale of receivables, net                             (3.0)         --
    Proceeds from issuance of capital stock                            16.1          6.0
    Purchases of treasury stock                                      (300.1)        (0.3)
    Dividends                                                         (89.5)       (61.6)
    Distributions on Trust preferred securities                       (13.8)       (13.8)
                                                                   --------     --------
    Net cash provided by financing activities                         100.8         17.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents           (3.5)        (0.4)
                                                                   --------     --------
Net Increase in Cash and Cash Equivalents                              23.8         11.7

Cash and Cash Equivalents at Beginning of Period                       66.4         53.5
                                                                   --------     --------
Cash and Cash Equivalents at End of Period                         $   90.2     $   65.2
                                                                   ========     ========
Supplemental Cash Flow Information:
    Income taxes paid                                              $  156.9     $   63.4
                                                                   ========     ========
    Interest paid, net of amounts capitalized                      $  112.7     $   57.0
                                                                   ========     ========





See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The B.F.Goodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B: ACQUISITIONS - In the first nine months of 2000, the Company acquired a manufacturer of earth and sun sensors in attitude determination and control subsystems of spacecraft; ejection seat technology; intellectual property related to certain dyes; a personal care business; a manufacturer of fuel nozzles; a developer of avionics and displays; and the assets of a developer of video camera systems used on space vehicles and tactical aircraft. Total consideration aggregated $45.0 million, of which $39.2 million represented goodwill and other intangible assets. The purchase price allocation for these acquisitions has been based on preliminary estimates.

NOTE C: INVENTORIES - Inventories included in the accompanying condensed consolidated balance sheet consist of:

(Dollars in millions)                                   September 30,   December 31,
                                                            2000            1999
                                                          --------        --------
FIFO or average cost (which approximates current costs):
  Finished products                                       $  351.9        $  278.0
  In process                                                 611.8           608.4
  Raw materials and supplies                                 225.3           257.5
                                                          --------        --------
                                                           1,189.0         1,143.9
Less:
  Reserve to reduce certain
  inventories to LIFO                                        (76.4)          (70.8)
  Progress payments and advances                             (64.7)          (83.6)
                                                          --------        --------

Total                                                     $1,047.9        $  989.5
                                                          ========        ========


In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $77.1 million related to design and development costs on the 717-200 program at September 30, 2000. In addition, the Company has excess-over-average inventory of $59.2 million related to costs associated with the production of the flight test inventory and the first production units on this program. The aircraft was certified by the FAA on September 1, 1999, and Boeing is actively marketing the aircraft. Recovery of these costs will depend on the ultimate number of aircraft delivered and successfully achieving the Company's cost projections in future years.

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

On April 17, 2000, the Company announced that it intends to divest its Performance Materials Segment. The Company expects to meet the criteria for accounting for the disposition as a discontinued operation this year. At such time, all periods will be restated to reflect Performance Materials' results as a discontinued operation. The proceeds of the divestiture will be used primarily to reduce debt and repurchase additional shares of stock with the latter requiring approval of the Company's Board of Directors. Strategic acquisitions will also be considered on a case by case basis.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Merger-related and consolidation costs are discussed in Note G of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for the consolidated Company. There are no significant intersegment sales.

                                       Three Months Ended           Nine Months Ended
                                          September 30,                September 30,
                                      ----------------------      ----------------------
                                        2000          1999          2000          1999
                                      --------      --------      --------      --------
Sales
   Aerospace                          $  926.0      $  855.2      $2,719.2      $2,747.3
   Engineered Industrial Products        167.4         170.6         527.2         542.7
   Performance Materials                 284.8         306.3         890.9         917.3
                                      --------      --------      --------      --------
     Total Sales                      $1,378.2      $1,332.1      $4,137.3      $4,207.3
                                      ========      ========      ========      ========

Segment Operating Income
   Aerospace                          $  154.1      $  130.9      $  434.7      $  418.3
   Engineered Industrial Products         29.0          28.1          95.2          99.3
   Performance Materials                  25.9          36.1          90.9         104.9
                                      --------      --------      --------      --------
                                         209.0         195.1         620.8         622.5
Corporate General and
     Administrative Expenses             (17.4)        (16.6)        (52.9)        (53.3)
Merger-related and
     Consolidation Costs                  (8.3)       (204.7)        (28.9)       (241.0)
                                      --------      --------      --------      --------
     Total Operating Income           $  183.3      $  (26.2)     $  539.0      $  328.2
                                      ========      ========      ========      ========

                                      September 30,   December 31,
                                          2000           1999
                                        --------       --------
Assets
   Aerospace                            $3,340.2       $3,021.8
   Engineered Industrial Products          384.0          390.3
   Performance Materials                 1,365.2        1,408.4
   Corporate                               775.0          635.1
                                        --------       --------
     Total Assets                       $5,864.4       $5,455.6
                                        ========       ========

NOTE E: EARNINGS PER SHARE - The computation of basic and diluted earnings per share is as follows:

(In millions, except per share amounts)                Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                     -----------------------        -----------------------
                                                       2000           1999            2000           1999
                                                     --------       --------        --------       --------
Numerator:
Numerator for basic earnings per share
   - income available to common shareholders         $   79.9       $  (70.9)       $  247.7       $  103.3
Effect of dilutive securities:
   Convertible preferred securities                       1.6             --             4.7             --
                                                     --------       --------        --------       --------
Numerator for diluted earnings per
      share-income available to common
      shareholders after assumed conversions         $   81.5       $  (70.9)       $  252.4       $  103.3
                                                     ========       ========        ========       ========
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                   101.6          110.1           105.7          109.9
                                                     --------       --------        --------       --------
   Effect of dilutive securities:
      Stock options, performance shares and
         restricted shares                                1.8             --             1.3            0.9
      Convertible preferred securities                    2.9             --             2.9             --
                                                     --------       --------        --------       --------
   Dilutive potential common shares                       4.7             --             4.2            0.9
                                                     --------       --------        --------       --------
   Denominator for diluted earnings per
      share - adjusted weighted-average shares
      and assumed conversions                           106.3          110.1           109.9          110.8
                                                     ========       ========        ========       ========
Earnings per share:
   Basic                                             $   0.79       $  (0.64)       $   2.34       $   0.94
                                                     ========       ========        ========       ========
   Diluted                                           $   0.77       $  (0.64)       $   2.30       $   0.93
                                                     ========       ========        ========       ========

The computation of diluted earnings per share for the three and nine months ended September 30, 1999 exclude the effects of 2.9 million potential common shares for assumed conversions of convertible preferred securities because the effect would be anti-dilutive. The computation of diluted earnings per share for the three months ended September 30, 1999 also excludes 0.9 incremental shares for assumed exercises of stock options, performance shares and restricted shares because the effect would be anti-dilutive.

The Company's Board of Directors approved a $300 million share repurchase program during the first quarter of 2000. The Company has repurchased 9.3 million shares of its common stock for $300.0 million pursuant to the program.

NOTE F:  COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

(Dollars in millions)                         Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                            ----------------------        ----------------------
                                             2000           1999           2000           1999
                                            -------        -------        -------        -------
Net Income (Loss)                           $  79.9        $ (70.9)       $ 247.7        $ 103.3
Other Comprehensive Income -
   Unrealized translation adjustments
         during period                        (15.2)           0.6          (18.3)         (18.8)
                                            -------        -------        -------        -------
Total Comprehensive Income                  $  64.7        $ (70.3)       $ 229.4        $  84.5
                                            =======        =======        =======        =======

Accumulated other comprehensive income consists of the following (dollars in millions):

                                                  September 30,  December 31,
                                                     2000           1999
                                                    -------        -------
Cumulative unrealized translation adjustments       $ (55.8)       $ (37.5)
Minimum pension liability adjustment                   (6.7)          (6.7)
                                                    -------        -------
                                                    $ (62.5)       $ (44.2)
                                                    =======        =======

NOTE G:  MERGER-RELATED AND CONSOLIDATION COSTS

Through September 30, 2000, the Company recorded charges totaling $28.9 million ($18.3 million after-tax), of which $8.3 million ($5.3 million after-tax) was recorded in the third quarter. The charges were recorded across the Company's segments as follows:

(Dollars in millions)       Three Months    Nine Months
                               Ended           Ended
                            September 30,  September 30,
                               2000            2000
                              -------         -------
Aerospace                     $   7.6         $  17.2
Performance Materials              --            (0.2)
Corporate                         0.7            11.9
                              -------         -------
                              $   8.3         $  28.9
                              =======         =======

Merger-related and consolidation reserves at December 31, 1999 and September 30, 2000, as well as activity during the nine months ended September 30, 2000, consisted of:

                                               (Dollars in millions)
                             ------------------------------------------------------
                               Balance                                   Balance
                             December 31,                  Reserve     September 30,
                                1999        Provision     Reduction        2000
                                ----        ---------     ---------        ----
Personnel-related costs         $41.3         $14.5         $42.7         $13.1
Transaction costs                 2.0            --           0.1           1.9
Consolidation                     7.9          17.2          18.2           6.9
                                -----         -----         -----         -----
                                $51.2         $31.7         $61.0         $21.9
                                =====         =====         =====         =====


During the nine months ended September 30, 2000, the Company recorded net merger-related and consolidation costs of $28.9 million consisting of $14.5 million in personnel-related costs and $17.2 million in consolidation costs, offset by a credit of $2.8 million representing a revision of prior estimates. The $14.5 million in personnel-related costs includes $9.5 million in settlement charges related to lump sum payments made under a nonqualified pension plan that were triggered by the Coltec merger. Personnel-related costs also include $2.4 million in employee relocation costs associated with the Coltec merger, $2.1 million for work force reductions in the Company's Aerospace Segment and $0.5 million for work force reductions in the Company's Performance Materials Segment. Consolidation costs include an $11.3 million non-cash charge related to the write-off of certain assets and accelerated depreciation related to assets whose useful lives had been reduced as a result of consolidation activities and $5.9 million for realignment activities. Of the $61.0 million reduction in reserves, $46.6 million related to cash payments, $11.6 million related to the write-off of assets and accelerated depreciation and $2.8 million related to revision of estimates.

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

At September 30, 2000, the Company has recorded in Accrued Expenses and in Other Non-current Liabilities a total of $116.6 million to cover future environmental expenditures. This amount is recorded on an undiscounted basis.

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

ASBESTOS

As of September 30, 2000, two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 97,900 actions (including approximately 13,400 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During the first nine months of 2000, these two subsidiaries of the Company received approximately 29,500 new actions compared to approximately 25,900 new actions received during the first nine months of 1999. Through September 30, 2000, approximately 315,300 of the approximately 413,200 total actions brought have been settled or otherwise disposed.

In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of September 30, 2000, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is $252.8 million and the Company expects that this cost will be substantially covered by insurance. The increase in the Company's estimate of the cost of disposition of these actions from prior periods is due primarily to an aggressive settlement program initiated by the Company. The result is increased predictability and lower transaction costs to the Company.

Payments were made by the Company with respect to asbestos liability and related costs aggregating $90.3 million and $58.0 million for the first nine months of 2000 and 1999, respectively, substantially all of which were covered by insurance (see comment related to increased costs of disposition above). Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Related to payments not covered by insurance, the Company recorded charges to operations amounting to approximately $6.0 million during the first nine months of 2000 and 1999.

With respect to the 84,500 outstanding actions as of September 30, 2000, which are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty what, if any, potential liability or costs may be incurred by the Company. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Subsidiaries of the Company continue to distribute encapsulated asbestos-bearing product in the United States with annual sales of less than $1.5 million. All sales are accompanied by appropriate warnings. The end users of such product are sophisticated users who utilize the product for critical applications where no known substitutes exist or have been approved.

Insurance coverage of a small non-operating subsidiary formerly distributing asbestos-bearing products is nearly depleted. Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and given the substantial amount of insurance coverage that the Company expects to be available from its solvent carriers to cover the majority of its exposure, the Company believes that pending and reasonably anticipated future actions are not likely to have a materially adverse effect on the Company's financial condition, but could be material to the Company's results of operations in a given period. Although the insurance coverage which the Company has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. The Company's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

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

                                           (Dollars in millions)
                                      September 30,        December 31,
                                           2000               1999
                                           ----               ----
Accounts and notes receivable            $ 223.9            $ 146.9
Other assets                                90.1               36.7
Accrued expenses                           169.1              134.6
Other liabilities                           83.7               28.5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

- Net income, excluding special items, for the quarter was $85.2 million, or $0.82 per share, compared to $83.0 million, or $0.74 per share, in the year-ago quarter.

- Net income, excluding special items, for the first nine months of 2000 was $266.0 million, or $2.46 per share, compared to $276.0 million, or $2.47 per share, for the first nine months of 1999.

- EBITDA, excluding special items, was approximately $246 million and $754 million for the quarter and nine month periods ended September 30, 2000 respectively. During the same periods of 1999, EBITDA, excluding special items, approximated $230 million and $727 million, respectively.

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

RESULTS OF OPERATIONS

TOTAL COMPANY

            THIRD QUARTER OF 2000 COMPARED WITH THIRD QUARTER OF 1999

Sales during the quarter ended September 30, 2000, increased by $46.1 million, or 3.5 percent, from sales during the same period last year. Sales increased by
8.3 percent for the Aerospace Segment, but decreased by 1.9 percent for the Engineered Industrial Products Segment and by 7.0 percent for the Performance Materials Segment as compared to the 1999 third quarter. The reasons for these fluctuations as compared to last year are discussed by segment below.

Cost of sales as a percent of sales increased from 71.6 percent in 1999 to 71.7 percent in 2000. Increases in certain raw material costs and the negative impact of foreign exchange rates were offset by productivity increases and lower spending.

Selling and administrative costs as a percent of sales decreased from 15.0 percent in 1999 to 14.4 percent in 2000. The decrease was primarily attributable to the Company's efforts to control costs (previously announced lay-offs, lean manufacturing initiatives and plant closures).

Merger-related and consolidation costs of $8.3 million and $204.7 million were recorded during the third quarter of 2000 and 1999, respectively (see further discussion in Note G of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur an additional $20 million to $25 million of merger-related and consolidation costs during the remainder of 2000. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the consolidation of landing gear facilities, the reorganization of operating facilities and for employee relocation and severance costs.

Excluding merger-related and consolidation costs, operating income in the third quarter increased $13.1 million, or 7.3 percent, from $178.5 million in 1999 to $191.6 million in 2000. Operating income increased by $23.2 million in the Aerospace Segment and by $0.9 million in the Engineered Industrial Products Segment, but decreased by $10.2 million in the Performance Materials Segment. Unallocated corporate general and administrative costs increased by $0.8 million, or 4.8 percent, between periods. Operating income by segment is discussed in greater detail below.

Interest expense-net increased $9.6 million from $33.4 million in 1999 to $43.0 million in 2000. The increase is a result of additional short-term borrowings due primarily to the repurchase of the Company's common stock during 2000.

Other expense-net increased $3.6 million from $3.6 million in the third quarter of 1999 to $7.2 million in the third quarter of 2000. Excluding gains from the sale of businesses during both periods, other expense-net increased by $1.1 million from $6.1 million in 1999 to $7.2 million in 2000. The increase was due primarily to increased amounts attributable to minority shareholders as a result of higher reported earnings at certain subsidiaries, year over year.

The Company's effective tax rate, excluding special items, decreased from 37.0 percent to 36.5 percent, quarter to quarter. The effective tax rate in the third quarter of 2000 approximates the rate for all of 1999, excluding special items, and is consistent with the rate expected for 2000.

     FIRST NINE MONTHS OF 2000 AS COMPARED TO THE FIRST NINE MONTHS OF 1999

Sales during the first nine months of 2000 decreased by $70.0 million, or 1.7 percent, from sales during the same period last year. Sales decreased by 1.0 percent for the Aerospace Segment, by 2.9 percent for the Engineered Industrial Products Segment and by 2.9 percent for the Performance Materials Segment as compared to the first nine months of 1999. The reasons for these fluctuations as compared to last year are discussed by segment below.

Cost of sales as a percent of sales increased from 71.4 percent in 1999 to 71.6 percent in 2000. The reason for the change is consistent with the explanation above for the third quarter.

Selling and administrative costs as a percent of sales was 15.1 percent in 1999 and 14.7 percent in 2000. The decrease was primarily attributable to the Company's efforts to control costs (previously announced lay-offs, lean manufacturing initiatives and plant closures).

Merger-related and consolidation costs of $28.9 million and $241.0 million were recorded during the first nine months of 2000 and 1999, respectively (see further discussion in Note G of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur an additional $20 million to $25 million of merger-related and consolidation costs during the remainder of 2000. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the consolidation of landing gear facilities, the reorganization of operating facilities and for employee relocation and severance costs (see additional comments above).

Excluding merger-related and consolidation costs, operating income for the first nine months of 2000 decreased $1.3 million, or 0.2 percent, from $569.2 million in 1999 to $567.9 million in 2000. Operating income increased by $16.4 million in the Aerospace Segment, but decreased by $4.1 million in the Engineered Industrial Products Segment and by $14.0 million in the Performance Materials Segment. Unallocated corporate general and administrative costs decreased $0.4 million between periods. Operating income by segment is discussed in greater detail below.

Interest expense-net increased $14.6 million from $99.3 million during the first nine months of 1999 to $113.9 million during the first nine months of 2000. The increase is primarily a result of additional short-term borrowings due primarily to the repurchase of the Company's common stock during 2000. The Company repurchased approximately 9.3 million shares at an average price of approximately $32.20 per share.

Other expense-net increased $7.2 million from $6.1 million during the first nine months of 1999 to $13.3 million during the first nine months of 2000. Excluding gains from the sale of businesses other expense-net decreased by $0.7 million from $18.0 million during the first nine months of 1999 to $17.3 million during the first nine months of 2000. The decrease was due primarily to increased amounts attributable to minority shareholders resulting from higher reported earnings at certain subsidiaries, year over year.

The Company's effective tax rate of 36.5 percent for the first nine months of 2000 approximates the rate for the first nine months and for all of 1999, excluding special items, and is consistent with the rate expected for 2000.

BUSINESS SEGMENT PERFORMANCE

SEGMENT ANALYSIS

                                               Three Months Ended                Nine Months Ended
                                                 September 30,                     September 30,
 (Dollars in Millions)                       2000             1999               2000           1999
---------------------------------------------------------------------------------------------------------
 SALES:
    Aerospace                              $     926.0     $     855.2       $   2,719.2      $   2,747.3
    Engineered Industrial
      Products                                   167.4           170.6             527.2            542.7
    Performance Materials                        284.8           306.3             890.9            917.3
---------------------------------------------------------------------------------------------------------
      Total                                $   1,378.2     $   1,332.1       $   4,137.3      $   4,207.3
=========================================================================================================
 OPERATING INCOME:
    Aerospace                              $     154.1     $     130.9       $     434.7      $     418.3
    Engineered Industrial
      Products                                    29.0            28.1              95.2             99.3
    Performance Materials                         25.9            36.1              90.9            104.9
---------------------------------------------------------------------------------------------------------
      Total Reportable
        Segments                                 209.0           195.1             620.8            622.5
    Corporate General and
       Administrative Costs                      (17.4)          (16.6)            (52.9)           (53.3)
    Merger-related and
      Consolidation Costs                         (8.3)         (204.7)            (28.9)          (241.0)
---------------------------------------------------------------------------------------------------------
      Total                                $     183.3     $     (26.2)      $     539.0      $     328.2
=========================================================================================================


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

Corporate includes general and administrative costs. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment. Merger-related and consolidation costs are presented separately (see further discussion in Note G to the accompanying unaudited condensed consolidated financial statements).

An expanded analysis of sales and operating income by business segment follows.

AEROSPACE

(Dollars in millions)

                                                      Three Months Ended                         Nine Months Ended
                                                        September 30,                               September 30,
                                                      ------------------                         -----------------
                                              2000          1999      % Change         2000             1999       % Change
                                             ------        ------     --------        --------         --------     --------
SALES
 Aerostructures and Aviation
    Services                                 $375.4        $332.4        12.9         $1,081.4         $1,141.1       (5.2)
 Landing Systems                              265.9         261.5         1.7            785.0            803.9       (2.4)
 Engine and Safety Systems                    152.3         136.4        11.7            453.6            417.7        8.6
 Electronic Systems                           132.4         124.9         6.0            399.2            384.6        3.8
                                             ------        ------                     --------         --------

     Total Sales                             $926.0        $855.2         8.3         $2,719.2         $2,747.3       (1.0)
                                             ======        ======                     ========         ========

OPERATING INCOME
 Aerostructures and Aviation
    Services                                 $ 57.3        $ 44.8        27.9         $  155.2         $  156.7       (1.0)
 Landing Systems                               35.7          36.5        (2.2)           108.1            115.8       (6.6)
 Engine and Safety Systems                     28.0          24.5        14.3             85.5             74.4       14.9
 Electronic Systems                            33.1          25.1        31.9             85.9             71.4       20.3
                                             ------        ------                     --------         --------

     Total Operating Income                  $154.1        $130.9        17.7         $  434.7         $  418.3        3.9
                                             ======        ======                     ========         ========

OPERATING INCOME AS A
PERCENT OF SALES
 Aerostructures and Aviation
     Services                                  15.3          13.5                         14.4             13.7
 Landing Systems                               13.4          14.0                         13.8             14.4
 Engine and Safety Systems                     18.4          18.0                         18.8             17.8
 Electronic Systems                            25.0          20.1                         21.5             18.6

     Total Aerospace                           16.6          15.3                         16.0             15.2

               THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

Aerospace sales of $926.0 million were $70.8 million or 8.3 percent above the third quarter of 1999. All of the segment's groups reported increased sales than the same quarter last year, with Aerostructures and Aviation Services and Engine and Safety Systems reporting double digit growth.

Aerospace operating income of $154.1 million was $23.2 million or 17.7 percent higher than the third quarter of 1999. The increase was primarily attributable to strong performances within the segment's Aerostructures and Aviation Services, Engine and Safety Systems and Electronic Systems groups.

AEROSTRUCTURES AND AVIATION SERVICES GROUP: Sales for the third quarter of 2000 increased $43.0 million, or 12.9 percent, from $332.4 million in the third quarter of 1999 to 375.4 million in the third quarter of 2000. The increase was primarily attributable to greater sales on the Super 27 program, higher aftermarket sales on the PW4000 and V2500 programs and the favorable settlement of a contract claim. Original equipment ("OE") production sales were lower in the B757, MD-11 and MD-80 programs (the MD-11 and MD-80 programs are no longer in production), partially offset by an increase in B717-200 sales. Aviation Services sales were down from the third quarter of 1999 due to lower volume from two major customers.

Operating income increased $12.5 million, or 27.9 percent, from $44.8 million in the third quarter of 1999 to $57.3 million in the third quarter of 2000. The increase was primarily attributable to the increased volumes noted above, a favorable sales mix, the favorable settlement of a contract claim and site consolidation costs in 1999 which were not incurred in 2000.

LANDING SYSTEMS GROUP: Sales increased $4.4 million, or 1.7 percent, from $261.5 million in the third quarter of 1999 to $265.9 million in the third quarter of 2000. The increase was attributable to increased sales of wheels and brakes, partially offset by lower sales of landing gear and aftermarket landing gear and wheel and brake services. Sales of wheel and brakes were higher than the same period one year ago as a result of significantly stronger sales in the regional, business and military market segments as well as increased aftermarket sales to commercial airline customers. Landing gear sales were lower than the same period a year ago as Boeing OE production deliveries declined on the B777 and B757 aircraft. New production of MD11 and B737 classic aircraft have ended, thus recording no sales in the third quarter of 2000. Sales of aftermarket landing gear services and wheel and brake services were slightly lower than the same period a year ago.

Operating income decreased $0.8 million, or 2.2 percent, from $36.5 million in the third quarter of 1999 to $35.7 million in the third quarter of 2000. Landing gear recorded lower operating income than the previous year's quarter consistent with their decreased OE volumes, increased nonrecurring engineering costs and an unfavorable mix, partially offset by favorable inventory adjustments recorded during the current quarter. Despite higher sales of wheel and brakes, quarter over quarter, operating income decreased due to the impact of a customer bankruptcy, increased sales incentives and higher raw material costs. Landing gear and wheel brake services had higher operating income as a result of productivity improvements and lower spending.

ENGINE AND SAFETY SYSTEMS GROUP: Sales increased $15.9 million, or 11.7 percent, from $136.4 million in the third quarter of 1999 to $152.3 million in the third quarter of 2000. The increase was attributable to significantly higher sales in virtually all of the group's products. Engine system's products accounted for approximately $12 million of the increase with the remainder coming from safety system products.

Operating income increased $3.5 million, or 14.3 percent, from $24.5 million in the third quarter of 1999 to $28.0 million during the third quarter of 2000. Operating income was favorably affected by the stronger sales volume noted above and from a gain on the sale of land recorded in the quarter, partially offset by an unfavorable mix and increased R&D spending on the SmartBelt(TM) systems the group is developing.

ELECTRONIC SYSTEMS GROUP: Sales increased $7.5 million, or 6.0 percent, from $124.9 million in the third quarter of 1999 to $132.4 million in the third quarter of 2000. The increase in sales was primarily attributable to greater sales of space/satellite and avionics products, partially offset by decreased sales of aircraft sensors and a product line divestiture. The increase in satellite products was due to acquisitions while the increased sales of avionics products was attributable to increased market penetration and new product introductions within the general aviation market.

Operating income increased $8.0 million, or 31.9 percent, from $25.1 million in the third quarter of 1999 to $33.1 million in the third quarter of 2000. Higher volume in space/satellite products, increased demand for general aviation products, a gain on the sale of a building, a favorable sales mix and the reimbursement of certain development costs related to the helicopter health and usage monitoring system accounted for the increase in operating income.

        FIRST NINE MONTHS OF 2000 COMPARED WITH FIRST NINE MONTHS OF 1999

Aerospace sales of $2,719.2 million were $28.1 million, or 1.0 percent, lower than the first nine months of 1999. The decrease was primarily attributable to sales declines at Aerostructures and Aviation Services and Landing Systems.

Aerospace operating income of $434.7 million was $16.4 million, or 3.9 percent, higher than the first nine months of 1999. The increase was primarily attributable to the Engine and Safety Systems and Electronic Systems groups.

AEROSTRUCTURES AND AVIATION SERVICES GROUP: Sales decreased $59.7 million, or
5.2 percent, from $1,114.1 million in the first nine months of 1999 to $1,081.4 million in the first nine months of 2000. The decrease was primarily attributable to the favorable settlement of a contract claim during 1999 that resulted in approximately $60 million in sales, lower sales on the B757, MD-11 and MD-80 programs (MD-11 and MD-80 programs are no longer in production), lower sales of post-production spares and lower aftermarket aviation services. These decreases were partially offset by increased sales on the Super 27 program and additional aftermarket aerostructures services. Aviation services sales were down from the first nine months of 1999 on lower volume out of two major customers. Aerostructrures services posted higher sales than a year ago due to increased volume in its Asian facility.

Operating income decreased $1.5 million, or 1.0 percent, from $156.7 million in the first nine months of 1999 to $155.2 million in the first nine months of 2000. Aerostructures operating income increased by approximately $8 million period to period while aviation services operating income decreased by approximately $10 million. The increase in aerostructures operating income, despite the decrease in sales, is attributable to higher margins on certain contracts due to productivity improvements and cost controls, a favorable mix of spares to OE, site consolidation costs in 1999 which were not incurred in 2000 and increased sales on the Super 27 program. These increases were partially offset by the impact of contract claim settlements in 1999 and 2000. The decrease in operating income at aviation services is primarily attributable to increased labor and overhead costs, most of which relates to retaining and training its work force and lower volumes.

LANDING SYSTEMS GROUP: Sales decreased $18.9 million, or 2.4 percent, from $803.9 million in the first nine months of 1999 to $785.0 million in the first nine months of 2000. Landing gear sales were significantly lower than the same period a year ago as decreases in commercial OE production, due to lower requirements on most Boeing programs, were not offset by increases in spares and military OE sales. Wheel and brake sales were higher than the same period a year ago in all market segments, but strongest in the regional, business and military segment.

Operating income decreased $7.7 million, or 6.6 percent, from $115.8 million in the first nine months of 1999 to $108.1 million in the first nine months of 2000. The decrease was primarily attributable to the lower landing gear sales noted above, partially offset by a favorable sales mix and a favorable settlement of claims for increased work scope on engineering changes related to existing products. Wheel and brake operating income increased primarily as a result of the increased sales noted above.

ENGINE AND SAFETY SYSTEMS GROUP: Sales increased $35.9 million, or 8.6 percent, from $417.7 million in the first nine months of 1999 to $453.6 million in the first nine months of 2000. Increased sales of power generation, spray nozzle, turbine blades and de-icing products more than offset weaknesses in safety systems and fuel controls.

Operating income increased $11.1 million, or 14.9 percent, from $74.4 million in the first nine months of 1999 to $85.5 million in the first nine months of 2000. The increase was primarily attributable to the increase in sales noted above, partially offset by increased R&D spending on the SmartBelt(TM) system.

ELECTRONIC SYSTEMS GROUP: Sales increased $14.6 million, or 3.8 percent, from $384.6 million in the first nine months of 1999 to $399.2 million in the first nine months of 2000. Increased requirements for satellite launch vehicle components and two small acquisitions in the space/satellite industry, together with robust demand for general aviation products more than offset the impact of lower sales of sensors and fuel management systems and a product line divestiture.

Operating income increased $14.5 million, or 20.3 percent, from $71.4 million in the first nine months of 1999 to $85.9 million in the first nine months of 2000. Higher volume in space/satellite products, both from core products and acquisitions, increased demand for general aviation products, a favorable sales mix and the reimbursement of certain development costs on the helicopter health and usage management system accounted for the increase in operating income.

ENGINEERED INDUSTRIAL PRODUCTS:

(Dollars in millions)

                                           Three Months Ended                        Nine Months Ended
                                              September 30,                             September 30,
                                         2000              1999                     2000             1999
                                         ----              ----                     ----             ----
Sales                                   $ 167.4           $ 170.6              $  527.2           $  542.7
Operating Income                        $  29.0           $  28.1              $   95.2           $   99.3
Operating Income as a Percent
    of Sales                               17.3%             16.5%                 18.1%              18.3%


            THIRD QUARTER OF 2000 COMPARED WITH THIRD QUARTER OF 1999

Sales decreased by $3.2 million, or 1.9 percent, from $170.6 million during the third quarter of 1999 to $167.4 million in the third quarter of 2000. The decrease was due to the completion of a significant diesel-engine program during 1999 and the initiation of sales of a similar but lower revenue-producing program during 2000, lower sales to the automotive market and unfavorable foreign exchange rate changes, partially offset by increased sales of sealing related and compressed air products.

Operating income increased by $0.9 million, or 3.2 percent, from $28.1 million during the third quarter of 1999 to $29.0 million during the third quarter of 2000. The increase in operating income was primarily due to a reduction in nonrecurring engineering costs, productivity improvements and favorable physical inventory adjustments, partially offset by the impact of reduced sales period over period and unfavorable foreign currency exchange rates. Operating income as a percentage of sales increased during the period from 16.5 percent to 17.3 percent as a result of these factors.

        FIRST NINE MONTHS OF 2000 COMPARED WITH FIRST NINE MONTHS OF 1999

Sales decreased by $15.5 million, or 2.9 percent, from $542.7 million during the first nine months of 1999 to $527.2 million during the first nine months of 2000. The decrease was primarily due to the completion of a significant diesel-engine program during 1999 and the initiation of sales of a similar but lower revenue-producing program during 2000 and lower sales of sealing products due in part to a weaker Euro, partially offset by an increase in sales of air compressors.

Operating income decreased by $4.1 million, or 4.1 percent, from $99.3 million during the first nine months of 1999 to $95.2 million during the first nine months of 2000. The decline in operating income was primarily due to sales volume (described above), product mix, and pressures related to foreign currency, partially offset by productivity improvements and reduced nonrecurring engineering costs. Operating income as a percentage of sales decreased slightly during the period from 18.3 percent to 18.1 percent as a result of these factors.

PERFORMANCE MATERIALS

(Dollars in millions)

                                                  THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                     SEPTEMBER 30,                             SEPTEMBER 30,
                                                                       %                                         %
                                          2000            1999       CHANGE            2000         1999       CHANGE
                                          ----            ----       ------            ----         ----       ------
SALES
 Textile and Coatings
    Solutions                             $119.9         $133.2      (10.0)           $383.3       $403.8       (5.1)
 Polymer Additives and
    Specialty Plastics                     101.0          111.3       (9.3)            321.4        330.6       (2.8)
 Consumer Specialties                       63.9           61.8        3.4             186.2        182.9        1.8
                                          ------         ------                       ------       ------
     Total Sales                          $284.8         $306.3       (7.0)           $890.9       $917.3       (2.9)
                                          ======         ======                       ======       ======
OPERATING INCOME
 Textile and Coatings
    Solutions                             $  4.5         $ 10.4      (56.7)           $ 21.9       $ 27.5      (20.4)
 Polymer Additives and
     Specialty Plastics                     13.8           20.5      (32.7)             48.4         55.5      (12.8)
 Consumer Specialties                        7.6            5.2       46.2              20.6         21.9       (5.9)
                                          ------         ------                       ------       ------
     Total Operating Income               $ 25.9         $ 36.1      (28.3)           $ 90.9       $104.9      (13.3)
                                          ======         ======                       ======       ======

OPERATING INCOME AS A
PERCENT OF SALES
 Textile and Coating Solutions               3.8            7.8                          5.7          6.8
 Polymer Additives and
    Specialty Plastics                      13.7           18.4                         15.1         16.8
 Consumer Specialties                       11.9            8.4                         11.1         12.0
    Total Performance
       Materials                             9.1           11.8                         10.2         11.4

            THIRD QUARTER OF 2000 COMPARED WITH THIRD QUARTER OF 1999

Sales for the Performance Materials Segment decreased $21.5 million, or 7.0 percent, from $306.3 million during the third quarter last year to $284.8 million during the third quarter this year. The decrease in sales was driven primarily by reduced volumes ($12 million), particularly in the carpet, flock, dyes and finishing components of the Textile and Coatings Solutions Group and the exclusion of sales from the Telene(C) business ($5 million) from the Polymer Additives and Specialty Plastics Group as it was contributed to a joint venture on April 1, 2000. Unfavorable currency exchange (Euro - $8 million) also contributed to the decrease versus last year. These decreases were partially offset by strong volumes in personal care markets, as well as a favorable sales mix.

Operating income for the Performance Materials Segment decreased $10.2 million, or 28.3 percent, from $36.1 million during the third quarter of 1999 to $25.9 million during the third quarter of 2000. The decrease was due to significantly higher variable costs (primarily raw materials), volume decreases as noted above, and the impact of unfavorable foreign exchange rate changes. These decreases were partially offset by the volume strength in personal care markets.

TEXTILE AND COATINGS SOLUTIONS GROUP: Sales in the Group decreased $13.3 million, or 10.0 percent, from $133.2 million during the third quarter of 1999 to $119.9 million during the third quarter of 2000. The decrease is attributable to softening demand, a decision by the Company to discontinue sales of certain low margin products and unfavorable foreign exchange. These decreases were partially offset by a favorable sales mix and some price increases.

Operating income decreased by $5.9 million, or 56.7 percent, from $10.4 million in the third quarter of 1999 to $4.5 million during the third quarter of 2000. The decrease was due primarily to lower volumes and higher raw material costs, partially offset by a favorable mix and improved pricing.

POLYMER ADDITIVES AND SPECIALTY PLASTICS GROUP: Sales decreased by $10.3 million, or 9.3 percent, from $111.3 million during the third quarter of 1999 to $101.0 million during the third quarter of 2000. The decrease was driven primarily by the exclusion of Telene(C) sales in the quarter as this business was contributed April 1, 2000 to a joint venture that is accounted for as an equity method investment. The remaining decrease was a result of lower volume in the plumbing markets due to the reduction in housing starts and the foreign exchange impact of the weaker Euro.

Operating income for the Group decreased $6.7 million, or 32.7 percent, from $20.5 million during the third quarter of 1999 to $13.8 million during the third quarter of 2000. The decrease was primarily attributable to the lower volumes noted above, sharply higher raw material costs (especially PVC), and the unfavorable impact of foreign exchange rate changes.

CONSUMER SPECIALTIES GROUP: Sales increased $2.1 million, or 3.4 percent, from $61.8 million during the third quarter of 1999 to $63.9 million in the third quarter of 2000. The increase is primarily attributable to strong volumes in the Group's Personal Care (Carbopol(C)) product line. This strength was partially offset by reductions in volume and price in the food and beverage markets, lower intermediate sales, the exchange rate impact of the weaker Euro and competitive pricing pressures.

Operating income increased $2.4 million, or 46.2 percent, from $5.2 million during the third quarter of 1999 to $7.6 million in the third quarter of 2000. The increase is primarily attributed to strong sales to the personal care market, and favorable manufacturing and overhead spending compared to 1999. These increases were partially offset by higher raw material costs (particularly toluene) and the exchange rate impact of the weaker Euro.

        FIRST NINE MONTHS OF 2000 COMPARED WITH FIRST NINE MONTHS OF 1999

During the first nine months of 2000, sales for the Performance Materials Segment decreased $26.4 million, or 2.9 percent, from $917.3 million in 1999 to $890.9 million in 2000. The decrease was primarily the result of unfavorable foreign currency exchange rates (Euro - $24 million), volume declines ($20 million), exclusion of Telene(C) Sales ($10 million), and reduced selling prices ($7 million - primarily in Food & Beverage, Intermediates, and Rubber Additives markets). The decreases were partially offset by strong volumes in other businesses (particularly Personal Care and the entire Plastics Group), favorable sales mix, and incremental sales from acquisitions made earlier in the year.

Operating income for the Segment was down $14.0 million, or 13.3 percent, from $104.9 million during the first nine months of 1999 to $90.9 million during the first nine months of 2000. The decrease in operating income was primarily attributable to significantly higher raw material costs ($19 million), textile volume declines ($8 million), reduced selling prices noted above ($7 million), and a weaker Euro ($3 million). These decreases were partially offset by volume strength in other businesses, reductions in manufacturing/overhead costs ($10 million) and a favorable sales mix. ($13 million).

TEXTILE AND COATINGS SOLUTIONS GROUP: Sales decreased $20.5 million, or 5.1 percent, from $403.8 million during the first nine months of 1999 to $383.3 million during the first nine months of 2000. The decrease is primarily attributable to a decline in demand in the Textile markets and the unfavorable exchange impact of the weakened Euro This decrease was partially offset by a favorable sales mix, volume strength in the coatings business, and incremental sales from acquisitions.

Operating income for the Group decreased $5.6 million, or 20.4 percent, from $27.5 million during the first nine months of 1999 to $21.9 million during the first nine months of 2000. The decrease is primarily due to the volume declines noted above and higher raw material costs. These decreases were partially offset by volume strength in the group's coatings business, productivity initiatives, overhead cost reductions/plant consolidations, and a favorable sales mix.

POLYMER ADDITIVES AND SPECIALTY PLASTICS GROUP: Sales decreased by $9.2 million, or 2.8 percent, from $330.6 million during the first nine months of 1999 to $321.4 million during the first nine months of 2000. The decrease is primarily attributable to the unfavorable exchange impact of the weakened Euro, reduced prices in the Group's Polymer Additives products, and the exclusion of the Telene business that was contributed to a joint venture on April 1, 2000. These decreases were partially offset by strong volume and favorable mix in most of the Group's other products.

Operating income for the Group decreased $7.1 million, or 12.8 percent, from $55.5 million during the first nine months of 1999 to $48.4 million during the first nine months of 2000. The decrease was primarily the result of sharply higher raw material costs, and the impact of the above mentioned sales price decreases and unfavorable foreign exchange. These decreases were partially offset by volume gains in most businesses, plus reductions in manufacturing/overhead costs.

CONSUMER SPECIALTIES GROUP: Sales increased $3.3 million, or 1.8 percent, from $182.9 million during the first nine months of 1999 to $186.2 million during the first nine months of 2000. The increase was driven by strong sales for the Group's Personal Care (Carbopol(C)) product line in all regions of the world, partially offset by lower pricing in the food and beverage business, lower sales of intermediates for non-food applications and the unfavorable exchange impact of the weakened Euro.

Operating income decreased $1.3 million, or 5.9 percent, from $21.9 million during the first nine months of 1999 to $20.6 million during the first nine months of 2000. The decrease is a result of a one-time favorable settlement from a patent infringement lawsuit recorded in 1999, the weak Euro, and higher raw material costs (primarily toluene, driven by higher oil prices), partially offset by the strength in personal care sales noted above, incremental acquisition income, and ongoing productivity initiatives to reduce overhead costs.

                         CAPITAL RESOURCES AND LIQUIDITY

Current assets less current liabilities decreased $379.7 million from December 31, 1999 to September 30, 2000. The decrease resulted primarily from an increase in short-term debt related to acquisitions and the Company's share repurchase program and the reclassification of $175 million from long-term to short-term indebtedness as the underlying debt matures on July 1, 2001, partially offset by an increase in accounts receivable. The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999) to satisfy its operating requirements and capital spending programs, and to finance growth opportunities as they arise.

The Company's debt-to-capitalization ratio was 61.0 percent at September 30, 2000, compared with 52.8 percent at December 31, 1999. For purposes of this ratio, the trust preferred securities are treated as capital.

CASH FLOWS

Cash flow from operating activities decreased $125.6 million from $205.8 million in the first nine months of 1999 to $80.2 million in the first nine months of 2000, primarily as a result of increased working capital requirements, and an increase in long-term receivables associated with certain leasing activities (Super 27 program), partially offset by lower merger-related and consolidation payments. Included within the changes in working capital is a payment of $113.7 million that was made to the Internal Revenue Service during the quarter for an income tax assessment and related accrued interest. The Company intends to pursue its administrative and judicial remedies for a refund of this payment. A reasonable estimation of the Company's potential refund cannot be made at this time; accordingly, no receivable has been recorded.

EBITDA, excluding special items, increased $27 million from $727 million in the first nine months of 1999 to $754 million in the first nine months of 2000.

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

The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. Actions taken to date include the ability to quote its prices; invoice when requested by the customer; and issue pay checks to its employees on a dual currency basis. The Company has not yet set conversion dates for its accounting systems, statutory reporting and its tax books. The financial institutions with which the Company has relationships have transitioned to the Euro successfully and are issuing statements in dual currencies.

                            NEW ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position or results of operations.

In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's financial position or results of operations.

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". The SEC staff has delayed the effective date of SAB 101 until the fourth quarter of 2000. The Company does not believe the SAB will have a significant impact on the Company's financial position or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit 27.       Financial Data Schedules.

(b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000:

         Current Report on Form 8-K filed July 21, 2000 (relating to the announcement of the Company's earnings for the three-months and six-months periods ended June 30, 2000).

         Current Report on Form 8-K filed August 9, 2000 (relating to the announcement that Laurence Chapman, the Company's Senior Vice President and Chief Financial Officer, had decided to leave the Company and that Ulrich (Rick) Schmidt, Vice President of Finance and Business Development for the Company's aerospace segment, would succeed him).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2000                          The B.F.Goodrich Company
----------------                          ------------------------


                                          /S/ ULRICH SCHMIDT
                                          ---------------------------
                                          Ulrich Schmidt
                                          Senior Vice President and
                                          Chief Financial Officer


                                          /S/ ROBERT D. KONEY, JR.
                                          ---------------------------
                                          Robert D. Koney, Jr.
                                          Vice President & Controller
                                          (Chief Accounting Officer)