Form 10-K405
period 2000-12-31
GOODRICH B F CO
filed 2001-02-23
CIK 42542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to


                          Commission file number 1-892
                            THE B.F.GOODRICH COMPANY
             (Exact name of registrant as specified in its charter)

            New York                                     34-0252680
      (State of incorporation)              (I.R.S. Employer Identification No.)

         Four Coliseum Centre
       2730 West Tyvola Road                               28217
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

    The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of February 21, 2001 was $4.2 billion ($40.50 per share). On such date, 102,791,696 of such shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 2000 Annual Report to Shareholders are incorporated by reference into Part I (Items 1 and 2), Part II (Items 5, 6, 7, 7a and 8) and Part IV (Item 14) hereof. Portions of the proxy statement dated March 5, 2001 are also incorporated by reference into Part III.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART I


ITEM 1.  BUSINESS


Proposed Divestiture Of Performance Materials Segment

On April 17, 2000, the Company announced that it intends to focus on its Aerospace and Engineered Industrial Products businesses and divest its Performance Materials segment. During the fourth quarter of 2000, the Company announced that it had entered into a definitive agreement to sell the segment to an investor group. The purchase price is approximately $1.4 billion, subject to adjustment at closing, and is comprised of approximately $1.2 billion in cash and $0.2 billion in debt securities to be issued by the new company. The $0.2 billion in debt securities will be in the form of unsecured notes with interest payable in cash or payment in-kind, at the option of the investor group. The Company has also agreed to retain certain liabilities, as well as certain contingent liabilities, of the segment as a condition of sale (see Note B to the Consolidated Financial Statements within the 2000 Annual Report to Shareholders, which is incorporated herein by reference, for further details). The closing of the transaction, which is scheduled to occur in the first quarter of 2001, is subject to a number of conditions including the ability of the buyer to obtain financing in the debt market on a best-efforts basis.

Possible uses for the proceeds of the divestiture include strategic acquisitions, reduction of debt and the repurchase of additional shares of stock, with the latter requiring approval of the Company's Board of Directors.

General Development of Business

The Company's operations are classified into two reportable business segments:
BFGoodrich Aerospace ("Aerospace") and BFGoodrich Engineered Industrial Products ("Engineered Industrial Products"). The Aerospace Segment reorganized during the first quarter of 2000 creating the following new operating groups:
Aerostructures and Aviation Services, Landing Systems, Engine and Safety Systems and Electronic Systems. The segment's maintenance, repair and overhaul businesses are now being reported with their respective original equipment businesses. Prior period amounts have been reclassified to conform with this new group structure. These groups serve commercial, military, regional, business and general aviation markets.

Engineered Industrial Products is a single business group. This group manufactures industrial seals; gaskets; packing products; self-lubricating bearings; diesel, gas and dual fuel engines; air compressors; spray nozzles and vacuum pumps.

Discontinued operations consist of the Company's Performance Materials segment. Discontinued operations serve various markets such as personal-care, pharmaceuticals, printing, textiles, industrial, construction and automotive. Its products are thermoplastic polyurethane, high-heat-resistant plastics, synthetic thickeners and emulsifiers, polymer emulsions, resins and additives, and textile thickeners, binders, emulsions and compounds.

The Company's business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. The Company's products and services are principally sold to customers in North America and Europe.

The principal executive offices of BFGoodrich are located at Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, North Carolina 28217 (telephone (704) 423-7000).

The Company was incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

Acquisitions

Pooling-of-Interests

On July 12, 1999, the Company completed a merger with Coltec Industries Inc. ("Coltec") by exchanging 35.5 million shares of BFGoodrich common stock for all of the common stock of Coltec. Each share of Coltec common stock was exchanged for .56 of one share of BFGoodrich common stock. The merger was accounted for as a pooling of interests, and all prior period financial statements were restated to include the financial information of Coltec as though Coltec had always been a part of BFGoodrich.

Purchases

The following acquisitions were recorded using the purchase method of accounting. Their results of operations have been included in the Company's results since their respective dates of acquisition. Acquisitions made by the Performance Materials Segment are not discussed below.

During 2000, the Company acquired a manufacturer of earth and sun sensors in attitude determination and control subsystems of spacecraft; ejection seat technology; a manufacturer of fuel nozzles; a developer of avionics and displays; the assets of a developer of video camera systems used on space vehicles and tactical aircraft; an equity interest in a joint venture focused on developing and operating a comprehensive open electronic marketplace for aerospace aftermarket products and services; a manufacturer of advanced products and technologies used in space transport and payload applications and a supplier of pyrotechnic devices for space, missile, and aircraft systems. Total consideration aggregated $242.6 million, of which $105.4 million represented goodwill and other intangible assets.

During 1999, the Company acquired a manufacturer of spacecraft attitude determination and control systems and sensor and imaging instruments; the remaining 50 percent interest in a joint venture, located in Singapore, that overhauls and repairs thrust reversers, nacelles and nacelle components; an ejection seat business; and a manufacturer and developer of micro-electromechanical systems, which integrate electrical and mechanical components to form "smart" sensing and control devices. Total consideration aggregated $56.5 million, of which $55.0 million represented goodwill.

The purchase agreements for the manufacturer and developer of micro-electromechanical systems provides for additional consideration to be paid over the next six years based on a percentage of net sales. The additional consideration for the first five years, however, is guaranteed to be not less than $3.5 million. As the $3.5 million of additional consideration is not contingent on future events, it has been included in the purchase price and allocated to the net assets acquired. All additional contingent amounts payable under the purchase agreement will be recorded as additional purchase price when earned and amortized over the remaining useful life of the goodwill.

During 1998, the Company acquired a manufacturer of flexible graphite and polytetrafluoroethylene ("PTFE") products; a business that manufactures, machines and distributes PTFE products; and another business that reprocesses PTFE compounds. The Company also acquired a manufacturer of sealing products; the remaining 20 percent not previously owned of a subsidiary that produces self-lubricating bearings; and a small manufacturer of energetic materials systems during 1998. Total consideration aggregated $143.5 million, of which $105.5 million represented goodwill.

Dispositions

During 2000, the Company sold all of its interest in one business, resulting in a pre-tax gain of $2.0 million, which has been reported in other income (expense), net.

During 1999, the Company sold all or a portion of its interest in three businesses, resulting in a pre-tax gain of $11.8 million, which has been reported in other income (expense), net.

In May 1998, the Company sold the capital stock of its Holley Performance Products subsidiary for $100 million in cash. The pre-tax gain of $58.3 million, net of liabilities retained, has been recorded within other income (expense), net. The proceeds from this divestiture were applied toward reducing debt. In 1997, Holley had gross revenues and operating income of approximately $99.0 million and $8.0 million, respectively.

Financial Information About Industry Segments

For financial information concerning the sales, operating income, total assets, capital expenditures, depreciation and amortization and geographic information by segment, see Note L to the Consolidated Financial Statements within the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

Narrative Description of Businesses

Aerospace

The Company's Aerospace Segment is conducted through four major business groups.

The Aerostructures and Aviation Services Group designs, manufactures and supports systems that surround aircraft engines, such as nacelles, pylons and thrust reversers. In addition, the Aerostructures and Aviation Services Group offers maintenance, repair and overhaul services for aircraft systems, components and entire airframes.

The Electronic Systems Group designs, manufactures and supports avionics systems, air data products and systems, fuel measurement and management systems, engine sensors, ice detectors, MEMS devices and space vehicle control and data acquisition systems.

The Landing Systems Group designs, manufactures and supports landing gear, wheels and steel and carbon brakes for a variety of commercial, military, regional and business aircraft, as well as engineered polymer products and other transportation equipment.

The Engine and Safety Systems Group designs, manufactures and supports aircraft fuel pumps, aircraft engine fuel nozzles and turbine airfoils, emergency aircraft evacuation slides and rafts, aircraft crew and attendant seating, and de-icing systems for airframes.

Engineered Industrial Products

The Company's Engineered Industrial Products Segment is conducted as one business group. The segment is a manufacturer of industrial seals, gaskets, self-lubricating bearings, air compressors and technologically advanced spray nozzles for agricultural home heating and industrial applications. The segment also produces diesel, gas and dual fuel engines used in naval ships, locomotives and electric power plants.

Significant Customers

In 2000, 1999 and 1998, sales to Boeing, solely by the Aerospace Segment, totaled 17 percent, 19 percent and 18 percent, respectively, of consolidated sales. In 2000, 1999 and 1998, sales to Airbus solely by the Aerospace Segment, totaled 11 percent, 11 percent and 9 percent, respectively, of consolidated sales.

Backlog

At December 31, 2000, the Company had a backlog of approximately $3.3 billion, principally related to the Aerospace Segment, of which approximately 48 percent is expected to be filled during 2001. The amount of backlog at December 31, 1999 was approximately $3.9 billion. Backlogs in the Aerospace Segment are subject to delivery delays or program cancellations, which are beyond the Company's control.

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

For additional information concerning environmental matters, see Note T to the Consolidated Financial Statements within the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

Research and Development

The Company conducts research and development under Company funded programs for commercial products and under contracts with others. Total research and development expense amounted to $188.6 million, $194.8 million and $196.1 million in 2000, 1999 and 1998, respectively. Of these amounts, $51.4 million, $43.7 million and $63.1 million, respectively related to amounts funded by customers. For additional information concerning research and development expense, see Note B to the Consolidated Financial Statements within the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

Patents and Licenses

The Company has many patents of its own and has acquired licenses under patents of others. While such patents in the aggregate are important to the Company, neither the primary business of the Company, nor any of its industry segments is dependent on any single patent or group of related patents. The Company uses a number of trademarks important either to its business as a whole or to its industry segments considered separately. The Company believes that these trademarks are adequately protected.

Human Resources

As of December 31, 2000, the Company had 22,136 employees in the United States. An additional 4,186 people were employed by the Company in other countries. Approximately 12,439 employees were hourly paid. The Company believes it has good relationships with its employees.

The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates ranging from January 2001 to June 2004. There were no material work stoppages during 2000.

Foreign Operations

The Company is engaged in business in foreign markets. Manufacturing and service facilities are located in Australia, Belgium, Canada, China, England, France, Germany, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore and Spain. The Company also markets its products and services through sales subsidiaries and distributors in a number of foreign countries. The Company also has technical fee, patent royalty agreements and joint venture agreements with various foreign companies.

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

For additional financial information about U.S. and foreign sales, see Note L to the Consolidated Financial Statements within the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2.    PROPERTIES

The Company operates manufacturing plants and service facilities in 31 states in the U.S. and in Australia, Belgium, Canada, China, England, France, Germany, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore and Spain. In addition, the Company has other facilities throughout the United States and in various foreign countries, which include sales offices, administrative offices and warehouses.

Certain information with respect to the Company's significant facilities that are owned is set forth below:

                                                                    Approximate
                                                                     Number of
    Segment                             Location                     Square Feet
    -------                             --------                    ------------

    Aerospace                   Chula Vista, California               2,720,000
                                Everett, Washington (b)               1,200,000
                                Riverside, California                 1,170,000
                                West Hartford, Connecticut (a)          550,000

    Industrial                  Palmyra, New York                       685,000
                                Beloit, Wisconsin                       855,000
                                Longview, Texas                         210,000
                                Quincy, Illinois                        325,000

    Performance Materials       Avon Lake, Ohio                         250,000
                                Cincinnati, Ohio (b)                    495,000
                                Charlotte, North Carolina               270,000
                                Akron, Ohio                             235,000

(a) The Aerospace Segment utilizes approximately 300,000 square feet, with the balance leased to third parties.
(b)  Although the building is owned, the land at this facility is leased.

In addition to the owned facilities, certain manufacturing activities are conducted within leased premises, the largest of which is in the Industrial Segment, located in Germany, and covers approximately 235,000 square feet. Some of these leases provide for options to purchase or to renew such leases.

In the spring of 2000, the Company moved its headquarters operations to a new office building in Charlotte, North Carolina. The Company leased approximately 110,000 square feet for an initial term of ten years, with two, five-year options to 2020. The new offices provide space for the Corporate headquarters and also for the headquarters of the Aerospace and Engineered Industrial Products Segments.

In the opinion of management, the Company's principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item I, "Business-Environmental Matters" for a description of proceedings under applicable environmental laws regarding certain of the Company's properties.

In addition, the Company and its subsidiaries are lessees under a number of cancelable and non-cancelable leases for certain real properties, used primarily for administrative, retail, maintenance, repair and overhaul of aircraft, aircraft wheels and brakes and evacuation systems and warehouse operations, and for certain equipment (see Note I to the Consolidated Financial Statements within the 2000 Annual Report to Shareholders, which is incorporated herein by reference).

ITEM 3.  LEGAL PROCEEDINGS

General

There are pending or threatened against BFGoodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. BFGoodrich believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company's consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters.

Environmental

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then applicable regulations, the Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA"), or similar state agencies, in connection with several sites.

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

At December 31, 2000 and 1999, the Company had recorded in Accrued Expenses and in Other Non-Current Liabilities a total of $119.9 million and $128.5 million, respectively, to cover future environmental expenditures. These amounts are recorded on an undiscounted basis.

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

Asbestos

Garlock Inc. and The Anchor Packing Company

As of December 31, 2000 and 1999, these two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers.

Settlements are generally made on a group basis with payments made to individual claimants over a period of one to four years. The Company recorded charges to operations amounting to approximately $8.0 million in each of 2000, 1999 and 1998 related to payments not covered by insurance.

In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock and Anchor have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. These actions are classified as actions in advanced stages and are included in the table as such below. Garlock and Anchor are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that these categories of claims will not involve any material liability and are not included in the table below.

With respect to outstanding actions against Garlock and Anchor, which are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty what, if any, potential liability or costs may be incurred by the Company. However, the Company believes that Garlock and Anchor are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in the asbestos-containing products sold by Garlock and Anchor were encapsulated. Subsidiaries of the Company discontinued distributing encapsulated asbestos-bearing products in the United States during 2000.

Anchor is an inactive and insolvent subsidiary of the Company. The insurance coverage available to it is fully committed. Anchor continues to pay settlement amounts covered by its insurance and is not committing to settle any further actions. Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, legislative efforts and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers to cover the majority of its exposure, the Company believes that pending and reasonably anticipated future actions against Garlock and Anchor are not likely to have a material adverse effect on the Company's financial condition, but could be material to the Company's results of operations in a given period.

Although the insurance coverage which Garlock has available to it is substantial (slightly in excess of $1.0 billion as of December 31, 2000), it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, some of which allege initial exposure after July 1, 1984. However, these cases are not significant and the Company regularly rejects them for settlement.

The Company has recorded an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, the Company has recorded a receivable for that portion of payments previously made for Garlock and Anchor asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. A table is provided below depicting quantitatively the items discussed above.

                                                     2000         1999        1998
                                                     ----         ----        ----

(NUMBER OF CASES)

    New Actions Filed During the Year                36,200       30,200      34,400
    Actions in Advanced Stages at Year-End            5,800        8,300       4,700
    Open Actions at Year-End                         96,300       96,000     101,400

(IN MILLIONS)

    Estimated Liability for Settled Actions and
       Actions in Advanced Stages of Processing      $231.3       $163.1      $112.5
    Estimated Amounts Recoverable From Insurance     $285.7       $183.6      $128.0

    Payments                                         $119.7      $  84.5     $  53.7
    Insurance Recoveries                               83.3         65.2        54.7
                                                    -------      -------     -------
        Net Cash Flow                              $  (36.4)    $  (19.3)     $  1.0
                                                   =========    =========     ======


The Company paid $36.4 million and $19.3 million for the defense and disposition of Garlock and Anchor asbestos-related claims, net of amounts received from insurance carriers, during 2000 and 1999, respectively. The amount of spending in 2000 was consistent with the Company's expectation that spending throughout 2000 would be higher than in 1999.

The Company believes the increased number of new actions in 2000 represents the acceleration of claims from future periods rather than an increase in the total number of asbestos-related claims expected. This acceleration can be mostly attributed to bankruptcies of other asbestos defendants and proposed legislation currently being discussed in Congress.

The acceleration of the claims also may have the impact of accelerating the associated settlement payments. Arrangements with Garlock's insurance carriers, however, potentially limit the amount that can be received in any one year. Thus, to ensure as close a matching as possible between payments made on behalf of Garlock and recoveries received from insurance, various options are currently being pursued. These options include negotiations with plaintiffs' counsel regarding the possibility of deferring payments as well as with its insurance carriers regarding accelerating payments to the Company.

Other

The Company and certain of its subsidiaries (excluding Garlock and Anchor) have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. These actions relate to previously owned businesses. The number of claims to date has not been significant and the Company has substantial insurance coverage available to it. Based on the above, the Company believes that these pending and reasonably anticipated future actions are not likely to have a materially adverse effect on the Company's financial condition or results of operations.

The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that these categories of claims are not likely to have a materially adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of common shareholders of record at December 31, 2000, was 11,519. The discussions of the limitations and restrictions on the payment of dividends on common stock are included in Notes H and Q to the Consolidated Financial Statements within the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

Common Stock Prices and Dividends The Company's common stock (symbol GR) is listed on the New York Stock Exchange. The table below lists dividends per share and quarterly price ranges for the Company's common stock based on New York Stock Exchange prices.

                      2000                                              1999
                      ----                                              ----
QUARTER        HIGH          LOW      DIVIDEND     QUARTER       HIGH         LOW        DIVIDEND
-------        ----          ---      --------     -------       ----         ---        --------

First         29 9/16       21 9/16     $ .275     First        36 9/16      31 3/8       $ .275
Second        37 13/16      27 3/4        .275     Second       45           32 7/16        .275
Third         43 1/8        31 3/16       .275     Third        45 11/16     26 1/2         .275
Fourth        42 3/4        32 1/2        .275     Fourth       28 15/16     21             .275

ITEM 6.      SELECTED FINANCIAL DATA

The tabular information appearing under "Selected Financial Data" on page 49 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under "Management's Discussion and Analysis" on pages 1 through 16 of the 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under "Financial Instruments Sensitivity Analysis" on page 17 of the 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes thereto, together with the report thereon by Ernst & Young LLP dated February 7, 2001, appearing on pages 19 through 48 of the 2000 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information concerning the Company's Directors appearing under the caption "Election of Directors" and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement dated March 5, 2001 is incorporated herein by reference. Biographical information concerning the Company's Executive Officers is as follows:

David L. Burner, Age 61, Chairman, President and Chief Executive Officer

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

Marshall O. Larsen, Age 52, Executive Vice President and President and Chief Operating Officer, BFGoodrich Aerospace

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

David B. Price, Jr., Age 55, Executive Vice President and President and Chief Operating Officer, BFGoodrich Performance Materials

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

Ernest F. Schaub, Age 57, Executive Vice President and President and Chief Operating Officer, BFGoodrich Engineered Industrial Products

Mr. Schaub joined the Company in November 1971 as a Key Industrial Engineer. He served in various management positions until 1987 when he was named Group Vice President, Braking Systems of BFGoodrich Aerospace. In January 1995 Mr. Schaub was named Group President, Landing Systems of BFGoodrich Aerospace. In September 1999 he was elected Executive Vice President of the Company and President and Chief Operating Officer of BFGoodrich Engineered Industrial Products. Mr. Schaub received a B.S. in industrial engineering from the University of New Haven and an M.B.A. from Case Western Reserve University.

Stephen R. Huggins, Age 57, Senior Vice President, Strategic Resources and Information Technology

Mr. Huggins joined the Company in 1988 as Group Vice President, Specialty Products. He later served as Group Vice President, Engine and Fuel Measure Systems from 1991 to 1995 and as Vice President - Business Development, Aerospace from 1995 to 1999. In February 1999, he was elected Vice President, Strategic Planning and Chief Knowledge Officer. In February 2000, Mr. Huggins was elected Senior Vice President, Strategic Resources and Information Technology. Mr. Huggins received a B.S. in aerospace engineering from Virginia Polytechnic Institute.

Jerry S. Lee, Age 59, Senior Vice President, Technology and Innovation

Mr. Lee joined the Company in 1979 as Manager of Engineering Science, Engineered Products Group. He later served as Director of R&D, BFGoodrich Aerospace from 1983 to 1988, Vice President - Technology from 1989 - 1998 and Vice President - Technology and Innovation from 1998 to June 2000. In June 2000, Mr. Lee was elected Senior Vice President - Technology and Innovation. Mr. Lee received a B.S. in mechanical engineering and Ph.D. in mechanical engineering from North Carolina State University.

Terrence G. Linnert, Age 54, Senior Vice President, Human Resources and Administration, General Counsel and Secretary

Mr. Linnert joined BFGoodrich in November 1997. Prior to joining BFGoodrich, Mr. Linnert was Senior Vice President of Corporate Administration, Chief Financial Officer and General Counsel at Centerior Energy Corporation. At BFGoodrich, Mr. Linnert has responsibilities for the Company's human resources, administration, legal, internal auditing, environmental, corporate communications and government relations organizations. Mr. Linnert joined The Cleveland Electric Illuminating Company in 1968, holding various engineering, procurement and legal positions until 1986, when CEI and The Toledo Edison Company became affiliated as wholly owned subsidiaries of Centerior Energy Corporation. Subsequently, Mr. Linnert had a variety of legal responsibilities until he was named director of legal services in 1990. In 1992, he was appointed a vice president, with responsibilities for legal, governmental and regulatory affairs. Prior to joining the Company, his responsibilities at Centerior included managing the legal, finance, human resources, regulatory and governmental affairs, internal auditing and corporate secretary functions. Mr. Linnert received a B.S. in electrical engineering from the University of Notre Dame and a juris doctor degree from the Cleveland-Marshall School of Law at Cleveland State University.

Ulrich Schmidt, Age 51, Senior Vice President and Chief Financial Officer

Mr. Schmidt joined the Company in 1994 as Vice President of Finance for BFGoodrich Aerospace and served in that capacity until 1999, when he was named President of Finance and Business Development for BFGoodrich Aerospace. In October 2000, Mr. Schmidt was elected Senior Vice President and Chief Financial Officer of the Company. Mr. Schmidt received a B.A. in business administration and an M.B.A. in finance from Michigan State University.

Robert D. Koney, Jr., Age 44, Vice President and Controller

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

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning executive compensation appearing under the captions "Executive Compensation" and "Governance of the Company - Compensation of Directors" in the Company's proxy statement dated March 5, 2001 is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership data appearing under the captions "Holdings of Company Equity Securities by Directors and Executive Officers" and "Beneficial Ownership of Securities" in the Company's proxy statement dated March 5, 2001 is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the captions "Executive Compensation -- Indebtedness" and "Executive Compensation-Executive Stock Purchase Program" in the Company's proxy statement dated March 5, 2001 is incorporated herein by reference.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)  Documents filed as part of this report:

                  (1) The 2000 Annual Report to Shareholders. The following financial information is incorporated herein by reference:

                      (PAGE REFERENCES TO 2000 ANNUAL REPORT)

                                                                              PAGE
                                                                              ----

                   Management's Discussion and Analysis                         1

                   Management's Responsibility for Financial Statements        18

                   Report of Independent Auditors                              19

                   Consolidated Statement of Income for the years ended
                     December 31, 2000, 1999 and 1998                          20

                   Consolidated Balance Sheet at December 31, 2000 and 1999    21

                   Consolidated Statement of Cash Flows for the years ended
                     December 31, 2000, 1999 and 1998                          22

                   Consolidated Statement of Shareholders' Equity for the
                     years ended December 31, 2000, 1999 and 1998              23

                   Notes to Consolidated Financial Statements                  24

                   Quarterly Financial Data (Unaudited)                        48

                   Selected Financial Data                                     49

                  (2) Consolidated Financial Statement Schedules:

                           Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

                  (3) Listing of Exhibits: A listing of exhibits is on pages 17 to 19 of this Form 10-K.


             (b)  Reports on Form 8-K filed in the fourth quarter of 2000:

                  Current Report on Form 8-K filed October 26, 2000 (relating to the announcement of the Company's earnings for the three-month and nine-month periods ended September 30, 2000).

                  Current Report on Form 8-K filed November 7, 2000 (relating to the furnishing of information pursuant to Regulation FD)

                  Current Report on Form 8-K filed November 29, 2000 (relating to the announcement that the Company had entered into a definitive agreement to sell its Performance Materials segment)

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 19, 2001.




                                                THE BFGOODRICH COMPANY
                                                     (Registrant)

                                                By /s/  David L. Burner
                                                   -----------------------------
                                                (David L. Burner, Chairman and
                                                Chief Executive Officer)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 19, 2001 BY THE FOLLOWING PERSONS (INCLUDING A MAJORITY OF THE BOARD OF DIRECTORS) ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

  /s/ DAVID L. BURNER                            /s/ROBERT D. KONEY, JR.
  -----------------------------------------      -------------------------------
  (David L. Burner)                              (Robert D. Koney, Jr.)
  Chairman and Chief Executive Officer           Vice President and Controller
  And Director (Principal Executive Officer)     (Principal Accounting Officer)

  /s/ ULRICH R. SCHMIDT                          /s/ DOUGLAS E. OLESEN
  -----------------------------------------      -------------------------------
  (Ulrich R. Schmidt)                            (Douglas E. Olesen)
  Senior Vice President and Chief Financial      Director
  Officer (Principal Financial Officer)

  /s/ DIANE C. CREEL                             /s/ RICHARD DE J. OSBORNE
  -----------------------------------------      -------------------------------
  (Diane C. Creel)                               (Richard De J. Osborne)
  Director                                       Director

  /s/ GEORGE A. DAVIDSON, JR.                    /s/ ALFRED M. RANKIN, JR.
  -----------------------------------------      -------------------------------
  (George A. Davidson, Jr.)                      (Alfred M. Rankin, Jr.)
  Director                                       Director

  /s/ JAMES J. GLASSER                           /s/ JAMES R. WILSON
  -----------------------------------------      -------------------------------
  (James J. Glasser)                             (James R. Wilson)
  Director                                       Director

  /s/ WILLIAM R. HOLLAND                         /s/ A. THOMAS YOUNG
  -----------------------------------------      -------------------------------
  (William R. Holland)                           (A. Thomas Young)
  Director                                       Director

                                INDEX TO EXHIBITS


Exhibit
Number            Description
-------           -----------

    2(A) Agreement for Sale and Purchase of Assets Between The B.F.Goodrich Company and PMD Group Inc., dated as of November 28, 2000.*

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

    10(E) Form of Management Continuity Agreement entered into by The B.F.Goodrich Company and certain of its employees, filed as
                Exhibit 10(E) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

    10(F) Senior Executive Management Incentive Plan, filed as Appendix B to the Company's 2000 Proxy Statement dated March 3, 2000, is incorporated herein by reference.

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

    10(L) 1999 - 2001 Long-Term Incentive Plan Summary Plan Description and form of award, filed as Exhibit 10(L) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

    10(M) Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

    10(N) 2000 - 2001 and 2000 - 2002 Long-Term Incentive Plan Summary Plan Description, filed as Exhibit 10(MM) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

    10(O) Form of Award Agreement for 2000 - 2001 Long-Term Incentive Plan, filed as Exhibit 10(NN) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

    10(P) Form of Award Agreement for 2000 - 2002 Long-Term Incentive Plan, filed as Exhibit 10(OO) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

    10(Q) Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.

    10(R)       Outside Directors' Phantom Share Plan. *

    10(S) Directors Deferred Compensation Plan, filed as Exhibit 10(N) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

    10(T) Rohr, Inc. Supplemental Retirement Plan (Restated 1997), filed as an exhibit to Rohr, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 1997, is incorporated herein by reference.

    10(U) Rohr, Inc. 1991 Stock Compensation for Non-Employee Directors, filed as an exhibit to Rohr, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1992, is incorporated herein by reference.

    10(V)       Rohr Industries, Inc., Management Incentive Plan (Restated
                1982), as amended through the Fifteenth Amendment, filed as an exhibit to Rohr, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1994, is incorporated herein by reference.

    10(W) Sixteenth Amendment to Rohr, Inc. Management Incentive Plan (Restated 1982), dated June 7, 1996, filed as an exhibit to Rohr, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1996, is incorporated herein by reference.

    10(X) Seventeenth Amendment to Rohr Industries, Inc. Management Incentive Plan (Restated 1982), dated September 13, 1996, filed as an exhibit to Rohr, Inc.'s Annual Report on Form 10-K for the fiscal year ended July 31, 1996, is incorporated herein by reference.

    10(Y) Rohr, Inc. 1989 Stock Option Plan, filed as Exhibit 10.18 to the Rohr Industries, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 1990, is incorporated herein by reference.

    10(Z) Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 4.1 to Rohr, Inc.'s Registration Statement on Form S-8 (File No. 33-65447) filed on December 28, 1995, is incorporated herein by reference.

    10(AA) Consulting Agreement with Robert H. Rau, filed as Exhibit 10(Y) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

    10(BB) Benefits Equalization Plan of Coltec Industries Inc effective January 1, 1976 and Amended and Restated as of January 1, 1989, filed as Exhibit 10.3 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

    10(CC) 1992 Stock Option and Incentive Plan of Coltec Industries Inc, filed as Exhibit 10.24 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

    10(DD) Amendment No. 1 to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.15 to Coltec Industries Inc's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

    10(EE) Second Amendment to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.3 to Coltec Industries Inc's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, is incorporated herein by reference.

    10(FF) Amendment No. 3 to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit A to Coltec Industries Inc's definitive proxy statement filed March 26, 1997, is incorporated herein by reference.

    10(GG) Stock Option Plan, filed as Appendix B to the Company's definitive proxy statement filed March 4, 1999, is incorporated herein by reference.

    13 Annual Report to Shareholders. The Company's 2000 Annual Report to Shareholders (only those portions incorporated by reference in the Form 10-K).*

    21          Subsidiaries. *

    23(a)       Consent of Independent Auditors - Ernst & Young LLP. *

    23(b)       Consent of Independent Auditors - Arthur Andersen LLP. *

    99          Independent Auditors Report - Arthur Andersen LLP. *

    ----------------------------

    * Filed herewith.

    The Company will supply copies of the foregoing exhibits to any shareholder upon receipt of a written request addressed to the Assistant Secretary of The B.F.Goodrich Company, 2730 West Tyvola Road, Charlotte, NC 28217, and the payment of $.50 per page to help defray the costs of handling, copying and postage.