Form 10-Q
period 2001-03-31
GOODRICH B F CO
filed 2001-05-11
CIK 42542

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended              March 31, 2001
                               ---------------------------

Commission file number              1-892
                           --------------


                            THE B.F.GOODRICH COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                NEW YORK                                   34-0252680
                --------                                   ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, N.C.           28217
------------------------------------------------------------           -----
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

                  Yes     [X]            No   [  ]

As of March 31, 2001, there were 103,344,210 shares of common stock outstanding. There is only one class of common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                            THE B.F. GOODRICH COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (Dollars in millions, except per share amounts)


                                                      Three Months Ended
                                                           March 31,
                                                -----------------------------
                                                   2001               2000
                                                ----------         ----------
Sales                                           $  1,177.3         $  1,070.6
Operating Costs and Expenses:
  Cost of sales                                      832.9              766.1
  Selling and administrative expenses                181.1              150.9
  Merger-related and consolidation costs               5.8                5.4
                                                ----------         ----------
                                                   1,019.8              922.4
                                                ----------         ----------
Operating income                                     157.5              148.2
Interest expense                                     (31.1)             (24.7)
Interest income                                        3.8                1.1
Other income (expense) - net                          (0.6)              (4.5)
                                                ----------         ----------
Income before
  income taxes and Trust distributions               129.6              120.1
Income tax expense                                   (44.1)             (42.5)
Distributions on Trust preferred
  securities                                          (4.6)              (4.6)
                                                ----------         ----------
Income from Continuing Operations                     80.9               73.0
Income from Discontinued Operations                   91.4               13.1
                                                ----------         ----------
Net Income                                      $    172.3         $     86.1
                                                ==========         ==========

Basic Earnings per Share:
  Continuing operations                         $     0.79         $     0.67
  Discontinued operations                             0.89               0.12
                                                ----------         ----------
  Net Income                                    $     1.68         $     0.79
                                                ==========         ==========

Diluted Earnings per Share:
  Continuing operations                         $     0.77         $     0.66
  Discontinued operations                             0.85               0.12
                                                ----------         ----------
  Net Income                                    $     1.62         $     0.78
                                                ==========         ==========

Dividends declared per common share             $    0.275         $    0.275
                                                ==========         ==========


See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (Dollars in millions)


                                                                      March 31,      December 31,
                                                                        2001             2000
                                                                      --------         --------
ASSETS
Current Assets
   Cash and cash equivalents                                          $  357.7         $   77.5
   Accounts and notes receivable, less allowances
         for doubtful receivables (March 31, 2001:
         $30.2; December 31, 2000: $27.9)                                852.6            771.4
   Inventories                                                           926.8            865.3
   Deferred income taxes                                                 163.6             98.2
   Prepaid expenses and other assets                                      29.0             79.0
   Net assets of discontinued operations                                    --          1,049.7
                                                                      --------         --------
         Total Current Assets                                          2,329.7          2,941.1
                                                                      --------         --------

Property, plant and equipment                                          1,039.2          1,022.0
Prepaid pension                                                          247.8            246.9
Goodwill                                                                 765.9            761.6
Identifiable intangible assets                                           102.6            109.1
Payment-in-kind notes receivable                                         152.5               --
Other Assets                                                             640.5            636.8
                                                                      --------         --------
                                                                      $5,278.2         $5,717.5
                                                                      ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term bank debt                                               $    1.0         $  756.3
   Accounts payable                                                      370.4            403.7
   Accrued expenses                                                      655.2            746.3
   Income taxes payable                                                  283.2             59.3
   Current maturities of long-term debt
      and capital lease obligations                                      180.9            181.7
                                                                      --------         --------
         Total Current Liabilities                                     1,490.7          2,147.3
                                                                      --------         --------

Long-term debt and capital lease obligations                           1,315.7          1,316.2
Pension obligations                                                       61.5             61.4
Postretirement benefits other than pensions                              330.5            336.9
Deferred income taxes                                                      7.6              2.3
Other non-current liabilities                                            400.8            353.0
Commitments and contingent liabilities                                      --               --
Mandatorily redeemable preferred securities of trust                     274.4            273.8

Shareholders' Equity
   Common stock - $5 par value
      Authorized 200,000,000 shares; issued 114,313,768 shares
      at March 31, 2001, and 113,295,049 shares at
      December 31, 2000 (excluding 14,000,000 shares
      held by a wholly owned subsidiary at each date)                    571.5            566.5
   Additional capital                                                    949.0            922.8
   Income retained in the business                                       302.1            158.1
   Accumulated other comprehensive income                                (64.2)           (59.6)
   Unearned portion of restricted stock awards                            (1.2)            (1.2)
   Common stock held in treasury, at cost (10,969,558 shares
      at March 31, 2001, and 10,964,761 shares
      at December 31, 2000)                                             (360.2)          (360.0)
                                                                      --------         --------
         Total Shareholders' Equity                                    1,397.0          1,226.6
                                                                      --------         --------
                                                                      $5,278.2         $5,717.5
                                                                      ========         ========

See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                           Three Months Ended
                                                                                March 31,
                                                                      -------------------------
                                                                        2001             2000
                                                                      --------         --------
OPERATING ACTIVITIES
    Net Income                                                        $  172.3         $   86.1
    Net (Income) loss from discontinued operations                         2.1            (13.1)
    Gain on sale of discontinued business                                (93.5)              --
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Merger related and consolidation:
             Expenses                                                      5.8              5.4
             Payments                                                     (8.1)           (21.5)
       Depreciation and amortization                                      49.9             44.5
       Deferred income taxes                                               2.5              9.5
       Net gains on sales of businesses                                   (7.2)            (1.1)
       Payment-in-kind interest income                                    (1.8)              --
       Payments for asbestos-related claims, net of recoveries           (17.8)           (15.7)
       Change in assets and liabilities, net of effects
           of acquisitions and dispositions of
           businesses:
             Receivables                                                 (86.6)           (41.7)
             Sale of receivables                                           3.5               --
             Inventories                                                 (65.7)           (15.4)
             Other current assets                                         (0.7)            (7.5)
             Accounts payable                                            (35.1)           (26.2)
             Accrued expenses                                            (12.4)            15.3
             Income taxes payable                                         34.5             40.3
             Tax benefit on non-qualified options                         (4.4)              --
             Other non-current assets and liabilities                     (6.1)           (72.0)
                                                                      --------         --------
    Net cash provided (used) by operating activities of
           continuing operations                                         (68.8)           (13.1)
                                                                      --------         --------

INVESTING ACTIVITIES
    Purchases of property                                                (44.3)           (32.6)
    Proceeds from sale of property                                         0.4             12.2
    Proceeds from sale of businesses                                      15.6              1.4
    Payments made in connection with acquisitions,
     net of cash acquired                                                (16.4)           (22.7)
                                                                      --------         --------
    Net cash used by investing activities of continuing                  (44.7)           (41.7)
                                                                      --------         --------
operations

FINANCING ACTIVITIES
    Increase (decrease) in short-term debt                              (723.6)           181.5
    Repayment of long-term debt and capital lease obligations             (3.6)            (1.0)
    Proceeds from issuance of capital stock                               26.5              0.2
    Purchases of treasury stock                                             --            (73.7)
    Dividends                                                            (28.1)           (30.3)
    Distributions on Trust preferred securities                           (4.6)            (4.6)
                                                                      --------         --------
    Net cash provided (used) by financing activities of
           continuing operations                                        (733.4)            72.1
                                                                      --------         --------

DISCONTINUED OPERATIONS
    Net cash provided (used) by discontinued operations                   (2.1)            (7.0)
    Proceeds from sale of discontinued operations                      1,128.8               --
                                                                      --------         --------
    Net cash provided (used) by discontinued operations                1,126.7             (7.0)
                                                                      --------         --------

Effect of Exchange Rate Changes on Cash and Cash                           0.4              0.1
                                                                      --------         --------
Equivalents
Net Increase in Cash and Cash Equivalents                                280.2             10.4
Cash and Cash Equivalents at Beginning of Period                          77.5             66.4
                                                                      --------         --------
Cash and Cash Equivalents at End of Period                            $  357.7         $   76.8
                                                                      ========         ========

Supplemental Cash Flow Information:
    Income taxes paid                                                 $    5.4         $   12.4
                                                                      ========         ========
    Interest paid, net of amounts capitalized                         $   29.2         $   20.9
                                                                      ========         ========

See notes to condensed consolidated financial statements.

                            THE B.F.GOODRICH COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of The B.F.Goodrich Company ("BFGoodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B: DISCONTINUED OPERATIONS - On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the buyer (see additional discussion regarding the debt securities received in Note E below). The transaction resulted in an after-tax gain of $93.5 million, or $0.87 per diluted share, and is subject to certain post closing adjustments (e.g. working capital adjustments). The disposition of the Performance Materials segment represents the disposal of a segment under APB Opinion No. 30 ("APB 30"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials have been segregated in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

Included below is summarized financial information for Performance Materials:

                                                    Two Months    Three Months
                                                       Ended          Ended
                                                   February 28,     March 31,
(Dollars in millions)                                   2001           2000
                                                   ------------   ------------

Sales                                                 $187.0         $307.6
Operating income                                      $  8.3         $ 34.4
Interest expense, including allocated interest        $  9.6         $ 11.7
Income tax (benefit) expense                          $ (1.5)        $  9.6
Net income (loss) from operations                     $ (2.1)        $ 13.1
Gain on sale (net of income tax expense of
  $54.9 million in 2001)                              $ 93.5         $   --
Income from discontinued operations                   $ 91.4         $ 13.1

Pursuant to the terms of the transaction, the Company has retained certain assets and liabilities (primarily pension, postretirement and environmental liabilities) of the Performance Materials segment. Certain of the retained assets, primarily land located at the segment's Brecksville facility and the segment's Electronic Materials business, are for sale and have been recorded at their estimated net realizable value within the March 31, 2001 balance sheet. The Company has also agreed to indemnify the buyer for liabilities arising from certain events as defined in the agreement. Such indemnification is not expected to be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

NOTE C: ACQUISITIONS - In the first three months of 2001, the Company acquired a supplier of compressed air auditing services and systems products, as well as the assets of a designer and manufacturer of inertial sensors used for guidance and control of unmanned vehicles and precision-guided systems. Total consideration aggregated $16.4 million, of which $11.0 million represented goodwill and other intangible assets. The purchase price allocation for these acquisitions has been based on preliminary estimates.

NOTE D: INVENTORIES - Inventories included in the accompanying condensed consolidated balance sheet consist of:


(Dollars in millions)                                           March 31,      December 31,
                                                                  2001             2000
                                                                --------         --------
FIFO or average cost (which approximates current costs):
  Finished products                                             $  181.7         $  202.5
  In process                                                       667.0            615.5
  Raw materials and supplies                                       204.5            175.4
                                                                --------         --------
                                                                 1,053.2            993.4
Less:
  Reserve to reduce certain
      inventories to LIFO                                          (52.3)           (52.0)
  Progress payments and advances                                   (74.1)           (76.1)
                                                                --------         --------

Total                                                           $  926.8         $  865.3
                                                                ========         ========

In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $71.8 million related to design and development costs on the 717-200 program at March 31, 2001. In addition, the Company has excess-over-average inventory of $56.7 million related to costs associated with the production of the flight test inventory and the first production units on this program. Recovery of these costs will depend on the ultimate number of aircraft delivered and successfully achieving the Company's cost projections in future years.

NOTE E:  PAYMENT-IN-KIND NOTES RECEIVABLE

The proceeds from the sale of the Company's Performance Materials segment included $172 million in debt securities issued by the buyer in the form of unsecured notes with interest payable in cash or payment-in-kind, at the option of the issuer. Payment-in-kind refers to the issuer's ability to issue additional debt securities with identical terms and maturities as the original debt securities as opposed to making interest payments in cash. The notes have a term of 10.5 years, and bear interest at a rate of 13 percent, which increases to 15 percent if cash interest payments do not commence after the fifth year.

The Company has recorded a discount of $21.2 million based on a 14 percent discount rate. The notes have a prepayment clause that allows the issuer to reduce the principal amount by $75 million in the second year by making a $60 million cash payment. In determining the discount on the notes, the Company has assumed that the prepayment will be made and that cash interest payments on the notes will commence after the fifth year.

Interest income on the notes is recognized using the effective interest method and is recorded in Interest Income in the Consolidated Statement of Income. The notes are classified as held-to-maturity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The Company does not currently believe a valuation allowance is necessary. The Company will record a valuation allowance if events or changes in circumstances indicate that the carrying amount of the notes may not be recoverable. The fair market value of the notes at March 31, 2001 approximated $144.1 million.

NOTE F: BUSINESS SEGMENT INFORMATION - The Company's operations are classified into two reportable business segments: BFGoodrich Aerospace ("Aerospace") and BFGoodrich Engineered Industrial Products ("Engineered Industrial Products"). The Company's reportable business segments are managed separately based on fundamental differences in their operations.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Merger-related and consolidation costs are discussed in Note I of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for the consolidated Company. There are no significant intersegment sales.

                                             Three Months Ended
                                                  March 31,
                                         -------------------------
                                           2001             2000
                                         --------         --------
Sales
   Aerospace                             $1,001.1         $  893.0
   Engineered Industrial Products           176.2            177.6
                                         --------         --------
     Total Sales                         $1,177.3         $1,070.6
                                         ========         ========

Segment Operating Income
   Aerospace                             $  154.7         $  138.7
   Engineered Industrial Products            25.9             33.6
                                         --------         --------
                                            180.6            172.3
Corporate General and
     Administrative Expenses                (17.3)           (18.7)
Merger-related and
     Consolidation Costs                     (5.8)            (5.4)
                                         --------         --------
     Total Operating Income              $  157.5         $  148.2
                                         ========         ========

                                         March 31,      December 31,
                                           2001             2000
                                         --------         --------
Assets
   Aerospace                             $3,625.0         $3,499.9
   Engineered Industrial Products           389.0            380.5
   Net assets of discontinued                  --          1,049.7
operations
   Corporate                              1,264.2            787.4
                                         --------         --------
     Total Assets                        $5,278.2         $5,717.5
                                         ========         ========

NOTE G: EARNINGS PER SHARE - The computation of basic and diluted earnings per share from continuing operations is as follows:


(In millions, except per share amounts)                 Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        2001           2000
                                                      -------        -------
Numerator:
Numerator for basic earnings per share
   - income from continuing operations                $  80.9        $  73.0
Effect of dilutive securities:
   Convertible preferred securities                       1.6            1.6
                                                      -------        -------
Numerator for diluted earnings per
      share-income from continuing operations
      available to common shareholders after
      assumed conversions                             $  82.5        $  74.6
                                                      =======        =======
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                   102.9          109.5
                                                      -------        -------
   Effect of dilutive securities:
      Stock options, performance shares and
         restricted shares                                1.4            0.5
      Convertible preferred securities                    2.9            2.9
                                                      -------        -------
   Dilutive potential common shares                       4.3            3.4
                                                      -------        -------
   Denominator for diluted earnings per
      share - adjusted weighted-average shares
      and assumed conversions                           107.2          112.9
                                                      =======        =======
Per share income from continuing operations:
   Basic                                              $  0.79        $  0.67
                                                      =======        =======
   Diluted                                            $  0.77        $  0.66
                                                      =======        =======

NOTE H:  COMPREHENSIVE INCOME

Total comprehensive income consists of the following:


(Dollars in millions)                          Three Months Ended
                                                   March 31,
                                             ---------------------
                                              2001           2000
                                             ------         ------
Net Income                                   $172.3         $ 86.1
Other Comprehensive Income -
   Unrealized translation adjustments
         during period                         (4.6)           2.1
                                             ------         ------
Total Comprehensive Income                   $167.7         $ 88.2
                                             ======         ======

Accumulated other comprehensive income consists of the following (dollars in millions):

                                                    March 31,   December 31,
                                                      2001          2000
                                                     ------        ------
Cumulative unrealized translation adjustments        $(58.5)       $(53.9)
Minimum pension liability adjustment                   (5.7)         (5.7)
                                                     ------        ------
                                                     $(64.2)       $(59.6)
                                                     ======        ======

NOTE I:  MERGER-RELATED AND CONSOLIDATION COSTS

Through March 31, 2001, the Company recorded charges totaling $5.8 million ($3.8 million after-tax). The charges were recorded across the Company's segments as follows:

(Dollars in millions)        Three Months
                                Ended
                              March 31,
                                2001
                             ------------
Aerospace                       $5.4
Corporate                        0.4
                                ----
                                $5.8
                                ----

Merger-related and consolidation reserves at December 31, 2000 and March 31, 2001, as well as activity during the three months ended March 31, 2001, consisted of:

                                           (Dollars in millions)
                           ---------------------------------------------------
                              Balance                                 Balance
                           December 31,                              March 31,
                               2000       Provision     Activity       2001
                           ------------   ---------     --------     ---------
Personnel-related costs        $14.2        $ 1.4        $  0.8         $16.4
Transaction costs                1.9           --          (1.9)           --
Consolidation                   43.5          4.4         (42.8)          5.1
                               -----        -----        ------         -----
                               $59.6        $ 5.8        $(43.9)        $21.5
                               =====        =====        ======         =====

During the three months ended March 31, 2001, the Company recorded merger-related and consolidation costs of $5.8 million consisting of $1.4 million in personnel-related costs and $4.4 million in consolidation costs. The $1.4 million in personnel-related costs includes $0.7 million in employee relocation costs and $0.7 million for work force reductions in the Company's Aerospace Segment (approximately 20 positions). Consolidation costs of $4.4 million were for facility consolidation and closure costs in the Company's Aerospace Segment. The $43.9 million in activity during the quarter includes reserve reductions of $50.3 million consisting of $8.1 million in cash payments, $0.8 million reclassified to pension and postretirement benefit liabilities, and $41.4 million for restructuring costs associated with the sale of Performance Materials (of which $35 million represented non-cash asset write-offs) that will be administered by the buyer. Also included within the activity column is a $5.7 million increase in reserves for severance costs associated with an acquisition and $0.7 million in reserves transferred from Performance Materials for severance costs that will be administered by the Company.

NOTE J:  ACCOUNTING CHANGE

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

In accordance with the transition provisions of SFAS No. 133, the Company recorded the previously unrecognized fair market value of an interest rate swap designated as a fair value hedge and the associated adjustment to the carrying amount of the debt instrument designated as the hedged item as cumulative-effect adjustments to net income. As this pre-existing hedging relationship would have met the requirements for the shortcut method at inception, the Company chose to calculate the transition adjustment upon initial adoption as though the shortcut method had been applied since the inception of the hedging relationship. The effect of the adjustment to the carrying value of the debt was offset entirely by the impact of recording the fair value of the interest rate swap. Accordingly, the net cumulative-effect adjustment to net income was zero.

Fair Value Hedging Strategy

The Company has entered into an interest rate swap agreement for interest rate exposure management purposes. The interest rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company's fixed-rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

NOTE K:  CONTINGENCIES

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

At March 31, 2001, the Company has recorded in Accrued Expenses and in Other Non-Current Liabilities a total of $118.3 million to cover future environmental expenditures. This amount is recorded on an undiscounted basis.

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

Asbestos

Garlock Inc. and The Anchor Packing Company

As of March 31, 2001, these two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers.

Settlements are generally made on a group basis with payments made to individual claimants over a period of one to four years. The Company recorded charges to operations amounting to approximately $2.0 million during the first three months of 2001 and 2000 related to payments not covered by insurance.

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

Although the insurance coverage which Garlock has available to it is substantial (approximately $1 billion as of March 31, 2001), it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, some of which allege initial exposure after July 1, 1984. However, these cases are not significant and the Company regularly rejects them for settlement.

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


                                                    Three Months Ended

($ in millions)                                March 31,         March 31,
                                                 2001               2000
                                               ---------         ---------
New Actions Filed                                  9,500             6,900

Payments                                       $    42.9         $    26.3
Insurance Received                                  25.1              10.6
                                               ---------         ---------
    Net Cash Flow                              $   (17.8)        $   (15.7)
                                               =========         =========


                                              At March 31,     At December 31,
                                                  2001              2000
                                               ---------         ---------
Actions in Advanced Stages                         3,200             5,800
Open Actions                                      85,200            96,300

Estimated Liability for Settled Actions and
  Actions in Advanced Stages of Processing     $   208.2         $   231.3
Estimated Amounts Recoverable
  from Insurance                               $   278.4         $   285.7


The Company paid $17.8 million and $15.7 million for the defense and disposition of Garlock and Anchor asbestos-related claims, net of amounts received from insurance carriers, during the first three months of 2001 and 2000, respectively. The amount of spending during the first quarter of 2001 was consistent with the Company's expectation that spending during 2001 would be higher than in 2000.

The Company believes the increased number of new actions in 2001 represents the acceleration of claims from future periods rather than an increase in the total number of asbestos-related claims expected. This acceleration can be mostly attributed to bankruptcies of other asbestos defendants and proposed legislation currently being discussed in Congress.

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

Other

The Company and certain of its subsidiaries (excluding Garlock and Anchor) have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. These actions relate to previously owned businesses. The number of claims to date has not been significant and the Company has substantial insurance coverage available to it. Based on the above, the Company believes that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company's financial condition or results of operations.

The Company is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that these categories of claims are not likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

- Net income for the quarter was $172.3 million, or $1.62 per share, compared to $86.1 million, or $0.78 per share in the first quarter last year.

- Net income, excluding special items, for the quarter was $80.0 million, or $0.76 per share, compared to $76.4 million, or $0.69 per share, in the first quarter last year - an increase of greater than 10 percent on a per share basis.

- The Company completed its sale of the Performance Materials Segment during the quarter.

- Segment operating income margins held constant in Aerospace but declined significantly in Engineered Industrial Products.

- Net cash used by operations increased to $68.8 million during the first quarter of 2001 from $13.1 million during the first quarter of 2000. EBITDA, excluding special items, was approximately $205 million and $194 million for the three months ended March 31, 2001 and 2000, respectively.

- Free cash flow, defined as cash from operating activities adjusted for special items less capital expenditures, was negative $105 million during the first quarter of this year.


DIVESTITURE OF PERFORMANCE MATERIALS SEGMENT

On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the buyer (see additional discussion regarding the debt securities received in Note E of the accompanying unaudited condensed consolidated financial statements). The transaction resulted in an after-tax gain of $93.5 million, or $0.87 per diluted share, and is subject to certain post closing adjustments (e.g. working capital adjustments). The disposition of the Performance Materials segment represents the disposal of a segment under APB Opinion No. 30 ("APB 30"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials have been segregated in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

Pursuant to the terms of the transaction, the Company has retained certain assets and liabilities (primarily pension, postretirement and environmental liabilities) of the Performance Materials segment. Certain of the retained assets, primarily land located at the segment's Brecksville facility and the segment's Electronic Materials business, are for sale and have been recorded at their estimated net realizable value within the March 31, 2001 balance sheet. The Company has also agreed to indemnify the buyer for liabilities arising from certain events as defined in the agreement. Such indemnification is not expected to be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

RESULTS OF OPERATIONS

TOTAL COMPANY

            FIRST QUARTER OF 2001 COMPARED WITH FIRST QUARTER OF 2000

                                        Three Months Ended
                                              March 31,
       (Dollars in Millions)             2001            2000
       --------------------------- --------------- ----------------
        SALES:
          Aerospace                    $1,001.1        $  893.0
          Engineered Industrial
           Products                       176.2           177.6
       --------------------------- --------------- ----------------
           Total                       $1,177.3        $1,070.6
       =========================== =============== ================
        OPERATING INCOME:
          Aerospace                    $  154.7        $  138.7
          Engineered Industrial
           Products                        25.9            33.6
       --------------------------- --------------- ----------------
           Total Reportable
            Segments                      180.6           172.3
        Corporate General and
          Administrative Costs            (17.3)          (18.7)
        Merger-related and
          Consolidation Costs              (5.8)           (5.4)
       --------------------------- --------------- ----------------
          Total Operating Income          157.5           148.2
       Net Interest Expense               (27.3)          (23.6)
       Other income (expense)-net          (0.6)           (4.5)
       Income Tax Expense                 (44.1)          (42.5)
       Distribution on Trust
          Preferred Securities             (4.6)           (4.6)
       --------------------------- --------------- ----------------
       Income from Continuing
          Operations                       80.9            73.0
       Income from Discontinued
          Operations                       91.4            13.1
       --------------------------- --------------- ----------------
          Net Income                     $172.3           $86.1
       =========================== =============== ================

Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

Unallocated corporate general and administrative costs decreased by $1.4 million, or 7.5 percent, from $18.7 million during the first quarter of 2000 to $17.3 million during the first quarter of 2001. The decrease between periods was due primarily to certain expenditures falling into the second quarter of 2001 as opposed to the first quarter of 2000. These expenditures related primarily to outside tax and legal consulting fees.

Merger-related and consolidation costs of $5.8 million and $5.4 million were recorded during the first quarter of 2001 and 2000, respectively (see further discussion in Note I of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur an additional $10 million to $15 million of merger-related and consolidation costs during the remainder of 2001. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the consolidation of landing gear facilities, the reorganization of operating facilities and for employee relocation and severance costs.

Interest expense-net increased $3.7 million from $23.6 million in 2000 to $27.3 million in 2001. The increase was primarily attributable to additional interest expense associated with increased levels of average short-term borrowings outstanding during the first quarter of 2001 as compared to the first quarter of 2000. The increase in short-term indebtedness between periods was attributable to the Company's share buy-back program in 2000 and acquisition activities. This increase was partially offset by interest income on the PIK note and higher interest income and lower interest expense during the month of March 2001 as a result of using the proceeds of the Performance Materials sale to pay-down outstanding short-term indebtedness on, or shortly after, February 28, 2001.

Other expense-net decreased $3.9 million from $4.5 million in the first quarter of 2000 to $0.6 million in the first quarter of 2001. Excluding gains from the sale of businesses during both periods, other expense-net increased by $2.2 million from $5.6 million in 2000, to $7.8 million in 2001. The increase was due primarily to the recovery of a previously written-off note receivable in the first quarter of 2000 which lowered the amount of other expense-net recorded and increased retiree healthcare costs in 2001 related to previously disposed of businesses.

The Company's effective tax rate from continuing operations decreased from 35.4 percent to 34.0 percent, quarter to quarter. The effective tax rate in the first quarter of 2001 is consistent with the rate expected for all of 2001.

Income from discontinued operations increased $78.3 million from $13.1 million in the first quarter of 2000 to $91.4 million in the first quarter of 2001. Excluding the after-tax gain on sale, income from discontinued operations decreased $15.2 million from $13.1 million in 2000 to a loss of $2.1 million during the first two months of 2001. The decrease was primarily due to significantly higher raw material and energy costs, as well as lower sales volumes and prices at the Company's former Performance Materials business.

BUSINESS SEGMENT PERFORMANCE

SEGMENT ANALYSIS

The Company's operations are classified into two reportable business segments:
BFGoodrich Aerospace ("Aerospace") and BFGoodrich Engineered Industrial Products ("Engineered Industrial Products"). The Company's reportable business segments are managed separately based on fundamental differences in their operations.

Aerospace consists of four business groups: Aerostructures and Aviation Services, Landing Systems, Engine and Safety Systems and Electronic Systems. They serve commercial, military, regional, business and general aviation markets. Aerospace's major products are aircraft engine nacelle and pylon systems, aircraft landing gear, wheels and brakes, sensors and sensor-based systems, fuel measurement and management systems, flight attendant and cockpit seats, aircraft evacuation slides and rafts, optical and electro-optical systems, space applications, ice protection systems and collision warning systems. Aerospace also provides maintenance, repair and overhaul services on commercial airframes and components.

Engineered Industrial Products is a single business group. This group manufactures industrial seals, gaskets, packing products, self-lubricating bearings, diesel, gas and dual-fuel engines, air compressors, spray nozzles and vacuum pumps.

Corporate includes general and administrative costs. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment. Merger-related and consolidation costs are presented separately (see further discussion in Note I to the accompanying unaudited condensed consolidated financial statements).

An expanded analysis of sales and operating income by business segment follows.

AEROSPACE

(Dollars in millions)

                                                Three Months Ended
                                                     March 31,
                                        --------------------------------
                                          2001         2000     % Change
                                        --------      -------   --------
SALES
 Aerostructures and Aviation
    Services                            $  359.8      $ 357.6       0.6
 Landing Systems                           289.6        260.1      11.3
 Engine and Safety Systems                 177.3        147.8      20.0
 Electronic Systems                        174.4        127.5      36.8
                                        --------      -------

     Total Sales                        $1,001.1      $ 893.0      12.1
                                        ========      =======

OPERATING INCOME
 Aerostructures and Aviation
    Services                            $   52.6      $  48.9       7.6
 Landing Systems                            40.8         37.3       9.4
 Engine and Safety Systems                  29.9         27.3       9.5
 Electronic Systems                         31.4         25.2      24.6
                                        --------      -------

     Total Operating Income             $  154.7      $ 138.7      11.5
                                        ========      =======

OPERATING INCOME AS A
PERCENT OF SALES
 Aerostructures and Aviation
     Services                               14.6         13.7
 Landing Systems                            14.1         14.3
 Engine and Safety Systems                  16.9         18.5
 Electronic Systems                         18.0         19.8

     Total Aerospace                        15.5         15.5


               FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000


AEROSTRUCTURES AND AVIATION SERVICES GROUP: Sales increased $2.2 million, or 0.6 percent, from $357.6 million during the first three months of 2000 to $359.8 million during the first three months of 2001. The increase was primarily due to strong aerostructures sales, partially offset by lower sales of aviation and aftermarket services. The increase in aerostructures sales was primarily attributable to the CFM56-5 (A319, A320 & A321), PW4000, B717-200, and the V2500
programs. Partially offsetting these increases were reductions in the CFM56
(A340) and RR535 delivery rates, a decrease in aftermarket sales of Super 27 aircraft as well as lower sales in aviation services.

Operating income increased $3.7 million, or 7.6 percent, from $48.9 million during the first three months of 2000 to $52.6 million during the first three months of 2001. The increase was driven by productivity improvements on several aerostructures programs, reduced non-recurring engineering costs associated with the terminated X-33 program, lower costs and increased efficiencies associated with aviation services and the order rate increase on the CFM56-5 program noted above. Partially offsetting these gains were additional costs associated with the implementation of an ERP system at the group's aerostructures businesses and the favorable impact that resulted from the closeout of the MD-11 contract during the first quarter of 2000.

LANDING SYSTEMS GROUP: Sales increased $29.5 million, or 11.3 percent, from $260.1 million in the first quarter of 2000 to $289.6 million in the first quarter of 2001. The increase was primarily due to higher sales of landing gear and wheels and brakes as compared to the same period a year ago. Landing gear sales increased across all major markets primarily due to increased OE deliveries to Boeing, Bombardier and the U.S. government. Sales of wheels and brakes were higher than the first quarter of 2000 due to increased aftermarket sales in the commercial, regional, business and military markets primarily on the B747-400, B777, Embraer 145, DeHavilland Dash 8 and F16 programs. Sales of landing gear overhaul services, however, decreased due to fewer customer removals as a result of airline operating cost constraints.

Operating income increased $3.5 million, or 9.4 percent, from $37.3 million in the first quarter of 2000 to $40.8 million in the first quarter of 2001. The increase was primarily attributable to higher original equipment sales of landing gear as well as increased aftermarket sales of wheels and brakes, primarily in the regional, business and military markets. The increase in operating income was partially offset by increased sales incentives as compared to the same period a year ago and reduced landing gear overhaul services. These factors, as well as continuing efforts to integrate the group's landing gear facilities, led to a slight erosion in margins quarter-over-quarter.

ENGINE AND SAFETY SYSTEMS GROUP: Sales increased $29.5 million, or 20.0 percent, from $147.8 million in the first quarter of 2000 to $177.3 million in the first quarter of 2001. The increase was primarily attributable to continued strong demand for aerospace OE and industrial gas turbine products, increased demand for evacuation products (primarily on the B747 and B767 aircraft) and acquisitions.

Operating income increased $2.6 million, or 9.5 percent, from $27.3 million in the first quarter of 2000 to $29.9 million during the first three months of 2001. Operating income was favorably affected by the stronger volume experienced in the group as well as from acquisitions. Although operating income increased, operating income margins were negatively impacted by inefficiencies associated with certain new programs and integration costs related to recent acquisitions.

ELECTRONIC SYSTEMS GROUP: Sales increased $46.9 million, or 36.8 percent, from $127.5 million during the first three months of 2000 to $174.4 million during the first three months of 2001. The increase was primarily attributable to acquisitions and increased sales of fuel and utility systems as well as lightning detection and collision avoidance units. These increases were partially offset by program delays and cancellations that impacted the space-based businesses of the group.

Operating income increased $6.2 million, or 24.6 percent, from $25.2 million during the first three months of 2000 to $31.4 million during the first three months of 2001. In addition to the factors noted above, lower new product development costs on the helicopter health and usage management system also contributed to the increase in operating income. Despite the increase in operating income noted above, operating income margins decreased from 19.8 percent during the first quarter of last year to 18.0 percent during the first quarter of 2001. The decrease was primarily attributable to the program delays and cancellations impacting the group's space-based businesses noted above, as well as lower margins from recent acquisitions.

ENGINEERED INDUSTRIAL PRODUCTS:

(Dollars in millions)

                                           Three Months Ended
                                               March 31,
                                          2001            2000
                                    ----------------  ----------
Sales                                    $ 176.2        $ 177.6
Operating Income                         $  25.9        $  33.6
Operating Income as a Percent
    of Sales                                14.7%          18.9%

               FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

Sales decreased $1.4 million, or 0.8 percent, from $177.6 million during the first three months of 2000 to $176.2 million during the first three months of 2001. The segment had a significant increase in engine sales during the quarter as well as a modest increase in compressor sales. These increases were more than offset, however, by lower sales of sealing products and significant weakness in the domestic automotive and heavy-duty truck markets served by the segment.

Operating income decreased $7.7 million, or 22.9 percent from $33.6 million during the first three months of 2000 to $25.9 million during the first three months of 2001. In addition to the factors noted above, sales mix, pricing pressures, as well as increased utility costs all contributed to the reduction in operating income and in the percentage of operating income to sales quarter over quarter (18.9 percent in the first quarter of 2000 versus 14.7 percent in the first quarter of 2001).


                         CAPITAL RESOURCES AND LIQUIDITY

Cash flow from operating activities decreased $55.7 million from a use of $13.1 million during the first three months of 2000 to a use of $68.8 million during the first three months of 2000, primarily as a result of increased working capital requirements, partially offset by lower merger-related and consolidation payments. Cash used in investing activities remained relatively constant between periods as increased capital expenditures during the first quarter of 2001 were partially offset by lower acquisition activity. The significant increase in cash used in financing activities between periods was primarily attributable to the repayment of all outstanding short-term indebtedness with the proceeds from the Performance Materials sale.

The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000) to satisfy its operating requirements and capital spending programs, and to finance growth opportunities as they arise.

The Company's net debt-to-capitalization ratio (net of cash and cash equivalents) was 40.4 percent at March 31, 2001 as compared to 59.1 percent at December 31, 2000. For purposes of this ratio, the trust preferred securities are treated as capital. The decrease was primarily attributable to the sale of Performance Materials during the quarter and the use of proceeds to reduce short-term indebtedness of the Company.

EBITDA from continuing operations, excluding special items, was approximately $205 million and $194 million for the three months ended March 31, 2001 and 2000, respectively.

                             TRANSITION TO THE EURO

Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of those countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the twelve participating countries.

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

Our Annual Report on Form 10-K for the year ended December 31, 2000 lists various risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties are detailed in the Management's Discussion and Analysis section of that Form 10-K under the heading "Forward-Looking Information is Subject to Risk and Uncertainty", which is incorporated by reference herein. You should understand that it is not possible to predict or identify all such risks and uncertainties. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, the Company has been notified that it is among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sits. See Note K to the accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.


(b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001:

         Current Report on Form 8-K filed January 30, 2001 relating to the announcement of the Company's earnings for the three months and full year periods ended December 31, 2000, as well as a portion of the presentation materials used at the Bear Stearns 8th Annual Commercial Aerospace Conference (Item 9).

         Current Report on Form 8-K filed February 14, 2001, relating to excerpts from the presentation materials used at the SG Cowen Aerospace Conference (Item 9).

         Current Report on Form 8-K filed March 1, 2001, relating to the Company's announcement that it had completed the sale of its Performance Materials segment (Item 9).

         Current Report on Form 8-K filed March 15, 2001, relating to the Company's sale of its Performance Materials segment (Item 2).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2001                              The B.F.Goodrich Company


                                          /S/ ULRICH SCHMIDT
                                          ------------------------------------
                                          Ulrich Schmidt
                                          Senior Vice President and
                                          Chief Financial Officer


                                          /S/ ROBERT D. KONEY, JR.
                                          ------------------------------------
                                          Robert D. Koney, Jr.
                                          Vice President & Controller
                                          (Chief Accounting Officer)