Form 10-Q
period 2001-06-30
GOODRICH CORP
filed 2001-08-01
CIK 42542

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTERLY PERIOD ENDED                                JUNE 30, 2001

COMMISSION FILE NUMBER                                        1-892

                              GOODRICH CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          NEW YORK                                           34-0252680
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


 Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, N.C.     28217
------------------------------------------------------------- -------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   704-423-7000
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

                         Yes     X         No
                              ------          -----


As of June 30, 2001, there were 104,117,236 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly-owned subsidiary). There is only one class of common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              GOODRICH CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                                      --------                         --------
                                               2001             2000             2001             2000
                                            ----------       ----------       ----------      ----------

Sales                                       $  1,239.0       $  1,082.4       $  2,416.3      $  2,153.0
Operating Costs and Expenses:
  Cost of sales                                  885.5            772.1          1,718.4         1,538.2
  Selling and administrative expenses            182.3            153.4            363.4           304.3
  Merger-related and consolidation                 8.3             15.4             14.1            20.8
                                            ----------       ----------       ----------      ----------
costs
                                               1,076.1            940.9          2,095.9         1,863.3
                                            ----------       ----------       ----------      ----------
Operating income                                 162.9            141.5            320.4           289.7
Interest expense                                 (29.6)           (25.3)           (60.7)          (50.0)
Interest income                                    8.4              1.5             12.2             2.6
Other income (expense) - net                      (8.6)            (3.6)            (9.2)           (8.1)
                                            ----------       ----------       ----------      ----------
Income before
  income taxes and Trust distributions           133.1            114.1            262.7           234.2
Income tax expense                               (45.2)           (40.4)           (89.3)          (82.9)
Distributions on Trust Preferred
  Securities                                      (4.6)            (4.6)            (9.2)           (9.2)
                                            ----------       ----------       ----------      ----------
Income from Continuing Operations                 83.3             69.1            164.2           142.1
Income from Discontinued Operations                 --             12.6             91.4            25.7
                                            ----------       ----------       ----------      ----------
Net Income                                  $     83.3       $     81.7       $    255.6      $    167.8
                                            ==========       ==========       ==========      ==========

Basic Earnings per Share:
  Continuing operations                     $     0.80       $     0.65       $     1.59      $     1.32
  Discontinued operations                           --             0.12             0.88            0.24
                                            ----------       ----------       ----------      ----------
  Net Income                                $     0.80       $     0.77       $     2.47      $     1.56
                                            ==========       ==========       ==========      ==========

Diluted Earnings per Share:
  Continuing operations                     $     0.78       $     0.64       $     1.55      $     1.30
  Discontinued operations                           --             0.11             0.85            0.23
                                            ----------       ----------       ----------      ----------
  Net Income                                $     0.78       $     0.75       $     2.40      $     1.53
                                            ==========       ==========       ==========      ==========

Dividends declared per common share         $    0.275       $    0.275       $     0.55      $     0.55
                                            ==========       ==========       ==========      ==========


See notes to condensed consolidated financial statements.

                              GOODRICH CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                    JUNE 30,       DECEMBER 31,
                                                                      2001             2000
                                                                    --------         --------
ASSETS
Current Assets
  Cash and cash equivalents                                         $  292.3         $   77.5
  Accounts and notes receivable, less allowances
     for doubtful receivables (June 30, 2001:
     $29.9; December 31, 2000: $27.9)                                  865.4            771.4
  Inventories                                                          935.0            865.3
  Deferred income taxes                                                161.9             98.2
  Prepaid expenses and other assets                                     35.3             79.0
  Net assets of discontinued operations                                   --          1,049.7
                                                                    --------         --------
     Total Current Assets                                            2,289.9          2,941.1
                                                                    --------         --------

Property, plant and equipment                                        1,055.9          1,022.0
Prepaid pension                                                        249.6            246.9
Goodwill                                                               761.3            761.6
Identifiable intangible assets                                         104.3            109.1
Payment-in-kind notes receivable, less discount
     (June 30, 2001 $21.6)                                             157.9               --
Other Assets                                                           679.6            636.8
                                                                    --------         --------
                                                                    $5,298.5         $5,717.5
                                                                    ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                              $    0.1         $  756.3
  Accounts payable                                                     360.6            403.7
  Accrued expenses                                                     702.4            746.3
  Income taxes payable                                                 224.9             59.3
  Current maturities of long-term debt
    and capital lease obligations                                      179.8            181.7
                                                                    --------         --------
     Total Current Liabilities                                       1,467.8          2,147.3
                                                                    --------         --------

Long-term debt and capital lease obligations                         1,310.7          1,316.2
Pension obligations                                                     61.3             61.4
Postretirement benefits other than pensions                            330.2            336.9
Deferred income taxes                                                    6.0              2.3
Other non-current liabilities                                          365.6            353.0
Commitments and contingent liabilities                                    --               --
Mandatorily redeemable preferred securities of trust                   274.7            273.8

Shareholders' Equity
  Common stock - $5 par value
    Authorized 200,000,000 shares; issued 115,093,868 shares
    at June 30, 2001, and 113,295,049 shares at
    December 31, 2000 (excluding 14,000,000 shares
    held by a wholly owned subsidiary at each date)                    575.5            566.5
  Additional capital                                                   972.6            922.8
  Income retained in the business                                      356.7            158.1
  Accumulated other comprehensive income                               (61.0)           (59.6)
  Unearned portion of restricted stock awards                           (1.1)            (1.2)
  Common stock held in treasury, at cost (10,976,632 shares
    at June 30, 2001, and 10,964,761 shares
    at December 31, 2000)                                             (360.5)          (360.0)
                                                                    --------         --------
     Total Shareholders' Equity                                      1,482.2          1,226.6
                                                                    --------         --------
                                                                    $5,298.5         $5,717.5
                                                                    ========         ========

See notes to condensed consolidated financial statements.

                              GOODRICH CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        -------------------------
                                                                          2001             2000
                                                                        --------         --------
OPERATING ACTIVITIES
  Income from continuing operations                                     $  164.2         $  142.1
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Merger related and consolidation:
      Expenses                                                              14.1             20.8
      Payments                                                             (17.0)           (35.2)
    Depreciation and amortization                                           97.9             92.8
    Deferred income taxes                                                    2.4             13.4
    Net gains on sales of businesses                                        (7.2)            (2.0)
    Payment-in-kind interest income                                         (7.0)              --
    Payments for asbestos-related claims, net of recoveries                (47.4)           (22.7)
    Change in assets and liabilities, net of effects of
      acquisitions and dispositions of Businesses:
       Receivables                                                        (120.2)           (99.9)
       Sale of receivables                                                   7.5               --
       Inventories                                                         (70.5)           (44.5)
       Other current assets                                                  0.1             (2.9)
       Accounts payable                                                    (47.6)             8.4
       Accrued expenses                                                     84.2             48.4
       Income taxes payable                                                 60.4             50.7
       Tax benefit on non-qualified options                                 (7.4)              --
       Other non-current assets and liabilities                            (83.0)          (134.6)
                                                                        --------         --------
   Net cash provided by operating activities of
    continuing operations                                                   23.5             34.8
                                                                        --------         --------

INVESTING ACTIVITIES
  Purchases of property                                                    (92.2)           (65.5)
  Proceeds from sale of property                                             1.2             17.3
  Proceeds from sale of businesses                                          15.6              4.8
  Payments made in connection with acquisitions,
  net of cash acquired                                                     (20.4)           (24.9)
                                                                        --------         --------
  Net cash used by investing activities of continuing operations           (95.8)           (68.3)
                                                                        --------         --------

FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                                  (728.0)           368.7
  Repayment of long-term debt and capital lease obligations                 (7.5)            (9.3)
  Proceeds from issuance of capital stock                                   50.6              8.0
  Purchases of treasury stock                                                 --           (275.2)
  Dividends                                                                (56.5)           (60.5)
  Distributions on Trust preferred securities                               (9.2)            (9.2)
                                                                        --------         --------
  Net cash provided (used) by financing activities of
    continuing operations                                                 (750.6)            22.5
                                                                        --------         --------

DISCONTINUED OPERATIONS
  Net cash provided (used) by discontinued operations                       (2.1)            27.9
  Proceeds from sale of discontinued operations                          1,039.1               --
                                                                        --------         --------
  Net cash provided by discontinued operations                           1,037.0             27.9
                                                                        --------         --------

Effect of Exchange Rate Changes on Cash and Cash                             0.7             (1.8)
                                                                        --------         --------
Equivalents
Net Increase in Cash and Cash Equivalents                                  214.8             15.1
Cash and Cash Equivalents at Beginning of Period                            77.5             66.4
                                                                        --------         --------
Cash and Cash Equivalents at End of Period                              $  292.3         $   81.5
                                                                        ========         ========

Supplemental Cash Flow Information:
  Income taxes paid                                                     $   95.1         $   23.1
                                                                        ========         ========
  Interest paid, net of amounts capitalized                             $   70.4         $   72.8
                                                                        ========         ========

See notes to condensed consolidated financial statements.

                              GOODRICH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation ("Goodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B: DISCONTINUED OPERATIONS - On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the buyer (see additional discussion regarding the debt securities received in Note E below). The transaction resulted in an after-tax gain of $93.5 million and is subject to certain post closing adjustments (e.g. working capital adjustments).

The Company has calculated a $25 million working capital adjustment in its favor, which has been considered in the after-tax gain noted above. The Buyer is disputing the Company's working capital adjustment and has asserted that the Company owes the Buyer approximately $10 million under the purchase and sale agreement. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. Such resolution will be final and binding on all parties. The Company expects to finalize the working capital adjustment in 2001.

The disposition of the Performance Materials segment represents the disposal of a segment under APB Opinion No. 30 ("APB 30"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials have been segregated in the Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows.

Included below is summarized financial information for Performance Materials:

                                                        Two Months    Six Months
                                                           Ended         Ended
                                                       February 28,    June 30,
(Dollars in millions)                                     2001           2000
                                                         ------         ------

Sales                                                    $187.0         $606.1
Operating income                                         $  8.3         $ 66.0
Net interest expense, including allocated interest       $  9.6         $ 23.5
Income tax (benefit) expense                             $ (1.5)        $ 18.8
Net income (loss) from operations                        $ (2.1)        $ 25.7
Gain on sale (net of income tax expense of
  $54.9 million in 2001)                                 $ 93.5         $   --
Income from discontinued operations                      $ 91.4         $ 25.7

Pursuant to the terms of the transaction, the Company has retained certain assets and liabilities (primarily pension, postretirement and environmental liabilities) of the Performance Materials segment. The Company has also agreed to indemnify the buyer for liabilities arising from certain events as defined in the agreement. Such indemnification is not expected to be material to the Company's financial condition, but could be material to the Company's results of operations in a given period. Certain of the retained assets, primarily land located at the segment's Brecksville facility and the segment's Electronic Materials business, are for sale and were recorded at their estimated net realizable value at the time of the Performance Materials disposition. The Company recently signed an agreement to sell the Electronic Materials business and expects to complete the sale in the third quarter of this year.

NOTE C: ACQUISITIONS - In the first six months of 2001, the Company acquired a supplier of compressed air auditing services and systems products, as well as the assets of a designer and manufacturer of inertial sensors used for guidance and control of unmanned vehicles and precision-guided systems. Total consideration aggregated $16.5 million, of which $11.0 million represented goodwill and other intangible assets. The purchase price allocation for these acquisitions has been based on preliminary estimates.

NOTE D: INVENTORIES - Inventories included in the accompanying Condensed Consolidated Balance Sheet consist of:

(DOLLARS IN MILLIONS)                                           JUNE 30,       DECEMBER 31,
                                                                  2001             2000
                                                                --------         --------
FIFO or average cost (which approximates current costs):
  Finished products                                             $  176.8         $  202.5
  In process                                                       654.9            615.5
  Raw materials and supplies                                       222.2            175.4
                                                                --------         --------
                                                                 1,053.9            993.4
Less:
  Reserve to reduce certain
      inventories to LIFO                                          (52.7)           (52.0)
  Progress payments and advances                                   (66.2)           (76.1)
                                                                --------         --------

Total                                                           $  935.0         $  865.3
                                                                ========         ========

In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $66.7 million related to design and development costs on the B717-200 program at June 30, 2001. In addition, the Company has excess-over-average inventory of $54.2 million related to costs associated with the production of the flight test inventory and the first production units on this program. The aircraft was certified by the FAA on September 1, 1999, and Boeing is actively marketing the aircraft. Recovery of these costs will depend on the ultimate number of aircraft delivered and successfully achieving the Company's cost projections in future years.

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

The Company initially recorded a discount of $21.2 million based on a 14 percent discount rate. The notes have a prepayment clause that allows the issuer to reduce the principal amount by $75 million in the second year by making a $60 million cash payment. In determining the discount on the notes, the Company has assumed that the prepayment will be made and that cash interest payments on the notes will commence after the fifth year.

Interest income on the notes is recognized using the effective interest method and is recorded in Interest Income in the Condensed Consolidated Statement of Income. The notes are classified as held-to-maturity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The Company does not currently believe a valuation allowance is necessary. The Company will record a valuation allowance if events or changes in circumstances indicate that the carrying amount of the notes may not be recoverable. The fair market value of the notes at June 30, 2001 approximated $133 million.

NOTE F: BUSINESS SEGMENT INFORMATION - The Company's operations are classified into two reportable business segments: Goodrich Aerospace ("Aerospace") and Goodrich Engineered Industrial Products ("Engineered Industrial Products"). The Company's reportable business segments are managed separately based on fundamental differences in their operations.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Merger related and consolidation costs are presented separately and are discussed in Note I of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for the consolidated Company. There are no significant intersegment sales.

(DOLLARS IN MILLIONS)                THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                  -----------------------       -----------------------
                                    2001           2000           2001           2000
                                  --------       --------       --------       --------
Sales
   Aerospace                      $1,066.4       $  900.2       $2,067.5       $1,793.2
   Engineered Industrial             172.6          182.2          348.8          359.8
                                  --------       --------       --------       --------
Products
     Total Sales                  $1,239.0       $1,082.4       $2,416.3       $2,153.0
                                  ========       ========       ========       ========
Segment Operating Income
   Aerospace                      $  169.2       $  141.9       $  323.9       $  280.6
   Engineered Industrial              24.7           32.6           50.6           66.2
                                  --------       --------       --------       --------
Products
                                     193.9          174.5          374.5          346.8
Corporate General and
     Administrative Expenses         (22.7)         (17.6)         (40.0)         (36.3)
Merger-related and
     Consolidation Costs              (8.3)         (15.4)         (14.1)         (20.8)
                                  --------       --------       --------       --------
     Total Operating Income       $  162.9       $  141.5       $  320.4       $  289.7
                                  ========       ========       ========       ========

                                              JUNE 30,     DECEMBER 31,
                                                2001          2000
                                              --------      --------
Assets
   Aerospace                                  $3,691.5      $3,499.9
   Engineered Industrial Products                386.1         380.5
   Net Assets of Discontinued Operations            --       1,049.7
   Corporate                                   1,220.9         787.4
                                              --------      --------
     Total Assets                             $5,298.5      $5,717.5
                                              ========      ========

NOTE G: EARNINGS PER SHARE - The computation of basic and diluted earnings per share from continuing operations is as follows:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                    JUNE 30,                  JUNE 30,
                                                    --------------------      --------------------
                                                      2001         2000         2001         2000
                                                    -------      -------      -------      -------
Numerator:
Numerator for basic earnings per share
   - income available to common shareholders        $  83.3      $  69.1      $ 164.2      $ 142.1
Effect of dilutive securities:
   Convertible preferred securities                     1.5          1.6          3.0          3.2
                                                    -------      -------      -------      -------
Numerator for diluted earnings per
      share-income available to common
      shareholders after assumed conversions        $  84.8      $  70.7      $ 167.2      $ 145.3
                                                    =======      =======      =======      =======
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                 103.7        106.1        103.3        107.8
                                                    -------      -------      -------      -------
   Effect of dilutive securities:
      Stock options, performance shares and
         restricted shares                              1.6          1.6          1.5          1.0
      Convertible preferred securities                  2.9          2.9          2.9          2.9
                                                    -------      -------      -------      -------
   Dilutive potential common shares                     4.5          4.5          4.4          3.9
                                                    -------      -------      -------      -------
   Denominator for diluted earnings per
      share - adjusted weighted-average shares
      and assumed conversions                         108.2        110.6        107.7        111.7
                                                    =======      =======      =======      =======
Earnings per share:
   Basic                                            $  0.80      $  0.65      $  1.59      $  1.32
                                                    =======      =======      =======      =======
   Diluted                                          $  0.78      $  0.64      $  1.55      $  1.30
                                                    =======      =======      =======      =======

NOTE H:  COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

(DOLLARS IN MILLIONS)                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                           -----------------      -------------------
                                            2001       2000        2001         2000
                                           ------     ------      ------       ------
Net Income                                 $ 83.3     $ 81.7      $255.6       $167.8
Other Comprehensive Income -
   Unrealized translation adjustments
         during period                        3.2       (5.4)       (1.4)        (3.1)
                                           ------     ------      ------       ------
Total Comprehensive Income                 $ 86.5     $ 76.3      $254.2       $164.7
                                           ======     ======      ======       ======

Accumulated other comprehensive income consists of the following (dollars in millions):

                                                  JUNE 30,   DECEMBER 31,
                                                    2001        2000
                                                   ------      ------
Cumulative unrealized translation adjustments      $(55.3)     $(53.9)
Minimum pension liability adjustment                 (5.7)       (5.7)
                                                   ------      ------
                                                   $(61.0)     $(59.6)
                                                   ======      ======

NOTE I:  MERGER RELATED AND CONSOLIDATION COSTS

Through June 30, 2001, the Company recorded charges totaling $14.1 million ($9.3 million after-tax). The charges were recorded across the Company's segments as follows:

(DOLLARS IN MILLIONS)                 SIX MONTHS
                                        ENDED
                                    JUNE 30, 2001
                                    -------------
Aerospace                               $10.9
Engineered Industrial Products            1.4
Corporate                                 1.8
                                        -----
                                        $14.1

Merger-related and consolidation reserves at December 31, 2000 and June 30, 2001, as well as activity during the six months ended June 30, 2001, consisted of:

                                            (DOLLARS IN MILLIONS)
                             --------------------------------------------------
                               BALANCE                                 BALANCE
                             DECEMBER 31,                              JUNE 30,
                                2000      PROVISION      ACTIVITY        2001
                             ------------ ---------      --------      --------
Personnel-related costs        $14.2        $ 6.2         $ (7.3)       $13.1
Transaction costs                1.9           --           (1.9)          --
Consolidation                   43.5          7.9          (45.3)         6.1
                               -----        -----         ------        -----
                               $59.6        $14.1         $(54.5)       $19.2
                               =====        =====         ======        =====

The $14.1 million PROVISION for the six months ended June 30, 2001 related to:

o        $1.0 million for employee relocation costs (personnel-related)

o $5.2 million for employee severance costs - approximately 335 positions (personnel-related)

o        $7.2 million for facility consolidation and closure costs
         (consolidation)

o        $0.7 million for asset write-offs (consolidation)

The $54.5 million in ACTIVITY during the six months ended June 30, 2001 includes reserve reductions of $61.0 consisting of $17.0 million in cash payments, $1.4 million reclassified to pension and postretirement benefit liabilities, $1.2 million in asset write-offs and $41.4 million for restructuring costs associated with the sale of Performance Materials that will be administered by the buyer. Also included in the activity column is a $5.7 million increase in reserves for severance costs associated with an acquisition and $0.8 million in reserves transferred from Performance Materials for severance costs that will be administered by the Company.

NOTE J:  CONTINGENCIES

GENERAL

There are pending or threatened against Goodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Goodrich believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company's consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

In May 2000, the Company and its subsidiary Rohr, Inc., were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In June 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million.

The Company and its legal counsel believe that there are several points of error in the judgment and in the court proceedings and has filed post-trial motions indicating such. Should the post-trial motions not result in a reversal of the assessed damages, the Company intends to appeal the verdict. It is the Company's opinion, as well as that of its legal counsel, that it is more likely than not that the trial court judgment will be reversed or vacated either as a result of our post-trial motions or on appeal. As a result, Goodrich believes that any liability that may finally be determined will not have a material effect on the Company's consolidated financial position or results of operations.


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

The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. It also conducts a compliance and management systems audit program. The Company believes that compliance with current laws and governmental regulations concerning the environment will not have a material adverse effect on its capital expenditures, earnings or competitive position.

The Company's environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

At June 30, 2001, the Company has recorded in Accrued Expenses and in Other Non-Current Liabilities a total of $115.2 million to cover future environmental expenditures. This amount is recorded on an undiscounted basis.

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

ASBESTOS

GARLOCK INC. AND THE ANCHOR PACKING COMPANY

As of June 30, 2001, these two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers.

Settlements are generally made on a group basis with payments made to individual claimants over a period of one to four years. The Company recorded charges to operations amounting to approximately $4.0 million during the first six months of 2001 and 2000 related to payments not covered by insurance.

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

Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, legislative efforts and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers to cover the majority of its exposure, the Company believes that pending and reasonably anticipated future actions against Garlock and Anchor are not likely to have a material adverse effect on the Company's financial condition, but could be material to the Company's results of operations or cash flows in a given period.

Although the insurance coverage which Garlock has available to it is substantial (approximately $965 million, of which approximately $216 million was committed as of June 30, 2001), it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, some of which allege initial exposure after July 1, 1984. However, these cases are not significant and the Company regularly rejects them for settlement.

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


                                                      SIX MONTHS ENDED

(DOLLARS IN MILLIONS)                            JUNE 30,          JUNE 30,
                                                  2001               2000
                                                ---------         ---------

New Actions Filed                                  18,700            19,200

Payments                                        $   (90.7)        $   (59.0)
Insurance Received                                   43.3              36.3
                                                ---------         ---------
    Net Cash Flow                               $   (47.4)        $   (22.7)
                                                =========         =========


                                               AT JUNE 30,       AT DECEMBER 31,
                                                   2001              2000
                                                ---------         ---------

Actions in Advanced Stages                          2,218             5,800
Open Actions                                       87,200            96,300

Estimated Liability for Settled Actions and
  Actions in Advanced Stages of Processing      $   224.2         $   231.3
Estimated Amounts Recoverable
  from Insurance                                $   323.0         $   285.7


The Company paid $47.4 million and $22.7 million for the defense and disposition of Garlock and Anchor asbestos-related claims, net of amounts received from insurance carriers, during the first six months of 2001 and 2000, respectively. The amount of spending during the first six months of 2001 was consistent with the Company's expectation that spending during 2001 would be higher than in 2000.

Although the number of new actions filed year to date is less than the same period last year, the Company continues to believe there will be an increase in the number of new actions filed during 2001 as compared to the prior year. The Company believes this increase will represent the acceleration of claims from future periods rather than an increase in the total number of asbestos-related claims expected.

         The acceleration of the claims also may have the impact of accelerating the associated settlement payments. Arrangements with Garlock's insurance carriers, however, potentially limit the amount that can be received in any one year. The Company is currently pursuing various options to ensure as close a matching as possible between payments made on behalf of Garlock and recoveries received from insurance. Although these efforts, if successful, would result in the acceleration of receipt of insurance proceeds, they also may result in additional costs to the Company due to the uncollectibility of certain insolvent insurance. These costs, if any, cannot be reasonably estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

OTHER

The Company and certain of its subsidiaries (excluding Garlock and Anchor) have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. These actions primarily relate to previously owned businesses. The number of claims to date has not been significant and the Company has substantial insurance coverage available to it. Also, some of these claims are usually resolved/dismissed as part of the Garlock and/or Anchor settlements reached. Based on the above, the Company believes that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company's financial condition or results of operations.

The Company and certain of its subsidiaries (excluding Garlock and Anchor) are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that these categories of claims are not likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS

- Net income for the second quarter was $83.3 million, or $0.78 per share, compared to $81.7 million, or $0.75 per share, during the second quarter last year. Net income for the first six months of 2001 was $255.6 million, or $2.40 per share, compared to $167.8 million, $1.53 per share, during the first six months of 2000.

- Net income, excluding special items, for the second quarter was $88.8 million, or $0.83 per share, compared to $78.8 million, or $0.73 per share, in the second quarter last year. Net income, excluding special items, for the first six months of 2001 was $168.8 million, or $1.60 per share, compared to $155.2 million, or $1.42 per share during the first six months of 2000.

- The Company completed its sale of the Performance Materials Segment during the first quarter.

- Segment operating income margins held constant in Aerospace but declined significantly in Engineered Industrial Products for the quarter and first six months of 2001 as compared with the same periods in 2000.

- Net cash provided by operating activities of continuing operations decreased from $34.8 million during the first six months of 2000 to $23.5 million during the first six months of 2001.

- Free cash flow, defined as operating cash flows adjusted for cash payments related to special items less capital expenditures, decreased from $19.2 million during the first six months of 2000 to a negative $51.7 million during the first six months of 2001.


SECOND QUARTER BUSINESS HIGHLIGHTS

During the second quarter, the Company has continued to expand and strengthen its global business franchises through acquisitions, new program wins and product development. The company has announced plans to:

         o acquire Dana Corporation's Glacier Industrial Bearings business;

         o acquire the second largest aerospace lighting company in the world, Hella Aerospace GmbH, and combine it with its own lighting business;

         o divest its Electronic Materials Division, which formerly operated as part of the Performance Materials Segment, to Sumitomo Bakelite Co., Ltd.

All three transactions are expected to close by the end of the third quarter.

The Company also announced an agreement that extends its position as the exclusive supplier of landing gear for nearly all of Boeing's commercial aircraft through 2006, and an agreement with Rolls Royce to supply the fuel delivery system for the Trent (R) 900 jet engine which will power the Airbus A380 aircraft. During the quarter, Goodrich also introduced new aircraft seating products and announced new business for fuel and utility systems and avionics at the Paris Air Show.

The Company also announced that it has been selected by Airbus to supply the evacuation systems for the A380 in a program that could represent $300 - $400 million in sales over 20 years. Together with the previously announced contracts for landing gear and fuel delivery systems, the Company has emerged with major positions for this new aircraft and has become one of Airbus' largest suppliers.

OUTLOOK

Prospects for the Company's Aerospace segment in 2001 continue to be excellent. Full year revenues are expected to exceed $4.2 billion and margins are expected to remain strong. Driving the segment's performance for the year are higher expected deliveries of commercial transport aircraft, coupled with the Company's increasingly strong presence in the aftermarket and in regional and business aircraft markets.

In Engineered Industrial Products, revenue and operating income expectations for 2001 have been lowered as the previously expected recovery in the second half does not appear to be materializing. The Company currently expects revenue of approximately $700 million excluding the pending acquisition of Dana's industrial polymer bearings business. Despite continued product mix and volume issues, coupled with pricing pressures and the impact of increased utility costs, the Company expects second half operating income performance to be slightly higher than the first six months of 2001.

In light of this environment, the Company expects full-year earnings, excluding special items, to be between $3.30 and $3.35 per share and free cash flow to be between $210 and $235 million. This revised outlook assumes that current commercial transport deliveries and revenue-passenger-mile volume forecasts are correct and that the economic outlook for our industrial products does not deteriorate further.

The Company expects third quarter diluted earnings per share, excluding special items, to be at the same level, or slightly higher, than the second quarter of 2001.


DIVESTITURE OF PERFORMANCE MATERIALS SEGMENT

On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. (the "Buyer") for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the buyer (see additional discussion regarding the debt securities received in Note E of the accompanying unaudited condensed consolidated financial statements). The transaction resulted in an after-tax gain of $93.5 million and is subject to certain post closing adjustments (e.g. working capital adjustments).

The Company has calculated a $25 million working capital adjustment in its favor, which has been considered in the after-tax gain noted above. The Buyer is disputing the Company's working capital adjustment and has asserted that the Company owes the Buyer approximately $10 million under the purchase and sale agreement. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. Such resolution will be final and binding on all parties. The Company expects to finalize the working capital adjustment in 2001.

The disposition of the Performance Materials segment represents the disposal of a segment under APB Opinion No. 30 ("APB 30"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials have been segregated in the Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows.

Pursuant to the terms of the transaction, the Company has retained certain assets and liabilities (primarily pension, postretirement and environmental liabilities) of the Performance Materials segment. The Company has also agreed to indemnify the buyer for liabilities arising from certain events as defined in the agreement. Such indemnification is not expected to be material to the Company's financial condition, but could be material to the Company's results of operations in a given period. Certain of the retained assets, primarily land located at the segment's Brecksville facility and the segment's Electronic Materials business, are for sale and were recorded at their estimated net realizable value at the time of the Performance Materials disposition. As noted above, the Company has signed an agreement to sell the Electronic Materials business and expects to complete the sale during the third quarter of this year.

RESULTS OF OPERATIONS

TOTAL COMPANY

           SECOND QUARTER OF 2001 COMPARED WITH SECOND QUARTER OF 2000

                                  Three Months Ended
                                       June 30,
(Dollars in Millions)             2001            2000
------------------------------------------------------------
 SALES:
   Aerospace                    $1,066.4        $  900.2
   Engineered Industrial
    Products                       172.6           182.2
------------------------------------------------------------
    Total                       $1,239.0        $1,082.4
============================================================
 OPERATING INCOME:
   Aerospace                    $  169.2        $  141.9
   Engineered Industrial
    Products                        24.7            32.6
------------------------------------------------------------
    Total Reportable
     Segments                      193.9           174.5
 Corporate General and
   Administrative Costs            (22.7)          (17.6)
 Merger-related and
   Consolidation Costs              (8.3)          (15.4)
------------------------------------------------------------
   Total Operating Income          162.9           141.5
Net Interest Expense               (21.2)          (23.8)
Other income (expense)-net          (8.6)           (3.6)
Income Tax Expense                 (45.2)          (40.4)
Distribution on Trust
   Preferred Securities             (4.6)           (4.6)
------------------------------------------------------------
Income from Continuing
   Operations                       83.3            69.1
Income from Discontinued
   Operations                        -              12.6
------------------------------------------------------------
   Net Income                    $  83.3           $81.7
============================================================

Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

Unallocated corporate general and administrative costs increased by $5.1 million, from $17.6 million during the second quarter of 2000 to $22.7 million during the second quarter of 2001. The increase between periods was due primarily to increased outside consulting fees (primarily related to tax and legal matters).

Merger-related and consolidation costs of $8.3 million and $15.4 million were recorded during the second quarter of 2001 and 2000, respectively (see further discussion in Note I of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur additional merger-related and consolidation costs during the remainder of 2001. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the reorganization of operating facilities and for employee relocation and severance costs.

Interest expense-net decreased $2.6 million from $23.8 million in 2000 to $21.2 million during the second quarter of 2001. The decrease was primarily attributable to interest income on the PIK note, partially offset by higher interest expense. In March 2001, the Company used approximately $750 million of proceeds from the sale of Performance Materials to reduce short-term indebtedness. Interest expense related to continuing operations is net of amounts allocated to Performance Materials during periods prior to the sale. Such allocation was based on the respective net assets of Performance Materials in relation to the net assets of the Company and effectively resulted in a reduction in indebtedness attributable to continuing operations in periods prior to the sale even though indebtedness reflected on the Condensed Consolidated Balance Sheet does not reflect such an allocation. Taking the above into consideration, outstanding average indebtedness attributed to continuing operations increased during the second quarter of 2001 as compared to the same period last year driven mostly by acquisitions and additional working capital needs. This increase in outstanding average indebtedness resulted in the higher interest expense noted above.

Other expense-net increased $5.0 million from $3.6 million in the second quarter of 2000 to $8.6 million in the second quarter of 2001. Excluding gains from the sale of businesses during both periods, other expense-net increased by $4.1 million from $4.5 million in 2000 to $8.6 million in 2001. The increase was due primarily to increased retiree healthcare costs related to previously disposed of businesses and increased earnings due to minority interest shareholders. The increase in retiree healthcare costs related to previously disposed of businesses was primarily due to increased costs associated with providing retiree healthcare benefits as well as increased costs resulting from the sale of Performance Materials in the first quarter of 2001 and the retaining of most of its retiree healthcare obligations. The increase in earnings due minority interest shareholders was primarily due to the sale of a 30 percent interest in an aerospace overhaul business in the Asia Pacific region during the first quarter of 2001 that had previously been consolidated within the Company's results.

The Company's estimated effective tax rate from continuing operations during the second quarter of 2001 was 34.0 percent. This compares to an estimated effective tax rate of 35.4 percent during the second quarter of 2000 and the actual effective tax rate of 34.0 percent for all of 2000. The estimated effective tax rate in the second quarter of 2001 is consistent with the rate expected for all of 2001.

Income from discontinued operations decreased $12.6 million from quarter to quarter due to the sale of Performance Materials during the first quarter of 2001. The Company and the Buyer continue to work through the final purchase and sale agreement adjustments (i.e. working capital adjustment) and the Company is in the process of selling the Electronic Materials business that was previously reported as part of Performance Materials. Any adjustment to the gain on sale that was recorded during the first quarter of 2001 is expected to occur before the end of this year as a result of these activities.


      FIRST SIX MONTHS OF 2001 AS COMPARED TO THE FIRST SIX MONTHS OF 2000

                                    Six Months Ended
                                        June 30,
(Dollars in Millions)             2001            2000
------------------------------------------------------------
 SALES:
   Aerospace                    $2,067.5        $1,793.2
   Engineered Industrial
    Products                       348.8           359.8
------------------------------------------------------------
    Total                       $2,416.3        $2,153.0
============================================================
 OPERATING INCOME:
   Aerospace                    $  323.9        $  280.6
   Engineered Industrial
    Products                        50.6            66.2
------------------------------------------------------------
    Total Reportable
     Segments                      374.5           346.8
 Corporate General and
   Administrative Costs            (40.0)          (36.3)
 Merger-related and
   Consolidation Costs             (14.1)          (20.8)
------------------------------------------------------------
   Total Operating Income          320.4           289.7
Net Interest Expense               (48.5)          (47.4)
Other income (expense)-net          (9.2)           (8.1)
Income Tax Expense                 (89.3)          (82.9)
Distribution on Trust
   Preferred Securities             (9.2)           (9.2)
------------------------------------------------------------
Income from Continuing
   Operations                      164.2           142.1
Income from Discontinued
   Operations                       91.4            25.7
------------------------------------------------------------
   Net Income                   $  255.6        $  167.8
============================================================

Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

Unallocated corporate general and administrative costs increased by $3.7 million, from $36.3 million during the first six months of 2000 to $40.0 million during the first six months of 2001. The increase between periods was due primarily to increased outside consulting fees (primarily related to tax and legal matters).

Merger-related and consolidation costs of $14.1 million and $20.8 million were recorded during the first six months of 2001 and 2000, respectively (see further discussion in Note I of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur less than $5 million of additional merger-related and consolidation costs during the remainder of 2001. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the reorganization of operating facilities and for employee relocation and severance costs.

Interest expense-net increased $1.1 million from $47.4 million during the first six months of 2000 to $48.5 million during the first six months of 2001. While interest income increased approximately $10 million during the first six months of 2001 as compared to the same period last year, interest expense increased by approximately $11 million. The increase in interest income was due primarily to interest on the PIK note. In March 2001, the Company used approximately $750 million of proceeds from the sale of Performance Materials to reduce short-term indebtedness. Interest expense related to continuing operations is net of amounts allocated to Performance Materials during periods prior to the sale. Such allocation was based on the respective net assets of Performance Materials in relation to the net assets of the Company and effectively resulted in a reduction in indebtedness attributable to continuing operations in periods prior to the sale even though indebtedness reflected on the Condensed Consolidated Balance Sheet does not reflect such an allocation. Taking the above into consideration, outstanding average indebtedness attributed to continuing operations increased during the first six months of 2001 as compared to the same period last year driven mostly by acquisitions and additional working capital needs. This increase in outstanding average indebtedness resulted in the higher interest expense noted above.

Other expense-net increased $1.1 million from $8.1 million during the first six months of 2000 to $9.2 million during the first six of 2001. Excluding gains from the sale of businesses during both periods, other expense-net increased by $6.2 million from $10.2 million during the first six months of 2000 to $16.4 million during the first six months of 2001. The increase was due primarily to increased retiree healthcare costs related to previously disposed of businesses and increased earnings due to minority interest shareholders. The increase in retiree healthcare costs related to previously disposed of businesses was primarily due to increased costs associated with providing retiree healthcare benefits as well as the sale of Performance Materials in the first quarter of 2001 and the retaining of most of its retiree healthcare obligations. The increase in earnings due minority interest shareholders was primarily due to the sale of a 30 percent interest in an aerospace overhaul business in the Asia Pacific region during the first quarter of 2001 that had previously been consolidated within the Company's results.

The Company's estimated effective tax rate from continuing operations during the first six months of 2001 was 34.0 percent. This compares to an estimated effective tax rate of 35.4 percent during the first six months of 2000 and the actual effective tax rate of 34.0 percent for all of 2000. The estimated effective tax rate during the first six months of 2001 is consistent with the rate expected for all of 2001.

Income from discontinued operations increased $65.7 million, from $25.7 million during the first six months of 2000 to $91.4 million during the first six months of 2001. Excluding the after-tax gain on sale of $93.5 million, income from discontinued operations decreased by $27.8 million. The decrease was primarily the result of significantly higher raw material and energy costs, as well as lower sales volumes and prices due to continued weakness in the markets served by the former Performance Materials segment.

BUSINESS SEGMENT PERFORMANCE

SEGMENT ANALYSIS

The Company's operations are classified into two reportable business segments:
Goodrich Aerospace ("Aerospace") and Goodrich Engineered Industrial Products ("Engineered Industrial Products"). The Company's reportable business segments are managed separately based on fundamental differences in their operations.

Aerospace consists of four business groups: Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems and Electronic Systems. They serve commercial, military, regional, business and general aviation markets. Aerospace's major products are aircraft engine nacelle and pylon systems, aircraft landing gear, wheels and brakes, sensors and sensor-based systems, fuel measurement and management systems, flight attendant and cockpit seats, aircraft evacuation slides and rafts, optical and electro-optical systems, space applications, ice protection systems and collision warning systems. Aerospace also provides maintenance, repair and overhaul services on commercial airframes and components.

Engineered Industrial Products is a single business group. This group manufactures industrial seals, gaskets, packing products, self-lubricating bearings, diesel, gas and dual-fuel engines, air compressors, spray nozzles and vacuum pumps.

Corporate includes general and administrative costs. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment, except for merger-related and consolidation costs which are presented separately (see further discussion in Note I to the accompanying unaudited condensed consolidated financial statements).

An expanded analysis of sales and operating income by business segment follows.


AEROSPACE

(DOLLARS IN MILLIONS)

                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                            JUNE 30,                                JUNE 30,
                             --------------------------------------- -------------------------------------
                                 2001          2000       % CHANGE       2001         2000        % CHANGE
                             ------------  ------------ ------------ ------------ ------------  ----------
SALES
 Aerostructures and Aviation
    Technical Services         $  405.5       $ 348.4        16.4       $ 765.3     $  706.0          8.4
 Landing Systems                  280.1         259.0         8.1         569.7        519.1          9.7
 Engine and Safety Systems        196.6         153.5        28.1         373.9        301.3         24.1
 Electronic Systems               184.2         139.3        32.2         358.6        266.8         34.4
                               --------       -------                   -------     --------

     Total Sales               $1,066.4       $ 900.2        18.5       $2,067.5    $1,793.2         15.3
                               ========       =======                   ========    ========

OPERATING INCOME
 Aerostructures and Aviation
    Technical Services         $   63.3       $  49.0        29.2       $ 115.9     $   97.9         18.4
 Landing Systems                   33.5          35.1        (4.6)         74.3         72.4          2.6
 Engine and Safety Systems         39.4          30.2        30.5          69.3         57.5         20.5
 Electronic Systems                33.0          27.6        19.6          64.4         52.8         22.0
                               --------       -------                   -------     --------

     Total Operating Income    $  169.2       $ 141.9        19.2       $ 323.9     $  280.6         15.4
                               ========       =======                   ========    ========

OPERATING INCOME AS A
PERCENT OF SALES
 Aerostructures and Aviation
     Technical Services            15.6          14.1                      15.1         13.9
 Landing Systems                   12.0          13.6                      13.0         13.9
 Engine and Safety Systems         20.0          19.7                      18.5         19.1
 Electronic Systems                17.9          19.8                      18.0         19.8

     Total Aerospace               15.9          15.8                      15.7         15.6

              SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

AEROSTRUCTURES AND AVIATION TECHNICAL SERVICES GROUP: Sales increased $57.1 million, or 16.4 percent, from $348.4 million during the second quarter of 2000 to $405.5 million during the second quarter of 2001. The increase was primarily due to strong aerostructures sales as well as a slight increase in aviation technical services sales (i.e. airframe maintenance and modification services, component overhauls, etc.). The increase in aerostructures sales was primarily driven by program rate increases on the PW4000, B717-200 and V2500 programs, higher aftermarket spares sales, increased aftermarket services (i.e. aerostructures maintenance, repair and overhaul services) and several program start-ups (C-5 Pylon, F-15). Partially offsetting these increases was a decrease in aftermarket sales of Super 27 aircraft.

Operating income increased $14.3 million, or 29.2 percent, from $49.0 million during the second quarter of 2000 to $63.3 million during the second quarter of 2001. The increase was primarily due to the increase in sales noted above, as well as productivity improvements on several aerostructures programs, increased higher margin aftermarket sales and lower costs and increased efficiencies associated with aviation technical services. Partially offsetting these gains were additional costs associated with the implementation of an ERP system at the group's aerostructures businesses.

LANDING SYSTEMS GROUP: Sales increased $21.1 million, or 8.1 percent, from $259.0 million during the second quarter of 2000 to $280.1 million during the second quarter of 2001. The increase was primarily attributable to higher sales of landing gear and wheels and brakes. Landing gear sales increased across all major markets primarily due to increased sales of original equipment to Boeing, Bombardier, and the U.S. government. Major programs contributing to the increased sales of landing gear included the B737-700, B777, F16, RJ601, and CRJ700 programs. Wheel and brake sales were higher than the second quarter of 2000 due to increased aftermarket sales in the commercial, regional, and military markets primarily on the B747-400, Embraer 145, DeHavilland Dash 8, F16, and P3B programs. This increase in sales was partially offset by decreased sales of landing gear overhaul services due primarily to fewer customer removals as a result of airline operating cost constraints.

Operating income decreased $1.6 million, or 4.6 percent, from $35.1 million during the second quarter of 2000 to $33.5 million during the second quarter of 2001. The decrease in operating income was primarily due to increased wheel and brake sales incentives primarily to Airbus, Embraer, and Bombardier and decreased sales of landing gear overhaul services. The decrease in operating income was partially offset by increased original equipment sales of landing gear as well as increased aftermarket sales of wheels and brakes.

ENGINE AND SAFETY SYSTEMS GROUP: Sales increased $43.1 million, or 28.1 percent, from $153.5 million during the second quarter of 2000 to $196.6 million during the second quarter of 2001. While all of the group's product lines experienced an increase in sales over the second quarter last year, the increase was primarily attributable to a significant increase in aftermarket sales of evacuation products, particularly on the B747 program, increased demand for the group's gas turbine products that serve both the aerospace and industrial engine markets, as well as acquisitions.

Operating income increased $9.2 million, or 30.5 percent, from $30.2 million during the second quarter of 2000 to $39.4 million during the second quarter of 2001. The increase was primarily attributable to the increase in sales noted above, partially offset by increased R&D expenses primarily related to continuing development of passenger restraint systems.

ELECTRONIC SYSTEMS GROUP: Sales increased $44.9 million, or 32.2 percent, from $139.3 million during the second quarter of 2000 to $184.2 million during the second quarter of 2001. The increase was driven by acquisitions (approximately $37 million) and increased sales by the group's core businesses (approximately $8 million). The increase in sales at the group's core businesses was primarily attributable to increased sales of sensors, fuel and utility systems as well as lightning detection and collision avoidance units. The increase in sensor sales was driven by increased regional and business OE demand, airline retrofits and the resumption of thermocouple shipments to the USAF. Increased sales of fuel and utility systems was due mostly to aftermarket sales of spares and retrofit products, particularly on the B747 and B737 programs. These increases were partially offset by program delays and cancellations that impacted the group's space-based businesses.

Operating income increased $5.4 million, or 19.6 percent, from $27.6 million during the second quarter of 2000 to $33.0 million during the second quarter of 2001. The increase was primarily due to the factors noted above, partially offset by increased investment in MEMS (micro-electromechanical systems) technologies and products as well as increased R&D expenses on the Smart Deck Integrated Flight Controls & Display System.

Despite the increase in operating income noted above, operating income margins decreased from 19.8 percent during the second quarter of last year to 17.9 percent during the second quarter of 2001. The decrease was primarily attributable to the program delays and cancellations impacting the group's space-based businesses noted above, as well as lower margins from recent acquisitions.


         FIRST SIX MONTHS OF 2001 COMPARED WITH FIRST SIX MONTHS OF 2000

AEROSTRUCTURES AND AVIATION TECHNICAL SERVICES GROUP: Sales increased $59.3 million, or 8.4 percent, from $706.0 million during the first six months of 2000 to $765.3 million during the first six months of 2001. The increase in sales was primarily due to rate increases on the PW4000, B717-200, CFM56-5 (A319, A320 and A321) and V2500 programs, higher aftermarket spares sales, increased aftermarket services and several program start-ups (C-5 Pylon, F-15). Partially offsetting these increases was a decrease in aftermarket sales of Super 27 aircraft, rate decreases on the CFM56-5 (A340) and RR535-E4 programs and a slight decrease in aviation technical services sales.

Operating income increased $18.0 million, or 18.4 percent, from $97.9 million during the first six months of 2000 to $115.9 million during the first six months of 2001. The increase was driven by productivity improvements on several aerostructures programs, reduced non-recurring engineering costs associated with the terminated X-33 program, lower costs and increased efficiencies associated with aviation technical services and the order rate increase on the programs noted above. Partially offsetting these gains were additional costs associated with the implementation of an ERP system at the group's aerostructures businesses and the favorable impact that resulted from the closeout of the MD-11 contract during the first quarter of 2000.

LANDING SYSTEMS GROUP: Sales increased $50.6 million, or 9.7 percent, from $519.1 million during the first six months of 2000 to $569.7 million during the first six months of 2001. The increase in sales was primarily attributable to higher sales of landing gear and wheels and brakes. Landing gear sales increased across all major markets primarily due to increased sales of original equipment to Boeing, Bombardier, and the U.S. government. Major programs contributing to the increased sales of landing gear included the B777, F16, DeHavilland Dash 8, and RJ601 programs. The increased sales of wheels and brakes related primarily to increased aftermarket sales in the commercial, regional, business and military markets primarily on the B747-400, B777, Embraer 145, DeHavilland Dash 8, F16, and Cessna programs. This increase in sales was partially offset by decreased sales of landing gear overhaul services primarily due to fewer customer removals as a result of airline operating cost constraints.

Operating income increased $1.9 million, or 2.6 percent, from $72.4 million during the first six months of 2000 to $74.3 million during the first six months of 2001. The increase was primarily due to the increase in volume noted above, partially offset by increased sales incentives and decreased sales of landing gear overhaul services.

ENGINE AND SAFETY SYSTEMS GROUP: Sales increased $72.6 million, 24.1 percent, from $301.3 million during the first six months of 2000 to $373.9 million during the first six months of 2001. While all of the group's product lines experienced an increase in sales over the second quarter last year, the increase was primarily attributable to a significant increase in aftermarket sales of evacuation products, particularly on the B747 program, increased demand for the group's gas turbine products that serve both the aerospace and industrial engine markets, as well as acquisitions.

Operating income increased $11.8 million, or 20.5 percent, from $57.5 million during the first six months of 2000 to $69.3 million during the first six months of 2001. The increase was primarily attributable to the increase in sales noted above, partially offset by increased R&D expenses primarily related to continuing development of passenger restraint systems. The increase was also negatively affected by the recovery of certain non-recurring engineering costs during the first six months of 2000. No such recovery occurred in 2001.

ELECTRONIC SYSTEMS GROUP: Sales increased $91.8 million, or 34.4 percent, from $266.8 million during the first six months of 2000 to $358.6 million during the first six months of 2001. The increase was driven by acquisitions (approximately $69 million) and increased sales by the group's core businesses (approximately $23 million). The increase in sales at the group's core businesses was primarily attributable to increased sales of sensors, fuel and utility systems as well as lightning detection and collision avoidance units. The increase in sensor sales was driven by increased regional and business OE demand, airline retrofits and the resumption of thermocouple shipments to the USAF. The fuel and utility sales increases were due mostly to aftermarket sales of spares and retrofit products, particularly on the B747 and B737 programs. These increases were partially offset by program delays and cancellations that impacted the space-based businesses of the group.

Operating income increased $11.6 million, or 22.0 percent, from $52.8 million during the first six months of 2000 to $64.4 million during the first six months of 2001. The increase was primarily due to the factors noted above, partially offset by increased investment in MEMS (micro-electromechanical systems) technologies and products as well as increased R&D expenses on the Smart Deck Integrated Flight Controls & Display System.

Despite the increase in operating income noted above, operating income margins decreased from 19.8 percent during the first six months of last year to 18.0 percent during the first six months of 2001. The decrease was primarily attributable to the program delays and cancellations impacting the group's space-based businesses noted above, as well as lower margins from recent acquisitions.


ENGINEERED INDUSTRIAL PRODUCTS

(DOLLARS IN MILLIONS)

                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                           JUNE 30,                      JUNE 30,
                                      2001           2000           2001           2000
                                     ------         ------         ------         ------
Sales                                $172.6         $182.2         $348.8         $359.8
Operating Income                     $ 24.7         $ 32.6         $ 50.6         $ 66.2
Operating Income as a Percent
    of Sales                           14.3%          17.9%          14.5%          18.4%


           SECOND QUARTER OF 2001 COMPARED WITH SECOND QUARTER OF 2000

Sales decreased by $9.6 million, or 5.3 percent, from $182.2 million during the second quarter of 2000 to $172.6 million during the second quarter of 2001. The decrease was primarily attributable to lower sales of sealing products and continued weakness in the domestic automotive and heavy-duty truck and trailer markets served by the segment. These decreases were partially offset by increased engine sales quarter over quarter.

Operating income decreased by $7.9 million, or 24.2 percent, from $32.6 million during the second quarter of 2000 to $24.7 million during the second quarter of 2001. In addition to the decrease in sales noted above, sales mix, pricing pressures as well as increased utility costs all contributed to the reduction in operating income and in the lower percentage of operating income to sales quarter over quarter (17.9 percent in the second quarter of 2000 versus 14.3 percent in the second quarter of 2001).

         FIRST SIX MONTHS OF 2001 COMPARED WITH FIRST SIX MONTHS OF 2000

Sales decreased by $11.0 million, or 3.1 percent, from $359.8 million during the first six months of 2000 to $348.8 million during the first six months of 2001. The decrease was primarily attributable to lower sales of sealing products and continued weakness in the domestic automotive and heavy-duty truck and trailer markets served by the segment. These decreases were partially offset by increased engine sales period over period.

Operating income decreased by $15.6 million, or 23.6 percent, from $66.2 million during the first six months of 2000 to $50.6 million during the first six months of 2001. In addition to the decrease in sales noted above, sales mix, pricing pressures as well as increased utility costs all contributed to the reduction in operating income and in the percentage of operating income to sales quarter over quarter (18.4 percent during the first six months of 2000 versus 14.5 percent during the first six months of 2001).


                         CAPITAL RESOURCES AND LIQUIDITY

The following table summarizes our cash flow activities for the periods indicated:

(DOLLARS IN MILLIONS)                                       SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        -------------------------
                                                          2001             2000         CHANGE
                                                        --------         --------      --------
Cash flows from:
   Operating activities of continuing operations        $   23.5         $   34.8      $  (11.3)
   Investing activities of continuing operations        $  (95.8)        $  (68.3)     $  (27.5)
   Financing activities of continuing operations        $ (750.6)        $   22.5      $ (773.1)
   Discontinued operations                              $1,037.0         $   27.9      $1,009.1


Cash flow from operating activities of continuing operations decreased $11.3 million from $34.8 million during the first six months of 2000 to $23.5 million during the first six months of 2001, primarily as a result of increased working capital requirements and asbestos-related payments (net of insurance recoveries), partially offset by lower merger-related and consolidation payments. Cash used in investing activities of continuing operations increased $27.5 million between periods mainly due to an expansion of the Company's carbon producing capabilities and a large ERP project at the Company's aerostructures operations. The significant increase in cash used in financing activities between periods was primarily attributable to the repayment of all outstanding short-term indebtedness with the proceeds from the Performance Materials sale (see cash flow from Discontinued Operations above).

Approximately $175 million of notes matured in July 2001 and were paid from the Company's existing cash balances. The Company also expects to pay approximately $240 million, net, in the third quarter related to previously announced acquisitions, net of expected proceeds on the sale of the Company's Electronic Materials business.

The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000) to satisfy its operating requirements and capital spending programs, and to finance growth opportunities as they arise.

The Company's net debt-to-capitalization ratio (net of cash and cash equivalents) was 40.4 percent at June 30, 2001 as compared to 59.1 percent at December 31, 2000. For purposes of this ratio, the trust preferred securities are treated as capital. The decrease was primarily attributable to the sale of Performance Materials during the period and the use of proceeds to reduce short-term indebtedness of the Company.

                                  CONTINGENCIES

GENERAL

There are pending or threatened against Goodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Goodrich believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company's consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

In May 2000, the Company and its subsidiary Rohr, Inc., were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In June 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million.

The Company and its legal counsel believe that there are several points of error in the judgment and in the court proceedings and has filed post-trial motions indicating such. Should the post-trial motions not result in a reversal of the assessed damages, the Company intends to appeal the verdict. As it is the Company's opinion, as well as that of its legal counsel, that it is more likely than not that the trial court judgment will be reversed or vacated either as a result of our post-trial motions or on appeal, no additional amounts have been recorded within the Company's financial statements as of June 30, 2001.

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

The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. It also conducts a compliance and management systems audit program. The Company believes that compliance with current laws and governmental regulations concerning the environment will not have a material adverse effect on its capital expenditures, earnings or competitive position.

The Company's environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

At June 30, 2001, the Company has recorded in Accrued Expenses and in Other Non-Current Liabilities a total of $115.2 million to cover future environmental expenditures. This amount is recorded on an undiscounted basis.

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

ASBESTOS

GARLOCK INC. AND THE ANCHOR PACKING COMPANY

As of June 30, 2001, these two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers.

Settlements are generally made on a group basis with payments made to individual claimants over a period of one to four years. The Company recorded charges to operations amounting to approximately $4.0 million during the first six months of 2001 and 2000 related to payments not covered by insurance.

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

Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, legislative efforts and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers to cover the majority of its exposure, the Company believes that pending and reasonably anticipated future actions against Garlock and Anchor are not likely to have a material adverse effect on the Company's financial condition, but could be material to the Company's results of operations or cash flows in a given period.

Although the insurance coverage which Garlock has available to it is substantial (approximately $965 million, of which approximately $216 million was committed as of June 30, 2001), it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, some of which allege initial exposure after July 1, 1984. However, these cases are not significant and the Company regularly rejects them for settlement.

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


                                                       SIX MONTHS ENDED

(DOLLARS IN MILLIONS)                            JUNE 30,          JUNE 30,
                                                   2001              2000
                                                ---------         ---------

New Actions Filed                                  18,700            19,200

Payments                                        $   (90.7)        $   (59.0)
Insurance Received                                   43.3              36.3
                                                ---------         ---------
    Net Cash Flow                               $   (47.4)        $   (22.7)
                                                =========         =========


                                               AT JUNE 30,      AT DECEMBER 31,
                                                   2001              2000
                                                ---------         ---------

Actions in Advanced Stages                          2,218             5,800
Open Actions                                       87,200            96,300

Estimated Liability for Settled Actions and
  Actions in Advanced Stages of Processing      $   224.2         $   231.3
Estimated Amounts Recoverable
  from Insurance                                $   323.0         $   285.7


The Company paid $47.4 million and $22.7 million for the defense and disposition of Garlock and Anchor asbestos-related claims, net of amounts received from insurance carriers, during the first six months of 2001 and 2000, respectively. The amount of spending during the first six months of 2001 was consistent with the Company's expectation that spending during 2001 would be higher than in 2000.

Although the number of new actions filed year to date is less than the same period last year, the Company continues to believe there will be an increase in the number of new actions filed during 2001 as compared to the prior year. The Company believes this increase will represent the acceleration of claims from future periods rather than an increase in the total number of asbestos-related claims expected. This acceleration is expected to be mostly attributable to bankruptcies of other asbestos defendants and proposed legislation currently being discussed in Congress.

The acceleration of the claims also may have the impact of accelerating the associated settlement payments. Arrangements with Garlock's insurance carriers, however, potentially limit the amount that can be received in any one year. The Company is currently pursuing various options to ensure as close a matching as possible between payments made on behalf of Garlock and recoveries received from insurance. Although these efforts, if successful, would result in the acceleration of receipt of insurance proceeds, they also may result in additional costs to the Company due to the uncollectibility of certain insolvent insurance. These costs, if any, cannot be reasonably estimated and management believes that they would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

OTHER

The Company and certain of its subsidiaries (excluding Garlock and Anchor) have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. These actions primarily relate to previously owned businesses. The number of claims to date has not been significant and the Company has substantial insurance coverage available to it. Also, some of these claims are usually resolved/dismissed as part of the Garlock and/or Anchor settlements reached. Based on the above, the Company believes that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company's financial condition or results of operations.

The Company and certain of its subsidiaries (excluding Garlock and Anchor) are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that these categories of claims are not likely to have a material adverse effect on the Company's financial condition or results of operations.


                           CERTAIN AEROSPACE CONTRACTS

The Company's aerostructures business has a contract with Boeing on the B717-200 program that is subject to certain risks and uncertainties. The Company has pre-production inventory of $66.7 million related to design and development costs on the B717-200 program at June 30, 2001. In addition, the Company has excess-over-average inventory of $54.2 million related to costs associated with the production of the flight test inventory and the first production units on this program. The aircraft was certified on September 1, 1999 and Boeing is actively marketing the plane. Recovery of these costs will depend on the ultimate number of aircraft delivered and successfully achieving the Company's cost projections in future years.

The Company's aerostructures business is also in the business of re-engining 727 aircraft. The re-engining assists operators of these aircraft meet sound attenuation requirements as well as improve their fuel efficiency. The aerostructures business has entered into several collateralized financing arrangements to assist its customers.


                             TRANSITION TO THE EURO

Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of those countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the twelve participating countries.

Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of bank accounts, accounting systems and other treasury and cash management activities. The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. Actions taken to date include the formation of a multi-discipline Euro task force and the ability to quote its prices, invoice when requested by the customer and issue pay checks to its employees on a dual currency basis. The Company has not yet set conversion dates for its accounting systems, statutory reporting and its tax books. The financial institutions with which the Company has relationships have transitioned to the Euro successfully and are issuing statements in dual currencies.

                            NEW ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet determined the effects of these changes on the Company's financial position or results of operations.


         FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This document includes statements that reflect projections or expectations of our future financial condition, results of operations or business that are subject to risk and uncertainty. We believe such statements to be "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Goodrich's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe", "expect", "anticipate", "intend", "estimate", "are likely to be" and similar expressions.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, the Company has been notified that it is among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sits. See Note J to the accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference.

In May 2000, the Company and its subsidiary Rohr, Inc., were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In June 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million.

The Company and its legal counsel believe that there are several points of error in the judgement and in the court proceedings and has filed post-trial motions indicating such. Should the post-trial motions not result in a reversal of the assessed damages, the Company intends to appeal the verdict. As it is the Company's opinion, as well as that of its legal counsel, that it is more likely than not that the trial court judgment will be reversed or vacated either as a result of our post-trial motions or on appeal, no additional amounts have been recorded within the Company's financial statements as of June 30, 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 17, 2001. As described in the 2001 Proxy Statement, the following actions were taken:

o        The eleven nominees for directors were elected.

o The appointment of Ernst & Young LLP as independent auditors for the year 2001 was ratified.

o The amendment and restatement of the Restated Certificate of Incorporation to change the Company's name to Goodrich Corporation and to eliminate obsolete provisions thereof was approved.

o        The 2001 Stock Option Plan was approved.

o        The Employee Stock Purchase Plan was approved.

The votes were as follows:

For Director:
                                           Number of             Number of
                                           Shares                Shares
                                           Voted For             Vote Withheld
                                           ----------            -------------
         David L. Burner                   92,278,599            1,814,328
         Diane C. Creel                    92,701,501            1,391,426
         George A. Davidson, Jr.           92,696,711            1,396,216
         Harris E. DeLoach, Jr.            92,616,463            1,476,464
         James J. Glasser                  92,580,017            1,512,910
         William R. Holland                92,728,952            1,363,975
         Douglas E. Olesen                 92,724,456            1,368,471
         Richard de J. Osborne             92,695,848            1,397,079
         Alfred M. Rankin, Jr.             92,583,607            1,509,320
         James R. Wilson                   92,746,594            1,346,333
         A. Thomas Young                   92,717,447            1,375,480

For ratification of independent auditors:

91,220,169 shares voted for; 2,020,308 shares voted against; and 852,450 shares abstained from voting.

For amendment and restatement of the Restated Certificate of Incorporation:

91,889,114 shares voted for; 1,332,062 shares voted against; and 871,751 shares abstained from voting.


For approval of the 2001 Stock Option Plan:

67,620,084 shares voted for; 15,423,887 shares voted against; and 928,976 shares abstained from voting.

For approval of the Employee Stock Purchase Plan:

80,907,916 shares voted for; 2,307,194 shares voted against; and 757,837 shares abstained from voting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit 3(C) Amendment to Restated Certificate of Incorporation filed June 1, 2001.

         Exhibit 10(HH) 2001 - 2003 Long-Term Incentive Plan Summary Plan Description and form of award agreement.

         Exhibit 10(II) 2001 Stock Option Plan, filed as Exhibit D to the Company's 2001 Proxy Statement dated March 5, 2001 is incorporated herein by reference.

         Exhibit 10(JJ) Employee Stock Purchase Plan, filed as Exhibit E to the Company's 2001 Proxy Statement dated March 5, 2001 is incorporated herein by reference.

(b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001:

         Current Report on Form 8-K filed May 1, 2001 relating to the announcement of the Company's earnings for the three month period ended March 31, 2001 (Item 5).

         Current Report on Form 8-K filed May 15, 2001, relating to excerpts from the presentation materials used at the Credit Suisse First Boston/Aviation Week Aerospace Finance Conference (Item 9).

         Current Report on Form 8-K filed June 19, 2001, relating to excerpts from the presentation materials used at the Paris Air Show (Item 9).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 1, 2001                                  Goodrich Corporation
--------------                                  --------------------




                                                /S/ULRICH SCHMIDT
                                                --------------------------------
                                                Ulrich Schmidt
                                                Senior Vice President and
                                                Chief Financial Officer





                                                /S/ROBERT D. KONEY, JR.
                                                --------------------------------
                                                Robert D. Koney, Jr.
                                                Vice President & Controller
                                                (Chief Accounting Officer)