Form 10-Q
period 2001-09-30
GOODRICH CORP
filed 2001-10-31
CIK 42542

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                          SEPTEMBER 30, 2001

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

                                 Yes [X] No [ ]


As of September 30, 2001, there were 101,938,739 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly-owned subsidiary). There is only one class of common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GOODRICH CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                         --------------------    ---------------------
                                            2001       2000       2001         2000
                                         ---------    -------    --------    ---------
Sales                                    $ 1,051.9    $ 932.4    $3,131.7    $ 2,739.2
Operating Costs and Expenses:
  Cost of sales                              752.9      673.4     2,236.6      1,982.7
  Selling and administrative expenses        144.4      118.8       445.8        362.0
  Merger-related and consolidation costs       1.5        8.3        14.9         29.1
                                         ---------    -------    --------    ---------
                                             898.8      800.5     2,697.3      2,373.8
                                         ---------    -------    --------    ---------
Operating income                             153.1      131.9       434.4        365.4
Interest expense                             (24.1)     (28.4)      (82.8)       (77.3)
Interest income                                7.0        0.8        18.9          3.4
Other income (expense) - net                  (8.1)      (6.4)      (15.9)       (13.4)
                                         ---------    -------    --------    ---------
Income before
  income taxes and Trust distributions       127.9       97.9       354.6        278.1
Income tax expense                           (43.1)     (34.5)     (118.9)       (97.2)
Distributions on Trust Preferred
  Securities                                  (4.6)      (4.6)      (13.8)       (13.8)
                                         ---------    -------    --------    ---------
Income from Continuing Operations             80.2       58.8       221.9        167.1
Income from Discontinued Operations            7.8       21.1       121.7         80.6
                                         ---------    -------    --------    ---------
Net Income                               $    88.0    $  79.9    $  343.6    $   247.7
                                         =========    =======    ========    =========
Basic Earnings per Share:
  Continuing operations                  $    0.77    $  0.58    $   2.14    $    1.58
  Discontinued operations                     0.08       0.21        1.18         0.76
                                         ---------    -------    --------    ---------
  Net Income                             $    0.85    $  0.79    $   3.32    $    2.34
                                         =========    =======    ========    =========
Diluted Earnings per Share:
  Continuing operations                  $    0.76    $  0.57    $   2.10    $    1.56
  Discontinued operations                     0.07       0.20        1.14         0.75
                                         ---------    -------    --------    ---------
  Net Income                             $    0.83    $  0.77    $   3.24    $    2.31
                                         =========    =======    ========    =========
Dividends declared per common share      $   0.275    $ 0.275    $  0.825    $   0.825
                                         =========    =======    ========    =========


See notes to condensed consolidated financial statements.

                              GOODRICH CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                            2001          2000
                                                          --------      --------
ASSETS
Current Assets
  Cash and cash equivalents                               $   84.3      $   77.5
  Accounts and notes receivable, less allowances
     for doubtful receivables ($40.9 at
          September 30, 2001; $26.1 at December 31, 2000)    683.8         633.3
  Inventories                                                905.8         809.6
  Deferred income taxes                                      154.9          92.0
  Prepaid expenses and other assets                           34.7          75.1
  Net assets of discontinued operations                      283.4       1,049.7
                                                          --------      --------
     Total Current Assets                                  2,146.9       2,737.2
                                                          --------      --------

Property, plant and equipment                                949.5         897.0
Prepaid pension                                              243.8         235.0
Goodwill                                                     763.5         681.7
Identifiable intangible assets                               131.6         102.1
Payment-in-kind notes receivable, less discount
     ($21.9 at September 30, 2001)                           163.1            --
Other assets                                                 461.2         403.7
Net assets of discontinued operations                           --         233.6
                                                          --------      --------
                                                          $4,859.6      $5,290.3
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                    $   10.6      $  755.6
  Accounts payable                                           413.3         366.3
  Accrued expenses                                           479.6         517.0
  Income taxes payable                                       219.3          59.3
  Current maturities of long-term debt
    and capital lease obligations                              9.7         179.2
                                                          --------      --------
     Total Current Liabilities                             1,132.5       1,877.4
                                                          --------      --------
Long-term debt and capital lease obligations               1,310.6       1,301.4
Pension obligations                                           61.4          61.4
Postretirement benefits other than pensions                  328.0         334.4
Deferred income taxes                                         20.9           2.4
Other non-current liabilities                                232.4         212.9
Commitments and contingent liabilities                          --            --
Mandatorily redeemable preferred securities of trust         274.8         273.8

Shareholders' Equity
  Common stock - $5 par value
    Authorized 200,000,000 shares; issued 115,096,525 shares
    at September 30, 2001, and 113,295,049 shares at
    December 31, 2000 (excluding 14,000,000 shares
    held by a wholly-owned subsidiary at each date)          575.5         566.5
  Additional capital                                         972.6         922.8
  Income retained in the business                            416.1         158.1
  Accumulated other comprehensive income                     (61.1)        (59.6)
  Unearned portion of restricted stock awards                 (0.7)         (1.2)
  Common stock held in treasury, at cost (13,157,786 shares
    at September 30, 2001, and 10,964,761 shares
    at December 31, 2000)                                   (403.4)       (360.0)
                                                          --------      --------
     Total Shareholders' Equity                            1,499.0       1,226.6
                                                          --------      --------
                                                          $4,859.6      $5,290.3
                                                          ========      ========

See notes to condensed consolidated financial statements.

                              GOODRICH CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
OPERATING ACTIVITIES
   Income from continuing operations                          $  221.9      $  167.1
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Merger related and consolidation:
      Expenses                                                    14.9          29.1
      Payments                                                   (22.2)        (41.0)
    Depreciation and amortization                                129.3         122.7
    Deferred income taxes                                         24.2          14.7
    Net gains on sales of businesses                              (7.2)         (2.0)
    Payment-in-kind interest income                              (12.3)           --
    Change in assets and liabilities, net of effects
      of acquisitions and dispositions of
      Businesses:
       Receivables                                               (50.1)       (105.5)
       Sale of receivables                                         6.0           5.6
       Inventories                                               (87.6)        (69.1)
       Other current assets                                      (16.1)        (10.3)
       Accounts payable                                           17.1          16.1
       Accrued expenses                                           15.8           1.4
       Income taxes payable                                       62.5         (39.2)
       Tax benefit on non-qualified options                       (7.6)           --
       Other non-current assets and liabilities                  (73.9)       (121.8)
                                                              --------      --------
   Net cash provided by (used in) operating activities of
    continuing operations                                        214.7         (32.2)
                                                              --------      --------
INVESTING ACTIVITIES
  Purchases of property                                         (134.6)        (85.2)
  Proceeds from sale of property                                   0.7          22.5
  Proceeds from sale of businesses                                15.6           4.8
  Payments made in connection with acquisitions,
    net of cash acquired                                        (119.2)        (37.6)
                                                              --------      --------
  Net cash used by investing activities of continuing
    operations                                                  (237.5)        (95.5)
                                                              --------      --------
FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                        (729.0)        500.8
  Repayment of long-term debt and capital lease
    obligations                                                 (179.1)           --
  Proceeds from issuance of capital stock                         50.6          16.1
  Purchases of treasury stock                                    (27.8)       (300.1)
  Dividends                                                      (85.1)        (89.5)
  Distributions on Trust preferred securities                    (13.8)        (13.8)
                                                              --------      --------
  Net cash provided (used) by financing activities of
    continuing operations                                       (984.2)        113.5
                                                              --------      --------
DISCONTINUED OPERATIONS
  Net cash provided (used) by discontinued operations            (24.4)         41.5
  Proceeds from sale of discontinued operations                1,035.7            --
                                                              --------      --------
  Net cash provided by discontinued operations                 1,011.3          41.5
                                                              --------      --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                                      2.5          (3.5)
                                                              --------      --------
Net Increase in Cash and Cash Equivalents                          6.8          23.8
Cash and Cash Equivalents at Beginning of Period                  77.5          66.4
                                                              --------      --------
Cash and Cash Equivalents at End of Period                    $   84.3      $   90.2
                                                              ========      ========





See notes to condensed consolidated financial statements.

                              GOODRICH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation ("Goodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

As discussed in Note H, the Company's Performance Materials and Engineered Industrial Products ("EIP") segments have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company's continuing operations.

NOTE B: ACQUISITIONS - In the first nine months of 2001, the Company acquired a manufacturer of aerospace lighting systems and related electronics, as well as the assets of a designer and manufacturer of inertial sensors used for guidance and control of unmanned vehicles and precision-guided systems. Total consideration aggregated $114.4 million, of which $101.6 million represented goodwill and other intangible assets. The purchase price allocation for these acquisitions has been based on preliminary estimates.

NOTE C: INVENTORIES - Inventories included in the accompanying Condensed Consolidated Balance Sheet consist of:

         (DOLLARS IN MILLIONS)                             SEPTEMBER 30,  DECEMBER 31,
                                                                2001         2000
                                                              -------      -------
         FIFO or average cost (which approximates current
         costs):
           Finished products                                  $ 154.7      $ 170.7
           In process                                           628.8        563.9
           Raw materials and supplies                           205.5        162.8
                                                              -------      -------
                                                                989.0        897.4
         Less:
           Reserve to reduce certain
               inventories to LIFO                              (40.9)       (39.0)
           Progress payments and advances                       (42.3)       (48.8)
                                                              -------      -------
         Total                                                $ 905.8      $ 809.6
                                                              =======      =======

In-process inventories include significant deferred costs related to production, pre-production and excess-over-average costs for long-term contracts. The Company has pre-production inventory of $63.2 million related to design and development costs on the B717-200 program at September 30, 2001. In addition, the Company has excess-over-average inventory of $50.6 million related to costs associated with the production of the flight test inventory and the first production units on this program. The aircraft was certified by the FAA on September 1, 1999. Boeing is currently evaluating the 717 program. If the program is significantly curtailed or cancelled, the Company would be required to recognize a non-cash charge for a portion of its investment in non-recurring engineering and inventory related to this program.

NOTE D: BUSINESS SEGMENT INFORMATION - Due to the sale of the Company's Performance Materials segment earlier this year, as well as the intended spin-off of the Company's EIP segment early in 2002, the Company has redefined its segments in accordance with SFAS 131. The Company's operations are now classified into four reportable business segments: Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems, and Electronic Systems. Accordingly, the Company has reclassified all periods based on its revised segment reporting.

Aerostructures and Aviation Technical Services: Aerostructures is a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The aviation technical sales division performs comprehensive total aircraft maintenance, repair, overhaul and modification for many commercial airlines, independent operations, aircraft leasing companies and airfreight carriers.

Landing Systems: Landing Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several divisions within the group are linked by their ability to contribute to the integration design, manufacture and service of entire aircraft undercarriage systems, including sensors, landing gear, certain brake controls and wheels and brakes.

Engine and Safety Systems: Engine and Safety Systems produces engine and fuel controls, pumps, fuel delivery systems, as well as structural and rotating components such as disks, blisks, shafts and airfoils. This group also produces aircraft evacuation, de-icing and passenger restraint systems, as well as ejection seats and crew and attendant seating.

Electronic Systems: Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris; engine, transmission and structural health; and aircraft motion control systems. The group's products also include instruments and avionics, warning and detection systems, ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems and laser warning systems.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Merger related and consolidation costs are presented separately and are discussed in Note G of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for the consolidated Company. There are no significant intersegment sales.

(DOLLARS IN MILLIONS)                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                   ----------------------     ----------------------
                                     2001          2000         2001          2000
                                   --------      --------     --------      --------
Sales
   Aerostructures and Aviation
      Technical Services           $  374.0      $  375.4     $1,139.3      $1,081.4
   Landing Systems                    293.1         265.9        862.8         785.0
   Engine and Safety Systems          190.0         158.7        576.2         473.6
   Electronic Systems                 194.8         132.4        553.4         399.2
                                   --------      --------     --------      --------
     Total Sales                   $1,051.9      $  932.4     $3,131.7      $2,739.2
                                   ========      ========     ========      ========
Segment Operating Income
   Aerostructures and Aviation
      Technical Services           $   60.7      $   57.3     $  176.6      $  155.2
   Landing Systems                     40.9          35.7        115.2         108.1
   Engine and Safety Systems           35.4          28.3        104.4          87.1
   Electronic Systems                  29.9          33.1         94.3          85.9
                                   --------      --------     --------      --------
                                      166.9         154.4        490.5         436.3
Corporate General and
     Administrative Expenses          (12.3)        (14.2)       (41.2)        (41.8)
Merger-related and
     Consolidation Costs               (1.5)         (8.3)       (14.9)        (29.1)
                                   --------      --------     --------      --------
     Total Operating Income        $  153.1      $  131.9     $  434.4      $  365.4
                                   ========      ========     ========      ========

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                        2001         2000
                                                      --------     --------
         Assets
            Aerostructures and Aviation
               Technical Services                     $1,329.5     $1,237.3
            Landing Systems                            1,002.4        948.8
            Engine and Safety Systems                    544.0        504.7
            Electronic Systems                           992.2        821.6
            Net Assets of Discontinued Operations        283.4      1,283.3
            Corporate                                    708.1        494.6
                                                      --------     --------
              Total Assets                            $4,859.6     $5,290.3
                                                      ========     ========


NOTE E: EARNINGS PER SHARE - The computation of basic and diluted earnings per share from continuing operations is as follows:

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)          SEPTEMBER 30,           SEPTEMBER 30,
                                            --------------------    ---------------------
                                              2001        2000        2001        2000
                                            --------    --------    --------    --------
Numerator:
Numerator for basic earnings per share
   - income available to common             $  80.2     $  58.8     $ 221.9     $ 167.1
shareholders
Effect of dilutive securities:
   Convertible preferred securities             1.3         1.6         4.3          --
                                            -------     -------     -------     -------
Numerator for diluted earnings per
      share-income available to common
      shareholders after assumed
      conversions                           $  81.5     $  60.4     $ 226.2     $ 167.1
                                            =======     =======     =======     =======
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares         103.9       101.6       103.5       105.7
                                            -------     -------     -------     -------
   Effect of dilutive securities:
      Stock options, performance shares
          and restricted shares                 0.3         1.8         1.1         1.4
      Convertible preferred securities          2.9         2.9         2.9          --
                                            -------     -------     -------     -------
   Dilutive potential common shares             3.2         4.7         4.0         1.4
                                            -------     -------     -------     -------
   Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions          107.1       106.3       107.5       107.1
                                            =======     =======     =======     =======
Earnings per share:
   Basic                                    $  0.77     $  0.58     $  2.14     $  1.58
                                            =======     =======     =======     =======
   Diluted                                  $  0.76     $  0.57     $  2.10     $  1.56
                                            =======     =======     =======     =======

The computation of diluted earnings per share for the nine months ended September 30, 2000 excludes the effect of 2.9 million potential common shares for assumed conversions of convertible preferred securities because the effect would be anti-dilutive.

NOTE F:  COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

(DOLLARS IN MILLIONS)             THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                 --------------------      --------------------
                                   2001         2000         2001         2000
                                 -------      -------      -------      -------
Net Income                       $  88.0      $  79.9      $ 343.6      $ 247.7
Other Comprehensive Income -
   Unrealized translation
   adjustments during period        (0.1)       (15.2)        (1.5)       (18.3)
                                 -------      -------      -------      -------
Total Comprehensive Income       $  87.9      $  64.7      $ 342.1      $ 229.4
                                 =======      =======      =======      =======

Accumulated other comprehensive income consists of the following (dollars in millions):

                                               SEPTEMBER 30,  DECEMBER 31,
                                                    2001         2000
                                                  -------      -------
         Cumulative unrealized translation
         adjustments                              $ (55.4)     $ (53.9)
         Minimum pension liability adjustment        (5.7)        (5.7)
                                                  -------      -------
                                                  $ (61.1)     $ (59.6)
                                                  =======      =======


NOTE G:  MERGER RELATED AND CONSOLIDATION COSTS

Through September 30, 2001, the Company recorded charges totaling $14.9 million ($9.9 million after-tax). The charges were recorded as follows:

                 (DOLLARS IN MILLIONS)              NINE MONTHS
                                                       ENDED
                                                   SEPTEMBER 30,
                                                       2001
                                                     -------
                 Segments                            $  13.0
                 Corporate                               1.9
                                                     -------
                                                     $  14.9
                                                     =======

Merger-related and consolidation reserves at December 31, 2000 and September 30, 2001, as well as activity during the nine months ended September 30, 2001, consisted of:

                                          (DOLLARS IN MILLIONS)
                          -----------------------------------------------------
                            BALANCE                                 BALANCE
                          DECEMBER 31,                            SEPTEMBER 30,
                              2000       PROVISION    ACTIVITY        2001
                              ----       ---------    --------        ----
 Personnel-related           $ 12.9       $  6.9       $ (9.1)       $ 10.7
 costs
 Transaction costs              1.9           --         (1.9)           --
 Consolidation                 43.4          8.0        (45.9)          5.5
                             ------       ------       ------        ------
                             $ 58.2       $ 14.9       $(56.9)       $ 16.2
                             ======       ======       ======        ======

The $14.9 million PROVISION for the nine months ended September 30, 2001 related to:

-        $1.1 million for employee relocation costs (personnel-related)
- $5.8 million for employee severance costs - approximately 335 positions (personnel-related)
-        $7.3 million for facility consolidation and closure costs
         (consolidation)
-        $0.7 million for asset write-offs (consolidation)

The $56.9 million in ACTIVITY during the nine months ended September 30, 2001 includes reserve reductions of $65.0 million consisting of $22.2 million in cash payments, $1.4 million reclassified to pension and postretirement benefit liabilities and $41.4 million for restructuring costs associated with the sale of Performance Materials that will be administered by the buyer. Also included in the activity column is a $7.1 million increase in reserves, primarily for severance costs, associated with two acquisitions, $0.8 million in reserves transferred from Performance Materials for severance costs that will be administered by the Company and a $0.2 net increase in reserves for revision of prior estimates.

NOTE H: DISCONTINUED OPERATIONS - The disposition of the Performance Materials and Engineered Industrial Products segments represent the disposal of segments under APB Opinion No. 30 ("APB 30"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials and Engineered Industrial Products have been segregated in the Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows.

The following summarizes the results of discontinued operations:

                                                Three Months    Three Months    Nine Months    Nine Months
                                                    Ended           Ended          Ended          Ended
                                                September 30,   September 30,  September 30,   September 30,
(Dollars in millions)                                 2001          2000           2001            2000
                                                    ------         ------         ------          --------
Sales:
  Performance Materials                             $   --         $284.8         $187.0          $  890.9
  Engineered Industrial Products                     151.0          161.0          487.5             507.2
                                                    ------         ------         ------          --------
                                                    $151.0         $445.8         $674.5          $1,398.1
                                                    ======         ======         ======          ========
Pretax income (loss) from operations:
  Performance Materials                             $   --         $ 12.6         $ (3.6)         $   57.1
  Engineered Industrial Products                      12.4           22.6           48.4              76.6
                                                    ------         ------         ------          --------
                                                      12.4           35.2           44.8             133.7
Income tax expense                                    (4.6)         (14.1)         (16.6)            (53.1)
Gain on sale of Performance Materials (net of
  income tax expense of $54.9 million in 2001)          --             --           93.5                --
                                                    ------         ------         ------          --------
Income from discontinued operations                 $  7.8         $ 21.1         $121.7          $   80.6
                                                    ======         ======         ======          ========

PERFORMANCE MATERIALS

On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the buyer (see additional discussion regarding the debt securities received in Note I below). The transaction resulted in an after-tax gain of $93.5 million and is subject to certain post closing adjustments (e.g. working capital adjustments).

The Company has calculated a $25 million working capital adjustment in its favor, which has been considered in the after-tax gain noted above. The Buyer is disputing the Company's working capital adjustment and has asserted that the Company owes the Buyer approximately $10 million under the purchase and sale agreement. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. Such resolution will be final and binding on all parties. The Company expects to finalize the working capital adjustment in late 2001 or early 2002.

Pursuant to the terms of the transaction, the Company has retained certain assets and liabilities (primarily pension, postretirement and environmental liabilities) of the Performance Materials segment. The Company has also agreed to indemnify the buyer for liabilities arising from certain events as defined in the agreement. Such indemnification is not expected to be material to the Company's financial condition, but could be material to the Company's results of operations in a given period. During the quarter, the Company completed the sale of the segment's Electronic Materials business. The resulting gain was offset by additional costs related to the sale of Performance Materials.

ENGINEERED INDUSTRIAL PRODUCTS

During September 2001, the Company announced that its Board of Directors has approved in principle the tax-free spin-off of its Engineered Industrial Products business to shareholders. The transaction will create a new publicly traded company, focused on its own customers, products and markets. The spin-off is expected to be completed in early 2002. Application will be made to list the shares of the new company on the New York Stock Exchange.

According to the plan, Goodrich shareholders will receive one share in the new industrial company for every five Goodrich shares they own as of the record date for the distribution.

The new industrial company will include substantially all the assets and liabilities of the Engineered Industrial Products segment, including the associated asbestos liabilities and related insurance (see additional information below) as well as certain obligations associated with former businesses of Coltec Industries Inc ("Coltec"), a wholly-owned subsidiary of Goodrich. The Company expects to offer to exchange the outstanding $300 million,
7.5 percent Coltec senior notes, for similar Goodrich securities prior to the spin-off. In addition, Goodrich expects to make a cash tender offer for all of the 5.25 percent convertible trust preferred securities of Coltec. Assuming that these offers are fully subscribed, the new company will have total debt of approximately $190 million at the time of the spin-off.

ENGINEERED INDUSTRIAL PRODUCTS - ASBESTOS

As of September 30, 2001, Garlock Inc. ("Garlock") and The Anchor Packing Company ("Anchor"), two indirect wholly-owned subsidiaries of the Company, were among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers.

When settlement agreements are entered into with respect to such actions, they are generally made on a group basis with payments made to individual claimants over a period of one to four years. Garlock and Anchor recorded charges to operations amounting to approximately $6.0 million during the first nine months of 2001 and 2000 related to payments not covered by insurance. These amounts are recorded within income from discontinued operations in the Condensed Consolidated Statement of Income.

In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock and Anchor have progressed to a stage where the cost to dispose of these actions can be reasonably estimated. These actions are classified as actions in advanced stages and are included in the table as such below. Garlock and Anchor are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that these categories of claims will not involve any material liability and are not included in the table below.

With respect to outstanding actions against Garlock and Anchor, which are in preliminary procedural stages, as well as any actions that may be filed in the future, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty what, if any, potential liability or costs may be incurred by Garlock and Anchor. However, the Company believes that Garlock and Anchor are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in the asbestos-containing products sold by Garlock and Anchor were encapsulated. Garlock discontinued distributing encapsulated asbestos-bearing products in the United States during 2000.

Anchor is inactive and insolvent. The insurance coverage available to it is fully committed. Anchor continues to pay settlement amounts covered by its insurance and is not committing to settle any further actions.

Considering the foregoing, as well as the experience of Garlock and Anchor and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, legislative efforts and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, the Company believes that pending and reasonably anticipated future actions against Garlock and Anchor are not likely to have a material adverse effect on the Company's financial condition, but could be material to the Company's results of operations or cash flows in a given period.

Although the insurance coverage which Garlock has available to it is substantial (approximately $923 million, of which approximately $177 million was committed as of September 30, 2001), it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, some of which allege initial exposure after July 1, 1984. However, these cases are not significant and Garlock and Anchor regularly reject them for settlement.

The Company has recorded an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, the Company has recorded a receivable for that portion of payments previously made for Garlock and Anchor asbestos product liability actions and related litigation costs that is recoverable from their insurance carriers. These amounts are presented net within the Condensed Consolidated Balance Sheet within net assets of discontinued operations. A table is provided below depicting quantitatively the items discussed above.

                                                      NINE MONTHS ENDED

(DOLLARS IN MILLIONS)                            SEPTEMBER 30,   SEPTEMBER 30,
                                                     2001             2000
                                                  ---------        ---------
New Actions Filed                                    30,500           29,500

Payments                                          $  (136.5)       $   (90.3)
Insurance Received                                     70.9             49.0
                                                  ---------        ---------
    Net Cash Flow                                 $   (65.6)       $   (41.3)
                                                  =========        =========


                                               AT SEPTEMBER 30,  AT DECEMBER 30,
                                                     2001             2000
                                                  ---------        ---------
Actions in Advanced Stages                            1,900            5,800
Open Actions                                         90,100           96,300
Estimated Liability for Settled Actions and
  Actions in Advanced Stages of Processing        $   180.6        $   231.3
Estimated Amounts Recoverable
  from Insurance                                  $   295.7        $   285.7


Garlock and Anchor paid $65.6 million and $41.3 million for the defense and disposition of asbestos-related claims, net of amounts received from insurance carriers, during the first nine months of 2001 and 2000, respectively. These amounts are classified within the Condensed Consolidated Statement of Cash Flows as net cash used by discontinued operations. During the quarter, Garlock was able to negotiate the receipt of $10 million from one of its excess insurance carriers - $7.5 million will be received in the fourth quarter of 2001 and $2.5 million will be received during the first quarter of 2002. The Company was able to securitize this cash flow stream during the third quarter of 2001 and has reflected the cash received ($9.9 million) in the amounts presented above. The amount of spending during the first nine months of 2001 was consistent with the Company's expectation that spending during 2001 would be higher than in 2000.

The Company continues to believe there will be an increase in the number of new actions filed during 2001 as compared to the prior year. The Company believes this increase will represent the acceleration of claims from future periods rather than an increase in the total number of asbestos-related claims expected. This acceleration is expected to be mostly attributable to bankruptcies of other asbestos defendants.

The acceleration of claims also may have the impact of accelerating the associated settlement payments. Arrangements with Garlock's insurance carriers, however, potentially limit the amount that can be received in any one year. The Company is currently pursuing various options to ensure as close a matching as possible between payments made on behalf of Garlock and recoveries received from insurance. Although these efforts, if successful, would result in additional insurance proceeds, they also may result in additional costs to Garlock due to the uncollectibility of certain insolvent insurance. Management believes these costs, if any, would not be material to the Company's financial condition, but could be material to the Company's results of operations in a given period.

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

The Company initially recorded a discount of $21.2 million based on a 14 percent discount rate. The notes have a prepayment clause that allows the issuer to reduce the principal amount by $75 million in the third year by making a $60 million cash payment. In determining the discount on the notes, the Company has assumed that the prepayment will be made and that cash interest payments on the notes will commence after the fifth year.

Interest income on the notes is recognized using the effective interest method and is recorded in Interest Income in the Condensed Consolidated Statement of Income. The notes are classified as held-to-maturity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The Company does not currently believe a valuation allowance is necessary. The Company will record a valuation allowance if events or changes in circumstances indicate that the carrying amount of the notes may not be recoverable. The fair market value of the notes at September 30, 2001 approximated $135 million.

NOTE J:  NEW ACCOUNTING STANDARDS

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

In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after September 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in pre-tax income of approximately $29 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the Company's financial position or results of operations.

NOTE K:  CONTINGENCIES

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

In May 2000, the Company and its subsidiary Rohr, Inc. ("Rohr"), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million.

The Company and its legal counsel believe that there are several points of error in the judgment and in the court proceedings and has appealed the verdict. As it is the Company's opinion, as well as that of its legal counsel, that it is more likely than not that the trial court judgment will be reversed or vacated as a result of our appeal, no additional amounts have been recorded within the Company's financial statements as of September 30, 2001.

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

At September 30, 2001, the Company has recorded in Accrued Expenses and in Other Non-Current Liabilities a total of $87.7 million to cover future environmental expenditures. This amount is recorded on an undiscounted basis.

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

- Net income for the third quarter was $88.0 million, or $0.83 per share, compared to $79.9 million, or $0.77 per share, during the third quarter last year. Net income for the first nine months of 2001 was $343.6 million, or $3.24 per share, compared to $247.7 million, $2.31 per share, during the first nine months of 2000.

- Net income, excluding special items, for the third quarter was $81.3 million, or $0.77 per share, compared to $64.1 million, or $0.62 per share, in the third quarter last year. Net income, excluding special items, for the first nine months of 2001 was $227.1 million, or $2.15 per share, compared to $185.5 million, or $1.73 per share during the first nine months of 2000.

- The Company announced during the quarter its intention to spin-off its Engineered Industrial Products ("EIP") segment to shareholders.

- Net cash provided by operating activities of continuing operations increased $246.9 from a use of $32.2 million during the first nine months of 2000 to $214.7 million of cash provided during the first nine months of 2001.

- Free cash flow, defined as operating cash flows from continuing operations adjusted for cash payments related to special items less capital expenditures, increased from $52.3 million during the first nine months of 2000 to $102.3 million during the first nine months of 2001.

ANTICIPATED RESTRUCTURING AND CONSOLIDATION ACTIVITIES

The Company expects to eliminate approximately 2,400 aerospace and corporate positions and consolidate various aerospace operations. As part of these actions, the Company plans to close approximately 16 of its facilities. Most of these actions will be implemented by the end of the first half of 2002 and are projected to generate annual cost savings in excess of $125 million when completed. Over this period, the company anticipates recording pre-tax special charges of $110 to $130 million, of which approximately 50 percent will be recorded as non-cash asset impairment charges. A significant portion of the total anticipated charge is expected to be recorded in the fourth quarter 2001.

These charges do not reflect any costs related to the 717 program or costs related to any curtailment gains or losses that may need to be recorded as a result of the employee terminations noted above. Boeing has recently announced its intention to review the 717 program in-light of current market conditions. If the program is significantly curtailed or cancelled, the Company would be required to recognize a non-cash charge for a portion of its investment in non-recurring engineering and inventory related to this program and many find it necessary to take further restructuring action, including additional headcount reductions. Such a charge could be material to the Company.

EIP SPIN-OFF

During September 2001, the Company announced that its Board of Directors has approved in principle the tax-free spin-off of its Engineered Industrial Products business to shareholders. The transaction will create a new publicly traded company, focused on its own customers, products and markets. The spin-off is expected to be completed in early 2002. Application will be made to list the shares of the new company on the New York Stock Exchange.

According to the plan, Goodrich shareholders will receive one share in the new industrial company for every five Goodrich shares they own as of the record date for the distribution.

The new industrial company will include substantially all the assets and liabilities of the Engineered Industrial Products segment, including the associated asbestos liabilities and related insurance (see additional discussion regarding asbestos claims in Note H of the accompanying unaudited condensed consolidated financial statements) as well as certain obligations associated with former businesses of Coltec Industries Inc ("Coltec"), a wholly-owned subsidiary of Goodrich. The Company expects to offer to exchange the outstanding $300 million, 7.5 percent Coltec senior notes for similar Goodrich securities prior to the spin-off. In addition, Goodrich expects to make a cash tender offer for all of the 5.25 percent convertible trust preferred securities of Coltec. Assuming that these offers are fully subscribed, the new company will have total debt of approximately $190 million at the time of the spin-off.

The spin-off of the Engineered Industrial Products segment represents the disposal of a segment under APB Opinion No. 30 ("APB 30"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of EIP have been segregated in the Company's Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows.

DIVESTITURE OF PERFORMANCE MATERIALS SEGMENT

On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. (the "Buyer") for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the buyer (see additional discussion regarding the debt securities received in Note I of the accompanying unaudited condensed consolidated financial statements). The transaction resulted in an after-tax gain of $93.5 million and is subject to certain post closing adjustments (e.g. working capital adjustments).

The Company has calculated a $25 million working capital adjustment in its favor, which has been considered in the after-tax gain noted above. The Buyer is disputing the Company's working capital adjustment and has asserted that the Company owes the Buyer approximately $10 million under the purchase and sale agreement. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. Such resolution will be final and binding on all parties. The Company expects to finalize the working capital adjustment in late 2001 or early 2002.

The disposition of the Performance Materials segment also represents the disposal of a segment under APB Opinion No. 30 ("APB 30"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials have been segregated in the Company's Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows.

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

SHARE REPURCHASE PROGRAM

On September 17, 2001, Goodrich announced a program to repurchase up to $300 million of its common stock and has purchased approximately 2.2 million shares through the end of the quarter. The total cost of these shares was $42.8 million with an average price of $19.63 per share.

DIVIDEND

The Company's Board of Directors has declared a quarterly dividend of $.275 per share, payable on January 2, 2002 to shareholders of record at the close of business on December 3, 2001. The current dividend level is expected to be reviewed in early 2002 by the Company's Board of Directors in connection with the Engineered Industrial Products spin-off, with the intent of adjusting it to a level consistent with that of a post-spin peer group.

OUTLOOK

The outlook for the commercial aerospace industry has changed considerably since the end of the second quarter of 2001. Recent events have lowered new commercial aircraft delivery estimates and most airlines have announced substantial reductions in their capacity. To develop its outlook, the Company assumed new aircraft production rates based upon the revised plans of Boeing, Airbus and the regional jet manufacturers. The Company has also assumed that airline capacity reductions will result in a 10 to 20 percent decline in 2002 aftermarket sales versus 2001.

On a continuing operations basis, excluding special items, the company expects full-year 2001 results of $2.65 to $2.75 per share, an increase of 10 to 14 percent over the comparable results for 2000, on revenue from continuing operations of approximately $4.1 billion.

In 2002, the Company anticipates that revenue will decline 5 to 10 percent, while its earnings per share from continuing operations, excluding special items, will decline approximately 10 percent from the $2.65 to $2.75 per-share levels mentioned above. This estimate includes the net benefit from eliminating goodwill amortization under SFAS 142, as well as significantly higher levels of pension expense as a result of lower than expected returns on plan assets. Also included in these estimates are the savings from the restructuring initiatives discussed above.

RESULTS OF OPERATIONS

            THIRD QUARTER OF 2001 COMPARED WITH THIRD QUARTER OF 2000

                                           Three Months Ended
                                              September 30,
         (Dollars in Millions)             2001          2000
         -------------------------------------------------------
          SALES
            Aerostructures and Aviation
             Technical Services           $  374.0      $  375.4
            Landing Systems                  293.1         265.9
            Engine and Safety Systems        190.0         158.7
            Electronic Systems               194.8         132.4
                                          --------      --------
             Total Sales                  $1,051.9      $  932.4
                                          ========      ========

          OPERATING INCOME
            Aerostructures and Aviation
             Technical Services           $   60.7      $   57.3
            Landing Systems                   40.9          35.7
            Engine and Safety Systems         35.4          28.3
            Electronic Systems                29.9          33.1
                                          --------      --------
             Segment Operating Income     $  166.9      $  154.4

          Corporate General and
            Administrative Costs             (12.3)        (14.2)
          Merger-related and
            Consolidation Costs               (1.5)         (8.3)
                                          --------      --------
            Total Operating Income        $  153.1      $  131.9

         Net Interest Expense                (17.1)        (27.6)
         Other income (expense)-net           (8.1)         (6.4)
         Income Tax Expense                  (43.1)        (34.5)
         Distribution on Trust
            Preferred Securities              (4.6)         (4.6)
                                          --------      --------
         Income from Continuing
            Operations                        80.2          58.8
         Income from Discontinued
            Operations                         7.8          21.1
                                          --------      --------
            Net Income                    $   88.0      $   79.9
                                          ========      ========


Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

Unallocated corporate general and administrative costs decreased by $1.9 million, from $14.2 million during the third quarter of 2000 to $12.3 million during the third quarter of 2001. The decrease between periods was due to lower incentive compensation expense due to the Company's lower share price, partially offset by increased outside consulting fees (primarily related to tax, employee benefit programs and legal matters).

Merger-related and consolidation costs of $1.5 million and $8.3 million were recorded during the third quarter of 2001 and 2000, respectively (see further discussion in Note G of the accompanying unaudited condensed consolidated financial statements). As discussed above (under Anticipated Restructuring and Consolidation Activities), the Company expects to incur additional merger-related and consolidation costs through the first half of 2002. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the reorganization of operating facilities and for employee relocation and severance costs.

Interest expense-net decreased $10.5 million from $27.6 million in 2000 to $17.1 million during the third quarter of 2001. The decrease was primarily attributable to interest income on the PIK note and lower interest expense due to reduced average outstanding borrowings. The lower average outstanding borrowings during the period was due to significant working capital improvements during the quarter and the maturity of $175 million of outstanding notes in July.

Interest expense related to continuing operations is net of amounts directly attributable to EIP and amounts allocated to Performance Materials during periods prior to the sale. Such allocation was based on the respective net assets of Performance Materials in relation to the net assets of the Company and effectively resulted in a reduction in indebtedness attributable to continuing operations in periods prior to the sale even though indebtedness reflected on the Condensed Consolidated Balance Sheet does not reflect such an allocation.

Other expense-net increased $1.7 million from $6.4 million in the third quarter of 2000 to $8.1 million in the third quarter of 2001. The increase was due primarily to increased retiree healthcare costs related to previously disposed of businesses and increased earnings due to minority interest shareholders. The increase in retiree healthcare costs related to previously disposed of businesses was primarily due to increased costs associated with providing retiree healthcare benefits as well as increased costs resulting from the sale of Performance Materials in the first quarter of 2001 and the retention of most of its retiree healthcare obligations. The increase in earnings due minority interest shareholders was primarily due to the sale of a 30 percent interest in an aerospace overhaul business in the Asia Pacific region during the first quarter of 2001 that had previously been wholly-owned by the Company.

The Company's effective tax rate from continuing operations during the third quarter of 2001 was approximately 33.5 percent. This compares to an effective tax rate of approximately 35.0 percent during the third quarter of 2000 and the actual effective tax rate of 33.0 percent for all of 2000. The increase in rate, as compared to the effective tax rate for all of 2000, was primarily attributable to additional foreign earnings being subject to U.S. tax.

Income from discontinued operations decreased $13.3 million from quarter to quarter due to the sale of Performance Materials during the first quarter of 2001 and a reduction in EIP's net income due to continued softness in industrial markets, unfavorable product mix and pricing pressures.

The Company and the buyer of Performance Materials continue to work through the final purchase and sale agreement adjustments (i.e. working capital adjustment). Any adjustment to the gain on sale that was recorded during the first quarter of 2001 is expected to occur before the end of this year, or early next year, as a result of these activities.

     FIRST NINE MONTHS OF 2001 AS COMPARED TO THE FIRST NINE MONTHS OF 2000

                                            Nine Months Ended
                                               September 30,
         (Dollars in Millions)              2001          2000
         ----------------------------     --------      --------
          SALES
            Aerostructures and Aviation
              Technical Services          $1,139.3      $1,081.4
            Landing Systems                  862.8         785.0
            Engine and Safety Systems        576.2         473.6
            Electronic Systems               553.4         399.2
                                          --------      --------
             Total Sales                  $3,131.7      $2,739.2
                                          ========      ========

          OPERATING INCOME
            Aerostructures and Aviation
             Technical Services           $  176.6      $  155.2
            Landing Systems                  115.2         108.1
            Engine and Safety Systems        104.4          87.1
            Electronic Systems                94.3          85.9
                                          --------      --------
             Segment Operating Income     $  490.5      $  436.3

          Corporate General and
            Administrative Costs             (41.2)        (41.8)
          Merger-related and
            Consolidation Costs              (14.9)        (29.1)
                                          --------      --------
            Total Operating Income        $  434.4      $  365.4

         Net Interest Expense                (63.9)        (73.9)
         Other income (expense)-net          (15.9)        (13.4)
         Income Tax Expense                 (118.9)        (97.2)
         Distribution on Trust
            Preferred Securities             (13.8)        (13.8)
                                          --------      --------
         Income from Continuing
            Operations                       221.9         167.1
         Income from Discontinued
            Operations                       121.7          80.6
                                          --------      --------
            Net Income                    $  343.6      $  247.7
                                          ========      ========

Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

Unallocated corporate general and administrative costs decreased by $0.6 million, from $41.8 million during the first nine months of 2000 to $41.2 million during the first nine months of 2001. The decrease between periods was due to lower incentive compensation expense due to the Company's lower share price, partially offset by increased outside consulting fees (primarily related to tax, employee benefit programs and legal matters).

Merger-related and consolidation costs of $14.9 million and $29.1 million were recorded during the first nine months of 2001 and 2000, respectively (see further discussion in Note G of the accompanying unaudited condensed consolidated financial statements). As discussed above (under Anticipated Restructuring and Consolidation Activities), the Company expects to incur additional merger-related and consolidation costs through the first half of 2002. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the reorganization of operating facilities and for employee relocation and severance costs.

Interest expense-net decreased $10.0 million from $73.9 million during the first nine months of 2000 to $63.9 million during the first nine months of 2001. The decrease was primarily attributable to interest income on the PIK note, partially offset by increased interest expense. Interest expense related to continuing operations is net of amounts directly attributable to EIP and amounts allocated to Performance Materials during periods prior to the sale. Such allocation was based on the respective net assets of Performance Materials in relation to the net assets of the Company and effectively resulted in a reduction in indebtedness attributable to continuing operations in periods prior to the sale even though indebtedness reflected on the Condensed Consolidated Balance Sheet does not reflect such an allocation. Taking the above into consideration, outstanding average indebtedness attributed to continuing operations increased during the first nine months of 2001 as compared to the same period last year driven mostly by the financing of acquisitions. This increase in outstanding average indebtedness resulted in the higher interest expense noted above.

Other expense-net increased $2.5 million from $13.4 million during the first nine months of 2000 to $15.9 million during the first nine months of 2001. Excluding gains from the sale of businesses during both periods, other expense-net increased by $7.7 million from $15.4 million during the first nine months of 2000 to $23.1 million during the first nine months of 2001. The increase was due primarily to increased retiree healthcare costs related to previously disposed of businesses and increased earnings due to minority interest shareholders. The increase in retiree healthcare costs related to previously disposed of businesses was primarily due to increased costs associated with providing retiree healthcare benefits as well as the sale of Performance Materials in the first quarter of 2001 and the retaining of most of its retiree healthcare obligations. The increase in earnings due minority interest shareholders was primarily due to the sale of a 30 percent interest in an aerospace overhaul business in the Asia Pacific region during the first quarter of 2001.

The Company's effective tax rate from continuing operations during the first nine months of 2001 was approximately 33.5 percent. This compares to an effective tax rate of approximately 35.0 percent during the first nine months of 2000 and the actual effective tax rate of 33.0 percent for all of 2000. The increase in rate, as compared to the effective tax rate for all of 2000, was primarily attributable to additional foreign earnings being subject to U.S. tax.

Income from discontinued operations increased $41.1 million, from $80.6 million during the first nine months of 2000 to $121.7 million during the first nine months of 2001. Excluding the after-tax gain on sale of $93.5 million, income from discontinued operations decreased by $52.4 million. The decrease was primarily due to the sale of Performance Materials in February, thus resulting in only two months of income in 2001 and lower income from the Company's EIP segment. The decrease in EIP income was due to continued softness in industrial markets, unfavorable product mix and pricing pressures.

BUSINESS SEGMENT PERFORMANCE

SEGMENT ANALYSIS

Due to the sale of the Company's Performance Materials segment earlier this year, as well as the intended spin-off of the Company's EIP segment early in 2002, the Company has redefined its segments in accordance with SFAS 131. The Company's operations are now classified into four reportable business segments:
Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems, and Electronic Systems.

The Company's segments serve commercial, military, regional, business and general aviation markets. Their major products include aircraft engine nacelle and pylon systems, aircraft landing gear, wheels and brakes, sensors and sensor-based systems, fuel measurement and management systems, flight attendant and cockpit seats, aircraft evacuation slides and rafts, optical and electro-optical systems, space applications, ice protection systems and collision warning systems. Maintenance, repair and overhaul services on commercial airframes and components is also provided.

Corporate includes general and administrative costs. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment, except for merger-related and consolidation costs which are presented separately (see further discussion in Note G to the accompanying unaudited condensed consolidated financial statements).

An expanded analysis of sales and operating income by business segment follows.

(DOLLARS IN MILLIONS)
                                          THREE MONTHS                        NINE MONTHS
                                             ENDED                               ENDED
                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                          -------------                      -------------
                                 2001         2000      % CHANGE     2001         2000       % CHANGE
                               --------     --------    --------   --------     --------     --------
SALES
 Aerostructures and Aviation
    Technical Services         $  374.0     $  375.4        (0.4)  $1,139.3     $1,081.4          5.4
 Landing Systems                  293.1        265.9        10.2      862.8        785.0          9.9
 Engine and Safety Systems        190.0        158.7        19.7      576.2        473.6         21.7
 Electronic Systems               194.8        132.4        47.1      553.4        399.2         38.6
                               --------     --------               --------     --------
     Total Sales               $1,051.9     $  932.4        12.8   $3,131.7     $2,739.2         14.3
                               ========     ========               ========     ========

OPERATING INCOME
 Aerostructures and Aviation
    Technical Services         $   60.7     $   57.3         5.9   $  176.6     $  155.2         13.8
 Landing Systems                   40.9         35.7        14.6      115.2        108.1          6.6
 Engine and Safety Systems         35.4         28.3        25.1      104.4         87.1         19.9
 Electronic Systems                29.9         33.1        (9.7)      94.3         85.9          9.8
                               --------     --------               --------     --------
     Segment Operating Income  $  166.9     $  154.4         8.1   $  490.5     $  436.3         12.4
                               ========     ========               ========     ========
OPERATING INCOME AS A
PERCENT OF SALES
 Aerostructures and Aviation
     Technical Services            16.2         15.3                   15.5         14.4
 Landing Systems                   14.0         13.4                   13.4         13.8
 Engine and Safety Systems         18.6         17.8                   18.1         18.4
 Electronic Systems                15.3         25.0                   17.0         21.5

     Total                         15.9         16.6                   15.7         15.9

               THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

AEROSTRUCTURES AND AVIATION TECHNICAL SERVICES: Sales decreased $1.4 million, or
0.4 percent, from $375.4 million during the third quarter of 2000 to $374.0 million during the third quarter of 2001. The decrease in sales was primarily attributable to lower aftermarket sales of Super 27 aircraft as a result of management's decision to phase-out this program, the end of the MD-90 contract and lower airframe maintenance volume, partially offset by strong aerostructures sales as well as a slight increase in aviation technical services sales (i.e. airframe maintenance and modification services, component overhauls, etc.). The increase in aerostructures sales was primarily driven by program rate increases on the V2500, CFM 56/A340 and RR535-E4 programs, higher aftermarket spares sales, increased aftermarket services (i.e. aerostructures maintenance, repair and overhaul services) and several program start-ups (C-5 Pylon, F-15).

Operating income increased $3.4 million, or 5.9 percent, from $57.3 million during the third quarter of 2000 to $60.7 million during the third quarter of 2001. The increase was primarily due to productivity improvements on several aerostructures programs and increased higher margin aftermarket sales. Partially offsetting these gains were additional costs associated with the implementation of an ERP system at the segment's aerostructures businesses and increased losses associated with the aviation technical services business.

LANDING SYSTEMS: Sales increased $27.2 million, or 10.2 percent, from $265.9 million during the third quarter of 2000 to $293.1 million during the third quarter of 2001. The increase was primarily attributable to higher sales of landing gear and wheels and brakes. Landing gear sales increased across all major markets primarily due to increased sales of original equipment to Boeing, Bombardier, and the U.S. government. Major programs contributing to the increased sales of landing gear included the B737-700, F16, RJ601, and CRJ700 programs. Wheel and brake sales were higher than the third quarter of 2000 due to increased aftermarket sales in the commercial, regional, and military markets primarily on the A319/320, Embraer 145, DeHavilland Dash 8, F16, and Global Express programs. This increase in sales was partially offset by decreased sales of landing gear overhaul services due primarily to fewer customer removals as a result of airline operating cost constraints.

Operating income increased $5.2 million, or 14.6 percent, from $35.7 million during the third quarter of 2000 to $40.9 million during the third quarter of 2001. The increase in operating income was primarily due to the increase in sales noted above, partially offset by increased wheel and brake sales incentives and additional costs related to expedited shipments of certain landing gear to Boeing.

ENGINE AND SAFETY SYSTEMS: Sales increased $31.3 million, or 19.7 percent, from $158.7 million during the third quarter of 2000 to $190.0 million during the third quarter of 2001. While all of the group's product lines experienced an increase in sales over the third quarter last year, the increase was primarily attributable to a significant increase in aftermarket sales and services, increased demand for the group's gas turbine products that serve both the aerospace and industrial engine markets and acquisitions.

Operating income increased $7.1 million, or 25.1 percent, from $28.3 million during the third quarter of 2000 to $35.4 million during the third quarter of 2001. The increase was primarily attributable to the increase in sales noted above, partially offset by increased R&D expenses primarily related to continuing development of passenger restraint systems.

ELECTRONIC SYSTEMS: Sales increased $62.4 million, or 47.1 percent, from $132.4 million during the third quarter of 2000 to $194.8 million during the third quarter of 2001. The increase was driven by acquisitions (approximately $46 million) and increased sales by the group's core businesses (approximately $16 million). The increase in sales at the group's core businesses was primarily attributable to increased sales of sensors, fuel and utility systems and lightning detection and collision avoidance units. The increase in sensor sales was driven by increased regional and business OE demand, airline retrofits and the resumption of thermocouple shipments to the USAF. Increased sales of fuel and utility systems was due mostly to aftermarket sales of spares and retrofit products, particularly on the B747 and B737 programs. These increases were partially offset by program delays and cancellations that impacted the group's space-based businesses.

Operating income decreased $3.2 million, or 9.7 percent, from $33.1 million during the third quarter of 2000 to $29.9 million during the third quarter of 2001. The decrease was primarily due to the recovery of certain non-recurring engineering costs in the prior period that did not occur in the current quarter, negative contracts adjustments on certain space-based programs, increased investment in MEMS (micro-electromechanical systems) technologies and products, increased R&D expenses on the Smart Deck Integrated Flight Controls & Display System and additional costs related to the consolidation and integration of acquisitions.

The significant reduction in operating margins, period over period (25.0 percent in 2000 to 15.3 percent in 2001), was primarily attributable to program delays and cancellations impacting the segments space-based businesses, as well as significantly lower margins on sales from acquisitions. The Company expects these margins to increase next year as a result of current and planned consolidation and integration activities.

        FIRST NINE MONTHS OF 2001 COMPARED WITH FIRST NINE MONTHS OF 2000

AEROSTRUCTURES AND AVIATION TECHNICAL SERVICES: Sales increased $57.9 million, or 5.4 percent, from $1,081.4 million during the first nine months of 2000 to $1,139.3 million during the first nine months of 2001. The increase in sales was primarily due to rate increases on the PW4000, B717-200, and V2500 programs, higher aftermarket spares sales, increased aftermarket services and several program start-ups (C-5 Pylon, F-15). Partially offsetting these increases was a decrease in aftermarket sales of Super 27 aircraft, rate decreases on the CFM56-5 (A340) and RR535-E4 programs and a decrease in aviation technical services sales.

Operating income increased $21.4 million, or 13.8 percent, from $155.2 million during the first nine months of 2000 to $176.6 million during the first nine months of 2001. The increase was driven by the increase in sales noted above, productivity improvements on several aerostructures programs and reduced non-recurring engineering costs associated with the terminated X-33 program. Partially offsetting these increases were additional costs associated with the implementation of an ERP system at the group's aerostructures businesses, increased losses associated with the segments aviation technical services sales and the closeout of the MD-11 and MD-90 contracts.

LANDING SYSTEMS: Sales increased $77.8 million, or 9.9 percent, from $785.0 million during the first nine months of 2000 to $862.8 million during the first nine months of 2001. The increase in sales was primarily attributable to higher sales of landing gear and wheels and brakes. Landing gear sales increased across all major markets primarily due to increased sales of original equipment to Boeing, Bombardier, and the U.S. government. Major programs contributing to the increased sales of landing gear included the B737-700, B777, F16, DeHavilland Dash 8, and RJ601 programs. The increased sales of wheels and brakes related primarily to increased aftermarket sales in the commercial, regional, business and military markets primarily on the A319/320, B747-400, B777, Embraer 145, DeHavilland Dash 8, F16, and Cessna programs. This increase in sales was partially offset by decreased sales of landing gear overhaul services primarily due to fewer customer removals as a result of airline operating cost constraints.

Operating income increased $7.1 million, or 6.6 percent, from $108.1 million during the first nine months of 2000 to $115.2 million during the first nine months of 2001. The increase was primarily due to the increase in volume noted above, partially offset by increased sales incentives, additional costs related to expedited shipments of certain landing gear to Boeing and significantly lower sales associated with providing landing gear overhaul services due to the decrease in volume noted above.

ENGINE AND SAFETY SYSTEMS: Sales increased $102.6 million, 21.7 percent, from $473.6 million during the first nine months of 2000 to $576.2 million during the first nine months of 2001. While all of the group's product lines experienced an increase in sales over the third quarter last year, the increase was primarily attributable to a significant increase in aftermarket sales of evacuation products, particularly on the B747 program, increased demand for the group's gas turbine products that serve both the aerospace and industrial engine markets and acquisitions.

Operating income increased $17.3 million, or 19.9 percent, from $87.1 million during the first nine months of 2000 to $104.4 million during the first nine months of 2001. The increase was primarily attributable to the increase in sales noted above, partially offset by increased R&D expenses (primarily related to continuing development of passenger restraint systems) and the recovery of certain non-recurring engineering costs during the first nine months of 2000. No such recovery occurred in 2001.

ELECTRONIC SYSTEMS GROUP: Sales increased $154.2 million, or 38.6 percent, from $399.2 million during the first nine months of 2000 to $553.4 million during the first nine months of 2001. The increase was driven primarily by acquisitions (approximately $98 million) and increased sales by the group's core businesses (approximately $56 million). The increase in sales at the group's core businesses was primarily attributable to increased sales of sensors, fuel and utility systems as well as lightning detection and collision avoidance units. The increase in sensor sales was driven by increased regional and business OE demand, airline retrofits and the resumption of thermocouple shipments to the USAF. The fuel and utility sales increases were due mostly to aftermarket sales of spares and retrofit products, particularly on the B747 and B737 programs. These increases were partially offset by program delays and cancellations that impacted the space-based businesses of the group.

Operating income increased $8.4 million, or 9.8 percent, from $85.9 million during the first nine months of 2000 to $94.3 million during the first nine months of 2001. The increase was primarily due to the factors noted above, partially offset by increased investment in MEMS (micro-electromechanical systems) technologies and products, increased R&D expenses on the Smart Deck Integrated Flight Controls & Display System, unfavorable product mix and higher costs related to the consolidation and integration of acquisitions.

The significant reduction in operating margins, period over period (21.5 percent in 2000 to 17.0 percent in 2001), was primarily attributable to program delays and cancellations impacting the segments space-based businesses, as well as significantly lower margins on sales from acquisitions. The Company expects these margins to increase next year as a result of current and planned consolidation and integration activities.

                         CAPITAL RESOURCES AND LIQUIDITY

The following table summarizes our cash flow activities for the periods indicated:

(DOLLARS IN MILLIONS)                                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ----------------------
                                                       2001          2000        CHANGE
                                                     --------      --------     --------
Cash flows from:
   Operating activities of continuing operations     $  214.7      $  (32.2)    $   246.9
   Investing activities of continuing operations     $ (237.5)     $  (95.5)    $  (142.0)
   Financing activities of continuing operations     $ (984.2)     $  113.5     $(1,097.7)
   Discontinued operations                           $1,011.3      $   41.5     $   969.8


Cash flow from operating activities of continuing operations increased $246.9 million from a use of $32.2 million during the first nine months of 2000 to $214.7 million during the first nine months of 2001, primarily as a result of increased earnings, better working capital performance and lower quarterly tax payments. Cash used in investing activities of continuing operations decreased $142.0 million between periods mainly due to an acquisition (Hella Lighting) and increased capital expenditures related to the expansion of the Company's carbon disc brake producing capabilities and a large ERP project at the Company's aerostructures operations. The significant increase in cash used in financing activities between periods was primarily attributable to the repayment of all outstanding short-term indebtedness with the proceeds from the Performance Materials sale (see cash flow from Discontinued Operations above) and the payment of $175 million related to notes that matured during the quarter.

The Company is also reviewing and plans to update its revolving credit facilities to more appropriately reflect the Company on a post-spin basis. Goodrich expects to offer to exchange the outstanding $300 million, 7.5 percent Coltec senior notes, for similar Goodrich securities prior to the spin-off. In addition, Goodrich expects to make a cash tender offer for all of the 5.25 percent convertible trust preferred securities of Coltec.

The Company also anticipates making a cash payment of approximately $20 million during the fourth quarter of 2001 to repurchase certain collateralized receivables that had been sold with recourse. The anticipated repurchase of these receivables is a result of a customer default subsequent to September 30, 2001. The Company believes this amount is collectible and, as such, has not recorded any additional reserves.

The Company's Board of Directors has declared a quarterly dividend of $.275 per share, payable on January 2, 2002 to shareholders of record at the close of business on December 3, 2001. The current dividend level will be reviewed in early 2002 by the Company's Board of Directors in connection with the Engineered Industrial Products spin-off, with the intent of adjusting it to a level consistent with that of a post-spin peer group.

On September 17, 2001, Goodrich announced a program to repurchase up to $300 million of its common stock and has purchased approximately 2.2 million shares through the end of the quarter. The total cost of these shares was $42.8 million with an average price of $19.63 per share.

The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000) to satisfy its operating requirements and capital spending programs, and to finance growth opportunities as they arise.

The Company's net debt-to-capitalization ratio (net of cash and cash equivalents) was 41 percent at September 30, 2001 as compared to 59 percent at December 31, 2000. For purposes of this ratio, the trust preferred securities are treated as capital. The decrease was primarily attributable to the sale of Performance Materials during the period and the use of proceeds to reduce short-term indebtedness of the Company.

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

In May 2000, the Company and its subsidiary Rohr, Inc. ("Rohr"), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million. The court subsequently reduced the punitive damages award to $24 million.

The Company and its legal counsel believe that there are several points of error in the judgment and in the court proceedings and has appealed the verdict. As it is the Company's opinion, as well as that of its legal counsel, that it is more likely than not that the trial court judgment will be reversed or vacated as a result of our appeal, no additional amounts have been recorded within the Company's financial statements as of September 30, 2001.

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

At September 30, 2001, the Company has recorded in Accrued Expenses and in Other Non-Current Liabilities a total of $87.7 million to cover future environmental expenditures. This amount is recorded on an undiscounted basis.

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

                           CERTAIN AEROSPACE CONTRACTS

As discussed above, the Company's aerostructures business has a contract with Boeing on the B717-200 program that is subject to certain risks and uncertainties. The Company has pre-production inventory of $63.2 million related to design and development costs on the B717-200 program at September 30, 2001. In addition, the Company has excess-over-average inventory of $50.6 million related to costs associated with the production of the flight test inventory and the first production units on this program. Recovery of these costs will depend on the ultimate number of aircraft delivered and successfully achieving the Company's cost projections in future years.

The Company's aerostructures business is also in the business of re-engining 727 aircraft. The re-engining enables operators of these aircraft to meet sound attenuation requirements as well as improve their fuel efficiency. The aerostructures business has entered into several collateralized financing arrangements to assist its customers and has also entered into certain off balance sheet financing arrangements (primarily the sale of receivables with recourse) related to this program. Collection of these receivables, as well as the recovery of some portion of our investment in existing inventory balances, may be negatively affected by the overall deterioration in the commercial aerospace market noted above.

                             TRANSITION TO THE EURO

Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of those countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the twelve participating countries.

Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of bank accounts, accounting systems and other treasury and cash management activities. The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. Actions taken to date include the formation of a multi-discipline Euro task force and the ability to quote its prices, invoice when requested by the customer and issue pay checks to its employees on a dual currency basis. The Company is in the process of converting its accounting systems, statutory reporting and tax books and expects that the conversion will be completed on or before December 31, 2001. The financial institutions with which the Company has relationships have transitioned to the Euro successfully and are issuing statements in dual currencies.

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

In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after September 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $29 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the Company's financial position or results of operations.

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

Our Annual Report on Form 10-K for the year ended December 31, 2000 lists various risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties are detailed in the Management's Discussion and Analysis section of that Form 10-K under the heading "Forward-Looking Information is Subject to Risk and Uncertainty", which is incorporated by reference herein. Additional risks and uncertainties include, but are not limited to, those relating to whether the Goodrich Board of Directors will give final approval to the proposed spin-off of the Engineered Industrial Products business, whether the proposed debt exchange offer for the Coltec senior notes will be consummated and the terms of the debt securities to be offered by Goodrich, whether the proposed cash tender offer for the Coltec convertible trust preferred securities will be consummated, and the actual results of operations of Goodrich and the new industrial company.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, the Company has been notified that it is among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sits. See Notes H and K to the accompanying unaudited condensed consolidated financial statements, which are incorporated herein by reference.

In May 2000, the Company and its subsidiary Rohr, Inc., were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million. The court subsequently lowered the punitive damages award to $24 million.

The Company and its legal counsel believe that there are several points of error in the judgement and in the court proceedings and has appealed the verdict. As it is the Company's opinion, as well as that of its legal counsel, that it is more likely than not that the trial court judgment will be reversed or vacated as a result of our appeal, no additional amounts have been recorded within the Company's financial statements as of September 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit 10(II)  Goodrich Corporation Severance Program.

         Exhibit 10(JJ) Amendment No. 1 to Goodrich Corporation 2001 Stock Option Plan.

         Exhibit 10(KK) Amendment No. 1 to Goodrich Corporation Employee Stock Purchase Plan.

(b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001:

         Current Report on Form 8-K filed July 20, 2001 (relating to the announcement of the Company's conference call regarding its second quarter 2001 earnings).

         Current Report on Form 8-K filed July 23, 2001 (relating to the announcement of the Company's earnings for the three-month and six-month periods ended June 30, 2001).

         Current Report on Form 8-K filed September 4, 2001 (relating to the announcement that the Company's Board of Directors approved in principle the tax-free spin-off of the Company's Engineered Industrial Products business to shareholders).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2001                    Goodrich Corporation



                                    /S/ULRICH SCHMIDT
                                    --------------------------------------------
                                    Ulrich Schmidt
                                    Senior Vice President and
                                    Chief Financial Officer



                                    /S/ROBERT D. KONEY, JR.
                                    --------------------------------------------
                                    Robert D. Koney, Jr.
                                    Vice President & Controller
                                    (Chief Accounting Officer)