Form 10-Q/A
period 2001-09-30
GOODRICH CORP
filed 2002-02-14
CIK 42542

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                Yes     X         No
                     ------          ------

As of September 30, 2001, there were 101,938,739 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly-owned subsidiary). There is only one class of common stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed with respect to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission ("SEC") on October 31, 2001 (the "Form 10-Q"). The Form 10-Q, as amended hereby, continues to speak as of the date of the original Form 10-Q and other disclosures have not been updated to speak to any later date.

This amendment is being filed as the result of a reclassification of debt and convertible preferred securities between continuing operations and discontinued operations to reflect modifications in the Company's approach to capitalizing its Engineered Industrial Products business which has been classified as a discontinued operation pending its planned spin off. This amendment includes certain revised disclosures, adjustments and reclassifications to the Company's condensed consolidated financial statements and notes thereto in certain areas as more fully described in Note A of the notes to the condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              GOODRICH CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                 -------------               -------------
                                            2001           2000          2001          2000
                                            ----           ----          ----          ----
Sales                                       $1,051.9       $  932.4      $3,131.7      $2,739.2
Operating Costs and Expenses:
  Cost of sales                                752.9          673.4       2,236.6       1,982.7
  Selling and administrative expenses          144.4          118.8         445.8         362.0
  Merger-related and consolidation costs         1.5            8.3          14.9          29.1
                                            --------       --------      --------      --------
                                               898.8          800.5       2,697.3       2,373.8
                                            --------       --------      --------      --------
Operating income                               153.1          131.9         434.4         365.4
Interest expense                               (24.6)         (28.4)        (83.3)        (77.3)
Interest income                                  7.0            0.8          18.9           3.4
Other income (expense) - net                    (8.1)          (5.9)        (15.2)        (11.9)
                                            --------       --------      --------      --------
Income before
  income taxes and Trust distributions         127.4           98.4         354.8         279.6
Income tax expense                             (42.8)         (34.7)       (118.9)        (97.7)
Distributions on Trust Preferred
  Securities                                    (2.7)          (2.6)         (7.9)         (7.9)
                                            --------       --------      --------      --------
Income from Continuing Operations               81.9           61.1         228.0         174.0
Income from Discontinued Operations              6.1           18.8         115.6          73.7
                                            --------       --------      --------      --------
Net Income                                  $   88.0       $   79.9      $  343.6      $  247.7
                                            ========       ========      ========      ========

Basic Earnings per Share:
  Continuing operations                     $   0.79       $   0.60      $   2.20      $   1.65
  Discontinued operations                       0.06           0.19          1.12          0.69
                                            --------       --------      --------      --------
  Net Income                                $   0.85       $   0.79      $   3.32      $   2.34
                                            ========       ========      ========      ========

Diluted Earnings per Share:
  Continuing operations                     $   0.76       $   0.57      $   2.12      $   1.58
  Discontinued operations                       0.07           0.20          1.12          0.72
                                            --------       --------      --------      --------
  Net Income                                $   0.83       $   0.77      $   3.24      $   2.30
                                            ========       ========      ========      ========

Dividends declared per common share         $  0.275       $  0.275      $  0.825      $  0.825
                                            ========       ========      ========      ========

See notes to condensed consolidated financial statements.

                              GOODRICH CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                2001           2000
                                                            -------------  ------------
ASSETS
Current Assets
  Cash and cash equivalents                                   $    84.3      $   77.5
  Accounts and notes receivable, less allowances
     for doubtful receivables ($45.0 at
     September 30, 2001; $28.5 at December 31, 2000)              683.8         633.3
  Inventories                                                     905.8         809.6
  Deferred income taxes                                           151.2          88.4
  Prepaid expenses and other assets                                34.7          75.1
  Net assets of discontinued operations                           284.4       1,049.7
                                                              ---------      --------
     Total Current Assets                                       2,144.2       2,733.6
                                                              ---------      --------

Property, plant and equipment                                     949.5         897.0
Deferred income taxes                                              --             4.2
Prepaid pension                                                   243.8         235.0
Goodwill                                                          763.5         681.7
Identifiable intangible assets                                    131.6         102.1
Payment-in-kind notes receivable, less discount
     ($21.9 at September 30, 2001)                                163.1          --
Other assets                                                      461.2         404.4
Net assets of discontinued operations                              --.-          80.9
                                                              ---------      --------
                                                              $ 4,856.9      $5,138.9
                                                              =========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                        $   163.6      $  755.6
  Accounts payable                                                413.3         366.3
  Accrued expenses                                                478.2         515.4
  Income taxes payable                                            219.3          59.3
  Current maturities of long-term debt
    and capital lease obligations                                   9.7         179.2
                                                              ---------      --------
     Total Current Liabilities                                  1,284.1       1,875.8
                                                              ---------      --------

Long-term debt and capital lease obligations                    1,310.6       1,301.4
Pension obligations                                                61.4          61.4
Postretirement benefits other than pensions                       328.0         334.4
Deferred income taxes                                              14.7          --
Other non-current liabilities                                     232.4         212.9
Commitments and contingent liabilities                             --            --
Mandatorily redeemable preferred securities of trust              124.8         124.5

Shareholders' Equity
  Common stock - $5 par value
    Authorized 200,000,000 shares; issued 115,096,525
    shares at September 30, 2001, and 113,295,049 shares
    at December 31, 2000 (excluding 14,000,000 shares
    held by a wholly-owned subsidiary at each date)               575.5         566.5
  Additional capital                                              972.6         922.8
  Income retained in the business                                 416.1         158.1
  Accumulated other comprehensive income                          (59.2)        (57.7)
  Unearned portion of restricted stock awards                      (0.7)         (1.2)
  Common stock held in treasury, at cost (13,157,786
    shares at September 30, 2001, and 10,964,761 shares
    at December 31, 2000)                                        (403.4)       (360.0)
                                                              ---------      --------
     Total Shareholders' Equity                                 1,500.9       1,228.5
                                                              ---------      --------
                                                              $ 4,856.9      $5,138.9
                                                              =========      ========

See notes to condensed consolidated financial statements.

                              GOODRICH CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              -------------------------
                                                                 2001          2000
                                                              ----------   ------------
OPERATING ACTIVITIES
   Income from continuing operations                             $228.0         $174.0
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Merger related and consolidation:
      Expenses                                                     14.9           29.1
      Payments                                                    (22.2)         (41.0)
    Depreciation and amortization                                 129.3          122.7
    Deferred income taxes                                          20.2           14.7
    Net gains on sales of businesses                               (7.2)          (2.0)
    Payment-in-kind interest income                               (12.3)           -
    Change in assets and liabilities, net of effects
      of acquisitions and dispositions of
      Businesses:
       Receivables                                                (90.4)         (96.4)
       Change in receivables sold, net                             46.3           (3.5)
       Inventories                                                (87.6)         (69.1)
       Other current assets                                       (16.1)         (10.3)
       Accounts payable                                            17.1           16.1
       Accrued expenses                                            15.6           (1.2)
       Income taxes payable                                        62.6          (39.2)
       Tax benefit on non-qualified options                        (7.7)           -
       Other non-current assets and liabilities                   (80.0)        (127.5)
                                                                --------       --------
   Net cash provided by (used in) operating activities of
    continuing operations                                         210.5          (33.6)
                                                                --------       --------

INVESTING ACTIVITIES
  Purchases of property                                          (134.6)         (85.2)
  Proceeds from sale of property                                    0.7           22.5
  Proceeds from sale of businesses                                 15.6            4.8
  Payments made in connection with acquisitions,
    net of cash acquired                                         (119.2)         (37.6)
                                                                --------       --------
  Net cash used by investing activities of continuing
    operations                                                   (237.5)         (95.5)
                                                                --------       --------

FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                         (576.1)         500.7
    Proceeds from issuance of long-term debt                        4.9           --
  Repayment of long-term debt and capital lease obligations      (186.6)          (9.6)
  Proceeds from issuance of capital stock                          50.6           16.1
  Purchases of treasury stock                                     (27.8)        (300.1)
  Dividends                                                       (85.1)         (89.5)
  Distributions on Trust preferred securities                     (13.8)         (13.8)
                                                                --------       --------
  Net cash provided (used) by financing activities of
    continuing operations                                        (833.9)         103.8
                                                                --------       -------

DISCONTINUED OPERATIONS
  Net cash provided (used) by discontinued operations            (170.5)          52.6
  Proceeds from sale of discontinued operations                 1,035.7              -
                                                                --------       --------
  Net cash provided by discontinued operations                    865.2           52.6
                                                                --------       --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents        2.5           (3.5)
                                                                --------       --------
Net Increase in Cash and Cash Equivalents                           6.8           23.8
Cash and Cash Equivalents at Beginning of Period                   77.5           66.4
                                                                --------       --------
Cash and Cash Equivalents at End of Period                      $  84.3        $  90.2
                                                                ========       ========

See notes to condensed consolidated financial statements.

                              GOODRICH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: RECLASSIFICATIONS

On October 31, 2001, the Company filed its condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements reflected the Company's Engineered Industrial Products ("EIP") segment as a discontinued operation (see
Note I below). Accordingly, the Company reclassified to discontinued operations the net assets, results of operations and cash flows attributable to this business within its condensed consolidated financial statements. Included within such classification was $153 million of short-term indebtedness related to the acquisition of Dana Corporation's Glacier Bearings business in September 2001, which is part of the EIP segment.

Subsequent to the issuance of these financial statements, the Company modified its approach to capitalizing the EIP business upon spin-off. The Company decided that it would retain the debt associated with the Glacier Bearings acquisition and that the Company would not make a cash tender offer for the 5.25 percent convertible trust preferred securities (TIDES) of Coltec Capital Trust.

Following is a summary of the adjustments required for the reclassifications noted above:

(DOLLARS IN MILLIONS)
                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
STATEMENT OF INCOME                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                     ---------------------------  --------------------------
                                                          2001          2000           2001          2000
                                                     ------------- -------------  ------------- ------------
RECLASS OF TIDES TO DISCONTINUED OPERATIONS:
   Other income (expense), net - Amortization of
     TIDES deferred issuance costs                      $   --        $    0.5       $    0.7      $    1.5
   Distribution on Trust Preferred Securities           $    1.9      $    2.0       $    5.9      $    5.9

RECLASS OF $153 IN MILLION IN SHORT-TERM
   INDEBTEDNESS TO CONTINUING OPERATIONS:
    Interest expense                                    $   (0.5)     $   --         $   (0.5)     $   --

BALANCE SHEET                                        SEPTEMBER 30, DECEMBER 31,
                                                          2001         2000
                                                     ------------- ------------
RECLASS OF TIDES TO DISCONTINUED OPERATIONS:
   Accrued expenses                                     $   (1.4)     $   (1.6)
   Mandatorily redeemable preferred securities of
    trust                                               $ (150.0)     $ (149.3)

RECLASS OF $153 MILLION SHORT TERM DEBT
   TO CONTINUING OPERATIONS:
    Short-term bank debt                                $  153.0      $   --

NOTE B: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation ("Goodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Current Report on Form 8-K filed Frbruary 13, 2002, which supercedes the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

As discussed in Note I, the Company's Performance Materials and EIP segments have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company's continuing operations.

NOTE C: ACQUISITIONS - In the first nine months of 2001, the Company acquired a manufacturer of aerospace lighting systems and related electronics, as well as the assets of a designer and manufacturer of inertial sensors used for guidance and control of unmanned vehicles and precision-guided systems. Total consideration aggregated $114.4 million, of which $101.6 million represented goodwill and other intangible assets. The purchase price allocation for these acquisitions has been based on preliminary estimates.

NOTE D: INVENTORIES - Inventories included in the accompanying Condensed Consolidated Balance Sheet consist of:

(DOLLARS IN MILLIONS)                                SEPTEMBER 30,  DECEMBER 31,
                                                          2001          2000
                                                     -------------  ------------
FIFO or average cost (which approximates current
costs):
  Finished products                                     $  154.7       $  170.7
  In process                                               628.8          563.9
  Raw materials and supplies                               205.5          162.8
                                                        --------       --------
                                                           989.0          897.4
Less:
  Reserve to reduce certain
      inventories to LIFO                                  (40.9)         (39.0)
  Progress payments and advances                           (42.3)         (48.8)
                                                        --------       --------

Total                                                   $  905.8       $  809.6
                                                        ========       ========

Based on revisions to the production schedule announced by Boeing at the end of 2001, the Company reevaluated its estimated costs to complete Boeing 717-200 contract, its learning curve assumptions as well as the number of aircraft expected to be delivered. As a result of this analysis, the Company recorded a charge of $76.5 million during the fourth quarter of 2001. This charge eliminated the remaining balance of excess-over-average inventory costs yet to be recognized and reduced pre-production inventory balances down to $35.2 million as of December 31, 2001. The Company will continue to record no margin on this contract based on its revised assumptions.

NOTE E: BUSINESS SEGMENT INFORMATION - Due to the sale of the Company's Performance Materials segment earlier this year, as well as the intended spin-off of the Company's EIP segment early in 2002, the Company has redefined its segments in accordance with SFAS 131. The Company's operations are now classified into four reportable business segments: Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems, and Electronic Systems. Accordingly, the Company has reclassified all periods based on its revised segment reporting.

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

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Merger related and consolidation costs are presented separately and are discussed in Note H of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for the consolidated Company. There are no significant intersegment sales.

(DOLLARS IN MILLIONS)                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                 ---------------------------  -------------------------
                                      2001          2000           2001         2000
                                 ------------- -------------  ------------- -----------
Sales
   Aerostructures and Aviation
      Technical Services            $  374.0      $  375.4       $1,139.3      $1,081.4
   Landing Systems                     293.1         265.9          862.8         785.0
   Engine and Safety Systems           190.0         158.7          576.2         473.6
   Electronic Systems                  194.8         132.4          553.4         399.2
                                    --------      --------       --------      --------
     Total Sales                    $1,051.9      $  932.4       $3,131.7      $2,739.2
                                    ========      ========       ========      ========
Segment Operating Income
   Aerostructures and Aviation
      Technical Services            $   60.7      $   57.3       $  176.6      $  155.2
   Landing Systems                      40.9          35.7          115.2         108.1
   Engine and Safety Systems            35.4          28.3          104.4          87.1
   Electronic Systems                   29.9          33.1           94.3          85.9
                                    --------      --------       --------      --------
                                       166.9         154.4          490.5         436.3
Corporate General and
     Administrative Expenses           (12.3)        (14.2)         (41.2)        (41.8)
Merger-related and
     Consolidation Costs                (1.5)         (8.3)         (14.9)        (29.1)
                                    --------      --------       --------      --------
     Total Operating Income         $  153.1      $  131.9       $  434.4      $  365.4
                                    ========      ========       ========      ========
Unusual Items
   Aerostructures and Aviation
      Technical Services            $    1.2      $    0.4       $    1.9      $    3.2
   Landing Systems                      --             7.2            7.2          13.7
   Engine and Safety Systems            --            --              1.4          --
   Electronic Systems                    0.2          --              2.5           0.3
                                    --------      ------         --------      --------
     Total Segment Unusual
       Items                        $    1.4      $    7.6       $   13.0      $   17.2
                                    ========      ========        =======      ========

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    2001           2000
                                               -------------   ------------
Assets
   Aerostructures and Aviation
      Technical Services                          $1,329.5       $1,237.3
   Landing Systems                                 1,002.4          948.8
   Engine and Safety Systems                         544.0          504.7
   Electronic Systems                                992.2          821.6
   Net Assets of Discontinued Operations             284.4        1,130.6
   Corporate                                         704.4          495.9
                                                  --------       --------
     Total Assets                                 $4,856.9       $5,138.9
                                                  ========       ========

NOTE F: EARNINGS PER SHARE - The computation of basic and diluted earnings per share from continuing operations is as follows:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                SEPTEMBER 30,                SEPTEMBER 30,
                                                ----------------------------  --------------------------
                                                     2001           2000           2001          2000
                                                -------------  -------------  -------------  -----------
Numerator:
Numerator for basic and diluted earnings per
   share - income available to common
   shareholders                                     $  81.9        $  61.1        $ 228.0        $ 174.0
                                                    -------        -------        -------        -------
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                 103.9          101.6          103.5          105.7
                                                    -------        -------        -------        -------
   Effect of dilutive securities:
      Stock options, performance shares and
         restricted shares                              0.3            1.8            1.1            1.3
      Convertible preferred securities                  2.9            2.9            2.9            2.9
                                                    -------        -------        -------        -------
   Dilutive potential common shares                     3.2            4.7            4.0            4.2
                                                    -------        -------        -------        -------
   Denominator for diluted earnings per
      share - adjusted weighted-average shares
      and assumed conversions                         107.1          106.3          107.5          109.9
                                                    =======        =======        =======        =======
Earnings per share:
   Basic                                            $  0.79        $  0.60        $  2.20        $  1.65
                                                    =======        =======        =======        =======
   Diluted                                          $  0.76        $  0.57        $  2.12        $  1.58
                                                    =======        =======        =======        =======

NOTE G: COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

 (DOLLARS IN MILLIONS)                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                    ---------------------------- --------------------------
                                         2001          2000           2001           2000
                                    ------------- -------------  -------------  -----------
Net Income                              $ 88.0        $ 79.9        $  343.6       $  247.7
Other Comprehensive Income -
   Unrealized translation
         adjustments
         during period                    (0.1)        (15.2)           (1.5)         (18.3)
                                        ------        ------        --------       --------
Total Comprehensive Income              $ 87.9        $ 64.7        $  342.1       $  229.4
                                        ======        ======        ========       ========

Accumulated other comprehensive income consists of the following (dollars in millions):

                                           SEPTEMBER 30,   DECEMBER 31,
                                                2001           2000
                                           -------------   ------------
Cumulative unrealized translation
   adjustments                                 $(55.4)       $ (53.9)
Minimum pension liability adjustment             (3.8)          (3.8)
                                               ------        -------
                                               $(59.2)       $ (57.7)
                                               ======        =======

The minimum pension liability amounts above are net of deferred taxes of $1.9 million.

NOTE H: MERGER RELATED AND CONSOLIDATION COSTS

Through September 30, 2001, the Company recorded charges totaling $14.9 million ($9.9 million after-tax). The charges were recorded as follows:

                                       (DOLLARS IN MILLIONS)               NINE MONTHS
                                                                              ENDED
                                                                        SEPTEMBER 30, 2001
                                                                        ------------------
                                       Segments                              $   13.0
                                       Corporate                                  1.9
                                                                             --------
                                                                             $   14.9
                                                                             ========

Merger-related and consolidation reserves at December 31, 2000 and September 30, 2001, as well as activity during the nine months ended September 30, 2001, consisted of:

                                         (DOLLARS IN MILLIONS)
                         -----------------------------------------------------
                           BALANCE                                  BALANCE
                         DECEMBER 31,                            SEPTEMBER 30,
                             2000       PROVISION    ACTIVITY         2001
                         ------------  -----------  ----------   -------------
Personnel-related costs     $ 12.9       $  6.9       $ (9.1)       $ 10.7

Transaction costs              1.9           --         (1.9)           --
Consolidation                 43.4          8.0        (45.9)          5.5
                            ------       ------       ------        ------
                            $ 58.2       $ 14.9       $(56.9)       $ 16.2
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

NOTE I: DISCONTINUED OPERATIONS - The disposition of the Performance Materials and Engineered Industrial Products segments represent the disposal of segments under APB Opinion No. 30 ("APB 30"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials and Engineered Industrial Products have been segregated in the Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows.

The following summarizes the results of discontinued operations:

                                                   Three Months       Three Months       Nine Months       Nine Months
                                                      Ended              Ended              Ended             Ended
                                                   September 30,      September 30,      September 30,     September 30,
(Dollars in millions)                                  2001               2000               2001              2000
                                                   -------------     --------------      -------------     -------------
Sales:
  Performance Materials                             $        --       $     284.8           $  187.0          $  890.9
  Engineered Industrial Products                          151.0             161.0              487.5             507.2
                                                     ----------        ----------            -------           -------
                                                    $     151.0       $     445.8           $  674.5          $1,398.1
                                                     ==========        ==========            =======           =======

Pretax income (loss) from operations:
  Performance Materials                             $        --       $      12.6           $   (3.6)         $   57.1
  Engineered Industrial Products                           12.9              22.1               48.2              75.1
                                                     ----------        ----------            -------           -------
                                                           12.9              34.7               44.6             132.2
Income tax expense                                         (4.9)            (13.9)             (16.6)            (52.6)
Distributions on Trust preferred securities                (1.9)             (2.0)              (5.9)             (5.9)
Gain on sale of Performance Materials (net of
   income tax expense of $54.9 million in 2001)              --                --               93.5               -.-
                                                     ----------        ----------            -------           -------
Income from discontinued operations                 $       6.1       $      18.8           $  115.6          $   73.7
                                                     ==========        ==========            =======           =======

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

The Company has calculated a $25 million working capital adjustment in its favor, which has been considered in the after-tax gain noted above. The Buyer is disputing the Company's working capital adjustment and has asserted that the Company owes the Buyer approximately $10 million under the purchase and sale agreement. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. Such resolution will be final and binding on all parties. The Company expects to finalize the working capital adjustment in 2002.

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

ENGINEERED INDUSTRIAL PRODUCTS - ASBESTOS

Garlock and Anchor. Two subsidiaries of Coltec, Garlock Sealing Technologies, LLC ("Garlock") and The Anchor Packing Company ("Anchor"), have been among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in those actions are industrial sealing products, predominantly gaskets, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages historically has been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant.

The Company believes that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products sold by Garlock and Anchor are encapsulated, which means the asbestos fibers are incorporated into the product during the manufacturing process and sealed in a binder. The are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock's gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products permitted to be manufactured under regulations of the EPA. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock's sales and those sales have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and world-wide in mid-2001.

Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock's historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Garlock believes that these settlements were at a lower overall cost to Garlock than would eventually have been paid even though the timing of payment was accelerated. Mainly due to this short-term aggressive settlement strategy and because settlements are made over a period of time, the settlement amounts paid in the first nine months of 2001, 2000 and 1999 increased over prior periods and the settlement amounts that will be paid in 2002 are also expected to be higher than amounts paid in prior periods. In 2001, Garlock resumed its historical settlement strategy.

Settlements are generally made on a group basis with payments made to individual claimants over a period of one to four years and are made without any admission of liability. Settlement amounts vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature of the disease alleged, the occupation of the plaintiff, the presence or absence of other possible causes of the plaintiff's alleged illness, the availability of legal defenses, such as the statute of limitations, and whether the action is an individual one or part of a group. Garlock's allocable portion of the total settlement amount for an action typically ranges from 1% to 2% of the total amount.

Before any payment on a settled claim is made, the claimant is required to submit a medical report acceptable to Garlock substantiating the asbestos-related illness and meeting specific criteria of disability. In addition, sworn testimony that the claimant worked with or around Garlock asbestos-containing products is required. Generally, the claimant is also required to sign a full and unconditional release of Garlock, its subsidiaries, parent, officers, directors, affiliates and related parties from any liability for asbestos-related injuries or claims.

When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock's share of adverse verdicts in these cases in the first nine months of 2001 and in fiscal years 2000, 1999 and 1998 totaled less than $10 million in the aggregate, and some of those verdicts are on appeal.

Anchor is an inactive and insolvent subsidiary of Coltec. The insurance coverage available to it is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

The insurance coverage available to Garlock is substantial. As of September 30, 2001 Garlock had available $1.027 billion of insurance coverage from carriers that it believes to be solvent. Of that amount, $113 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $169 million has been committed to claim settlements not yet paid by Garlock. Thus, at September 30, 2001, $745 million remained available for coverage of future claims. Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, a few of which allege initial exposure after July 1, 1984. To date, no payments with respect to these claims, pursuant to a settlement or otherwise, have been made. In addition, Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that that any or all of these defenses will be successful in the future.

Arrangements with Garlock's insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover claims paid by Garlock currently is limited to $80 million per year ($60 million in 1999 and 1998), covering both settlements and reimbursements of legal fees. This limit automatically increases by 8% every three years. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available but subject to the annual limit in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. Various options, such as raising the annual limit, are being pursued to ensure as close a match as possible between payments by Garlock and recoveries received from insurance. There can be no assurance that Garlock will be successful as to any or all of these options.

In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock and Anchor have progressed to a stage where the cost to dispose of these actions can reasonably be estimated. These actions are classified as actions in advanced stages and are included in the table as such below. With respect to outstanding actions against Garlock and Anchor that are in preliminary procedural stages, as well as any actions that may be filed in the future, insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to reasonably estimate what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liabilities has been included in the table below for such claims.

The Company records an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. The Company also records an asset equal to the amount of those liabilities that is expected to be recovered by insurance. A table is provided below depicting quantitatively the items discussed above.

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                --------------------------
                                                                                    2001           2000
                                                                                -----------    -----------
                                                                                   (dollars in millions)
(NUMBER OF CASES)
New Actions Filed During the Period (1)                                              30,500         29,500
Actions in Advanced Stages at Period-End                                              1,900         13,400
Open Actions at Period-End                                                           90,100         97,900

(DOLLARS IN MILLIONS AT PERIOD-END)
Estimated Liability for Settled Claims and Actions in
    Advanced Stages of Processing (2)                                             $   180.6      $   252.8
Estimated Amounts Recoverable From Insurance (2)(3)                               $   295.7      $   314.0

(DOLLARS IN MILLIONS)
Payments (2)                                                                      $   136.5      $    90.3
Insurance Recoveries (2)                                                               70.9           49.0
                                                                                -----------    -----------
Net Cash Flow (3)                                                                 $  (65.6)      $  (41.3)
                                                                                ===========    ===========


--------------------------------------------------------

(1) Consists only of actions actually filed with a court of competent jurisdiction. To the extent that a particular action names both Garlock and Anchor as defendants, for purposes of this table the action is treated as a single action.

(2) Includes amounts with respect to all claims settled, whether or not an action has actually been filed with a court of competent jurisdiction, claims which have been dismissed or tried and claims otherwise closed during the period.

(3) Payments made during the period for which Garlock does not receive a corresponding insurance recovery due to the annual limit imposed under Garlock's insurance policies will be recovered in future periods to the extent insurance is available. When estimating the amounts recoverable, Garlock only includes insurance coverage available from carriers believed to be solvent.

Garlock and Anchor recorded charges to operations amounting to approximately $6.0 million during the first nine months of 2001 and 2000 representing payments and related expenditures made during the periods which are not recoverable at all under insurance, whether in the present period or in future periods.

Garlock and Anchor paid $65.6 million and $41.3 million for the defense and disposition of asbestos-related actions, net of amounts received from insurance carriers, during the first nine months of 2001 and 2000, respectively. The amount of payments during the first nine months of 2001 was consistent with the expectation that payments during 2001 would be higher than in 2000 due, in large part, to Garlock's previously discussed short-term aggressive settlement strategy. During 2001, Garlock was able to negotiate the receipt of $10 million from one of its excess insurance carriers, $7.5 million of which was received in the fourth quarter of 2001 and $2.5 million of which is expected to be received during the first quarter of 2002. Garlock was able to securitize this cash flow stream during the third quarter of 2001 and the cash received ($9.9 million) is reflected in the amounts presented above.

Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, legislative efforts and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, the Company believes that pending actions against Garlock and Anchor are not likely to have a material adverse effect on the Company's consolidated financial condition, but could be material to the Company's consolidated results of operations or cash flows in a given period. However, because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, there can be no assurance that those future actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

Coltec and some of its subsidiaries (other than Garlock and Anchor) have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. The number of claims to date has not been significant and insurance coverage is available to Coltec. Based on the above, the Company believes that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows and are therefore not discussed above.

Coltec, Garlock, Anchor and some of Coltec's other subsidiaries are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants and co-defendants. Based on past experience, the Company believes that these categories of claims are not likely to have a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows and are therefore not discussed above.

Other Matters

Coltec has some contingent liabilities related to discontinued operations of its predecessors and for which it retained liability or is obligated under indemnity agreements. These contingent liabilities include potential product liability and associated claims related to Coltec's former Colt Firearms subsidiary for firearms manufactured prior to 1990 and related to Coltec's former Central Maloney subsidiary for electrical transformers manufactured prior to 1994. There are currently no claims pending against Coltec related to these former subsidiaries. However, such claims could arise in the future. Coltec also has ongoing obligations with regard to workers compensation and medical benefit matters associated with Crucible Materials Corporation and Colt Firearms that relate to Coltec's periods of ownership of these companies.

NOTE J: PAYMENT-IN-KIND NOTES RECEIVABLE

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

NOTE K: NEW ACCOUNTING STANDARDS

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

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined what the effect of SFAS 143 will be on its consolidated financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined what the effect of SFAS 144 will be on its consolidated financial condition or results of operations.

NOTE L: CONTINGENCIES

GENERAL

There are pending or threatened against Goodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Goodrich believes that any liability that may finally be determined with respect to such claims, lawsuits and proceedings should not have a material effect on the Company's consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

ENVIRONMENTAL

Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental experts in consultation with outside environmental specialists, when necessary.

The Company is subject to various domestic and international environmental laws and regulations which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's results of operations in a given period.

At September 30, 2001, the Company's reserves for environmental remediation obligations totaled $86.9 million, of which $11.5 million was included in accrued liabilities. Of the $86.9 million, $13.0 million is associated with ongoing operations and $73.9 million is associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years. This period includes operation and monitoring costs which are generally incurred over 15 years.

TOLO LITIGATION

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

At the time of the purchase the Company established a reserve of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. The Company has not established an accrual for the punitive damages award of $24 million, which was based on the plaintiff"s fraudulent concealment claim, for the reasons set forth below.

The Company and its legal counsel believe that there were numerous points of reversible error in the trial that make it more likely than not that the judgment will be reversed or vacated on appeal. First, the Company believes the plaintiffs' fraud claim is legally deficient under California law and should be reversed. If the fraud claim is not reversed, defendants' should, at a minimum, be granted a new trial on the fraudulent concealment claim because the trial court permitted plaintiffs to add this claim late in the trial but did not allow the Company to introduce evidence to defend against it. The Company also believes that the trial court made numerous prejudicial errors regarding the admission and exclusion of evidence relating to the fraud claims, which further supports the grant of a new trial. And finally, the Company believes that the trial court's directed verdict on plaintiffs' breach of contract claim should be set aside and a new trial granted because, among other things, there was sufficient evidence for the jury to find for the defendants on this claim.

DISCONTINUED OPERATIONS

Contingencies associated with Coltec and its subsidiaries, including asbestos-related liabilities, are discussed in Note I to the condensed consolidated financial statements. After the spin-off is completed, it is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company's ownership of Coltec. Also, it is possible that a claim could be asserted against the Company that Coltec's dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

No such claims have been asserted against the Company to date. The Company believes that it would have substantial legal defenses against any such claims. Any such claims would require, as a practical matter, that Coltec's subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and is unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec will be solvent both before and after the dividend. If any such claims were successful the Company believes it would not have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations or cash flows in a particular period.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       POSITION AND RESULTS OF OPERATIONS

The following management discussion and analysis should be read in conjunction with the consolidated condensed financial statements and footnotes presented within this quarterly report on Form 10-Q/A. As discussed in Note A to the condensed consolidated financial statements, the Company has restated its financial statements for the three and nine-month periods ended September 30, 2001 and 2000, to a) reclassify the TIDES to discontinued operations; and b) reclassify the short-term borrowings related to the Glacier Bearings acquisition from discontinued operations to continuing operations. The accompanying management's discussion and analysis gives effect to that restatement.

SIGNIFICANT EVENTS

- Net income for the third quarter was $88.0 million, or $0.83 per share, compared to $79.9 million, or $0.77 per share, during the third quarter last year. Net income for the first nine months of 2001 was $343.6 million, or $3.24 per share, compared to $247.7 million, $2.30 per share, during the first nine months of 2000.

- Net income, excluding special items, for the third quarter was $83.0 million, or $0.77 per share, compared to $66.4 million, or $0.62 per share, in the third quarter last year. Net income, excluding special items, for the first nine months of 2001 was $233.2 million, or $2.17 per share, compared to $192.4 million, or $1.75 per share during the first nine months of 2000.

- The Company announced during the quarter its intention to spin-off its Engineered Industrial Products ("EIP") segment to shareholders.

- Net cash provided by operating activities of continuing operations increased $244.1 from a use of $33.6 million during the first nine months of 2000 to $210.5 million of cash provided during the first nine months of 2001.

- Free cash flow, defined as operating cash flows from continuing operations adjusted for cash payments related to special items less capital expenditures, increased from $50.9 million during the first nine months of 2000 to $98.1 million during the first nine months of 2001.

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

EIP SPIN-OFF

During September 2001, the Company announced that its Board of Directors has approved in principle the tax-free spin-off of its Engineered Industrial Products business to shareholders. The transaction will create a new publicly traded company, focused on its own customers, products and markets. The spin-off is expected to be completed in 2002. Application will be made to list the shares of the new company on the New York Stock Exchange.

According to the plan, Goodrich shareholders will receive one share in the new industrial company for every five Goodrich shares they own as of the record date for the distribution.

The new industrial company will include substantially all the assets and liabilities of the Engineered Industrial Products segment, including the associated asbestos liabilities and related insurance (see additional discussion regarding asbestos claims in Note I of the accompanying unaudited condensed consolidated financial statements) as well as certain obligations associated with former businesses of Coltec Industries Inc ("Coltec"), a wholly-owned subsidiary of Goodrich. The Company expects to offer to exchange the outstanding $300 million, 7.5 percent Coltec senior notes for similar Goodrich securities prior to the spin-off. Assuming that these offers are fully subscribed, the new company will have total debt of approximately $165 million at the time of the spin-off.

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

DIVESTITURE OF PERFORMANCE MATERIALS SEGMENT

On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. (the "Buyer") for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the buyer (see additional discussion regarding the debt securities received in Note J of the accompanying unaudited condensed consolidated financial statements). The transaction resulted in an after-tax gain of $93.5 million and is subject to certain post closing adjustments (e.g. working capital adjustments).

The Company has calculated a $25 million working capital adjustment in its favor, which has been considered in the after-tax gain noted above. The Buyer is disputing the Company's working capital adjustment and has asserted that the Company owes the Buyer approximately $10 million under the purchase and sale agreement. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. Such resolution will be final and binding on all parties. The Company expects to finalize the working capital adjustment in 2002.

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


RESULTS OF OPERATIONS

            THIRD QUARTER OF 2001 COMPARED WITH THIRD QUARTER OF 2000

                                                          Three Months Ended
                                                            September 30,
                   (Dollars in Millions)                2001            2000
                   -------------------------------------------------------------
                    SALES
                      Aerostructures and
                       Aviation Technical
                       Services                      $  374.0        $  375.4
                      Landing Systems                   293.1           265.9
                      Engine and Safety Systems         190.0           158.7
                      Electronic Systems                194.8           132.4
                                                     --------        --------

                       Total Sales                   $1,051.9        $  932.4
                                                     ========        ========

                    OPERATING INCOME
                      Aerostructures and
                       Aviation Technical
                       Services                      $   60.7        $   57.3
                      Landing Systems                    40.9            35.7
                      Engine and Safety Systems          35.4            28.3
                      Electronic Systems                 29.9            33.1
                                                     --------        --------

                       Segment Operating Income      $  166.9        $  154.4

                    Corporate General and
                      Administrative Costs              (12.3)          (14.2)
                    Merger-related and
                      Consolidation Costs                (1.5)           (8.3)
                                                     --------        --------

                      Total Operating Income         $  153.1        $  131.9

                   Net Interest Expense                 (17.6)          (27.6)
                   Other income (expense)-net            (8.1)           (5.9)
                   Income Tax Expense                   (42.8)          (34.7)
                   Distribution on Trust
                      Preferred Securities               (2.7)           (2.6)
                                                     --------        --------
                   Income from Continuing
                      Operations                         81.9            61.1
                   Income from Discontinued
                      Operations                          6.1            18.8
                                                     --------        --------

                      Net Income                     $   88.0        $   79.9
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

Merger-related and consolidation costs of $1.5 million and $8.3 million were recorded during the third quarter of 2001 and 2000, respectively (see further discussion in Note I of the accompanying unaudited condensed consolidated financial statements). As discussed above (under Anticipated Restructuring and Consolidation Activities), the Company expects to incur additional merger-related and consolidation costs through the first half of 2002. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the reorganization of operating facilities and for employee relocation and severance costs.

Interest expense-net decreased $10.0 million from $27.6 million in 2000 to $17.6 million during the third quarter of 2001. The decrease was primarily attributable to interest income on the PIK note and lower interest expense due to reduced average outstanding borrowings. The lower average outstanding borrowings during the period was due to significant working capital improvements during the quarter and the maturity of $175 million of outstanding notes in July.

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

Other expense-net increased $2.2 million from $5.9 million in the third quarter of 2000 to $8.1 million in the third quarter of 2001. The increase was due primarily to increased retiree healthcare costs related to previously disposed of businesses and increased earnings due to minority interest shareholders. The increase in retiree healthcare costs related to previously disposed of businesses was primarily due to increased costs associated with providing retiree healthcare benefits as well as increased costs resulting from the sale of Performance Materials in the first quarter of 2001 and the retention of most of its retiree healthcare obligations. The increase in earnings due minority interest shareholders was primarily due to the sale of a 30 percent interest in an aerospace overhaul business in the Asia Pacific region during the first quarter of 2001 that had previously been wholly-owned by the Company.

The Company's effective tax rate from continuing operations during the third quarter of 2001 was approximately 33.6 percent. This compares to an effective tax rate of approximately 35.3 percent during the third quarter of 2000 and the actual effective tax rate of 33.1 percent for all of 2000. The increase in rate, as compared to the effective tax rate for all of 2000, was primarily attributable to additional foreign earnings subject to U.S. tax..

Income from discontinued operations decreased $12.7 million from quarter to quarter due to the sale of Performance Materials during the first quarter of 2001 and a reduction in EIP's net income due to continued softness in industrial markets, unfavorable product mix and pricing pressures.

The Company and the buyer of Performance Materials continue to work through the final purchase and sale agreement adjustments (i.e. working capital adjustment). Any adjustment to the gain on sale that was recorded during the first quarter of 2001 is expected to occur before the end of 2002.

     FIRST NINE MONTHS OF 2001 AS COMPARED TO THE FIRST NINE MONTHS OF 2000

                                                        Nine Months Ended
                                                          September 30,
                   (Dollars in Millions)               2001            2000
                   -------------------------------------------------------------
                    SALES
                      Aerostructures and
                       Aviation Technical
                       Services                      $1,139.3        $1,081.4
                      Landing Systems                   862.8           785.0
                      Engine and Safety Systems         576.2           473.6
                      Electronic Systems                553.4           399.2
                                                     --------        --------

                       Total Sales                   $3,131.7        $2,739.2
                                                     ========        ========

                    OPERATING INCOME
                      Aerostructures and
                       Aviation Technical
                       Services                      $  176.6        $  155.2
                      Landing Systems                   115.2           108.1
                      Engine and Safety Systems         104.4            87.1
                      Electronic Systems                 94.3            85.9
                                                     --------        --------

                       Segment Operating Income      $  490.5        $  436.3

                    Corporate General and
                      Administrative Costs              (41.2)          (41.8)
                    Merger-related and
                      Consolidation Costs               (14.9)          (29.1)
                                                     --------        --------

                      Total Operating Income         $  434.4        $  365.4

                   Net Interest Expense                 (64.4)          (73.9)
                   Other income (expense)-net           (15.2)          (11.9)
                   Income Tax Expense                  (118.9)          (97.7)
                   Distribution on Trust
                      Preferred Securities               (7.9)           (7.9)
                                                     --------        --------
                   Income from Continuing
                      Operations                        228.0           174.0
                   Income from Discontinued
                      Operations                        115.6            73.7
                                                     --------        --------

                      Net Income                     $  343.6        $  247.7
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

Merger-related and consolidation costs of $14.9 million and $29.1 million were recorded during the first nine months of 2001 and 2000, respectively (see further discussion in Note H of the accompanying unaudited condensed consolidated financial statements). As discussed above (under Anticipated Restructuring and Consolidation Activities), the Company expects to incur additional merger-related and consolidation costs during 2002. The timing of these costs is dependent on the finalization of management's plans and on the nature of the costs (accruable or period costs). These charges will consist primarily of costs associated with the reorganization of operating facilities and for employee relocation and severance costs.

Interest expense-net decreased $9.5 million from $73.9 million during the first nine months of 2000 to $64.4 million during the first nine months of 2001. The decrease was primarily attributable to interest income on the PIK note, partially offset by increased interest expense. Interest expense related to continuing operations is net of amounts directly attributable to EIP and amounts allocated to Performance Materials during periods prior to the sale. Such allocation was based on the respective net assets of Performance Materials in relation to the net assets of the Company and effectively resulted in a reduction in indebtedness attributable to continuing operations in periods prior to the sale even though indebtedness reflected on the Condensed Consolidated Balance Sheet does not reflect such an allocation. Taking the above into consideration, outstanding average indebtedness attributed to continuing operations increased during the first nine months of 2001 as compared to the same period last year driven mostly by the financing of acquisitions. This increase in outstanding average indebtedness resulted in the higher interest expense noted above.

Other expense-net increased $3.3 million from $11.9 million during the first nine months of 2000 to $15.2 million during the first nine months of 2001. Excluding gains from the sale of businesses during both periods, other expense-net increased by $8.5 million from $13.9 million during the first nine months of 2000 to $22.4 million during the first nine months of 2001. The increase was due primarily to increased retiree healthcare costs related to previously disposed of businesses and increased earnings due to minority interest shareholders. The increase in retiree healthcare costs related to previously disposed of businesses was primarily due to increased costs associated with providing retiree healthcare benefits as well as the sale of Performance Materials in the first quarter of 2001 and the retaining of most of its retiree healthcare obligations. The increase in earnings due minority interest shareholders was primarily due to the sale of a 30 percent interest in an aerospace overhaul business in the Asia Pacific region during the first quarter of 2001.

The Company's effective tax rate from continuing operations during the first nine months of 2001 was approximately 33.5 percent. This compares to an effective tax rate of approximately 34.9 percent during the first nine months of 2000 and the actual effective tax rate of 33.1 percent for all of 2000. The increase in rate, as compared to the to the effective tax rate for all of 2000, was primarily attributable to additional foreign earnings being subject to U.S. tax.

Income from discontinued operations increased $41.9 million, from $73.7 million during the first nine months of 2000 to $115.6 million during the first nine months of 2001. Excluding the after-tax gain on sale of $93.5 million, income from discontinued operations decreased by $51.6 million. The decrease was primarily due to the sale of Performance Materials in February, thus resulting in only two months of income in 2001 and lower income from the Company's EIP segment. The decrease in EIP income was due to continued softness in industrial markets, unfavorable product mix and pricing pressures.

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

Corporate includes general and administrative costs. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment, except for merger-related and consolidation costs which are presented separately (see further discussion in Note H to the accompanying unaudited condensed consolidated financial statements).

An expanded analysis of sales and operating income by business segment follows.

(DOLLARS IN MILLIONS)

                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                   -------------                          -------------
                                          2001          2000       % CHANGE       2001         2000       % CHANGE
                                      ------------  ------------ ------------ ------------ ------------  ----------
         SALES
          Aerostructures and
             Aviation Technical
             Services                   $  374.0       $ 375.4        (0.4)   $  1,139.3   $  1,081.4          5.4
          Landing Systems                  293.1         265.9        10.2         862.8        785.0          9.9
          Engine and Safety Systems        190.0         158.7        19.7         576.2        473.6         21.7
          Electronic Systems               194.8         132.4        47.1         553.4        399.2         38.6
                                        --------       -------                   -------      -------

              Total Sales               $1,051.9       $ 932.4        12.8    $  3,131.7   $  2,739.2         14.3
                                        ========       =======                   =======      =======

         OPERATING INCOME
          Aerostructures and
             Aviation Technical
             Services                   $   60.7       $  57.3         5.9    $    176.6   $    155.2         13.8
          Landing Systems                   40.9          35.7        14.6         115.2        108.1          6.6
          Engine and Safety Systems         35.4          28.3        25.1         104.4         87.1         19.9
          Electronic Systems                29.9          33.1        (9.7)         94.3         85.9          9.8
                                        --------       -------                   -------      -------

              Segment Operating
                 Income                 $  166.9       $ 154.4         8.1    $    490.5   $    436.3         12.4
                                        ========       =======                   =======      =======

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

Operating income increased $8.4 million, or 9.8 percent, from $85.9 million during the first nine months of 2000 to $94.3 million during the first nine months of 2001. The increase was primarily due to the factors noted above, partially offset by increased investment in MEMS (micro-electromechanical systems) technologies and products, increased R&D expenses on the Smart Deck Integrated Flight Controls & Display System, unfavorable product mix and higher costs related to the consolidation and integration of acquisitions

The significant reduction in operating margins, period over period (21.5 percent in 2000 to 17.0 percent in 2001), was primarily attributable to program delays and cancellations impacting the segments space-based businesses, as well as significantly lower margins on sales from acquisitions. The Company expects these margins to increase next year as a result of current and planned consolidation and integration activities.

                         CAPITAL RESOURCES AND LIQUIDITY

The following table summarizes our cash flow activities for the periods indicated:

    (DOLLARS IN MILLIONS)                                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       ---------------------------
                                                            2001          2000        CHANGE
                                                       ------------- ------------- ------------
    Cash flows from:
       Operating activities of continuing operations   $     210.5   $      (33.6) $     244.1
       Investing activities of continuing operations   $    (237.5)  $      (95.5) $    (142.0)
       Financing activities of continuing operations   $    (833.9)  $      103.8  $    (937.7)
       Discontinued operations                         $     865.2   $       52.6  $     812.6

Cash flow from operating activities of continuing operations increased $244.1 million from a use of $33.6 million during the first nine months of 2000 to $210.5 million during the first nine months of 2001, primarily as a result of increased earnings, better working capital performance and lower quarterly tax payments. Cash used in investing activities of continuing operations decreased $142.0 million between periods mainly due to an acquisition (Hella Lighting) and increased capital expenditures related to the expansion of the Company's carbon disc brake producing capabilities and a large ERP project at the Company's aerostructures operations. The significant increase in cash used in financing activities between periods was primarily attributable to the repayment of all outstanding short-term indebtedness with the proceeds from the Performance Materials sale (see cash flow from Discontinued Operations above) and the payment of $175 million related to notes that matured during the quarter.

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

                                  CONTINGENCIES

GENERAL

There are pending or threatened against Goodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Goodrich believes that any liability that may finally be determined with respect to such claims, lawsuits and proceedings should not have a material effect on the Company's consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

ENVIRONMENTAL

Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental experts in consultation with outside environmental specialists, when necessary.

The Company is subject to various domestic and international environmental laws and regulations which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's results of operations in a given period.

At September 30, 2001, the Company's reserves for environmental remediation obligations totaled $86.9 million, of which $11.5 million was included in accrued liabilities. Of the $86.9 million, $13.0 million is associated with ongoing operations and $73.9 million is associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years. This period includes operation and monitoring costs which are generally incurred over 15 years.

TOLO LITIGATION

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

At the time of the purchase the Company established a reserve of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. The Company has not established an accrual for the punitive damages award of $24 million, which was based on the plaintiff"s fraudulent concealment claim, for the reasons set forth below.

The Company and its legal counsel believe that there were numerous points of reversible error in the trial that make it more likely than not that the judgment will be reversed or vacated on appeal. First, the Company believes the plaintiffs' fraud claim is legally deficient under California law and should be reversed. If the fraud claim is not reversed, defendants' should, at a minimum, be granted a new trial on the fraudulent concealment claim because the trial court permitted plaintiffs to add this claim late in the trial but did not allow the Company to introduce evidence to defend against it. The Company also believes that the trial court made numerous prejudicial errors regarding the admission and exclusion of evidence relating to the fraud claims, which further supports the grant of a new trial. And finally, the Company believes that the trial court's directed verdict on plaintiffs' breach of contract claim should be set aside and a new trial granted because, among other things, there was sufficient evidence for the jury to find for the defendants on this claim.

DISCONTINUED OPERATIONS

Contingencies associated with Coltec and its subsidiaries, including asbestos-related liabilities, are discussed in Note I to the condensed consolidated financial statements. After the spin-off is completed, it is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company's ownership of Coltec. Also, it is possible that a claim could be asserted against the Company that Coltec's dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

No such claims have been asserted against the Company to date. The Company believes that it would have substantial legal defenses against any such claims. Any such claims would require, as a practical matter, that Coltec's subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and is unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec will be solvent both before and after the dividend. If any such claims were successful the Company believes it would not have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations or cash flows in a particular period.

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

The Company completed two acquisitions in the third quarter of 2001 and has not recorded any amortization on amounts preliminarily allocated to goodwill in accordance with SFAS 141.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $29 million per year. As provided for in the transition provisions of SFAS 142, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during the first six months of 2002. The Company has not yet determined what the effect of these tests will be on the Company's financial condition or results of operations.

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined what the effect of SFAS 143 will be on its consolidated financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined what the effect of SFAS 144 will be on its consolidated financial condition or results of operations.

         FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements made in this release are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the company's future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "anticipate," "intend," "estimate" or "plan", are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially.

Important factors that could cause actual results to differ include, but are not limited to:

        -       global demand for aircraft spare parts and aftermarket services;

        - the impact of the terrorist attacks on September 11, 2001 and their aftermath;

        - the timing related to restoring consumer confidence in air travel;

        - the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

        - the extent to which the Company is able to achieve savings from its restructuring plans;

        - the timing and successful completion of the spin-off of the Company's Engineered Industrial Products business;

        - the successful completion of Coltec's dividend of its aerospace business to the Company;

        - the solvency of Coltec at the time of and subsequent to the EIP spin-off;

        - demand for and market acceptance of new and existing products, including potential cancellation of orders by commercial customers;

        -       successful development of advanced technologies;

        -       competitive product and pricing pressures;

        - domestic and foreign government spending, budgetary and trade policies;

        - economic and political changes in international markets where the Company competes, such as changes in currency exchange rates, inflation rates, recession and other external factors over which the Company has no control; and

        - the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

The Company cautions you not to place undue reliance on the forward-looking statements contained in this release, which speak only as of the date on which such statements were made. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, the Company has been notified that it is among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sits. See Notes I and L to the accompanying condensed consolidated financial statements, which are incorporated herein by reference.

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

At the time of the purchase the Company established a reserve of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. The Company has not established an accrual for the punitive damages award of $24 million, which was based on the plaintiff"s fraudulent concealment claim, for the reasons set forth below.

The Company and its legal counsel believe that there were numerous points of reversible error in the trial that make it more likely than not that the judgment will be reversed or vacated on appeal. First, the Company believes the plaintiffs' fraud claim is legally deficient under California law and should be reversed. If the fraud claim is not reversed, defendants' should, at a minimum, be granted a new trial on the fraudulent concealment claim because the trial court permitted plaintiffs to add this claim late in the trial but did not allow the Company to introduce evidence to defend against it. The Company also believes that the trial court made numerous prejudicial errors regarding the admission and exclusion of evidence relating to the fraud claims, which further supports the grant of a new trial. And finally, the Company believes that the trial court's directed verdict on plaintiffs' breach of contract claim should be set aside and a new trial granted because, among other things, there was sufficient evidence for the jury to find for the defendants on this claim.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        Exhibit 10(II)          Goodrich Corporation Severance Program. *

        Exhibit 10(JJ) Amendment No. 1 to Goodrich Corporation 2001 Stock Option Plan. *

        Exhibit 10(KK) Amendment No. 1 to Goodrich Corporation Employee Stock Purchase Plan. *


* Previously filed.

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


February 14, 2002                                Goodrich Corporation





                                                 /S/ULRICH SCHMIDT
                                                 -------------------------------
                                                 Ulrich Schmidt
                                                 Senior Vice President and
                                                 Chief Financial Officer





                                                 /S/ROBERT D. KONEY, JR.
                                                 -------------------------------
                                                 Robert D. Koney, Jr.
                                                 Vice President & Controller
                                                 (Chief Accounting Officer)