Form 10-K405
period 2001-12-31
GOODRICH CORP
filed 2002-02-25
CIK 42542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                    NAME AND EACH EXCHANGE
      TITLE OF EACH CLASS                             ON WHICH REGISTERED
---------------------------------                -----------------------------
   Common Stock, $5 par value                      New York Stock Exchange
8.30% Cumulative Quarterly Income
  Preferred Securities, Series A*                  New York Stock Exchange



(*) Issued by BFGoodrich Capital and the payments of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by Goodrich Corporation. Goodrich Corporation is the owner of 100% of the common securities issued by BFGoodrich Capital, a Delaware statutory business trust.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

         The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of February 15, 2002 was $2.8 billion ($27.99 per share). On such date, 101,715,416 of such shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's 2001 Annual Report to Shareholders are incorporated by reference into Part I (Items 1 and 2), Part II (Items 5, 6, 7, 7a and 8) and Part IV (Item 14) hereof. Portions of the proxy statement dated March 2002 are also incorporated by reference into Part III.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

We are a leading worldwide supplier of aerospace components, systems and services serving the commercial, military, regional, business and general aviation markets. Our major products include aircraft engine nacelle and pylon systems, aircraft landing gear, wheels and brakes, sensors and sensor-based systems, fuel measurement and management systems, flight attendant and cockpit seats, aircraft evacuation slides and rafts, optical and electro-optical systems, space applications, ice protection systems and collision warning systems. Maintenance, repair and overhaul services on commercial airframes and components are also provided.

Discontinued operations consist of the Performance Materials segment, which was divested in February 2001, and the Engineered Industrial Products segment, which is intended to be spun-off to shareholders in the second quarter of 2002. Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations.

Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America and Europe.

Our principal executive offices are located at Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, North Carolina 28217 (telephone 704-423-7000).

We were incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

DISCONTINUED OPERATIONS

Proposed Spin-off of Engineered Industrial Products Segment

In September 2001, we announced that our Board of Directors had approved in principle the tax-free spin-off of our Engineered Industrial Products ("EIP") segment to shareholders. The spin-off will be effected through a tax-free distribution to our shareholders of all of the capital stock of EnPro Industries, Inc. ("EnPro"), a newly formed wholly-owned subsidiary of Goodrich.

The EIP segment is currently owned by Coltec Industries Inc ("Coltec"), a wholly-owned subsidiary of Goodrich. Prior to the distribution, Coltec's aerospace business will assume all intercompany balances outstanding between Coltec and us and Coltec will then transfer to us by way of a dividend all of the assets, liabilities and operations of Coltec's aerospace business, including these assumed balances. Following the spin-off, Coltec will be a wholly-owned subsidiary of EnPro and Coltec's aerospace businesses will be owned by us.

It is anticipated that the $150 million of outstanding Coltec Capital Trust convertible trust preferred securities will remain outstanding as a part of the EnPro capital structure. Certain payments with respect to these securities are guaranteed by Coltec and us, and are expected to be guaranteed by EnPro. Following the spin-off, these securities will be convertible into a combination of Goodrich and EnPro common stock. Separately, we expect that we will offer to exchange the $300 million of Coltec's 7.5% Senior Notes due 2008 for similar Goodrich debt securities prior to the spin-off. Assuming this exchange offer is fully subscribed, EnPro will have total debt and convertible trust preferred securities of approximately $165 million at the time of the spin-off. We also contemplate that a new EnPro senior secured revolving credit facility will be in place after the spin-off.

Although the spin-off is subject to certain conditions, no consents are required from our security holders or the holders of Coltec's outstanding debt or convertible trust preferred securities to complete the spin-off. We expect to complete the spin-off in the second quarter of 2002.

The spin-off of the EIP segment represents the disposal of a segment under APB Opinion No. 30 ("APB 30"). Accordingly, the segment is being accounted for as a discontinued operation and the revenues, costs and expenses, assets and liabilities, and cash flows of EIP have been segregated in our Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

Divestiture of Performance Materials Segment

On February 28, 2001, we completed the sale of our Performance Materials ("PM") segment to an investor group led by AEA Investors, Inc. (the "Buyer") for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the Buyer (see additional discussion regarding the debt securities received in Note F to the Consolidated Financial Statements within the 2001 Annual Report to Shareholders, which is incorporated herein by reference). The transaction resulted in an after-tax gain of $93.5 million and is subject to certain post closing adjustments (e.g. working capital adjustments).

We have calculated a $25 million working capital adjustment in our favor, which has been considered in the after-tax gain noted above. The Buyer is disputing our working capital adjustment and has asserted that we owe the Buyer approximately $10 million under the purchase and sale agreement. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. Such resolution will be final and binding on all parties. We expect to finalize the working capital adjustment during 2002.

Pursuant to the terms of the transaction, we have retained certain assets and liabilities (primarily pension, postretirement and environmental liabilities) of the Performance Materials segment. We have also agreed to indemnify the Buyer for liabilities arising from certain events as defined in the agreement. Such indemnification is not expected to be material to our financial condition, but could be material to our results of operations in a given period.

The disposition of the Performance Materials segment also represented the disposal of a segment under APB 30. Accordingly, the segment is being accounted for as a discontinued operation and the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials have been segregated in our Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

OTHER DISPOSITIONS

During 2001, we sold a minority interest in one business, resulting in a pre-tax gain of $7.2 million, which has been reported in other income (expense), net.

During 2000, we sold all of our interest in one business, resulting in a pre-tax gain of $2.0 million, which has been reported in other income (expense), net.

During 1999, we sold all or a portion of our interest in two businesses, resulting in a pre-tax gain of $6.8 million, which has been reported in other income (expense), net.

ACQUISITIONS

Pooling-of-Interests

On July 12, 1999, we completed a merger with Coltec Industries Inc ("Coltec") by exchanging 35.5 million shares of Goodrich common stock for all of the common stock of Coltec. Each share of Coltec common stock was exchanged for .56 of one share of Goodrich common stock. The merger was accounted for as a pooling of interests, and all prior period financial statements were restated to include the financial information of Coltec as though Coltec had always been a part of Goodrich.

Purchases

The following acquisitions were recorded using the purchase method of accounting. Their results of operations have been included in our results since their respective dates of acquisition. Acquisitions made by the Performance Materials and Engineered Industrial Products segments are not discussed below.

During 2001, we acquired a manufacturer of aerospace lighting systems and related electronics and the assets of a designer and manufacturer of inertial sensors used for guidance and control of unmanned vehicles and precision-guided systems. Total consideration paid by us for these acquisitions aggregated $114.4 million, of which $101.6 million represented goodwill and other intangible assets. The purchase price allocation for these acquisitions has been based on preliminary estimates.

During 2000, we acquired a manufacturer of earth and sun sensors for satellite attitude determination and control; ejection seat technology; a manufacturer of fuel nozzles; a developer of avionics and displays; the assets of a developer of precision electro-optical instrumentation serving both the space and military markets; an equity interest in a joint venture focused on developing and operating a comprehensive open electronic marketplace for aerospace aftermarket products and services; a manufacturer of precision and large optical systems, laser warning systems and visual surveillance systems for day and night use; and a supplier of pyrotechnic devices for space, missile, and aircraft systems. Total consideration paid by us for these acquisitions aggregated $242.6 million, of which $105.4 million represented goodwill and intangible assets.

During 1999, we acquired a manufacturer of spacecraft attitude determination and control systems and sensor and imaging instruments; the remaining 50 percent interest in a joint venture, located in Singapore, that overhauls and repairs thrust reversers, nacelles and nacelle components; an ejection seat business; and a manufacturer and developer of micro-electromechanical systems, which integrate electrical and mechanical components to form "smart" sensing and control devices. Total consideration paid by us aggregated $56.5 million, of which $55.0 million represented goodwill and intangible assets.

The purchase agreement for the manufacturer and developer of micro-electromechanical systems provides for additional consideration to be paid over six years based on a percentage of net sales. The additional consideration for the first five years, however, is guaranteed to be not less than $3.5 million. As the $3.5 million of additional consideration is not contingent on future events, it has been included in the purchase price and allocated to the net assets acquired. All additional contingent amounts payable under the purchase agreement will be recorded as additional purchase price/goodwill when earned.

The impact of these acquisitions was not material in relation to our results of operations. Consequently, pro forma financial information is not presented.

OPERATING SEGMENTS

Due to the sale of our Performance Materials segment in 2001, as well as the intended spin-off of our Engineered Industrial Products segment in 2002, we have redefined our segments. Our operations are now classified into four reportable business segments: Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems and Electronic Systems.

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

Landing Systems: Landing Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several divisions within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including sensors, landing gear, certain brake controls and wheels and brakes.

Engine and Safety Systems: Engine and Safety Systems produces engine and fuel controls, pumps, fuel delivery systems, as well as structural and rotating components such as disks, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. This segment also produces aircraft evacuation, de-icing and passenger restraint systems, as well as ejection seats and crew and attendant seating.

Electronic Systems: Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris; engine, transmission and structural health; and aircraft motion control systems. The segment's products also include instruments and avionics, warning and detection systems, ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems and laser warning systems.

For financial information concerning the sales, operating income, total assets, capital expenditures, depreciation and amortization and geographic information by segment, see Note L to the Consolidated Financial Statements within the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

CUSTOMERS

We serve a broad range of customers worldwide in the commercial, military, regional, business and general aviation markets. We market our products, systems and services directly to our customers through an internal marketing and sales force.

In 2001, 2000 and 1999, sales to The Boeing Company totaled 23 percent, 23 percent and 26 percent, respectively, of consolidated sales. In 2001, 2000 and 1999, sales to Airbus totaled 13 percent of consolidated sales. These amounts include direct sales to Boeing and Airbus as well as indirect sales through system suppliers and sub-assemblers.

COMPETITION

The aerospace industry in which we operate is highly competitive. Principal competitive factors include price, product and system performance, quality, service, design and engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of United States and international companies that are both larger and smaller than us in terms of resources and market share, and some of which are our customers. Some of our competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in certain areas. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

We experience intense competition for new commercial programs, as well. Manufactures of many aircraft offer their customers various choices of products at the time of sale of the aircraft. As a result, we and our competitors may offer substantial discounts and other financial incentives, performance and operating cost guarantees, participation in financing arrangements and maintenance agreements. The original selection of components by manufactures, and by purchasers, of the new aircraft can also have a significant impact on later sales of spare parts and maintenance services.

BACKLOG

At December 31, 2001, we had a backlog of approximately $3.4 billion, of which approximately 53 percent is expected to be filled during 2002. The amount of backlog at December 31, 2000 was approximately $3.2 billion. Backlogs are subject to delivery delays or program cancellations, which are beyond our control.

RAW MATERIALS

Raw materials and components used in the manufacture of our products, including aluminum, steel and carbon fibers, are available from a number of manufacturers and are generally in adequate supply.

ENVIRONMENTAL

We are subject to various domestic and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We are currently involved in the investigation and remediation of a number of sites under these laws. Based on currently available information, we do not believe that future environmental costs in excess of those accrued with respect to such sites will have a material adverse effect on our financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations or cash flows in a given period.

For additional information concerning environmental matters, see Note T to the Consolidated Financial Statements within the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

RESEARCH AND DEVELOPMENT

We perform research and development under Company funded programs for commercial products and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Total research and development expenditures in 2001, 2000 and 1999 were $198.2 million, $186.0 million and $180.0 million, respectively. Of these amounts, $49.0 million, $50.6 million and $43.7 million, respectively, were funded by customers.

INTELLECTUAL PROPERTY

We have many patents of our own and have acquired licenses under patents of others. While such patents in the aggregate are important to us, neither our primary business nor any of our industry segments is dependent on any single patent or group of related patents. We use a number of trademarks important either to our business as a whole or to our industry segments considered separately. We believe that these trademarks are adequately protected.

HUMAN RESOURCES

As of December 31, 2001, we had approximately 16,600 employees in the United States. An additional 2,600 people were employed by us in other countries. The Company has 4,800 employees in businesses reported as discontinued operations which are not included in the amounts above. We believe that we have good relationships with our employees. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through June 2004. There were no material work stoppages during 2001.

FOREIGN OPERATIONS

We are engaged in business in foreign markets. Our manufacturing and service facilities are located in Australia, Canada, England, France, Germany, Hong Kong, India, Mexico, Poland, Scotland, Singapore, and Slovakia. We also market our products and services through sales subsidiaries and distributors in a number of foreign countries. We also have technical fee, patent royalty agreements and joint venture agreements with various foreign companies.

Outside North America, no single foreign geographic area is currently significant, although we continue to expand our business in Europe. Currency fluctuations, tariffs and similar import limitations, price controls and labor regulations can affect our foreign operations, including foreign affiliates. Other potential limitations on our foreign operations include expropriation, nationalization, restrictions on foreign investments or their transfers, and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by the unavailability of dollar exchange or other restrictive regulations that foreign governments could enact. We do not believe that such restrictions or regulations would have a materially adverse effect on our business, in the aggregate.

For additional financial information about U.S. and foreign sales, see Note L to the Consolidated Financial Statements within the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

CERTAIN BUSINESS RISKS

Our business, financial condition, results of operations and cash flows can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

THE MARKETS WE SERVE ARE CYCLICAL AND SENSITIVE TO DOMESTIC AND FOREIGN ECONOMIC CONSIDERATIONS WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

The markets in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns. For example, markets for certain of our commercial aviation products sold to OEMs have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak conditions in the economy generally, as demand for new aircraft typically declines during these periods. Although we believe that aftermarket demand for many of our products may reduce our exposure to these business downturns, we have experienced these conditions in our business in the past and may experience downturns in the future.

The U.S. and other world markets are currently experiencing an economic downturn and many of the markets that we serve have been affected by this downturn. As a result, our business and financial results have been adversely affected. If this economic downturn were to continue for an extended period or if conditions were to worsen, the negative impact on our business and financial results could be further exacerbated.

Further, the terrorist attacks of September 11, 2001 adversely impacted the U.S. and world economies and a wide range of industries. Those terrorist attacks, the allied military response and subsequent developments may lead to future acts of terrorism, additional hostilities and financial, economic and political instability. While the precise effects of such instability on our industry and our business is difficult to determine, it may negatively impact our business, financial condition, results of operations and cash flows.

CURRENT CONDITIONS IN THE AIRLINE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

The downturn in the commercial air transport market, exacerbated by the terrorist attacks of September 11, has adversely affected the financial condition of many of our commercial airline customers. Many of our airline customers have announced reductions in their aircraft fleet sizes, resulting in decreased aftermarket demand for many of our products. In addition, many of our airline customers have requested extended payment terms or reduced pricing. We have been evaluating these requests on a case-by-case basis. To the extent extended payment terms are granted to customers, it may negatively affect our future cash flow. We perform ongoing credit evaluations on the financial condition of all of our customers and maintain reserves for uncollectible accounts receivable based upon expected collectibility. Although we believe that our reserves are adequate, we are not able to predict with certainty the changes in the financial stability of these customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on our financial condition, results of operations, or cash flows.

A SIGNIFICANT DECLINE IN BUSINESS WITH BOEING OR AIRBUS COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

Approximately 23% and 13% of our sales for the year ended December 31, 2001 were made to Boeing and its designated subcontractors, and Airbus and its designated subcontractors. Accordingly, a significant reduction in purchases by either of these customers could materially impair our results of operations and weaken our financial condition. Boeing and Airbus have both announced that new commercial aircraft deliveries for 2002 will be lower than 2001 as a result of reduced demand. We expect that this reduction in commercial aircraft deliveries by Boeing and Airbus will adversely affect our results of operations and cash flows.

DEMAND FOR OUR DEFENSE AND SPACE RELATED PRODUCTS IS DEPENDENT UPON GOVERNMENT SPENDING.

Approximately 20% of our net sales for the year ended December 31, 2001 were derived from the defense and space industry. The defense and space industry is largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that new military aircraft programs will enter full-scale production as expected. A change in levels of defense spending could curtail or enhance prospects in our military business. A change in the level of anticipated new product development costs could negatively impact our business.

COMPETITIVE PRESSURES MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

The aerospace industry in which we operate is highly competitive. We compete worldwide with a number of United States and international companies that are both larger and smaller than us in terms of resources and market share, and some of which are our customers. While we are the market and technology leader in many of our products, in certain areas some of our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in areas in which we compete. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

THE SIGNIFICANT CONSOLIDATION OCCURRING IN THE AEROSPACE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

The aerospace industry in which we operate has been experiencing significant consolidation among suppliers, including us and our competitors, and the customers we serve. Commercial airlines have increasingly been merging and creating global alliances to achieve greater scale and enhance their geographic reach. Aircraft manufacturers have made acquisitions to expand their product portfolios to better compete in the global marketplace. In addition, aviation suppliers have been consolidating and forming alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers and airlines more frequently awarding long-term sole source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers from whom components and systems are purchased. We cannot assure you that our business and financial results will not be adversely impacted as a result of consolidation by our competitors or customers.

OUR CONSOLIDATION AND RESTRUCTURING ACTIONS MAY NOT RESULT IN COST SAVINGS.

During the fourth quarter of 2001, we announced that we were eliminating approximately 2,400 aerospace and corporate positions and consolidating various aerospace operations in order to align capacity with current customer demand. We cannot assure you that these consolidation and restructuring actions will prove successful or result in all of the cost savings that we currently anticipate within the timeframe expected.

OUR ACQUISITION STRATEGY EXPOSES US TO RISKS, INCLUDING THE RISK THAT WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

We have a consistent strategy to grow, in part, by the acquisition of additional businesses and are continuously evaluating various acquisition opportunities. Our ability to grow by acquisition is dependent upon, among other factors, the availability of suitable acquisition candidates. Growth by acquisition involves risks that could adversely affect our operating results, including difficulties in integrating the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. We may not be able to complete acquisitions on satisfactory terms or, if any acquisitions are completed, satisfactorily integrate these acquired businesses.

THE AEROSPACE INDUSTRY IS HIGHLY REGULATED.

The aerospace industry is highly regulated in the United States by the Federal Aviation Administration, or FAA, and in other countries by similar agencies. We must be certified by the FAA and, in some cases, by individual original equipment manufacturers, or OEMs, in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

WE MAY HAVE LIABILITIES RELATING TO ENVIRONMENTAL LAWS AND REGULATIONS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We are subject to various domestic and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We are currently involved in the investigation and remediation of a number of sites under these laws. Based on currently available information, we do not believe that future environmental costs in excess of those accrued with respect to such sites will have a material adverse effect on our financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations or cash flows in a given period.

ANY PRODUCT LIABILITY CLAIMS IN EXCESS OF INSURANCE MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Our operations expose us to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by us, the failure of an aircraft component designed or manufactured by us or the irregularity of metal products processed or distributed by us. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our financial condition.

OUR FACILITIES COULD BE DAMAGED BY CATASTROPHES WHICH COULD REDUCE OUR PRODUCTION CAPACITY AND RESULT IN A LOSS OF CUSTOMERS.

We have facilities in the U.S. and in foreign countries, which, by virtue of their geographical location are susceptible to earthquakes and other natural disasters. Although we carry property insurance, including earthquake insurance and business interruption insurance, our inability to meet customer schedules as a result of a catastrophe may result in a loss of customers or significant additional costs, such as penalty claims, under customer contracts.

IF COLTEC IS UNABLE TO MEET ITS OBLIGATIONS IN THE FUTURE, INCLUDING OBLIGATIONS TO ASBESTOS CLAIMANTS, COLTEC CREDITORS MAY SEEK TO RECOVER FROM GOODRICH.

After the spin-off is completed, it is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of Coltec or its subsidiaries, even though the activities that led to those claim occurred prior to our ownership of Coltec. Also, it is possible that a claim could be asserted against us that Coltec's dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

No such claims have been asserted against us to date. We believe that we would have substantial legal defenses against any such claims. Any such claims would require, as a practical matter, that Coltec's subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and is unable to meet its financial obligations. In addition, the distribution agreement between EnPro and Goodrich that will be used to effectuate the spin-off will provide Goodrich with an indemnification from EnPro covering, among other things, these liabilities. We believe any such claims would be without merit and that Coltec will be solvent both before and after the dividend. If we are ultimately found to be responsible for the asbestos-related liabilities of Coltec's subsidiaries, we believe it would not have a material adverse effect on our financial condition, but could have a material adverse effect on our results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec's aerospace business were successful, it could have a material adverse impact on our financial condition, results of operations and cash flows.


ITEM 2.    PROPERTIES

We operate manufacturing plants and service facilities in 28 states in the U.S. and in Australia, Canada, England, France, Germany, Hong Kong, India, Mexico, Poland, Scotland, Singapore, and Slovakia. In addition, we have other facilities throughout the United States and in various foreign countries, which include sales offices, administrative offices and warehouses.

Certain information with respect to our significant facilities that are owned is set forth below:


                                                                 Approximate
                                                                  Number of
Segment                               Location                   Square Feet
-------                               --------                   -----------
Aerostructures and              Chula Vista, California           1,840,000
Aviation Technical              Riverside, California             1,160,000
Services                        Everett, Washington (b)           1,030,000

Landing Systems                 Troy, Ohio                          410,000
                                Oakville, Canada                    360,000

Engine and Safety               West Hartford, Connecticut (a)      550,000
Systems

Electronic Systems              Danbury, Connecticut                520,000

EIP (c)                         Beloit, Wisconsin                   855,000
                                Palmyra, New York                   685,000
                                Quincy, Illinois                    325,000


(a) The Engine and Safety Systems Segment utilizes approximately 300,000 square feet, with the balance leased to third parties.
(b)      Although the building is owned, the land at this facility is leased.
(c)      After the spin-off of EIP, we will no longer own these facilities.

In addition to the owned facilities, certain manufacturing activities are conducted within leased premises, the largest of which is in the Aerostructures and Aviation Technical Services Segment, located in Chula Vista, California, and covers approximately 890,000 square feet. Some of these leases provide for options to purchase or to renew such leases.

In the spring of 2000, we moved our headquarters operations to a new office building in Charlotte, North Carolina. We leased approximately 110,000 square feet for an initial term of ten years, with two, five-year options to 2020. The new offices provide space for the Corporate headquarters and also for the headquarters of the Aerostructures and Aviation Technical Services, Engine and Safety Systems and the Electronic Systems Segments.

In the opinion of management, our principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item 1, "Business-Environmental Matters" for a description of proceedings under applicable environmental laws regarding some of our properties.

In addition, we and our subsidiaries are lessees under a number of cancelable and non-cancelable leases for certain real properties, used primarily for administrative, retail, maintenance, repair and overhaul of aircraft, aircraft wheels and brakes and evacuation systems and warehouse operations, and for certain equipment (see Note I to the Consolidated Financial Statements within the 2001 Annual Report to Shareholders, which is incorporated herein by reference).

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to such claims, lawsuits and proceedings should not have a material effect on our consolidated financial position or results of operations. From time to time, we are also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters.

ENVIRONMENTAL

We are subject to various domestic and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We are currently involved in the investigation and remediation of a number of sites under these laws.

Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have recommended a remedy or have committed to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. Our measurement of environmental liabilities by us is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration our prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of our environmental experts in consultation with outside environmental specialists, when necessary.

Estimates of our liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which we have been identified are likely to have a material adverse effect on the our financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations in a given period.

At December 31, 2001, our reserves for environmental remediation obligations totaled $84.9 million, of which $11.0 million was included in accrued liabilities ($1.5 million of which is classified within merger-related and consolidation costs). Of the $84.9 million, $12.8 million is associated with ongoing operations and $72.1 million is associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation of all sites which we have identified in up to thirty years. This period includes operation and monitoring costs which are generally incurred over 15 years.

TOLO LITIGATION

In May 2000, we and our subsidiary Rohr, Inc. ("Rohr"), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that we and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found us liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million.

At the time of the purchase we established a reserve of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. We have not established an accrual for the punitive damages award of $24 million, which was based on the plaintiff"s fraudulent concealment claim, for the reasons set forth below.

We and our legal counsel believe that there were numerous points of reversible error in the trial that make it more likely than not that the judgment will be reversed or vacated on appeal. First, we believe the plaintiffs' fraud claim is legally deficient under California law and should be reversed. If the fraud claim is not reversed, defendants' should, at a minimum, be granted a new trial on the fraudulent concealment claim because the trial court permitted plaintiffs to add this claim late in the trial but did not allow us to introduce evidence to defend against it. We also believe that the trial court made numerous prejudicial errors regarding the admission and exclusion of evidence relating to the fraud claims, which further supports the grant of a new trial. And finally, we believe that the trial court's directed verdict on plaintiffs' breach of contract claim should be set aside and a new trial granted because, among other things, there was sufficient evidence for the jury to find for the defendants on this claim.

ENGINEERED INDUSTRIAL PRODUCTS - CONTINGENCIES

Asbestos

Garlock and Anchor. Two subsidiaries of Coltec, Garlock Sealing Technologies, LLC ("Garlock") and The Anchor Packing Company ("Anchor"), have been among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in those actions are industrial sealing products, predominantly gaskets, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant.

We believe that Garlock and Anchor are in a favorable position compared to many other asbestos defendants because, among other things, the asbestos-containing products sold by Garlock and Anchor are encapsulated, which means the asbestos fibers are incorporated into the product during the manufacturing process and sealed in a binder. They are also nonfriable, which means they cannot be crumbled by hand pressure. The Occupational Safety and Health Administration, which began generally requiring warnings on asbestos-containing products in 1972, has never required that a warning be placed on products such as Garlock's gaskets. Notwithstanding that no warning label has been required, Garlock included one on all of its asbestos-containing products beginning in 1978. Further, gaskets such as those previously manufactured and sold by Garlock are one of the few asbestos-containing products permitted to be manufactured under regulations of the EPA. Since the mid-1980s, U.S. sales of asbestos-containing industrial sealing products have not been a material part of Garlock's sales and those sales have been predominantly to sophisticated purchasers such as the U.S. Navy and large petrochemical facilities. These purchasers generally have extensive health and safety procedures and are familiar with the risks associated with the use and handling of industrial sealing products that contain asbestos. Garlock discontinued distributing asbestos-containing products in the U.S. during 2000 and world-wide mid-2001.

Garlock settles and disposes of actions on a regular basis. In addition, some actions are disposed of at trial. Garlock's historical settlement strategy has been to try to match the timing of payments with recoveries received from insurance. However, in 1999 and 2000, Garlock implemented a short-term aggressive settlement strategy. The purpose of this short-term strategy was to achieve a permanent reduction in the number of overall asbestos claims through the settlement of a larger than normal number of claims, including some claims not yet filed as lawsuits. Garlock believes that these settlements were at a lower overall cost to Garlock than would eventually have been paid even though the timing of payment was accelerated. Mainly due to this short-term aggressive settlement strategy and because settlements are made over a period of time, the settlement amounts paid in 2001, 2000 and 1999 increased over prior periods.

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

When a settlement demand is not reasonable given the totality of the circumstances, Garlock generally will try the case. Garlock has been successful in winning a substantial majority of the cases it has tried to verdict. Garlock's share of adverse verdicts in these cases in 2001, 2000 and 1999 totaled less than $7 million in the aggregate, and some of those verdicts are on appeal.

Anchor is an inactive and insolvent subsidiary of Coltec. The insurance coverage available to it is fully committed. Anchor continues to pay settlement amounts covered by its insurance but has not committed to settle any further actions since 1998. As cases reach the trial stage, Anchor is typically dismissed without payment.

The insurance coverage available to Garlock is substantial. At December 31, 2001, Garlock had available $1.011 billion of insurance coverage from carriers that it believes to be solvent. Of that amount, $119 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $161 million has been committed to claim settlements not yet paid by Garlock. Thus, at December 31, 2001, $731 million remained available for coverage of future claims. Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, a few of which allege initial exposure after July 1, 1984. To date, no payments with respect to these claims, pursuant to a settlement or otherwise, have been made. In addition, Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.

Arrangements with Garlock's insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover claims paid by Garlock currently is limited to $80 million per year in 2001 and 2000 ($60 million in 1999), covering both settlements and reimbursements of legal fees. This limit automatically increases by 8% every three years. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available but subject to the annual limit in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. Various options, such as raising the annual limit, are being pursued to ensure as close a match as possible between payments by Garlock and recoveries received from insurance. There can be no assurance that Garlock will be successful as to any or all of these options.

In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions against Garlock and Anchor have progressed to a stage where the cost to dispose of these actions can reasonably be estimated. These actions are classified as actions in advanced stages and are included in the table as such below. With respect to outstanding actions against Garlock and Anchor that are in preliminary procedural stages, as well as any actions that may be filed in the future, insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to reasonably estimate what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included in the table below for such claims.

We record an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. We also record an asset equal to the amount of those liabilities that is expected to be recovered by insurance. These amounts are reflected within discontinued operations in our consolidated balance sheet and statement of cash flows. A table is provided below depicting quantitatively the items discussed above.


                                                        2001    2000     1999
                                                      -------  -------  -------
(NUMBER OF CASES)

New Actions Filed During the Year (1)                 37,600   36,200   30,200
Actions in Advanced Stages at Year-End                 2,500    5,800    8,300
Open Actions at Year-End                              95,400   96,300   96,000

(DOLLARS IN MILLIONS AT YEAR-END)
Estimated Liability for Settled Claims and Actions
in Advanced Stages of Processing (2)                  $170.9   $231.2   $163.1
Estimated Amounts Recoverable From Insurance (2)(3)   $293.7   $285.7   $188.2

(DOLLARS IN MILLIONS)
Payments (2)                                          $162.7   $119.7   $ 84.5
Insurance Recoveries (2)                                87.9     83.3     65.2
                                                      ------   ------   ------
Net Cash Flow (3)                                     $(74.8)  $(36.4)  $(19.3)
                                                      ======   ======   ======


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

As shown in the table above, the number of new actions filed during 2001 increased slightly over 2000, while the number of new actions filed during 2000 increased significantly over 1999. We believe this increase represents the acceleration of claims from future periods mostly attributable to bankruptcies of other asbestos defendants. The acceleration of claims may have the impact of accelerating the associated settlement payments. We believe the number of new actions will decrease in future years due, in part, to the previously-described acceleration of future claims and because the largest asbestos exposures occurred prior to the mid-1970s. However, there can be no assurance that the number of new claims filed will not remain at current levels or increase in future years.

Garlock and Anchor recorded charges to operations amounting to approximately $8 million in each of 2001, 2000 and 1999, representing payments and related expenditures made during the periods which are not recoverable at all under insurance, whether in the present period or in future periods.

Garlock and Anchor paid $74.8, $36.4 million and $19.3 million for the defense and disposition of asbestos-related actions, net of amounts received from insurance carriers, during 2001, 2000 and 1999, respectively. The amount of payments in 2001 was consistent with their expectation that payments during 2001 would be higher than in 2000 and in 1999.

Considering the foregoing, as well as the experience of our subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, legislative efforts and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, we believe that pending actions against Garlock and Anchor are not likely to have a material adverse effect on our consolidated financial condition, but could be material to our consolidated results of operations or cash flows in a given period. However, because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, there can be no assurance that those future actions will not have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Coltec and some of its subsidiaries (other than Garlock and Anchor) have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. The number of claims to date has not been significant and insurance coverage is available to Coltec. Based on the above, we believe that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on our consolidated financial condition, results of operations and cash flows and are therefore not discussed above.

Coltec, Garlock, Anchor and some of Coltec's other subsidiaries are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants and co-defendants. Based on past experience, we believe that these categories of claims are not likely to have a material adverse effect on our consolidated financial condition, results of operations and cash flows and are therefore not discussed above.

OTHER EIP MATTERS

Coltec has contingent liabilities related to discontinued operations of its predecessors for which it has retained liabilities or is obligated under indemnity agreements. These contingent liabilities include potential product liability and associated claims related to Coltec's former Colt Firearms subsidiary for firearms manufactured prior to 1990 and related to Coltec's former Central Maloney subsidiary for electrical transformers manufactured prior to 1994. There are currently no claims pending against Coltec related to these former subsidiaries. However, such claims could arise in the future. Coltec also has ongoing obligations with regard to workers compensation and medical benefit matters associated with Crucible Materials Corporation and Colt Firearms that relate to Coltec's periods of ownership of these companies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of common shareholders of record at December 31, 2001, was 11,235. The discussions of the limitations and restrictions on the payment of dividends on common stock are included in Notes H and Q to the Consolidated Financial Statements within the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Common Stock Prices and Dividends. Our common stock (symbol GR) is listed on the New York Stock Exchange. The table below lists dividends per share and quarterly price ranges for our common stock based on New York Stock Exchange prices.


                  2001                                  2000
--------------------------------------  --------------------------------------
QUARTER      HIGH      LOW    DIVIDEND  QUARTER    HIGH      LOW     DIVIDEND
--------     -----    -----   --------  -------   -----     -----    ---------
First        42.65    33.06    $.275    First     29 9/16   21 9/16   $.275
Second       44.50    36.01     .275    Second    37 13/16  27 3/4     .275
Third        38.80    15.91     .275    Third     43 1/8    31 3/16    .275
Fourth       26.89    18.65     .275    Fourth    42 3/4    32 1/2     .275


ITEM 6.  SELECTED FINANCIAL DATA

The tabular information appearing under "Selected Financial Data" on page 67 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under "Management's Discussion and Analysis" on pages 1 through 25 of the 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under "Quantitative and Qualitative Disclosures About Market Risk" on page 26 of the 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes thereto, together with the report thereon by Ernst & Young LLP dated February 4, 2002, as well as the Quarterly Financial Data, appearing on pages 28 through 66 of the 2001 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information concerning our Directors appearing under the caption "Election of Directors" and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement dated March 2002 is incorporated herein by reference. Biographical information concerning our Executive Officers is as follows:

DAVID L. BURNER, AGE 62, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Mr. Burner joined the Company in 1983 as Financial Vice President of the Company's Engineered Products Group. Later that year he became Vice President and General Manager of the Off-Highway Braking Systems Division and in 1985 became an Executive Vice President of the Aerospace and Defense Division. In February 1987 Mr. Burner became President of that Division, which is now Goodrich Aerospace. He was elected a Senior Vice President of the Company in 1990 and Executive Vice President in October 1993. He joined the Office of the Chairman in July 1994, was elected President of the Company in December 1995, Chief Executive Officer in December 1996 and Chairman in July 1997. Mr. Burner began his career with Arthur Andersen & Co. He received his B.S.C. degree from Ohio University. Mr. Burner is a member of the Board of Directors of Briggs & Stratton Corporation, Lance, Inc., Milacron Inc. and Progress Energy, Inc.

MARSHALL O. LARSEN, AGE 53, PRESIDENT AND CHIEF OPERATING OFFICER

Mr. Larsen joined the Company in 1977 as an Operations Analyst. In 1981, he became Director of Planning and Analysis and subsequently Director of Product Marketing. In 1986, he became Assistant to the President and later served as General Manager of several divisions of the Company's aerospace business. He was elected a Vice President of the Company and named a Group Vice President of Goodrich Aerospace in 1994 and was elected an Executive Vice President of the Company and President and Chief Operating Officer of Goodrich Aerospace in 1995. He was elected President and Chief Operating Officer of the Company in February 2002. Mr. Larsen received a B.S. in Engineering from the U.S. Military Academy and an M.S. in Industrial Management from the Krannert Graduate School of Management at Purdue University.

ERNEST F. SCHAUB, AGE 58, EXECUTIVE VICE PRESIDENT AND PRESIDENT AND CHIEF OPERATING OFFICER, GOODRICH ENGINEERED INDUSTRIAL PRODUCTS

Mr. Schaub joined the Company in November 1971 as a Key Industrial Engineer. He served in various management positions until 1987 when he was named Group Vice President, Braking Systems of Goodrich Aerospace. In January 1994 Mr. Schaub was named Group President, Landing Systems of Goodrich Aerospace. In September 1999 he was elected Executive Vice President of the Company and President and Chief Operating Officer of Goodrich Engineered Industrial Products. Mr. Schaub received a B.S. in industrial engineering from the University of New Haven and an M.B.A. from Case Western Reserve University.

STEPHEN R. HUGGINS, AGE 58, SENIOR VICE PRESIDENT, STRATEGIC RESOURCES AND INFORMATION TECHNOLOGY

Mr. Huggins joined the Company in 1988 as Group Vice President, Specialty Products. He later served as Group Vice President, Engine and Fuel Systems from 1991 to 1995 and as Vice President - Business Development, Aerospace from 1995 to 1999. In February 1999, he was elected Vice President, Strategic Planning and Chief Knowledge Officer. In February 2000, Mr. Huggins was elected Senior Vice President, Strategic Resources and Information Technology. Mr. Huggins received a B.S. in aerospace engineering from Virginia Polytechnic Institute.

JERRY S. LEE, AGE 60, SENIOR VICE PRESIDENT, TECHNOLOGY AND INNOVATION

Mr. Lee joined the Company in 1979 as Manager of Engineering Science, Engineered Products Group. He later served as Director of R&D, Goodrich Aerospace from 1983 to 1988, Vice President - Technology from 1989 - 1998 and Vice President - Technology and Innovation from 1998 to June 2000. In June 2000, Mr. Lee was elected Senior Vice President - Technology and Innovation. Mr. Lee received a B.S. in mechanical engineering and Ph.D. in mechanical engineering from North Carolina State University.

TERRENCE G. LINNERT, AGE 55, SENIOR VICE PRESIDENT, HUMAN RESOURCES AND ADMINISTRATION, GENERAL COUNSEL

Mr. Linnert joined Goodrich in November 1997. Prior to joining Goodrich, Mr. Linnert was Senior Vice President of Corporate Administration, Chief Financial Officer and General Counsel at Centerior Energy Corporation. At Goodrich, Mr. Linnert has responsibilities for the Company's human resources, administration, legal, internal auditing and government relations organizations. Mr. Linnert joined The Cleveland Electric Illuminating Company in 1968, holding various engineering, procurement and legal positions until 1986, when CEI and The Toledo Edison Company became affiliated as wholly owned subsidiaries of Centerior Energy Corporation. Subsequently, Mr. Linnert had a variety of legal responsibilities until he was named director of legal services in 1990. In 1992, he was appointed a vice president, with responsibilities for legal, governmental and regulatory affairs. Prior to joining the Company, his responsibilities at Centerior included managing the legal, finance, human resources, regulatory and governmental affairs, internal auditing and corporate secretary functions. Mr. Linnert received a B.S. in electrical engineering from the University of Notre Dame and a juris doctor degree from the Cleveland-Marshall School of Law at Cleveland State University.

ULRICH SCHMIDT, AGE 52, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Mr. Schmidt joined the Company in 1994 as Vice President of Finance for Goodrich Aerospace and served in that capacity until 1999, when he was named Vice President of Finance and Business Development for Goodrich Aerospace. In October 2000, Mr. Schmidt was elected Senior Vice President and Chief Financial Officer of the Company. Mr. Schmidt received a B.A. in business administration and an M.B.A. in finance from Michigan State University.

ROBERT D. KONEY, JR., AGE 45, VICE PRESIDENT AND CONTROLLER

Mr. Koney joined the Company in 1986 as a financial accounting manager. He became Assistant Controller for Goodrich Aerospace in 1992 before being appointed Vice President and Controller for the Commercial Wheels and Brakes business in 1994. He was elected Vice President and Controller in April 1998. Prior to joining Goodrich, he held management positions with Picker International and Arthur Andersen & Company. Mr. Koney received a B.A. in accounting from the University of Notre Dame and an M.B.A. from Case Western Reserve University.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation appearing under the captions "Executive Compensation" and "Governance of the Company - Compensation of Directors" in our proxy statement dated March 2002 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership data appearing under the captions "Holdings of Company Equity Securities by Directors and Executive Officers" and "Beneficial Ownership of Securities" in our proxy statement dated March 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the captions "Executive Compensation -- Indebtedness" and "Executive Compensation-Executive Stock Purchase Program" in our proxy statement dated March 2002 is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  (1) The 2001 Annual Report to Shareholders. The following financial information is incorporated herein by reference:

                     (PAGE REFERENCES TO 2001 ANNUAL REPORT)


                                                               PAGE
                                                               ----

Management's Discussion and Analysis                             1

Management's Responsibility for Financial Statements            27

Report of Independent Auditors                                  28

Consolidated Statement of Income for the years ended
  December 31, 2001, 2000 and 1999                              29

Consolidated Balance Sheet at December 31, 2001 and 2000        30

Consolidated Statement of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                              31

Consolidated Statement of Shareholders' Equity for the
  years ended December 31, 2001, 2000 and 1999                  32

Notes to Consolidated Financial Statements                      33

Quarterly Financial Data (Unaudited)                            66

Selected Financial Data                                         67


                  (2)      Consolidated Financial Statement Schedules:

                           Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

                  (3) Listing of Exhibits: A listing of exhibits is on pages 22 to 24 of this Form 10-K.


         (b)      Reports on Form 8-K filed in the fourth quarter of 2001:

                  Current Report on Form 8-K filed October 25, 2001 (relating to the announcement of the Company's earnings for the three-month and nine-month periods ended September 30, 2001).

                  Current Report on Form 8-K filed November 6, 2001 (relating to the furnishing of information pursuant to Regulation FD)

                  Current Report on Form 8-K filed December 14, 2001 (relating to the furnishing of information pursuant to Regulation FD).

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 19, 2002.




                                             GOODRICH CORPORATION
                                                  (Registrant)

                                             By /s/  David L. Burner
                                                -------------------------------
                                                (David L. Burner, Chairman and
                                                Chief Executive Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 19, 2002 BY THE FOLLOWING PERSONS (INCLUDING A MAJORITY OF THE BOARD OF DIRECTORS) ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.



 /s/ DAVID L. BURNER                         /s/ROBERT D. KONEY, JR.
 ----------------------------------------    ----------------------------------
 (David L. Burner)                           (Robert D. Koney, Jr.)
 Chairman and Chief Executive Officer        Vice President and Controller
 And Director (Principal Executive Officer)  (Principal Accounting Officer)


 /s/ ULRICH SCHMIDT                          /s/ DOUGLAS E. OLESEN
 ----------------------------------------    ----------------------------------
 (Ulrich Schmidt)                            (Douglas E. Olesen)
 Senior Vice President and Chief Financial   Director
 Officer (Principal Financial Officer)

 /s/ DIANE C. CREEL                          /s/ RICHARD de J. OSBORNE
 ----------------------------------------    ----------------------------------
 (Diane C. Creel)                            (Richard de J. Osborne)
 Director                                    Director

 /s/ GEORGE A. DAVIDSON, JR.                 /s/ ALFRED M. RANKIN, JR.
 ----------------------------------------    ----------------------------------
 (George A. Davidson, Jr.)                   (Alfred M. Rankin, Jr.)
 Director                                    Director

 /s/ HARRIS E. DELOACH, JR               .   /s/ JAMES R. WILSON
 -----------------------------------------   ----------------------------------
 (Harris E. DeLoach, Jr.)                    (James R. Wilson)
 Director                                    Director

 /s/ JAMES J. GLASSER                        /s/ A. THOMAS YOUNG
 ----------------------------------------    ----------------------------------
 (James J. Glasser)                          (A. Thomas Young)
 Director                                    Director

 /s/ WILLIAM R. HOLLAND
 ----------------------------------------
 (William R. Holland)
 Director


INDEX TO EXHIBITS

Exhibit
Number            Description
----------        --------------
    2(A)          Agreement for Sale and Purchase of Assets Between The
                  B.F.Goodrich Company and PMD Group Inc., dated as of November
                  28, 2000, filed as Exhibit 2(A) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is
                  incorporated herein by reference.

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

     3(C)         Amendment to Restated Certificate of Incorporation filed June
                  1, 2001, filed as Exhibit 3(C) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2001.

     3(D)         Certificate of Correction to Restated Certificate of
                  Incorporation filed November 1, 2001. (*)

     4 Information relating to the Company's long-term debt and trust preferred securities is set forth in Note H -- "Financing
                  Arrangements" and Note Q - "Preferred Securities of Trust" to the Company's financial statements, which are filed as Exhibit
                  13 to this Annual Report on Form 10-K. Instruments defining the rights of holders of such long-term debt and trust preferred securities are not filed herewith since no single item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.

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

     10(R) Outside Directors' Phantom Share Plan, filed as Exhibit 10(R) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, is incorporated herein by reference.

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

     10(V) Rohr, Inc. 1989 Stock Option Plan, filed as Exhibit 10.18 to the Rohr Industries, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 1990, is incorporated herein by reference.

     10(W)        Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 4.1 to
                  Rohr, Inc.'s Registration Statement on Form S-8 (File No.
                  33-65447) filed on December 28, 1995, is incorporated herein by reference.

     10(X)        Benefits Equalization Plan of Coltec Industries Inc effective
                  January 1, 1976 and Amended and Restated as of January 1,
                  1989, filed as Exhibit 10.3 to Coltec Industries Inc's Annual
                  Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.


     10(Y) 1992 Stock Option and Incentive Plan of Coltec Industries Inc, filed as Exhibit 10.24 to Coltec Industries Inc's Annual
                  Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10(Z) Amendment No. 1 to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.15 to Coltec
                  Industries Inc's Annual Report on Form 10-K for the year ended
                  December 31, 1993, is incorporated herein by reference.

     10(AA) Second Amendment to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.3 to Coltec Industries
                  Inc's Quarterly Report on Form 10-Q for the quarter ended
                  September 28, 1997, is incorporated herein by reference.

     10(BB) Amendment No. 3 to Coltec Industries Inc's 1992 Stock Option and Incentive Plan, filed as Exhibit A to Coltec Industries
                  Inc's definitive proxy statement filed March 26, 1997, is incorporated herein by reference.

     10(CC) Stock Option Plan, filed as Appendix B to the Company's definitive proxy statement filed March 4, 1999, is incorporated herein by reference.

     10(DD)       2001 Stock Option Plan, filed as Exhibit D to the Company's
                  2001 Proxy Statement dated March 5, 2001 is incorporated herein by reference.

     10(EE)       Amendment Number One to the 2001 Stock Option Plan, filed as
                  Exhibit 10(JJ) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

     10(FF) 2001 - 2003 Long-Term Incentive Plan Summary Plan Description and form of award agreement, filed as Exhibit 10(HH) to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 2001, is incorporated herein by reference.

     10(GG)       Employee Stock Purchase Plan, filed as Exhibit E to the
                  Company's 2001 Proxy Statement dated March 5, 2001 is incorporated herein by reference.

     10(HH) Amendment Number One to the Employee Stock Purchase Plan, filed as Exhibit 10(KK) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

     10(II) Goodrich Corporation Severance Plan, filed as Exhibit 10(II) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

     13           Annual Report to Shareholders. The Company's 2001 Annual
                  Report to Shareholders (only those portions incorporated by reference in the Form 10-K).(*)

     21           Subsidiaries. (*)

     23(a)        Consent of Ernst & Young LLP, Independent Auditors(*)


 ----------------------------

(*)      Filed herewith.

The Company will supply copies of the foregoing exhibits to any shareholder upon receipt of a written request addressed to the Assistant Secretary of Goodrich Corporation, 2730 West Tyvola Road, Charlotte, NC 28217, and the payment of $.50 per page to help defray the costs of handling, copying and postage.