Form 10-Q
period 2002-03-31
GOODRICH CORP
filed 2002-05-10
CIK 42542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTERLY PERIOD ENDED                                MARCH 31, 2002

COMMISSION FILE NUMBER                                        1-892

                              GOODRICH CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          NEW YORK                                              34-0252680
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


 Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, N.C.     28217
------------------------------------------------------------- ------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code   704-423-7000
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

As of March 31, 2002, there were 101,972,486 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly-owned subsidiary). There is only one class of common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              GOODRICH CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ---------------------
                                                         2002           2001
                                                       --------       --------

Sales                                                  $  921.2       $1,007.7
Operating Costs and Expenses:
  Cost of sales                                           670.3          715.1
  Selling and administrative expenses                     139.1          151.5
  Merger-related and consolidation                          7.5            5.8
                                                       --------       --------
costs
                                                          816.9          872.4
                                                       --------       --------
Operating income                                          104.3          135.3
Interest expense                                          (23.2)         (30.0)
Interest income                                             6.1            3.6
Other income (expense) - net                               (9.3)           0.4
                                                       --------       --------
Income before income taxes and Trust distributions         77.9          109.3
Income tax expense                                        (25.7)         (36.5)
Distributions on Trust Preferred Securities                (2.6)          (2.6)
                                                       --------       --------
Income from Continuing Operations                          49.6           70.2
Income from Discontinued Operations                         0.8          102.1
                                                       --------       --------
Net Income                                             $   50.4       $  172.3
                                                       ========       ========

Basic Earnings per Share:
  Continuing operations                                $   0.48       $   0.68
  Discontinued operations                                  0.01           1.00
                                                       --------       --------
  Net Income                                           $   0.49       $   1.68
                                                       ========       ========

Diluted Earnings per Share:
  Continuing operations                                $   0.47       $   0.66
  Discontinued operations                                  0.02           0.96
                                                       --------       --------
  Net Income                                           $   0.49       $   1.62
                                                       ========       ========

Dividends declared per common share                    $  0.275       $  0.275
                                                       ========       ========


See notes to unaudited condensed consolidated financial statements.

                              GOODRICH CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              (DOLLARS IN MILLIONS)


                                                         MARCH 31,  DECEMBER 31,
                                                           2002         2001
                                                         ---------    --------
ASSETS
Current Assets
  Cash and cash equivalents                              $   103.9    $   85.8
  Accounts and notes receivable, less allowances
    for doubtful receivables ($32.4 at
    March 31, 2002; $42.1 at December 31, 2001)              533.6       570.4
  Inventories                                                867.1       841.5
  Deferred income taxes                                      112.7       112.9
  Prepaid expenses and other assets                           22.7        26.2
  Assets of discontinued operations                          917.3       873.9
                                                         ---------    --------
     Total Current Assets                                  2,557.3     2,510.7
                                                         ---------    --------

Property, plant and equipment                                941.4       955.5
Prepaid pension                                              237.8       238.7
Goodwill                                                     740.1       747.3
Identifiable intangible assets                               144.8       138.8
Payment-in-kind notes receivable, less discount
  ($22.5 at March 31, 2002; $22.2 at December 31, 2001)      174.0       168.4
Other assets                                                 475.3       468.1
                                                         ---------    --------
                                                         $ 5,270.7    $5,227.5
                                                         =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term bank debt                                   $   149.9    $  113.3
  Accounts payable                                           341.1       396.6
  Accrued expenses                                           452.5       523.6
  Income taxes payable                                       189.5       119.2
    Liabilities of discontinued operations                   630.1       589.4
  Current maturities of long-term debt
    and capital lease obligations                              6.1         5.9
                                                         ---------    --------
     Total Current Liabilities                             1,769.2     1,748.0
                                                         ---------    --------

Long-term debt and capital lease obligations               1,305.6     1,307.2
Pension obligations                                          160.1       155.5
Postretirement benefits other than pensions                  313.6       320.1
Deferred income taxes                                         15.7        13.9
Other non-current liabilities                                208.0       196.4
Commitments and contingent liabilities                        --          --
Mandatorily redeemable preferred securities of trust         125.1       125.0

Shareholders' Equity
  Common stock - $5 par value
    Authorized 200,000,000 shares; issued 115,478,463
    shares at March 31, 2002, and 115,144,771 shares at
    December 31, 2001 (excluding 14,000,000 shares
    held by a wholly-owned subsidiary at each date)          577.4       575.7
  Additional capital                                         966.0       973.5
  Income retained in the business                            356.0       333.7
  Accumulated other comprehensive income                    (111.1)     (110.1)
  Unearned compensation                                       (2.4)       (0.6)
  Common stock held in treasury, at cost (13,505,977
    shares at March 31, 2002, and 13,446,808 shares
    at December 31, 2001)                                   (412.5)     (410.8)
                                                         ----------   ---------
     Total Shareholders' Equity                            1,373.4     1,361.4
                                                         ---------    --------
                                                         $ 5,270.7    $5,227.5
                                                         =========    ========

See notes to unaudited condensed consolidated financial statements.

                              GOODRICH CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2002        2001
                                                            -------     -------
OPERATING ACTIVITIES
  Income from continuing operations                         $  49.6     $  70.2
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Merger related and consolidation:
      Expenses                                                  7.5         5.8
      Payments                                                (11.6)       (7.7)
    Depreciation and amortization                              37.6        43.3
    Deferred income taxes                                       5.4        17.8
    Net gains on sales of businesses                           (0.1)       (7.2)
    Payment-in-kind interest income                            (5.5)       (1.8)
    Change in assets and liabilities, net of effects
      of acquisitions and dispositions of
      Businesses:
       Receivables                                             31.1       (57.0)
       Change in receivables sold, net                        (11.7)        3.5
       Inventories                                            (23.4)      (59.9)
       Other current assets                                     2.2         1.5
       Accounts payable                                       (52.9)      (35.4)
       Accrued expenses                                       (49.7)      (25.2)
       Income taxes payable                                    65.3        (0.2)
       Other non-current assets and liabilities                16.5       (15.9)
                                                            -------      -------
   Net cash provided by (used in) operating activities of
    continuing operations                                      60.3       (68.2)
                                                            -------      -------

INVESTING ACTIVITIES
  Purchases of property                                       (17.3)      (41.5)
  Proceeds from sale of property                                1.1        --
  Proceeds from sale of businesses                              0.5        15.6
  Payments made in connection with acquisitions,
    net of cash acquired                                       (0.4)      (14.4)
                                                            -------      -------
  Net cash used by investing activities of continuing
    operations                                                (16.1)      (40.3)
                                                            -------      -------

FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                       33.4      (723.6)
  Repayment of long-term debt and capital lease
    obligations                                                (0.2)       (3.6)
  Proceeds from issuance of capital stock                       1.1        26.5
  Purchases of treasury stock                                  (4.7)       --
  Dividends                                                   (28.0)      (28.1)
  Distributions on Trust preferred securities                  (4.8)       (4.6)
                                                            -------     -------
  Net cash provided (used) by financing activities of
    continuing operations                                      (3.2)     (733.4)
                                                            -------     -------

DISCONTINUED OPERATIONS
  Net cash provided (used) by discontinued operations         (23.1)    1,121.7
                                                            -------     -------

Effect of Exchange Rate Changes on Cash and Cash                0.2         0.4
                                                            -------     -------
Equivalents
Net Increase in Cash and Cash Equivalents                      18.1       280.2
Cash and Cash Equivalents at Beginning of Period               85.8        77.5
                                                            -------     -------
Cash and Cash Equivalents at End of Period                  $ 103.9     $ 357.7
                                                            =======     =======

See notes to unaudited condensed consolidated financial statements.

                              GOODRICH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION

The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation ("Goodrich" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

As discussed in Note H, the Company's Performance Materials and Engineered Industrial Products ("EIP") segments have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company's continuing operations.

NOTE B:  INVENTORIES

Inventories included in the accompanying unaudited condensed consolidated balance sheet consist of:

(DOLLARS IN MILLIONS)                                   MARCH 31,   DECEMBER 31,
                                                          2002          2001
                                                        ---------   ------------
FIFO or average cost (which approximates current
 costs):
  Finished products                                     $  176.2      $  172.0
  In process                                               591.1         538.9
  Raw materials and supplies                               184.0         217.1
                                                        --------      --------
                                                           951.3         928.0
Less:
  Reserve to reduce certain inventories to LIFO            (41.7)        (42.2)
  Progress payments and advances                           (42.5)        (44.3)
                                                        --------      --------

Total                                                   $  867.1      $  841.5
                                                        ========      ========

Based on revisions to the production schedule announced by Boeing at the end of 2001, the Company reevaluated its estimated costs to complete the Boeing 717-200 contract, its learning curve assumptions as well as the number of aircraft expected to be delivered. As a result of this analysis, the Company recorded a charge of $76.5 million during the fourth quarter of 2001. This charge eliminated the remaining balance of excess-over-average inventory costs yet to be recovered and reduced pre-production inventory balances. The pre-production inventory balance on the Boeing 717-200 contract was $33.7 million as of March 31, 2002. The Company continues to record no margin on this contract based on its revised assumptions.

NOTE C  BUSINESS SEGMENT INFORMATION

The Company's operations are classified into four reportable business segments:
Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems, and Electronic Systems.

Aerostructures and Aviation Technical Services: Aerostructures is a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The aviation technical services division performs comprehensive total aircraft maintenance, repair, overhaul and modification for many commercial airlines, independent operations, aircraft leasing companies and airfreight carriers.

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

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Merger related and consolidation costs are presented separately and are discussed in Note F of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for the consolidated Company. There are no significant intersegment sales.

(DOLLARS IN MILLIONS)                                 THREE MONTHS ENDED
                                                           MARCH 31,
                                                    -----------------------
                                                      2002           2001
                                                    --------       --------
Sales
   Aerostructures and Aviation Technical Services   $  307.2       $  353.8
   Landing Systems                                     262.8          289.6
   Engine and Safety Systems                           162.0          183.9
   Electronic Systems                                  189.2          180.4
                                                    --------       --------
     Total Sales                                    $  921.2       $1,007.7
                                                    ========       ========

Segment Operating Income
   Aerostructures and Aviation Technical Services   $   49.3       $   52.5
   Landing Systems                                      32.4           40.8
   Engine and Safety Systems                            16.7           29.9
   Electronic Systems                                   28.1           31.5
                                                    --------       --------
     Total Segment Operating Income                    126.5          154.7

Corporate General and Administrative Expenses          (14.7)         (13.6)
Merger-related and Consolidation Costs                  (7.5)          (5.8)
                                                    --------       --------
     Total Operating Income                         $  104.3       $  135.3
                                                    ========       ========

Unusual Items
   Aerostructures and Aviation Technical Services   $    1.6       $   --
   Landing Systems                                       1.7            4.7
   Engine and Safety Systems                             1.8            0.7
   Electronic Systems                                    2.1           --
                                                    --------       --------
     Total Segment Unusual Items                    $    7.2       $    5.4
                                                    ========       ========

                                                    MARCH 31,    DECEMBER 31,
                                                      2002           2001
                                                    --------     ------------
Assets
   Aerostructures and Aviation Technical Services   $1,239.2       $1,221.0
   Landing Systems                                     948.3          949.0
   Engine and Safety Systems                           521.8          529.7
   Electronic Systems                                  982.8          996.6
   Assets of Discontinued Operations                   917.3          873.9
   Corporate                                           661.3          657.3
                                                    --------       --------
     Total Assets                                   $5,270.7       $5,227.5
                                                    ========       ========

NOTE D:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share from continuing operations is as follows:

                                                           THREE MONTHS ENDED
      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                   MARCH 31,
                                                           ------------------
                                                             2002       2001
                                                           -------    -------
      Numerator:
      Numerator for basic and diluted earnings per
        share - income available to common shareholders    $  49.6    $  70.2
                                                           -------    -------
      Denominator:
        Denominator for basic earnings per
          share - weighted-average shares                    101.8      102.9
                                                           -------    -------
        Effect of dilutive securities:
          Stock options, performance shares, restricted
            and employee stock purchase plan shares            0.7        1.4
          Convertible preferred securities                     2.9        2.9
                                                           -------    -------
        Dilutive potential common shares                       3.6        4.3
                                                           -------    -------
        Denominator for diluted earnings per
          share - adjusted weighted-average shares
          and assumed conversions                            105.4      107.2
                                                           =======    =======
      Earnings per share:
        Basic                                              $  0.48    $  0.68
                                                           =======    =======
        Diluted                                            $  0.47    $  0.66
                                                           =======    =======


NOTE E:  COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

       (DOLLARS IN MILLIONS)                    THREE MONTHS ENDED
                                                     MARCH 31,
                                               --------------------
                                                2002          2001
                                               ------        ------
       Net Income                              $ 50.4        $172.3
       Other Comprehensive Income -
         Unrealized translation adjustments
           during period                        (0.8)         (4.6)
         Gain (loss) on cash flow hedge         (0.2)          -.-
                                               ------        ------
       Total Comprehensive Income              $ 49.4        $167.7
                                               ======        ======

Accumulated other comprehensive income consists of the following (dollars in millions):

                                                     MARCH 31,   DECEMBER 31,
                                                       2002          2001
                                                     -------       -------
     Cumulative unrealized translation adjustments   $ (58.2)      $ (57.4)
     Minimum pension liability adjustment              (52.7)        (52.7)
     Accumulated gain (loss) on cash flow hedge         (0.2)          -.-
                                                     -------       -------
                                                     $(111.1)      $(110.1)
                                                     =======       =======

The minimum pension liability amounts above are net of deferred taxes of $26.8 million.

NOTE F:  MERGER-RELATED AND CONSOLIDATION COSTS

The Company incurred $7.5 million ($5.0 million after-tax) of merger-related and consolidation costs during the three months ended March 31, 2002. The charges related to the following segments:

        (DOLLARS IN MILLIONS)                               THREE MONTHS
                                                               ENDED
                                                           MARCH 31, 2002
                                                           --------------
     Aerostructures and Aviation Technical Services          $     1.6
     Landing Systems                                               1.7
     Engine and Safety Systems                                     1.8
     Electronic Systems                                            2.1
                                                             ---------
          Total Segment Charges                                    7.2
     Corporate                                                     0.3
                                                             ---------
                                                             $     7.5
                                                             =========

Merger-related and consolidation reserves at December 31, 2001 and March 31, 2002, as well as activity during the three months ended March 31, 2002, consisted of:

                                              (DOLLARS IN MILLIONS)
                               ------------------------------------------------
                                 BALANCE                               BALANCE
                               DECEMBER 31,                           MARCH 31,
                                  2001       PROVISION    ACTIVITY      2002
                               ------------  ---------    --------    ---------

     Personnel-related costs     $ 26.6       $  6.0       $ (8.5)     $ 24.1
     Consolidation costs           18.6          1.5         (3.8)       16.3
                                 ------       ------       -------     ------
                                 $ 45.2       $  7.5       $(12.3)     $ 40.4
                                 ======       ======       =======     ======

MERGER-RELATED AND CONSOLIDATION COSTS - PROVISION

The following is a description of key components of the $7.5 million provision for merger-related and consolidation costs in the first three months of 2002:

Aerostructures and Aviation Technical Services: The segment recorded $1.6 million in merger-related and consolidation costs, consisting of $0.8 million in personnel-related costs and $0.8 million in consolidation costs.

The personnel-related charges were for employee severance and for voluntary termination benefits. During the period, a total of 582 employees were terminated, leaving approximately 600 employees remaining to be terminated as of March 31, 2002. The consolidation costs related to machinery and equipment relocation in connection with facility consolidation or closure.

Landing Systems: The segment recorded $1.7 million in merger-related and consolidation costs, consisting of $1.2 million in personnel-related costs and $0.5 million in consolidation costs. Of the charge, $0.3 million represents non-cash items, including $0.6 million in asset impairments and a reserve reversal of $0.3 million related to a revision of estimated facility closure and consolidation costs.

The personnel-related charges are for employee severance and benefits for 62 employees. During the period, a total of 142 employees were terminated, leaving approximately 100 employees remaining to be terminated as of March 31, 2002. Consolidation costs include asset impairment charges of $0.6 million to write down assets held for sale or disposal based on their estimated fair value and facility closure costs of $0.2 million for equipment relocation costs offset by the $0.3 million reserve reversal noted above.

Engine and Safety Systems: The segment recorded $1.8 million in merger-related and consolidation costs, all of which were personnel-related costs. The charge related to employee severance and benefits for 126 employees. During the period, a total of 142 employees were terminated, leaving approximately 200 employees remaining to be terminated as of March 31, 2002.

Electronic Systems: The segment recorded $2.1 million in merger-related and consolidation costs, consisting of $1.9 million in personnel related costs and $0.2 million in consolidation costs. Of the charge, $0.1 million represents a non-cash asset impairment charge.

The personnel related charges are for employee severance and benefits for 90 employees. During the period, a total of 126 employees were terminated, leaving approximately 80 employees remaining to be terminated as of March 31, 2002. Consolidation costs included $0.1 million in accelerated depreciation and $0.1 million in equipment relocation costs in connection with facility closure or consolidation.

Corporate: Merger-related and consolidation costs of $0.3 million represented employee outplacement services and relocation costs.

MERGER-RELATED AND CONSOLIDATION COSTS - ACTIVITY

Of the $12.3 million in activity, $11.6 million represented cash payments and $0.7 million represented asset write-offs.

NOTE G:  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted by the Company. Under the provisions of the standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. In the second quarter of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has not yet determined what the effect of these tests will be on its financial position or results of operations. As of March 31, 2002, the Company has recognized no impairment of goodwill. There can be no assurance that future goodwill impairments will not occur.

Income from continuing operations, basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001, adjusted to exclude amounts no longer being amortized, are as follows:

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)    THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                        2002          2001
                                                     ---------     ---------

    Reported Income from Continuing Operations       $    49.6     $    70.2
      Adjustments:
         Goodwill amortization                             -.-           7.2
         Income taxes                                      -.-          (1.5)
                                                     ---------     ---------
    Adjusted Income from Continuing Operations       $    49.6     $    75.9
                                                     =========     =========

    Basic earning per share:
      Reported                                       $    0.48     $    0.68
      Adjusted                                       $    0.48     $    0.74
    Diluted earnings per share:
      Reported                                       $    0.47     $    0.66
      Adjusted                                       $    0.47     $    0.71

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by segment are as follows:

                                                  BUSINESS
                                    BALANCE     COMBINATIONS            BALANCE
                                  DECEMBER 31,   COMPLETED             MARCH 31,
    (DOLLARS IN MILLIONS)             2001      OR FINALIZED   OTHER      2002
                                  ------------  ------------  -------  ---------
    Aerostructures and Aviation
      Technical Services             $ 56.7       $  -.-      $  -.-     $ 56.7
    Landing Systems                    67.9          -.-        (9.1)      58.8
    Engine and Safety Systems         185.2          -.-         -.-      185.2
    Electronic Systems                437.5          1.9         -.-      439.4
                                     ------       ------      ------     ------
                                     $747.3       $  1.9      $ (9.1)    $740.1
                                     ======       ======      =======    ======

The $9.1 million reduction in goodwill in Landing Systems represented a reclassification of intellectual property rights to intangible assets upon the adoption of SFAS 142.

Identifiable intangible assets as of March 31, 2002 are comprised of:

                                                 GROSS      ACCUMULATED
                                                 AMOUNT     AMORTIZATION
                                               ----------   ------------
         Amortizable intangible assets:
           Patents, trademarks and licenses    $    145.0     $    34.9
           Customer relationships                    24.2           1.0
           Non-compete agreements                     7.6           5.3
           Other                                     11.1           1.9
                                               ----------   -----------
                                               $    187.9     $    43.1
                                               ==========     =========

There were no indefinite lived identifiable intangible assets as of March 31, 2002. Amortization of intangible assets for the three months ended March 31, 2002 was $3.3 million. Amortization expense of these intangible assets for 2002 to 2006 is estimated to be approximately $13 million per year.

NOTE H: DISCONTINUED OPERATIONS - The disposition of the Performance Materials and Engineered Industrial Products segments represent the disposal of segments under APB Opinion No. 30 ("APB 30"). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials and Engineered Industrial Products have been segregated in the accompanying unaudited condensed consolidated statement of income, unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows.

The following summarizes the results of discontinued operations:

                                                      Three Months  Three Months
                                                         Ended          Ended
                                                       March 31,      March 31,
    (Dollars in millions)                                 2002          2001
                                                      -----------   -----------

    Sales:
      Performance Materials                           $        --   $     187.0
      Engineered Industrial Products                        166.9         169.6
                                                      -----------   -----------
                                                      $     166.9   $     356.6
                                                      ===========   ===========

    Pretax income (loss) from operations:
      Performance Materials                           $        --   $      (3.6)
      Engineered Industrial Products                          4.7          20.3
                                                      -----------   -----------
                                                              4.7          16.7
    Income tax expense                                       (1.9)         (6.1)
    Distributions on Trust preferred securities              (2.0)         (2.0)
    Gain on sale of Performance Materials (net of
      income tax expense of $54.9 million in 2001)             --          93.5
                                                      -----------   -----------

    Income from discontinued operations               $       0.8   $     102.1
                                                      ===========   ===========

PERFORMANCE MATERIALS

On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the buyer. The transaction resulted in an after-tax gain of $93.5 million and is subject to certain post closing adjustments (e.g. working capital adjustments).

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

ENGINEERED INDUSTRIAL PRODUCTS

In September 2001, the Company announced that its Board of Directors had approved in principle the tax-free spin-off of its Engineered Industrial Products ("EIP") segment to shareholders. The spin-off will be effected through a tax-free distribution to the Company's shareholders of all of the capital stock of EnPro Industries, Inc. ("EnPro"), a newly formed wholly-owned subsidiary of the Company.

The EIP segment is currently owned by Coltec Industries Inc ("Coltec"), a wholly-owned subsidiary of Goodrich. Prior to the Distribution, Coltec's aerospace business will assume all intercompany balances outstanding between Coltec and Goodrich and Coltec will then transfer to Goodrich by way of a dividend all of the assets, liabilities and operations of Coltec's aerospace business, including these assumed balances. Following the spin-off, Coltec will be a wholly-owned subsidiary of EnPro and Coltec's aerospace businesses will be owned by Goodrich.

It is anticipated that the $150 million of outstanding Coltec Capital Trust convertible trust preferred securities ("TIDES") will remain outstanding as a part of the EnPro capital structure. Certain payments with respect to these securities are guaranteed by Coltec and the Company, and are expected to be guaranteed by EnPro. Following the spin-off, these securities will be convertible into a combination of Goodrich and EnPro common stock. Separately, the Company has offered to exchange the $300 million of Coltec's 7.5% Senior Notes due 2008 for similar Company debt securities prior to the spin-off. Assuming this exchange offer is fully subscribed, EnPro will have total debt and convertible trust preferred securities of approximately $165 million at the time of the spin-off. The Company also expects that a new senior secured revolving credit facility will be in place after the spin-off.

Although the spin-off is subject to certain conditions, no consents are required from the Company's security holders or the holders of Coltec's outstanding debt or convertible trust preferred securities to complete the spin-off. The Company expects to complete the spin-off in the second quarter of 2002.

ENGINEERED INDUSTRIAL PRODUCTS - ASBESTOS

Garlock and Anchor. Two subsidiaries of Coltec, Garlock Sealing Technologies LLC ("Garlock") and The Anchor Packing Company ("Anchor"), have been among a number of defendants (typically 15 to 40) in actions filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Among the products at issue in those actions are industrial sealing products, predominantly gaskets, manufactured and/or sold by Garlock or Anchor. The damages claimed vary from action to action and in some cases plaintiffs seek both compensatory and punitive damages. To date, neither Garlock nor Anchor has been required to pay any punitive damage awards, although there can be no assurance that they will not be required to do so in the future. Liability for compensatory damages has historically been allocated among all responsible defendants, thus limiting the potential monetary impact of a particular judgment or settlement on any individual defendant.

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

The insurance coverage available to Garlock is substantial. At March 31, 2002, Garlock had available $987 million of insurance coverage from carriers that it believes to be solvent. Of that amount, $128 million is allocated to claims that have been paid by Garlock and submitted to its insurance companies for reimbursement and $144 million has been committed to claim settlements not yet paid by Garlock. Thus, at March 31, 2002, $715 million remained available for coverage of future claims. Insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Garlock and Anchor continue to be named as defendants in new actions, a few of which allege initial exposure after July 1, 1984. To date, no payments with respect to these claims, pursuant to a settlement or otherwise, have been made. In addition, Garlock and Anchor believe that they have substantial defenses to these claims and therefore automatically reject them for settlement. However, there can be no assurance that any or all of these defenses will be successful in the future.

Arrangements with Garlock's insurance carriers limit the amount that can be received by it in any one year. The amount of insurance available to cover claims paid by Garlock currently is limited to $80 million per year, covering both settlements and reimbursements of legal fees. This limit automatically increases by 8% every three years. Amounts paid by Garlock in excess of this annual limit that would otherwise be recoverable from insurance may be collected from the insurance companies in subsequent years so long as insurance is available but subject to the annual limit in each subsequent year. As a result, Garlock is required to pay out of its own cash any amounts paid to settle or dispose of asbestos-related claims in excess of the annual limit and collect these amounts from its insurance carriers in subsequent years. Various options, such as raising the annual limit, are being pursued to ensure as close a match as possible between payments by Garlock and recoveries received from insurance. There can be no assurance that Garlock will be successful as to any or all of these options.

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

The Company records an accrual for liabilities related to Garlock and Anchor asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. The Company also records an asset equal to the amount of those liabilities that is expected to be recovered by insurance. These amounts are reflected within discontinued operations in the unaudited condensed consolidated balance sheet and the unaudited condensed consolidated statement of cash flows. A table is provided below depicting quantitatively the items discussed above.

                                                          MARCH 31,   MARCH 31,
                                                             2002        2001
                                                          ---------   ---------
(NUMBER OF CASES)
New Actions Filed During the Period (1)                       7,400       9,500
Actions in Advanced Stages at Period-End                      7,019       3,200
Open Actions at Period-End                                   98,500      85,200

(DOLLARS IN MILLIONS AT PERIOD-END)
Estimated Liability for Settled Claims and Actions in
  Advanced Stages of Processing (2)                       $   204.8   $   208.2
Estimated Amounts Recoverable From Insurance (2)(3)       $   337.2   $   278.6

(DOLLARS IN MILLIONS)
Payments (2)                                              $   (35.6)  $   (42.9)
Insurance Recoveries (2)                                       21.3        25.1
                                                          ---------   ---------
Net Cash Flow (3)                                         $   (14.3)  $   (17.8)
                                                          =========   =========

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

Garlock and Anchor recorded charges to operations amounting to approximately $5 million and $2 million during the first three months of 2002 and 2001, respectively, representing payments and related expenditures made during the periods which are not recoverable at all under insurance, whether in the present period or in future periods. The significant increase between periods was due to the type of insurance available to Garlock and Anchor during the respective periods. During the first quarter of 2002, the insurance available did not provide for as large a reimbursement of legal costs as during the first quarter of 2001. Based on the level of legal costs expected during the remainder of the year, as well as the type of insurance available, the Company expects the total charge to operations during 2002 to be between $8 million to $9 million.

Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, recent bankruptcies of other defendants, legislative efforts and given the substantial amount of insurance coverage that Garlock expects to be available from its solvent carriers, the Company believes that pending actions against Garlock and Anchor are not likely to have a material adverse effect on the Company's consolidated financial condition, but could be material to its consolidated results of operations or cash flows in a given period. However, because of the uncertainty as to the number and timing of potential future actions, as well as the amount that will have to be paid to settle or satisfy any such actions in the future, there can be no assurance that those future actions will not have a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

Coltec and some of its subsidiaries (other than Garlock and Anchor) have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. The number of claims to date has not been significant and insurance coverage is available to Coltec. Based on the above, the Company believes that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on its consolidated financial condition, results of operations and cash flows and are therefore not discussed above.

Coltec, Garlock, Anchor and some of Coltec's other subsidiaries are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants and co-defendants. Based on past experience, the Company believes that these categories of claims are not likely to have a material adverse effect on its consolidated financial condition, results of operations and cash flows and are therefore not discussed above.

OTHER EIP MATTERS

Coltec has contingent liabilities related to discontinued operations of its predecessors for which it retained liability or is obligated under indemnity agreements. These contingent liabilities include potential product liability and associated claims related to Coltec's former Colt Firearms subsidiary for firearms manufactured prior to 1990 and related to Coltec's former Central Maloney subsidiary for electrical transformers manufactured prior to 1994. There are currently no claims pending against Coltec related to these former subsidiaries. However, such claims could arise in the future. Coltec also has ongoing obligations with regard to workers compensation and medical benefit matters associated with Crucible Materials Corporation and Colt Firearms that relate to Coltec's periods of ownership of these companies.

NOTE I:  DERIVATIVES AND HEDGING ACTIVITIES

CASH FLOW HEDGE

One of the Company's subsidiaries conducts a substantial portion of its business in Euro's but has significant sales contracts that are denominated in US dollars. In March 2002, the Company entered into 21 individual forward contracts to exchange US dollars for Euro's. A contract will mature each month between April 2002 and December 2003. The forward contracts are used to mitigate the potential volatility to cash flow arising from changes in the currency exchange rates.

The hedges are being accounted for as cash flow hedges. As the critical terms of each hedge and each hedged item are the same, the hedge is assumed to be perfectly effective. Accordingly, the derivatives are recorded at fair value with the offset reflected in accumulated other comprehensive income. The fair value of the hedges at March 31, 2002 was a liability of $0.2 million.

The $0.2 million loss recorded in accumulated other comprehensive income will be reflected in income as the individual contracts mature, and the hedged item impacts earnings. As of March 31, 2002, the portion of the $0.2 million loss that would be reclassified into earnings as a reduction in sales in the next 12 months is a loss of $0.1 million.

CALL OPTION

As discussed in Note H, the $150 million of outstanding TIDES will be convertible into Goodrich and EnPro common stock following the spin-off. The value of Goodrich and EnPro common stock may increase to the level where Coltec's cost to acquires shares after the spin-off in a conversion could exceed, with no maximum, the liquidation value of the TIDES of $150 million. Coltec has purchased call options on 2,865,744 shares of Goodrich common stock with an exercise price of $52.34 per share, which represents the total Goodrich number of shares that would be required if all TIDES holders convert. The call options provide for either an adjustment to the exercise price or a cash payment, at Coltec's option, if there is a change in the cash dividends paid on Goodrich common stock. One-third of these call options expire in March 2005, and the remainder expire in March 2007.

The call options are excluded from the definition of a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" since the instruments are indexed to the Company's own stock. Accordingly, the call options are carried at cost ($14.9 million) within shareholder's equity. At March 31, 2002, the fair market value of the call option was also $14.9 million.

NOTE J:  NEW ACCOUNTING STANDARDS

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

In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition or results of operations.

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

At March 31, 2002, the Company's reserves for environmental remediation obligations totaled $84.9 million, of which $12.0 million was included in accrued liabilities ($1.6 million of which is classified within merger-related and consolidation costs). Of the $84.9 million, $13.2 million is associated with ongoing operations and $71.7 million is associated with businesses previously disposed of or discontinued.

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

TOLO LITIGATION

In May 2000, the Company and its subsidiary Rohr, Inc. ("Rohr"), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. The Company and Rohr have appealed the judgment.

At the time of the purchase, the Company established a reserve of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. The Company has not established an accrual for the punitive damages award of $24 million, which was based on the plaintiff"s fraudulent concealment claim, for the reasons set forth below.

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

DISCONTINUED OPERATIONS

Contingencies associated with Coltec and its subsidiaries, including asbestos-related liabilities, are discussed in Note H to the accompanying unaudited condensed consolidated financial statements. After the EIP spin-off is completed, it is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company's ownership of Coltec. Also, it is possible that a claim could be asserted against the Company that Coltec's dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

No such claims have been asserted against the Company to date. The Company believes that it would have substantial legal defenses against any such claims. Any such claims would require, as a practical matter, that Coltec's subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and is unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec will be solvent both before and after the dividend. If the Company is ultimately found to be responsible for the asbestos-related liabilities of Coltec's subsidiaries, the Company believes it would not have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims would not have a material adverse effect on the Company's financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec's aerospace business were successful, it could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.

AS DISCUSSED BELOW, THE COMPANY'S ENGINEERED INDUSTRIAL PRODUCTS AND PERFORMANCE MATERIALS SEGMENTS HAVE BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO THE COMPANY'S CONTINUING OPERATIONS.


OVERVIEW

Goodrich Corporation (the "Company" or "Goodrich") is a leading worldwide supplier of aerospace components, systems and services serving the commercial, military, regional, business and general aviation markets. The Company's business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world.

Due to the sale of the Performance Materials segment in 2001, as well as the intended spin-off of the Engineered Industrial Products segment in 2002, the Company has redefined its segments. Its operations are now classified into four reportable business segments: Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems, and Electronic Systems.

Aerostructures and Aviation Technical Services: Aerostructures is a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The aviation technical services division performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers.

Landing Systems: Landing Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several divisions within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including sensors, landing gear, certain brake controls and wheels and brakes.

Engine and Safety Systems: Engine and Safety Systems produces engine and fuel controls, pumps, fuel delivery systems, as well as structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. This segment also produces aircraft evacuation, de-icing and passenger restraint systems, as well as ejection seats and crew and attendant seating.

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

2002 RESULTS

The following table summarizes the Company's results of operations for the three months ended March 31, 2002 and 2001.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                            ------------------------------------
(IN MILLIONS)                                        2002(A)             2001(B)
                                             2002   ADJUSTED    2001    ADJUSTED
                                            ------  --------  --------  --------

Sales                                       $921.2  $  921.2  $1,007.7  $1,007.7
                                            ------  --------  --------  --------
Segment Operating Income                    $119.3  $  126.5  $  149.3  $  154.7
                                             ------  -------- --------  --------

Income from Continuing Operations           $ 49.6  $   54.6  $   70.2  $   69.3
Income from Discontinued Operations            0.8      --       102.1      --
                                            ------  --------  --------  --------
Net Income                                  $ 50.4  $   54.6  $  172.3  $   69.3
                                            ======  ========  ========  ========

Diluted EPS                                 $ 0.49  $   0.52  $   1.62  $   0.65
                                            ======  ========  ========  ========

Net Cash Provided by Operating Activities   $ 60.3            $  (68.2)
                                            ======            ========
Free Cash Flow (C)                          $ 54.6            $ (102.0)
                                            ======            ========

(A) Results exclude the effect of a $7.5 million charge ($5.0 million after-tax), or $0.05 a diluted share for merger-related and consolidation costs. Results also exclude the after-tax effect of income from discontinued operations ($0.8 million, or $0.02 a diluted share).
(B) Results exclude the effect of a $5.8 million charge ($3.8 million after-tax), or $0.04 a diluted share for merger-related and consolidation costs and a $7.2 million pre-tax gain ($4.7 million after-tax), or $0.05 a diluted share in other income (expense) from the sale of a portion of the Company's interest in a business. Results also exclude the after-tax effect of income from discontinued operations ($102.1 million, or $0.96 a diluted share).
(C) Free cash flow is defined as operating cash flow from continuing operations adjusted for cash payments related to special items less capital expenditures. The Company believes free cash flow provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations and to fund our continued growth. Free cash flow should not be construed as an alternative to operating income(loss) as determined in accordance with generally accepted accounting principles in the United States ("GAAP"), as an alternative to cash flow from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because free cash flow is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

Special items, as used throughout this document, include merger-related and consolidation costs, certain gains or losses on the sale of businesses, results of discontinued operations, asset impairment charges and other restructuring costs.

OUTLOOK

Goodrich expects that its earnings per diluted share from continuing operations in 2002, excluding special items, will be in the range of $2.45 to $2.55. The 2002 estimate includes the net benefit from eliminating goodwill amortization under FAS 142, expected higher levels of pension expense, and the savings from the restructuring initiatives discussed below. Sales are expected to be approximately 5 to 10 percent lower than the $4.2 billion recorded in 2001. The Company anticipates generating between $275 and $300 million of free cash flow from continuing operations, excluding special items.

For the second quarter 2002, Goodrich expects earnings per diluted share from continuing operations, excluding special items, to be slightly higher than the first quarter. It is expected that each quarter in 2002 will show sequential improvement, assuming the economy and airline travel continue to recover. The second half of 2002 should be significantly stronger than the first half, as the expected airline recovery should result in increased aftermarket sales, and as Goodrich begins to realize significant savings from its restructuring activities.

SPIN-OFF OF ENGINEERED INDUSTRIAL PRODUCTS SEGMENT

In September 2001, the Company announced that its Board of Directors had approved in principle the tax-free spin-off of its Engineered Industrial Products ("EIP") segment to shareholders. The spin-off will be effected through a tax-free distribution to the Company's shareholders of all of the capital stock of EnPro Industries, Inc. ("EnPro"), a newly formed wholly-owned subsidiary of the Company.

The EIP segment is currently owned by Coltec Industries Inc ("Coltec"), a wholly-owned subsidiary of Goodrich. Prior to the Distribution, Coltec's aerospace business will assume all intercompany balances outstanding between Coltec and Goodrich and Coltec will then transfer to Goodrich by way of a dividend all of the assets, liabilities and operations of Coltec's aerospace business, including the assumed intercompany balances. Following the spin-off, Coltec will be a wholly-owned subsidiary of EnPro and Coltec's aerospace businesses will be owned by Goodrich.

It is anticipated that the $150 million of outstanding Coltec Capital Trust convertible trust preferred securities will remain outstanding as a part of the EnPro capital structure. Certain payments with respect to these securities are guaranteed by Coltec and the Company, and are expected to be guaranteed by EnPro. Following the spin-off, these securities will be convertible into a combination of Goodrich and EnPro common stock. Separately, the Company has offered to exchange Coltec's $300 million 7.5 percent Senior Notes due 2008 for similar Company debt securities. Assuming this exchange offer is fully subscribed, EnPro will have total debt and convertible trust preferred securities of approximately $165 million at the time of the spin-off. The Company also contemplates that a new senior secured revolving credit facility will be in place after the spin-off.

Although the spin-off is subject to certain conditions, no consents are required from the Company's security holders or the holders of Coltec's outstanding debt or convertible trust preferred securities to complete the spin-off. The Company expects to complete the spin-off during the second quarter of 2002.

The spin-off of the EIP segment represents the disposal of a segment and, accordingly, is being accounted for as a discontinued operation and the revenues, costs and expenses, assets and liabilities, and cash flows have been segregated in the accompanying unaudited condensed consolidated statement of income, unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows.

DIVESTITURE OF PERFORMANCE MATERIALS SEGMENT

On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. (the "Buyer") for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the Buyer (see additional discussion regarding the debt securities received in Note H of the accompanying unaudited condensed consolidated financial statements). The transaction resulted in an after-tax gain of $93.5 million and is subject to certain post closing adjustments (e.g. working capital adjustments).

The Company has calculated a $25 million working capital adjustment in its favor, which has been considered in the after-tax gain noted above. The Buyer is disputing the Company's working capital adjustment and has asserted that the Company owes the Buyer approximately $10 million under the purchase and sale agreement. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. Such resolution will be final and binding on all parties. The Company expects to finalize the working capital adjustment during 2002.

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

The disposition of the Performance Materials segment also represented the disposal of a segment under APB 30. Accordingly, Performance Materials is being accounted for as a discontinued operation and the revenues, costs and expenses, assets and liabilities, and cash flows have been segregated in the accompanying unaudited condensed consolidated statement of income, unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows.

DIVIDEND

The Company's current dividend level is expected to be reviewed during the second quarter of 2002 by the Company's Board of Directors in connection with the Engineered Industrial Products spin-off with the intent of adjusting it to reflect a payout ratio more consistent with that of a post-spin peer group.

RESULTS OF OPERATIONS

TOTAL COMPANY
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                            2002         2001
                                                            ----         ----
(IN MILLIONS)

SALES:
    Aerostructures and Aviation Technical Services      $    307.2   $    353.8
    Landing Systems                                          262.8        289.6
    Engine and Safety Systems                                162.0        183.9
    Electronic Systems                                       189.2        180.4
                                                        ----------   ----------
        Total Sales                                     $    921.2   $  1,007.7
                                                        ==========   ==========

SEGMENT OPERATING INCOME:
    Aerostructures and Aviation Technical Services      $     49.3   $     52.5
    Landing Systems                                           32.4         40.8
    Engine and Safety Systems                                 16.7         29.9
    Electronic Systems                                        28.1         31.5
                                                        ----------   ----------
        Segment Operating Income                             126.5        154.7

    Merger-Related and Consolidation Costs                    (7.5)        (5.8)
    Corporate General and Administrative Costs               (14.7)       (13.6)
                                                        ----------   ----------
        Total Operating Income                               104.3        135.3
    Net interest expense                                     (17.1)       (26.4)
    Other income (expense) - net                              (9.3)         0.4
    Income tax expense                                       (25.7)       (36.5)
    Distribution on Trust preferred securities                (2.6)        (2.6)
                                                        ----------   ----------
    Income from continuing operations                         49.6         70.2
    Income from discontinued operations - net of taxes         0.8        102.1
                                                        ----------   ----------
        Net income                                      $     50.4   $    172.3
                                                        ==========   ==========

Fluctuations in sales and segment operating income are discussed within the BUSINESS SEGMENT PERFORMANCE section below.

Merger-Related and Consolidation Costs: The Company has recorded merger-related and consolidation costs in each of the last three years. These costs are discussed in detail above and in Note F of the accompanying unaudited condensed consolidated financial statements.

Corporate General and Administrative Costs: Corporate general and administrative costs, as a percent of sales, increased slightly in 2002. Such costs, as a percent of sales, were 1.6 percent and 1.3 percent in 2002 and 2001, respectively. The increase in costs, as a percent of sales, was primarily due to the timing of certain expenses, salary increases, the fixed nature of these costs given the reduction in sales period over period and higher benefit/pension costs.

Net Interest Expense: Net interest expense decreased $9.3 million from $26.4 million in 2001 to $17.1 million in 2002. The significant decrease between periods was due to the sale of Performance Materials during the first quarter of 2001. The Company was able to significantly reduce its short-term indebtedness with the proceeds from the sale and began recording interest income on the payment-in-kind ("PIK") debt securities issued by the buyer ($5.5 million of PIK interest income in the first quarter of 2002 versus $1.8 million during the first quarter of 2001).

Other Income(Expense) - Net: The table below allows other income(expense) - net to be evaluated on a comparable basis.

                                                   Three Months Ended
                                                         March 31,
                                               -------------------------
                                                  2002             2001
                                                  ----             ----
(IN MILLIONS)

As reported                                    $   (9.3)            (0.4)
Gains/(losses) on sale of businesses                --               7.2
                                               --------         --------
Adjusted Other income (expense) - net          $   (9.3)        $   (6.8)
                                               ========         ========

Excluding gains on the sale of businesses, other income(expense) - net was expense of $9.3 million, and $6.8 million in 2002 and 2001, respectively. The increase in costs in 2002 was primarily due to increased retiree healthcare benefit costs associated with previously disposed of businesses and increased earnings attributable to minority interests.

Income Tax Expense: The Company's effective tax rate from continuing operations was 33.0 percent and 33.5 percent in 2002 and 2001, respectively. The decrease in the 2002 effective tax rate was primarily attributable to the elimination of non-deductible goodwill amortization as a result of the adoption of SFAS No. 142.

Income from Continuing Operations: Income from continuing operations included various charges or gains (referred to as special items) which affected reported earnings. Excluding the effects of special items, income from continuing operations during the first three months of 2002 was $54.6 million, or $0.52 per diluted share, compared with $69.3 million, or $0.65 per diluted share in 2001. The following table presents the impact of special items on earnings per diluted share from continuing operations. Additional information regarding merger-related and consolidation costs can be found above and in Note F of the accompanying unaudited condensed consolidated financial statements.

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
EARNINGS PER DILUTED SHARE                        2002             2001
--------------------------                        ----             ----

Income from continuing operations                $  0.47          $  0.66
   Net (gain) loss on sold businesses                 --            (0.05)
   Restructuring and consolidation costs            0.05             0.04
                                                 -------          -------
     Income from continuing operations,
       excluding special items                   $  0.52          $  0.65
                                                 =======          =======

Income from continuing operations for the three months ended March 31, 2002 included $7.5 million ($0.05 per share) of merger-related and consolidation costs.

Income from continuing operations for the three months ended March 31, 2002 included a $5.8 million charge ($3.8 million after-tax), or $0.04 a diluted share for merger-related and consolidation costs and a $7.2 million gain ($4.7 million after-tax), or $0.05 a diluted share, from the sale of a portion of the Company's interest in a business.

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
INCOME FROM DISCONTINUED OPERATIONS                  2002             2001
-----------------------------------                  ----             ----

(IN MILLIONS)

Performance Materials                            $     --          $   91.4
Special Items - Performance Materials                  --             (93.5)
                                                 --------          --------
                                                 $     --          $   (2.1)
                                                 --------          --------

EIP                                              $    0.8          $   10.7
Special Items - EIP                                   0.3                --
                                                 --------          --------
                                                 $    1.1          $   10.7
                                                 --------          --------

   Total income from discontinued operations     $    0.8          $  102.1
                                                 ========          ========

   Total income from discontinued
     operations - excluding special items        $    1.1          $    8.6
                                                 ========          ========

Income from Discontinued Operations: Income from discontinued operations decreased $101.3 million from $102.1 million in 2001 to $0.8 million in 2002, primarily due to the gain on the sale of Performance Materials in February 2001 of $93.5, net of income taxes, which has been categorized as a special item in the table above. Income from discontinued operations, excluding special items, decreased $7.5 million, from $8.6 million in 2001 to $1.1 million in 2002, primarily due to lower results at EIP.

EIP sales decreased $2.7 million, or 1.6 percent, from $169.6 million in the first quarter of 2001 to $166.9 million in the first quarter of 2002. Excluding sales associated with the Glacier Bearings business that was acquired in September 2001, sales declined by approximately 15 percent. Weakness in the chemical, petroleum, pulp and paper, and general industrial markets was the primary factor behind the decrease in sales. In addition to the lower volumes, profitability was also negatively impacted by the increased foreign competition due to the strong U.S. dollar which drove average pricing levels down in certain product lines, pricing pressures and an unfavorable mix of products sold.

Special items related to discontinued operations of Performance Materials, net of tax, included $93.5 million related to the gain on sale of Performance Materials in 2001.

Special items related to discontinued operations of EIP, net of tax, included $0.3 million of costs during the first three months of 2002, related to restructuring and consolidation activities.

BUSINESS SEGMENT PERFORMANCE

SEGMENT ANALYSIS

The Company's operations are classified into four reportable business segments:
Aerostructures and Aviation Technical Services; Landing Systems; Engine and Safety Systems; and Electronic Systems.

An expanded analysis of sales and operating income by business segment follows.

Segment operating income, as recorded, is total segment revenue reduced by operating expenses directly identifiable with that business segment. Segment operating income, as adjusted, is total segment revenue reduced by operating expenses directly identifiable with that business segment, except for merger-related and consolidation costs which are presented separately (see further discussion of merger-related and consolidation costs in Note C and Note F, respectively, of the accompanying unaudited condensed consolidated financial statements).

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                        --------------------------------------------------------
                                                                                                   % OF SALES
                                                                                                 ---------------
                                                          2002          2001      % CHANGE       2002       2001
                                                          ----          ----      --------       ----       ----
(IN MILLION)
SALES:
    Aerostructures and Aviation Technical Services      $  307.2    $   353.8       (13.2)
    Landing Systems                                        262.8        289.6        (9.3)
    Engine and Safety Systems                              162.0        183.9       (11.9)
    Electronic Systems                                     189.2        180.4         4.9
                                                        --------    ---------       -----
        Total Sales                                     $  921.2    $ 1,007.7        (8.6)
                                                        ========    =========

SEGMENT OPERATING INCOME, as recorded:
    Aerostructures and Aviation Technical Services      $   47.7    $    52.5        (9.1)       15.5       14.8
    Landing Systems                                         30.7         36.1       (15.0)       11.7       12.5
    Engine and Safety Systems                               14.9         29.2       (49.0)        9.2       15.9
    Electronic Systems                                      26.0         31.5       (17.5)       13.7       17.5
                                                        --------    ---------
        Segment Operating Income                        $  119.3    $   149.3       (20.1)       13.0       14.8
                                                        ========    =========

SEGMENT OPERATING INCOME, as adjusted:
    Aerostructures and Aviation Technical Services      $   49.3    $    52.5        (6.1)       16.0       14.8
    Landing Systems                                         32.4         40.8       (20.6)       12.3       14.1
    Engine and Safety Systems                               16.7         29.9       (44.1)       10.3       16.3
    Electronic Systems                                      28.1         31.5       (10.8)       14.9       17.5
                                                        --------    ---------
        Segment Operating Income                        $  126.5    $   154.7       (18.2)       13.7       15.4
                                                        ========    =========

AEROSTRUCTURES AND AVIATION TECHNICAL SERVICES sales decreased $46.6 million, or
13.2 percent, from $353.8 million in the first quarter of 2001 to $307.2 million in the first quarter of 2002. The decrease was due primarily to a decrease in aerostructures related sales. The decrease in aerostructures related sales was primarily attributable to reduced OE shipments (Boeing programs- approximately $19 million; Airbus programs - approximately $17 million) and aftermarket sales on the Super 27 program and out-of-production aircraft (approximately $12 million).

Operating income, as adjusted, decreased $3.2 million, or 6.1 percent, from $52.5 million in 2001 to $49.3 million in 2002. The decrease was driven by the lower sales noted above, partially offset by a favorable mix. As a result of the favorable sales mix, the segment was able to increase its operating income margins to 16.0 percent during 2002 versus 14.8 percent in 2001. The segment's aviation technical services business was slightly profitable in both periods.

LANDING SYSTEMS sales decreased $26.8 million, or 9.3 percent, from $289.6 million in the first quarter of 2001 to $262.8 million in the first quarter of 2002. Sales decreased primarily due to lower landing gear and wheel and brake sales compared to the same period a year ago. The reduced sales resulted from reduced airline utilization and lower market demand for original equipment following the terrorist attacks on September 11, 2001. Sales of landing gear decreased primarily in the commercial transport market due to decreased sales of original equipment to Boeing, primarily on the B737 next generation and B777 programs, as well as reduced pricing on several Boeing programs related to contract extensions (through 2006) approved during mid-2001. Sales of wheels and brakes were also lower than in the first quarter of 2001 primarily due to reduced airline utilization in the commercial market, primarily on out of production programs - the B727 and B737 classic programs. Aftermarket sales of military wheels and brakes were also lower for the comparable period primarily due to significantly increased volume in the first quarter of 2001 due to the F16 retrofit program. Further, landing gear repair and overhaul services decreased from the first quarter of 2001 due to airlines deferring or reducing discretionary expenditures.

Operating income, as adjusted, decreased $8.4 million, or 20.6 percent, from $40.8 million in the first quarter of 2001 to $32.4 million in the first quarter of 2002. The decrease in operating income over the same period a year ago was primarily the result of the items noted above that resulted in lower sales, partially offset by lower sales incentives.

ENGINE AND SAFETY SYSTEMS sales for the first quarter of 2002 decreased $21.9 million, or 11.9 percent, from $183.9 million in the first quarter of 2001 to $162.0 million in the first quarter of 2002. Sales declined in most of the segment's product lines due to lower OE shipments as well as lower aftermarket spares and service activities. These reductions were primarily due to weaker economic conditions in the aerospace and power generation markets served by the segment.

Operating income decreased $13.2 million, or 44.1 percent, from $29.9 million in the first quarter of 2001 to $16.7 million in the first quarter of 2002. The decrease was primarily attributable to lower volume, which not only resulted in lower sales but increased unabsorbed overhead costs, a weaker product mix as a result of lower aftermarket sales, an inventory adjustment at one of the businesses, a bad debt charge related to the Fairchild Dornier insolvency (approximately $1 million) and not yet fully realizing the cost reduction benefits associated with the restructuring programs initiated last year, partially offset by the elimination of goodwill amortization (approximately $2 million).

ELECTRONIC SYSTEMS SEGMENT sales increased $8.8 million, or 4.9 percent, from $180.4 million during 2001 to $189.2 million during 2002. The increase was driven primarily by the segment's optical and space-based businesses (approximately $7 million) and acquisitions (approximately $12 million), partially offset by reduced sales in the segment's other businesses (primarily avionics products).

Operating income, as adjusted, decreased $3.4 million, or 10.8 percent, from $31.5 million during 2001 to $28.1 million during 2002. The decrease in operating income was primarily attributable to reduced demand for most of the segment's higher margin products, increased product development expenses for MEMS (micro-electromechanical systems) technologies and products, increased R&D expenses on the Smart Deck Integrated Flight Controls & Display System and on the HUMS system (helicopter health and usage management system), partially offset by the elimination of goodwill amortization (approximately $4 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of internally generated funds and financing arrangements. The Company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within 2002.

CREDIT FACILITIES

In December 2001, the Company executed $750 million in new committed global syndicated revolving credit agreements. These credit agreements replaced the $600 million of committed domestic revolving credit agreements and the $80 million committed multi-currency revolving credit facility. The international bank group providing credit under the new agreements is substantially the same group that provided credit under the previous agreements. The new credit facilities consist of a $425 million three-year agreement expiring in December 2004 and a $325 million 364-day agreement expiring in December 2002. Management intends to renew the $325 million credit facility at its annual renewal and does not anticipate any problems therein. At March 31, 2002, $600 million was unused and available under these committed revolving credit facilities.

The Company had committed foreign lines of credit and overdraft facilities at March 31, 2002 of $20 million, all of which was available at that date.

The Company also maintains $110 million of uncommitted domestic money market facilities with various banks to meet short-term borrowing requirements. As of March 31, 2002, $110 million of these facilities was unused and available. These uncommitted credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facilities and with various cash management, trust and other services. As a result of these established relationships, the Company believes that its uncommitted facilities are a highly reliable and cost-effective source of liquidity.

Continued borrowing under the Company's credit facilities is conditioned upon compliance with financial and other covenants set forth in the related agreements. The Company is currently in compliance with all such covenants. The Company's credit facilities do not contain any rating downgrade triggers that would accelerate the maturity of the Company's indebtedness thereunder. However, a ratings downgrade would result in an increase in the interest rate and fees payable under the Company's syndicated revolving credit facilities. Such a downgrade also could adversely affect the Company's ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such new facilities.

LONG-TERM FINANCING

At March 31, 2002, the Company had long-term debt of $1,302.9 million, with maturities ranging from 2003 to 2046. Reflected as current maturities of long-term debt at March 31, 2002 was $4.5 million of miscellaneous debt maturing throughout 2002. The Company also retired $175 million of long-term debt when it came due in July 2001.

The Company had the authority to issue up to $500 million of debt securities, series preferred stock and common stock under its existing shelf registration statement at March 31, 2002. Any issuance of securities pursuant to the shelf registration statement is expected to be used for general corporate purposes.

In connection with the spin-off of the EIP segment, the Company has offered to exchange new Company debt securities for the outstanding $300 million of Coltec's 7.5 percent Senior Notes due 2008, which are classified within continuing operations within the Company's condensed consolidated financial statements. The interest rate, term, payment dates and redemption provisions of the new Company debt securities are expected to be substantially identical to those of the Coltec Senior Notes.

QUIPS

At March 31, 2002 there were outstanding $126.5 million of 8.3 percent Cumulative Quarterly Income Preferred Securities, Series A ("QUIPS") issued by BFGoodrich Capital, a Delaware business trust all of the common equity of which is owned by the Company (the "Trust"). The QUIPS are supported by 8.3 percent Junior Subordinated Debentures, Series A, due 2025 ("QUIPS Debentures") issued by the Company. The Company has unconditionally guaranteed all distributions required to be made by the Trust, but only to the extent the Trust has funds legally available for such distributions.

TIDES

At March 31, 2002 there were outstanding $150 million of 5 1/4 percent Convertible Preferred Securities -- Term Income Deferred Equity Securities ("TIDES") issued by Coltec Capital Trust, a Delaware business trust, all of the common equity of which is owned by Coltec (the "Coltec Trust"). The TIDES are supported by an equivalent aggregate principal amount of 5 1/4 percent Convertible Junior Subordinated Deferrable Interest Debentures due April 15, 2028 ("TIDES Debentures") issued by Coltec to Coltec Capital Trust. The Company has unconditionally guaranteed all distributions required to be made by the Coltec Trust, but only to the extent the Coltec Trust has funds legally available for such distributions. The Company has also unconditionally guaranteed Coltec's obligations under the TIDES Debentures.

The TIDES are convertible at the option of the holders at any time into the common stock of the Company at an effective conversion price of $52.33 per share and are redeemable at Coltec's option after April 20, 2001 at 102.63 percent of the liquidation amount declining ratably to 100 percent after April 20, 2004. Following the spin-off, the TIDES will be convertible into a combination of Goodrich and EnPro common stock. As the TIDES will remain as part of the EnPro capital structure following the spin-off, amounts associated with the TIDES have been segregated and reported as discontinued operations in the accompanying unaudited condensed consolidated statement of income and condensed consolidated balance sheet.

CALL OPTION

As discussed above, the $150 million of outstanding Coltec Capital Trust convertible trust preferred securities (TIDES) will be convertible into Goodrich and EnPro common stock following the spin-off. The value of Goodrich and EnPro common stock may increase to the level where Coltec's cost to acquire shares in a conversion could exceed, with no maximum, the liquidation value of the TIDES of $150 million. To partially hedge this risk, Coltec has purchased call options on 2,865,744 shares of Goodrich common stock at an exercise price of $52.34 per share, which represents the total Goodrich number of shares that would be required if all TIDES holders were to convert their securities. The call options provide for either an adjustment to the exercise option or a cash payment, at Coltec's option, if there is a change in the cash dividend paid on Goodrich common stock. One-third of these call options expire in March 2005, and the remainder expire in March 2007.

The call option is excluded from the definition of a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" since the instruments are indexed to the Company's own stock. Accordingly, the call options are carried at cost ($14.9 million) within shareholder's equity. At March 31, 2002, the fair market value of the call options was also $14.9 million.

CASH FLOW

The following table summarizes our cash flow activity for the three months ended March 31, 2002 and 2001:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                     ---------------------------
Cash Flows From:                         2002             2001
                                         ----             ----

Operating activities                 $    60.3        $    (68.2)
Investing activities                 $   (16.1)       $    (40.3)
Financing activities                 $    (3.2)       $   (733.4)
Discontinued operations              $   (23.1)       $  1,121.7

OPERATING CASH FLOWS

Operating cash flow increased by $128.5 million, from a use of $68.2 million during the first quarter of 2001 to $60.3 million of cash generation during the first quarter of 2002. The increase was primarily due to a better working capital performance and the timing of income tax payments and refunds quarter over quarter.

INVESTING CASH FLOWS

The Company used $16.1 million in investing activities during the first quarter of 2002 versus $40.3 million during the first quarter of 2001. The decrease was due primarily to lower capital expenditures. Acquisition and divestiture activity produced essentially the same amount of cash flow during each quarter.

FINANCING CASH FLOWS

Financing activities consumed $3.2 million and $733.4 million of cash during the first three months of 2002 and 2001, respectively. The primary reason for the use of cash in 2002 was due to dividend payments, distributions on trust preferred securities and purchases of treasury shares partially offset by cash provided by increased short-term borrowings. The primary reason for the increased use of cash in 2001 was the repayment of short-term indebtedness with the proceeds from the Performance Materials sale (see discontinued operations cash flow discussion below).

DISCONTINUED OPERATIONS CASH FLOW

Cash flow from discontinued operations decreased $1,144.8 million, from $1,121.7 million of positive cash flow during the first quarter of 2001 to a use of $23.1 million of cash during the first quarter of 2002. Performance Materials accounted for approximately $1.1 billion of this decrease, while the remainder of the decrease was attributable to the EIP segment. The Performance Materials decrease was primarily attributable to the sale of the business during the first quarter of 2001, while the decrease in cash flow attributable to the EIP segment was primarily attributable to lower earnings and the purchase of the call option during the first quarter of 2002 (See Note I of the accompanying unaudited condensed consolidated financial statements for additional discussion regarding the call option).

COMMERCIAL AIRLINE CUSTOMERS

The downturn in the commercial air transport market, exacerbated by the terrorist attacks on September 11, 2001, has adversely affected the financial condition of many of the Company's commercial airline customers. Many of these customers have requested extended payment terms for future shipments and/or reduced pricing. The Company has been reviewing, evaluating and resolving these requests on a case by case basis. Such actions have not had a material effect on the Company's cash flow or results of operations. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintain reserves for uncollectible accounts receivable based upon expected collectibility.

Although the Company believes its reserves are adequate, it is not able to predict with certainty the changes in the financial stability of these customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. To the extent extended payment terms are granted to customers, it may negatively affect future cash flow.

One of the Company's customers, Fairchild Dornier, commenced insolvency proceedings in Germany in 2002. As a result, the Company recorded a $1 million charge during the first quarter of 2002 related to accounts receivable from Fairchild Dornier. The Company had approximately $10 million in capitalized pre-production and inventory costs on the Fairchild Dornier 728 and 928 integrated landing system at March 31, 2002. Recovery of these amounts is contingent upon the continued operation of Fairchild Dornier and its continued commitment to the 728 and 928 programs. In addition, the Company has potential liability for supplier termination charges of $6 - $8 million on these programs.

INSURANCE COSTS AND AVAILABILITY

As a result of the terrorist attacks on September 11, 2001, and general market conditions, the Company expects its insurance costs to increase and certain types of coverage to be available only with significantly reduced limits and/or less favorable terms and conditions. In particular, the Company's property and casualty policies expire in July and August 2002, respectively, and premiums are expected to increase significantly. The Company does not expect the cost increase to be material to its results of operations and expects to maintain coverage limits that are generally consistent with current levels. The Company does, however, expect that coverage for terrorist acts, including indirect business interruption, will deteriorate or be eliminated entirely at policy renewal.

The Company's aircraft products liability and executive risk programs expire in 2003 and 2004, respectively, and the Company does not expect to experience any increase in costs or disruption in policy terms for these programs until that time.

In late September 2001, hangarkeeper's liability insurance coverage related to war and terrorist acts was cancelled industry-wide. This insurance provides protection against damage to a customer's property while such property is in the Company's care, custody, and control and applies most directly to the Company's aircraft maintenance operations. In October 2001, the Company obtained approximately $50 million of hangarkeeper's liability coverage related to war and terrorist acts. In addition, the Company obtained indemnification from most of its airline customers, who are insured commercially and under a new FAA program, for losses above the policy limit of $50 million.

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

At March 31, 2002, the Company's reserves for environmental remediation obligations totaled $84.9 million, of which $12.0 million was included in accrued liabilities ($1.6 million of which is classified within merger-related and consolidation costs). Of the $84.9 million, $13.2 million is associated with ongoing operations and $71.7 million is associated with businesses previously disposed of or discontinued.

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

TOLO LITIGATION

In May 2000, the Company and its subsidiary Rohr, Inc. ("Rohr"), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. The Company and Rohr have appealed the judgment.

At the time of the purchase, the Company established a reserve of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. The Company has not established an accrual for the punitive damages award of $24 million, which was based on the plaintiff"s fraudulent concealment claim, for the reasons set forth below.

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

DISCONTINUED OPERATIONS

Contingencies associated with Coltec and its subsidiaries, including asbestos-related liabilities, are discussed in Note H to the accompanying unaudited condensed consolidated financial statements. After the EIP spin-off is completed, it is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company's ownership of Coltec. Also, it is possible that a claim could be asserted against the Company that Coltec's dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

No such claims have been asserted against the Company to date. The Company believes that it would have substantial legal defenses against any such claims. Any such claims would require, as a practical matter, that Coltec's subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and is unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec will be solvent both before and after the dividend. If the Company is ultimately found to be responsible for the asbestos-related liabilities of Coltec's subsidiaries, the Company believes it would not have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims would not have a material adverse effect on the Company's financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec's aerospace business were successful, it could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

GUARANTEES

The Company has guaranteed certain payments with respect to the $150 million of TIDES. Following the spin-off of the EIP segment, the TIDES will remain outstanding as an obligation of Coltec Capital Trust and the Company's guarantee of certain payments with respect to the TIDES will remain an obligation of the Company.

In addition to its guarantee of the TIDES, the Company has an outstanding contingent liability for guaranteed debt and lease payments of $5.1 million and for letters of credit of $36.1 million at March 31, 2002.

CERTAIN AEROSPACE CONTRACTS

As discussed above, the Company's aerostructures business has a contract with Boeing on the B717-200 program that is subject to certain risks and uncertainties. Based on revisions to Boeing's production rate and delivery schedule announced by Boeing at the end of 2001, the Company reevaluated its estimated costs to complete the B717-200 contract, its learning curve assumptions as well as the number of aircraft expected to be delivered. As a result of this analysis, the Company recorded a charge of $76.5 million during the fourth quarter of 2001. This charge eliminated the remaining balance of excess-over-average inventory costs yet to be recognized and reduced pre-production inventory balances down to $33.7 million as of March 31, 2002. The Company will continue to record no margin on this contract based on its revised assumptions.

The Company's aerostructures business also re-engines 727 aircraft. The re-engining enables operators of these aircraft meet sound attenuation requirements as well as improve their fuel efficiency. The aerostructures business has entered into several collateralized financing arrangements to assist its customers and has also entered into certain off-balance sheet financing arrangements (primarily the sale of receivables with recourse) related to this program. As a result of the dramatic downturn in the commercial aviation market resulting primarily from the September 11th terrorist attacks, the Company reevaluated the recoverability of its investment in the 727 program and recorded a charge of approximately $19 million in the fourth quarter of 2001 as a result of this analysis. At March 31, 2002, the Company had approximately $49 million of remaining inventory on its balance sheet, as well as accounts and notes receivable of approximately $71 million (approximately $20 million of which is off-balance sheet and is subject to recourse provisions). Collection of these receivables, as well as the recovery of some portion of the Company's investment in existing inventory balances, may be negatively affected should the overall deterioration in the commercial aerospace market continue through 2002 or if the market for re-engined Super 27 aircraft does not strengthen.

NEW ACCOUNTING STANDARDS

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

In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

CONTRACT ACCOUNTING - PERCENTAGE OF COMPLETION

Revenue Recognition

The Company also has sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. The Company follows the guidelines of Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (the contract method of accounting) except that the Company's contract accounting policies differ from the recommendations of SOP 81-1 in that revisions of estimated profits on contracts are included in earnings under the reallocation method rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized ratably over the remaining life of the contract, while under the cumulative catch-up method such impact would be recognized immediately. To the extent the Company were to make a significant acquisition that used the cumulative catch-up method to record revisions in estimated profits on contracts, it would be required to change its current method of accounting. Such a change would be recorded as a change in accounting principle and would most likely result in the restatement of prior periods in accordance with APB 20.

Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract, excluding that reported in prior periods, and is recognized evenly in the current and future periods as a uniform percentage of sales value on all remaining units to be delivered. Current revenue does not anticipate higher or lower future prices but includes units delivered at actual sales prices. Cost includes the estimated cost of the preproduction effort (primarily tooling and design), plus the estimated cost of manufacturing a specified number of production units. The specified number of production units used to establish the profit margin is predicated upon contractual terms adjusted for market forecasts and does not exceed the lesser of those quantities assumed in original contract pricing, or those quantities which the Company now expects to deliver in the timeframe/periods assumed in the original contract pricing. The Company's policies only allow the estimated number of production units to be delivered to exceed the quantity assumed within the original contract pricing when the Company receives firm orders for additional units. The timeframe/period assumed in the original contract pricing is generally equal to the period specified in the contract. If the contract is a "life of program" contract, then such period is equal to the time period used in the original pricing model which generally equals the time period required to recover the Company's pre-production costs. Option quantities are combined with prior orders when follow-on orders are released.

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

Included in sales are amounts arising from contract terms that provide for invoicing a portion of the contract price at a date after delivery. Also included are negotiated values for units delivered and anticipated price adjustments for contract changes, claims, escalation and estimated earnings in excess of billing provisions, resulting from the percentage-of-completion method of accounting. Certain contract costs are estimated based on the learning curve concept discussed below.

Inventory

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

If in-process inventory plus estimated costs to complete a specific contract exceeds the anticipated remaining sales value of such contract, such excess is charged to current earnings, thus reducing inventory to estimated realizable value.

SALES INCENTIVES

The Company offers sales incentives to certain commercial customers in connection with sales contracts. These incentives may consist of upfront cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless it is specifically guaranteed of recovery within the contract by the customer. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized and amortized over the contract period.

ASBESTOS

The Company records an accrual for asbestos-related matters that are deemed probable and can be reasonably estimated, which consist of settled claims and actions in advanced stages of processing. The Company also records an asset equal to the amount of those liabilities that is expected to be recovered by insurance.

In accordance with internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions progress to a stage where the cost to dispose of these actions can reasonably be estimated. These actions are classified as actions in advanced stages. With respect to outstanding actions that are in preliminary procedural stages, as well as any actions that may be filed in the future, insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to reasonably estimate what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such claims. See Note H of the accompanying unaudited condensed consolidated financial statements for additional discussion of asbestos matters.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements made in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "anticipate," "intend," "estimate" or "plan", are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially.

Important factors that could cause actual results to differ include, but are not limited to:

     o    global demand for aircraft spare parts and aftermarket services;

     o the impact of the terrorist attacks on September 11, 2001 and their aftermath;

     o    the timing related to restoring consumer confidence in air travel;

     o the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

     o the extent to which the Company is able to achieve savings from its restructuring plans;

     o the timing and successful completion of the spin-off of the Company's Engineered Industrial Products business including:

          o the successful completion of Coltec's dividend of its aerospace business to the Company;

          o the solvency of Coltec at the time of and subsequent to the EIP spin-off;

     o demand for and market acceptance of new and existing products, including potential cancellation of orders by commercial customers;

     o    successful development of advanced technologies;

     o    competitive product and pricing pressures;

     o continued operation of Fairchild Dornier and commitment to the 728 and 928 programs;

     o    SFAS No. 142 goodwill impairment analysis;

     o domestic and foreign government spending, budgetary and trade policies;

     o economic and political changes in international markets where the Company competes, such as changes in currency exchange rates, inflation rates, recession and other external factors over which the Company has no control; and

     o the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, that could impact its financial condition, results of operations and cash flows. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. The Company intends to use such derivative financial instruments as risk management tools and not for speculative investment purposes. The Company's discussion of Market Risk in its 2001 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. The following provides a discussion of significant changes during 2002:

FOREIGN CURRENCY EXPOSURE The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of the Company's foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company's objective is to minimize its exposure to these risks through its normal operating activities and, where appropriate, through foreign currency forward exchange contracts.

One of the Company's subsidiaries conducts a substantial portion of its business in Euros but has significant sales contracts that are denominated in US dollars. In March 2002, the Company entered into 21 individual forward contracts to exchange US dollars for Euros. A contract will mature each month between April 2002 and December 2003. The forward contracts are used to mitigate the potential volatility to cash flow arising from changes in currency exchange rates.

At March 31, 2002, a hypothetical unfavorable change in exchange rates of 10 percent would decrease the value of the forward contracts by approximately $4 million.

CALL OPTION

As discussed in Note H of the accompanying unaudited condensed consolidated financial statements, the TIDES will be convertible into Goodrich and EnPro common stock following the EIP spin-off. The value of Goodrich and EnPro common stock may increase to the level where Coltec's cost to acquire Goodrich shares after the spin-off in a conversion could exceed, with no maximum, the liquidation value of the TIDES of $150 million. Coltec has purchased call options on 2,865,744 shares of Goodrich common stock with an exercise price of $52.34 per share, which represents the total Goodrich number of shares that would be required if all TIDES holders convert. The call options provide for either an adjustment to the exercise price or a cash payment, at Coltec's option, if there is a change in the cash dividends paid on Goodrich common stock. One-third of these call options expire in March 2005, and the remainder expire in March 2007.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, the Company has been notified that it is among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sits. See Notes H and L to the accompanying unaudited condensed consolidated financial statements, which are incorporated herein by reference.

In May 2000, the Company and its subsidiary Rohr, Inc. ("Rohr"), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. The Company and Rohr have appealed the judgment.

At the time of the purchase, the Company established a reserve of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. The Company has not established an accrual for the punitive damages award of $24 million, which was based on the plaintiff"s fraudulent concealment claim, for the reasons set forth below.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         10(JJ) 2002 - 2004 Long-Term Incentive Plan Summary Plan Description and form of award agreement.

(b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002:


Current Report on Form 8-K filed January 30, 2002 relating to (a) the announcement of the Company's earnings for the three-month and full-year periods ended December 31, 2001 and (b) excerpts from presentation materials used at the Bear Stearns Ninth Annual Commercial Aerospace & Defense Conference (Item 9).

Current Report on Form 8-K filed February 13, 2002, relating to the Company's restated consolidated financial statements at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998, which have been reclassified to reflect the Engineered Industrial Products segment as a discontinued operation for all periods presented. (Item 5).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 10, 2002                                       Goodrich Corporation




                                                   /S/ULRICH SCHMIDT
                                                   -----------------------------
                                                   Ulrich Schmidt
                                                   Senior Vice President and
                                                   Chief Financial Officer




                                                   /S/ROBERT D. KONEY, JR.
                                                   -----------------------------
                                                   Robert D. Koney, Jr.
                                                   Vice President & Controller
                                                   (Chief Accounting Officer)