Form 10-Q
period 2002-06-30
GOODRICH CORP
filed 2002-08-12
CIK 42542

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	June 30, 2002
Commission file number	1-892

GOODRICH CORPORATION
(Exact Name of Registrant as Specified in its Charter)

NEW YORK	34-0252680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, N.C.	28217

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 704-423-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

As of June 30, 2002, there were 102,100,408 shares of common stock outstanding (excluding 14,018,598 shares held by wholly owned subsidiaries). There is only one class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales	$925.5	$1,072.1	$1,846.7	$2,079.8
Operating Costs and Expenses:
Cost of sales	673.3	768.6	1,343.6	1,483.7
Selling and administrative expenses	143.0	149.9	282.1	301.4
Merger-related and consolidation costs	14.6	7.6	22.1	13.4

	830.9	926.1	1,647.8	1,798.5

Operating income	94.6	146.0	198.9	281.3
Interest expense	(23.0)	(28.7)	(46.2)	(58.7)
Interest income	13.0	8.3	19.1	11.9
Other income (expense) – net	6.8	(7.5)	(2.5)	(7.1)

Income before income taxes and Trust distributions	91.4	118.1	169.3	227.4
Income tax expense	(30.2)	(39.6)	(55.9)	(76.1)
Distributions on Trust Preferred Securities	(2.6)	(2.6)	(5.2)	(5.2)

Income from Continuing Operations	58.6	75.9	108.2	146.1
Income (Loss) from Discontinued Operations	(12.7)	7.4	(11.9)	109.5

Net Income	$45.9	$83.3	$96.3	$255.6

Basic Earnings (Loss) per Share:
Continuing operations	$0.57	$0.73	$1.06	$1.41
Discontinued operations	(0.12)	0.07	(0.12)	1.06

Net Income	$0.45	$0.80	$0.94	$2.47

Diluted Earnings (Loss) per Share:
Continuing operations	$0.56	$0.70	$1.03	$1.36
Discontinued operations	(0.11)	0.08	(0.09)	1.04

Net Income	$0.45	$0.78	$0.94	$2.40

Cash dividends declared per common share	$0.20	$0.275	$0.475	$0.55

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in millions)

	June 30,	December 31,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$148.7	$85.8
Accounts and notes receivable, less allowances for doubtful receivables (June 30, 2002, $24.9; December 31, 2001, $42.1)	584.2	570.4
Inventories	873.4	841.5
Deferred income taxes	99.1	112.9
Prepaid expenses and other assets	24.2	26.2
Assets of discontinued operations	—	873.9

Total Current Assets	1,729.6	2,510.7

Property, plant and equipment	930.9	955.5
Prepaid pension	234.3	238.7
Goodwill	732.1	747.3
Identifiable intangible assets	150.9	138.8
Payment-in-kind notes receivable, less discount ($22.8 at June 30, 2002; $22.2 at December 31, 2001)	174.9	168.4
Other assets	455.6	468.1

	$4,408.3	$5,227.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term bank debt	$229.9	$113.3
Accounts payable	325.5	396.6
Accrued expenses	470.4	523.6
Income taxes payable	213.5	119.2
Liabilities of discontinued operations	—	589.4
Current maturities of long-term debt and capital lease obligations	5.8	5.9

Total Current Liabilities	1,245.1	1,748.0

Long-term debt and capital lease obligations	1,312.8	1,307.2
Pension obligations	158.7	155.5
Postretirement benefits other than pensions	311.5	320.1
Deferred income taxes	15.8	13.9
Other non-current liabilities	205.6	196.4
Commitments and contingent liabilities	—	—
Mandatorily redeemable preferred securities of trust	125.2	125.0

Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 115,613,297 shares at June 30, 2002, and 115,144,771 shares at December 31, 2001 (excluding 14,018,598 shares held by wholly owned subsidiaries at each date)	578.1	575.7
Additional capital	931.3	973.5
Income retained in the business	22.1	333.7
Accumulated other comprehensive income	(83.1)	(110.1)
Unearned portion of restricted stock awards	(2.1)	(0.6)
Common stock held in treasury, at cost (13,512,889 shares at June 30, 2002, and 13,446,808 shares at December 31, 2001)	(412.7)	(410.8)

Total Shareholders’ Equity	1,033.6	1,361.4

	$4,408.3	$5,227.5

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Six Months Ended
	June 30,

	2002	2001

OPERATING ACTIVITIES
Income from continuing operations	$108.2	$146.1
Adjustments to reconcile net income to net cash provided by operating activities:
Merger-related and consolidation:
Expenses	22.1	13.4
Payments	(33.4)	(16.6)
Depreciation and amortization	80.2	85.7
Deferred income taxes	1.6	1.6
Net gains on sales of businesses	(2.5)	(7.2)
Payment-in-kind interest income	(11.5)	(7.0)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	44.9	(69.6)
Change in receivables sold, net	(32.4)	5.2
Inventories	(23.5)	(63.1)
Other current assets	(0.2)	(10.1)
Accounts payable	(85.7)	(45.1)
Accrued expenses	(26.2)	(14.1)
Income taxes payable	94.0	52.9
Tax benefit on non-qualified options	0.5	7.4
Other non-current assets and liabilities	27.0	(25.9)

Net cash provided by operating activities of continuing operations	163.1	53.6

INVESTING ACTIVITIES
Purchases of property	(37.2)	(86.2)
Proceeds from sale of property	5.1	0.8
Proceeds from sale of businesses	6.0	15.6
Proceeds from payment-in-kind note	4.8	—
Payments made in connection with acquisitions, net of cash acquired	(0.4)	(18.3)

Net cash used by investing activities of continuing operations	(21.7)	(88.1)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt	113.5	(728.0)
Repayment of long-term debt and capital lease obligations	2.3	(5.9)
Proceeds from issuance of capital stock	4.1	50.6
Purchases of treasury stock	(4.8)	—
Dividends	(56.1)	(56.5)
Distributions on Trust preferred securities	(5.2)	(5.2)

Net cash provided (used) by financing activities of continuing operations	53.8	(745.0)

DISCONTINUED OPERATIONS
Net cash (used) provided by discontinued operations	(134.5)	993.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.2	0.7

Net Increase in Cash and Cash Equivalents	62.9	214.8
Cash and Cash Equivalents at Beginning of Period	85.8	77.6

Cash and Cash Equivalents at End of Period	$148.7	$292.4

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A: BASIS OF INTERIM FINANCIAL STATEMENT PREPARATION - The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation (“Goodrich” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

As discussed in Note H, the Company’s former Performance Materials and Engineered Industrial Products (“EIP”) segments have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations.

NOTE B: INVENTORIES - Inventories included in the accompanying Condensed Consolidated Balance Sheet consist of:

(Dollars in millions)	June 30,	December 31,
	2002	2001

FIFO or average cost (which approximates current costs):
Finished products	$178.3	$172.0
In process	558.1	538.9
Raw materials and supplies	222.2	217.1

	958.6	928.0
Less:
Reserve to reduce certain inventories to LIFO	(41.9)	(42.2)
Progress payments and advances	(43.3)	(44.3)

Total	$873.4	$841.5

The pre-production inventory balance on the Boeing 717-200 contract was $32.9 million as of June 30, 2002. The Company continues to record no margin on this contract due to its assumptions, which were revised in late 2001 due to revisions to Boeing’s production schedule.

NOTE C: BUSINESS SEGMENT INFORMATION — The Company’s operations are classified into four reportable business segments: Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems, and Electronic Systems.

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

Landing Systems: Landing Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several divisions within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls.

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

Electronic Systems: Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris; engine, transmission and structural health; and aircraft motion control systems. The segment’s products also include instruments and avionics, warning and detection systems, ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems and laser warning systems.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Merger-related and consolidation costs are presented separately and are discussed in Note F of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for the consolidated Company. There are no significant intersegment sales.

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales
Aerostructures and Aviation Technical Services	$313.1	$400.2	$620.3	$754.0
Landing Systems	253.9	280.1	516.7	569.7
Engine and Safety Systems	165.3	202.3	327.3	386.2
Electronic Systems	193.2	189.5	382.4	369.9

Total Sales	$925.5	$1,072.1	$1,846.7	$2,079.8

Segment Operating Income
Aerostructures and Aviation Technical Services	$48.4	$63.9	$97.7	$116.4
Landing Systems	19.9	33.5	52.3	74.3
Engine and Safety Systems	24.0	39.1	40.7	69.0
Electronic Systems	32.2	32.4	60.3	63.9

	124.5	168.9	251.0	323.6
Corporate General and Administrative Expenses	(15.3)	(15.3)	(30.0)	(28.9)
Merger–related and consolidation costs	(14.6)	(7.6)	(22.1)	(13.4)

Total Operating Income	$94.6	$146.0	$198.9	$281.3

Segment Merger-related and Consolidation Costs
Aerostructures and Aviation Technical Services	$4.1	$0.7	$5.7	$0.7
Landing Systems	0.2	2.6	1.8	7.3
Engine and Safety Systems	8.4	—	10.3	0.7
Electronic Systems	1.9	2.3	4.0	2.3

Total Segment Merger-related and Consolidation Costs	$14.6	$5.6	$21.8	$11.0

	June 30,	December 31,
	2002	2001

Assets
Aerostructures and Aviation Technical Services	$1,263.5	$1,221.0
Landing Systems	934.1	949.0
Engine and Safety Systems	520.9	529.7
Electronic Systems	977.6	996.6
Assets of Discontinued Operations	—	873.9
Corporate	712.2	657.3

Total Assets	$4,408.3	$5,227.5

NOTE D: EARNINGS PER SHARE - The computation of basic and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Numerator for basic earnings per share - income available to common shareholders	$58.6	$75.9	$108.2	$146.1
Denominator:
Denominator for basic earnings per share — weighted-average shares	102.0	103.7	101.9	103.3

Effect of dilutive securities:
Stock options, performance shares, restricted and employee stock purchase plan shares	1.1	1.6	0.9	1.5
Convertible preferred securities	1.9	2.9	2.4	2.9

Dilutive potential common shares	3.0	4.5	3.3	4.4

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	105.0	108.2	105.2	107.7

Earnings per share:
Basic	$0.57	$0.73	$1.06	$1.41

Diluted	$0.56	$0.70	$1.03	$1.36

NOTE E: COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Income	$45.9	$83.3	$96.3	$255.6
Other Comprehensive Income -
Unrealized translation adjustments during period	24.3	3.2	23.5	(1.4)
Gain (loss) on cash flow hedge	3.7	-.-	3.5	-.-

Total Comprehensive Income	$73.9	$86.5	$123.3	$254.2

Accumulated other comprehensive income consists of the following (dollars in millions):

	June 30,	December 31,
	2002	2001

Cumulative unrealized translation adjustments	$(33.9)	$(57.4)
Minimum pension liability adjustment	(52.7)	(52.7)
Accumulated gain (loss) on cash flow hedge	3.5	-.-

	$(83.1)	$(110.1)

NOTE F: MERGER-RELATED AND CONSOLIDATION COSTS

Through June 30, 2002, the Company recorded charges totaling $22.1 million. The charges were recorded across the Company’s segments as follows:

(Dollars in millions)	Six Months
Ended
June 30, 2002

Aerostructures and Aviation Technical Services	$5.7
Landing Systems	1.8
Engine and Safety Systems	10.3
Electronic Systems	4.0

Total Segment Charges	21.8
Corporate	0.3

$22.1

Merger-related and consolidation reserves at December 31, 2001 and June 30, 2002, as well as activity during the six months ended June 30, 2002, consisted of:

		(Dollars in millions)

	Balance			Balance
	December 31,			June 30,
	2001	Provision	Activity	2002

Personnel-related costs	$26.6	$18.5	$(26.2)	$18.9
Consolidation	18.6	3.6	(12.5)	9.7

	$45.2	$22.1	$(38.7)	$28.6

The following is a description of key components of the $22.1 million provision for merger-related and consolidation costs in the first six months of 2002:

Aerostructures and Aviation Technical Services: The segment recorded $5.7 million in merger-related and consolidation costs, consisting of $4.5 million in personnel-related costs and $1.2 million in consolidation costs.

The personnel-related charges were for employee severance and for voluntary termination benefits. During the six-month period, a total of 949 employees were terminated. The consolidation costs related to machinery and equipment relocation costs incurred in connection with a facility consolidation or closure.

Landing Systems: The segment recorded $1.8 million in merger-related and consolidation costs, consisting of $1.5 million in personnel-related costs and $0.3 million in consolidation costs. Of the charge, $0.2 million represents non-cash items, including $0.8 million in asset impairments and a reserve reversal of $0.6 million related to a revision of estimated facility closure and consolidation costs.

The personnel-related charges are for employee severance and benefits. During the six-month period, a total of 224 employees were terminated. Consolidation costs include asset impairment charges of $0.8 million to write down assets held for sale or disposal based on their estimated fair value and facility closure costs of $0.1 million for equipment relocation costs offset by the $0.6 million reserve reversal noted above.

Engine and Safety Systems: The segment recorded $10.3 million in merger-related and consolidation costs, consisting of $8.6 million in personnel-related costs and $1.7 million in consolidation costs. Of the charge, $0.7 million represents non-cash asset impairment charges. The personnel-related charges are for employee severance and benefits. During the six-month period, a total of 375 employees were terminated. Consolidation costs include asset impairment charges of $0.2 million to write down assets held for sale or disposal based on their estimated fair value, $0.5 million in accelerated depreciation and facility closure costs of $1.0 million for machinery and equipment relocation and other facility closure costs.

Electronic Systems: The segment recorded $4.0 million in merger-related and consolidation costs, consisting of $3.5 million in personnel related costs and $0.5 million in consolidation costs. Of the charge, $0.2 million represents a non-cash asset impairment charge.

The personnel related charges are for employee severance and benefits. During the six-month period, a total of 211 employees were terminated. Consolidation costs included $0.2 million in accelerated depreciation and $0.3 million in equipment relocation costs in connection with facility closure or consolidation.

Corporate: Merger-related and consolidation costs of $0.3 million represented employee outplacement services and relocation costs.

As of June 30, 2002, the Company expects an additional 320 to 420 employees will be terminated during the remainder of 2002.

Merger-Related and Consolidation Costs — Activity

Of the $38.7 million in activity, $33.4 million represented cash payments, $1.7 million represented asset write-offs and $3.6 million represented a reclassification of a reserve to other non-current liabilities.

NOTE G: GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted by the Company. Under the provisions of the standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. Based on those results, the Company believes that it is likely that goodwill relating to the Aviation Technical Services “reporting unit” (ATS) has been impaired. ATS is included in the Aerostructures and Aviation Technical Services business segment. The measurement of this potential goodwill impairment, as required by SFAS 142, is currently in process and is expected to be completed no later than the end of the third quarter of 2002. An impairment, if any, will not exceed $36.2 million (representing total goodwill of this reporting unit) and will be reported as a cumulative effect of an accounting change in the first quarter of 2002 and results of operations for that period will be restated accordingly.

Income from continuing operations, basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amounts no longer being amortized, are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30,		June 30,

	2002	2001	2002	2001

Reported Income from Continuing Operations	$58.6	$75.9	$108.2	$146.1
Adjustments:
Goodwill amortization	-.-	7.3	-.-	14.5
Income taxes	-.-	(1.3)	-.-	(2.8)

Adjusted Income from Continuing Operations	$58.6	$81.9	$108.2	$157.8

Basic earnings per share:
Reported	$0.57	$0.73	$1.06	$1.41
Adjusted	$0.57	$0.79	$1.06	$1.53
Diluted earnings per share:
Reported	$0.56	$0.70	$1.03	$1.36
Adjusted	$0.56	$0.76	$1.03	$1.47

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by segment are as follows:

		Business
	Balance	Combinations			Balance
	December 31,	Completed			June 30,
	2001	or Finalized	Other		2002

		(Dollars in Millions)
Aerostructures and Aviation
Technical Services	$56.7	$ -.-	$	-.-	$56.7
Landing Systems	67.9	-.-		(9.1)	58.8
Engine and Safety Systems	185.2	-.-		-.-	185.2
Electronic Systems	437.5	(6.1)		-.-	431.4

	$747.3	$(6.1)		$(9.1)	$732.1

The $9.1 million reduction in goodwill in Landing Systems represented a reclassification of intellectual property rights to patents, trademarks and licenses upon the adoption of SFAS 142. The $6.1 million reduction in goodwill in Electronic Systems represents the finalization of the purchase price allocation relating to the acquisition of the lighting systems business in August 2001. The adjustment was classified as additional value assigned to customer relationships.

Identifiable intangible assets as of June 30, 2002 are comprised of:

	Gross	Accumulated
	Amount	Amortization

Amortizable intangible assets:
Patents, trademarks and licenses	$155.3	$37.5
Customer relationships	32.6	1.8
Non-compete agreements	7.6	5.4
Other	2.0	1.9

	$197.5	$46.6

There were no indefinite lived identifiable intangible assets as of June 30, 2002. Amortization of intangible assets for the six months ended June 30, 2002 was $7.3 million. Amortization expense of these intangible assets for 2002 to 2006 is estimated to be approximately $15 million per year.

NOTE H: DISCONTINUED OPERATIONS — The disposition of the former Performance Materials and Engineered Industrial Products segments represent the disposal of segments under APB Opinion No. 30 (“APB 30”) (the accounting principle effective at the respective measurement dates). Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials and Engineered Industrial Products have been segregated in the accompanying unaudited condensed consolidated statement of income, unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows.

The following summarizes the results of discontinued operations:

	Three Months Ended				Six Months Ended
(Dollars in millions)	June 30,				June 30,

	2002		2001		2002		2001

Sales:
Performance Materials	$	-.-	$	-.-	$	-.-	$187.0
Engineered Industrial Products		122.6		166.9		289.5	336.5

		$122.6		$166.9		$289.5	$523.5

Pretax income (loss) from operations:
Performance Materials	$	-.-	$	-.-	$	-.-	$(3.6)
Engineered Industrial Products		(18.2)		15.0		(13.5)	35.4

		(18.2)		15.0		(13.5)	31.8
Income tax (expense) benefit		6.8		(5.6)		4.9	(11.8)
Distributions on Trust preferred securities		(1.3)		(2.0)		(3.3)	(4.0)
Gain on sale of Performance Materials (net of income tax expense of $54.9 million in 2001)		-.-		-.-		-.-	93.5

Income (loss) from discontinued operations		$(12.7)		$7.4		$(11.9)	$109.5

Performance Materials

On February 28, 2001, the Company completed the sale of its Performance Materials segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in debt securities issued by the buyer. The transaction resulted in an after-tax gain of $93.5 million. The Company’s former Performance Materials business now operates as an independent company known as Noveon International Inc. (“Noveon”). During the second quarter of 2002, the Company and Noveon resolved their dispute over the computation of a working capital adjustment. The resolution of this matter had no affect on the previously reported gain.

Subsequent to June 30, 2002, the Company entered into an agreement with Noveon to amend certain provisions of the paid-in-kind securities to allow Noveon the option to prepay the securities at a discount greater than the original discount. Should Noveon prepay the securities in full on or before October 31, 2002, the cash received could be less than the recorded amount of the securities by approximately $13 million.

Engineered Industrial Products

On May 31, 2002, the Company completed the tax-free spin-off of its Engineered Industrial Products (“EIP”) segment. The spin-off was effected through a tax-free distribution to the Company’s shareholders of all of the capital stock of EnPro Industries, Inc. (“EnPro”), then a wholly-owned subsidiary of the Company. In the spin-off, the Company’s shareholders received one share of EnPro common stock for every five shares of common stock of the Company owned on the record date, May 28, 2002.

At the time of the spin-off, EnPro’s only material asset was all of the capital stock and certain indebtedness of Coltec Industries Inc (“Coltec”). Coltec and its subsidiaries own substantially all of the assets and liabilities of the EIP segment, including the associated asbestos liabilities and related insurance.

Prior to the spin-off, Coltec also owned and operated an aerospace business. Before completing the spin-off, Coltec’s aerospace business assumed all intercompany balances outstanding between Coltec and the Company and Coltec then transferred to the Company by way of a dividend, all of the assets, liabilities and operations of Coltec’s aerospace business, including these assumed balances. Following this transfer and prior to the spin-off, all of the capital stock of Coltec was contributed to EnPro, with the result that at the time of the spin-off Coltec was a wholly owned subsidiary of EnPro.

In connection with the spin-off, the Company and EnPro entered into a Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, an Employee Matters Agreement and an Indemnification Agreement, which will govern the relationship between the Company and EnPro after the spin-off and provide for the allocation of employee benefits, tax and other liabilities and obligations attributable to periods prior to the spin-off.

The spin-off was recorded as a dividend and resulted in a reduction in Shareholders’ Equity of $399.9 million representing the recorded value of net assets of the business distributed (including cash of $56.0 million). The Distribution Agreement provides for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed. At June 30, 2002, the Company had recorded an account receivable for $16.6 million from EnPro with respect to these adjustments; however, the final adjustment amount has not been determined. The difference, if any, between the adjustment amount and the account receivable will be recorded as an adjustment to the dividend.

Prior to the spin-off, $150 million of convertible trust preferred securities (“TIDES”) were outstanding as an obligation of Coltec and were reflected in liabilities of discontinued operations. The securities bear interest at a rate of 7.5% and are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. Prior to the spin-off, Coltec acquired certain call options for Goodrich common stock in order to partially hedge its exposure to fluctuations in the market price of Goodrich stock subsequent to the spin-off. The TIDES and the call options belong to EnPro (through its wholly-owned subsidiary Coltec) following the spin-off; however, certain payments with respect to the TIDES remain guaranteed by Goodrich.

NOTE I: DERIVATIVES AND HEDGING ACTIVITIES

Cash Flow Hedge

One of the Company’s subsidiaries conducts a substantial portion of its business in Euros but has significant sales contracts that are denominated in US dollars. In March 2002, the Company entered into 21 individual forward contracts to exchange US dollars for Euros. A contract will mature each month between April 2002 and December 2003. The forward contracts are used to mitigate the potential volatility to cash flow arising from changes in the currency exchange rates.

The hedges are being accounted for as cash flow hedges. The derivatives are recorded at fair value with the offset reflected in accumulated other comprehensive income. The fair value of the hedges at June 30, 2002 was an asset of $3.5 million.

The $3.5 million gain recorded in accumulated other comprehensive income will be reflected in income as the individual contracts mature, and the hedged item impacts earnings. As of June 30, 2002, the portion of the $3.5 million gain that would be reclassified into earnings as an increase in sales in the next 12 months is a gain of $2.5 million.

NOTE J: NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS 143 will have a material effect on its consolidated financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes FASB Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”); however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as “held for sale.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (“SFAS 4”). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on the Company’s financial statements.

NOTE K: CONTINGENCIES

General

There are pending or threatened against Goodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Goodrich believes that any liability that may finally be determined with respect to these matters should not have a material effect on the Company’s consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental

Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigations and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental specialists in consultation with outside environmental specialists, when necessary.

The Company is subject to various domestic and international environmental laws and regulations which may require that it investigate and remediate the affects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. Estimates of the Company’s liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified as a potentially responsible party are likely to have a material adverse effect on the Company’s financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations in a given period.

At June 30, 2002, the Company’s liabilities for environmental remediation obligations totaled $84.8 million, of which $9.9 million was included in current liabilities as Accrued Liabilities. Of the $84.8 million, $12.7 million is associated with ongoing operations and $72.1 million is associated with businesses previously disposed of or discontinued.

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

Tolo Litigation

In May 2000, the Company and its subsidiary Rohr, Inc. (“Rohr”), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. The Company and Rohr have appealed the judgment.

At the time of the purchase, the Company established a liability of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. The Company has not established a liability for the punitive damages award of $24 million, which was based on the plaintiff’s fraudulent concealment claim, for the reasons set forth below.

The Company and its legal counsel believe that there were numerous points of reversible error in the trial that make it more likely than not that the judgment will be reversed or vacated on appeal. First, the Company believes the plaintiffs’ fraud claim is legally deficient under California law and should be reversed. If the fraud claim is not reversed, defendants’ should, at a minimum, be granted a new trial on the fraudulent concealment claim because the trial court permitted plaintiffs to add this claim late in the trial but did not allow the Company to introduce evidence to defend against it. The Company also believes that the trial court made numerous prejudicial errors regarding the admission and exclusion of evidence relating to the fraud claims, which further supports the grant of a new trial. And finally, the Company believes that the trial court’s directed verdict on plaintiffs’ breach of contract claim should be set aside and a new trial granted because, among other things, there was sufficient evidence for the jury to find for the defendants on this claim.

Discontinued Operations

At the time of the EIP spin-off, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged exposure to asbestos–containing products sold by those subsidiaries. It is possible that asbestos-related claims associated with the businesses of Coltec and its subsidiaries might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of Coltec or its subsidiaries, even though the activities that led to those claims occurred at subsidiaries of Coltec and prior to the Company’s ownership of Coltec. Also, it is possible that a claim could be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

No such claims have been asserted against the Company to date. The Company believes that it would have substantial legal defenses against any such claims. Any such asbestos-related claims would require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and is unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec was solvent both before and after the dividend. If the Company is ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, the Company believes it would not have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims would not have a material adverse effect on the Company’s financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Guarantees

The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the $150 million of outstanding TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company from any costs and liabilities arising under or related to the TIDES after the spin-off.

In addition to its guarantee of the TIDES, the Company has an outstanding contingent liability for guaranteed debt and lease payments of $5.0 million and for letters of credit of $30.8 million at June 30, 2002.

Other

The Company and certain of its subsidiaries have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. These actions primarily relate to previously owned businesses (other than asbestos-related claims discussed above). The number of claims to date has not been significant and the Company has substantial insurance coverage available to it. As a result, the Company believes that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company’s financial condition or results of operations.

The Company and certain of its subsidiaries are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on its past experience, the Company believes that these categories of claims are not likely to have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s aerostructures business also re-engines 727 aircraft (the “Super 27 program”). The re-engining enables these aircraft to meet sound attenuation requirements as well as improve their fuel efficiency. The aerostructures business has entered into several collateralized financing arrangements to assist its customers and certain of these receivables had been sold to a financial institution with recourse. At June 30, 2002, the Company had $42.9 million of inventory on its balance sheet, as well as accounts and notes receivable of $68.3 million with respect to the Super 27 program. At June 30, 2002, $20.4 million of these notes receivable had been sold to a financial institution. The agreement relating to the sale contains recourse provisions. Due to a default by the primary obligor, the Company believes that the financial institution will require the Company to repurchase the note receivable in the third quarter of 2002. As a result, at June 30, 2002, the Company has recorded the note receivable (included in accounts receivable) on its balance sheet. Management believes that the recorded value of the note receivable is less than the fair value of the underlying collateral. Collection of this receivable, as well as the recovery of some portion of the Company’s investment in existing inventory balances, may be negatively affected should the overall deterioration in the commercial aerospace market continue or if the market for re-engined Super 27 program aircraft does not strengthen.

NOTE L: FINANCING ARRANGEMENTS

In May 2002, the Company issued $296.9 million aggregate principal amount of its 7 1/2% Notes due 2008 in exchange for a like principal amount of Coltec’s 7 1/2% Senior Notes due 2008. All $296.9 million of Coltec Senior Notes acquired by the Company in the exchange offer were sold to Coltec and thereafter cancelled. The remaining $3.1 million of outstanding Coltec Senior Notes remain outstanding as the obligation of Coltec, which is now a wholly-owned subsidiary of Enpro.

On June 18, 2002, the Company announced that it had entered into a definitive agreement to acquire TRW Inc.’s Aeronautical Systems businesses for $1.5 billion in cash. Under the terms of the agreement, the Company will acquire businesses with operations in commercial and military aerospace, including flight controls, cargo systems, engine control systems, power and utility systems, and missile actuation. The businesses will enhance Goodrich’s global operations with 54% of product sales in Europe and approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/Pacific countries.

The Company has entered into a 364-day credit facility with a syndicate of financial institutions that will provide up to $1.5 billion in bridge financing for the acquisition of TRW’s Aeronautical Systems business. It is anticipated that the bridge financing will be repaid using available cash, proceeds from long-term financing composed of a mix of debt and equity instruments and proceeds from asset sales over the next six to twelve months.

NOTE M: EVENT SUBSEQUENT TO JUNE 30, 2002

On August 11, 2002, US Airways announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2002, the Company had accounts receivable of approximately $1.6 million. In addition, as of June 30, 2002, the Company had approximately $3.4 million of unamortized sales incentives recorded as Other assets and a 50 percent-owned investee had unamortized sales incentives recorded of approximately $1.6 million. The ultimate realization of these assets is uncertain as a result of the actions taken by US Airways. Management will continue to assess these uncertainties as more information becomes available.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING STATEMENTS” FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.

AS DISCUSSED BELOW, THE COMPANY’S FORMER ENGINEERED INDUSTRIAL PRODUCTS AND PERFORMANCE MATERIALS SEGMENTS HAVE BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO THE COMPANY’S CONTINUING OPERATIONS.

OVERVIEW

Goodrich Corporation (the “Company” or “Goodrich”) is a leading worldwide supplier of aerospace components, systems and services serving the commercial, military, regional, business and general aviation markets. The Company’s business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world.

Due to the sale of the Performance Materials segment in 2001, as well as the spin-off of the Engineered Industrial Products segment in 2002, the Company has redefined its segments. Its operations are now classified into four reportable business segments: Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems, and Electronic Systems.

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

Landing Systems: Landing Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several divisions within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls.

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

Electronic Systems: Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris; engine, transmission and structural health; and aircraft motion control systems. The group’s products also include instruments and avionics, warning and detection systems, ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems and laser warning systems.

Outlook

Management believes that the second half of 2002 should be stronger than the first six months, as the expected airline recovery should result in increased aftermarket sales and as Goodrich continues to realize benefits from its restructuring activities. While most of the primary markets for the Company’s products are performing in line with prior expectations, current expectations are for weaker demand for the Company’s products in the General Aviation and Industrial Gas Turbine markets than was previously expected.

Goodrich continues to believe that the restructuring activities announced late last year will largely be completed by the end of 2002. Upon completion, it is expected that these actions will result in annual pre-tax savings in the range of $125 to $140 million, compared to the $125 million originally anticipated. Reductions in total headcount are now expected to be in the range of 2,700-2,800, approximately 15 percent above the 2,400 previously anticipated. As of the end of the second quarter, a reduction greater than 2,300 had already been completed. As a result of the greater headcount reductions and savings, restructuring costs are expected to be at the high end of the previously announced range of $210 - $230 million.

Spin-Off of Engineered Industrial Products Segment

On May 31, 2002, the Company completed the tax-free spin-off of its Engineered Industrial Products (“EIP”) segment. The spin-off was effected through a tax-free distribution to the Company’s shareholders of all of the capital stock of EnPro Industries, Inc. (“EnPro”), then a wholly-owned subsidiary of the Company. In the spin-off, the Company’s shareholders received one share of EnPro common stock for every five shares of common stock of the Company owned on the record date, May 28, 2002

At the time of the spin-off, EnPro’s only material asset was all of the capital stock and certain indebtedness of Coltec Industries Inc (“Coltec”). Coltec and its subsidiaries own substantially of the assets and liabilities of the EIP segment, including the associated asbestos liabilities and related insurance.

Prior to the spin-off, Coltec also owned and operated an aerospace business. Before completing the spin-off, Coltec’s aerospace business assumed all intercompany balances outstanding between Coltec and the Company and Coltec then transferred to the Company by way of a dividend, all of the assets, liabilities and operations of Coltec’s aerospace business, including these assumed balances. Following this transfer and prior to the spin-off, all of the capital stock of Coltec was contributed to EnPro, with the result that at the time of the spin-off Coltec was a wholly owned subsidiary of EnPro.

In connection with the spin-off, the Company and EnPro entered into a Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, and Employee Matters Agreement and an Indemnification Agreement, which will govern the relationship between the Company and EnPro after the spin-off and provide for the allocation of employee benefits, tax and other liabilities and obligations attributable to periods prior to the spin-off.

The spin-off was recorded as a dividend and resulted in a reduction in Shareholders’ Equity of $399.9 million representing the recorded value of net assets of the business distributed (including cash of $56.0 million). The Distribution Agreement provides for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed. At June 30, 2002, the Company had recorded an account receivable for $16.6 million from EnPro with respect to these adjustments; however, the final adjustment amount has not been determined. The difference, if any, between the final adjustment amount and the account receivable will be recorded as an adjustment to the dividend.

The $150 million of outstanding Coltec Capital Trust 5 1/4% convertible trust preferred securities (“TIDES”) that were reflected in liabilities of discontinued operations remain outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company form any costs and liabilities arising under or related to the TIDES after the spin-off.

Prior to the spin-off, Coltec acquired certain call options on Goodrich common stock in order to partially hedge its exposure to fluctuations in the market price of Goodrich stock resulting from the TIDES. These call options remain an asset of Coltec following the spin-off.

Acquisition of TRW’s Aeronautical Systems Businesses

On June 18, 2002, the Company announced that it had entered into a definitive agreement to acquire TRW Inc.’s Aeronautical Systems businesses for $1.5 billion in cash. Under the terms of the agreement, the Company will acquire businesses with operations in commercial and military aerospace, including flight controls, cargo systems, engine control systems, power and utility systems, and missile actuation. The businesses will enhance Goodrich’s global operations with 54% of product sales in Europe and approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/Pacific countries.

The Company has entered into a 364-day credit facility with a syndicate of financial institutions that will provide up to $1.5 billion in bridge financing for the acquisition. It is anticipated that the bridge financing will be repaid using available cash, proceeds from permanent financing composed of a mix of debt and equity instruments and proceeds from asset sales over the next six to twelve months.

The transaction is subject to approval by U.S. and European regulatory agencies. The Company has received early termination of the Hart-Scott-Rodino waiting period applicable to the acquisition, effective as of July 30, 2002. With respect to the review of the transaction in Europe, the Company filed its Form CO with the European Commission on July 23, 2002 formally initiating the review process. The Company expects the transaction to be completed before the end of 2002.

Change in Dividend Policy

On May 17, 2002, the Company announced that its Board of Directors had approved a change in the Company’s dividend policy to achieve a net income payout ratio that the Company believes is consistent with other leading aerospace companies. Specifically, the Company’s quarterly dividend was reduced to 20 cents per share from the previous level of 27.5 cents per share on its common stock, effective with the regular quarterly dividend payable July 1, 2002, to shareholders of record as of June 10, 2002.

RESULTS OF OPERATIONS

TOTAL COMPANY

SECOND QUARTER OF 2002 COMPARED WITH SECOND QUARTER OF 2001

	Three Months Ended
	June 30,

(Dollars in Millions)	2002	2001

Sales	$925.5	$1,072.1

Segment Operating Income	124.5	168.9
Corporate General and Administrative Costs	(15.3)	(15.3)
Merger-related and Consolidation Costs	(14.6)	(7.6)

Total Operating Income	94.6	146.0
Net Interest Expense	(10.0)	(20.4)
Other income (expense)-net	6.8	(7.5)
Income Tax Expense	(30.2)	(39.6)
Distribution on Trust Preferred Securities	(2.6)	(2.6)

Income from Continuing Operations	58.6	75.9
Income (loss) from Discontinued Operations	(12.7)	7.4

Net Income	$45.9	$83.3

Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

Merger-related and consolidation costs of $14.6 million and $7.6 million were recorded during the second quarter of 2002 and 2001, respectively (see further discussion in Note F of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur additional merger-related and consolidation costs during the remainder of 2002. The timing of these costs (accruable or period costs) is dependent on the nature of the costs. These charges will consist primarily of costs associated with the reorganization of operating facilities and for employee relocation and severance costs.

Interest expense-net decreased $10.4 million from $20.4 million in 2001 to $10.0 million during the second quarter of 2002. The decrease was primarily attributable to interest income on the PIK note, interest income on the F-14 claim settlement of $5.4 million, and lower interest expense. Improved cash flow from operations, lower capital expenditures and significantly lower interest rates reduced total interest expense.

Other income (expense)-net improved by $14.3 million from expense of $7.5 million in the second quarter of 2001 to income of $6.8 million in the second quarter of 2002. During the second quarter of 2002 the Company recorded gains from the sale of an intangible asset, including the resolution of certain prior claims, amounting to $11.8 million and a gain from the sale of a portion of an investment in a subsidiary of $2.4 million.

The Company’s estimated effective tax rate from continuing operations during the second quarter of 2002 was 33.0 percent. This compares to an estimated effective tax rate from continuing operations of 33.5 percent during the second quarter of 2001. The estimated effective tax rate in the second quarter of 2002 is consistent with the rate expected for all of 2002.

Income from discontinued operations decreased $20.1 million from income during the second quarter of 2001 of $7.4 million to a loss of $12.7 million during the 2002 second quarter. Sales declined from $166.9 million during the second quarter of 2001 to $122.6 million in the second quarter of 2002. The second quarter of 2002 contained only two months of EIP sales due to the spin-off, which occurred on May 31, 2002. Also, the decrease results from lower earnings from operations of the EIP segment that was discontinued in 2001 compared to the current quarter resulting, in part, from a $11.0 million pre-tax charge for a court ruling relating to an employee benefit matter of a previously discontinued business. Fees and expenses related to the spin-off of the segment recorded during the second quarter of 2002 also contributed to the loss.

FIRST SIX MONTHS OF 2002 AS COMPARED TO THE FIRST SIX MONTHS OF 2001

	Six Months Ended
	June 30,

(Dollars in Millions)	2002	2001

Sales	$1,846.7	$2,079.8

Segment Operating Income	251.0	323.6
Corporate General and Administrative Costs	(30.0)	(28.9)
Merger-related and Consolidation Costs	(22.1)	(13.4)

Total Operating Income	198.9	281.3
Net Interest Expense	(27.1)	(46.8)
Other income (expense)-net	(2.5)	(7.1)
Income Tax Expense	(55.9)	(76.1)
Distribution on Trust Preferred Securities	(5.2)	(5.2)

Income from Continuing Operations	108.2	146.1
Income (loss) from Discontinued Operations	(11.9)	109.5

Net Income	$96.3	$255.6

Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

Unallocated corporate general and administrative costs increased slightly by $1.1 million, from $28.9 million during the first six months of 2001 to $30.0 million during the first six months of 2002. The increase between periods was not related to any specific activity.

Merger-related and consolidation costs of $22.1 million and $13.4 million were recorded during the first six months of 2002 and 2001, respectively (see further discussion in Note F of the accompanying unaudited condensed consolidated financial statements). The Company expects to incur additional merger-related and consolidation costs during the remainder of 2002. The timing of these costs (accruable or period costs) is dependent on the nature of the costs. These charges will consist primarily of costs associated with the reorganization of operating facilities and employee relocation and severance costs.

Interest expense-net decreased $19.7 million from $46.8 million during the first six months of 2001 to $27.1 million during the first six months of 2002. Interest expense decreased approximately $12.5 million during the first six months of 2002 as compared to the same period last year. Interest expense declined as a result of improved cash flow from operations, reduced capital expenditures causing lower average borrowings, and a significant decline in interest rates in 2002 from 2001. Interest income increased approximately $7.2 million over the same period. The increase in interest income was due primarily to interest on the PIK note and interest income on the F-14 claim settlement of $5.4 million.

Other income (expense)-net decreased $4.6 million from $7.1 million during the first six months of 2001 to $2.5 million during the first six months of 2002. During the first six months of 2002 the Company recorded gains from the sale of an intangible asset, including the resolution of certain prior claims, amounting to $11.8 million and a gain from the sale of a portion of an investment in a subsidiary of $2.4 million. During the first six months of 2001, the Company recorded a gain from the sale of a portion of an investment in a subsidiary of $7.2 million.

The Company’s estimated effective tax rate from continuing operations during the first six months of 2002 was 33.0 percent. This compares to an estimated effective tax rate of 33.5 percent during the first six months of 2001. The estimated tax rate during the first six months of 2002 is consistent with the rate expected for all of 2002.

Income from discontinued operations decreased $121.4 million from income during the first six months of 2001 of $109.5 million to a loss of $11.9 million during the first six months of 2002. Sales declined from $523.5 million during the first six months of 2001, to $289.5 million during the first six months of 2002. The 2001 sales included two months of Performance Material sales of $187.0 million which did not recur in 2002. In addition, the first six months of 2002 include only five months of EIP sales due to the spin-off, which occurred on May 31, 2002. Also, the decrease results from lower earnings from operations of the EIP segment, discontinued in 2001, compared to the first six months of 2002 resulting, in part, to a $11.0 million pre-tax charge for a court ruling relating to an employee benefit matter of a previously discontinued business. Fees and expenses related to the spin-off recorded during the second quarter of 2002 also contributed to the loss. Also, discontinued operations for the first six months of 2001 include the operations of the Performance Materials segment for two months and the gain on sale of that segment of $93.5 million.

BUSINESS SEGMENT PERFORMANCE

SEGMENT ANALYSIS

The Company’s operations are classified into four reportable business segments: Aerostructures and Aviation Technical Services; Landing Systems; Engine and Safety Systems; and Electronic Systems.

An expanded analysis of sales and operating income by business segment follows.

In the following tables, segment operating income, as recorded, is total segment revenue reduced by operating expenses directly identifiable with that business segment. Segment operating income, as adjusted, is total segment revenue reduced by operating expenses directly identifiable with that business segment, except for merger-related and consolidation costs which are presented separately (see further discussion of merger-related and consolidation costs in Note C and Note F, respectively, of the accompanying unaudited condensed consolidated financial statements).

SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

(Dollars in millions)
	Three Months Ended
	June 30,

				% of Sales

	2002	2001	% Change	2002	2001

SALES:
Aerostructures and Aviation Technical Services	$313.1	$400.2	(21.8)
Landing Systems	253.9	280.1	(9.4)
Engine and Safety Systems	165.3	202.3	(18.3)
Electronic Systems	193.2	189.5	2.0

Total Sales	$925.5	$1,072.1	(13.7)

SEGMENT OPERATING INCOME, as recorded:
Aerostructures and Aviation Technical Services	$44.3	$63.2	(29.9)	14.1	15.8
Landing Systems	19.7	30.9	(36.2)	7.8	11.0
Engine and Safety Systems	15.6	39.1	(60.1)	9.4	19.3
Electronic Systems	30.3	30.1	0.7	15.7	15.9

Segment Operating Income	$109.9	$163.3	(32.7)	11.9	15.2

SEGMENT OPERATING INCOME, as adjusted:
Aerostructures and Aviation Technical Services	$48.4	$63.9	(24.3)	15.5	16.0
Landing Systems	19.9	33.5	(40.6)	7.8	12.0
Engine and Safety Systems	24.0	39.1	(38.6)	14.5	19.3
Electronic Systems	32.2	32.4	(0.6)	16.7	17.1

Segment Operating Income	$124.5	$168.9	(26.3)	13.5	15.8

Aerostructures and Aviation Technical Services: Sales decreased $87.1 million, or 21.8 percent, from $400.2 million during the second quarter of 2002 to $313.1 million during the second quarter of 2001. The decrease was primarily due to a decline in OE sales coupled with a slight decline in overall aftermarket sales. There was also a slight decline in Aviation Technical Services sales (i.e. airframe maintenance and modification services, component overhauls, etc.). The decrease in Aerostructures OE sales was primarily driven by declines in the B757, B717 and the RB211-535 programs with Boeing and declines in the A340, V2500 and PW400 programs with Airbus resulting from the industry-wide reduction in aircraft deliveries. There was a slight increase in aftermarket spares; however, this was offset by declines in maintenance, repair and overhaul and re-engine sales.

Operating income as adjusted, decreased $15.5 million, or 24.3 percent, from $63.9 million during the second quarter of 2001 to $48.4 million during the second quarter of 2002. The decrease was primarily due to the decrease in sales noted above. In the second quarter of 2002, the Company wrote off $3.4 million of an account receivable relating to the F-14 claim settlement. Excluding this write-off, operating margins for the second quarter of 2002 were comparable to the second quarter of 2001.

Landing Systems: Sales decreased $26.2 million, or 9.4 percent, from $280.1 million during the second quarter of 2001 to $253.9 million during the second quarter of 2002. The decrease was primarily attributable to lower landing gear OE sales and lower wheels and brake commercial aftermarket sales compared to the same period a year ago. The reduced sales resulted from decreased demand for new aircraft original equipment as well as decreased airline utilization, lowering demand for landing systems original equipment and aftermarket wheel and brake replacements. Landing gear sales decreased primarily in the commercial market due to decreased sales of original equipment to Boeing, primarily on the B737 next generation aircraft and B777 programs. Wheels and brake sales were lower than the second quarter of 2001 due to reduced airline utilization in the commercial market, primarily on B727 and B737 classic programs. Aftermarket sales of military wheels and brakes increased slightly over the prior year period due to additional volume on the F16 program.

Operating income as adjusted, decreased $13.6 million, or 40.6 percent, from $33.5 million during the second quarter of 2001 to $19.9 million during the second quarter of 2002. The decrease in operating income was primarily due to the write-off of inventory, capitalized sales incentives and supplier termination costs of $16.6 million relating to the Fairchild Dornier 728 and 928 program. The operating income decline was partially offset by a June 2002 settlement with an insurance company on prior claims and coverage of $8.9 million. In addition, the reduction in sales as discussed above, further contributed to the overall decline in operating income.

Engine and Safety Systems: Sales decreased $37.0 million, or 18.3 percent, from $202.3 million during the second quarter of 2001 to $165.3 million during the second quarter of 2002. While almost all of the segment’s product lines experienced decreases in sales over the second quarter of last year, sharper declines in revenue resulted from decreases in shipments of aerospace aftermarket spares and lower demand in the industrial gas turbine and power generation market. The segment experienced increased volume in military aftermarket spares during the quarter partially offsetting the other business declines.

Operating income as adjusted, decreased $15.1 million, or 38.6 percent, from $39.1 million during the second quarter of 2001 to $24.0 million during the second quarter of 2002. The decrease was primarily attributable to the decrease in sales noted above. R&D expenses primarily related to continuing development of passenger restraint systems increased slightly during the quarter as compared to the same quarter of 2001. With lower aftermarket sales the profitability mix caused a greater decline in operating income relative to the sales decline since aftermarket sales generally carry higher profit margins.

Electronic Systems: Sales increased $3.7 million, or 2.0 percent, from $189.5 million during the second quarter of 2001 to $193.2 million during the second quarter of 2002. Sales in the second quarter include $11.5 million related to an acquisition completed in September 2001. Excluding the effect of this acquisition, segment sales declined quarter over quarter by $7.8 million or 4.1 percent. The decrease in sales occurred in most of the businesses and most commercial and regional markets. The decreases were a result of lower aircraft manufacturing rates and a general slowdown of aftermarket demand. These decreases were somewhat offset by increased deliveries of sensors and fuel and utility systems to government customers. Sales increases also occurred in the optical systems business as a result of the start-up of new contracts.

Operating income as adjusted, decreased $0.2 million, or 0.6 percent, from $32.4 million during the second quarter of 2001 to $32.2 million during the second quarter of 2002. The acquisition referred to above was essentially breakeven in the second quarter of 2002 and, as a result, had no impact on quarter-over-quarter comparisons. The sales volume decreases discussed above also caused declines in operating income. These declines were nearly offset by increased profitability on the optical systems sales increases resulting in operating income for the quarter declining only slightly compared to the same quarter last year.

FIRST SIX MONTHS OF 2002 COMPARED WITH FIRST SIX MONTHS OF 2001

(Dollars in millions)
	Six Months Ended
	June 30,

				% of Sales

	2002	2001	% Change	2002	2001

SALES:
Aerostructures and Aviation Technical Services	$620.3	$754.0	(17.7)
Landing Systems	516.7	569.7	(9.3)
Engine and Safety Systems	327.3	386.2	(15.3)
Electronic Systems	382.4	369.9	3.4

Total Sales	$1,846.7	$2,079.8	(11.2)

SEGMENT OPERATING INCOME, as recorded:
Aerostructures and Aviation Technical Services	$92.0	$115.7	(20.5)	14.8	15.3
Landing Systems	50.5	67.0	(24.6)	9.8	11.8
Engine and Safety Systems	30.4	68.3	(55.5)	9.3	17.7
Electronic Systems	56.3	61.6	(8.6)	14.7	16.7

Segment Operating Income	$229.2	$312.6	(26.7)	12.4	15.0

SEGMENT OPERATING INCOME, as adjusted:
Aerostructures and Aviation Technical Services	$97.7	$116.4	(16.1)	15.8	15.4
Landing Systems	52.3	74.3	(29.6)	10.1	13.0
Engine and Safety Systems	40.7	69.0	(41.0)	12.4	17.9
Electronic Systems	60.3	63.9	(5.6)	15.8	17.3

Segment Operating Income	$251.0	$323.6	(22.4)	13.6	15.6

Aerostructures and Aviation Technical Services: Sales decreased $133.7 million, or 17.7 percent, from $754.0 million during the first six months of 2001 to $620.3 million during the first six months of 2002. The decrease in sales was primarily due to OE sales declines on most Boeing and Airbus programs. Aftermarket spares sales on in-production aircraft increased slightly year over year. Sales in the Aviation Technical Services business decreased slightly for the six months of 2002 compared to the same period of 2001.

Operating income as adjusted, decreased $18.7 million, or 16.1 percent, from $116.4 million during the first six months of 2001 to $97.7 million during the first six months of 2002. The decline in operating income is directly related to the decline in sales discussed above. In the second quarter of 2002, the Company wrote off $3.4 million of an account receivable relating to the F-14 claim settlement. Operating income for the Aviation Technical Services business for the six months of 2002 was at breakeven, down slightly from the 2001 levels.

Landing Systems: Sales decreased $53.0 million, or 9.3 percent, from $569.7 million during the first six months of 2001 to $516.7 million during the first six months of 2002. The decrease in sales was primarily attributable to the OE and aftermarket sales on the programs discussed in the three-month period ended in June. Sales in the landing gear service business also declined year over year, due to reduced aftermarket demand that occurred principally in the early part of 2002.

Operating income as adjusted, decreased $22.0 million, or 29.6 percent, from $74.3 million during the first six months of 2001 to $52.3 million during the first six months of 2002. The decrease was primarily due to the decrease in volume noted above, coupled with the Fairchild Dornier write-off as previously discussed. The operating income decline was partially offset by a June 2002 settlement with an insurance company on prior claims and coverage of $8.9 million.

Engine and Safety Systems: Sales decreased $58.9 million, or 15.3 percent, from $386.2 million during the first six months of 2001 to $327.3 million during the first six months of 2002. The segment experienced sales declines in most product lines, both in the OE and aftermarket. These sales declines were offset partially by increased sales of propulsion products and pump and engine controls for military applications.

Operating income as adjusted, decreased $28.3 million, or 41.0 percent, from $69.0 million during the first six months of 2001 to $40.7 million during the first six months of 2002. The decreases were attributable to the decreases in sales noted above. Higher R&D spending on development of the passenger restraint system added to the decrease in operating income. Lower aftermarket sales, principally in aircraft interior products and deicing systems contributed to a lower mix of profitability.

Electronic Systems: Sales increased $12.5 million, or 3.4 percent, from $369.9 million during the first six months of 2001 to $382.4 million during the first six months of 2002. Sales in the first six months of 2002 include $22.1 million related to an acquisition completed in September 2001. Excluding the effect of this acquisition, segment sales declined quarter over quarter by $9.6 million or 2.6 percent. The decrease in sales occurred in most of the businesses and most commercial and regional markets. The decreases were a result of lower aircraft manufacturing rates and a general slowdown of aftermarket demand. These decreases were somewhat offset by increased deliveries of sensors and fuel and utility systems to government customers. Sales increases also occurred in the optical systems business as a result of the start-up of new contracts.

Operating income as adjusted, decreased $3.6 million, or 5.6 percent, from $63.9 million during the first six months of 2001 to $60.3 million during the first six months of 2002. Excluding the effect of the acquisition referred to above, operating income decreased $4.5 million or 7.1 percent. The sales volume decreases discussed above coupled with volume declines in avionics product demand, also caused declines in operating income. These declines were significantly offset by increased profitability on the optical systems sales increases. Declines in aftermarket sales in the various product lines had the effect of slightly reducing margins.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of internally generated funds and financing arrangements. The Company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans.

Financing for the Acquisition of TRW’s Aeronautical Systems Business

The Company has entered into a 364-day credit facility with a syndicate of financial institutions that will provide up to $1.5 billion in bridge financing for the acquisition. It is anticipated that the bridge financing will be repaid using available cash, proceeds from long-term financing composed of a mix of debt and equity instruments and proceeds from asset sales over the next six to twelve months. The credit facility provides for mandatory prepayment of the loan from the proceeds of certain dispositions, equity issuances or debt incurrences.

Borrowing under the credit facility is conditioned upon concurrent closing of the acquisition and compliance with financial and other covenants set forth in the related agreements, including covenants relating to leverage (measured as the ratio of debt to adjusted earnings) and consolidated net worth. The Company is currently in compliance with all such covenants. The credit facility does not contain any rating downgrade triggers that would accelerate the maturity of the Company’s indebtedness thereunder. However, a ratings downgrade would result in an increase in the interest rate and fees payable under the credit facility

Credit Facilities

In December 2001, the Company executed $750 million in new committed global syndicated revolving credit agreements. These credit agreements replaced the $600 million of committed domestic revolving credit agreements and the $80 million committed multi-currency revolving credit facility. The international bank group providing credit under the new agreements is substantially the same group that provided credit under the previous agreements. The new credit facilities consist of a $425 million three-year agreement expiring in December 2004 and a $325 million 364-day agreement expiring in December 2002. Management intends to renew the $325 million credit facility prior to its annual renewal date. At June 30, 2002, $520 million was unused and available under these committed revolving credit facilities.

The Company had committed foreign lines of credit and overdraft facilities at June 30, 2002 of $13 million, all of which was available at that date.

The Company also maintains $110 million of uncommitted domestic money market facilities with various banks to meet short-term borrowing requirements. As of June 30, 2002, $110 million of these facilities was unused and available. These uncommitted credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facilities and with various cash management, trust and other services. As a result of these established relationships, the Company believes that its uncommitted facilities are a highly reliable and cost-effective source of liquidity.

Continued borrowing under the Company’s committed credit facilities is conditioned upon compliance with financial and other covenants set forth in the related agreements including covenants relating to leverage (measured as a ratio of debt to adjusted earnings) and consolidated net worth. The Company is currently in compliance with all such covenants. The Company’s revolving credit facilities do not contain any rating downgrade triggers that would accelerate the maturity of the Company’s indebtedness thereunder. However, a ratings downgrade would result in an increase in the interest rate and fees payable under the Company’s syndicated revolving credit facilities. Such a downgrade also could adversely affect the Company’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such new facilities.

Long-Term Financing

At June 30, 2002, the Company had long-term debt of $1,310.3 million, with maturities ranging from 2003 to 2046. Reflected as current maturities of long-term debt at June 30, 2002 was $4.2 million of miscellaneous debt maturing throughout 2002.

The Company had the ability to issue up to $500 million of debt securities, series preferred stock and common stock under its existing shelf registration statement at June 30, 2002. Any issuance of securities pursuant to the shelf registration statement is expected to be used for general corporate purposes.

In May 2002, the Company issued $296.9 million aggregate principal amount of its 7 1/2% Notes due 2008 in exchange for a like principal amount of Coltec’s 7 1/2% Senior Notes due 2008. All $296.9 million of the Coltec Senior Notes acquired by the Company in the exchange offer were sold to Coltec and thereafter cancelled. The remaining $3.1 million of outstanding Coltec Senior Notes remain outstanding as the obligation of Coltec, which is now a wholly-owned subsidiary of EnPro.

Quips

At June 30, 2002, there was outstanding $125.2 million of 8.3 percent Cumulative Quarterly Income Preferred Securities, Series A (“QUIPS”) issued by BFGoodrich Capital, a Delaware business trust all of the common equity of which is owned by the Company (the “Trust”). The QUIPS are supported by 8.3 percent Junior Subordinated Debentures, Series A, due 2025 (“QUIPS Debentures”) issued by the Company. The Company has unconditionally guaranteed all distributions required to be made by the Trust, but only to the extent the Trust has funds legally available for such distributions.

Tides

The TIDES that were reflected in liabilities of discontinued operations remain outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich an EnPro common stock until April 15, 2028. The Company has guaranteed amounts owed by Coltec Capital Trust with respect the TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible debentures. Enpro, Coltec and Coltec Capital Trust have agreed to indemnify the Company from any costs and liabilities arising under or related to the TIDES after the spin-off.

Off-Balance Sheet Arrangements

At June 30, 2002, the Company had in place a trade receivables securitization program pursuant to which it may sell trade receivables up to a maximum of $110 million. Accounts receivable sold under this program were $64.9 million at June 30, 2002.

Continued availability of the securitization program is conditioned upon compliance with financial and other covenants set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization agreement also includes a rating downgrade trigger pursuant to which the agreement may be terminated upon a rating downgrade of the Company. If such an event were to occur, the Company expects that it would have sufficient capital resources through its existing revolving credit facilities to meet its needs.

During 2000, the Company entered into an agreement to sell certain long-term receivables. This agreement contains recourse provisions under which the Company may be required to repurchase receivables. At June 30, 2002, approximately $20.4 million of these notes receivable remained outstanding under the agreement. Due to a default under the note by the primary obligor, the Company believes that the financial institution will require the Company to repurchase the note in the third quarter of 2002. As a result, at June 30, 2002, the Company has recorded the note (included in accounts receivable) on its balance sheet. Management believes that the recorded value of the note is less than the fair value of the underlying collateral.

The Company also has tax advantaged operating leases and standard operating leases covering corporate aircraft and certain equipment. The terms of these arrangements have remained unchanged since December 31, 2001.

CASH FLOWS

The following table summarizes our cash flow activities for the periods indicated:

(Dollars in millions)	Six Months Ended
	June 30,

	2002	2001	Change

Cash flows from:
Operating activities of continuing operations	$163.1	$53.6	$109.5
Investing activities of continuing operations	$(21.7)	$(88.1)	$66.4
Financing activities of continuing operations	$53.8	$(745.0)	$798.8
Discontinued operations	$(134.5)	$993.6	($1,128.1)

Cash flow from operating activities of continuing operations increased $109.5 million from $53.6 million during the first six months of 2001 to $163.1 million during the first six months of 2002, primarily as a result of a reduction of accounts receivable (net of receivables sold) of $12.5 million as compared to an increase in accounts receivable (net of receivables sold) of $64.4 million during the same period in the prior year. Cash used in investing activities of continuing operations improved by $66.4 million between periods mainly due to 2001 expansion of the Company’s carbon producing capabilities and a large ERP project at the Company’s aerostructures operations that was substantially completed in 2001. The significant decrease in cash used in financing activities between periods was primarily attributable to the repayment of all outstanding short-term indebtedness with the proceeds from the Performance Materials sale.

Cash used by discontinued operations of $134.5 million during the first six months of 2002, includes approximately $56.0 million of cash included in the net assets of the business distributed to shareholders, approximately $47.0 million paid (net of insurance receipts) for asbestos-related matters and approximately $15.6 million relating to capital expenditures and debt repayments. Cash provided by discontinued operations during the first six months of 2001 of $993.6 million includes approximately $960 million attributable to the sale of the Performance Materials business in February 2001.

The Company expects to have adequate cash flow from operations and has the credit facilities (described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) to satisfy its operating requirements and capital spending programs. As discussed above, the Company expects to fund its acquisition of TRW’s Aeronautical Systems businesses through short-term borrowings, which are expected to be repaid using available cash, the proceeds from long-term financing composed of a mix of debt and equity instruments and proceeds from asset sales over the next six to twelve months.

The Company’s net debt-to-capitalization ratio (net of cash and cash equivalents) was 54.4 percent at June 30, 2002 as compared to 47.2 percent at December 31, 2001. For purposes of this ratio, the trust preferred securities are treated as capital.

CONTINGENCIES

General

There are pending or threatened against Goodrich or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Goodrich believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental

Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigations and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental specialists in consultation with outside environmental specialists, when necessary.

The Company is subject to various domestic and international environmental laws and regulations which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws. Estimates of the Company’s liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified as a potentially responsible party are likely to have a material adverse effect on the Company’s financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations in a given period.

At June 30, 2002, the Company’s liabilities for environmental remediation obligations totaled $84.8 million, of which $9.9 million was included in current liabilities as Accrued Liabilities. Of the $84.8 million, $12.7 million is associated with ongoing operations and $72.1 million is associated with businesses previously disposed of or discontinued.

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

Tolo Litigation

In May 2000, the Company and its subsidiary Rohr, Inc. (“Rohr”), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and was also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. The Company and Rohr have appealed the judgment.

At the time of the purchase, the Company established a liability of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. The Company has not established a liability for the punitive damages award of $24 million, which was based on the plaintiff’s fraudulent concealment claim, for the reasons set forth below.

The Company and its legal counsel believe that there were numerous points of reversible error in the trial that make it more likely than not that the judgment will be reversed or vacated on appeal. First, the Company believes the plaintiffs’ fraud claim is legally deficient under California law and should be reversed. If the fraud claim is not reversed, defendants’ should, at a minimum, be granted a new trial on the fraudulent concealment claim because the trial court permitted plaintiffs to add this claim late in the trial but did not allow the Company to introduce evidence to defend against it. The Company also believes that the trial court made numerous prejudicial errors regarding the admission and exclusion of evidence relating to the fraud claims, which further supports the grant of a new trial. And finally, the Company believes that the trial court’s directed verdict on plaintiffs’ breach of contract claim should be set aside and a new trial granted because, among other things, there was sufficient evidence for the jury to find for the defendants on this claim.

Discontinued Operations

At the time of the EIP spin-off, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of Coltec or its subsidiaries, even though the activities that led to those claims occurred at subsidiaries of Coltec prior to the Company’s ownership of Coltec. Also, it is possible that a claim could be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

No such claims have been asserted against the Company to date. The Company believes that it would have substantial legal defenses against any such claims. Any such asbestos-related claims would require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and is unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec was solvent both before and after the dividend. If the Company is ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, the Company believes it would not have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims would not have a material adverse effect on the Company’s financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Other

The Company and certain of its subsidiaries have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. These actions primarily relate to previously owned businesses. The number of claims to date has not been significant and the Company has substantial insurance coverage available to it. As a result, the Company believes that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company’s financial condition or results of operations.

Guarantees

The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the $150 million of outstanding TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remain outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company from any costs and liabilities arising under or related to the TIDES after the spin-off.

In addition to its guarantee of the TIDES, the Company has an outstanding contingent liability for guaranteed debt and lease payments of $5.0 million and for letters of credit of $30.8 million at June 30, 2002.

Certain Aerospace Contracts

The Company’s aerostructures business has a contract with Boeing on the B717-200 program that is subject to certain risks and uncertainties. Based on revisions to Boeing’s production rate and delivery schedule announced by Boeing at the end of 2001, the Company reevaluated its estimated costs to complete the B717-200 contract, its learning curve assumptions as well as the number of aircraft expected to be delivered. As a result of this analysis, the Company recorded a charge of $76.5 million during the fourth quarter of 2001. This charge eliminated the remaining balance of excess-over-average inventory costs yet to be recognized and reduced pre-production inventory balances to $32.9 million as of June 30, 2002. The Company will continue to record no margin on this contract based on its revised assumptions.

The Company’s aerostructures business also re-engines 727 aircraft (the “Super 27 program”). The re-engining enables these aircraft to meet sound attenuation requirements as well as improve their fuel efficiency. The aerostructures business has entered into several collateralized financing arrangements to assist its customers and certain receivables had been sold to a financial institution with recourse. At June 30, 2002, the Company had $42.9 million inventory and $68.3 million of receivables on its balance sheet relating to the Super 27 program. The recovery of some portion of the Company’s investment in existing inventory balances, may be negatively affected should the overall deterioration in the commercial aerospace market continue or if the market for re-engined Super 27 aircraft does not strengthen.

Goodwill

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted by the Company. Under the provisions of the standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. Based on those results, the Company believes that it is likely that goodwill relating to the Aviation Technical Services “reporting unit” (ATS) has been impaired. ATS is included in the Aerostructures and Aviation Technical Services business segment. The measurement of this potential goodwill impairment, as required by SFAS 142, is currently in process and is expected to be completed no later than the end of the third quarter of 2002. An impairment, if any, will not exceed $36.2 million (representing total goodwill of this reporting unit) and will be reported as a cumulative effect of an accounting change in the first quarter of 2002 and results of operations for that period will be restated accordingly.

Certain Airline Customers

On August 11, 2002, US Airways announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 2002, the Company had accounts receivable of approximately $1.6 million. In addition, as of June 30, 2002, the Company had approximately $3.4 million of unamortized sales incentives recorded as Other assets and a 50 percent-owned investee had unamortizsed sales incentives recorded of approximately $1.6 million. The ultimate realization of these assets is uncertain as a result of the actions taken by US Airways. Management will continue to assess these uncertainties as more information becomes available.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS 143 will have a material effect on its consolidated financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes FASB Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”); however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as “held for sale.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (“SFAS 4”). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Contract Accounting — Percentage of Completion

Revenue Recognition

The Company also has sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. The Company follows the guidelines of Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting), except that the Company’s contract accounting policies differ from the recommendations of SOP 81-1 in that revisions of estimated profits on contracts are included in earnings under the reallocation method rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized ratably over the remaining life of the contract, while under the cumulative catch-up method such impact would be recognized immediately. To the extent the Company were to make a significant acquisition that used the cumulative catch-up method to record revisions in estimated profits on contracts, it would be required to change its current method of accounting. Such a change would be recorded as a change in accounting principle and would most likely result in the restatement of prior periods in accordance with APB 20.

Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract, excluding that reported in prior periods, and is recognized evenly in the current and future periods as a uniform percentage of sales value on all remaining units to be delivered. Current revenue does not anticipate higher or lower future prices but includes units delivered at actual sales prices. Cost includes the estimated cost of the pre-production effort (primarily tooling and design), plus the estimated cost of manufacturing a specified number of production units. The specified number of production units used to establish the profit margin is predicated upon contractual terms adjusted for market forecasts and does not exceed the lesser of those quantities assumed in original contract pricing, or those quantities which the Company now expects to deliver in the timeframe/periods assumed in the original contract pricing. The Company’s policies only allow the estimated number of production units to be delivered to exceed the quantity assumed within the original contract pricing when the Company receives firm orders for additional units. The timeframe/period assumed in the original contract pricing is generally equal to the period specified in the contract. If the contract is a “life of program” contract, then such period is equal to the time period used in the original pricing model which generally equals the time period required to recover the Company’s pre-production costs. Option quantities are combined with prior orders when follow-on orders are released.

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

Inventory

Inventoried costs on long-term contracts include certain pre-production costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as “excess-over average”) during the early years of a contract.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY.

Certain statements made in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate” or “plan”, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially.

Important factors that could cause actual results to differ include, but are not limited to:

•	the extent to which the Company is successful in acquiring and integrating TRW’s Aeronautical Systems business;

•	global demand for aircraft spare parts and aftermarket services;

•	the impact of the terrorist attacks on September 11, 2001 and their aftermath;

•	the timing related to restoring consumer confidence in air travel;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	the extent to which the Company is able to achieve savings from its restructuring plans;

•	demand for and market acceptance of new and existing products, including potential cancellation of orders by commercial customers;

•	successful development of advanced technologies;

•	competitive product and pricing pressures;

•	the solvency of Coltec Industries, Inc. at the time of the EnPro spin-off and the ability of Coltec’s subsidiaries to satisfy their asbestos-related liabilities following the spin-off;

•	SFAS No. 142 goodwill impairment analysis;

•	the effect of current stock market conditions on pension plan assets, including 2002 year-end plan asset valuations, and the effect of those valuations on Shareholders’ Equity and 2003 plan contributions.

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where the Company competes, such as changes in currency exchange rates, inflation rates, recession and other external factors over which the Company has no control;

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts); and

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, that could impact its financial condition, results of operations and cash flows. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. The Company intends to use such derivative financial instruments as risk management tools and not for speculative investment purposes. The Company’s discussion of Market Risk in its 2001 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. The following provides a discussion of significant changes during 2002:

Foreign Currency Exposure

The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of the Company’s foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company’s objective is to minimize its exposure to these risks through its normal operating activities and, where appropriate, through foreign currency forward exchange contracts.

One of the Company’s subsidiaries conducts a substantial portion of its business in Euros but has significant sales contracts that are denominated in US dollars. In June 2002, the Company entered into 21 individual forward contracts to exchange US dollars for Euros. A contract will mature each month between April 2002 and December 2003. The forward contracts are used to mitigate the potential volatility to cash flow arising from changes in currency exchange rates.

At June 30, 2002, a hypothetical unfavorable change in exchange rates of 10 percent would decrease the value of these forward contracts by approximately $4 million.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, the Company has been notified that it is among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See Note K to the accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on April 16, 2002. As described in the 2002 Proxy Statement, the following actions were taken:

•	The twelve nominees for directors were elected.

•	The appointment of Ernst & Young LLP as independent auditors for the year 2002 was ratified.

The votes were as follows:

For Director:

	Number of	Number of
	Shares	Shares
	Voted For	Vote Withheld

David L. Burner	87,754,467	2,523,524
Diane C. Creel	87,955,038	2,322,953
George A. Davidson, Jr.	88,031,573	2,246,418
Harris E. DeLoach, Jr.	87,663,139	2,614,852
James J. Glasser	87,904,616	2,373,375
William R. Holland	87,421,266	2,856,725
Marshall O. Larsen	87,905,780	2,372,211
Douglas E. Olesen	87,677,027	2,600,964
Richard de J. Osborne	87,628,151	2,649,840
Alfred M. Rankin, Jr.	87,638,276	2,639,715
James R. Wilson	88,048,411	2,229,580
A. Thomas Young	87,678,655	2,599,336

For ratification of independent auditors:

85,857,518 shares voted for; 3,826,618 shares voted against; and 593,855 shares abstained from voting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	Exhibit 2(A)	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc.

	Exhibit 2(B)	Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc.

	Exhibit 3(A)	Restated Certificate of Incorporation of Goodrich Corporation and amendments thereto.

	Exhibit 3(B)	By-Laws of Goodrich Corporation.

	Exhibit 10(LL)	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc.

	Exhibit 10(MM)	Transition Services Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc.

	Exhibit 10(NN)	Employee Matters Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc.

	Exhibit 10(OO)	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust.

	Exhibit 10(PP)	Consulting Agreement dated as of March 1, 2002 among Goodrich Corporation, EnPro Industries, Inc. and William R. Holland (incorporated by reference to Exhibit 10.8 to EnPro Industries, Inc.’s Registration Statement on Form 10 (File No. 001-31225))

	Exhibit 10(QQ)	Form of Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees.

	Exhibit 10(RR)	364-Day Credit Agreement dated as of December 27, 2001 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.

	Exhibit 10(SS)	Three Year Credit Agreement dated as of December 27, 2001 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A. as paying agent for such lenders.

	Exhibit 10(TT)	364-Day Credit Agreement dated as of July 30, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.

(b)	Reports on Form 8-K.

The following Current Reports on Form 8-K were filed or furnished by the Company during the quarter ended June 30, 2002:

Current Report on Form 8-K furnished April 24, 2002 (Item 9) (relating to the announcement of the Company’s earnings for the three months ended March 31, 2002)

Current Report on Form 8-K filed May 3, 2002 (Item 5) (relating to the announcement of the Company’s earnings for the three months ended March 31, 2002)

Current Report on Form 8-K filed June 17, 2002 (Item 2) (relating to the completion of the spin-off of EnPro Industries, Inc.)

Current Report on Form 8-K furnished June 19, 2002 (Item 9) (relating to the announcement of the proposed acquisition of the TRW aeronautical systems business)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2002	Goodrich Corporation

/S/ULRICH SCHMIDT

Ulrich Schmidt
Executive Vice President and
Chief Financial Officer

/S/ROBERT D. KONEY, JR.

Robert D. Koney, Jr.
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 2(A)	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc.

Exhibit 2(B)	Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc.

Exhibit 3(A)	Restated Certificate of Incorporation of Goodrich Corporation and amendments thereto.

Exhibit 3(B)	By-Laws of Goodrich Corporation.

Exhibit 10(LL)	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc.

Exhibit 10(MM)	Transition Services Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc.

Exhibit 10(NN)	Employee Matters Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc.

Exhibit 10(OO)	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust.

Exhibit 10(PP)	Consulting Agreement dated as of March 1, 2002 among Goodrich Corporation, EnPro Industries, Inc. and William R. Holland (incorporated by reference to Exhibit 10.8 to EnPro Industries, Inc.’s Registration Statement on Form 10 (File No. 001-31225)).

Exhibit 10(QQ)	Form of Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees.

Exhibit 10(RR)	364-Day Credit Agreement dated as of December 27, 2001 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.

Exhibit 10(SS)	Three Year Credit Agreement dated as of December 27, 2001 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.

Exhibit 10(TT)	364-Day Credit Agreement dated as of July 30, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.