Form 10-Q
period 2002-09-30
GOODRICH CORP
filed 2002-11-05
CIK 42542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

Commission file number 1-892

Goodrich Corporation

(Exact Name of Registrant as Specified in its Charter)

New York	34-0252680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, N.C.	28217
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

704-423-7000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of September 30, 2002, there were 102,106,452 shares of common stock outstanding (excluding 14,018,598 shares held by wholly owned subsidiaries). There is only one class of common stock.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

GOODRICH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in millions, except per share amounts)
Sales	$882.1	$1,051.9	$2,728.8	$3,131.7
Operating Costs and Expenses:
Cost of sales	643.7	752.9	1,987.3	2,236.6
Selling and administrative expenses	130.5	144.4	412.6	445.8
Merger-related and consolidation costs	7.2	1.5	29.3	14.9

	781.4	898.8	2,429.2	2,697.3

Operating income	100.7	153.1	299.6	434.4
Interest expense	(23.7)	(24.6)	(69.9)	(83.3)
Interest income	6.8	7.0	25.9	18.9
Other income (expense) — net	(11.1)	(8.1)	(13.6)	(15.2)

Income before income taxes and Trust distributions	72.7	127.4	242.0	354.8
Income tax expense	(24.0)	(42.8)	(79.9)	(118.9)
Distributions on Trust Preferred Securities	(2.7)	(2.7)	(7.9)	(7.9)

Income from Continuing Operations	46.0	81.9	154.2	228.0
Income (Loss) from Discontinued Operations	—	6.1	(11.9)	115.6
Cumulative Effect of Change in Accounting	—	—	(36.1)	—

Net Income	$46.0	$88.0	$106.2	$343.6

Basic Earnings (Loss) per Share:
Continuing operations	$0.45	$0.79	$1.51	$2.20
Discontinued operations	—	0.06	(0.12)	1.12
Cumulative effect of change in accounting	—	—	(0.35)	—

Net Income	$0.45	$0.85	$1.04	$3.32

Diluted Earnings (Loss) per Share:
Continuing operations	$0.45	$0.76	$1.48	$2.12
Discontinued operations	—	0.07	(0.09)	1.12
Cumulative effect of change in accounting	—	—	(0.35)	—

Net Income	$0.45	$0.83	$1.04	$3.24

Cash dividends declared per common share	$0.20	$0.275	$0.675	$0.825

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2002	2001

	(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$346.3	$85.8
Accounts and notes receivable, less allowances for doubtful receivables (September 30, 2002, $29.7; December 31, 2001, $42.1)	511.3	570.4
Inventories	821.1	841.5
Deferred income taxes	99.2	112.9
Prepaid expenses and other assets	33.0	26.2
Assets of discontinued operations	—	873.9

Total Current Assets	1,810.9	2,510.7

Property, plant and equipment	918.5	955.5
Prepaid pension	230.7	238.7
Goodwill	696.0	747.3
Identifiable intangible assets	148.5	138.8
Payment-in-kind notes receivable, less discount ($21.9 at September 30, 2002; $22.2 at December 31, 2001)	180.8	168.4
Other assets	455.0	468.1

	$4,440.4	$5,227.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term bank debt	$284.0	$113.3
Accounts payable	274.4	396.6
Accrued expenses	486.4	523.6
Income taxes payable	232.9	119.2
Liabilities of discontinued operations	—	589.4
Current maturities of long-term debt and capital lease obligations	3.5	5.9

Total Current Liabilities	1,281.2	1,748.0

Long-term debt and capital lease obligations	1,326.5	1,307.2
Pension obligations	158.3	155.5
Postretirement benefits other than pensions	309.7	320.1
Deferred income taxes	15.0	13.9
Other non-current liabilities	203.3	196.4
Commitments and contingent liabilities	—	—
Mandatory redeemable preferred securities of trust	125.3	125.0
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 115,620,951 shares at September 30, 2002, and 115,144,771 shares at December 31, 2001 (excluding 14,018,598 shares held by wholly owned subsidiaries at each date)	578.1	575.7
Additional capital	895.2	973.5
Income retained in the business	47.8	333.7
Accumulated other comprehensive income	(85.4)	(110.1)
Unearned portion of restricted stock awards	(1.8)	(0.6)
Common stock held in treasury, at cost (13,514,499 shares at September 30, 2002, and 13,446,808 shares at December 31, 2001)	(412.8)	(410.8)

Total Shareholders’ Equity	1,021.1	1,361.4

	$4,440.4	$5,227.5

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in millions)
OPERATING ACTIVITIES
Income from continuing operations	$154.2	$228.0
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Merger-related and consolidation:
Expenses	29.3	14.9
Payments	(44.2)	(22.2)
Depreciation and amortization	120.4	129.3
Deferred income taxes	0.8	17.7
Net gains on sales of businesses	(2.5)	(7.2)
Payment-in-kind interest income	(17.4)	(12.3)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	88.9	(90.4)
Change in receivables sold, net	(21.9)	46.3
Inventories	19.8	(87.6)
Other current assets	0.5	(19.2)
Accounts payable	(109.7)	17.1
Accrued expenses	(4.0)	9.6
Income taxes payable	114.7	64.1
Tax benefit on non-qualified options	0.5	7.7
Other non-current assets and liabilities	26.8	(85.3)

Net cash provided by operating activities of continuing operations	356.2	210.5

INVESTING ACTIVITIES
Purchases of property	(56.5)	(134.6)
Proceeds from sale of property	5.9	0.7
Proceeds from sale of businesses	6.0	15.6
Proceeds from payment-in-kind note	4.8	—
Payments made in connection with acquisitions, net of cash acquired	(0.3)	(119.2)

Net cash used by investing activities of continuing operations	(40.1)	(237.5)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt	169.4	(576.1)
Proceeds from issuance of long-term debt	0.4	—
Repayment of long-term debt and capital lease obligations	—	(181.7)
Proceeds from issuance of capital stock	4.2	50.6
Purchases of treasury stock	(4.9)	(27.8)
Dividends	(76.5)	(85.1)
Distributions on Trust preferred securities	(7.9)	(13.8)

Net cash provided (used) by financing activities of continuing operations	84.7	(833.9)

DISCONTINUED OPERATIONS
Net cash (used) provided by discontinued operations	(141.1)	865.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.8	2.5

Net Increase in Cash and Cash Equivalents	260.5	6.8
Cash and Cash Equivalents at Beginning of Period	85.8	77.5

Cash and Cash Equivalents at End of Period	$346.3	$84.3

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A:     Basis of Interim Financial Statement Preparation

      The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us”, “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

      As discussed in Note H, our former Performance Materials and Engineered Industrial Products segments have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to our continuing operations.

Note B:     Inventories

      Inventories consist of:

	September 30,	December 31,
	2002	2001

	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$168.8	$172.0
In process	539.3	538.9
Raw materials and supplies	215.7	217.1

	923.8	928.0
Less:
Reserve to reduce certain inventories to LIFO	(42.4)	(42.2)
Progress payments and advances	(60.3)	(44.3)

Total	$821.1	$841.5

      The pre-production inventory balance on the Boeing 717-200 contract was $32.0 million as of September 30, 2002.

Note C:     Business Segment Information

      Our operations are classified into four reportable business segments: Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems, and Electronic Systems.

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

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Merger-related and consolidation costs are presented separately and are discussed in Note F of these unaudited condensed consolidated financial statements. The accounting policies of the reportable segments are the same as those for Goodrich consolidated. There are no significant inter-segment sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in millions)
Sales
Aerostructures and Aviation Technical Services	$269.4	$369.0	$889.7	$1,123.0
Landing Systems	255.7	293.1	772.4	862.8
Engine and Safety Systems	158.8	190.0	486.1	576.2
Electronic Systems	198.2	199.8	580.6	569.7

Total Sales	$882.1	$1,051.9	$2,728.8	$3,131.7

Segment Operating Income
Aerostructures and Aviation Technical Services	$22.4	$61.5	$120.1	$177.9
Landing Systems	38.9	40.9	91.2	115.2
Engine and Safety Systems	20.8	35.3	61.5	104.3
Electronic Systems	35.9	29.2	96.2	93.1

	118.0	166.9	369.0	490.5
Corporate General and Administrative Expenses	(10.1)	(12.3)	(40.1)	(41.2)
Merger-related and consolidation costs	(7.2)	(1.5)	(29.3)	(14.9)

Total Operating Income	$100.7	$153.1	$299.6	$434.4

Segment Merger-related and Consolidation Costs
Aerostructures and Aviation Technical Services	$1.5	$1.2	$7.2	$1.9
Landing Systems	—	—	1.8	7.2
Engine and Safety Systems	4.5	—	14.8	1.4
Electronic Systems	1.2	0.2	5.2	2.5

Total Segment Merger-related and Consolidation Costs	$7.2	$1.4	$29.0	$13.0

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	September 30,	December 31,
	2002	2001

Assets
Aerostructures and Aviation Technical Services	$1,170.7	$1,221.0
Landing Systems	907.4	949.0
Engine and Safety Systems	503.2	529.7
Electronic Systems	950.4	996.6
Assets of Discontinued Operations	—	873.9
Corporate	908.7	657.3

Total Assets	$4,440.4	$5,227.5

Note D:     Earnings Per Share

      The computation of basic and diluted earnings per share from continuing operations is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In millions, except per share amounts)
Numerator:
Numerator for basic earnings per share — income available to common shareholders	$46.0	$81.9	$154.2	$228.0
Denominator:
Denominator for basic earnings per share — weighted-average shares	102.1	103.9	102.0	103.5

Effect of dilutive securities:
Stock options, performance shares, restricted and employee stock purchase plan shares	0.3	0.3	0.6	1.1
Convertible preferred securities	—	2.9	1.6	2.9

Dilutive potential common shares	0.3	3.2	2.2	4.0

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	102.4	107.1	104.2	107.5

Earnings per share:
Basic	$0.45	$0.79	$1.51	$2.20

Diluted	$0.45	$0.76	$1.48	$2.12

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E:     Comprehensive Income

      Total comprehensive income consists of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in millions)
Net Income	$46.0	$88.0	$106.2	$343.6
Other Comprehensive Income —
Unrealized translation adjustments during period	(1.6)	(0.1)	21.9	(1.5)
Gain (loss) on cash flow hedge	(0.7)	—	2.8	—

Total Comprehensive Income	$43.7	$87.9	$130.9	$342.1

      Accumulated other comprehensive income consists of the following (dollars in millions):

	September 30,	December 31,
	2002	2001

Cumulative unrealized translation adjustments	$(35.5)	$(57.4)
Minimum pension liability adjustment	(52.7)	(52.7)
Accumulated gain on cash flow hedge	2.8	—

	$(85.4)	$(110.1)

      The minimum pension liability amounts above are net of deferred taxes of $26.8 million.

Note F:     Merger-Related and Consolidation Costs

      Through September 30, 2002, the Company recorded charges totaling $29.3 million. The charges were recorded across the Company’s segments as follows:

Nine Months Ended
September 30, 2002

(Dollars in millions)
Aerostructures and Aviation Technical Services	$7.2
Landing Systems	1.8
Engine and Safety Systems	14.8
Electronic Systems	5.2

Total Segment Charges	29.0
Corporate	0.3

$29.3

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Merger-related and consolidation reserves at December 31, 2001 and September 30, 2002, as well as activity during the nine months ended September 30, 2002, consisted of:

	(Dollars in millions)

	Balance			Balance
	December 31,			September 30,
	2001	Provision	Activity	2002

Personnel-related costs	$26.6	$23.9	$(34.8)	$15.7
Consolidation	18.6	5.4	(14.6)	9.4

	$45.2	$29.3	$(49.4)	$25.1

      The following is a description of key components of the $29.3 million provision for merger-related and consolidation costs in the first nine months of 2002:

      Aerostructures and Aviation Technical Services: The segment recorded $7.2 million in merger-related and consolidation costs, consisting of $5.9 million in personnel-related costs and $1.3 million in consolidation costs.

      The personnel-related charges were for employee severance and for voluntary termination benefits. During the nine-month period, a total of 1,113 employees were terminated. The consolidation costs related to machinery and equipment relocation costs incurred in connection with a facility consolidation or closure.

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

      The personnel-related charges are for employee severance and benefits. During the nine-month period, a total of 247 employees were terminated. Consolidation costs include asset impairment charges of $0.8 million to write down assets held for sale or disposal based on their estimated fair value and facility closure costs of $0.1 million for equipment relocation costs offset by the $0.6 million reserve reversal noted above.

      Engine and Safety Systems: The segment recorded $14.8 million in merger-related and consolidation costs, consisting of $11.8 million in personnel-related costs and $3.0 million in consolidation costs. Of the charge, $0.6 million represents non-cash asset impairment charges. The personnel-related charges are for employee severance and benefits. During the nine-month period, a total of 666 employees were terminated. Consolidation costs include $0.6 million in accelerated depreciation and facility closure costs of $2.4 million for machinery and equipment relocation and other facility closure costs.

      Electronic Systems: The segment recorded $5.2 million in merger-related and consolidation costs, consisting of $4.4 million in personnel related costs and $0.8 million in consolidation costs. Of the charge, $0.2 million represents a non-cash asset impairment charge.

      The personnel related charges are for employee severance and benefits. During the nine-month period, a total of 337 employees were terminated. Consolidation costs included $0.2 million in accelerated depreciation and $0.6 million in equipment relocation costs in connection with facility closure or consolidation.

      Corporate: Merger-related and consolidation costs of $0.3 million represented employee outplacement services and relocation costs.

      As of September 30, 2002, we expect a minimum of 250 employees to be terminated company-wide during the remainder of 2002.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger-Related and Consolidation Costs — Activity

      Of the $49.4 million in activity, $44.2 million represented cash payments, $1.6 million represented asset write-offs and $3.6 million represented a reclassification of a reserve to other non-current liabilities.

Note G:     Goodwill and Other Intangible Assets

      Effective July 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted. Under the provisions of the standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.

      During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. Based on those results, we determined that it was likely that goodwill relating to the Aviation Technical Services “reporting unit” (ATS) had been impaired. ATS is included in the Aerostructures and Aviation Technical Services business segment. During the third quarter of 2002, we completed our measurement of the goodwill impairment and recognized an impairment of $36.1 million (representing total goodwill of this reporting unit which was non-deductible for income tax purposes), which was reported as a cumulative effect of an accounting change in the first quarter of 2002. The results of operations have been restated accordingly.

      Income from continuing operations and basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amounts no longer being amortized, are as follows:

	Three Months
	Ended		Nine Months
	September 30,		Ended September 30,

	2002	2001	2002	2001

	(In millions, except per share amounts)
Reported Income from Continuing Operations	$46.0	$81.9	$154.2	$228.0
Adjustments:
Goodwill amortization	—	7.9	—	22.4
Income taxes	—	(1.3)	—	(4.1)

Adjusted Income from Continuing Operations	$46.0	$88.5	$154.2	$246.3

Basic earnings per share:
Reported	$0.45	$0.79	$1.51	$2.20
Adjusted	$0.45	$0.85	$1.51	$2.38
Diluted earnings per share:
Reported	$0.45	$0.76	$1.48	$2.12
Adjusted	$0.45	$0.83	$1.48	$2.29

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by segment are as follows:

		Business
	Balance	Combinations		Balance
	December 31,	Completed		September 30,
	2001	or Finalized	Other	2002

	(Dollars in millions)
Aerostructures and Aviation Technical Services	$56.7	$—	$(36.1)	$20.6
Landing Systems	67.9	—	(9.1)	58.8
Engine and Safety Systems	185.2	(0.4)	—	184.8
Electronic Systems	437.5	(5.7)	—	431.8

	$747.3	$(6.1)	$(45.2)	$696.0

      The $36.1 million reduction in goodwill in Aerostructures and Aviation Technical Services represents the cumulative effect of adoption of SFAS 142, which resulted in goodwill impairment in the ATS reporting unit.

      The $9.1 million reduction in goodwill in Landing Systems represented a reclassification of intellectual property rights to patents, trademarks and licenses upon the adoption of SFAS 142.

      The $5.7 million reduction in goodwill in Electronic Systems primarily represents the finalization of the purchase price allocation relating to the acquisition of the lighting systems business acquired in September, 2001. The adjustment consists of additional value of $6.1 million assigned to customer relationships and reclassified to identifiable intangible assets offset by an adjustment to the minority interest of that business which slightly increased goodwill. This decrease was offset by a $0.4 million increase associated with an adjustment to the purchase price of an acquisition due to an earn-out agreement.

      The $0.4 million reduction in goodwill in Engine and Safety Systems represents the elimination of an allowance that was established in the opening balance sheet against a receivable that was subsequently collected.

      Identifiable intangible assets as of September 30, 2002 are comprised of:

	Gross	Accumulated
	Amount	Amortization
(Dollars in Millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$155.3	$39.5
Customer relationships	33.2	2.9
Non-compete agreements	7.8	5.5
Other	2.0	1.9

	$198.3	$49.8

      There were no indefinite lived identifiable intangible assets as of September 30, 2002. Amortization of intangible assets for the nine months ended September 30, 2002 was $11.3 million. Amortization expense of these intangible assets for 2002 to 2006 is estimated to be approximately $16 million per year.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H:     Discontinued Operations

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

      The following summarizes the results of discontinued operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in millions)
Sales:
Performance Materials	$—	$—	$—	$187.0
Engineered Industrial Products	—	151.0	289.5	487.5

	$—	$151.0	$289.5	$674.5

Pretax income (loss) from operations:
Performance Materials	$—	$—	$—	$(3.6)
Engineered Industrial Products	—	12.9	(13.5)	48.2

	—	12.9	(13.5)	44.6
Income tax (expense) benefit	—	(4.9)	4.9	(16.6)
Distributions on Trust preferred securities	—	(1.9)	(3.3)	(5.9)
Gain on sale of Performance Materials (net of income tax expense of $54.9 million in 2001)	—	—	—	93.5

Income (loss) from discontinued operations	$—	$6.1	$(11.9)	$115.6

Performance Materials

      On February 28, 2001, we completed the sale of the Performance Materials segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in payment-in-kind securities (“PIK notes”) issued by the buyer. The transaction resulted in an after-tax gain of $93.5 million. Our former Performance Materials business now operates as an independent company known as Noveon International Inc. (“Noveon”). During the second quarter of 2002, we and Noveon resolved a dispute over the computation of a working capital adjustment. The resolution of this matter had no effect on the previously reported gain.

      In July 2002, we entered into an agreement with Noveon to amend certain provisions of the PIK notes held by us to give Noveon the option to prepay the securities at a discount greater than the original discount if they are prepaid on or before February 28, 2003. As a result of prepayments made in June and October 2002, Noveon has prepaid a total of $62.5 million of the outstanding principal of the PIK notes for $49.8 million in cash. Because these prepayments did not exceed the original discount recorded at the inception of the note, no gain or loss was required to be recognized. Should Noveon prepay the securities in full on or before February 28, 2003, the cash received could be less than the then recorded amount of the securities by approximately $4 million.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Engineered Industrial Products

      On May 31, 2002, we completed the tax-free spin-off of our Engineered Industrial Products (“EIP”) segment. The spin-off was effected through a tax-free distribution to our shareholders of all of the capital stock of EnPro Industries, Inc. (“EnPro”), then a wholly owned subsidiary of Goodrich. In the spin-off, our shareholders received one share of EnPro common stock for every five shares of our common stock owned on the record date, May 28, 2002.

      At the time of the spin-off, EnPro’s only material asset was all of the capital stock and certain indebtedness of Coltec Industries Inc (“Coltec”). Coltec and its subsidiaries own substantially all of the assets and liabilities of the EIP segment, including the associated asbestos liabilities and related insurance.

      Prior to the spin-off, Coltec also owned and operated an aerospace business. Before completing the spin-off, Coltec’s aerospace business assumed all intercompany balances outstanding between Coltec and Goodrich and Coltec then transferred to us by way of a dividend all of the assets, liabilities and operations of Coltec’s aerospace business, including these assumed balances. Following this transfer and prior to the spin-off, all of the capital stock of Coltec was contributed to EnPro, with the result that at the time of the spin-off Coltec was a wholly owned subsidiary of EnPro.

      In connection with the spin-off, we and EnPro entered into a Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, an Employee Matters Agreement and an Indemnification Agreement, which govern the relationship between us and EnPro after the spin-off and provide for the allocation of employee benefits, tax and other liabilities and obligations attributable to periods prior to the spin-off.

      The spin-off was recorded as a dividend and resulted in a reduction in Shareholders’ Equity of $399.9 million representing the recorded value of net assets of the business distributed (including cash of $56.0 million). The Distribution Agreement provides for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed. At September 30, 2002, we had recorded an account receivable for $16.6 million from EnPro with respect to these adjustments; however, the final adjustment amount has not been determined. The difference, if any, between the adjustment amount and the account receivable will be recorded as an adjustment to the dividend.

      Prior to the spin-off, $150 million of convertible trust preferred securities (“TIDES”) were outstanding as an obligation of Coltec Capital Trust and were reflected in liabilities of discontinued operations. The securities bear interest at a rate of 5 1/4% and are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. Prior to the spin-off, Coltec acquired certain call options for Goodrich common stock in order to partially hedge its exposure to fluctuations in the market price of Goodrich stock subsequent to the spin-off. The TIDES and the call options belong to EnPro (through its wholly-owned subsidiary Coltec) following the spin-off; however, certain payments with respect to the TIDES remain guaranteed by us.

Note I:     Financing Arrangements

      In May 2002, we issued $296.9 million aggregate principal amount of 7 1/2% Notes due 2008 in exchange for a like principal amount of Coltec’s 7 1/2% Senior Notes due 2008. All $296.9 million of Coltec Senior Notes acquired by us in the exchange offer were sold to Coltec and thereafter cancelled. The remaining $3.1 million of outstanding Coltec Senior Notes remain outstanding as the obligation of Coltec, which is now a wholly owned subsidiary of EnPro.

      We have entered into a 364-day credit facility with a syndicate of financial institutions that provided $1.5 billion in bridge financing for the acquisition of TRW’s Aeronautical Systems businesses (see Note N). This facility expires on July 29, 2003. We expect the bridge financing to be repaid using the net

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds from the proposed sale of approximately $200 million of our common stock, the net proceeds from the proposed sale of approximately $900 million principal amount of our senior notes and the net proceeds of approximately $400 million from the sale of non-core operating and non-operating assets. The credit facility provides for mandatory prepayment of the loan from the proceeds of certain dispositions, equity issuances or debt incurrences.

      During the third quarter of 2002, we renewed our $325 million 364-day syndicated revolving credit facility. In total, our syndicated revolving credit facilities now consist of a $425 million three-year agreement expiring in December 2004 and the new $325 million 364-day agreement expiring in September 2003. We intend to renew the $325 million 364-day credit facility prior to its expiration date. At September 30, 2002, $495 million was unused and available under these committed revolving credit facilities.

      Borrowing under the $1.5 billion 364-day credit facility and our syndicated revolving credit facilities is conditioned upon compliance with financial and other covenants set forth in the related agreements, including covenants relating to leverage (measured as the ratio of debt to adjusted earnings) and consolidated net worth. We currently are in compliance with all such covenants. These credit facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness thereunder. However, a ratings downgrade would result in an increase in the interest rate and fees payable under the credit facilities. Such a downgrade also could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such new facilities.

      In addition to the above, we had committed foreign lines of credit and overdraft facilities at September 30, 2002 of $7.8 million, all of which was available at that date.

      We also maintain $100 million of uncommitted domestic money market facilities with various banks to meet short-term borrowing requirements. As of September 30, 2002, $71 million of these facilities was unused and available. These uncommitted credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facilities and with various trust, foreign exchange and other services. As a result of these established relationships, we believe that our uncommitted facilities are a reliable and cost-effective source of liquidity.

      We have an effective shelf registration statement that would permit us to sell up to $2.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units. Net proceeds from the proposed sale of shares of common stock and the proposed issuance of senior notes will be used to repay a portion of the amounts outstanding under our $1.5 billion, 364-day credit facility. The net proceeds from any other securities issued pursuant to the shelf registration statement are expected to be used for general corporate purposes unless such proceeds are required to be applied to repayment of borrowings under our $1.5 billion, 364-day credit facility.

Note J:     Off-Balance Sheet Arrangements

     Lease Agreements

      We financed our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. These arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed us to lease up to a maximum of $95.0 million at September 30, 2002. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At September 30, 2002, future minimum lease payments under these arrangements approximated $59.6 million. We also have various other operating lease

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements whose future minimum lease payments approximated $106.2 million at September 30, 2002. For additional information, see Note I of our 2001 consolidated financial statements.

     Sale of Receivables

      At September 30, 2002, we had in place a trade receivables securitization program pursuant to which we may sell trade receivables up to a maximum of $110 million. Accounts receivable sold under this program were $75.4 million at September 30, 2002.

      Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We currently are in compliance with all such covenants. The securitization agreement includes a rating downgrade trigger pursuant to which the agreement may be terminated upon a downgrade of our debt ratings below BB- by Standard & Poor’s or Ba3 by Moody’s Investor Services. If such an event were to occur, we expect that we would have sufficient capital resources through our existing revolving credit facilities to meet our needs.

      During 2000, we entered into an agreement to sell certain long-term receivables. This agreement contained recourse provisions under which we were required to repurchase receivables in certain events. In August 2002, we repurchased $20.4 million of receivables as a result of a payment default by the primary obligor and terminated this agreement.

Note K:     Derivatives and Hedging Activities

     Cash Flow Hedge

      One of our subsidiaries conducts a substantial portion of its business in Euros but has significant sales contracts that are denominated in US dollars. In March 2002, we entered into 21 individual forward contracts to exchange US dollars for Euros. A contract will mature each month between April 2002 and December 2003. The forward contracts are used to mitigate the potential volatility to cash flow arising from changes in the currency exchange rates.

      The hedges are being accounted for as cash flow hedges. The derivatives are recorded at fair value with the offset reflected in accumulated other comprehensive income. The fair value of the hedges at September 30, 2002 was an asset of $2.8 million.

      The $2.8 million gain recorded in accumulated other comprehensive income will be reflected in income as the individual contracts mature, and the hedged item impacts earnings. As of September 30, 2002, the portion of the $2.8 million gain that would be reclassified into earnings as an increase in sales in the next 12 months is a gain of $2.4 million.

     Fair Value Hedge

      In September 2002, we terminated an interest rate swap which was accounted for as a fair value hedge of our fixed interest rate exposure on our $200 million principal amount of 6.60% Notes due 2009. At termination, we received $29.4 million, comprised of a $2.6 million receivable representing the amount owed on the interest rate swap from the previous settlement date and $26.8 million representing the fair value of the interest rate swap at the time of termination.

      The carrying amount of the $200 million of 6.60% Notes due 2009 has been increased by $26.8 million representing the change in fair value of the debt due to changes in interest rates for the period hedged. This amount will be amortized as a reduction to interest expense over the remaining term of the debt.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L:     New Accounting Standards

      In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently reviewing SFAS 143 and intend to implement it no later than January 1, 2003.

      In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes FASB Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”); however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as “held for sale.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on our consolidated financial condition or results of operations.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (“SFAS 4”). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

Note M:     Contingencies

General

      There are pending or threatened against us or subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a material effect on our consolidated financial position or results of operations. From time to time, we are also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental

      Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have recommended a remedy or have committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigations and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by us is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration our prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of our environmental specialists in consultation with outside environmental specialists, when necessary.

      We are subject to various domestic and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We are currently involved in the investigation and remediation of a number of sites under these laws. Estimates of our liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, we do not believe that future environmental costs in excess of those accrued with respect to sites with which we have been identified as a potentially responsible party are likely to have a material adverse effect on our financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations in a given period.

      At September 30, 2002, our liabilities for environmental remediation obligations totaled $84.0 million, of which $9.1 million was included in current liabilities as Accrued Liabilities. Of the $84.0 million, $12.3 million is associated with ongoing operations and $71.7 million is associated with businesses previously disposed of or discontinued.

      The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation of all sites with which we

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been identified in up to thirty years. This period includes operation and monitoring costs which are generally incurred over 15 to 25 years.

     Tolo Litigation

      In May 2000, we and our subsidiary Rohr, Inc. (“Rohr”), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that we and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that we were liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and were also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. We and Rohr have appealed the judgment.

      At the time of the purchase, we established a liability of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. We have not established a liability for the punitive damages award of $24 million, which was based on the plaintiff’s fraudulent concealment claim, for the reasons set forth below.

      We and our legal counsel believe that there were numerous points of reversible error in the trial that make it more likely than not that the judgment will be reversed or vacated on appeal. First, we believe the plaintiffs’ fraud claim is legally deficient under California law and should be reversed. If the fraud claim is not reversed, we should, at a minimum, be granted a new trial on the fraudulent concealment claim because the trial court permitted plaintiffs to add this claim late in the trial but did not allow us to introduce evidence to defend against it. We also believe that the trial court made numerous prejudicial errors regarding the admission and exclusion of evidence relating to the fraud claims, which further supports the grant of a new trial. And finally, we believe that the trial court’s directed verdict on plaintiffs’ breach of contract claim should be set aside and a new trial granted because, among other things, there was sufficient evidence for the jury to find for us on this claim.

     Asbestos

      We and certain of our subsidiaries have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. These actions primarily relate to previously owned businesses (other than asbestos-related claims of EIP discussed above). We believe that we have substantial insurance coverage available to us related to any remaining claims. As a result, we believe that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on our financial condition or results of operations.

      We and certain of our subsidiaries are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on our past experience, we believe that these categories of claims are not likely to have a material adverse effect on our financial condition or results of operations.

     Discontinued Operations

      At the time of the EIP spin-off, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged exposure to asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim could be asserted against us that Coltec’s dividend of its aerospace business to us

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

      No such claims have been asserted against us to date. We believe that we would have substantial legal defenses against any such claims. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. Any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. We believe any such claims would be without merit and that Coltec was solvent both before and after the dividend. If we are ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, we believe it would not have a material adverse effect on our financial condition, but could have a material adverse effect on our results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on our financial condition, results of operations and cash flows.

     Guarantees

      We have guaranteed amounts owed by Coltec Capital Trust with respect to the $150 million of outstanding TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and our guarantee with respect to the TIDES remains an obligation of ours. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us from any costs and liabilities arising under or related to the TIDES after the spin-off.

      In addition to our guarantee of the TIDES, we have an outstanding contingent liability for guaranteed debt and lease payments of $4.6 million and for letters of credit of $30.6 million at September 30, 2002.

     US Airways

      On August 11, 2002, US Airways announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2002, we had accounts receivable from US Airways of approximately $2.6 million against which a valuation reserve of $1.9 million has been recorded in the third quarter of 2002. In addition, as of September 30, 2002, we had approximately $3.4 million of unamortized sales incentives recorded as Other Assets and a 50 percent-owned investee had unamortized sales incentives recorded of approximately $1.6 million. We continue to provide US Airways components under post-bankruptcy protection and to assess the realization of the above pre-bankruptcy assets as more information becomes available.

     Certain Aerospace Contracts

      Our Aerostructures business also re-engines 727 aircraft (the “Super 27 program”). The re-engining enables these aircraft to meet sound attenuation requirements as well as improve their fuel efficiency. At September 30, 2002, we had $45.2 million of inventory on our balance sheet, as well as accounts and notes receivable of $61.8 million with respect to the Super 27 program. At June 30, 2002, $20.4 million of these notes receivable had been sold to a financial institution. The agreement relating to the sale contained recourse provisions. Due to a default by the primary obligor, we repurchased the notes receivable in August 2002 and the agreement was terminated. We believe that the recorded value of the notes receivable is less than the fair value of the underlying collateral. Collection of this receivable, as well as

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the recovery of some portion of our investment in existing inventory balances, may be negatively affected should the overall deterioration in the commercial aerospace market continue or if the market for re-engined Super 27 program aircraft does not strengthen. Because of these conditions, we will continue to assess the value of these assets and their ultimate recovery.

      Our Aerostructures business has a contract with Boeing on the B717-200 program that is subject to certain risks and uncertainties. Recovery of pre-production inventory balances of $32.0 million as of September 30, 2002 is subject to Boeing’s future production rate and delivery schedule as well as our future cost structure and learning curve assumptions.

Note N:     Event Subsequent to September 30, 2002

      On October 1, 2002, we completed our acquisition of TRW Inc.’s Aeronautical Systems businesses for approximately $1.5 billion in cash. The acquisition included the purchase of substantially all of the Aeronautical Systems businesses assets and the assumption of certain liabilities as defined in the Master Agreement of Purchase and Sale. The acquisition will be accounted for using the purchase method in accordance with Financial Accounting Standard No. 141 “Business Combinations.” The acquired businesses design and manufacture commercial and military aerospace systems and equipment, including engine controls, flight controls, power systems, cargo systems, hoists and winches and actuation systems. The businesses will enhance our global operations with approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/ Pacific countries. The acquired businesses will expand the number of products, systems and services that we can deliver to aircraft manufacturers and operators. Because the businesses have previously been operated as one business segment, we will continue to report the results of operations as a separate business segment until our integration plan is completed in 2003. The accompanying condensed consolidated financial statements do not include assets, liabilities or operations related to these businesses as the acquisition was not completed until after September 30, 2002.

      The purchase price payable by us to TRW Inc. for the acquisition of the Aeronautical Systems businesses is subject to potential upward or downward adjustment after the closing based on the difference between the net assets of the businesses on October 1, 2002 and the net assets of the businesses on May 31, 2002, both calculated in the manner set forth in the Master Agreement of Purchase and Sale. The purchase price will also be adjusted based on the funding status of certain pension plans and other employee benefit arrangements.

      The allocation of the purchase price will be performed based on the assignment of fair values to assets acquired and liabilities assumed. Fair values will be based, in part, on appraisals of certain fixed assets and intangible assets. We believe that the fair values to be assigned to identifiable intangible assets, including those that have definite lives, may be significant.

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

Overview

      We are one of the largest worldwide suppliers of aerospace components, systems and services to the large commercial, regional, business and general aviation markets. We are also a leading supplier of aircraft and satellite systems products to the global military and space markets. Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world.

      Due to the sale of our Performance Materials segment in 2001, as well as the spin-off of our Engineered Industrial Products segment in 2002, we have redefined our segments. Our operations are now classified into four reportable business segments: Aerostructures and Aviation Technical Services, Landing Systems, Engine and Safety Systems, and Electronic Systems.

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

2002 Third Quarter and Year-To-Date Results

      The following table summarizes the Company’s results of operations for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,

		2002(A)		2001(B)
	2002	Adjusted	2001	Adjusted

	(In millions, except per share data)
Sales	$882.1	$882.1	$1,051.9	$1,051.9

Segment Operating Income	$110.8	$118.0	$165.5	$166.9

Income from Continuing Operations	$46.0	$50.9	$81.9	$83.0
Income (Loss) from Discontinued Operations	—	—	6.1	—

Net Income	$46.0	$50.9	$88.0	$83.0

Diluted EPS	$0.45	$0.50	$0.83	$0.77

Net Cash Provided by Operating Activities	$193.1		$156.9

Free Cash Flow(E)	$184.6		$114.1

	Nine Months Ended September 30,

		2002(C)		2001(D)
	2002	Adjusted	2001	Adjusted

	(In millions, except per share data)
Sales	$2,728.8	$2,728.8	$3,131.7	$3,131.7

Segment Operating Income	$340.0	$369.0	$477.5	$490.5

Income from Continuing Operations	$154.2	$172.3	$228.0	$233.2
Income (Loss) from Discontinued Operations	(11.9)	—	115.6	—
Cumulative Effect of Change in Accounting	(36.1)	—	—	—

Net Income	$106.2	$172.3	$343.6	$233.2

Diluted EPS	$1.04	$1.65	$3.24	$2.17

Net Cash Provided by Operating Activities	$356.2		$210.5

Free Cash Flow(E)	$343.9		$98.1

(A)	Results exclude the effect of a $7.2 million charge ($4.9 million after-tax), or $0.05 a diluted share for merger-related and consolidation costs.

(B)	Results exclude the effect of a $1.5 million charge ($1.1 million after-tax), or $0.01 a diluted share for merger-related and consolidation costs. Results also exclude the after-tax effect of income from discontinued operations ($6.1 million, or $0.07 a diluted share).

(C)	Results exclude the effect of a $29.3 million charge ($19.7 million after-tax), or $0.19 a diluted share for merger-related and consolidation costs and a $2.4 million pre-tax gain ($1.6 million after-tax), or $0.02 a diluted share in other income (expense) from the sale of a portion of the Company’s interest in a business. Results also exclude the after-tax effect of loss from discontinued operations ($11.9 million, or $0.09 a diluted share) and the cumulative effect of change in accounting ($36.1 million, or $0.35 a diluted share).

(D)	Results exclude the effect of a $14.9 million charge ($9.9 million after-tax), or $0.09 a diluted share for merger-related and consolidation costs and a $7.2 million pre-tax gain ($4.7 million after-tax), or $0.04 a diluted share in other income (expense) from the sale of a portion of the Company’s interest in a business. Results also exclude the after-tax effect of income from discontinued operations ($115.6 million, or $1.12 a diluted share).

(E)	Free cash flow is defined as operating cash flow from continuing operations adjusted for cash payments related to special items less capital expenditures. We believe free cash flow provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations and to fund our continued growth. Free cash flow should not be construed as an alternative to operating income(loss) as determined in accordance with generally accepted accounting principles in the United States (“GAAP”), as an alternative to cash flow from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. Because free cash flow is not calculated in the same manner by all companies, our presentation may not be comparable to other similarly titled measures reported by other companies.

      Special items, as used throughout this document, include merger-related and consolidation costs, certain gains or losses on the sale of businesses, results of discontinued operations, asset impairment charges and other restructuring costs.

Outlook

      Goodrich, as well as the entire aerospace industry, continues to experience weak market conditions in commercial aerospace that have negatively impacted our customers and demand for our products. We have proactively addressed these issues by taking actions to realign our capacity and cost structure with anticipated market demand.

      Including the contributions of the TRW Aeronautical Systems businesses for the fourth quarter, we expect the full-year 2002 sales to be $3.90 to $3.95 billion. Diluted earnings per share, excluding special items, are expected to be in excess of $2.30.

      Looking forward to 2003, we expect that while the airline industry will continue to experience a challenging environment, overall available seat miles, which are generally correlated with aftermarket sales, should be flat, compared to 2002. Production of commercial transport aircraft (including regional jets) is expected to be lower than 2002, in line with public guidance from the manufacturers. Military and space sales are expected to increase 5% to 10% in 2003.

      Our expectations for Goodrich in 2003 are dependent on a large number of factors. These factors include: (a) the timing and net proceeds of the expected sale of non-core assets; (b) the timing and number of shares issued in the expected equity offering; (c) the timing and terms of the expected debt offering; (d) the amount of increase in non-cash pension expense; and (e) the payment of all, or only a portion, of the Noveon payment-in-kind notes held by us.

      We continue to realize significant savings from our previously announced restructuring activities, and now expect to exceed our prior expectations for headcount reductions and annual savings. These activities are expected to be largely complete by the end of 2002. Upon completion, it is expected that these actions will result in reductions in total headcount in excess of 3,200 personnel and annual pre-tax savings in excess of $170 million. Additional restructuring activities, including activities related to the TRW Aeronautical Systems acquisition and the achievement of the synergy savings, may be considered due to the continuing weak environment for commercial aircraft production and lower expectations for the air travel industry.

Acquisition of TRW’s Aeronautical Systems Businesses

      On October 1, 2002, we completed our acquisition of TRW Inc.’s Aeronautical Systems businesses for approximately $1.5 billion in cash. The acquired businesses design and manufacture commercial and military aerospace systems and equipment, including engine controls, flight controls, power systems, cargo systems, hoists and winches, and actuation systems. These businesses employ approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/ Pacific countries.

      We financed the acquisition through a $1.5 billion, 364-day credit facility provided by of our existing lenders. This facility expires on July 29, 2003. We expect to repay amounts outstanding under the credit facility from:

•	the net proceeds from the proposed sale of approximately $200 million of our common stock;

•	the net proceeds from the proposed sale of approximately $900 million of our debt securities; and

•	the net proceeds of approximately $400 million from the proposed sale of non-core operating and non-operating assets.

      We expect to market the new equity and debt securities during the fourth quarter of 2002.

      As a result of integration activities with respect to the TRW Aeronautical Systems businesses, we expect to realize annual cost savings of approximately $30-$40 million, net of anticipated incremental costs, by the beginning of 2005. These cost savings are expected to result from consolidation of duplicate facilities, reduction of personnel, reduction of expenditures, expansion of procurement initiatives, and the use of best practices across the combined businesses.

Spin-Off of Engineered Industrial Products Segment

      On May 31, 2002, we completed the tax-free spin-off of our Engineered Industrial Products (“EIP”) segment. The spin-off was effected through a tax-free distribution to our shareholders of all of the capital stock of EnPro Industries, Inc., then a wholly owned subsidiary of Goodrich. In the spin-off, our shareholders received one share of EnPro common stock for every five shares of our common stock owned on the record date, May 28, 2002.

      At the time of the spin-off, EnPro’s only material asset was all of the capital stock and certain indebtedness of Coltec Industries Inc (“Coltec”). Coltec and its subsidiaries own substantially all of the assets and liabilities of the EIP segment, including the associated asbestos liabilities and related insurance.

      Prior to the spin-off, Coltec also owned and operated an aerospace business. Before completing the spin-off, Coltec’s aerospace business assumed all intercompany balances outstanding between Coltec and us and Coltec then transferred to us by way of a dividend all of the assets, liabilities and operations of Coltec’s aerospace business, including these assumed balances. Following this transfer and prior to the spin-off, all of the capital stock of Coltec was contributed to EnPro, with the result that at the time of the spin-off Coltec was a wholly owned subsidiary of EnPro.

      In connection with the spin-off, we and EnPro entered into a Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, and Employee Matters Agreement and an Indemnification Agreement, which govern the relationship between us and EnPro after the spin-off and provide for the allocation of employee benefits, tax and other liabilities and obligations attributable to periods prior to the spin-off.

      The spin-off was recorded as a dividend and resulted in a reduction in shareholders’ equity of $399.9 million representing the recorded value of net assets of the business distributed (including cash of $56.0 million). The Distribution Agreement provides for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed. At September 30, 2002, we had recorded an account receivable for $16.6 million from EnPro with respect to these adjustments; however, the final adjustment amount has not been determined. The difference, if any, between the final adjustment amount and the account receivable will be recorded as an adjustment to the dividend.

      The $150 million of outstanding Coltec Capital Trust 5 1/4% convertible trust preferred securities (“TIDES”) that were reflected in liabilities of discontinued operations remain outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. We have guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec

Capital Trust have agreed to indemnify us form any costs and liabilities arising under or related to the TIDES after the spin-off.

      Prior to the spin-off, Coltec acquired certain call options on our common stock in order to partially hedge its exposure to fluctuations in the market price of Goodrich stock resulting from the TIDES. These call options remain an asset of Coltec following the spin-off.

Change in Dividend Policy

      On May 17, 2002, we announced that our Board of Directors had approved a change in our dividend policy to achieve a net income payout ratio that we believe is consistent with other leading aerospace companies. Specifically, our quarterly dividend was reduced to 20 cents per share from the previous level of 27.5 cents per share on its common stock, effective with the regular quarterly dividend payable July 1, 2002, to shareholders of record as of June 10, 2002.

Noveon PIK Note

      In July 2002, we entered into an agreement with Noveon to amend certain provisions of the PIK notes held by us to give Noveon the option to prepay the securities at a discount greater than the original discount if they are prepaid on or before February 28, 2003. As a result of prepayments made in June and October 2002, Noveon has prepaid a total of $62.5 million of the outstanding principal of the PIK notes for $49.8 million in cash. Because these prepayments did not exceed the original discount recorded at the inception of the note, no gain or loss was required to be recognized. Should Noveon prepay the securities in full on or before February 28, 2003, the cash received could be less than the then recorded amount of the securities by approximately $4 million.

Results of Operations

Total Company

Third Quarter of 2002 Compared With Third Quarter of 2001

	Three Months Ended
	September 30,

	2002	2001

	(Dollars in millions)
Sales	$882.1	$1,051.9

Segment Operating Income	118.0	166.9
Corporate General and Administrative Costs	(10.1)	(12.3)
Merger-related and Consolidation Costs	(7.2)	(1.5)

Total Operating Income	100.7	153.1
Net Interest Expense	(16.9)	(17.6)
Other Income (Expense) — net	(11.1)	(8.1)
Income Tax Expense	(24.0)	(42.8)
Distribution on Trust Preferred Securities	(2.7)	(2.7)

Income from Continuing Operations	46.0	81.9
Income from Discontinued Operations	—	6.1

Net Income	$46.0	$88.0

      Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

      Corporate General and Administrative Costs of $10.1 million during the third quarter were lower by $2.2 million, or 17.9 percent, from the $12.3 million recorded during the third quarter of 2001. The decrease was principally a result of lower accruals for incentive compensation plans during the third quarter of 2002 as compared to the same period of 2001.

      Merger-related and consolidation costs of $7.2 million and $1.5 million were recorded during the third quarter of 2002 and 2001, respectively (see further discussion in Note F of the accompanying unaudited condensed consolidated financial statements). We expect to incur additional merger-related and consolidation costs during the remainder of 2002. The timing of these costs (accruable or period costs) is dependent on the nature of the costs. These charges will consist primarily of costs associated with the reorganization of operating facilities and for employee relocation and severance costs.

      Interest expense — net decreased $0.7 million from $17.6 million in 2001 to $16.9 million during the third quarter of 2002. The decrease was primarily attributable to lower interest expense. Improved cash flow from operations, lower capital expenditures and significantly lower interest rates reduced total interest expense.

      Other income (expense) — net increased by $3.0 million from expense of $8.1 million in the third quarter of 2001 to expense of $11.1 million in the third quarter of 2002. During the third quarter of 2002, we recorded expense of approximately $1.2 million relating to the settlement of litigation. In addition, we sold certain real estate of a previously discontinued business at a loss of $0.3 million. The third quarter of 2002 also includes approximately $0.7 million of legal costs related to litigation monitoring.

      Our estimated effective tax rate from continuing operations during the third quarter of 2002 was 33.0 percent. This compares to an estimated effective tax rate from continuing operations of 33.6 percent during the third quarter of 2001. The estimated effective tax rate in the third quarter of 2002 is consistent with the rate expected for all of 2002.

      Income from discontinued operations was $6.1 million during the third quarter of 2001. On May 31, 2002, we completed the tax-free spin-off of our Engineered Industrial Products segment. As a result, there were no discontinued operations during the third quarter of 2002.

First Nine Months of 2002 as Compared to the First Nine Months of 2001

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in millions)
Sales	$2,728.8	$3,131.7

Segment Operating Income	369.0	490.5
Corporate General and Administrative Costs	(40.1)	(41.2)
Merger-related and Consolidation Costs	(29.3)	(14.9)

Total Operating Income	299.6	434.4
Net Interest Expense	(44.0)	(64.4)
Other Income (Expense) — net	(13.6)	(15.2)
Income Tax Expense	(79.9)	(118.9)
Distribution on Trust Preferred Securities	(7.9)	(7.9)

Income from Continuing Operations	154.2	228.0
Income (loss) from Discontinued Operations	(11.9)	115.6
Cumulative Effect of Change in Accounting	(36.1)	—

Net Income	$106.2	$343.6

      Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

      Merger-related and consolidation costs of $29.3 million and $14.9 million were recorded during the first nine months of 2002 and 2001, respectively (see further discussion in Note F of the accompanying unaudited condensed consolidated financial statements). We expect to incur additional merger-related and consolidation costs during the remainder of 2002. The timing of these costs (accruable or period costs) is dependent on the nature of the costs. These charges will consist primarily of costs associated with the reorganization of operating facilities and employee relocation and severance costs.

      Interest expense — net decreased $20.4 million from $64.4 million during the first nine months of 2001 to $44.0 million during the first nine months of 2002. Interest expense decreased approximately $13.4 million during the first nine months of 2002 as compared to the same period last year principally due to significantly lower interest rates in 2002 as compared to 2001. Interest income increased approximately $7.0 million over the same period. The increase in interest income was due primarily to interest on the Noveon PIK note for the full nine months of 2002 and interest income of $5.4 million on the F-14 claim settlement.

      Other income (expense) — net decreased $1.6 million from expense of $15.2 million during the first nine months of 2001 to $13.6 million during the first nine months of 2002. During the first nine months of 2002 we recorded gains from the sale of an intangible asset, including the resolution of certain prior claims, amounting to $11.8 million and a gain from the sale of a portion of an investment in a subsidiary of $2.4 million. Offsetting these gains were losses related to the settlement of litigation for approximately $1.2 million; the sale of certain real estate of a previously discontinued business at a loss of $0.3 million and approximately $0.7 of legal costs related to litigation monitoring. During the first nine months of 2001, we recorded a gain from the sale of a portion of an investment in a subsidiary of $7.2 million.

      Our estimated effective tax rate from continuing operations during the first nine months of 2002 was 33.0 percent. This compares to an estimated effective tax rate of 33.5 percent during the first nine months of 2001. The estimated tax rate during the first nine months of 2002 is consistent with the rate expected for all of 2002.

      Income from discontinued operations decreased $127.5 million from income during the first nine months of 2001 of $115.6 million to a loss of $11.9 million during the first nine months of 2002. Sales from discontinued operations declined from $674.5 million during the first nine months of 2001 to $289.5 million during the first nine months of 2002. The 2001 sales included two months of Performance Material sales of $187.0 million which did not recur in 2002. In addition, the first nine months of 2002 include only five months of EIP sales due to the EnPro spin-off, which occurred on May 31, 2002. Also, the decrease results from lower earnings from operations of the EIP segment, discontinued in 2001, compared to the first nine months of 2002 resulting, in part, to a $11.0 million pre-tax charge for a court ruling relating to an employee benefit matter of a previously discontinued business. Fees and expenses related to the spin-off recorded during the second quarter of 2002 also contributed to the loss. Also, discontinued operations for the first nine months of 2001 include the operations of the Performance Materials segment for two months and the gain on sale of that segment of $93.5 million.

      During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. Based on those results, we determined that it was likely that goodwill relating to the Aviation Technical Services “reporting unit” (ATS) had been impaired. ATS is included in the Aerostructures and Aviation Technical Services business segment. During the third quarter of 2002, we completed our measurement of the goodwill impairment and recognized an impairment of $36.1 million (representing total goodwill of this reporting unit), which was reported as a cumulative effect of an accounting change in the first quarter of 2002. The results of operations have been restated accordingly.

Business Segment Performance

     Segment Analysis

      Our operations are classified into four reportable business segments: Aerostructures and Aviation Technical Services; Landing Systems; Engine and Safety Systems; and Electronic Systems.

      An expanded analysis of sales and operating income by business segment follows.

      In the following tables, segment operating income, as recorded, is total segment revenue reduced by operating expenses directly identifiable with that business segment. Segment operating income, as adjusted, is total segment revenue reduced by operating expenses directly identifiable with that business segment, except for merger-related and consolidation costs which are presented separately (see further discussion of merger-related and consolidation costs in Note C and Note F of the accompanying unaudited condensed consolidated financial statements).

Third Quarter 2002 Compared with Third Quarter 2001

	Three Months Ended September 30,

				% of Sales

	2002	2001	% Change	2002	2001

	(Dollars in millions)
SALES:
Aerostructures and Aviation Technical Services	$269.4	$369.0	(27.0)
Landing Systems	255.7	293.1	(12.8)
Engine and Safety Systems	158.8	190.0	(16.4)
Electronic Systems	198.2	199.8	(0.8)

Total Sales	$882.1	$1,051.9	(16.1)

SEGMENT OPERATING INCOME, as recorded:
Aerostructures and Aviation Technical Services	$20.9	$60.3	(65.3)	7.8	16.3
Landing Systems	38.9	40.9	(4.9)	15.2	14.0
Engine and Safety Systems	16.3	35.3	(53.8)	10.3	18.6
Electronic Systems	34.7	29.0	19.7	17.5	14.5

Segment Operating Income	$110.8	$165.5	(33.1)	12.6	15.7

SEGMENT OPERATING INCOME, as adjusted:
Aerostructures and Aviation Technical Services	$22.4	$61.5	(63.6)	8.3	16.7
Landing Systems	38.9	40.9	(4.9)	15.2	14.0
Engine and Safety Systems	20.8	35.3	(41.1)	13.1	18.6
Electronic Systems	35.9	29.2	22.9	18.1	14.6

Segment Operating Income	$118.0	$166.9	(29.3)	13.4	15.9

      Aerostructures and Aviation Technical Services: Sales decreased $99.6 million, or 27.0 percent, from $369.0 million during the third quarter of 2001 to $269.4 million during the third quarter of 2002. The decrease was primarily due to a decline in original equipment sales coupled with a slight decline in overall aftermarket sales. There was also a slight decline in Aviation Technical Services sales (i.e. airframe maintenance and modification services, component overhauls, etc.). The decrease in Aerostructures original equipment sales was primarily driven by declines in the B757, B717 and the RB211-535 programs with Boeing and declines in the A330 program with Airbus resulting from the industry-wide reduction in aircraft deliveries.

      Operating income as adjusted, decreased $39.1 million, or 63.6 percent, from $61.5 million during the third quarter of 2001 to $22.4 million during the third quarter of 2002. The decrease was primarily due to contract loss provisions on five contracts amounting to $26.8 million. These loss provisions resulted from increased overhead rates due, in part, to a lower manufacturing base as volume declined consistent with the lower level of aircraft production rates. The increased overhead rates also resulted from projected cost increases in fringe benefit rates, in part resulting from expected future increases in pension expense. Also, higher than anticipated spending on pre-certification costs on one contract and program warranty costs on another contract added to the loss. Also in the quarter adjustments of $6.6 million were made to specific reserves resulting from improved costing data from the implementation of a new enterprise resource planning system in early 2002.

      Landing Systems: Sales decreased $37.4 million, or 12.8 percent, from $293.1 million during the third quarter of 2001 to $255.7 million during the third quarter of 2002. The decrease in sales was primarily attributable to decreased original equipment sales and decreased wheel and brake commercial aftermarket sales compared to the same period a year ago. The reduced sales resulted from decreased demand for new aircraft original equipment as well as decreased airline utilization, lowering demand for landing gear original equipment and aftermarket wheel and brake replacements. Landing Gear sales decreased primarily in the commercial market due to decreased sales of original equipment to Boeing primarily on the B737 next generation and B777 aircraft programs. Wheel and Brake sales were reduced from the third quarter of 2001 due to reduced airline utilization in the commercial market primarily on B727 and B737 classic programs. Military sales for both landing gear original equipment and aftermarket wheels and brakes increased for the comparable period primarily due to additional volume on the C17, F14, and F16 programs.

      Operating income, as adjusted, decreased $2.0 million, or 4.9 percent, from $40.9 million in the third quarter of 2001 to $38.9 million in the third quarter of 2002. The decrease in operating income over the same period a year ago was primarily attributable to the decreased sales discussed above for landing gear original equipment in the commercial market, and commercial aftermarket sales of wheels and brakes, primarily on the B727 and B737 classics programs. The improvement in operating margins during the third quarter of 2002 as compared to 2001 is principally a result of the implementation of productivity initiatives at our Landing Gear Services division and reduced deliveries of free of charge wheel and brake original equipment.

      Engine and Safety Systems: Sales decreased $31.2 million, or 16.4 percent, from $190.0 million during the third quarter of 2001 to $158.8 million during the third quarter of 2002. Sales declined in virtually all of the product lines caused by less demand in OE shipments and lower sales of aftermarket spares and services activities due to generally weaker conditions in the aerospace and power generation markets. An increase in military aftermarket product sales over the same period of 2001 was not enough to overcome the declines in commercial, regional, business and general aviation markets.

      Operating income as adjusted, decreased $14.5 million, or 41.1 percent, from $35.3 million during the third quarter of 2001 to $20.8 million during the third quarter of 2002. Operating income results declined at a faster rate than the sales declines due to significantly lower volume, weaker product mix with less sales in the aftermarket and not yet realizing full cost reduction benefits associated with the restructuring programs that have been initiated. The segment continued its R&D spending associated with passenger restraint systems but at a lower rate than the third quarter last year.

      Electronic Systems: Sales decreased $1.6 million, or 0.8 percent, from $199.8 million during the third quarter of 2001 to $198.2 million during the third quarter of 2002. Sales in the third quarter include $8.0 million of incremental sales related to an acquisition completed in September 2001. Excluding the effect of this acquisition, segment sales declined quarter over quarter by $ 9.6 million or 4.9 percent. The decreases were a result of lower commercial aircraft production and a general slowdown of aftermarket demand partially offset by increased fuel and utility systems retrofit sales, increased military and space. Improved sales also occurred as a result of strong performance in the Optical and Space Systems business and by increases in military aftermarket sales, primarily helicopters.

      Operating income as adjusted, increased $6.7 million, or 22.9 percent, from $29.2 million during the third quarter of 2001 to $35.9 million during the third quarter of 2002. The impact of sales volume decreases was more than offset by margin improvements at the optical systems business, costs related to new business proposal activity that occurred during 2001 but not in 2002, and a reduction in goodwill amortization.

First Nine Months of 2002 Compared with First Nine Months of 2001

	Nine Months Ended September 30,

				% of Sales

	2002	2001	% Change	2002	2001

	(Dollars in millions)
SALES:
Aerostructures and Aviation Technical Services	$889.7	$1,123.0	(20.8)
Landing Systems	772.4	862.8	(10.5)
Engine and Safety Systems	486.1	576.2	(15.6)
Electronic Systems	580.6	569.7	1.9

Total Sales	$2,728.8	$3,131.7	(12.9)

SEGMENT OPERATING INCOME, as recorded:
Aerostructures and Aviation Technical Services	$112.9	$176.0	(35.9)	12.7	15.7
Landing Systems	89.4	108.0	(17.2)	11.6	12.5
Engine and Safety Systems	46.7	102.9	(54.6)	9.6	17.9
Electronic Systems	91.0	90.6	0.4	15.7	15.9

Segment Operating Income	$340.0	$477.5	(28.8)	12.5	15.2

SEGMENT OPERATING INCOME, as adjusted:
Aerostructures and Aviation Technical Services	$120.1	$177.9	(32.5)	13.5	15.8
Landing Systems	91.2	115.2	(20.8)	11.8	13.4
Engine and Safety Systems	61.5	104.3	(41.0)	12.7	18.1
Electronic Systems	96.2	93.1	3.3	16.6	16.3

Segment Operating Income	$369.0	$490.5	(24.8)	13.5	15.7

      Aerostructures and Aviation Technical Services: Sales decreased $233.3 million, or 20.8 percent, from $1,123.0 million during the first nine months of 2001 to $889.7 million during the first nine months of 2002. The decrease in sales was primarily due to original equipment sales declines on most Boeing and Airbus programs. Aftermarket spares sales on in-production aircraft increased slightly year over year. Sales in the Aviation Technical Services business decreased slightly for the nine months of 2002 compared to the same period of 2001.

      Operating income as adjusted, decreased $57.8 million, or 32.5 percent, from $177.9 million during the first nine months of 2001 to $120.1 million during the first nine months of 2002. The decrease was primarily due to the third quarter contract loss provisions on five contracts amounting to $26.8 million. These loss provisions resulted from increased overhead rates due, in part, to a lower manufacturing base as volume declined consistent with the lower level of aircraft production rates. The increased overhead rates also resulted from projected cost increases in fringe benefit rates, in part resulting from expected future increases in pension expense. Also, higher than anticipated spending on pre-certification costs on another contract and program warranty costs on one contract added to the loss. During the third quarter, adjustments of $6.6 million were made to specific reserves resulting from improved costing data from the implementation of a new enterprise resource planning system in early 2002. In addition, during the second quarter of 2002, Aerostructures wrote off $3.4 million of an account receivable relating to the F-14 claim settlement. Operating losses for the Aviation Technical Services business for the nine months of 2002 increased slightly over 2001.

      Landing Systems: Sales decreased $90.4 million, or 10.5 percent, from $862.8 million during the first nine months of 2001 to $772.4 million during the first nine months of 2002. The decrease was primarily attributable to a decrease in original equipment and aftermarket sales on the programs discussed for the third quarter of 2002 above. Sales in our Landing Gear Services division also declined year over year due to reduced aftermarket demand. The overall sales decrease was partially offset by increased military sales for both landing gear original equipment and aftermarket wheels and brakes for the comparable prior year period primarily due to additional volume on the C17, F14, and F16 programs.

      Operating Income, as adjusted, decreased $24.0 million, or 20.8 percent, from $115.2 million for the first nine months of 2001 to $91.2 million for the first nine months of 2002. The decrease in operating income over the same period a year ago was primarily attributable to the decreased sales noted above for landing gear original equipment in the commercial market, and commercial aftermarket sales of wheels and brakes, primarily on the B727 and B737 classics programs. Operating margins declined slightly during the nine-month period of 2002 as compared to 2001 principally as a result of the second quarter write-off of inventory, capitalized sales incentive and supplier termination costs of $16.6 million relating to the Fairchild Dornier 728 and 928 programs. The implementation of productivity initiatives at our Landing Gear Services division, reduced wheel and brake sale incentives and a June 2002 settlement with an insurance company on prior claims and coverage of $8.9 million partially offset the overall margin decline.

      Engine and Safety Systems: Sales decreased $90.1 million, or 15.6 percent, from $576.2 million during the first nine months of 2001 to $486.1 million during the first nine months of 2002. Sales were lower than the first nine months of last year throughout the product lines in both OE and aftermarket. Propulsion products and pump and engine controls both supporting the military sector showed stronger sales than during the same period of last year.

      Operating income as adjusted, decreased $42.8 million, or 41.0 percent, from $104.3 million during the first nine months of 2001 to $61.5 million during the first nine months of 2002. Operating income results declined at a faster rate than sales due to lower volume and weaker product mix with less sales in the aftermarket. We continued our R&D spending associated with passenger restraint systems at a higher rate than during the first nine months of last year.

      Electronic Systems: Sales increased $10.9 million, or 1.9 percent, from $569.7 million during the first nine months of 2001 to $580.6 million during the first nine months of 2002. Sales in the first nine months of 2002 include $30.1 million in incremental sales related to an acquisition completed in September 2001. Excluding the effect of this acquisition, segment sales decreased $19.2 million or 3.4 percent. The decrease in sales occurred in most of the businesses and most commercial and regional OE markets. The decreases were a result of lower aircraft manufacturing rates and a general slowdown of aftermarket demand. These decreases were somewhat offset by increased deliveries of military sensor products. Sales increases also occurred in the optical systems business as a result of new contract awards.

      Operating income as adjusted, increased $3.1 million, or 3.3 percent, from $93.1 million during the first nine months of 2001 to $96.2 million during the first nine months of 2002. Excluding the effect of the acquisition referred to above, operating income increased $2.1 million due to margin improvements at the optical systems business and the reduction of goodwill amortization offset by decreased volume at most of the group’s businesses. Improvements at the optical systems business had the effect of slightly increasing margins.

Capital Resources and Liquidity

Capital Resources

      We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of internally generated funds and financing arrangements. We believe that our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans.

Funding of TRW Acquisition and Credit Facilities

      We have entered into a 364-day credit facility with a syndicate of financial institutions that provided $1.5 billion in bridge financing for the acquisition of TRW’s Aeronautical Systems businesses (see Note N). This facility expires on July 29, 2003. We expect the bridge financing to be repaid using the net proceeds from the proposed sale of approximately $200 million of our common stock, the net proceeds from the proposed sale of approximately $900 million of our senior notes and net proceeds of approximately $400 million from the sale of non-core operating and non-operating assets. The credit facility provides for mandatory prepayment of the loan from the proceeds of certain dispositions, equity issuances or debt incurrences.

Short-Term Financing

      During the third quarter of 2002, we renewed our $325 million 364-day syndicated revolving credit facility. In total, our syndicated revolving credit facilities now consist of a $425 million three-year agreement expiring in December 2004 and the new $325 million 364-day agreement expiring in September 2003. We intend to renew the $325 million 364-day credit facility prior to its expiration date. At September 30, 2002, $495 million was unused and available under these committed revolving credit facilities.

      Borrowing under the $1.5 billion facility and our syndicated revolving credit facilities is conditioned upon compliance with financial and other covenants set forth in the related agreements, including covenants relating to leverage (measured as the ratio of debt to adjusted earnings) and consolidated net worth. We currently are in compliance with all such covenants. The credit facilities do not contain any rating downgrade triggers that would accelerate the maturity of our indebtedness thereunder. However, a ratings downgrade would result in an increase in the interest rate and fees payable under the credit facilities. Such a downgrade also could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such new facilities.

      In addition to the above, we had committed foreign lines of credit and overdraft facilities at September 30, 2002 of $7.8 million, all of which was available at that date.

      We also maintain $100 million of uncommitted domestic money market facilities with various banks to meet short-term borrowing requirements. As of September 30, 2002, $71 million of these facilities was unused and available. These uncommitted credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facilities and with various trust, foreign exchange and other services. As a result of these established relationships, we believe that our uncommitted facilities are a reliable and cost-effective source of liquidity.

Long-Term Financing

      At September 30, 2002, we had long-term debt of $1,326.5 million, with maturities ranging from 2003 to 2046. Reflected as current maturities of long-term debt at September 30, 2002 was $3.5 million of miscellaneous debt maturing throughout 2002.

      In May 2002, we issued $296.9 million aggregate principal amount of 7 1/2% Notes due 2008 in exchange for a like principal amount of Coltec’s 7 1/2% Senior Notes due 2008. All $296.9 million of Coltec Senior Notes acquired by us in the exchange offer were sold to Coltec and thereafter cancelled. The remaining $3.1 million of outstanding Coltec Senior Notes remain outstanding as the obligation of Coltec, which is now a wholly owned subsidiary of EnPro.

      We have an effective shelf registration statement that would permit us to sell up to $2.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units. During the fourth quarter of 2002, we expect to offer for sale approximately $200 million of common stock and approximately $900 million of debt securities pursuant to this registration statement. The net proceeds of those offerings will be used to repay a portion of the amounts outstanding under our $1.5 billion, 364-day credit facility. The net proceeds from any other securities issued pursuant to the shelf registration statement are expected to be used for general corporate purposes unless such proceeds are required to be applied to repayment of borrowings under our $1.5 billion, 364-day credit facility.

Quips

      At September 30, 2002, there was outstanding $125.2 million of 8.3 percent Cumulative Quarterly Income Preferred Securities, Series A (“QUIPS”) issued by BFGoodrich Capital, a Delaware business trust all of the common equity of which is owned by us (the “Trust”). The QUIPS are supported by 8.3 percent Junior Subordinated Debentures, Series A, due 2025 (“QUIPS Debentures”) issued by us. We have unconditionally guaranteed all distributions required to be made by the Trust, but only to the extent the Trust has funds legally available for such distributions.

Tides

      The $150 million of Coltec Capital Trust convertible trust preferred securities (“TIDES”) that were reflected in liabilities of discontinued operations at December 31, 2001, remain outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. We have guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us from any costs and liabilities arising under or related to the TIDES after the spin-off.

Off-Balance Sheet Arrangements

Lease Agreements

      We financed our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. These arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed us to lease up to a maximum of $95.0 million at September 30, 2002. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheet. At September 30, 2002, future minimum lease payments under these arrangements approximated $59.6 million. We also have various other operating lease agreements whose future minimum lease payments approximated $106.2 million at September 30, 2002. For additional information, see Note I of our 2001 consolidated financial statements.

Sale of Receivables

      At September 30, 2002, we had in place a trade receivables securitization program pursuant to which we may sell trade receivables up to a maximum of $110 million. Accounts receivable sold under this program were $75.4 million at September 30, 2002.

      Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We currently are in compliance with all such covenants. The securitization agreement includes a rating downgrade trigger pursuant to which the agreement may be terminated upon a downgrade of our debt ratings below BB- by Standard & Poor’s or Ba3 by Moody’s Investor Services. If such an event were to occur, we expect that we would have sufficient capital resources through our existing revolving credit facilities to meet our needs.

      During 2000, we entered into an agreement to sell certain long-term receivables. This agreement contained recourse provisions under which we were required to repurchase receivables in certain events. In August 2002, we repurchased $20.4 million of receivables as a result of a payment default by the primary obligor and terminated this agreement.

Cash Flows

      The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended
	September 30,

	2002	2001	Change

	(Dollars in millions)
Cash flows from:
Operating activities of continuing operations	$356.2	$210.5	$145.7
Investing activities of continuing operations	$(40.1)	$(237.5)	$197.4
Financing activities of continuing operations	$84.7	$(833.9)	$918.6
Discontinued operations	$(141.1)	$865.2	$(1,006.3)

      Cash flow from operating activities of continuing operations increased $145.7 million from $210.5 million during the first nine months of 2001 to $356.2 million during the first nine months of 2002. Compared to the prior year period, a decrease in accounts receivable (net of receivables sold) improved cash flow by $111.1 million. An overall decrease in inventory of $19.8 million compared to an inventory increase of $87.6 million also contributed $107.4 million of the change. During the third quarter of 2002, we also terminated an interest rate swap on $200 million of our long-term debt, increasing cash flow by $29.4 million. Also in the first nine months of 2002, estimated income tax payments were less than in the first nine months of the preceding year. These cash flow improvements were somewhat offset by an increase in accounts receivable compared to the prior year period and a $22.0 million in cash usage related to restructuring charges.

      Cash used in investing activities of continuing operations improved by $197.4 million between periods mainly due to the 2001 expansion of our carbon producing capabilities and a large enterprise resource planning project at our Aerostructures business that was substantially completed in 2001. In addition, the change in cash used in business acquisitions declined by $118.8 due to the acquisition of our lighting business in September 2001.

      The significant decrease in cash used in financing activities between periods was attributable to the repayment of short-term indebtedness with the proceeds from the Performance Materials sale in the first quarter of 2001 and the repayment of $175 million of long-term debt in July 2001.

      Cash used by discontinued operations of $141.1 million during the first nine months of 2002, includes approximately $56.0 million of cash included in the net assets of the EIP business distributed to shareholders, approximately $47.0 million paid (net of insurance receipts) for asbestos-related matters and approximately $15.6 million relating to capital expenditures and debt repayments. Cash provided by discontinued operations during the first nine months of 2001 of $865.2 million includes approximately $960 million attributable to the sale of the Performance Materials business in February 2001.

      The increase in cash balances to $346.3 million at September 30, 2002, compared to $85.8 million at December 31, 2001 was a result of borrowings under the revolving credit facilities to pre-position cash in various foreign subsidiaries in connection with the October 1, 2002 acquisition of TRW’s Aeronautical Systems businesses. These borrowings were repaid with funds borrowed under the $1.5 billion, 364-day credit facility. We expect to have adequate cash flow from operations and our credit facilities to satisfy operating requirements and capital spending programs.

      Our net debt-to-capitalization ratio (net of cash and cash equivalents) was 52.1 percent at September 30, 2002 as compared to 47.2 percent at December 31, 2001. For purposes of this ratio, the trust preferred securities are treated as capital. We expect this ratio to increase significantly as a result of the debt to be incurred to finance the acquisition of TRW’s Aeronautical Systems businesses.

Contingencies

     General

      There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position or results of operations. From time to time, we are also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

     Environmental

      Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have recommended a remedy or have committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigations and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by us is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration our prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of our environmental specialists in consultation with outside environmental specialists, when necessary.

      We are subject to various domestic and international environmental laws and regulations which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We are currently involved in the investigation and remediation of a number of sites under these laws. Estimates of our liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, we do not believe that future environmental costs in excess of those accrued with respect to sites with which we have been identified as a potentially responsible party are likely to have a material adverse effect on our financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations in a given period.

      At September 30, 2002, our liabilities for environmental remediation obligations totaled $84.0 million, of which $9.1 million was included in current liabilities as Accrued Liabilities. Of the $84.0 million, $12.3 million is associated with ongoing operations and $71.7 million is associated with businesses previously disposed of or discontinued.

      The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation of all sites with which we have been identified in up to thirty years. This period includes operation and monitoring costs which are generally incurred over 15 to 25 years.

     Tolo Litigation

      In May 2000, we and our subsidiary Rohr, Inc. (“Rohr”), were served with complaints in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo, Inc. is a subsidiary of Rohr that was acquired in 1997. The former shareholders alleged that we and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that we were liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and were also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. We and Rohr have appealed the judgment.

      At the time of the purchase, we established a liability of $2.4 million relating to the amount withheld by Rohr pursuant to the stock purchase agreement. We have not established a liability for the punitive damages award of $24 million, which was based on the plaintiff’s fraudulent concealment claim, for the reasons set forth below.

      We and our legal counsel believe that there were numerous points of reversible error in the trial that make it more likely than not that the judgment will be reversed or vacated on appeal. First, we believe the plaintiffs’ fraud claim is legally deficient under California law and should be reversed. If the fraud claim is not reversed, we should, at a minimum, be granted a new trial on the fraudulent concealment claim because the trial court permitted plaintiffs to add this claim late in the trial but did not allow us to introduce evidence believe that the trial court made numerous prejudicial errors regarding the admission and exclusion of evidence relating to the fraud claims, which further supports the grant of a new trial. And finally, we believe that the trial court’s directed verdict on plaintiffs’ breach of contract claim should be set aside and a new trial granted because, among other things, there was sufficient evidence for the jury to find for us on this claim.

     Asbestos

      We and certain of our subsidiaries have also been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. These actions primarily relate to previously owned businesses (other than asbestos-related claims of EIP discussed above). We believe that we have substantial insurance coverage available to us related to any remaining claims. As a result, we believe that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on our financial condition or results of operations.

      We and certain of our subsidiaries are also defendants in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based on our past experience, we believe that these categories of claims are not likely to have a material adverse effect on our financial condition or results of operations.

     Discontinued Operations

      At the time of the EIP spin-off, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged exposure to asbestos–containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

      No such claims have been asserted against us to date. We believe that we would have substantial legal defenses against any such claims. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. Any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. We believe any such claims would be without merit and that Coltec was solvent both before and after the dividend. If we are ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, we believe it would not have a material adverse effect on our financial condition, but could have a material adverse effect on our results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on our financial condition, results of operations and cash flows.

     Guarantees

      We have guaranteed amounts owed by Coltec Capital Trust with respect to the $150 million of outstanding TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and our guarantee with respect to the TIDES remains an obligation ours. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us from any costs and liabilities arising under or related to the TIDES after the spin-off.

      In addition to our guarantee of the TIDES, we have an outstanding contingent liability for guaranteed debt and lease payments of $4.6 million and for letters of credit of $30.6 million at September 30, 2002.

     US Airways

      On August 11, 2002, US Airways announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2002, we had accounts receivable from US Airways of approximately $2.6 million against which a valuation reserve of $1.9 million has been recorded in the third quarter of 2002. In addition, as of September 30, 2002, we had approximately $3.4 million of unamortized sales incentives recorded as Other Assets and a 50 percent-owned investee had unamortized sales incentives recorded of approximately $1.6 million. We continue to provide US Airways components under post-bankruptcy protection and to assess the realization of the above pre-bankruptcy assets as more information becomes available.

     Pension Plans

      We measure our pension plan using a December 31 year end for financial accounting purposes. The significant declines experienced in the financial markets have unfavorably impacted plan asset performance. This, coupled with historically low interest rates, is likely to cause us to recognize a significant non-cash charge to equity in the fourth quarter of 2002. If measured at mid-October, this charge would be approximately $285 million after tax. This charge would not affect reported earnings, and would be reversible if either interest rates increase or market performance and plan returns improved or contributions cause the pension plans to return to fully funded status. Additionally, as a result of the potential underfunded status of the pension plans, pension expense will be significantly higher in 2003 than in 2002. Based on the asset values and market conditions as of mid-October 2002, the increase in pension expense in 2003 over 2002 would have been approximately $40 million. This amount is highly variable and is dependent on investment returns through December 31, 2002. We do not expect to be required to make any cash contributions to our pension plans in 2002 or 2003. However we may choose to make voluntary contributions during those periods.

     Certain Aerospace Contracts

      Our Aerostructures business has a contract with Boeing on the B717-200 program that is subject to certain risks and uncertainties. Recovery of pre-production inventory balances of $32.0 million as of September 30, 2002 is subject to Boeing’s future production rate and delivery schedule as well as our future cost structure and learning curve assumptions.

      Our Aerostructures business also re-engines 727 aircraft (the “Super 27 program”). The re-engining enables these aircraft to meet sound attenuation requirements as well as improve their fuel efficiency. At September 30, 2002, we had $45.2 million of inventory on our balance sheet, as well as accounts and notes receivable of $61.8 million with respect to the Super 27 program. At June 30, 2002, $20.4 million of these notes receivable had been sold to a financial institution. The agreement relating to the sale contained recourse provisions. Due to a default by the primary obligor, we were required to repurchase the notes receivable in August 2002 and the agreement was terminated. We believe that the recorded value of the notes receivable is less than the fair value of the underlying collateral. Collection of this receivable, as well as the recovery of some portion of our investment in existing inventory balances, may be negatively affected should the overall deterioration in the commercial aerospace market continue or if the market for re-engined Super 27 program aircraft does not strengthen. Because of these conditions, we will continue to assess the value of these assets and their ultimate recovery.

New Accounting Standards

      In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently reviewing SFAS 143 and intend to implement it no later than January 1, 2003.

      In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes FASB Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”); however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as “held for sale.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on our consolidated financial condition or results of operations.

      In April 2002, the FASB issued Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (“SFAS 4”). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale- leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after

May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

      In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies relating to continuing operations affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      For revenues not recognized under the contract method of accounting, we recognize revenues from the sale of products at the point of passage of title, which is at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

Contract Accounting — Percentage of Completion

Revenue Recognition

      We also have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. We follow the guidelines of Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting), except that our contract accounting policies differ from the recommendations of SOP 81-1 in that revisions of estimated profits on contracts are included in earnings under the reallocation method rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized ratably over the remaining life of the contract, while under the cumulative catch-up method such impact would be recognized immediately. To the extent we were to make a significant acquisition that used the cumulative catch-up method to record revisions in estimated profits on contracts, we would be required to change its current method of accounting. Such a change would be recorded as a change in accounting principle and would most likely result in the restatement of prior periods in accordance with APB 20.

      Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract, excluding that reported in prior periods, and is recognized evenly in the current and future periods as a uniform percentage of sales value on all remaining units to be delivered. Current revenue does not anticipate higher or lower future prices but includes units delivered at actual sales prices. Cost includes the estimated cost of the pre-production effort (primarily tooling and design), plus the estimated cost of manufacturing a specified number of production units. The specified number of production units used to establish the profit margin is predicated upon contractual terms adjusted for market forecasts and does not exceed the lesser of those quantities assumed in original contract pricing, or those quantities which we now expect to deliver in the timeframe/periods assumed in the original contract pricing. Our policies only allow the estimated number of production units to be delivered to exceed the quantity assumed within the original contract pricing when we receive firm orders for additional units. The timeframe/period assumed in the original contract pricing is generally equal to the period specified in the contract. If the contract is a “life of program” contract, then such period is equal to the time period used in the original pricing model which generally equals the time period required to recover our pre-production costs. Option quantities are combined with prior orders when follow-on orders are released.

      The contract method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. We reevaluate our contract estimates periodically and reflect changes in estimates in the current and future periods under the reallocation method.

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

Sales Incentives

      We offer sales incentives to certain commercial customers in connection with sales contracts. These incentives may consist of upfront cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless it is specifically guaranteed of recovery within the contract by the customer. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized and amortized over the contract period.

Forward-Looking Information is Subject to Risk and Uncertainty

      Certain statements made in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate” or “plan”, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks, and actual results may differ materially.

      Important factors that could cause actual results to differ include, but are not limited to:

•	the extent to which we are successful in integrating TRW’s Aeronautical Systems businesses and achieving operating synergies;

•	the extent to which we are successful in implementing our plan to repay the amounts borrowed to fund the acquisition of TRW’s Aeronautical Systems businesses;

•	the prepayment of the Noveon International, Inc. payment-in-kind notes held by us;

•	global demand for aircraft spare parts and aftermarket services;

•	the impact of the terrorist attacks on September 11, 2001 and their aftermath;

•	the timing related to restoring consumer confidence in air travel;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	the effect of current stock market conditions on pension plan assets, including 2002 year-end plan asset valuations, and the effect of those valuations on shareholders’ equity and 2003 pension expense and plan contributions.

•	the solvency of Coltec Industries Inc at the time of and subsequent to the spin-off of EnPro Industries Inc. and the ability of Coltec’s subsidiaries to satisfy their asbestos-related liabilities following the spin-off;

•	demand for and market acceptance of new and existing products;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	competitive product and pricing pressures;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation rates, recession and other external factors over which we have no control;

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts); and

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of Market Risk in our 2001 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. The following provides a discussion of significant changes during 2002:

     Interest Rate Exposure

      In September 2002, we terminated an interest rate swap relating to the fair value hedge of our fixed interest rate exposure on our $200 million principal amount of 6.60% Notes due 2009.

      During the fourth quarter of 2002, we expect to offer for sale approximately $900 million of long-term debt securities.

     Foreign Currency Exposure

      One of our subsidiaries conducts a substantial portion of its business in Euros but has significant sales contracts that are denominated in US dollars. In June 2002, we entered into 21 individual forward contracts to exchange US dollars for Euros. A contract will mature each month between April 2002 and December 2003. The forward contracts are used to mitigate the potential volatility to cash flow arising from changes in currency exchange rates.

      At September 30, 2002, a hypothetical unfavorable change in exchange rates of 10 percent would decrease the value of these forward contracts by approximately $2.8 million.

      Upon the purchase of the Aeronautical Systems businesses, we entered into foreign exchange forward contracts to sell U.S. dollars for pounds sterling and for Euros. These newly acquired businesses conduct a substantial portion of their business in pounds sterling and Euros but have significant sales contracts that are denominated in U.S. dollars. The forward contracts are used to mitigate the potential volatility to cash flows arising from changes in currency exchange rates. In October 2002, we entered into forward contracts with an aggregate notational amount of $706.8 million to buy pounds sterling and contracts with an aggregate notational amount of $89.4 million to buy Euros. These forward contracts mature on a monthly basis with maturity dates that range from October 2002 to April 2007.

Item 4.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”).

Based upon that evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)	Changes in Internal Controls.

On October 1, 2002, we completed the acquisition of TRW’s Aeronautical Systems businesses. The acquired businesses design and manufacture commercial and military aerospace systems and equipment with approximately 6,200 employees located in 22 facilities located throughout the world.

Except as noted above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that it we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See Note M to the accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.
	Exhibit 2.2	Amendment No. 1 dated as of October 1, 2002 to Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc. (incorporated by reference to Exhibit 2.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002).
	Exhibit 10.1	364-Day Credit Agreement dated as of September 16, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.
	Exhibit 10.2	Amended and Restated Three Year Credit Agreement dated as of September 23, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.
	Exhibit 10.3	364-Day Credit Agreement dated as of July 30, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders (incorporated by reference to Exhibit 10(TT) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
	Exhibit 10.4	Amendment No. 1 dated as of September 13, 2002 to the 364-Day Credit Agreement dated as of July 30, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders (incorporated by reference to Exhibit 10.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002).
	Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Current Report on Form 8-K furnished July 24, 2002 (Item 9) (relating to the announcement of the Company’s earnings for the six months ended June 30, 2002).

Current Report on Form 8-K furnished August 12, 2002 (Item 9) (relating to the filing or furnishing of certifications to the SEC pursuant to (a) SEC Order No. 4-460 and (b) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2002	GOODRICH CORPORATION

/s/ ULRICH SCHMIDT

Ulrich Schmidt
Executive Vice President and
Chief Financial Officer

/s/ ROBERT D. KONEY, JR.

Robert D. Koney, Jr.
Vice President & Controller
(Chief Accounting Officer)

CERTIFICATIONS

      I, David L. Burner, Chairman and Chief Executive Officer of Goodrich Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Goodrich Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 5, 2002

/s/ DAVID L. BURNER

David L. Burner
Chairman and Chief Executive Officer

      I, Ulrich Schmidt, Executive Vice President and Chief Financial Officer of Goodrich Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Goodrich Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 5, 2002

/s/ ULRICH SCHMIDT

Ulrich Schmidt
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit 2.2	Amendment No. 1 dated as of October 1, 2002 to Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc. (incorporated by reference to Exhibit 2.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002).
Exhibit 10.1	364-Day Credit Agreement dated as of September 16, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.
Exhibit 10.2	Amended and Restated Three Year Credit Agreement dated as of September 23, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.
Exhibit 10.3	364-Day Credit Agreement dated as of July 30, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders (incorporated by reference to Exhibit 10(TT) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
Exhibit 10.4	Amendment No. 1 dated as of September 13, 2002 to the 364-Day Credit Agreement dated as of July 30, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders (incorporated by reference to Exhibit 10.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002).
Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.