Form 10-K
period 2002-12-31
GOODRICH CORP
filed 2003-02-21
CIK 42542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-892

GOODRICH CORPORATION
(Exact name of registrant as specified in its charter)

New York (State of incorporation)	34-0252680 (I.R.S. Employer Identification No.)

Four Coliseum Centre 2730 West Tyvola Road Charlotte, North Carolina	28217 (Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code: (704) 423-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME AND EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Common Stock, $5 par value	New York Stock Exchange
8.30% Cumulative Quarterly Income Preferred Securities, Series A*	New York Stock Exchange

*	Issued by BFGoodrich Capital and the payments of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by Goodrich Corporation. Goodrich Corporation is the owner of 100% of the common equity issued by BFGoodrich Capital, a Delaware statutory business trust.

                SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of June 28, 2002 was $2.8 billion. On such date, 102,100,408 shares of common stock were outstanding.

     The number of shares of common stock outstanding as of January 31, 2003 was 117,487,583.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s 2002 Annual Report to Shareholders are incorporated by reference into Part I (Items 1 and 2), Part II (Items 6, 7, 7A and 8) and Part III (Item 15) hereof. Portions of the proxy statement dated March 2003 are incorporated by reference into Part III (Items 10, 11, 12 and 13).

PART I

ITEM 1.	BUSINESS

Overview

We are one of the largest worldwide suppliers of components, systems and services to the commercial, regional, business and general aviation markets. We are also a leading supplier of aircraft and satellite systems products to the global military and space markets. Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America and Europe.

We were incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

Our principal executive offices are located at Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, North Carolina 28217 (telephone 704-423-7000).

We maintain an Internet site at http://www.goodrich.com. The information contained at our Internet site is not incorporated by reference in this report, and you should not consider it a part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations consist of the Performance Materials segment, which was divested in February 2001, and the Engineered Industrial Products segment, which was spun-off to shareholders in the second quarter of 2002.

Unless the context otherwise requires, the terms “we”, “our”, “us”, “Company” and “Goodrich” as used herein refer to Goodrich Corporation and its subsidiaries.

Acquisition of Aeronautical Systems

On October 1, 2002, we completed our acquisition of Aeronautical Systems from TRW Inc. for approximately $1.5 billion in cash. The acquired businesses design and manufacture commercial and military aerospace systems and equipment, including engine controls, flight controls, power systems, cargo systems, hoists and winches and actuation systems. At the time of acquisition, these businesses employed approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/Pacific countries.

The purchase price payable by the Company to TRW Inc. for the acquisition of the Aeronautical Systems businesses is subject to potential upward or downward adjustment based on the difference between the net assets of the businesses on October 1, 2002 and the net assets of the businesses on May 31, 2002, both calculated in the manner set forth in the Master Agreement of Purchase and Sale. The purchase price will also be adjusted based on the funding status of certain pension plans and other employee benefit arrangements. The above adjustments have not been finalized as of December 31, 2002.

We financed the acquisition through a $1.5 billion, 364-day credit facility provided by some of our existing lenders. This facility expires on July 29, 2003. In the fourth quarter of 2002, we repaid $1.3 billion of our borrowings under this facility primarily through the use of cash flow from prior asset monetization, cash flow from operations, the successful completion of an offering of common stock and the issuance of $800 million of 5 and 10-year notes. We expect to repay the balance of the facility through the use of cash flow from asset monetization (including the proceeds from the pending sale of our Avionics business) and cash flow from operations.

Pending Sale of the Avionics Business

On January 29, 2003, we announced that we had entered into a definitive agreement to sell our Avionics business to L-3 Communications Corporation (L-3) for $188 million. The transaction has been approved by the boards of directors of our company and L-3. Subject to customary regulatory approvals, the sale is expected to close late in the first quarter or early in the second quarter of 2003. After-tax proceeds are expected to be approximately $134 million. The Avionics business will be reported as a discontinued operation beginning with the first quarter 2003.

Discontinued Operations

Spin-off of Engineered Industrial Products

On May 31, 2002, we completed the tax-free spin-off of our Engineered Industrial Products (EIP) segment. The spin-off was made through a tax-free distribution to our shareholders of all of the capital stock of EnPro Industries, Inc., a subsidiary that we formed in connection with the spin-off. In the spin-off, our shareholders received one share of EnPro common stock for every five shares of our common stock owned on May 28, 2002, the record date.

At the time of the spin-off, EnPro’s only material asset was all of the capital stock and certain indebtedness of Coltec Industries Inc (Coltec). Coltec and its subsidiaries owned substantially all of the assets and liabilities of the EIP segment, including the associated asbestos liabilities and related insurance.

Prior to the spin-off, Coltec also owned and operated an aerospace business. Before completing the spin-off, Coltec’s aerospace business assumed all intercompany balances outstanding between Coltec and us and Coltec then transferred to us as a dividend all the assets, liabilities and operations of its aerospace business, including these assumed balances. Following this transfer and prior to the spin-off, all of the capital stock of Coltec was contributed to EnPro, with the result that at the time of the spin-off Coltec was a wholly-owned subsidiary of EnPro.

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

The spin-off was recorded as a dividend and resulted in a reduction of our shareholders’ equity of $409.1 million representing the recorded value of the net assets of the business distributed, including cash of $47.0 million. The distribution agreement provides for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed. At December 31, 2002, the final adjustment had been calculated and is subject to a dispute resolution process. We expect that the effect of the final resolution of this process on our consolidated financial statements will be immaterial.

The $150 million of outstanding Coltec Capital Trust 5¼ percent convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations remained outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. We have guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us from any costs and liabilities arising under or related to the TIDES after the spin-off.

Prior to the spin-off, Coltec acquired certain call options on our common stock in order to partially hedge its exposure to fluctuations in the market price of our stock resulting from the TIDES. These call options remained an asset of Coltec following the spin-off.

Sale of Performance Materials Segment

On February 28, 2001, we completed the sale of our Performance Materials (PM) segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in pay-in-kind (PIK) debt securities issued by the buyer, which is now known as Noveon International Inc. (Noveon). The transaction resulted in an after-tax gain of $93.5 million. During the second quarter 2002, a dispute over the computation of a post-closing working capital adjustment was resolved. The resolution of this matter did not have an effect on the previously reported gain.

In July 2002, we entered into an agreement with Noveon to amend certain provisions of the PIK notes held by us to give Noveon the option to prepay the securities at a discount greater than the original discount if they are prepaid on or before February 28, 2003. As a result of prepayments made in June and October 2002, Noveon prepaid a total of $62.5 million of the outstanding principal of the PIK notes for $49.8 million in cash. Because these prepayments did not exceed the original discount recorded at the inception of the notes, no gain or loss was required to be recognized.

Pursuant to the terms of the transaction, we have retained certain assets and liabilities, primarily pension, postretirement and environmental liabilities, of Performance Materials. We have also agreed to indemnify Noveon for liabilities arising from certain events as defined in the agreement. Such indemnification is not expected to be material to our financial condition, but could be material to our results of operations in a given period.

Other Dispositions

During 2002, we sold a business and a minority interest in a business, resulting in a pre-tax gain of $2.5 million, which has been reported in other income (expense), net.

During 2001, we sold a minority interest in a business, resulting in a pre-tax gain of $7.2 million, which has been reported in other income (expense), net.

During 2000, we sold a product line of a business, resulting in a pre-tax gain of $2.0 million, which has been reported in other income (expense), net.

Other Acquisitions

The following acquisitions were recorded using the purchase method of accounting. Their results of operations have been included in our results since their respective dates of acquisition. Acquisitions made by businesses included within the Performance Materials and Engineered Industrial Products segments are not discussed below.

During 2001, we acquired a manufacturer of aerospace lighting systems and related electronics and the assets of a designer and manufacturer of inertial sensors used for guidance and control of unmanned vehicles and precision-guided systems. Total consideration paid by us for these acquisitions aggregated $113.8 million, of which $102.6 million represented goodwill and other intangible assets.

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

Business Segments

At December 31, 2002, we operated in five business segments: Aerostructures and Aviation Technical Services; Landing Systems; Engine and Safety Systems; Electronic Systems; and Aeronautical Systems. For information about the revenues, operating income and total assets of our business segments, see Note M to the Consolidated Financial Statements within the 2002 Annual Report to Shareholders, which is incorporated herein by reference.

A summary of the products and services provided by our business segments is presented below.

Aerostructures and Aviation Technical Services

The core products of our Aerostructures division are nacelles, pylons, thrust reversers and related aircraft engine housing components. We are a leading worldwide supplier of nacelles, which are the aerodynamic structures that surround engines, and pylons, which are the engine-to-wing structures that support engines and provide the critical connective conduit for fuel delivery and numerous engine-driven aircraft systems. In addition, we manufacture a range of specialized aerostructures, including lightweight, temperature-resistant auxiliary power unit tailcones for jetliners, corrosion-resistant structures for tactical military aircraft, and rigid cargo barriers for freighter aircraft. We also manufacture a variety of galley, wing, nacelle, thrust reverser, flight control surface and assembly components for out-of-production aircraft.

Through our Aviation Technical Services division, we service approximately 550 aircraft each year and are among the largest independent providers of maintenance, repair, overhaul and modification services in the world. Services provided by our Aviation Technical Services division range from the repair of individual components and systems to heavy maintenance and modifications of large commercial aircraft and business jet aircraft. We perform comprehensive total aircraft maintenance, repair, overhaul and modification for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers.

Landing Systems

Our Landing Systems segment provides systems and components related to aircraft taxi, take-off, landing and stopping. Several divisions within this segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes, and certain brake controls. We differentiate ourselves from component suppliers by providing integrated systems, delivered as completely pre-assembled units to airframe manufacturers. We also provide complete repair and overhaul services for landing gear, wheels and brakes. In addition, through our engineered polymer products division, we design and produce components made from proprietary, high-performance composite material systems used in naval ships and submarines to improve acoustic characteristics and reduce radar signature of exposed superstructures.

Engine and Safety Systems

Our Engine and Safety Systems segment produces a variety of products used in engine systems, including fuel delivery systems, electronic and mechanical controls, pumps, metering devices, manifolds and rotating components such as disks, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment also produces evacuation systems such as slides and floats, as well as seats for pilots, observers and flight attendants. Our de-icing and specialty systems division produces ice protection systems for general aviation, heating and related systems for large commercial transport aircraft, and potable water systems for regional and business aircraft. We also supply electrothermal ice protection systems for airframe, propeller and helicopter rotor applications and specialty heating systems, water heaters and other internal and external heated components for large commercial transport aircraft. Through our propulsion systems division, we provide research, design, development, qualifications and manufacture of advanced aircrew escape systems. We also supply individual components such as rocket motors and catapults, pyrotechnic gas generators, ejection seats, precision electro-explosive devices, propellants, linear actuators, and safety and arming devices.

Electronic Systems

Our Electronic Systems segment produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. We supply a variety of high-performance sensor systems, such as stall warning systems and systems that measure, manage and/or monitor aircraft fuel, oil debris, engine, transmission and structural health, and aircraft motion and control. We also supply a variety of avionics systems and other instruments, including warning and detection systems, ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne reconnaissance systems and laser warning systems. In addition, our optical and space systems division designs and builds high-performance, custom-engineered electronics, optics and electro-optical products for defense, aerospace, scientific and commercial applications. We also produce directional surveying equipment for use by companies operating in petroleum, mining and utility industries.

Aeronautical Systems

Aeronautical Systems manufactures highly engineered systems and equipment in the following product groups:

•	Engine controls. This product group consists of engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems.

•	Flight controls. This product group includes actuators for primary flight control systems that operate elevators, ailerons and rudders, as well as secondary flight controls systems such as flaps and slats.

•	Power systems. This product group consists of systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters, and electric starter generating systems, as well as power management and distribution systems.

•	Cargo systems. This product group consists of fully-integrated main deck and lower lobe cargo systems for wide body aircraft.

•	Hoists and winches. This product group consists of airborne hoists and winches used on both helicopters and fixed wing aircraft.

•	Actuation systems. This product group consists of systems that control the movement of steering systems for missiles as well as electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations, and high reliability.

Segment Reorganization

Effective January 1, 2003, we reorganized into three business segments: Airframe Systems, Engine Systems and Electronic Systems. The reorganization was designed to enhance communication and maximize synergies in a streamlined organization. Segment financial results will be restated effective January 1, 2003 beginning with the first quarter 2003.

Customers

We serve a diverse group of customers worldwide in the commercial, military, regional, business and general aviation markets and in the global military and space markets. We market our products, systems and services directly to our customers through an internal marketing and sales force.

In 2002, 2001 and 2000, direct and indirect sales to Boeing totaled 20 percent, 23 percent and 23 percent, respectively, of consolidated sales. In 2002, 2001 and 2000, direct and indirect sales to Airbus totaled 13 percent of consolidated sales.

In 2002, 2001 and 2000, direct and indirect sales to the United States government totaled 20 percent, 16 percent and 9 percent, respectively, of consolidated sales.

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

The following table lists the companies that we consider to be our major competitors for each major aerospace product or system platform for which we believe we are one of the leading suppliers.

Major Non-Captive
System	Primary Market Segment	Competitors(1)

Aerospace Hoists/Winches	Military/Large Commercial	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)
Aircraft Crew Seating	Business	Ipeco Holdings Ltd, Sicma Aero Seat (a subsidiary of Zodiac S.A.); EADS Sogerma Services (a subsidiary of EADS European Aeronautical Defense and Space Co.); B/E Aerospace, Inc.; C&D Aerospace Group
Cargo Systems	Large Commercial	Telair International (a subsidiary of Teleflex Incorporated); Ancra International LLC
De-Icing Systems	Regional/General Aviation	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.
Ejection Seats	Military	Martin-Baker Aircraft Co. Limited
Engine Controls	Large Commercial/Military	United Technologies Corporation; BAE Systems plc; Honeywell International Inc.
Evacuation Systems	Large Commercial	Zodiac S.A.
Flight Control Actuation	Large Commercial/Military	Parker Hannifin Corporation; United Technologies Corporation; Smiths Group plc; Liebherr-Holding GmbH; Moog Inc.
Fuel and Utility Systems	Large Commercial	Smiths Group plc; Parker Hannifin Corporation; Argo-Tech Corporation
Heavy Airframe Maintenance	Large Commercial	TIMCO Aviation Services, Inc.; SIA Engineering Company Limited; Singapore Technologies Engineering Ltd.; Lufthansa Technik AG; PEMCO Aviation Group, Inc.
Landing Gear	Large Commercial/Military	Messier-Dowty (a member company of Snecma(2))
Lighting	Large Commercial/Business	Honeywell International Inc.
Nacelles	Large Commercial	Aircelle (a subsidiary of Snecma(2))
Optical Systems	Military/Space	L-3 Communications Holdings, Inc.; Honeywell International Inc.; Eastman Kodak Company
Power Systems	Large Commercial	Honeywell International Inc.; Smiths Group plc; United Technologies Corporation
Sensors	Large Commercial/Military	BAE Systems plc; Honeywell International Inc.; Thales, S.A.
Wheels and Brakes	Large Commercial/Business	Honeywell International Inc.; Messier-Bugatti (a subsidiary of Snecma(2)); Aircraft Braking Systems Corporation (a subsidiary of K&F Industries, Inc.)

(1)	Excludes aircraft manufacturers, airlines, and prime military contractors who, in some cases, have the capability to produce these systems internally.

(2)	Snecma refers to Société Nationale d’Études et de Construction de Moteurs d’Aviation.

Backlog

At December 31, 2002, we had a backlog of approximately $3.8 billion, of which approximately 67 percent is expected to be filled during 2003. The amount of backlog at December 31, 2001 was approximately $3.4 billion. Backlog is subject to delivery delays or program cancellations, which are beyond our control.

Raw Materials

Raw materials and components used in the manufacture of our products, including aluminum, steel and carbon fiber, are available from a number of manufacturers and are generally in adequate supply.

Environmental

We are subject to various domestic and international environmental laws and regulations, which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We are currently involved in the investigation and remediation of a number of sites under these laws. Based on currently available information, we do not believe that future environmental costs in excess of those accrued with respect to such sites will have a material adverse effect on our financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations or cash flows in a given period.

For additional information concerning environmental matters, see “Item 3. Legal Proceedings – Environmental”.

Research and Development

We perform research and development under company-funded programs for commercial products and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Total research and development expenditures from continuing operations in 2002, 2001 and 2000 were $236.0 million, $198.2 million and $186.0 million, respectively. Of these amounts, $49.0 million, $49.0 million and $50.6 million, respectively, were funded by customers. Research and development expense in 2002 includes the $12.5 million of in-process research and development expense written-off related to the Aeronautical Systems acquisition.

Intellectual Property

We have many patents of our own and have acquired licenses under patents of others. While such patents in the aggregate are important to us, neither our primary business nor any of our business segments is dependent on any single patent or group of related patents. We use a number of trademarks important either to our business as a whole or to our business segments considered separately. We believe that these trademarks are adequately protected.

Human Resources

As of December 31, 2002, we had approximately 15,800 employees in the United States. Additionally, approximately 7,100 people were employed by us in other countries. We believe that we have good relationships with our employees. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through June 2006. There were no material work stoppages during 2002.

Foreign Operations

We are engaged in business in foreign markets. Our manufacturing and service facilities are located in Australia, Canada, China, England, France, Germany, Hong Kong, India, Indonesia, Mexico, Poland, Scotland and Singapore. We market our products and services through sales subsidiaries and distributors in a number of foreign countries. We also have technical fee agreements, patent royalty agreements and joint venture agreements with various foreign companies.

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

For financial information about U.S. and foreign sales and assets, see Note M to the Consolidated Financial Statements within the 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Certain Business Risks

Our business, financial condition, results of operations and cash flows can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

The market segments we serve are cyclical and sensitive to domestic and foreign economic considerations that could adversely affect our business and financial results.

The market segments in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns. For example, markets for certain of our commercial aviation products sold to aircraft manufacturers have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak general economic conditions, as demand for new aircraft typically declines during these periods. Although we believe that aftermarket demand for many of our products may reduce our exposure to these business downturns, we have experienced these conditions in our business in the past and may experience downturns in the future.

The U.S. and other world markets are currently experiencing an economic downturn, and many of the market segments that we serve have been affected by this downturn. As a result, our business and financial results have been adversely affected. If this economic downturn were to continue for an extended period or if conditions were to worsen, there would be a further negative impact on our business and financial results.

Further, the terrorist attacks of September 11, 2001 adversely impacted the U.S. and world economies and a wide range of industries. These terrorist attacks, the allied military response and subsequent developments may lead to future acts of terrorism and additional hostilities, including possible retaliatory attacks on sovereign nations, as well as financial, economic and political instability. While the precise effects of such instability on our industry and our business is difficult to determine, it may negatively impact our business, financial condition, results of operations and cash flows.

Current conditions in the airline industry could adversely affect our business and financial results.

The downturn in the commercial air transport market segment, together with the terrorist attacks of September 11, 2001, has adversely affected the financial condition of many commercial airlines. In response, some airlines have reduced their aircraft fleet sizes, resulting in decreased aftermarket demand for many of our products. In addition, Boeing and Airbus have both announced that new commercial aircraft deliveries for 2003 will be lower than 2002, as a result of reduced demand. We expect that this reduction in the active fleet, coupled with reduced commercial aircraft deliveries by Boeing and Airbus, could adversely affect our results of operations and cash flows.

Several airlines recently have declared bankruptcy or indicated that bankruptcy may be imminent. A portion of our sales are derived from the sale of products directly to airlines, and we sometimes provide sales incentives to airlines and record unamortized sales incentives as other assets. If an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline and we may be required to record a charge related to unamortized and unrecoverable sales incentives.

Our acquisition of Aeronautical Systems exposes us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

Our acquisition of Aeronautical Systems involves risks that could adversely affect our operating results, including difficulties in integrating the operations and personnel of these businesses and the potential loss of key employees of these businesses. We may not be able to satisfactorily integrate these acquired businesses in a manner and a timeframe that achieves the costs savings and operating synergies that we expect.

A significant decline in business with Boeing or Airbus could adversely affect our business and financial results.

For the year ended December 31, 2002, approximately 20% and 13% of our sales were made to Boeing and Airbus, respectively, for all categories of products, including original equipment and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our defense and space-related products is dependent upon government spending.

Approximately 26% of our net sales for the year ended December 31, 2002 was derived from the military and space market segments. The military and space market segments are largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending could curtail or enhance our prospects in these market segments, depending upon the programs affected. A change in the level of anticipated new product development costs for military aircraft could negatively impact our business.

Competitive pressures may adversely affect our business and financial results.

The aerospace industry in which we operate is highly competitive. We compete worldwide with a number of United States and international companies that are both larger and smaller than we are in terms of resources and market share, and some of which are our customers. While we are the market and technology leader in many of our products, in certain areas some of our competitors may have more extensive or more specialized engineering, manufacturing or marketing capabilities. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

The significant consolidation occurring in the aerospace industry could adversely affect our business and financial results.

The aerospace industry in which we operate has been experiencing significant consolidation among suppliers, including us and our competitors, and the customers we serve. Commercial airlines have increasingly been merging and creating global alliances to achieve greater economies of scale and enhance their geographic reach. Aircraft manufacturers have made acquisitions to expand their product portfolios to better compete in the global marketplace. In addition, aviation suppliers have been consolidating and forming alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers and airlines more frequently awarding long-term sole source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers from whom components and systems are purchased. We cannot assure you that our business and financial results will not be adversely impacted as a result of consolidation by our competitors or customers.

The aerospace industry is highly regulated.

The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar regulatory agencies. We must be certified by these agencies and, in some cases, by individual original equipment manufacturers in order to engineer and service systems and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

We may have liabilities relating to environmental laws and regulations that could adversely affect our financial results.

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

Our operations expose us to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by us, the failure of an aircraft component designed or manufactured by us, or the irregularity of metal products processed or distributed by us. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our financial condition, results of operations and cash flows.

Our operations depend on our production facilities throughout the world. These production facilities are subject to physical and other risks that could disrupt production.

Our production facilities could be damaged or disrupted by a natural disaster, labor strike, war, political unrest or terrorist activity. Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We cannot assure you that we will have insurance to adequately compensate us for any of these events.

We have significant international operations and assets and are therefore subject to additional financial and regulatory risks.

We have operations and assets throughout the world. In addition, we sell our products and services in foreign countries and seek to increase our level of international business activity. Accordingly, we are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and cash flows.

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our international operations also expose us to translation risk when the local currency financial statements are translated to U.S. dollars, our functional currency. As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. dollars will affect comparability of revenues and expenses between years.

Creditors may seek to recover from us if the businesses that we spun off are unable to meet their obligations in the future, including obligations to asbestos claimants.

On May 31, 2002, we completed the spin-off of our wholly owned subsidiary, EnPro Industries, Inc. Prior to the spin-off, we contributed the capital stock of Coltec Industries Inc to EnPro. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

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

ITEM 2.	PROPERTIES

We operate manufacturing plants and service and other facilities throughout the world.

Certain information with respect to our significant facilities that are owned or leased is set forth below:

			Approximate
		Owned or	Number of
Segment	Location	Leased	Square Feet

Aerostructures and	Chula Vista, California	Owned	1,840,000
Aviation Technical	Riverside, California	Owned	1,160,000
Services	Everett, Washington (1)	Owned	1,030,000
	Chula Vista, California	Leased	890,000
Landing Systems	Cleveland, Ohio	Owned/Leased	450,000
	Troy, Ohio	Owned	410,000
	Oakville, Canada	Owned	360,000
	Pueblo, Colorado	Owned	300,000
	Tullahoma, Tennessee	Owned	200,000
Engine and Safety	West Hartford, Connecticut (2)	Owned	550,000
Systems
Electronic Systems	Danbury, Connecticut	Owned	520,000
	Burnsville, Minnesota	Owned	245,000
	Vergennes, Vermont	Owned	215,000
Aeronautical Systems	West Midlands, England	Owned	430,000
	Vernon, France	Owned	260,000
	Jamestown, North Dakota	Owned	230,000
	Aurora, Ohio	Leased	250,000

(1)	Although the building is owned, the land at this facility is leased.

(2)	We utilize approximately 300,000 square feet, and the rest of this facility is leased to third parties.

In the spring of 2000, we moved our headquarters operations to a new office building in Charlotte, North Carolina. We leased approximately 110,000 square feet for an initial term of ten years, with two five-year options to 2020. The new offices provide space for the corporate headquarters and also for the headquarters of each of our segments other than our Landing Systems and Aeronautical Systems segments.

In addition, we and our subsidiaries are lessees under a number of cancelable and non-cancelable leases for certain real properties, used primarily for administrative, retail, maintenance, repair and overhaul of aircraft, aircraft wheels and brakes and evacuation systems and warehouse operations, and for certain equipment (see Note J to the Consolidated Financial Statements within the 2002 Annual Report to Shareholders, which is incorporated herein by reference).

In the opinion of management, our principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item 3, “Legal Proceedings-Environmental” for a description of proceedings under applicable environmental laws regarding some of our properties.

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

The measurement of environmental liabilities by us is based on currently available facts, present laws and regulations and current technology. Such estimates take into consideration our prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities and the professional judgment of our environmental specialists in consultation with outside environmental specialists, when necessary. Estimates of our liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

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

At December 31, 2002, our liabilities for environmental remediation obligations totaled $92.7 million, of which $19.0 million was included in current liabilities as Accrued Liabilities. Of the $92.7 million, $21.5 million was associated with ongoing operations and $71.2 million was associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation of all sites with which we have been identified in up to 30 years. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

Tolo Litigation

In May 2000, we and our subsidiary Rohr, Inc. were served with a complaint in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo is a subsidiary of Rohr that was acquired in 1997 pursuant to a stock purchase agreement. The former shareholders alleged that we and Rohr breached the stock purchase agreement and engaged in fraud by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that we were liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and were also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. We and Rohr appealed the judgment.

In December 2002, the appellate court issued a ruling directing the trial court to enter judgment in favor of us and Rohr on both the fraud claim and the breach of contract claim. The plaintiffs’ motion for rehearing of that ruling was subsequently denied. On February 10, 2003, the plaintiffs filed a petition for review with the California Supreme Court. We have until March 2, 2003 to respond to the petition.

Asbestos

We and certain of our subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers in products, or which may have been present in our facilities. A number of actions involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. We believe that we have substantial insurance coverage available to us related to any remaining claims. As a result, we believe that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

David L. Burner, age 63, Chairman and Chief Executive Officer

Mr. Burner joined the Company in 1983 as Financial Vice President of the Company’s Engineered Products Group. Later that year he became Vice President and General Manager of the Off-Highway Braking Systems Division and in 1985 became an Executive Vice President of the Aerospace and Defense Division. In 1987 Mr. Burner became President of that Division. He was elected a Senior Vice President of the Company in 1990 and Executive Vice President in 1993. He joined the Office of the Chairman in 1994, was elected President of the Company in 1995, Chief Executive Officer in 1996 and Chairman in 1997. Mr. Burner began his career with Arthur Andersen & Co. He received his B.S.C. degree from Ohio University. Mr. Burner is a director of the Company and a member of the boards of directors of Briggs & Stratton Corporation, Lance, Inc., Milacron Inc. and Progress Energy, Inc.

Marshall O. Larsen, age 54, President and Chief Operating Officer

Mr. Larsen joined the Company in 1977 as an Operations Analyst. In 1981, he became Director of Planning and Analysis and subsequently Director of Product Marketing. In 1986, he became Assistant to the President and later served as General Manager of several divisions of the Company’s aerospace business. He was elected a Vice President of the Company and named a Group Vice President of Goodrich Aerospace in 1994 and was elected an Executive Vice President of the Company and President and Chief Operating Officer of Goodrich Aerospace in 1995. He was elected President and Chief Operating Officer and a director of the Company in 2002. Mr. Larsen received a B.S. in engineering from the U.S. Military Academy and an M.S. in industrial management from the Krannert Graduate School of Management at Purdue University.

Terrence G. Linnert, age 56, Executive Vice President, Human Resources and Administration, General Counsel

Mr. Linnert joined Goodrich in 1997 as Senior Vice President and General Counsel. In 1999, he was elected to the additional positions of Senior Vice President, Human Resources and Administration, and Secretary. He was elected Executive Vice President, Human Resources and Administration, General Counsel in 2002. Prior to joining Goodrich, Mr. Linnert was Senior Vice President of Corporate Administration, Chief Financial Officer and General Counsel of Centerior Energy Corporation. Mr. Linnert received a B.S. in electrical engineering from the University of Notre Dame and a J.D. from the Cleveland-Marshall School of Law at Cleveland State University.

Ulrich Schmidt, age 53, Executive Vice President and Chief Financial Officer

Mr. Schmidt joined the Company in 1994 as Vice President of Finance for Goodrich Aerospace and served in that capacity until 1999, when he was named Vice President of Finance and Business Development for Goodrich Aerospace. In 2000, Mr. Schmidt was elected Senior Vice President and Chief Financial Officer of the Company. He was elected Executive Vice President and Chief Financial Officer in 2002. Mr. Schmidt received a B.A. in business administration and an M.B.A. in finance from Michigan State University.

Stephen R. Huggins, age 59, Senior Vice President, Strategic Resources and Information Technology

Mr. Huggins joined the Company in 1988 as Group Vice President, Specialty Products. He later served as Group Vice President, Engine and Fuel Systems from 1991 to 1995 and as Vice President — Business Development, Aerospace from 1995 to 1999. In 1999, he was elected Vice President, Strategic Planning and Chief Knowledge Officer. In 2000, Mr. Huggins was elected Senior Vice President, Strategic Resources and Information Technology. Mr. Huggins received a B.S. in aerospace engineering from Virginia Polytechnic Institute.

Jerry S. Lee, Age 61, Senior Vice President, Technology and Innovation

Mr. Lee joined the Company in 1979 as Manager of Engineering Science, Engineered Products Group. He later served as Director of R&D, Goodrich Aerospace from 1983 to 1988, Vice President — Technology from 1989 — 1998 and Vice President — Technology and Innovation from 1998 to 2000. In 2000, Mr. Lee was elected Senior Vice President — Technology and Innovation. Mr. Lee received a B.S. in mechanical engineering and Ph.D. in mechanical engineering from North Carolina State University.

John J. Carmola, Age 47, Vice President and Segment President, Engine Systems

Mr. Carmola joined the Company in 1996 as President of the Landing Gear Division. He served in that position until 2000, when he was appointed President of the Engine Systems Division. Later in 2000, Mr. Carmola was elected a Vice President of the Company and Group President, Engine and Safety Systems. In 2002, he was elected Vice President and Group President, Electronic Systems. In 2003, he was elected Vice President and Segment President, Engine Systems. Prior to joining the Company, Mr. Carmola served in various management positions with General Electric Company. Mr. Carmola received a B.S. in mechanical and aerospace engineering from the University of Rochester and an M.B.A. in finance from Xavier University.

Cynthia M. Egnotovich, age 45, Vice President and Segment President, Electronic Systems

Ms. Egnotovich joined the Company in 1986 and served in various positions with the Ice Protection Systems Division, including Controller from 1993 to 1996, Director of Operations from 1996 to 1998 and Vice President and General Manager from 1998 to 2000. Ms. Egnotovich was appointed as Vice President and General Manager of Commercial Wheels and Brakes in 2000. She was elected a Vice President of the Company and Group President, Engine and Safety Systems in 2002. In 2003, she was elected Vice President and Segment President, Electronic Systems. Ms. Egnotovich received a B.B.A. in accounting from Kent State University and a B.S. in biology from Immaculata College.

John J. Grisik, age 56, Vice President and Segment President, Airframe Systems

Mr. Grisik joined Goodrich in 1991 as General Manager of the De-Icing Systems Division. He served in that position until 1993, when he was appointed General Manager of the Landing Gear Division. In 1995, he was appointed Group Vice President of Safety Systems and served in that position until 1996 when he was appointed Group Vice President of Sensors and Integrated Systems. In 2000, Mr. Grisik was elected a Vice President of the Company and Group President, Landing Systems. He was elected Vice President and Segment President, Airframe Systems, in 2003. Prior to joining the Company, Mr. Grisik served in various management positions with General Electric Company and United States Steel Company. Mr. Grisik received a B.S., M.S. and D.S. in engineering from the University of Cincinnati and an M.S. in management from Stanford University.

Robert D. Koney, Jr., age 46, Vice President and Controller

Mr. Koney joined the Company in 1986 as a financial accounting manager. He became Assistant Controller for Goodrich Aerospace in 1992 before being appointed Vice President and Controller for the Commercial Wheels and Brakes business in 1994. He was elected Vice President and Controller in 1998. Prior to joining the Company, he held management positions with Picker International and Arthur Andersen & Co. Mr. Koney received a B.A. in accounting from the University of Notre Dame and an M.B.A. from Case Western Reserve University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock (symbol GR) is listed on the New York Stock Exchange. The following table sets forth on a per share basis the high and low sale prices for our common stock for the periods indicated as reported on the New York Stock Exchange composite transactions reporting system, as well as the dividends declared on our common stock for these periods.

	2002				2001

QUARTER	HIGH	LOW	DIVIDEND	QUARTER	HIGH	LOW	DIVIDEND

First	$32.19	$24.12	$.275	First	$42.65	$33.06	$.275
Second	34.42	26.17	.200	Second	44.50	36.01	.275
Third	27.49	18.31	.200	Third	38.80	15.91	.275
Fourth	20.38	14.17	.200	Fourth	26.89	18.65	.275

As of December 31, 2002, there were 11,073 holders of record of our common stock.

On May 17, 2002, our board of directors reduced our quarterly dividend rate from $0.275 per share to $0.20 per share to achieve a net income payout ratio that we believe is consistent with other leading aerospace companies. Our board of directors will continue to consider appropriate dividend policies and practices relating to future dividends on our common stock.

On May 31, 2002, we completed the tax-free spin-off of our Engineered Industrial Products segment. The spin-off was made through a tax-free distribution to our shareholders of all the capital stock of EnPro Industries, Inc., a subsidiary that we formed in connection with the spin-off. In the spin-off, our shareholders received one share of EnPro common stock for every five shares of our common stock owned on the record date, May 28, 2002.

Our debt agreements contain various restrictive covenants that, among other things, place limitations on the payment of cash dividends and our ability to repurchase our capital stock. Under the most restrictive of these agreements, $384.2 million of income retained in the business and additional capital was free from such limitations at December 31, 2002. In addition, under the agreement for our 8.3% Cumulative Quarterly Income Preferred Securities, Series A, if we defer any interest payments due to the holders of these securities, we may not, among other things, pay any dividends on our capital stock until all interest in arrears is paid in full.

ITEM 6.	SELECTED FINANCIAL DATA

The tabular information appearing under “Selected Financial Data” on page 80 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 through 45 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under “Quantitative and Qualitative Disclosures About Market Risk” on page 45 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related notes thereto, together with the report thereon by Ernst & Young LLP dated February 4, 2003, as well as the Quarterly Financial Data, appearing on pages 46 through 80 of the 2002 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information concerning our Directors appearing under the caption “Election of Directors – Nominees for Election” and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement dated March 2003 are incorporated herein by reference. Biographical information concerning our Executive Officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation appearing under the captions “Executive Compensation”, “Governance of the Company – Compensation of Directors” and “Governance of the Company – Consulting Agreement with Mr. Holland” in our proxy statement dated March 2003 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our proxy statement dated March 2003 are incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

We have five compensation plans approved by shareholders (excluding plans we assumed in acquisitions) under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The B.F.Goodrich Key Employees’ Stock Option Plan (effective April 15, 1991) (the “1991 Plan”); The B.F.Goodrich Company Stock Option Plan (effective April 15, 1996) (the “1996 Plan”); The B.F.Goodrich Company Stock Option Plan (effective April 15, 1999) (the “1999 Plan”); the Goodrich Corporation 2001 Stock Option Plan (the “2001 Plan”); and the Goodrich Corporation Employee Stock Purchase Plan (the “ESPP”).

We have one compensation plan (the Goodrich Corporation Directors’ Deferred Compensation Plan) that was not approved by shareholders (excluding plans we assumed in acquisitions) under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services.

The following table summarizes information about our equity compensation plans as of December 31, 2002. All outstanding awards relate to our common stock. The table does not include shares subject to outstanding options granted under equity compensation plans we assumed in acquisitions.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to		future issuance under equity
	be issued upon exercise	Weighted-average exercise	compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category (1)	(a)	(b)	(c)

Equity compensation plans approved by security holders (2)	10,462,904	$30.97	4,895,817
Equity compensation plans not approved by security holders	54,460	—	(3)
Total	10,517,364	—	—

(1)	The table does not include information for the following equity compensation plans that we assumed in acquisitions: Rohr, Inc. 1989 Stock Option Plan; Rohr, Inc. 1995 Stock Incentive Plan; and Coltec Industries Inc 1992 Stock Option and Incentive Plan. A total of 1,239,778 shares of common stock were issuable upon exercise of options granted under these plans and outstanding at December 31, 2002. The weighted average exercise price of all options granted under these plans and outstanding at December 31, 2002, was $30.70. No further awards may be made under these assumed plans.

(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes (a) 8,220,682 shares of common stock issuable upon exercise of outstanding options issued pursuant to the 1991 Plan, the 1996 Plan, the 1999 Plan and the 2001 Plan, and (b) 2,242,222 shares of common stock, representing the maximum number of shares of common stock that may be issued pursuant to outstanding long-term incentive plan awards under the 2001 Plan. The number does not include 82,753 shares of outstanding restricted stock issued pursuant to the 1999 Plan and the 2001 Plan that are subject to vesting requirements.

The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted average exercise price of outstanding stock options under the 1991 Plan, the 1996 Plan, the 1998 Plan and the 2001 Plan.

The number of securities available for future issuance includes (a) 2,895,817 shares of common stock that may be issued pursuant to the 2001 Plan (which includes amounts carried over from the 1999 Plan) and (b) 2,000,000 shares of common stock that may be issued pursuant to the ESPP. No further awards may be made under the 1991 Plan, the 1996 Plan or the 1999 Plan.

(3)	There is no limit on the number of shares of common stock that may be issued under the Directors’ Deferred Compensation Plan.

Directors Deferred Compensation Plan. Our non-employee directors receive fixed compensation for serving as a director (currently, at the rate of $50,000 per year), plus fees for each Board and Board committee meeting attended (currently, $1,500 per meeting, except that the chairperson of a committee receives $2,500 for each meeting of that committee attended). Under the Directors’ Deferred Compensation Plan, one half of the fixed compensation is deferred into a phantom Goodrich share account and is paid out in shares of Goodrich common stock following termination of service as a Director. Dividends which would be earned on the phantom share account are credited to the account in additional phantom shares. Directors may elect to defer a portion or all of the remaining fixed compensation and meeting fees into the phantom share account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the captions “Executive Compensation – Indebtedness”, “Executive Compensation – Executive Stock Purchase Program” and “Governance of the Company – Consulting Agreement with Mr. Holland” in our proxy statement dated March 2003 is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

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

On October 1, 2002, we completed our acquisition of TRW Inc.’s Aeronautical Systems businesses for approximately $1.5 billion in cash. At the time of acquisition, these businesses employed approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/Pacific countries thus adding a significant level of complexity and diversity to our portfolio. We are in the process of integrating these businesses into Goodrich from both an operational as well as a financial reporting and control perspective. In order to ensure the effectiveness of our disclosure controls and procedures during this integration period, we have devoted substantial additional internal and external resources to verify the information being reported by these businesses. As a result of this process, we have concluded that while additional enhancements to certain reporting processes, procedures and systems are expected to be made in the future, the disclosure controls and procedures of Aeronautical Systems were effective as the Evaluation Date (as defined below).

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	The 2002 Annual Report to Shareholders. The following financial information is incorporated herein by reference:

(PAGE REFERENCES TO PRINTED VERSION OF 2002 ANNUAL REPORT TO SHAREHOLDERS)

(2)	Consolidated Financial Statement Schedules:

Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits: A listing of exhibits is on pages 25 to 28 of this Form 10-K.

(b)	Reports on Form 8-K filed or furnished in the fourth quarter of 2002:

Current Report on Form 8-K filed October 16, 2002 (Items 2, 5, 7) (relating to (a) the completion of the acquisition of TRW Inc.’s Aeronautical Systems business and (b) SFAS 142 goodwill impairment relating to the Aviation Technical Services reporting unit).

Current Report on Form 8-K furnished October 30, 2002 (Item 9) (relating to the announcement of the company’s earnings for the three-month and nine-month periods ended September 30, 2002).

Current Report on Form 8-K filed November 22, 2002 (Items 5, 7) (relating to a public offering of common stock by the Company)

Current Report on Form 8-K filed December 9, 2002 (Items 5, 7) (relating to a public offering of debt securities by the Company).

(c)	Exhibits. See the Exhibit Index beginning at page 25 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(K) through 10(LL).

(d)	Not applicable.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 21, 2003.

GOODRICH CORPORATION (Registrant)

By	/s/ DAVID L. BURNER David L. Burner, Chairman and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 21, 2003 BY THE FOLLOWING PERSONS (INCLUDING A MAJORITY OF THE BOARD OF DIRECTORS) ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ DAVID L. BURNER David L. Burner Chairman and Chief Executive Officer and Director (Principal Executive Officer)	/s/ ROBERT D. KONEY, JR. Robert D. Koney, Jr. Vice President and Controller (Principal Accounting Officer)

/s/ ULRICH SCHMIDT Ulrich Schmidt Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ MARSHALL O. LARSEN Marshall O. Larsen President and Chief Operating Officer and Director

Diane C. Creel Director	/s/ DOUGLAS E. OLESEN Douglas E. Olesen Director

/s/ GEORGE A. DAVIDSON, JR. George A. Davidson, Jr. Director	Richard de J. Osborne Director

/s/ HARRIS E. DELOACH, JR. Harris E. DeLoach, Jr. Director	Alfred M. Rankin, Jr. Director

James J. Glasser Director	/s/ JAMES R. WILSON James R. Wilson Director

/s/ JAMES W. GRIFFITH James W. Griffith Director	/s/ A. THOMAS YOUNG A. Thomas Young Director

/s/ WILLIAM R. HOLLAND William R. Holland Director

CERTIFICATIONS

I, David L. Burner, Chairman and Chief Executive Officer of Goodrich Corporation, certify that:

1.     I have reviewed this annual report on Form 10-K of Goodrich Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ DAVID L. BURNER David L. Burner Chairman and Chief Executive Officer

I, Ulrich Schmidt, Executive Vice President and Chief Financial Officer of Goodrich Corporation, certify that:

1.     I have reviewed this annual report on Form 10-K of Goodrich Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ ULRICH SCHMIDT Ulrich Schmidt Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The Company will supply copies of the following exhibits to any shareholder upon receipt of a written request addressed to the Secretary, Goodrich Corporation, 2730 West Tyvola Road, Charlotte, NC 28217 and the payment of $.50 per page to help defray the costs of handling, copying and postage. The exhibits marked with an asterisk (*) indicate exhibits physically filed with this Report on Form 10-K. All other exhibits are filed by incorporation by reference.

Exhibit
Number	Description

2(A)	Agreement for Sale and Purchase of Assets Between The B.F.Goodrich Company and PMD Group Inc., dated as of November 28, 2000, filed as Exhibit 2(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

2(B)	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

2(C)	Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2(B) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

2(D)	Amendment No. 1 dated as of October 1, 2002 to Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002, is incorporated herein by reference.

3(A)	Restated Certificate of Incorporation of Goodrich Corporation, as amended, filed as Exhibit 4(A) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

3(B)	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

4(A)	Rights Agreement, dated as of June 2, 1997, between The B.F.Goodrich Company and The Bank of New York which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Preferred Stock, Series F, par value $1 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 19, 1997, is incorporated herein by reference.

4(B)	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.

Information relating to the Company’s long-term debt and trust preferred securities is set forth in Note I — “Financing Arrangements” to the Company’s financial statements, which are filed as Exhibit 13 to this Annual Report on Form 10-K. Except for Exhibit 4(B), instruments defining the rights of holders of such long-term debt and trust preferred securities are not filed herewith since no single item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.

Exhibit
Number	Description

10(A)	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.

10(B)	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(C)	Transition Services Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(MM) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(D)	Employee Matters Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(NN) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(E)	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(F)	Consulting Agreement dated as of March 1, 2002 among Goodrich Corporation, EnPro Industries, Inc. and William R. Holland, filed as Exhibit 10.8 to EnPro Industries, Inc.’s Registration Statement on Form 10 (File No. 001-31225), is incorporated herein by reference.

10(G)	364-Day Credit Agreement dated as of September 16, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10(H)	Amended and Restated Three Year Credit Agreement dated as of September 23, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders, filed as Exhibit 10.2 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10(I)	364-Day Credit Agreement dated as of July 30, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders, filed as Exhibit 10(TT) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(J)	Amendment No. 1 dated as of September 13, 2002 to the 364-Day Credit Agreement dated as of July 30, 2002 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders, filed as Exhibit 10.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002, is incorporated herein by reference.

10(K)	Key Employees’ Stock Option Plan (effective April 15, 1991). *

10(L)	Stock Option Plan (effective April 15, 1996), filed as Exhibit 10(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(M)	Stock Option Plan (effective April 19, 1999), filed as Appendix B to the Company’s definitive proxy statement filed March 4, 1999, is incorporated herein by reference.

10(N)	2001 Stock Option Plan, filed as Exhibit D to the Company’s 2001 Proxy Statement dated March 5, 2001, is incorporated herein by reference.

10(O)	Amendment Number One to the 2001 Stock Option Plan, filed as Exhibit 10(JJ) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

Exhibit
Number	Description

10(P)	2000 — 2001 and 2000 — 2002 Long-Term Incentive Plan Summary Plan Description, filed as Exhibit 10(MM) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10(Q)	Form of Award Agreement for 2000 — 2002 Long-Term Incentive Plan, filed as Exhibit 10(OO) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10(R)	2001 — 2003 Long-Term Incentive Plan Summary Plan Description and form of award agreement, filed as Exhibit 10(HH) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10(S)	2002 — 2004 Long-Term Incentive Plan Summary Plan Description and form of award, filed as Exhibit 10(JJ) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated herein by reference.

10(T)	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

10(U)	Management Incentive Program, filed as Exhibit 10(D) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(V)	Senior Executive Management Incentive Plan, filed as Appendix B to the Company’s 2000 Proxy Statement dated March 3, 2000, is incorporated herein by reference.

10(W)	Form of Disability Income Agreement, filed as Exhibit 10(B)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(X)	Form of Supplemental Executive Retirement Plan Agreement, filed as Exhibit 10(C) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(Y)	The B.F. Goodrich Company Benefit Restoration Plan, filed as Exhibit 10(J) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10(Z)	The B.F.Goodrich Company Savings Benefit Restoration Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8 (No. 333-19697), is incorporated herein by reference.

10(AA)	Goodrich Corporation Severance Plan, filed as Exhibit 10(II) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

10(BB)	Form of Management Continuity Agreement entered into by The B.F.Goodrich Company and certain of its employees, filed as Exhibit 10(E) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10(CC)	Form of Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(QQ) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(DD)	Letter dated January 7, 2003 relating to compensation and benefits for David L. Burner.*

10(EE)	Coltec Industries Inc 1992 Stock Option and Incentive Plan (as amended through May 7, 1998).*

10(FF)	Rohr, Inc. 1995 Stock Incentive Plan. *

10(GG)	First Amendment to the Rohr, Inc. 1995 Stock Incentive Plan.*

10(HH)	Second Amendment to the Rohr, Inc. 1995 Stock Incentive Plan.*

Exhibit
Number	Description

10(II)	Employee Stock Purchase Plan, filed as Exhibit E to the Company’s 2001 Proxy Statement dated March 5, 2001, is incorporated herein by reference.

10(JJ)	Amendment Number One to the Employee Stock Purchase Plan, filed as Exhibit 10(KK) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

10(KK)	Outside Directors’ Phantom Share Plan, filed as Exhibit 10(R); to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10(LL)	Directors’ Deferred Compensation Plan.*

13	The Company’s 2002 Annual Report to Shareholders (only those portions incorporated by reference in the Form 10-K).*

21	Subsidiaries. *

23(A)	Consent of Independent Auditors — Ernst & Young LLP.*

99(A)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*