Form 10-Q
period 2003-03-31
GOODRICH CORP
filed 2003-05-14
CIK 42542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

Commission file number 1-892

Goodrich Corporation

(Exact Name of Registrant as Specified in its Charter)

New York (State or other jurisdiction of incorporation or organization)	34-0252680 (I.R.S. Employer Identification No.)

Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, N.C. (Address of principal executive offices)	28217 (Zip Code)

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

Yes ☑       No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑       No ☐

     As of March 31, 2003, there were 117,542,647 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountants’ Review Report

To the Shareholders and Board of Directors of Goodrich Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Goodrich Corporation and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Goodrich Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Charlotte, North Carolina
May 8, 2003

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,

	2003	2002

Sales	$1,094.2	$895.8
Operating Costs and Expenses:
Cost of sales	899.8	673.3
Selling and administrative expenses	182.4	111.7
Restructuring and consolidation costs	9.1	6.9

	1,091.3	791.9

Operating income	2.9	103.9
Interest expense	(39.9)	(23.1)
Interest income	4.5	6.1
Other income (expense) - net	(12.6)	(9.3)

Income (loss) before income taxes and Trust distributions	(45.1)	77.6
Income tax benefit (expense)	14.9	(25.6)
Distributions on Trust Preferred Securities	(2.6)	(2.6)

Income (loss) from continuing operations	(32.8)	49.4
Income from discontinued operations	62.7	1.0
Cumulative effect of change in accounting	(0.5)	(36.1)

Net income	$29.4	$14.3

Basic Earnings (Loss) per Share:
Continuing operations	$(0.28)	$0.48
Discontinued operations	0.53	0.01
Cumulative effect of change in accounting	-.-	(0.35)

Net income	$0.25	$0.14

Diluted Earnings (Loss) per Share:
Continuing operations	$(0.28)	$0.47
Discontinued operations	0.53	0.02
Cumulative effect of change in accounting	-.-	(0.34)

Net income	$0.25	$0.15

Dividends declared per common share	$0.20	$0.275

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN MILLIONS)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$185.8	$149.9
Accounts and notes receivable, less allowances for doubtful receivables ($34.5 at March 31, 2003; $31.4 at December 31, 2002)	699.1	716.0
Inventories	931.0	952.7
Deferred income taxes	117.4	121.3
Prepaid expenses and other assets	37.6	38.0
Assets of discontinued operations	-.-	46.5

Total Current Assets	1,970.9	2,024.4

Property, plant and equipment	1,198.4	1,222.4
Prepaid pension	260.9	250.5
Goodwill	1,193.9	1,194.2
Identifiable intangible assets	455.6	464.8
Payment-in-kind notes receivable, less discount ($11.0 at December 31, 2002)	-.-	141.7
Deferred income taxes	78.3	45.5
Other assets	568.3	644.8

	$5,726.3	$5,988.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term bank debt	$ -.-	$379.2
Accounts payable	404.6	435.8
Accrued expenses	624.3	566.9
Income taxes payable	260.9	150.8
Liabilities of discontinued operations	-.-	16.3
Current maturities of long-term debt and capital lease obligations	3.6	3.9

Total Current Liabilities	1,293.4	1,552.9

Long-term debt and capital lease obligations	2,132.1	2,129.0
Pension obligations	723.9	722.1
Postretirement benefits other than pensions	320.6	323.2
Other non-current liabilities	189.5	202.8
Commitments and contingent liabilities	—	—
Mandatorily redeemable preferred securities of trust	125.5	125.4
Shareholders’ Equity
Common stock - $5 par value
Authorized 200,000,000 shares; issued 131,066,776 shares at March 31, 2003, and 130,568,582 shares at December 31, 2002 (excluding 14,000,000 shares held by a wholly-owned subsidiary at each date)	655.3	652.9
Additional capital	1,032.6	1,027.4
Income retained in the business	42.0	36.1
Accumulated other comprehensive income	(374.0)	(369.1)
Unearned compensation	(1.5)	(1.6)
Common stock held in treasury, at cost (13,524,129 shares at March 31, 2003, and 13,506,977 shares at December 31, 2002)	(413.1)	(412.8)

Total Shareholders’ Equity	941.3	932.9

	$5,726.3	$5,988.3

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Three Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES
Income (loss) from continuing operations	$(32.8)	$49.4
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Restructuring and consolidation:
Expenses	15.3	6.9
Payments	(10.3)	(10.8)
Super 27 asset impairment	79.9	-.-
Depreciation and amortization	56.3	36.8
Deferred income taxes	4.5	(1.9)
Net gains on sales of businesses	-.-	(0.1)
Payment-in-kind interest income	(4.3)	(5.5)
Change in assets and liabilities, net of effects of acquisitions and dispositions of Businesses:
Receivables	12.0	30.6
Change in receivables sold, net	(2.1)	(11.7)
Inventories	(11.0)	(22.5)
Other current assets	(10.4)	2.1
Accounts payable	(38.3)	(52.0)
Accrued expenses	37.5	(47.6)
Income taxes payable	36.5	70.6
Other non-current assets and liabilities	(11.2)	15.4

Net cash provided by operating activities of continuing operations	121.6	59.7

INVESTING ACTIVITIES
Purchases of property	(19.9)	(17.1)
Proceeds from sale of property	2.4	1.1
Proceeds from sale of businesses	-.-	0.5
Proceeds from sale of payment-in-kind note	151.9	-.-
Payments made in connection with acquisitions, net of cash acquired	(2.4)	(0.4)

Net cash provided (used) by investing activities of continuing operations	132.0	(15.9)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt	(379.7)	33.4
Proceeds from issuance of long-term debt	5.5	-.-
Repayment of long-term debt and capital lease obligations	(1.9)	(0.1)
Proceeds from issuance of capital stock	-.-	1.1
Purchases of treasury stock	-.-	(4.7)
Dividends	(23.4)	(28.0)
Distributions on Trust preferred securities	(2.6)	(4.8)

Net cash used by financing activities of continuing operations	(402.1)	(3.1)
DISCONTINUED OPERATIONS
Net cash provided (used) by discontinued operations	185.0	(22.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.6)	0.2

Net Increase in Cash and Cash Equivalents	35.9	18.1
Cash and Cash Equivalents at Beginning of Period	149.9	85.8

Cash and Cash Equivalents at End of Period	$185.8	$103.9

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A: Basis of Interim Financial Statement Preparation

          The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us”, “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

          The Company completed its acquisition of TRW Inc.’s Aeronautical Systems businesses during the fourth quarter of 2002. The results of the Aeronautical Systems businesses are included from the date of acquisition, and are therefore included in the first quarter 2003 results, but not the first quarter 2002 results.

          As discussed in Note J, our former Engineered Industrial Products segment, our Avionics business and our Passenger Restraints business have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to our continuing operations.

Note B: Stock-Based Employee Compensation

          During the first quarter of 2003, the Company adopted Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (SFAS 148), which amends Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). The interim disclosures required by SFAS 148 are presented below.

          The Company grants stock options and performance shares to certain employees, and administers an employee stock purchase plan. Stock-based employee compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No compensation expense is included in net income for stock options or employee stock purchase plan shares. Compensation expense is recognized for performance shares based on an estimate of the number of shares that will be earned adjusted for changes in the market price of the Company’s stock.

          The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123. For purposes of the pro forma disclosures, the estimated fair value of stock options at the date of grant is amortized to expense over the stock option vesting period. Pro forma compensation expense for the employee stock purchase plan awards in a given year included both the fair value of the option to purchase shares at the date of grant and additional compensation to reflect the discounted purchase price. The grant-date fair value of performance shares is amortized to expense over the three-year plan cycle without adjustments for subsequent changes in the market price of the Company’s common stock.

	Three Months
	Ended
	March 31,

(in millions, except per share amounts)	2003	2002

Net income, as reported	$29.4	$14.3
Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	(3.0)	3.2
Stock-based employee compensation (expense) income determined under fair value method for all awards, net of related tax effects	(0.2)	(4.4)

Pro forma net income	$26.2	$13.1

Earnings per share:
Basic, as reported	$0.25	$0.14

Basic, pro forma	$0.22	$0.13

Diluted, as reported	$0.25	$0.15

Diluted, pro forma	$0.22	$0.14

          The Company recorded income related to stock-based compensation in the first quarter of 2003 as a result of revisions to the estimated payout on performance share plans.

Note C: Inventories

     Inventories consist of:

	March 31,	December 31,
	2003	2002

	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$246.2	$238.5
In process	567.7	557.4
Raw materials and supplies	219.7	249.8

	1,033.6	1,045.7
Less:
Reserve to reduce certain inventories to LIFO	(40.6)	(40.3)
Progress payments and advances	(62.0)	(52.7)

Total	$931.0	$952.7

          The preproduction inventory balance on the Boeing 717-200 contract was $30.4 million as of March 31, 2003.

Note D: Business Segment Information

          Effective January 1, 2003, the Company reorganized into three business segments: Airframe Systems, Engine Systems and Electronic Systems. The reorganization was designed to enhance communication and maximize synergies in a streamlined organization. Segment financial results for prior periods have been restated to reflect the new organization.

          Airframe Systems: Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe Systems also includes the aviation technical services division which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment also includes the actuation systems, flight controls and customer services business units that were acquired as part of Aeronautical Systems. Actuation systems provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. Flight controls provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats. The customer service business supports aftermarket products for the Aeronautical Systems businesses.

          Engine Systems: Engine Systems includes the aerostructures business unit, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems and engine controls business units, which were acquired as a part of Aeronautical Systems. Cargo systems produces fully-integrated main deck and lower lobe cargo systems for wide body aircraft. Engine systems provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems.

          Electronic Systems: Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris, engine, transmission and structural health, and aircraft motion control systems. The segment’s products also include warning and detection systems, ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems and laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats and crew and attendant seating. The power systems business unit, which was acquired as part of Aeronautical Systems, provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. The hoists and winches business unit, also acquired as part of Aeronautical Systems, provides airborne hoists and winches used on both helicopters and fixed wing aircraft.

          Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated. There are no significant inter-segment sales.

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions)
Sales
Airframe Systems	$454.7	$334.6
Engine Systems	385.7	344.9
Electronic Systems	253.8	216.3

Total Sales	$1,094.2	$895.8

Segment Operating Income (Loss)
Airframe Systems	$22.8	$32.4
Engine Systems	(35.9)	56.9
Electronic Systems	31.9	30.2

	18.8	119.5
Corporate General and Administrative Expenses	(15.9)	(15.6)

Total Operating Income	$2.9	$103.9

          Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	March 31,	December 31,
	2003	2002

Assets
Airframe Systems	$1,640.4	$1,635.8
Engine Systems	1,858.7	1,953.7
Electronic Systems	1,424.9	1,447.5
Assets of Discontinued Operations	-.-	46.5
Corporate	802.3	904.8

Total Assets	$5,726.3	$5,988.3

Note E: Earnings Per Share

          The computation of basic and diluted earnings per share from continuing operations is as follows:

	Three Months
	Ended
	March 31,

(In millions, except per share amounts)	2003	2002

Numerator:
Numerator for basic earnings per share — income (loss) available to common shareholders	$(32.8)	$49.4
Denominator:
Denominator for basic earnings per share — weighted-average shares	117.2	101.8

Effect of dilutive securities:
Stock options, performance shares, restricted shares and employee stock purchase plan shares	—	0.7
Convertible preferred securities	—	2.9

Dilutive potential common shares	—	3.6

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	117.2	105.4

Earnings (loss) per share:
Basic	$(0.28)	$0.48

Diluted	$(0.28)	$0.47

Note F: Comprehensive Income

          Total comprehensive income consists of the following:

	Three Months
	Ended
	March 31,

	2003	2002

	(Dollars in millions)
Net Income	$29.4	$14.3
Other Comprehensive Income —
Unrealized translation adjustments during period	(2.2)	(0.8)
Gain (loss) on cash flow hedge	(2.7)	(0.2)

Total Comprehensive Income	$24.5	$13.3

          Accumulated other comprehensive income consists of the following (dollars in millions):

	March 31,	December 31,
	2003	2002

Cumulative unrealized translation adjustments	$(10.2)	$(8.0)
Minimum pension liability adjustment	(380.5)	(380.5)
Accumulated gain on cash flow hedge	16.7	19.4

	$(374.0)	$(369.1)

          The minimum pension liability amounts above are net of deferred taxes of $204.9 million. The accumulated gain on cash flow hedges above is net of deferred taxes of $8.2 million and $9.6 million at March 31, 2003 and December 31, 2002, respectively.

Note G: Restructuring and Consolidation Costs

          For the three months ended March 31, 2003, the Company recorded restructuring and consolidation charges totaling $9.1 million. The charges were recorded across the Company’s segments as follows:

Three Months Ended
March 31, 2003

(Dollars in millions)
Airframe Systems	$3.7
Engine Systems	4.9
Electronic Systems	0.5

$9.1

          Restructuring and consolidation reserves at December 31, 2002 and March 31, 2003, as well as activity during the three months ended March 31, 2003, consisted of:

	(Dollars in millions)
	Balance				Balance
	December 31,			Acquisition	March 31,
	2002	Provision	Activity	Related	2003

Personnel-related costs	$17.6	$2.6	$(8.2)	$13.0	$25.0
Consolidation	5.7	6.5	(6.1)	5.3	11.4

	$23.3	$9.1	$(14.3)	$18.3	$36.4

     The following is a description of key components of the $9.1 million provision for restructuring and consolidation costs in the first three months of 2003:

          Airframe Systems: The segment recorded $3.7 million in restructuring and consolidation costs, consisting of $0.1 million in personnel-related costs and $3.6 million in consolidation costs.

          The personnel-related charge was for employee severance. The consolidation costs were comprised of $2.6 million in non-cash asset impairment charges and $1.8 million for environmental remediation for a surplus building, offset by a reserve reversal of $0.8 million due to a revision of estimated consolidation costs.

          Engine Systems: The segment recorded $4.9 million in restructuring and consolidation costs, consisting of $2.2 million in personnel-related costs and $2.7 million in consolidation costs.

          The personnel-related charges are for employee severance and benefits. Consolidation costs include $1.3 million in non-cash asset impairment charges and facility closure costs of $1.4 million for machinery and equipment relocation and other facility closure costs.

          Electronic Systems: The segment recorded $0.5 million in restructuring and consolidation costs, consisting of $0.3 million in personnel related costs and $0.2 million in consolidation costs.

          The personnel related charges are for employee severance and benefits. Consolidation costs included $0.1 million in non-cash accelerated depreciation and $0.1 million in equipment relocation and other facility closure costs.

          During the three months ended March 31, 2003, over 400 employees were terminated as part of the restructuring activities described above. As of March 31, 2003, the Company expects to further reduce employment levels by more than 1,700 people in 2003 and 2004.

Restructuring and Consolidation Costs — Activity

          The $14.3 million decrease in reserves consisted of $10.3 million in cash payments and $4.0 million in asset impairments.

Restructuring and Consolidation Costs — Acquisition Related

          The $18.3 million increase in restructuring reserves in the acquisition related column relates to reserves that the Company recorded in the opening balance sheet for the Aeronautical Systems acquisition.

Note H: Asset Impairments

          During the first quarter of 2003, the Company recorded a non-cash $79.9 million pre-tax asset impairment charge for the Company’s Super 27 re-engining program, reflecting a revaluation of the assets in light of current market conditions

          In March 2003, the Company repossessed four Super 27 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the recent further deterioration in the commercial airline market due to the conflict in Iraq and SARS has made available more aircraft that compete with or are newer than the Super 27 aircraft. Because of these events, the Company believes that its ability to recover the recorded values of the Company’s inventory and notes receivable has been significantly affected. Based on an independent appraisal and the Company’s assessment of current market conditions, the Company wrote down the carrying value of its inventory to equal the estimated market value of $12.2 million. The Company also wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable. The Company’s remaining notes receivable of $8.5 million represents the present value of expected future cash flows related to the receivables. The value assigned to the four repossessed Super 27 aircraft of $6.4 million represents the Company’s assessment of the current market value of inventory based upon the appraisal.

          The Company also recorded a non-cash $11.7 million pre-tax asset impairment charge related to its equity investment in Cordiem LLC and a non-cash $6.2 million pre-tax impairment charge on rotable landing gear assets.

Note I: Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill for the three months ended March 31, 2003, by segment are as follows:

		Business
	Balance	Combinations			Foreign	Balance
	December 31,	Completed			Currency	March 31,
	2002	or Finalized	Other		Translation	2003

	(Dollars in millions)
Airframe Systems	$185.1	$3.4	$	-.-	$1.4	$189.9
Engine Systems	406.6	5.5		-.-	3.0	415.1
Electronic Systems	602.5	31.5		(46.3)	1.2	588.9

	$1,194.2	$40.4		$(46.3)	$5.6	$1,193.9

          Of the $40.4 million increase to goodwill as a result of business combinations completed or finalized, $39.4 million related to revisions to the purchase price allocation for the Aeronautical Systems acquisition and $1.0 million related to the adjustment of the purchase price of an acquisition due to an earn-out agreement.

          The $46.3 million reduction in goodwill in Electronic Systems represents the goodwill allocated to the Avionics business, which was sold during the first quarter of 2003.

          The allocation of the purchase price for the Aeronautical Systems acquisition has been performed based on the assignment of fair values to assets acquired and liabilities assumed. Certain aspects of the purchase price allocation are based on preliminary estimates and are subject to change. Items that may affect the ultimate purchase price allocation include revisions to asset appraisals, finalization of restructuring plans that qualify for accrual in the opening balance sheet and other information that provides a better estimate of the fair value of assets acquired and liabilities assumed.

          Identifiable intangible assets as of March 31, 2003 are comprised of:

	GROSS	ACCUMULATED
	AMOUNT	AMORTIZATION

	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$159.4	$41.6
Customer relationships	254.8	7.0
Technology	83.9	0.5
Non-compete agreements	6.6	4.6
Sourcing contracts	5.5	0.9

	$510.2	$54.6

          Amortization of intangible assets for the three months ended March 31, 2003 was $4.6 million. Amortization expense of these intangible assets for 2003 to 2007 is estimated to be approximately $20 million per year. There were no indefinite lived identifiable intangible assets as of March 31, 2003.

Note J: Discontinued Operations

          The disposition of the former Engineered Industrial Products segment, the Avionics business and the Passenger Restraints Systems business each represented the disposal of a component of an entity under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Engineered Industrial Products, Avionics and Passenger Restraints Systems have been segregated in the accompanying unaudited condensed consolidated statement of income, unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows.

          The following summarizes the results of discontinued operations:

	Three Months
	Ended
	March 31,

(Dollars in millions)	2003	2002

Sales:
Avionics and Passenger Restraints Systems	$24.3	$25.4
Engineered Industrial Products	—	166.9

	$24.3	$192.3

Pretax income (loss) from operations:
Avionics and Passenger Restraints Systems	$(0.9)	$0.2
Engineered Industrial Products	—	4.7

	(0.9)	4.9
Income tax (expense) benefit	0.3	(1.9)
Distributions on Trust preferred securities	—	(2.0)
Gain on sale of Avionics (net of income tax expense of $38.8 million in 2003)	63.3	—

Income from discontinued operations	$62.7	$1.0

Avionics and Passenger Restraints Systems

          On March 28, 2003, the Company completed the sale of its Avionics business to L-3 Communications Corporation for $188 million. Accordingly, this business has been reported as a discontinued operation beginning with the first quarter of 2003.

          During the first quarter of 2003, the Company ceased all operations of its Passenger Restraints Systems business. Accordingly, this business has been reported as a discontinued operation beginning with the first quarter of 2003.

Engineered Industrial Products

          On May 31, 2002, the Company completed the tax-free spin-off of its former Engineered Industrial Products (EIP) segment. The spin-off was effected through a tax-free distribution to the Company’s shareholders of all of the capital stock of EnPro Industries, Inc., then a wholly-owned subsidiary of Goodrich. In the spin-off, the Company’s shareholders received one share of EnPro common stock for every five shares of the Company’s common stock owned on the record date, May 28, 2002.

          At the time of the spin-off, EnPro’s only material asset was all of the capital stock and certain indebtedness of Coltec Industries Inc (Coltec). Coltec and its subsidiaries owned substantially all of the assets and liabilities of the EIP segment, including the associated asbestos liabilities and related insurance.

          Prior to the spin-off, Coltec also owned and operated an aerospace business. Before completing the spin-off, Coltec’s aerospace business assumed all intercompany balances outstanding between Coltec and the Company and Coltec then transferred to the Company by way of a dividend all of the assets, liabilities and operations of Coltec’s aerospace business, including these assumed balances. Following this transfer and prior to the spin-off, all of the capital stock of Coltec was contributed to EnPro, with the result that at the time of the spin-off Coltec was a wholly-owned subsidiary of EnPro.

          In connection with the spin-off, the Company and EnPro entered into a distribution agreement, a tax matters agreement, a transition services agreement, an employee matters agreement and an indemnification agreement, which govern the relationship between the Company and EnPro after the spin-off and provide for the allocation of employee benefits, tax and other liabilities and obligations attributable to periods prior to the spin-off.

          The spin-off was recorded as a dividend and resulted in a reduction in shareholders’ equity of $409.1 million representing the recorded value of net assets of the business distributed, including cash of $47.0 million. The distribution agreement provided for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed. At March 31, 2003, the final adjustment had been calculated and is subject to a dispute resolution process. The Company expects that the final resolution of this process on its unaudited condensed consolidated financial statements will be immaterial.

          The $150 million of outstanding Coltec Capital Trust 5¼ percent convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations prior to the spin-off remained outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.

Note K: Cumulative Effect of Change in Accounting

          The cumulative effect of an accounting change, as presented after taxes, for the first quarter of 2003 of a loss of $0.5 million represents the adoption of Statement of Financial Standards No. 143, “Accounting for Asset Retirement Obligations.” The Company established a liability for contractual obligations for the retirement of long-lived assets. The cumulative effect of an accounting change, as presented after taxes, for the first quarter of 2002 of a loss of $36.1 million represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, the Company determined that goodwill relating to the aviation technical services reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, the Company recognized an impairment charge, representing total goodwill of the aviation technical services reporting unit. The goodwill was non-deductible for tax purposes.

Note L: Financing Arrangements

Credit Facilities

          In October 2002, the Company borrowed $1.5 billion under a committed syndicated credit agreement expiring in July 2003, to finance the acquisition of Aeronautical Systems from TRW Inc. During 2002, the Company repaid $1.3 billion with the proceeds from the issuance of common stock and long-term debt, operating cash flow and the proceeds from the sale of certain non-operating assets. In March 2003, the Company repaid the balance of $200 million with the proceeds from the sale of the Noveon International, Inc. payment-in-kind notes and a portion of the proceeds from the sale of the Company’s Avionics business.

          As of March 31, 2003, the Company had $750 million in committed global syndicated revolving credit agreements with a group of international banks. These credit facilities consist of a $425 million three-year agreement expiring in December 2004 and a $325 million 364-day agreement expiring in September 2003. At March 31, 2003, there were no borrowings under these facilities. At December 31, 2002, $155 million was borrowed under these committed revolving credit facilities. During the first quarter of 2003, all amounts borrowed were repaid with a portion of the proceeds from the sale of the Company’s Avionics business, cash flow from operations and proceeds from the sale of certain non-operating assets.

          The Company also maintains $100 million of uncommitted domestic money market facilities and $6.8 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. As of March 31, 2003, there were no borrowings under these facilities. At December 31, 2002, $23.5 million was borrowed under these facilities. These uncommitted credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facilities and with various cash management, trust and other services. As a result of these established relationships, the Company believes that its uncommitted facilities are a highly reliable and cost-effective source of liquidity.

          Continued borrowing under the Company’s credit facilities is conditioned upon compliance with financial and other covenants set forth in the related agreements. The Company is currently in compliance with all such covenants. The Company’s credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of the Company’s indebtedness. However, a ratings downgrade would result in an increase in the interest rate and fees payable under the Company’s syndicated revolving credit facilities. Such a downgrade also could adversely affect the Company’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such new facilities.

Note M: Off-Balance Sheet Arrangements

Lease Agreements

          The Company finances its use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed the Company to lease up to a maximum of $95 million at March 31, 2003. At March 31, 2003, $56.9 million of future minimum lease payments were outstanding under these arrangements. In addition, the Company also has various other operating lease agreements in which the lessor claims the deduction for tax depreciation whose future minimum lease payments approximated $151.0 million at March 31, 2003.

Sale of Receivables

          At March 31, 2003, the Company had in place a trade receivables securitization program pursuant to which it could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $95.2 million at March 31, 2003 as compared to $97.3 million at December 31, 2002.

          Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization agreement includes a credit rating downgrade trigger pursuant to which the agreement may be terminated upon a rating downgrade to levels below BB- by Standard & Poor’s and Ba3 by Moody’s Investor Services. If such an event were to occur, the Company expects that it would have sufficient capital resources through the Company’s existing revolving credit facilities to satisfy any termination requirements.

Note N: Derivatives and Hedging Activities

          The Company has subsidiaries that conduct a substantial portion of their business in Great Britain Pounds and Euros, but have significant sales contracts that are denominated in U.S. dollars. In March 2002, the Company entered into forward contracts that mature each month between April 2002 and December 2003 to exchange U.S. dollars for Euros. In October 2002, the Company entered into forward contracts that mature on a monthly basis from October 2002 to April 2007 to exchange U.S. dollars for Euros and Great Britain Pounds.

          The forward contracts described above are used to mitigate the potential volatility to cash flow arising from changes in currency exchange rates. The hedges are being accounted for as cash flow hedges. The derivatives are recorded at fair value with the offset reflected in accumulated other comprehensive income, net of deferred taxes. The fair value of the hedges at March 31, 2003 was an asset of $25.0 million, of which $9.5 million is recorded in Prepaid Expenses and Other Assets and $15.5 million is recorded in Other Assets.

          The $25.0 million gross gain (before deferred taxes of $8.2 million) recorded in accumulated other comprehensive income will be reflected in income as the individual contracts mature, and the hedged item impacts earnings. As of March 31, 2003, the portion of the $25.0 million gain that would be reclassified into earnings as an increase in sales in the next 12 months is a gain of $9.5 million.

Note O: Guarantees

          The Company extends financial and product performance guarantees to third parties. As of March 31, 2003 the following financial guarantees were outstanding:

	MAXIMUM	CARRYING
	POTENTIAL	AMOUNT OF
(Dollars in millions)	PAYMENT	LIABILITY

Environmental remediation indemnification (Note P)	No limit	$28.7
Financial Guarantees:
TIDES (Note P)	$150.0	$—
Debt and lease payments (Note P)	$4.1	$—
Residual values on leases (Note M)	$51.8	$—
Executive loans to purchase Company stock	$9.3	$—

          Prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), the Company accrued for costs associated with guarantees when it was probable that a liability has been incurred and the amount could be reasonably estimated. The most likely cost to be incurred was accrued based on an evaluation of currently available facts, and where no amount within a range of estimates was more likely, the minimum was accrued. Guarantees extended subsequent to the adoption of FIN 45 will be recorded at fair value.

          The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

          The changes in the carrying amount of service and product warranties for the quarter ended March 31, 2003, are as follows:

(Dollars in millions)
Balance at December 31, 2002	$67.9
Service and product warranty provision	11.9
Payments	(10.4)

Balance at March 31, 2003	$69.4

Note P: Contingencies

General

          There are pending or threatened against the Company or the Company’s subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial position or results of operations. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental, tax and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental

          The Company is subject to various domestic and international environmental laws and regulations which may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws.

          The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities and the professional judgment of the Company’s environmental specialists in consultation with outside environmental specialists, when necessary. Estimates of the Company’s liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

          Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified as a potentially responsible party are likely to have a material adverse effect on the Company’s financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations or cash flows in a given period.

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

          At March 31, 2003, the Company’s liabilities for environmental remediation obligations totaled $92.0 million, of which $16.4 million was included in current liabilities as Accrued Liabilities. Of the $92.0 million, $23.6 million was associated with ongoing operations and $68.4 million was associated with businesses previously disposed of or discontinued.

          The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which the Company has been identified in up to 30 years. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

Tolo Litigation

          In May 2000, the Company and its subsidiary Rohr, Inc. were served with a complaint in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo is a subsidiary of Rohr that was acquired in 1997 pursuant to a stock purchase agreement. The former shareholders alleged that the Company and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that the Company was liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and the Company was also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. The Company and Rohr appealed the judgment.

          In December 2002, the appellate court issued a ruling directing the trial court to enter judgment in favor of the Company and Rohr on both the fraud claim and the breach of contract claim. The plaintiffs’ motion for rehearing of that ruling was subsequently denied. On April 16, 2003, the plaintiffs’ petition for review with the California Supreme Court was denied.

Asbestos

          The Company and certain of its subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers in products, or which may have been present in the Company’s facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. The Company believes that it has substantial insurance coverage available to it related to any remaining claims. The Company believes that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company’s financial condition or results of operations.

Liabilities of Divested Businesses

Asbestos

          At the time of the EIP spin-off, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against the Company on the theory that the Company has some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company’s ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

          A limited number of asbestos-related claims have been asserted against the Company as “successor” to Coltec or one of its subsidiaries. The Company believes that it has substantial legal defenses against these claims, as well as against any other claims that may be asserted against it on the theories described above. In addition, the agreement between EnPro and the Company that was used to effectuate the spin-off provides the Company with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to the Company. If the Company is ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, the Company believes it would not have a material adverse effect on the Company’s financial condition, but could have a material adverse effect on the Company’s results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Other

          In connection with the divestiture of the Company’s tire, vinyl and other businesses, the Company has received contractual rights of indemnification from third parties for environmental and other claims arising out of the divested businesses. Failure of these third parties to honor their indemnification obligations could have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flow.

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

          In addition to the Company’s guarantee of the TIDES, it has an outstanding contingent liability for guarantees of debt and lease payments of $4.1 million, letters of credit of $36.9 million, residual value of leases of $51.8 million and executive loans to purchase the Company’s stock of $9.3 million at March 31, 2003.

Commercial Airline Customers

          The downturn in the commercial air transport market, the terrorist attacks on September 11, 2001, the military conflict in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS) have adversely affected the financial condition of many of the Company’s commercial airline customers. Many of these customers have requested extended payment terms for future shipments and/or reduced pricing. The Company reviews and evaluates these requests on a case-by-case basis. The Company performs ongoing credit evaluations on the financial condition of all of the Company’s customers and maintain reserves for uncollectible accounts receivable based upon expected collectibility. Although the Company believes its reserves are adequate, the Company is not able to predict the future financial stability of these customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The extent to which extended payment terms are granted to customers may negatively affect future cash flow.

B717-200 Program

          The Company’s aerostructures business also has a contract with Boeing on the B717-200 program that is subject to certain risks and uncertainties. Recovery of preproduction inventory balances of $30.4 million as of March 31, 2003 is subject to Boeing’s future production rate and delivery schedule as well as the Company’s future cost structure and learning curve assumptions.

Tax Litigation

          In 2000, the Company made a $113.7 million payment to the Internal Revenue Service for an income tax assessment and the related accrued interest. The Company is currently pursuing its judicial remedies for a refund of this payment. A reasonable estimation of the Company’s potential refund cannot be made at this time; accordingly, no receivable has been recorded.

          Also in 2000, the Internal Revenue Service issued a statutory notice of deficiency asserting that Rohr, Inc., a subsidiary of the Company, was liable for $85.3 million of additional income taxes. In 2001, Rohr filed a petition in the U.S. Tax Court opposing the proposed assessment.

Note Q: New Accounting Standards

          During April 2003, the Financial Accounting Standard Board issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivatives, including certain derivatives instruments embedded in other contracts, and for hedging activities under Statement No. 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company is currently assessing the effect of the Statement but does not expect Statement No. 149 to have a material effect on the Company’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations

          YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF GOODRICH CORPORATION INCLUDED ELSEWHERE IN THIS DOCUMENT.

          THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY” FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.

          OUR FORMER ENGINEERED INDUSTRIAL PRODUCTS SEGMENT, AVIONICS BUSINESS AND PASSENGER RESTRAINT SYSTEMS BUSINESS HAVE BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO OUR CONTINUING OPERATIONS.

Overview

          We are one of the largest worldwide suppliers of aerospace components, systems and services to the commercial, regional, business and general aviation markets. We are also a leading supplier of aircraft and satellite systems products to the global military and space markets. Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America and Europe.

Business Segments

          Effective January 1, 2003, we reorganized into three business segments: Airframe Systems, Engine Systems and Electronic Systems. The reorganization was designed to enhance communication and maximize synergies in a streamlined organization. Segment financial results for prior periods have been restated to reflect the new organization.

          Airframe Systems: Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe Systems also includes the aviation technical services division which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment also includes the actuation systems, flight controls and customer services business units that were acquired as part of Aeronautical Systems. Actuation systems provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. Flight controls provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats. The customer service business supports aftermarket products for the Aeronautical Systems businesses.

          Engine Systems: Engine Systems includes the aerostructures business unit, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems and engine controls business units, which were acquired as a part of Aeronautical Systems. Cargo systems produces fully-integrated main deck and lower lobe cargo systems for wide body aircraft. Engine systems provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems.

          Electronic Systems: Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris, engine, transmission and structural health, and aircraft motion control systems. The segment’s products also include warning and detection systems, ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems, laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats and crew and attendant seating. The power systems business unit, which was acquired as part of Aeronautical Systems, provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. The hoists and winches business unit, also acquired as part of Aeronautical Systems, provides airborne hoists and winches used on both helicopters and fixed wing aircraft.

Acquisition and Divestitures

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

          We financed the acquisition through a $1.5 billion, 364-day credit facility provided by some of our existing lenders. In the fourth quarter of 2002, we repaid $1.3 billion of the credit facility using proceeds from an offering of our common stock for net proceeds of $216.2 million, the issuance of $800 million of 5 and 10-year notes for net proceeds of $793.1 million, cash flow from operations and the sale of non-operating assets. During the first quarter 2003, we repaid the balance of the facility with funds generated from the sale of the Noveon International, Inc. payment-in-kind notes and a portion of the proceeds from the sale of our Avionics business.

          As a result of integration activities with respect to the TRW Aeronautical Systems businesses, we expect to realize annual cost savings of approximately $30 to $40 million, net of anticipated incremental costs, by the beginning of 2005. These cost savings are expected to result from consolidation of duplicate facilities, reduction of personnel and expenditures, expansion of procurement initiatives and the use of best practices across the combined businesses.

Sale of the Avionics Business

          On March 28, 2003, we completed the sale of our Avionics business to L-3 Communications Corporation for $188 million or $181 million net of fees and expenses. The gain on the sale was $63.3 million after tax, which was reported as income from discontinued operations. The Avionics business marketed a variety of state-of–the art avionics instruments and systems primarily for general aviation, business jet and military aircraft. Prior periods have been restated to reflect the Avionics business as a discontinued operation.

Spin-Off of Engineered Industrial Products

          On May 31, 2002, we completed the tax-free spin-off of our former Engineered Industrial Products (EIP) segment. The spin-off was effected through a tax-free distribution to our shareholders of all of the capital stock of EnPro Industries, Inc., then a wholly-owned subsidiary of Goodrich. In the spin-off, our shareholders received one share of EnPro common stock for every five shares of our common stock owned on the record date, May 28, 2002.

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

          The spin-off was recorded as a dividend and resulted in a reduction in shareholders’ equity of $409.1 million representing the recorded value of net assets of the business distributed, including cash of $47.0 million. The distribution agreement provided for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed. At March 31, 2003, the final adjustment had been calculated and is subject to a dispute resolution process. We expect that the final resolution of this process on our Unaudited Condensed Consolidated Financial Statements will be immaterial.

          The $150 million of outstanding Coltec Capital Trust 5¼ percent convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations prior to the spin-off remained outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. We have guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us for any costs and liabilities arising under or related to the TIDES after the spin-off.

2003 First Quarter Results

               The following table highlights our results of operations for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,

	2003	2002

	(In millions, except per share data)
Sales	$1,094.2	$895.8

Segment Operating Income	$18.8	$119.5

Income (Loss) from Continuing Operations	$(32.8)	$49.4
Income from Discontinued Operations	62.7	1.0
Cumulative Effect of an Accounting Change	(0.5)	(36.1)

Net Income	$29.4	$14.3

Diluted EPS-Net Income	$0.25	$0.15

Net Cash Provided by Operating Activities	$121.6	$59.7

Income (Loss) from Continuing Operations for the first quarter of 2003 includes the following items:

•	A write-down of inventory and long term receivables relating to the Super 27 re-engining program of $53.6 million after tax, or $0.46 per diluted share.

•	A write-off of our equity investment in Cordiem LLC, an aerospace e-business venture, of $7.8 million after tax, or $0.07 per diluted share.

•	An impairment of excess facilities and spare part valuation adjustments resulting in a charge of $8.1 million after tax, or $0.07 per diluted share.

•	Restructuring charges, including severance and plant closing costs of $2.2 million after tax, or $0.02 per diluted share.

•	A provision for accounts receivable due to customer bankruptcies of $1.5 million after tax, or $0.01 per share.

•	The sale by us of $155.8 million in aggregate principal amount of Noveon International, Inc. payment-in-kind notes (Noveon PIK Notes) which resulted in a gain of $5.0 million after tax, or $0.04 per diluted share.

Income (Loss) from Continuing Operations for the first quarter of 2002 includes the following items:

•	Restructuring charges, including severance and plant closing costs of $4.5 million after tax, or $0.04 per diluted share.

•	A provision for accounts receivable due to customer bankruptcies of $1.0 million after tax, or $0.01 per share.

Outlook

              Over the past quarter the accelerating downturn in global commercial aerospace markets has negatively affected our business. This downturn is driven by several factors, including a continuing weak global economic outlook and the decreased financial health of airlines worldwide, which has been exacerbated by the military conflict in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS) in the Asia-Pacific region. These factors have resulted in a significant decrease in airline flight capacity, as well as declining demand for new aircraft in all commercial sectors, all of which have negatively impacted our original equipment and aftermarket businesses.

              We are initiating a number of aggressive actions in 2003 in response to the weak market environment. These actions include further reductions in manufacturing capacity and employment levels, so that the scale of operations are better matched to customer demand. Including employment reductions associated with the acquisition of Aeronautical Systems, we expect to reduce employment levels by more than 1,700 people in 2003 and 2004. Further, we are reducing the match on our U.S. 401(k) employee savings plan from 100 percent to 50 percent of the first 6 percent of employee contributions, effective June 1, 2003. In addition to these initiatives, we have also recognized impairment charges in the first quarter of 2003 related to certain assets due to declining demand and reduced valuations.

              In view of the current market environment, we have revised our diluted earnings per share (EPS), sales and cash flow outlook for 2003. Our estimate for 2003 has been revised from $1.45 - $1.60 to $0.27 - $0.42 for diluted EPS from continuing operations. The downward revision reflects the impact of the current market environment, the first quarter of 2003 actual results and the impact of additional asset impairment charges and severance and facility closure costs as noted in the table below. Our estimate for asset impairment, facility closures and headcount reduction charges included in continuing operations for 2003 has been increased from $0.18 - $0.21 per share to $1.02 - $1.14 per share. The sales outlook for 2003 has been revised from $4.4 - $4.5 billion to $4.3 billion.

          Our current outlook for diluted EPS of $0.80 - $0.95 includes income from discontinued operations of $0.53. Our EPS outlook will be provided only on this basis in future filings.

          Regarding the market segments in which we operate, the outlook assumes that the demand for large commercial transport original equipment declines in line with manufacturers’ forecasts for delivery, from 684 deliveries in 2002 to about 550 in 2003, with further declines expected in 2004. Large commercial jet aftermarket sales are now expected to decrease about 5 - 10 percent in 2003, as the airlines continue to expect a difficult market environment as a result of current economic and political conditions, and the impact of SARS. Regional aircraft sales are expected to be relatively flat in 2003, while sales of business aircraft are expected to decline dramatically. Aftermarket sales for regional, business and general aviation aircraft are expected to be flat or slightly up, when compared to 2002. Military sales (OE and aftermarket) should increase roughly in line with global military budgets, between 5 percent and 10 percent.

Full year 2003 Outlook	Full Year 2003 estimate

	After-tax earnings	Diluted
	($ in Millions)	EPS

Net income	$95 - $115	$0.80 - $0.95
Included in net income (amounts after-tax):
Income from discontinued operations	$63	$0.53
Gain on sale of Noveon PIK notes	$5	$0.04
Non-cash asset impairment charges
Cordiem investment write-off	($8)	($0.07)
Super 27 inventory and receivables impairment	($54)	($0.46)
Other asset impairments	($23 - $30)	($0.19 - $0.25)
Accounts receivable write-off due to customer bankruptcies	($2)	($0.01)
Subtotal – non-cash asset impairment charges	($87 - $94)	($0.73 - $0.79)
Capacity reduction actions
Facility closures and headcount reductions	($34 - $40)	($0.29 - $0.35)

          Our cash flow from operations outlook for 2003 has been revised from $350 - $400 million to $315 - $350 million to reflect the changes in income and the increased cash payments expected for the facility closures and headcount reductions. The current outlook includes estimated cash payments for facility closures and headcount reductions of $55 - $65 million. The asset impairment charges discussed above do not impact cash flow, and the cash impact of the reduced operating results are expected to be largely offset by projected reductions in capital spending and improvements in working capital.

          We expect capital expenditures in 2003 to be $140 - $160 million.

Results of Operations

Total Company

First Quarter of 2003 Compared With First Quarter of 2002

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions)
Sales	$1,094.2	$895.8

Segment Operating Income	18.8	119.5
Corporate General and Administrative Costs	(15.9)	(15.6)

Total Operating Income	2.9	103.9
Net Interest Expense	(35.4)	(17.0)
Other Income (Expense) — net	(12.6)	(9.3)
Income Tax (Expense) Benefit	14.9	(25.6)
Distribution on Trust Preferred Securities	(2.6)	(2.6)

Income (Loss) from Continuing Operations	(32.8)	49.4
Income from Discontinued Operations	62.7	1.0
Cumulative Effect of an Accounting Change	(0.5)	(36.1)

Net Income	$29.4	$14.3

          Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

          Corporate general and administrative costs of $15.9 million for the first quarter 2003 were slightly higher than the $15.6 million for the first quarter 2002. Corporate general and administrative costs as a percentage of sales improved to 1.5 percent in the first quarter of 2003 from 1.7 percent in the first quarter of 2002. The improvement resulted from the acquisition of Aeronautical Systems with minimal increase in corporate general and administrative costs and lower incentive compensation.

          Interest expense — net increased $18.4 million primarily due to interest of $14.6 million on the long-term debt of $800 million issued in the fourth quarter of 2002 to finance the acquisition of Aeronautical Systems. Interest expense also increased due to the higher average level of short-term debt during the first quarter of 2003 as compared to the first quarter of 2002.

          Other income (expense) — net increased by $3.3 million from expense of $9.3 million in the first quarter of 2002 to expense of $12.6 million in the first quarter of 2003. The increase in expense resulted from the write-off of our equity investment in Cordiem LLC of $11.7 million, offset in part by a gain on the sale of the Noveon PIK Notes of $6.9 million and a gain on the sale of real estate of $0.9 million.

          Our estimated effective tax rate from continuing operations during the first quarter of 2003 and 2002 was 33.0 percent for each quarter.

          Income from discontinued operations, after tax, was $62.7 million during the first quarter of 2003 primarily representing the gain on the sale of the Avionics business in the first quarter of 2003 of $63.3 million. Income from discontinued operations for the avionics and passenger restraint systems operating results was a loss of $0.6 million in the first quarter of 2003 and income of $0.2 million in the first quarter of 2002. Our passenger restraint systems business ceased operations in the first quarter of 2003. Also included in income from discontinued operations was profit of $0.8 million in the first quarter of 2002 for the Engineered Industrial Products segment which was spun-off to shareholders on May 31, 2002.

          The cumulative effect of an accounting change, as presented after taxes, for the first quarter of 2003 of a loss of $0.5 million represents the adoption of Statement of Financial Standards No. 143 “Accounting for Asset Retirement Obligations.” We established a liability for contractual obligations for the retirement of long-lived assets. The cumulative effect of an accounting change, as presented after taxes, for the first quarter of 2002 of a loss of $36.1 million represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, we determined that goodwill relating to the aviation technical services reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, we recognized an impairment charge, representing total goodwill of the aviation technical services reporting unit. The goodwill was non-deductible for tax purposes.

Business Segment Performance

Segment Analysis

          Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems.

          An expanded analysis of sales and operating income by business segment follows.

          In the following tables, segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.

First Quarter 2003 Compared with First Quarter 2002

	Three Months Ended March 31,

				% of Sales

	2003	2002	%	2003	2002

			Change

	(Dollars in millions)
SALES
Airframe Systems	$454.7	$334.6	35.9
Engine Systems	385.7	344.9	11.8
Electronics Systems	253.8	216.3	17.3

Total Sales	$1,094.2	$895.8	22.1

SEGMENT OPERATING INCOME (LOSS)
Airframe Systems	$22.8	$32.4	(29.6)	5.0	9.7
Engine Systems	(35.9)	56.9		(9.3)	16.5
Electronic Systems	31.9	30.2	5.6	12.6	14.0

Segment Operating Income (Loss)	$18.8	$119.5	(84.3)	1.7	13.3

          Airframe Systems: Airframe Systems segment sales of $454.7 million in the first quarter of 2003 increased $120.1 million, or 35.9 percent from $334.6 million in the first quarter of 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in the Airframe Systems segment which together represented about $150 million in sales in the first quarter of 2003. Excluding these businesses, sales decreased approximately $30 million from the year-ago quarter. Sales for aftermarket wheels and brakes increased from the year-ago quarter due to additional demand for aftermarket wheel and brake primarily due to additional volume on the B747 and F16 programs. This increase in sales was more than offset by lower sales in landing gear due to decreased sales of original equipment to Boeing, primarily on the B737 and the B777 programs, and a decrease in wheel and brake services due to the completion of a major customer contract during the fourth quarter of 2002.

          Airframe Systems segment operating income decreased $9.6 million, or 29.6 percent, from $32.4 million in the first quarter of 2002 to $22.8 million in the first quarter 2003. Included in the first quarter of 2003 was a charge of $6.2 million for the write-down of rotable landing gear due to current market conditions. The additional decrease in operating income from the first quarter of 2002 to the first quarter 2003 of $3.4 million was primarily due to the decreased sales for landing gear original equipment in the commercial market, decreased sales for wheel and brake services due to the completion of a major customer contract in the fourth quarter of 2002 and higher pension expense. Segment operating income was positively impacted by higher sales for wheels and brakes and reduced strategic sales incentives on wheel and brake original equipment deliveries compared to the year-ago quarter and the implementation of productivity initiatives across the segment in 2002. The Aeronautical Systems businesses in the Airframe Systems segment contributed marginal operating income to the operating income of the segment, primarily as a result of costs to support awards for actuation products on the A380. Restructuring costs were $3.7 million in the first quarter of 2003 and $2.1 million in the first quarter of 2002.

          Engine Systems: Engine Systems segment sales in the first quarter of 2003 of $385.7 million increased $40.8 million, or 11.8 percent, from $344.9 million in the first quarter of 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in the Engine Systems segment, which together approximated $63 million in sales in the first quarter of 2003. Excluding these businesses, sales decreased approximately $22 million from the year-ago quarter. Partially offsetting the increase in sales in the first quarter of 2003 was a decline in most of the Boeing and Airbus aerostructures production programs and a decline in demand for industrial gas turbine components. The aerostructures volume declines related to lower deliveries on the Airbus A320 and A330 and the Boeing B717, B737 and B757 aircraft programs. Spare parts sales improved in the Asian and European markets with sales in North American markets declining as a result of lower demand from domestic airlines.

          Engine Systems operating income was a loss of $35.9 million in the first quarter of 2003 and income of $56.9 million in the first quarter of 2002. Included in the first quarter of 2003 was a write-down of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million. This write-down is described below in detail at “Contingencies-Certain Contracts and Investment-Super 27 Program”. Operating income decreased due to lower sales for the aerostructures and industrial gas turbines businesses, initial start up costs for the next generation 747 cargo system introduced in the first quarter of 2003, higher than expected spending on pre-certification costs on the aerostuctures Trent 900 contract, an adjustment of margins on an aerostructures production contract and higher pension expense. The Aeronautical Systems businesses included in the Engine Systems segment contributed a marginal operating loss to segment operating income. Restructuring and consolidation costs in the first quarter of 2003 were $4.9 million and were $2.3 million in the first quarter of 2002.

          Electronic Systems: Sales of the Electronic Systems segment of $253.8 million increased $37.5 million, or 17.3 percent, from $216.3 million in the first quarter of 2002. The increase was primarily due to sales associated with the Aeronautical Systems businesses included in the Electronic Systems segment, which together represented $36.7 million in sales in the first quarter of 2003. Excluding these businesses, sales were relatively flat compared to the year-ago period. Slightly higher sales in lighting systems and fuel and utility systems, primarily due to the HUMS military program, were offset by lower volume in the sensors and aircraft interior products.

          Electronic Systems segment operating income was $31.9 million in the first quarter of 2003 and $30.2 million in the first quarter of 2002. Operating income was affected by unfavorable sales mix primarily aircraft interior products and sensors, new program investments, primarily at power systems and aircraft interior products, higher pension expense at all businesses and uncollectible accounts receivable primarily due to airline bankruptcies. Operating income for the Aeronautical Systems businesses included in the Electronic Systems segment was breakeven. Restructuring and consolidation costs included in operating income were $2.0 million in the first quarter of 2002 and $0.5 million in the first quarter of 2003.

Capital Resources and Liquidity

          We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and also provide adequate financial flexibility.

Cash

          At March 31, 2003, we had cash and marketable securities of $185.8 million, as compared to $149.9 million on December 31, 2002.

Credit Facilities

          In October 2002, we borrowed $1.5 billion under a committed syndicated credit agreement expiring in July 2003, to finance the acquisition of Aeronautical Systems from TRW Inc. During 2002, we repaid $1.3 billion with the proceeds from the issuance of common stock and long-term debt, operating cash flow and the proceeds from the sale of certain non-operating assets. In March 2003, we repaid the balance of $200 million with the proceeds from the sale of the Noveon PIK Notes and a portion of the proceeds from the sale of our Avionics business.

          As of March 31, 2003, we had $750 million in committed global syndicated revolving credit agreements with a group of international banks. These credit facilities consist of a $425 million three-year agreement expiring in December 2004 and a $325 million 364-day agreement expiring in September 2003. At March 31, 2003, there were no borrowings under these facilities. At December 31, 2002, $155 million was borrowed under these committed revolving credit facilities. During the first quarter of 2003, all amounts borrowed were repaid with a portion of the proceeds from the sale of our Avionics business, cash flow from operations and proceeds from the sale of certain non-operating assets.

          We also maintain $100 million of uncommitted domestic money market facilities and $6.8 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. As of March 31, 2003, there were no borrowings under these facilities. At December 31, 2002, $23.5 million was borrowed under these facilities. These uncommitted credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facilities and with various cash management, trust and other services. As a result of these established relationships, we believe that our uncommitted facilities are a highly reliable and cost-effective source of liquidity.

          Continued borrowing under our credit facilities is conditioned upon compliance with financial and other covenants set forth in the related agreements. We are currently in compliance with all such covenants. Our credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of our indebtedness. However, a ratings downgrade would result in an increase in the interest rate and fees payable under our syndicated revolving credit facilities. Such a downgrade also could adversely affect our ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such new facilities.

Long Term Financing

          At March 31, 2003, we had long-term debt of $2,130.7 million, with maturities ranging from 2004 to 2046. Current maturities of long-term debt at March 31, 2003 were $1.8 million. The earliest maturity of a material long-term debt obligation is December 2007. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units under our existing shelf registration.

QUIPS

          At March 31, 2003, $126.5 million was outstanding of 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust (Trust), all of the common equity of which is owned by us. The QUIPS are supported by 8.30% Junior Subordinated Debentures, Series A, due 2025 (QUIPS Debentures) issued by us. We have unconditionally guaranteed all distributions required to be made by the Trust, but only to the extent the Trust has funds legally available for such distributions.

Off-Balance Sheet Arrangements

          We utilize several forms of off-balance sheet financing arrangements. At March 31, 2003, these arrangements included:

	UNDISCOUNTED
	MINIMUM
	FUTURE LEASE	RECEIVABLES
(IN MILLIONS)	PAYMENTS	SOLD

Tax Advantaged Operating Leases	$56.9
Standard Operating Leases	151.0

	$207.9

Short-term Receivables		$95.2

Lease Agreements

          We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed us to lease up to a maximum of $95 million at March 31, 2003. At March 31, 2003, $56.9 million of future minimum lease payments were outstanding under these arrangements. In addition, we also have various other operating lease agreements in which the lessor claims the deduction for tax depreciation whose future minimum lease payments approximated $151.0 million at March 31, 2003.

Sale of Receivables

          At March 31, 2003, we had in place a trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $95.2 million at March 31, 2003 as compared to $97.3 million at December 31, 2002.

          Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization agreement includes a credit rating downgrade trigger pursuant to which the agreement may be terminated upon a rating downgrade to levels below BB- by Standard & Poor’s and Ba3 by Moody’s Investor Services. If such an event were to occur, we expect that we would have sufficient capital resources through our existing revolving credit facilities to satisfy any termination requirements.

Cash Flow Hedges

          We have subsidiaries that conduct a substantial portion of their business in Great Britain Pounds and Euros, but have significant sales contracts that are denominated in U.S. dollars. In March 2002, we entered into forward contracts that mature each month between April 2002 and December 2003 to exchange U.S. dollars for Euros. In October 2002, we entered into forward contracts that mature on a monthly basis from October 2002 to April 2007 to exchange U.S. dollars for Euros and Great Britain Pounds.

          The forward contracts described above are used to mitigate the potential volatility to cash flow arising from changes in currency exchange rates. The hedges are being accounted for as cash flow hedges. The derivatives are recorded at fair value with the offset reflected in accumulated other comprehensive income, net of deferred taxes. The nominal value of the hedges at March 31, 2003 was $726 million. The fair value of the hedges at March 31,

2003 was an asset of $25.0 million, of which $9.5 million is recorded in Prepaid Expenses and Other Assets and $15.5 million is recorded in Other Assets.

          The $25.0 million gross gain (before deferred taxes of $8.2 million) recorded in accumulated other comprehensive income will be reflected in income as the individual contracts mature, and the hedged item impacts earnings. As of March 31, 2003, the portion of the $25.0 million gain that would be reclassified into earnings as an increase in sales in the next 12 months is a gain of $9.5 million.

Change in Dividend Policy

          On May 17, 2002, our Board of Directors approved a change in our dividend policy to achieve a net income payout ratio that we believe is consistent with other leading aerospace companies. Specifically, our quarterly dividend was reduced to 20 cents per share from the previous level of 27.5 cents per share on our common stock, effective with the regular quarterly dividend payable July 1, 2002, to shareholders of record as of June 10, 2002.

Cash Flows

          The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended,
	March 31,

	2003	2002	Change

	(Dollars in millions)
Cash flows from:
Operating activities of continuing operations	$121.6	$59.7	$61.9
Investing activities of continuing operations	$132.0	$(15.9)	$147.9
Financing activities of continuing operations	$(402.1)	$(3.1)	$(399.0)
Discontinued operations	$185.0	$(22.8)	$207.8

          Cash flow from operating activities of continuing operations increased $61.9 million from $59.7 million during the first three months of 2002 to $121.6 million during the first three months of 2003 due to favorable management of working capital. Cash flow from operating activities included tax refunds of $55 million in the first quarter of 2003 and $50 million in the first quarter of 2002. Cash flow from operating activities was reduced by pension contributions of $27 million in the first quarter of 2003 and $4 million in the first quarter of 2002.

          Cash flow from investing activities of continuing operations improved by $147.9 million in the first quarter of 2003 from the first quarter of 2002 due to proceeds from the sale of the Noveon PIK Notes of $151.9 million. Capital expenditures were $2.8 million higher in the first quarter of 2003 as compared to the first quarter of 2002.

          Cash used in financing activities of continuing operations was $402.1 million in the first quarter of 2003 and $3.1 million for the first quarter of 2002. The significant decrease in short-term debt in the first quarter of 2003 resulted primarily from the repayment of short-term debt with the net cash proceeds from the sale of our Avionics business of $181 million, cash proceeds from the sale of the Noveon PIK Notes of $151.9 million and cash provided by operating activities of $121.6 million, offset in part by dividends of $23.4 million and capital expenditures of $19.9 million.

          Cash provided by discontinued operations of $185.0 million in the first quarter 2003 included $181 million net proceeds from the sale of the Avionics business.

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

          At March 31, 2003, our liabilities for environmental remediation obligations totaled $92.0 million, of which $16.4 million was included in current liabilities as Accrued Liabilities. Of the $92.0 million, $23.6 million was associated with ongoing operations and $68.4 million was associated with businesses previously disposed of or discontinued.

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

Tolo Litigation

          In May 2000, we and our subsidiary Rohr, Inc. were served with a complaint in a lawsuit filed in the Superior Court of Orange County, California, by former shareholders and certain former employees of Tolo, Inc. Tolo is a subsidiary of Rohr that was acquired in 1997 pursuant to a stock purchase agreement. The former shareholders alleged that we and Rohr breached the stock purchase agreement by failing to pay $2.4 million under the terms of the agreement. In September 2001, a jury found that we were liable to the shareholders for the $2.4 million retained by Rohr under the stock purchase agreement and we were also assessed punitive damages of $48 million. The court subsequently reduced the punitive damage award to $24 million. We and Rohr appealed the judgment.

          In December 2002, the appellate court issued a ruling directing the trial court to enter judgment in favor of us and Rohr on both the fraud claim and the breach of contract claim. The plaintiffs’ motion for rehearing of that ruling was subsequently denied. On April 16, 2003, the plaintiffs’ petition for review with the California Supreme Court was denied.

Asbestos

          We and certain of our subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers in products, or which may have been present in our facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. We believe that we have substantial insurance coverage available to us related to any remaining claims. We believe that these pending and reasonably anticipated future actions are not likely to have a material adverse effect on our financial condition or results of operations.

Liabilities of Divested Businesses

Asbestos

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

          A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these claims, as well as against any other claims that may be asserted against us on the theories described above. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. We believe any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to us. If we are ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, we believe it would not have a material adverse effect on our financial condition, but could have a material adverse effect on our results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on our financial condition, results of operations and cash flows.

Other

          In connection with the divestiture of our tire, vinyl and other businesses, we have received contractual rights of indemnification from third parties for environmental and other claims arising out of the divested businesses. Failure of these third parties to honor their indemnification obligations could have a material adverse effect on our consolidated financial condition, results of operations and cash flow.

Guarantees

          We have guaranteed amounts owed by Coltec Capital Trust with respect to the $150 million of outstanding TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and our guarantee with respect to the TIDES remains an obligation of ours. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us for any costs and liabilities arising under or related to the TIDES after the spin-off.

          In addition to our guarantee of the TIDES, at March 31, 2003, we have an outstanding contingent liability for guarantees of debt and lease payments of $4.1 million, letters of credit of $36.9 million, residual value of leases of $51.8 million and executive loans to purchase our stock of $9.3 million.

Commercial Airline Customers

          The downturn in the commercial air transport market, the terrorist attacks on September 11, 2001, the military conflict in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS) have adversely affected the financial condition of many of our commercial airline customers. Many of these customers have requested extended payment terms for future shipments and/or reduced pricing. We review and evaluate these requests on a case-by-case basis. We perform ongoing credit evaluations on the financial condition of all of our customers and maintain reserves for uncollectible accounts receivable based upon expected collectibility. Although we believe our reserves are adequate, we are not able to predict the future financial stability of these customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on our financial condition, results of operations or cash flows. The extent to which extended payment terms are granted to customers may negatively affect future cash flow.

Certain Contracts and Investment

Super 27 Program

          Our aerostructures business unit, included in the Engine Systems segment, includes a business to re-engine 727 aircraft to meet sound attenuation requirements and improve their fuel efficiency (Super 27 program). At December 31, 2002, we had an investment in the Super 27 program of $105.9 million consisting of $44.7 of inventory and $61.2 million of notes receivable. The inventory included three Super 27 aircraft, seven nacelle kits and other spare parts.

          In March 2003, we repossessed four Super 27 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the further deterioration in the commercial airline market due to the military conflict in Iraq and SARS has made available more aircraft that compete with or are newer than the Super 27 aircraft. Because of these events, we believe that our ability to recover the recorded values of our inventory and notes receivable has been significantly affected. Based on an independent appraisal and our assessment of current market conditions, we wrote down the carrying value of our inventory to equal the estimated market value of $12.2 million. We also wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor. Our remaining notes receivable of $8.5 million represents the present value of expected future cash flows related to those receivables. The value assigned to the four repossessed Super 27 aircraft of $6.4 million represents our assessment of the current market value of inventory based upon the appraisal.

          Collection of these receivables and inventory may be negatively affected if the overall deterioration in the commercial aerospace market and the market for Super 27 program aircraft continues. Because of these conditions, we will continue to assess the value of these assets and their ultimate recovery.

B717-200 Program

          Our aerostructures business also has a contract with Boeing on the B717-200 program that is subject to certain risks and uncertainties. Recovery of preproduction inventory balances of $30.4 million as of March 31, 2003 is subject to Boeing’s future production rate and delivery schedule as well as our future cost structure and learning curve assumptions.

Cordiem

          During 2000, we invested as a minority shareholder in Cordiem LLC (Cordiem). Cordiem was an aerospace e-business venture between suppliers and airlines whose purpose was to utilize Internet-based solutions to lower costs of business transactions and inventory, to expand product awareness and availability to more customers and to improve information flow between participants. As of December 31, 2002, our investment in Cordiem, including internal-use software, was $12.9 million. Cordiem ceased operations in the first quarter 2003. As a result, we recorded a pre-tax, non-cash charge of approximately $11.7 million to write-off our equity investment in Cordiem.

Tax Litigation

          In 2000, we made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest. We are currently pursuing our judicial remedies for a refund of this payment. A reasonable estimation of our potential refund cannot be made at this time; accordingly, no receivable has been recorded.

          Also in 2000, the Internal Revenue Service issued a statutory notice of deficiency asserting that Rohr, Inc., our subsidiary, was liable for $85.3 million of additional income taxes. In 2001, Rohr filed a petition in the US Tax Court opposing the proposed assessment.

New Accounting Standards

          During April 2003, the Financial Accounting Standard Board issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The Statement amends and clarifies accounting for derivatives, including certain derivatives instruments embedded in other contracts, and for hedging activities under Statement No. 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. We are currently assessing the effect of Statement 149, but do not expect the Statement to have a material effect on our consolidated financial condition or results of operation.

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

          For revenues not recognized under the contract method of accounting, we recognize revenues from the sale of products at the point of passage of title, which is at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

Contract Accounting-Percentage of Completion

Revenue Recognition

          We also have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. We follow the guidelines of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting) except that our contract accounting policies differ from the recommendations of SOP 81-1 in that revisions of estimated profits on contracts are included in earnings under the reallocation method rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates related to units shipped to date is recognized ratably over the remaining life of the contract while under the cumulative catch-up method such impact would be recognized immediately. During 2003, we are reviewing and assessing possible changes to our contract accounting methods, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates.

          Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract, excluding that reported in prior periods, and is recognized evenly in the current and future periods as a uniform percentage of sales value on all remaining units to be delivered. Current revenue does not anticipate higher or lower future prices, but includes units delivered at actual sales prices. Cost includes the estimated cost of the preproduction effort, primarily tooling and design, plus the estimated cost of manufacturing a specified number of production units. The specified number of production units used to establish the profit margin is predicated upon contractual terms adjusted for market forecasts and does not exceed the lesser of those quantities assumed in original contract pricing or those quantities which we now expect to deliver in the timeframe/periods assumed in the original contract pricing. Our policies only allow the estimated number of production units to be delivered to exceed the quantity assumed within the original contract pricing when we receive firm orders for additional units. The timeframe/periods assumed in the original contract pricing is generally equal to the period specified in the contract. If the contract is a “life of program” contract, then such period is equal to the time period used in the original pricing model which generally equals the time period required to recover our preproduction costs. Option quantities are combined with prior orders when follow-on orders are released.

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

Identifiable Intangible Assets

          Identifiable intangible assets are recorded at cost, or when acquired as part of a business combination, at estimated fair value. These assets include patents and other technology agreements, sourcing contracts, trademarks, licenses, customer relationships and non-compete agreements. Intangible assets are generally amortized using the straight-line method over estimated useful lives of 5 to 25 years for all acquisitions completed prior to June 30, 2001. For acquisitions completed subsequent to June 30, 2001, identifiable intangible assets are amortized over their useful life using undiscounted cash flows, a method that reflects the pattern in which the economic benefits of the intangible assets are consumed.

          Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and our estimate of undiscounted cash flows over the assets remaining useful life are less than the carrying value of the assets. The determination of undiscounted cash flow is based on the segments’ plans. The revenue growth is based upon aircraft build projections from aircraft manufacturers and widely available external publications. The profit margin assumption is based upon the current cost structure and anticipated cost reductions. Measurement of the amount of impairment may be based upon an appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Sales Incentives

          We offer sales incentives to certain commercial customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless it is specifically guaranteed of recovery within the contract by the customer. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized and amortized over the contract period.

Entry Fees-Investment in Risk and Revenue Sharing Programs

          Some aerospace customers may negotiate an entry fee, representing an up-front cash investment in a new program. The payment effectively demonstrates our commitment to participate in new product programs and is part of the exclusive supply agreement. In return, we receive a percentage of the product sales in the supply periods after flight certification. Entry fees differ from sales incentives as entry fees are an investment in a program which will generate a benefit from the total sales of the program, not just sales from our products while sales incentives are recovered during the contract period of our products by a specific guarantee of recovery by the customer. The entry fees are recognized as Other Assets and amortized on a straight-line basis over the programs’ useful life following certification, which approximates 10 to 20 years. The value of the investment is evaluated for impairment based on the criteria in Identifiable Intangible Assets above. The estimated lives are reviewed periodically based upon the expected program lives as communicated by the customer.

Employee Benefits

          Assumptions used in determining the projected benefit obligations and the fair value of plan assets for our pension and postretirement benefits other than pensions plans are evaluated by us with consultation with an outside actuary. Changes in assumptions are based upon our historical data, such as the rate of compensation increase and the long-term rate of return on plan assets. Assumptions, including the discount rate, the long-term rate of return on plan assets and the health care cost projections are evaluated and updated annually.

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

       Important factors that could cause actual results to differ include, but are not limited to:

•	the extent to which we are successful in integrating Aeronautical Systems and achieving expected operating synergies;

•	the nature, extent and timing of our proposed restructuring and consolidation actions and the extent to which we will be able to achieve saving from these actions;

•	the possibility of additional restructuring and consolidation actions beyond those previously announced by us;

•	global demand for aircraft spare parts and aftermarket services;

•	threats associated with and efforts to combat terrorism, including the current military conflict in Iraq;

•	the impact of Severe Acute Respiratory Syndrome (SARS) on global travel;

•	the timing related to restoring consumer confidence in air travel;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	demand for and market acceptance of new and existing products, such as the Airbus A380 and the Joint Strike Fighter;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the effect of changes in accounting policies, including possible changes to our contract accounting methods;

•	competitive product and pricing pressures;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc., bear some of the responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of Market Risk in our 2002 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

On October 1, 2002, we completed our acquisition of TRW Inc.’s Aeronautical Systems businesses for approximately $1.5 billion in cash. At the time of the acquisition, these businesses employed approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/Pacific countries thus adding a significant level of complexity and diversity to our portfolio. We are in the process of integrating these businesses into Goodrich from both an operational as well as a financial reporting and control perspective. In order to ensure the effectiveness of our disclosure controls and procedures during this integration period, we have devoted substantial additional internal and external resources to verify the information being reported by these businesses. As a result of this process, we have concluded that while additional enhancements to certain reporting processes, procedures and systems are expected to be made in the future, the disclosure controls and procedures of Aeronautical Systems were effective as of the Evaluation Date (as defined below).

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)	Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See Note P to the accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, as amended, filed as Exhibit 4(A) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 15	Letter Re: Unaudited Interim Financial Information

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Current Report on Form 8-K furnished February 7, 2003 (Item 9) (relating to the announcement of the Company’s financial results for the fourth quarter and full year 2002 and its outlook for 2003).

Current Report on Form 8-K furnished March 11, 2003 (Item 9) (relating to (i) the Company’s announcement that it reached an agreement to sell its Noveon International, Inc. payment-in-kind notes and expected to record a write-off of its investment in Cordiem LLC, and updating the Company’s outlook for 2003, and (ii) the March 11, 2003 presentation by the Company’s President and Chief Operating Officer at the Salomon Smith Barney 16th Annual Global Industrial Manufacturing Conference).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003	GOODRICH CORPORATION

/s/ ULRICH SCHMIDT

Ulrich Schmidt Executive Vice President and Chief Financial Officer

/s/ ROBERT D. KONEY, JR

Robert D. Koney, Jr. Vice President & Controller (Chief Accounting Officer)

CERTIFICATIONS

I, Marshall O. Larsen, President and Chief Executive Officer of Goodrich Corporation, certify that:

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

Date: May 14, 2003

/s/ MARSHALL O. LARSEN

Marshall O. Larsen President and Chief Executive Officer

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

Date: May 14, 2003

/s/ ULRICH SCHMIDT

Ulrich Schmidt Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, as amended, filed as Exhibit 4(A) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 15	Letter Re: Unaudited Interim Financial Information

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.