Form 10-Q
period 2003-06-30
GOODRICH CORP
filed 2003-08-12
CIK 42542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

     As of June 30, 2003, there were 117,585,771 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountants’ Review Report

To the Shareholders and Board of Directors of Goodrich Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Goodrich Corporation and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income and cash flows for the three and six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
August 7, 2003

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales	$1,094.5	$899.5	$2,188.7	$1,795.3
Operating Costs and Expenses:
Cost of sales	819.6	675.2	1,719.5	1,348.7
Selling and administrative expenses	180.1	117.4	362.4	229.1
Restructuring and consolidation costs	28.7	13.3	37.8	20.0

	1,028.4	805.9	2,119.7	1,597.8

Operating income	66.1	93.6	69.0	197.5
Interest expense	(38.2)	(23.0)	(78.1)	(46.1)
Interest income	0.5	13.0	5.0	19.1
Other income (expense) – net	(2.5)	6.9	(15.1)	(2.4)

Income (loss) before income taxes and Trust distributions	25.9	90.5	(19.2)	168.1
Income tax benefit (expense)	(8.6)	(29.9)	6.3	(55.5)
Distributions on Trust Preferred Securities	(2.6)	(2.6)	(5.2)	(5.2)

Income (loss) from continuing operations	14.7	58.0	(18.1)	107.4
Income (loss) from discontinued operations	(0.3)	(12.1)	62.4	(11.1)
Cumulative effect of change in accounting	—	—	(0.5)	(36.1)

Net income	$14.4	$45.9	$43.8	$60.2

Basic Earnings (Loss) per Share:
Continuing operations	$0.13	$0.57	$(0.15)	$1.05
Discontinued operations	(0.01)	(0.12)	0.52	(0.11)
Cumulative effect of change in accounting	—	—	—	(0.35)

Net income	$0.12	$0.45	$0.37	$0.59

Diluted Earnings (Loss) per Share:
Continuing operations	$0.12	$0.55	$(0.15)	$1.02
Discontinued operations	—	(0.10)	0.52	(0.08)
Cumulative effect of change in accounting	—	—	—	(0.35)

Net income	$0.12	$0.45	$0.37	$0.59

Dividends declared per common share	$0.20	$0.275	$0.40	$0.475

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN MILLIONS)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$267.8	$149.9
Accounts and notes receivable, less allowance for doubtful receivables ($35.8 at June 30, 2003; $31.4 at December 31, 2002)	656.4	716.0
Inventories	950.9	962.6
Deferred income taxes	117.2	121.3
Prepaid expenses and other assets	57.9	38.0
Assets of discontinued operations	—	46.5

Total Current Assets	2,050.2	2,034.3

Property, plant and equipment	1,157.2	1,222.4
Prepaid pension	246.7	250.5
Goodwill	1,185.6	1,194.2
Identifiable intangible assets	473.0	464.8
Payment-in-kind notes receivable, less discount ($11.0 at December 31, 2002)	—	141.7
Deferred income taxes	65.4	45.5
Other assets	610.6	644.9

	$5,788.7	$5,998.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term bank debt	$—	$379.2
Accounts payable	408.6	435.8
Accrued expenses	618.5	576.9
Income taxes payable	253.9	150.8
Liabilities of discontinued operations	—	16.3
Current maturities of long-term debt and capital lease obligations	3.5	3.9

Total Current Liabilities	1,284.5	1,562.9

Long-term debt and capital lease obligations	2,133.2	2,129.0
Pension obligations	724.3	722.1
Postretirement benefits other than pensions	322.5	323.2
Other non-current liabilities	196.1	202.8
Commitments and contingent liabilities	—	—
Mandatorily redeemable preferred securities of trust	125.6	125.4
Shareholders’ Equity
Common stock - $5 par value
Authorized 200,000,000 shares; issued 131,111,776 shares at June 30, 2003, and 130,568,582 shares at December 31, 2002 (excluding 14,000,000 shares held by a wholly-owned subsidiary at each date)	655.6	652.9
Additional capital	1,033.1	1,027.4
Income retained in the business	32.8	36.1
Accumulated other comprehensive income	(304.1)	(369.1)
Unearned compensation	(1.8)	(1.6)
Common stock held in treasury, at cost (13,526,005 shares at June 30, 2003, and 13,506,977 shares at December 31, 2002)	(413.1)	(412.8)

Total Shareholders’ Equity	1,002.5	932.9

	$5,788.7	$5,998.3

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Six Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES
Income (loss) from continuing operations	$(18.1)	$107.4
Adjustments to reconcile income (loss) from continuing operations to net cash Provided by operating activities:
Restructuring and consolidation:
Expenses	37.8	20.0
Payments	(21.3)	(32.1)
Rotable asset impairment	6.2	—
Super 27 asset impairment	79.9	—
Depreciation and amortization	108.8	78.8
Deferred income taxes	8.5	1.6
Net gains on sales of businesses	—	(2.5)
Payment-in-kind interest income	(4.3)	(11.5)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	40.0	42.1
Change in receivables sold, net	(2.1)	(32.4)
Inventories	(14.3)	(20.3)
Other current assets	(7.2)	(0.6)
Accounts payable	(45.9)	(86.8)
Accrued expenses	32.7	(17.6)
Income taxes payable	25.2	94.0
Other non-current assets and liabilities	(8.3)	16.6

Net cash provided by operating activities of continuing operations	217.6	156.7

INVESTING ACTIVITIES
Purchases of property and equipment	(46.7)	(36.6)
Proceeds from sale of property and equipment	3.4	5.1
Proceeds from sale of businesses	—	6.0
Proceeds from sale of payment-in-kind note	151.9	4.8
Payments (made) received in connection with acquisitions, net of cash acquired	31.0	(0.4)

Net cash provided (used) by investing activities of continuing operations	139.6	(21.1)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt	(379.9)	113.2
Proceeds from issuance of long-term debt	7.0	0.3
Repayment of long-term debt and capital lease obligations	(2.0)	—
Proceeds from issuance of capital stock	—	4.1
Purchases of treasury stock	—	(4.8)
Dividends	(46.9)	(56.1)
Distributions on Trust preferred securities	(5.2)	(8.7)

Net cash provided (used) by financing activities of continuing operations	(427.0)	48.0
DISCONTINUED OPERATIONS
Net cash provided (used) by discontinued operations	185.0	(122.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.7	2.2

Net Increase in Cash and Cash Equivalents	117.9	62.9
Cash and Cash Equivalents at Beginning of Period	149.9	85.8

Cash and Cash Equivalents at End of Period	$267.8	$148.7

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A: Basis of Interim Financial Statement Preparation

     The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us”, “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company completed its acquisition of TRW Inc.’s Aeronautical Systems businesses during the fourth quarter of 2002. The results of the Aeronautical Systems businesses are included from the date of acquisition, and are therefore included in the three and six months ended June 30, 2003 results, but not the three and six months ended June 30, 2002 results.

     As discussed in Note J, our former Engineered Industrial Products segment, our former Avionics business and our former Passenger Restraints Systems business have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to our continuing operations.

Note B: Stock-Based Employee Compensation

     During the first quarter of 2003, the Company adopted Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (SFAS 148), which amends Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). The interim disclosures required by SFAS 148 are presented below.

     The Company grants stock options and performance shares to certain employees, and administers an employee stock purchase plan. Stock-based employee compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is included in net income for stock options or employee stock purchase plan shares. Compensation expense is recognized for performance shares based on an estimate of the number of shares that will be earned adjusted for changes in the market price of the Company’s common stock.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123. For purposes of the pro forma disclosures, the estimated fair value of stock options at the date of grant is amortized to expense over the stock option vesting period. Pro forma compensation expense for the employee stock purchase plan awards in a given year included both the fair value of the option to purchase shares at the date of grant and additional compensation to reflect the discounted purchase price. The grant date fair value of performance shares is amortized to expense over the three-year plan cycle without adjustments for subsequent changes in the market price of the Company’s common stock.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(In millions, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$14.4	$45.9	$43.8	$60.2
Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	1.5	0.9	(1.5)	4.1
Stock-based employee compensation (expense) income determined under fair value method for all awards, net of related tax effects	(4.0)	(4.4)	(4.2)	(8.8)

Pro forma net income	$11.9	$42.4	$38.1	$55.5

Earnings per share:
Basic, as reported	$0.12	$0.45	$0.37	$0.59

Basic, pro forma	$0.10	$0.42	$0.32	$0.54

Diluted, as reported	$0.12	$0.45	$0.37	$0.59

Diluted, pro forma	$0.10	$0.41	$0.32	$0.55

     The Company recorded income related to stock-based compensation during the first quarter of 2003 as a result of revisions to the estimated payout on performance share plans.

Note C: Inventories

     Inventories consist of:

	June 30,	December 31,
	2003	2002

	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$220.3	$248.4
In-process	595.4	557.4
Raw materials and supplies	240.4	249.8

	1,056.1	1,055.6
Less:
Reserve to reduce certain inventories to LIFO	(40.8)	(40.3)
Progress payments and advances	(64.4)	(52.7)

Total	$950.9	$962.6

     The preproduction and excess over average inventory balance, which is included in in-process inventory, was $161.9 million as of June 30, 2003.

Note D: Business Segment Information

     Effective January 1, 2003, the Company reorganized into three business segments: Airframe Systems, Engine Systems and Electronic Systems. The reorganization was designed to enhance communication and maximize synergies in a streamlined organization. Segment financial results for prior periods have been restated to reflect the new organization.

     Airframe Systems: Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe Systems also includes the aviation technical services division which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment also includes the actuation systems, flight controls and customer services business units that were acquired as part of Aeronautical Systems. Actuation systems provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. Flight controls provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats. The customer service business supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in millions)
Net Customer Sales
Airframe Systems	$451.0	$326.5	$905.7	$661.1
Engine Systems	384.0	353.2	769.7	698.1
Electronic Systems	259.5	219.8	513.3	436.1

Total Sales	$1,094.5	$899.5	$2,188.7	$1,795.3

Segment Operating Income
Airframe Systems	$20.9	$19.9	$43.7	$52.3
Engine Systems	27.8	53.5	(8.1)	110.4
Electronic Systems	32.0	35.7	63.9	65.9

	80.7	109.1	99.5	228.6
Corporate General and Administrative Expenses	(14.6)	(15.5)	(30.5)	(31.1)

Total Operating Income	$66.1	$93.6	$69.0	$197.5

     Intersegment sales have been eliminated in our segment disclosures. Intersegment sales for the Airframe Systems segment were $16.4 million and $34.6 million for the second quarter 2003 and six months ended June 30, 2003, respectively. Intersegment sales for the Engine Systems segment were $26.8 million and $48.9 million for the second quarter 2003 and the six months ended June 30, 2003, respectively. Intersegment sales for the Electronic Systems segment were $24.9 million and $48.6 million for the second quarter 2003 and six months ended June 30, 2003, respectively.

     Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	June 30,	December 31,
	2003	2002

Assets
Airframe Systems	$1,704.2	$1,678.8
Engine Systems	1,918.6	1,953.8
Electronic Systems	1,405.9	1,502.9
Assets of Discontinued Operations	—	46.5
Corporate	760.0	816.3

Total Assets	$5,788.7	$5,998.3

Note E: Earnings Per Share

     The computation of basic and diluted earnings per share from continuing operations is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(In millions, except per share amounts)	2003	2002	2003	2002

Numerator:
Numerator for basic earnings per share — income (loss) available to common shareholders	$14.7	$58.0	$(18.1)	$107.4
Denominator:
Denominator for basic earnings per share — weighted-average shares	117.4	102.0	117.3	101.9

Effect of dilutive securities:
Stock options, performance shares, restricted shares and employee stock purchase plan shares	0.6	1.1	0.3	0.9
Convertible preferred securities	—	1.9	—	2.4

Dilutive potential common shares	0.6	3.0	0.3	3.3

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	118.0	105.0	117.6	105.2

Earnings (loss) per share:
Basic	$0.13	$0.57	$(0.15)	$1.05

Diluted	$0.12	$0.55	$(0.15)	$1.02

Note F: Comprehensive Income

     Total comprehensive income consists of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in millions)
Net Income	$14.4	$45.9	$43.8	$60.2
Other Comprehensive Income —
Unrealized translation adjustments during period	47.1	24.3	44.9	23.5
Gain on cash flow hedge	22.5	3.7	19.8	3.5
Gain on certain investments	0.3	—	0.3	—

Total Comprehensive Income	$84.3	$73.9	$108.8	$87.2

     Accumulated other comprehensive income consists of the following (dollars in millions):

	June 30,	December 31,
	2003	2002

Cumulative unrealized translation adjustments	$36.9	$(8.0)
Minimum pension liability adjustment	(380.5)	(380.5)
Accumulated gain on cash flow hedges	39.2	19.4
Unrealized gain on certain investments	0.3	—

	$(304.1)	$(369.1)

     The minimum pension liability amounts above are net of deferred taxes of $204.9 million. The accumulated gain on cash flow hedges above is net of deferred taxes of $17.6 million and $9.6 million at June 30, 2003 and December 31, 2002, respectively.

Note G: Restructuring and Consolidation Costs

     For the six months ended June 30, 2003, the Company recorded restructuring and consolidation charges totaling $37.8 million. The charges were recorded across the Company’s segments as follows:

Six Months Ended
June 30, 2003

(Dollars in millions)
Airframe Systems	$6.4
Engine Systems	27.4
Electronic Systems	4.0

$37.8

     Restructuring and consolidation reserves at December 31, 2002 and June 30, 2003, as well as activity during the six months ended June 30, 2003, consisted of:

	(Dollars in millions)
	Balance				Balance
	December 31,			Acquisition	June 30,
	2002	Provision	Activity	Related	2003

Personnel-related costs	$17.6	$6.4	$(16.3)	$13.1	$20.8
Facility closure and other costs	5.7	31.4	(30.8)	5.3	11.6

	$23.3	$37.8	$(47.1)	$18.4	$32.4

     The following is a description of key components of the $37.8 million provision for restructuring and consolidation costs in the first six months of 2003:

     Airframe Systems: The segment recorded $6.4 million in restructuring and consolidation costs, consisting of $2.8 million in personnel-related costs and $3.6 million in facility closure and other costs.

     The personnel-related charge was for employee severance and benefits. Facility closure and other costs include $2.6 million in non-cash asset impairment charges and $1.8 million for environmental remediation for a surplus building, offset by a reserve reversal of $0.8 million due to a revision of estimated facility closure and other costs.

     Engine Systems: The segment recorded $27.4 million in restructuring and consolidation costs, consisting of $0.4 million in personnel-related costs net of a reversal of $1.9 million for a revision of the estimated employee severance costs and $27.0 million in facility closure and other costs.

     The personnel-related charges are for employee severance and benefits. Facility closure and other costs include $25.7 million in non-cash asset impairment charges and facility closure costs of $1.3 million for machinery and equipment relocation and other facility closure costs.

     Electronic Systems: The segment recorded $4.0 million in restructuring and consolidation costs, consisting of $3.2 million in personnel-related costs and $0.8 million in facility closure and other costs.

     The personnel-related charges are for employee severance and benefits. Facility closure and other costs included $0.2 million in non-cash accelerated depreciation and $0.6 million in equipment relocation and other facility closure costs.

     During the six months ended June 30, 2003, approximately 1,000 employees were terminated as part of the restructuring activities described above. As of June 30, 2003, the Company expects to further reduce employment levels by approximately 1,000 people.

Restructuring and Consolidation Costs — Activity

     Of the $47.1 million decrease in reserves, $21.3 million represented cash payments and $25.8 million represented non-cash reserve reductions.

Restructuring and Consolidation Costs — Acquisition Related

     The $18.4 million increase in restructuring reserves in the acquisition related column relates to reserves the Company recorded in the opening balance sheet for the Aeronautical Systems acquisition as part of its integration effort.

Note H: Asset Impairments

     During the first quarter of 2003, the Company recorded a non-cash $79.9 million pre-tax asset impairment charge for the Company’s Super 27 re-engining program, reflecting a revaluation of the assets in light of current market conditions.

     In March 2003, the Company repossessed four aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market due to the conflict in Iraq and SARS made available more aircraft that compete with or are newer than these aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of the Company’s inventory and notes receivable was significantly affected in the first quarter 2003. Based on an independent appraisal and the Company’s assessment of then current market conditions, the Company wrote down the carrying value of its inventory to equal the estimated market value of $12.2 million in the first quarter of 2003. Also in the first quarter, the Company wrote off $0.4 million of related trade receivables and $46.1 million of notes receivable.

     At June 30, 2003, the Company’s remaining notes receivable of $8.3 million represents the present value of expected future cash flows related to the receivables. The total carrying value of inventory and other assets related to the Super 27 business was $18.5 million on June 30, 2003 and represents the Company’s assessment of its current market value.

     During the first quarter 2003, the Company recorded a non-cash $11.7 million pre-tax asset impairment charge related to its equity investment in Cordiem LLC and a non-cash $6.2 million pre-tax impairment charge on rotable landing gear assets.

Note I: Goodwill and Other Intangible Assets

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003, by segment are as follows:

		Business
	Balance	Combinations		Foreign	Balance
	December 31,	Completed		Currency	June 30,
	2002	or Finalized	Other	Translation	2003

		(Dollars in millions)
Airframe Systems	$185.1	$6.9	$—	$6.5	$198.5
Engine Systems	406.6	10.5	—	9.0	426.1
Electronic Systems	602.5	26.0	(46.3)	(21.2)	561.0

	$1,194.2	$43.4	$(46.3)	$(5.7)	$1,185.6

     Of the $43.4 million increase to goodwill as a result of business combinations completed or finalized, $42.4 million related to revisions to the purchase price allocation for the Aeronautical Systems acquisition and $1.0 million related to the adjustment of the purchase price of an acquisition due to an earn-out agreement.

     The $46.3 million reduction in goodwill in Electronic Systems represents the goodwill allocated to the Avionics business, which was sold during the first quarter of 2003.

     The allocation of the purchase price for the Aeronautical Systems acquisition has been performed based on the assignment of fair values to assets acquired and liabilities assumed. Certain aspects of the purchase price allocation are based on preliminary estimates and are subject to change. Items that may affect the ultimate purchase price allocation include revisions to pension valuations, finalization of restructuring plans that qualify for accrual in the opening balance sheet and other information that provides a better estimate of the fair value of assets acquired and liabilities assumed.

     Identifiable intangible assets as of June 30, 2003 are comprised of:

	GROSS	ACCUMULATED
	AMOUNT	AMORTIZATION

	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$158.1	$43.9
Customer relationships	273.6	9.4
Technology	88.9	0.6
Non-compete agreements	6.6	4.7
Sourcing contracts	5.8	1.4

	$533.0	$60.0

     Amortization of intangible assets for the six months ended June 30, 2003 was $9.6 million. Amortization expense of these intangible assets for 2004 to 2008 is estimated to be approximately $23 million to $25 million per year. There were no indefinite lived identifiable intangible assets as of June 30, 2003.

Note J: Discontinued Operations

     The disposition of the former Engineered Industrial Products segment, the former Avionics business and the former Passenger Restraints Systems business each represented the disposal of a component of an entity under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Engineered Industrial Products, Avionics and Passenger Restraints Systems have been segregated in the accompanying unaudited condensed consolidated statement of income, unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows.

     The following summarizes the results of discontinued operations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(Dollars in millions)	2003	2002	2003	2002

Sales:
Avionics and Passenger Restraints Systems	$—	$26.0	$24.3	$51.4
Engineered Industrial Products	—	122.6	—	289.5

	$—	$122.6	$24.3	$289.5

Pretax income (loss) from operations:
Avionics and Passenger Restraints Systems	$—	$0.9	$(0.9)	$1.1
Engineered Industrial Products	—	(18.2)	—	(13.5)

	—	(17.3)	(0.9)	(12.4)
Income tax (expense) benefit	—	6.5	0.3	4.6
Distributions on Trust preferred securities	—	(1.3)	—	(3.3)
Gain on sale of Avionics (net of income tax expense of $39.1 million in 2003)	(0.3)	—	63.0	—

Income (loss) from discontinued operations	$(0.3)	$(12.1)	$62.4	$(11.1)

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

     The spin-off was recorded as a dividend and resulted in a reduction in shareholders’ equity of $409.1 million representing the recorded value of net assets of the business distributed, including cash of $47.0 million. The distribution agreement provided for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed. The final adjustment has been calculated and is subject to a dispute resolution process. The Company expects that the final resolution of this process on its financial condition and results of operations will be immaterial.

     The $150 million of outstanding Coltec Capital Trust 51/4 percent convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations prior to the spin-off remained outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.

Note K: Cumulative Effect of Change in Accounting

     The cumulative effect of an accounting change, as presented after taxes, in 2003 of a loss of $0.5 million represents the adoption of Statement of Financial Standards No. 143, “Accounting for Asset Retirement Obligations.” The Company established a liability for contractual obligations for the retirement of long-lived assets. The cumulative effect of an accounting change, as presented after taxes, in 2002 of a loss of $36.1 million represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, the Company determined that goodwill relating to the aviation technical services reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, the Company recognized an impairment charge, representing total goodwill of the aviation technical services reporting unit. The goodwill was non-deductible for tax purposes.

Note L: Financing Arrangements

Credit Facilities

     In October 2002, the Company borrowed $1.5 billion under a committed syndicated credit agreement expiring in July 2003 to finance the acquisition of Aeronautical Systems from TRW Inc. During 2002, the Company repaid $1.3 billion with the proceeds from the issuance of common stock and long-term debt, operating cash flow and the proceeds from the sale of certain non-operating assets. In March 2003, the Company repaid the balance of $200 million with the proceeds from the sale of the Noveon International, Inc. payment-in-kind notes and a portion of the proceeds from the sale of its Avionics business.

     As of June 30, 2003, the Company had in place $750 million in committed global syndicated revolving credit facilities with a group of international banks. These facilities consist of a $425 million three-year agreement expiring in December 2004 and a $325 million 364-day agreement expiring in September 2003. At June 30, 2003, there were no borrowings under these facilities. At December 31, 2002, $155 million was borrowed under these facilities. During the first quarter of 2003, all amounts borrowed were repaid with a portion of the proceeds from the sale of the Company’s Avionics business, cash flow from operations and proceeds from the sale of certain non-operating assets. In view of the Company’s reduced borrowing needs, the Company plans to replace these facilities with a smaller committed multi-year global syndicated revolving credit facility in the third quarter 2003.

     The Company also maintains $100 million of uncommitted domestic money market facilities and $23.9 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. As of June 30, 2003, there were no borrowings under these facilities. At December 31, 2002, $23.5 million was borrowed under these facilities. These uncommitted credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facilities and with various cash management, trust and other services.

     Continued borrowing under the Company’s credit facilities is conditioned upon compliance with financial and other covenants set forth in the related agreements. The Company is currently in compliance with all such covenants. The Company’s credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of its indebtedness. However, a ratings downgrade would result in an increase in the interest rate and fees payable under the Company’s syndicated revolving credit facilities. Such a downgrade also could adversely affect the Company’s ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such new facilities.

     In July 2003, Standard & Poor’s reduced its rating on the Company’s long-term senior unsecured debt from “BBB” to “BBB-”. The rating change resulted in a small increase in the interest rate and fees payable under the Company’s credit facilities, and is not expected to impact the Company’s ability to enter into a new syndicated revolving credit facility as described above.

Note M: Off-Balance Sheet Arrangements

Lease Agreements

     The Company finances its use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed the Company to lease up to a maximum of $95 million at June 30, 2003. At June 30, 2003, $56.2 million of future minimum lease payments were outstanding under these arrangements. In addition, the Company has other operating lease agreements in which the lessor claims the deduction for tax depreciation. Future minimum lease payments under these agreements approximated $151.3 million at June 30, 2003.

Sale of Receivables

     At June 30, 2003, the Company had in place a trade receivables securitization program pursuant to which it could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $95.2 million at June 30, 2003 as compared to $97.3 million at December 31, 2002.

     Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization agreement includes a credit rating downgrade trigger pursuant to which the agreement may be terminated upon a rating downgrade to levels below BB- by Standard & Poor’s and Ba3 by Moody’s Investor Services. If such an event were to occur, the Company expects that it would have sufficient capital resources through the Company’s revolving credit facilities to satisfy any termination requirements.

Note N: Derivatives and Hedging Activities

     The Company has subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pound Sterling and Canadian Dollars, but have significant sales contracts that are denominated in U.S. dollars. Periodically, the Company enters into forward contracts to exchange U.S. dollars for Euros, Great Britain Pound Sterling and Canadian Dollars.

     The forward contracts described above are used to mitigate the potential volatility to cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded at fair value with the offset reflected in accumulated other comprehensive income, net of deferred taxes. The notional value of the forward contracts at June 30, 2003 was $640 million. The fair value of the forward contracts at June 30, 2003 was an asset of $53.4 million, of which $19.8 million is recorded in Prepaid Expenses and Other Assets and $33.6 million is recorded in Other Assets. The total gross gain of $56.8 million, including terminated forward contracts as discussed below (before deferred taxes of $17.6 million), recorded in accumulated other comprehensive income will be reflected in income and sales as the individual contracts mature, which will offset the earnings effect of the hedged item. As of June 30, 2003, the portion of the $56.8 million gain that would be reclassified into earnings as an increase to sales, to offset the hedged item, in the next 12 months is a gain of $22.9 million.

     In June 2003, the Company terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of June 30, 2003, other comprehensive income included a gain of $3.4 million related to these terminated contracts which will be reflected in income and sales when the original contracts would have matured.

Note O: Guarantees

     The Company extends financial and product performance guarantees to third parties. As of June 30, 2003, the following financial guarantees were outstanding:

	MAXIMUM	CARRYING
	POTENTIAL	AMOUNT OF
(Dollars in millions)	PAYMENT	LIABILITY

Environmental remediation indemnification (Note P)	No limit	$23.8
Financial Guarantees:
TIDES (Note P)	$150.0	$—
Debt and lease payments (Note P)	$4.0	$—
Residual values on leases (Note M)	$55.2	$—
Executive loans to purchase company stock	$9.3	$—

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

     The changes in the carrying amount of service and product warranties for the six months ended June 30, 2003, are as follows:

(Dollars in millions)

Balance at December 31, 2002	$67.9
Service and product warranty provision	17.6
Foreign currency translation	0.3
Payments	(22.6)

Balance at June 30, 2003	$63.2

Note P: Contingencies

General

     There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flow. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

     The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities and the professional judgment of the Company’s environmental specialists in consultation with outside environmental specialists, when necessary. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

     Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites with which it has been identified as a potentially responsible party are likely to have a material adverse effect on the Company’s financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations or cash flows in a given period.

     Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

     At June 30, 2003, the Company’s liabilities for environmental remediation obligations totaled $91.0 million, of which $14.9 million was included in current liabilities as Accrued Liabilities. Of the $91.0 million, $22.3 million was associated with ongoing operations and $68.7 million was associated with businesses previously disposed of or discontinued.

     The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

Asbestos

     The Company and a number of its subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibres in products, or which may have been present in the Company’s facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. The Company believes that pending and reasonably anticipated future actions, net of anticipated insurance recoveries, are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     The Company believes that it has substantial insurance coverage available to it related to any remaining claims. However, a major portion of the primary layer of insurance coverage for these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has substantially ceased underwriting new business and now focuses on administering policy commitments from prior years. The Company cannot predict the long-term impact of these actions on the availability of the Kemper insurance.

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

     A limited number of asbestos-related claims have been asserted against the Company as “successor” to Coltec or one of its subsidiaries. The Company believes that it has substantial legal defenses against these claims, as well as against any other claims that may be asserted against the Company on the theories described above. In addition, the agreement between EnPro and the Company that was used to effectuate the spin-off provides the Company with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to the Company. If the Company is ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, the Company believes it would not have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

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

     In addition to the Company’s guarantee of the TIDES, at June 30, 2003, the Company has an outstanding contingent liability for guarantees of debt and lease payments of $4.0 million, letters of credit of $45.6 million, residual value of leases of $55.2 million and executive loans to purchase the Company’s stock of $9.3 million.

Commercial Airline Customers

     The downturn in the commercial air transport market, the terrorist attacks on September 11, 2001, the military conflict in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS) have adversely affected the financial condition of many of the Company’s commercial airline customers. The Company performs ongoing credit evaluations on the financial condition of its customers and maintains reserves for uncollectible accounts receivable based upon expected collectibility. Although the Company believes its reserves are adequate, the Company is not able to predict the future financial stability of these customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The extent to which extended payment terms are granted to customers may negatively affect future cash flow.

Certain Contract and Investment

Super 27 Program

     The Company’s aerostructures business unit, included in the Engine Systems segment, includes a business to re-engine 727 aircraft to meet sound attenuation requirements and improve their fuel efficiency (Super 27 program). At December 31, 2002, the Company had an investment in the Super 27 program of $105.9 million consisting of $44.7 of inventory and $61.2 million of notes receivable. The inventory included three Super 27 aircraft, seven nacelle kits and other spare parts.

     In March 2003, the Company repossessed four aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market due to the military conflict in Iraq and SARS made available more aircraft that compete with or are newer than the Super 27 aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of its inventory and notes receivable was significantly affected. Based on an independent appraisal and the Company’s assessment of then current market conditions, the Company wrote down in the first quarter of 2003, the carrying value of its inventory to equal the estimated market value of $12.2 million. Also, in the first quarter 2003, the Company wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor.

     As of June 30, 2003, the Company’s remaining notes receivable of $8.3 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory and other assets related to the Super 27 business was $18.5 million on June 30, 2003 and represents the Company’s assessment of its current market value.

     Collection of these receivables and inventory may be negatively affected if the overall deterioration in the commercial aerospace market and the market for Super 27 program aircraft continues. Because of these conditions, the Company will continue to assess the value of these assets and their ultimate recovery.

Cordiem

     During 2000, the Company invested as a minority shareholder in Cordiem LLC (Cordiem). Cordiem was an aerospace e-business venture between suppliers and airlines whose purpose was to utilize Internet-based solutions to lower costs of business transactions and inventory, to expand product awareness and availability to more customers and to improve information flow between participants. As of December 31, 2002, the Company’s investment in Cordiem, including internal-use software, was $12.9 million. Cordiem ceased operations in the first quarter 2003. As a result, the Company recorded a pre-tax, non-cash charge of approximately $11.7 million to write-off its equity investment in Cordiem in the first quarter 2003.

Tax Litigation

     In 2000, the Company made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest. The Company is currently pursuing its judicial remedies for a refund of this payment. A reasonable estimation of the Company’s potential refund cannot be made at this time, accordingly, no receivable has been recorded.

     Also in 2000, the Internal Revenue Service issued a statutory notice of deficiency asserting that Rohr, Inc., the Company’s subsidiary, was liable for $85.3 million of additional income taxes. In 2001, Rohr filed a petition in the US Tax Court opposing the proposed assessment.

Note Q: New Accounting Standards

     During January 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statement” addresses consolidation by business enterprises of variable interest entries which have certain characteristics defined in Interpretation No. 46. The provisions of this Interpretation are required to be applied to arrangements existing prior to February 1, 2003 in interim periods beginning after June 15, 2003. The Company is currently assessing the effect of Interpretation No. 46, including the potential consolidation of the Company’s tax advantaged operating leases.

     During April 2003, FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivatives, including certain derivatives instruments embedded in other contracts, and for hedging activities under Statement No. 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company is currently assessing the effect of Statement 149, but does not expect the Statement to have a material effect on its consolidated financial condition or results of operations.

     During May 2003, the FASB issued Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the effect of Statement 150, but does not expect the Statement to have a material effect on its consolidated financial condition or results of operations.

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

     Airframe Systems: Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe Systems also includes the aviation technical services division which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment also includes the actuation systems, flight controls and customer services business units that were acquired as part of Aeronautical Systems. Actuation systems provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. Flight controls provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats. The customer service business supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems.

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

Acquisition and Divestitures

Acquisition of TRW’s Aeronautical Systems Businesses

     On October 1, 2002, we completed our acquisition of TRW Inc.’s Aeronautical Systems businesses. The acquired businesses design and manufacture commercial and military aerospace systems and equipment, including engine controls, flight controls, power systems, cargo systems, hoists and winches and actuation systems. At the time of acquisition, these businesses employed approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/Pacific countries.

     The purchase price for these businesses, after giving effect to post-closing purchase price adjustments, was approximately $1.4 billion. We financed the acquisition through a $1.5 billion, 364-day credit facility provided by some of our existing lenders. In the fourth quarter of 2002, we repaid $1.3 billion of the credit facility using proceeds from an offering of our common stock for net proceeds of $216.2 million, the issuance of $800 million of 5 and 10-year notes for net proceeds of $793.1 million, cash flow from operations and the sale of non-operating assets. During the first quarter 2003, we repaid the balance of the facility with funds generated from the sale of the Noveon International, Inc. payment-in-kind notes and a portion of the proceeds from the sale of our Avionics business.

     As a result of integration activities with respect to the Aeronautical Systems businesses, we expect to realize annual cost savings of approximately $30 to $40 million, net of anticipated incremental costs, by the beginning of 2005. These cost savings are expected to result from consolidation of duplicate facilities, reduction of personnel and expenditures, expansion of procurement initiatives and the use of best practices across the combined businesses.

Sale of the Avionics Business

     On March 28, 2003, we completed the sale of our Avionics business to L-3 Communications Corporation for $188 million, or $181 million net of fees and expenses. The gain on the sale was $63.0 million after tax, which was reported as income from discontinued operations. The Avionics business marketed a variety of state-of-the art avionics instruments and systems primarily for general aviation, business jet and military aircraft. Prior periods have been restated to reflect the Avionics business as a discontinued operation.

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

     The spin-off was recorded as a dividend and resulted in a reduction in shareholders’ equity of $409.1 million representing the recorded value of net assets of the business distributed, including cash of $47.0 million. The distribution agreement provided for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed. The final adjustment has been calculated and is subject to a dispute resolution process. We expect that the final resolution of this process on our financial condition and results of operations will be immaterial.

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

Outlook

     Our expectations for full year 2003 diluted earnings per share (EPS) are unchanged from the outlook that we provided at the end of the first quarter 2003. We expect diluted EPS for 2003 of $0.80 to $0.95, including $0.52 from discontinued operations and the cumulative effect of an accounting change. This outlook is based on our assessment of the current market environment and the impact of asset impairment charges and facility closure and headcount reduction actions. We increased our sales expectations slightly, and now expect sales of approximately $4.3 billion to $4.4 billion in 2003.

     We have increased our outlook for cash flow from operations for 2003. We now expect cash flow from operations to exceed $375 million, including estimated cash payments for facility closures and headcount reductions of $55 to $65 million. We expect capital expenditures in 2003 to be somewhat lower than previous estimates, at $130 to $150 million.

     Our 2003 outlook is based on the following assumptions. The basis for comparison is 2002 pro-forma sales including Aeronautical Systems for the full year 2002.

•	Deliveries of Boeing and Airbus aircraft are expected to total approximately 550 to 575 in 2003. Our sales are expected to decline less than deliveries due to our significant content on Airbus aircraft.

•	Large commercial jet aftermarket sales to airlines are expected to decrease about 5 to 10 percent in 2003.

•	Regional jet aircraft sales are expected to be relatively flat in 2003, while sales of business aircraft are expected to decline dramatically. Aftermarket sales for regional, business and general aviation aircraft are expected to be flat or slightly up, when compared to 2002.

•	Military sales (OE and aftermarket) are expected to increase roughly in line with global military budgets, about 10 percent.

Results of Operations

Total Company

Second Quarter of 2003 Compared With Second Quarter of 2002

	Three Months Ended
	June 30,

	2003	2002

	(Dollars in millions)
Sales	$1,094.5	$899.5

Segment Operating Income	80.7	109.1
Corporate General and Administrative Costs	(14.6)	(15.5)

Total Operating Income	66.1	93.6
Net Interest Expense	(37.7)	(10.0)
Other Income (Expense) — net	(2.5)	6.9
Income Tax (Expense) Benefit	(8.6)	(29.9)
Distribution on Trust Preferred Securities	(2.6)	(2.6)

Income from Continuing Operations	14.7	58.0
Income (Loss) from Discontinued Operations	(0.3)	(12.1)
Net Income	$14.4	$45.9

     Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

     Corporate general and administrative costs of $14.6 million for the second quarter 2003 were lower than the $15.5 million for the second quarter 2002. Corporate general and administrative costs as a percentage of sales improved to 1.3 percent in the second quarter 2003 from 1.7 percent in the second quarter 2002. The improvement resulted from the acquisition of Aeronautical Systems with minimal increase in corporate general and administrative costs and lower incentive compensation.

     Interest expense — net increased $27.7 million primarily due to interest of $14.6 million on the long-term debt of $800 million issued in the fourth quarter of 2002 to partially finance the acquisition of Aeronautical Systems. Interest expense-net also increased by $12.5 million primarily due to the loss of interest income from the Noveon PIK Notes that were sold in the first quarter of 2003.

     Other income (expense) — net decreased to a loss of $2.5 million for the second quarter of 2003 from a gain of $6.9 million for the second quarter of 2002. Included in the second quarter 2002 was an $11.8 million gain on the sale of intangible assets and a $2.4 million gain from the sale of a portion of an investment in a subsidiary. Equity earnings of affiliated companies was $1.8 million higher in the second quarter 2003 as compared to the second quarter of 2002. Certain employee benefit costs were $2.0 million lower in the second quarter 2003 as compared to the second quarter of 2002.

     Our estimated effective tax rate from continuing operations during the second quarter 2003 and 2002 was 33.0 percent for each period.

     Income from discontinued operations, after tax, was a loss of $0.3 million during the second quarter of 2003 representing an adjustment to the gain on the sale of the Avionics business that was completed in the first quarter of 2003. Our Passenger Restraint Systems business ceased operations in the first quarter of 2003. Income from discontinued operations for the Avionics and Passenger Restraint Systems operating results was income of $0.6 million in the second quarter 2002. Also included in income from discontinued operations was a loss of $12.7 million in the second quarter 2002 for the Engineered Industrial Products segment which was spun-off to shareholders on May 31, 2002. A charge for a court ruling related to an employee benefit matter of a previously discontinued business of $7.4 million and fees and expenses related to the spin-off of the segment contributed to the loss.

First Six Months of 2003 as Compared to the First Six Months of 2002

	Six Months Ended
	June 30,

	2003	2002

	(Dollars in millions)
Sales	$2,188.7	$1,795.3

Segment Operating Income	99.5	228.6
Corporate General and Administrative Costs	(30.5)	(31.1)

Total Operating Income	69.0	197.5
Net Interest Expense	(73.1)	(27.0)
Other Income (Expense) — net	(15.1)	(2.4)
Income Tax (Expense) Benefit	6.3	(55.5)
Distribution on Trust Preferred Securities	(5.2)	(5.2)

Income (Loss) from Continuing Operations	(18.1)	107.4
Income (Loss) from Discontinued Operations	62.4	(11.1)
Cumulative Effect of an Accounting Change	(0.5)	(36.1)

Net Income	$43.8	$60.2

     Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

     Corporate general and administrative costs of $30.5 million for the six months ended June 30, 2003 were lower than the $31.1 million for the six months ended June 30, 2002. Corporate general and administrative costs as a percentage of sales improved to 1.4 percent in the six months ended June 30, 2003 from 1.7 percent in the six months ended June 30, 2002. The improvement resulted from the acquisition of Aeronautical Systems with minimal increase in corporate general and administrative costs and lower incentive compensation.

     Interest expense — net increased $46.1 million primarily due to interest of $29.2 million on the long-term debt of $800 million issued in the fourth quarter of 2002 to partially finance the acquisition of Aeronautical Systems. Lower interest income of $14.1 million primarily due to the sale of the Noveon PIK notes in the first quarter of 2003, and increased interest expense-net.

     Other income (expense) — net increased by $12.7 million to expense of $15.1 million in the six months ended June 30, 2003 from expense of $2.4 million in the six months ended June 30, 2002. The increase in expense resulted from the write-off of our equity investment in Cordiem LLC of $11.7 million and the absence of a gain on the sale of intangible assets and a gain from the sale of a portion of an investment in a subsidiary sold in 2002 of $11.8 million and $2.4 million, respectively, offset in part by a gain on the sale of the Noveon PIK Notes of $6.9 million, higher affiliate income of $3.5 million in 2003, lower employee benefit costs of $2.3 million in 2003 and a gain on the sale of real estate of $0.9 million.

     Our estimated effective tax rate from continuing operations during the six months ended June 30, 2003 and 2002 was 33.0 percent for each period.

     Income from discontinued operations, after tax, was $62.4 million during the six months ended June 30, 2003 primarily representing the gain on the sale of the Avionics business in the first quarter of 2003 of $63.0 million. Income from discontinued operations for the Avionics and Passenger Restraint Systems operating results was a loss of $0.6 million in the six months ended June 30, 2003 and income of $0.9 million in the six months ended June 30, 2002. Our Passenger Restraint Systems business ceased operations in the first quarter of 2003. Also included in income from discontinued operations was a loss of $12.0 million in the six months ended June 30, 2002 for the Engineered Industrial Products segment which was spun-off to shareholders on May 31, 2002. A charge for a court ruling related to an employee benefit matter of a previously discontinued business of $7.4 million and fees and expenses related to the spin-off of the segment contributed to the loss.

     The cumulative effect of an accounting change, as presented after taxes, for the six months ended June 30, 2003 of a loss of $0.5 million represents the adoption of Statement of Financial Standards No. 143 “Accounting for Asset Retirement Obligations.” We established a liability for contractual obligations for the retirement of long-lived assets. The cumulative effect of an accounting change, as presented after taxes, for the six months ended June 30, 2002 of a loss of $36.1 million represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, we determined that goodwill relating to the aviation technical services reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, we recognized an impairment charge, representing total goodwill of the aviation technical services reporting unit. The goodwill was non-deductible for tax purposes.

Business Segment Performance

Segment Analysis

     Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems.

     An expanded analysis of net customer sales and operating income by business segment follows.

     In the following tables, segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.

Second Quarter 2003 Compared with Second Quarter 2002

	Three Months Ended June 30,

			%	% of Sales

	2003	2002	Change	2003	2002

	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$451.0	$326.5	38.1
Engine Systems	384.0	353.2	8.7
Electronics Systems	259.5	219.8	18.1

Total Sales	$1,094.5	$899.5	21.7

SEGMENT OPERATING INCOME
Airframe Systems	$20.9	$19.9	5.0	4.6	6.1
Engine Systems	27.8	53.5	(48.0)	7.2	15.1
Electronic Systems	32.0	35.7	(10.4)	12.3	16.2

Segment Operating Income	$80.7	$109.1	(26.0)	7.4	12.1

     Airframe Systems: Airframe Systems segment sales of $451.0 million in the second quarter 2003 increased $124.5 million, or 38.1 percent, from $326.5 million in the second quarter 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in the Airframe Systems segment, which together, represented about $167 million in sales in the second quarter of 2003. Excluding these businesses, sales decreased approximately $42.5 million from the year-ago quarter. The primary reason for the decrease was lower sales for landing gear original equipment, wheel and brake repair services and heavy airframe maintenance compared to the year-ago quarter.

     Airframe Systems segment operating income increased $1.0 million, or 5.0 percent, from $19.9 million in the second quarter 2002 to $20.9 million in the second quarter 2003. Asset impairment, facility closure and headcount reduction charges recorded during the second quarter 2003 were $2.7 million, compared to $0.7 million in the second quarter 2002. In 2003, these charges primarily related to facility closure and headcount reduction actions. The increase in operating income in the second quarter 2003 was attributable to increased sales for aftermarket wheels and brakes and a charge for inventory, capitalized sales incentives and supplier termination costs relating to the Fairchild Dornier 728 and 928 programs in the second quarter 2002. The increase in operating income was partially offset by decreased sales in heavy airframe maintenance and engineered polymer products, increased pension expense and an insurance settlement in the second quarter 2002. The sales contributed by the Aeronautical Systems businesses resulted in a slight loss for the second quarter of 2003.

     Engine Systems: Engine Systems segment sales in the second quarter 2003 of $384.0 million increased $30.8 million, or 8.7 percent, from $353.2 million in the second quarter 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in the Engine Systems segment, which together approximated $60 million in sales in the second quarter 2003. Excluding these businesses, sales decreased approximately $29.2 million from the year-ago quarter. Slightly lower sales in aerostructures and decreased sales of industrial gas turbine components at turbomachinery products were the primary contributors to the decrease.

     Engine Systems operating income decreased $25.7 million, or 48 percent, from $53.5 million in the second quarter 2002 to $27.8 million in the second quarter 2003. Asset impairment, facility closure and headcount reduction charges recorded during the second quarter 2003 were $22.5 million, compared to $10.6 million in the second quarter 2002. In the second quarter 2003, the majority of these charges were related to an asset impairment for a closed facility. The book value of this facility has been reduced to reflect its net realizable value. A significant decrease in operating income from industrial gas turbine components at turbomachinery products, coupled with a slight operating income decline at aerostructures and higher pension expense contributed to the change. The Aeronautical Systems businesses in Engine Systems contributed a modest amount of operating income during the second quarter 2003.

     Electronic Systems: Sales of the Electronic Systems segment of $259.5 million in the second quarter 2003 increased $39.7 million, or 18.1 percent, from $219.8 million in the second quarter 2002. The increase was primarily due to sales associated with the Aeronautical Systems businesses included in the Electronic Systems segment, which together represented $37 million in sales in the second quarter 2003. Excluding these businesses, sales in all other businesses were higher by $2.7 million compared to the year-ago period. Higher large commercial and military aftermarket sales at sensors and aircraft evacuation products offset weaknesses in original equipment shipments at most of the businesses in the segment.

     Electronic Systems segment operating income decreased $3.7 million, or 10.4 percent, from $35.7 million in the second quarter 2002 to $32.0 million in the second quarter 2003. Included in operating income were facility closure and headcount reduction charges recorded during the second quarter of $3.5 million, compared to $1.9 million in the second quarter 2002. The Aeronautical Systems businesses in the Electronic Systems Segment contributed a modest amount to operating income for the second quarter. Pension expense was also higher in the second quarter 2003 as compared to the second quarter 2002.

First Six Months of 2003 Compared with First Six Months of 2002

	Six Months Ended June 30,

			%	% of Sales

	2003	2002	Change	2003	2002

	(Dollars in millions)
SALES
Airframe Systems	$905.7	$661.1	37.0
Engine Systems	769.7	698.1	10.3
Electronics Systems	513.3	436.1	17.7

Total Sales	$2,188.7	$1,795.3	21.9

SEGMENT OPERATING INCOME (LOSS)
Airframe Systems	$43.7	$52.3	(16.4)	4.8	7.9
Engine Systems	(8.1)	110.4	(107.3)	(1.1)	15.8
Electronic Systems	63.9	65.9	(3.0)	12.4	15.1

Segment Operating Income (Loss)	$99.5	$228.6	(56.5)	4.5	12.7

     Airframe Systems: Airframe Systems segment sales of $905.7 million in the six months ended June 30, 2003 increased $244.6 million, or 37.0 percent, from $661.1 million in the six months ended June 30, 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in the Airframe Systems segment, which together represented about $319.0 million in sales in the six months ended June 30, 2003. Excluding these businesses, sales decreased approximately $74.4 million from the year-ago period primarily due to decreased demand for landing gear original equipment, wheel and brake repair services and heavy airframe maintenance.

     Airframe Systems segment operating income decreased $8.6 million, or 16.4 percent, from $52.3 million in the six months ended June 30, 2002 to $43.7 million in the six months ended June 30, 2003. Asset impairment including rotable landing gear, facility closure and headcount reduction charges were $2.8 million in the six months ended June 30, 2002 compared to $12.6 million in the six months ended June 30, 2003. The decrease in operating income for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily due to decreased sales for landing gear original equipment, wheel and brake repair services and heavy airframe maintenance, increased pension expense and a non-recurring insurance settlement in the second quarter 2002. The decrease in operating income was partially offset by increased sales for aftermarket wheels and brakes and a charge for inventory, capitalized sales incentives and supplier termination costs relating to the Fairchild Dornier 728 and 928 programs in the second quarter 2002. Operating income for the Aeronautical Systems businesses in the Airframe Systems segment resulted in a slight loss for the six months ended June 30, 2003.

     Engine Systems: Engine Systems segment sales in the six months ended June 30, 2003 of $769.7 million increased $71.6 million, or 10.3 percent, from $698.1 million in the six months ended June 30, 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in the Engine Systems segment, which together approximated $122 million in sales in the six months ended June 30, 2003. Excluding these businesses, sales decreased approximately $50.4 million from the year-ago period. Lower Aerostructures aftermarket sales and decline in the demand of industrial gas turbines, resulting in lower sales of turbomachinery and turbine fuel technology products, were slightly offset by higher sales of pump and engine controls.

     Engine Systems operating income decreased $118.5 million from income of $110.4 million in the six months ended June 30, 2002 to a loss of $8.1 million in the six months ended June 30, 2003. Included in the six months ended June 30, 2003 were a write-down of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million and an impairment of a facility that is now held for sale of $24.4 million. The write-down of the Super 27 re-engining program is described below in detail at “Contingencies-Certain Contracts and Investment. Operating income decreased due to lower sales for the aerostructures and industrial gas turbines businesses, initial start up costs for the next generation 747 cargo system introduced in the first quarter of 2003, higher spending on pre-certification costs on the aerostructures Trent 900 contract, an adjustment of margins on an aerostructures production contract and higher pension expense. The Aeronautical Systems businesses included in the Engine Systems segment contributed a modest operating profit to the Segment’s operating income. Restructuring and consolidation costs in the six months ended June 30, 2003 were $3.1 million and were $13.0 million in the six months ended June 30, 2002.

     Electronic Systems: Sales of the Electronic Systems segment of $513.3 million increased $77.2 million, or 17.7 percent, from $436.1 million in the six months ended June 30, 2002. The increase was primarily due to sales associated with the Aeronautical Systems businesses included in the Electronic Systems segment, which together represented $74 million in sales in the six months ended June 30, 2003. Excluding these businesses, sales were slightly higher compared to the year-ago period. Slightly higher sales in lighting systems, fuel and utility systems, primarily due to the HUMS military program, and de-icing and specialty systems, were almost offset by lower volume of sales of optical and space systems, sensors and aircraft interior products.

     Electronic Systems segment operating income decreased $2.0 million from $65.9 million in the six months ended June 30, 2002 to $63.9 million in the six months ended June 30, 2003. Operating income was affected by unfavorable sales in optical and space systems, new program investments, primarily at power systems and aircraft interior products, and higher pension expense. Operating income for the Aeronautical Systems businesses included in the Electronic Systems segment was breakeven. Restructuring and consolidation costs included in operating income were $4.0 million and $3.9 million in the six months ended June 30, 2003 and June 30, 2002, respectively.

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

Cash

     At June 30, 2003, we had cash and marketable securities of $267.8 million, as compared to $149.9 million at December 31, 2002.

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

     As of June 30, 2003, we had in place a $750 million in committed global syndicated revolving credit facilities with a group of international banks. These facilities consist of a $425 million three-year agreement expiring in December 2004 and a $325 million 364-day agreement expiring in September 2003. At June 30, 2003, there were no borrowings under these facilities. At December 31, 2002, $155 million was borrowed under these facilities. During the first quarter of 2003, all amounts borrowed were repaid with a portion of the proceeds from the sale of our Avionics business, cash flow from operations and proceeds from the sale of certain non-operating assets. In view of our reduced borrowing needs, we plan to replace these facilities with a smaller committed multi-year global syndicated revolving credit facility in the third quarter 2003.

     We also maintain $100 million of uncommitted domestic money market facilities and $23.9 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. As of June 30, 2003, there were no borrowings under these facilities. At December 31, 2002, $23.5 million was borrowed under these facilities. These uncommitted credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facilities and with various cash management, trust and other services.

     Continued borrowing under our credit facilities is conditioned upon compliance with financial and other covenants set forth in the related agreements. We are currently in compliance with all such covenants. Our credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of our indebtedness. However, a further ratings downgrade would result in an additional increase in the interest rate and fees payable under our syndicated revolving credit facilities. Such a downgrade also could adversely affect our ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such new facilities.

     In July 2003, Standard & Poor’s reduced its rating on our long-term senior unsecured debt from “BBB” to “BBB-”. The rating change resulted in a small increase in the interest rate and fees payable under our credit facilities, and is not expected to impact our ability to enter into a new syndicated revolving credit facility as described above.

Long Term Financing

     At June 30, 2003, we had long-term debt of $2,132.2 million, with maturities ranging from 2004 to 2046. Current maturities of long-term debt at June 30, 2003 were $1.6 million. The earliest maturity of a material long-term debt obligation is December 2007. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

QUIPS

     At June 30, 2003, there were $126.5 million in outstanding 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust (Trust), all of the common equity of which is owned by us. The QUIPS are supported by our 8.30% Junior Subordinated Debentures, Series A, due 2025 (QUIPS Debentures). We have unconditionally guaranteed all distributions required to be made by the Trust, but only to the extent the Trust has funds legally available for such distributions.

Off-Balance Sheet Arrangements

     We utilize several forms of off-balance sheet financing arrangements. At June 30, 2003, these arrangements included:

	UNDISCOUNTED
	MINIMUM
	FUTURE LEASE	RECEIVABLES
(IN MILLIONS)	PAYMENTS	SOLD

Tax Advantaged Operating Leases	$56.2
Standard Operating Leases	151.3

	$207.5

Short-term Receivables		$95.2

Lease Agreements

     We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed us to lease up to a maximum of $95 million at June 30, 2003. At June 30, 2003, $56.2 million of future minimum lease payments were outstanding under these arrangements. In addition, we also have various other operating lease agreements in which the lessor claims the deduction for tax depreciation. Future minimum lease payments under these agreements approximated $151.3 million at June 30, 2003.

Sale of Receivables

     At June 30, 2003, we had in place a trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $95.2 million at June 30, 2003, as compared to $97.3 million at December 31, 2002.

     Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization agreement includes a credit rating downgrade trigger pursuant to which the agreement may be terminated upon a rating downgrade to levels below BB- by Standard & Poor’s and Ba3 by Moody’s Investor Services. If such an event were to occur, we expect that we would have sufficient capital resources through our revolving credit facilities to satisfy any termination requirements.

Cash Flow Hedges

     We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pound Sterling and Canadian Dollars, but have significant sales contracts that are denominated in U.S. dollars. Periodically, we enter into forward contracts to exchange U.S. dollars for Euros, Great Britain Pound Sterling and Canadian Dollars.

     The forward contracts described above are used to mitigate the potential volatility to cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded at fair value with the offset reflected in accumulated other comprehensive income, net of deferred taxes. The notional value of the forward contracts at June 30, 2003 was $640 million. The fair value of the forward contracts at June 30, 2003 was an asset of $53.4 million, of which $19.8 million is recorded in Prepaid Expenses and Other Assets and $33.6 million is recorded in Other Assets. The total gross gain of $56.8 million, including terminated forward contracts as discussed below (before deferred taxes of $17.6 million), recorded in accumulated other comprehensive income, will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of June 30, 2003, the portion of the $56.8 million gain that would be reclassified into earnings to offset the effect of the hedged item as an increase in sales in the next 12 months is a gain of $22.9 million.

     In June 2003, we terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of June 30, 2003, other comprehensive income included a gain of $3.4 million related to these terminated contracts which will be reflected in income and sales when the original contracts would have matured.

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

Cash Flows

     The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended,
	June 30,

	2003	2002	Change

	(Dollars in millions)
Cash provided (used) by:
Operating activities of continuing operations	$217.6	$156.7	$60.9
Investing activities of continuing operations	$139.6	$(21.1)	$160.7
Financing activities of continuing operations	$(427.0)	$48.0	$(475.0)
Discontinued operations	$185.0	$(122.9)	$307.9

     Net cash provided by operating activities of continuing operations increased $60.9 million from $156.7 million during the six months ended June 30, 2002 to $217.6 million during the six months ended June 30, 2003 due to favorable management of working capital. Cash flow from operating activities included tax refunds of $55 million in the six months ended June 30, 2003 and $50 million in the six months ended June 30, 2002. Cash flow from operating activities was reduced by pension contributions of $27 million in the six months ended June 30, 2003 and $4 million in the six months ended June 30, 2002.

     Net cash provided by investing activities of continuing operations improved by $160.7 million in the six months ended June 30, 2003 from the six months ended June 30, 2002 due to proceeds from the sale of the Noveon PIK Notes of $151.9 million and the receipt of $35.0 million related to the acquisition of Aeronautical Systems. Capital expenditures were $10.1 million higher in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

     Net cash used by financing activities of continuing operations was $427.0 million in the six months ended June 30, 2003, compared to net cash provided by financing activities of continuing operations of $48.0 million for the six months ended June 30, 2002. Short-term debt was repaid during the six months ended June 30, 2003 using the net cash proceeds from the sale of our Avionics business of $181 million, cash proceeds from the sale of the Noveon PIK Notes of $151.9 million and cash provided by operating activities of $217.6 million, offset in part by dividends of $46.9 million and capital expenditures of $46.7 million.

     Net cash provided by discontinued operations of $185.0 million in the six months ended June 30, 2003 included $181 million net proceeds from the sale of the Avionics business.

Contingencies

General

     There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

     The measurement of environmental liabilities by us is based on currently available facts, present laws and regulations and current technology. Such estimates take into consideration our prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities and the professional judgment of our environmental specialists in consultation with outside environmental specialists, when necessary. Estimates of our environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

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

     Environmental liabilities are recorded when our liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have recommended a remedy or have committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

     At June 30, 2003, our liabilities for environmental remediation obligations totaled $91.0 million, of which $14.9 million was included in current liabilities as Accrued Liabilities. Of the $91.0 million, $22.3 million was associated with ongoing operations and $68.7 million was associated with businesses previously disposed of or discontinued.

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

Asbestos

     We and a number of our subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibres in products, or which may have been present in our facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. We believe that pending and reasonably anticipated future actions, net of anticipated insurance recoveries, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

     We believe that we have substantial insurance coverage available to us related to any remaining claims. However, a major portion of the primary layer of insurance coverage for these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has substantially ceased underwriting new business and now focuses on administering policy commitments from prior years. We cannot predict the long-term impact of these actions on the availability of the Kemper insurance.

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

     In addition to our guarantee of the TIDES, at June 30, 2003, we have an outstanding contingent liability for guarantees of debt and lease payments of $4.0 million, letters of credit of $45.6 million, residual value of leases of $55.2 million and executive loans to purchase our stock of $9.3 million.

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

Certain Contract and Investment

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

     In March 2003, we repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market due to the military conflict in Iraq and SARS made available more aircraft that compete with or are newer than the 727 aircraft. Because of these events, we concluded that our ability to recover the recorded values of our inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and our assessment of then current market conditions, we wrote down the carrying value of our inventory to equal the estimated market value of $12.2 million. Also in the first quarter 2003, we wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor.

     As of June 30, 2003, our remaining notes receivable of $8.3 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory and other assets related to the Super 27 business was $18.5 million at June 30, 2003 and represents our assessment of its current market value.

     Collection of these receivables and inventory may be negatively affected if the overall deterioration in the commercial aerospace market and the market for Super 27 program aircraft continues. Because of these conditions, we will continue to assess the value of these assets and their ultimate recovery.

Cordiem

     During 2000, we invested as a minority shareholder in Cordiem LLC (Cordiem). Cordiem was an aerospace e-business venture between suppliers and airlines whose purpose was to utilize Internet-based solutions to lower costs of business transactions and inventory, to expand product awareness and availability to more customers and to improve information flow between participants. As of December 31, 2002, our investment in Cordiem, including internal-use software, was $12.9 million. Cordiem ceased operations in the first quarter 2003. As a result, we recorded a pre-tax, non-cash charge of approximately $11.7 million in the first quarter 2003 to write-off our equity investment in Cordiem.

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

New Accounting Standards

     During January 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statement” addresses consolidation by business enterprises of variable interest entries which have certain characteristics defined in Interpretation No. 46. The provisions of this Interpretation are required to be applied to arrangements existing prior to February 1, 2003 in interim periods beginning after June 15, 2003. We are currently assessing the effect of Interpretation No. 46, including the potential consolidation of our tax advantaged operating leases.

     During April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivatives, including certain derivatives instruments embedded in other contracts, and for hedging activities under Statement No. 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. We are currently assessing the effect of Statement 149, but do not expect the Statement to have a material effect on our consolidated financial condition or results of operations.

     During May 2003, the FASB issued Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the effect of Statement 150, but do not expect the Statement to have a material effect on our consolidated financial condition or results of operations.

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

Contract Accounting-Percentage of Completion

Revenue Recognition

     We also have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. We follow the guidelines of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting) except that our contract accounting policies differ from the recommendations of SOP 81-1 in that revisions of estimated profits on contracts are included in earnings under the reallocation method rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates related to units shipped to date is recognized ratably over the remaining life of the contract, while under the cumulative catch-up method, such impact would be recognized immediately. During 2003, we are reviewing and assessing changes to our contract accounting methods, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates. If a change were to be made, it would be made no earlier than January 1, 2004.

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

Entry Fees-Investment in Risk and Revenue Sharing Programs

     Some aerospace customers may negotiate an entry fee, representing an up-front cash investment in a new program. The payment effectively demonstrates our commitment to participate in new product programs and is part of the exclusive supply agreement. In return, we receive a percentage of the product sales in the supply periods after flight certification. Entry fees differ from sales incentives as entry fees are an investment in a program which will generate a benefit from the total sales of the program, not just sales from our products, while sales incentives are recovered during the contract period of our products pursuant to a specific guarantee of recovery by the customer. The entry fees are recognized as Other Assets and amortized on a straight-line basis over the programs’ useful life following certification, which approximates 10 to 20 years. The value of the investment is evaluated for impairment based on the criteria in “Identifiable Intangible Assets” above. The estimated lives are reviewed periodically based upon the expected program lives as communicated by the customer.

Employee Benefits

     Assumptions used in determining the projected benefit obligations and the fair value of plan assets for our pension and postretirement benefits other than pensions plans are evaluated by us in consultation with an outside actuary. Changes in assumptions are based upon our historical data, such as the rate of compensation increase and the long-term rate of return on plan assets. Assumptions, including the discount rate, the long-term rate of return on plan assets and the health care cost projections are evaluated and updated annually.

Forward-Looking Information is Subject to Risk and Uncertainty

     Certain statements made in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate” or “plan,” are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks, and actual results may differ materially.

     Important factors that could cause actual results to differ include, but are not limited to:

•	the extent to which we are successful in integrating Aeronautical Systems and achieving expected operating synergies;

•	the nature, extent and timing of our proposed restructuring and consolidation actions and the extent to which we will be able to achieve saving from these actions;

•	the possibility of additional restructuring and consolidation actions beyond those previously announced by us;

•	global demand for aircraft spare parts and aftermarket services;

•	threats associated with and efforts to combat terrorism, including the military conflict in Iraq;

•	the impact of Severe Acute Respiratory Syndrome (SARS) on global travel;

•	the timing related to restoring consumer confidence in air travel;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	demand for and market acceptance of new and existing products, such as the Airbus A380 and the Joint Strike Fighter;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the effect of changes in accounting policies, including possible changes to our contract accounting methods;

•	competitive product and pricing pressures;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc., bear some of the responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of Market Risk in our 2002 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk.

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

On October 1, 2002, we completed our acquisition of TRW Inc.’s Aeronautical Systems businesses. At the time of the acquisition, these businesses employed approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/Pacific countries thus adding a significant level of complexity and diversity to our portfolio. We are in the process of integrating these businesses into Goodrich from both an operational as well as a financial reporting and control perspective. In order to ensure the effectiveness of our disclosure controls and procedures during this integration period, we have devoted substantial additional internal and external resources to verify the information being reported by these businesses. As a result of this process, we have concluded that while additional enhancements to certain reporting processes, procedures and systems are expected to be made in the future, the disclosure controls and procedures of Aeronautical Systems were effective as of the end of the period covered by this Quarterly Report (the “Evaluation Date”).

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     The 2003 Annual Meeting of Shareholders was held on April 15, 2003 at 10:00 a.m. Eastern time at the Company’s headquarters in Charlotte, North Carolina. As described in the 2003 Proxy Statement, the following actions were taken:

•	The thirteen nominees for director were elected.

•	The appointment of Ernst & Young LLP as independent auditors for the year 2003 was ratified.

The votes were as follows:

For Director:

	Number of	Number of
	Shares	Shares
	Voted For	Vote Withheld

David L. Burner	98,709,280	5,182,297
Diane C. Creel	96,513,938	7,377,639
George A. Davidson, Jr.	96,545,918	7,345,659
Harris E. DeLoach, Jr.	96,481,216	7,410,361
James J. Glasser	96,364,287	7,527,290
James W. Griffith	96,458,994	7,432,583
William R. Holland	75,242,933	28,648,644
Marshall O. Larsen	100,310,667	3,580,910
Douglas E. Olesen	96,460,749	7,430,828
Richard de J. Osborne	96,428,470	7,463,107
Alfred M. Rankin, Jr.	96,468,428	7,423,149
James R. Wilson	96,452,334	7,439,243
A. Thomas Young	96,439,327	7,452,250

For ratification of independent auditors:

96,487,593 shares voted for; 6,569,285 shares voted against; and 834,699 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, as amended, filed as Exhibit 4(A) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	2003 – 2005 Long-Term Incentive Plan Description and form of award agreement

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

(b)	Reports on Form 8-K.

Current Report on Form 8-K furnished April 28, 2003 (relating to the announcement of the Company’s earnings for the three months ended March 31, 2003 and its outlook for 2003).

Current Report on Form 8-K furnished June 3, 2003 (relating to the posting of a written presentation on the Company’s website).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2003	GOODRICH CORPORATION

/s/ ULRICH SCHMIDT

Ulrich Schmidt Executive Vice President and Chief Financial Officer

/s/ ROBERT D. KONEY, JR

Robert D. Koney, Jr. Vice President & Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, as amended, filed as Exhibit 4(A) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	2003 – 2005 Long-Term Incentive Plan Description and form of award agreement.

Exhibit 15	Letter Re: Unaudited Interim Financial Information

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.