Form 10-Q
period 2003-09-30
GOODRICH CORP
filed 2003-11-12
CIK 42542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-892

Goodrich Corporation

(Exact Name of Registrant as Specified in its Charter)

New York	34-0252680
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, North Carolina	28217
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:
704-423-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

     As of September 30, 2003, there were 117,605,382 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountants’ Review Report

To the Shareholders and Board of Directors of Goodrich Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Goodrich Corporation and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income and cash flows for the three and nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
November 7, 2003

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales	$1,063.9	$856.2	$3,252.6	$2,651.5
Operating Costs and Expenses:
Cost of sales	785.2	645.9	2,504.7	1,994.5
Selling and administrative expenses	170.8	103.8	533.3	332.9
Restructuring and consolidation costs	6.1	6.9	43.8	27.0

	962.1	756.6	3,081.8	2,354.4

Operating income	101.8	99.6	170.8	297.1
Interest expense	(38.9)	(23.7)	(117.1)	(69.9)
Interest income	0.3	6.8	5.4	25.9
Other expense — net	(9.8)	(11.2)	(24.9)	(13.6)

Income before income taxes and Trust distributions	53.4	71.5	34.2	239.5
Income tax expense	(16.7)	(23.6)	(10.4)	(79.0)
Distributions on Trust Preferred Securities	(2.7)	(2.6)	(7.9)	(7.9)

Income from continuing operations	34.0	45.3	15.9	152.6
Income (loss) from discontinued operations	—	0.7	62.4	(10.3)
Cumulative effect of change in accounting	—	—	(0.5)	(36.1)

Net income	$34.0	$46.0	$77.8	$106.2

Basic Earnings (Loss) per Share:
Continuing operations	$0.29	$0.44	$0.14	$1.49
Discontinued operations	—	0.01	0.52	(0.10)
Cumulative effect of change in accounting	—	—	—	(0.35)

Net income	$0.29	$0.45	$0.66	$1.04

Diluted Earnings (Loss) per Share:
Continuing operations	$0.29	$0.44	$0.13	$1.46
Discontinued operations	—	0.01	0.53	(0.07)
Cumulative effect of change in accounting	—	—	—	(0.35)

Net income	$0.29	$0.45	$0.66	$1.04

Dividends declared per common share	$0.20	$0.20	$0.60	$0.675

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$325.9	$149.9
Accounts and notes receivable, less allowance for doubtful receivables ($32.2 at September 30, 2003; $31.4 at December 31, 2002)	633.3	716.0
Inventories	950.5	962.6
Deferred income taxes	117.0	121.3
Prepaid expenses and other assets	56.5	38.0
Assets of discontinued operations	—	46.5

Total Current Assets	2,083.2	2,034.3

Property, plant and equipment	1,151.4	1,222.4
Prepaid pension	230.1	250.5
Goodwill	1,258.6	1,194.2
Identifiable intangible assets	466.6	464.8
Payment-in-kind notes receivable, less discount ($11.0 at December 31, 2002)	—	141.7
Deferred income taxes	65.4	45.5
Other assets	609.0	644.9

	$5,864.3	$5,998.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term bank debt	$—	$379.2
Accounts payable	378.5	435.8
Accrued expenses	650.6	576.9
Income taxes payable	265.2	150.8
Liabilities of discontinued operations	—	16.3
Mandatorily redeemable preferred securities of trust — current	63.0	—
Current maturities of long-term debt and capital lease obligations	4.3	3.9

Total Current Liabilities	1,361.6	1,562.9

Long-term debt and capital lease obligations	2,144.1	2,129.0
Pension obligations	730.4	722.1
Postretirement benefits other than pensions	321.5	323.2
Other non-current liabilities	199.7	202.8
Commitments and contingent liabilities	—	—
Mandatorily redeemable preferred securities of trust	63.5	125.4
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 131,133,242 shares at September 30, 2003, and 130,568,582 shares at December 31, 2002 (excluding 14,000,000 shares held by a wholly-owned subsidiary at each date)	655.7	652.9
Additional paid-in capital	1,033.4	1,027.4
Income retained in the business	43.3	36.1
Accumulated other comprehensive loss	(274.2)	(369.1)
Unearned compensation	(1.6)	(1.6)
Common stock held in treasury, at cost (13,527,860 shares at September 30, 2003, and 13,506,977 shares at December 31, 2002)	(413.1)	(412.8)

Total Shareholders’ Equity	1,043.5	932.9

	$5,864.3	$5,998.3

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES
Income from continuing operations	$15.9	$152.6
Adjustments to reconcile income from continuing operations to net cash Provided by operating activities:
Restructuring and consolidation:
Expenses	43.3	27.0
Payments	(37.8)	(41.8)
Rotable asset impairment	6.2	—
Super 27 asset impairment	79.9	—
Depreciation and amortization	163.6	118.4
Deferred income taxes	8.4	0.8
Net gains on sales of businesses	—	(2.5)
Payment-in-kind interest income	(4.3)	(17.4)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	59.8	87.4
Change in receivables sold, net	(6.6)	(21.9)
Inventories	(15.5)	23.1
Other current assets	10.9	(0.4)
Accounts payable	(75.6)	(112.3)
Accrued expenses	41.4	4.6
Income taxes payable	59.7	114.7
Other non-current assets and liabilities	(0.5)	12.3

Net cash provided by operating activities of continuing operations	348.8	344.6

INVESTING ACTIVITIES
Purchases of property and equipment	(75.0)	(55.5)
Proceeds from sale of property and equipment	5.4	5.9
Proceeds from sale of businesses	—	6.0
Proceeds from sale of payment-in-kind note	151.9	4.8
Payments received (made) in connection with acquisitions, net of cash acquired	26.6	(0.4)

Net cash provided (used) by investing activities of continuing operations	108.9	(39.2)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt	(379.9)	169.5
Proceeds from long-term debt and capital lease obligations	12.5	0.4
Proceeds from issuance of capital stock	—	4.1
Purchases of treasury stock	—	(4.9)
Dividends	(70.4)	(76.5)
Distributions on Trust preferred securities	(7.9)	(7.9)

Net cash provided (used) by financing activities of continuing operations	(445.7)	84.7
DISCONTINUED OPERATIONS
Net cash provided (used) by discontinued operations	161.5	(133.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.5	0.8

Net Increase in Cash and Cash Equivalents	176.0	257.9
Cash and Cash Equivalents at Beginning of Period	149.9	85.8

Cash and Cash Equivalents at End of Period	$325.9	$343.7

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A: Basis of Interim Financial Statement Preparation

     The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us”, “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company completed its acquisition of TRW Inc.’s Aeronautical Systems businesses during the fourth quarter of 2002. The results of the Aeronautical Systems businesses are included from the date of acquisition, and are therefore included in the three and nine months ended September 30, 2003 results, but not the three and nine months ended September 30, 2002 results.

     As discussed in Note J, our former Engineered Industrial Products segment, our former Avionics business and our former Passenger Restraints Systems business have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to our continuing operations.

Note B: Stock-Based Employee Compensation

     During the first quarter of 2003, the Company adopted Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (SFAS 148), which amends Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). The interim disclosures required by SFAS 148 are presented below.

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

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123. For purposes of the pro forma disclosures, the estimated fair value of stock options at the date of grant is amortized to expense over the stock option vesting period. Pro forma compensation expense for the employee stock purchase plan awards in a given year include both the fair value of the option to purchase shares at the date of grant and additional compensation to reflect the discounted purchase price. The grant date fair value of performance shares is amortized to expense over the three-year plan cycle without adjustments for subsequent changes in the market price of the Company’s common stock.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(In millions, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$34.0	$46.0	$77.8	$106.2
Reverse: Stock-based employee compensation expense (income) included in net income, as reported above (net of related tax effects)	1.5	(3.8)	(0.1)	0.3
Deduct: Stock-based employee compensation (expense) income determined under fair value method for all awards, net of related tax effects	(3.9)	(4.4)	(8.1)	(13.2)

Pro forma net income	$31.6	$37.8	$69.6	$93.3

Earnings per share:
Basic, as reported	$0.29	$0.45	$0.66	$1.04

Basic, pro forma	$0.27	$0.37	$0.59	$0.91

Diluted, as reported	$0.29	$0.45	$0.66	$1.04

Diluted, pro forma	$0.27	$0.37	$0.59	$0.90

Note C: Inventories

     Inventories consist of:

	September 30,	December 31,
	2003	2002

	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$199.7	$248.4
In-process	624.4	557.4
Raw materials and supplies	238.9	249.8

	1,063.0	1,055.6
Less:
Reserve to reduce certain inventories to LIFO	(41.0)	(40.3)
Progress payments and advances	(71.5)	(52.7)

Total	$950.5	$962.6

     The preproduction and excess over average inventory balance, which is included in in-process inventory, was $181.5 million and $112.9 million as of September 30, 2003 and December 31, 2002, respectively.

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

     Electronic Systems: Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris, engine and transmission and structural health. The segment’s products also include ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems and laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats and crew and attendant seating. The power systems business unit, which was acquired as part of Aeronautical Systems, provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. The hoists and winches business unit, also acquired as part of Aeronautical Systems, provides airborne hoists and winches used on both helicopters and fixed wing aircraft.

     Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions)
Net Customer Sales
Airframe Systems	$427.5	$311.9	$1,333.3	$973.0
Engine Systems	381.2	322.7	1,150.9	1,020.8
Electronic Systems	255.2	221.6	768.4	657.7

Total Sales	$1,063.9	$856.2	$3,252.6	$2,651.5

Segment Operating Income
Airframe Systems	$18.7	$34.8	$62.4	$87.1
Engine Systems	61.8	33.8	53.6	144.2
Electronic Systems	37.4	41.4	101.3	107.3

	117.9	110.0	217.3	338.6
Corporate General and Administrative Expenses	(16.1)	(10.4)	(46.5)	(41.5)

Total Operating Income	$101.8	$99.6	$170.8	$297.1

     Intersegment sales have been eliminated in the Company’s segment disclosures. Intersegment sales for the Airframe Systems segment were $16.6 million and $51.3 million for the third quarter 2003 and nine months ended September 30, 2003, respectively. Intersegment sales for the Engine Systems segment were $25.0 million and $73.9 million for the third quarter 2003 and the nine months ended September 30, 2003, respectively. Intersegment sales for the Electronic Systems segment were $18.8 million and $67.5 million for the third quarter 2003 and nine months ended September 30, 2003, respectively. Intersegment sales for the three months and nine months ended September 30, 2002 were not significant.

     Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	September 30,	December 31,
	2003	2002

	(Dollars in millions)
Assets
Airframe Systems	$1,699.8	$1,678.8
Engine Systems	1,927.4	1,953.8
Electronic Systems	1,431.2	1,502.9
Assets of Discontinued Operations	—	46.5
Corporate	805.9	816.3

Total Assets	$5,864.3	$5,998.3

Note E: Earnings Per Share

     The computation of basic and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions, except per share amounts)	2003	2002	2003	2002

Numerator:
Numerator for basic earnings per share — income from continuing operations available to common shareholders	$34.0	$45.3	$15.9	$152.6
Denominator:
Denominator for basic earnings per share — weighted-average shares	117.5	102.1	117.4	102.0

Effect of dilutive securities:
Stock options, performance shares, restricted shares and employee stock purchase plan shares	1.1	0.3	0.6	0.6
Convertible preferred securities	—	—	—	1.6

Dilutive potential common shares	1.1	0.3	0.6	2.2

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	118.6	102.4	118.0	104.2

Earnings per share from continuing operations:
Basic	$0.29	$0.44	$0.14	$1.49

Diluted	$0.29	$0.44	$0.13	$1.46

     At September 30, 2003 and 2002, the Company had approximately 11.3 million and 9.6 million stock options outstanding, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 11.3 million and 9.6 million stock options outstanding, 8.4 million and 8.9 million options were anti-dilutive stock options at September 30, 2003 and 2002, respectively.

Note F: Comprehensive Income

     Total comprehensive income consists of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in millions)
Net Income	$34.0	$46.0	$77.8	$106.2
Other Comprehensive Income:
Unrealized translation adjustments during period	27.1	(1.6)	71.9	21.7
Gain (loss) on cash flow hedges	2.9	(0.7)	22.7	2.8
Gain on certain investments	—	—	0.3	—

Total Comprehensive Income	$64.0	$43.7	$172.7	$130.7

     Accumulated other comprehensive income consists of the following (dollars in millions):

	September 30,	December 31,
	2003	2002

Cumulative unrealized translation adjustments	$63.9	$(8.0)
Minimum pension liability adjustment	(380.5)	(380.5)
Accumulated gain on cash flow hedges	42.1	19.4
Unrealized gain on certain investments	0.3	—

	$(274.2)	$(369.1)

     The minimum pension liability amounts above are net of deferred taxes of $204.9 million. The accumulated gain on cash flow hedges above is net of deferred taxes of $19.1 million and $9.6 million at September 30, 2003 and December 31, 2002, respectively.

Note G: Restructuring and Consolidation Costs

     For the three months and the nine months ended September 30, 2003, the Company recorded restructuring and consolidation charges totaling $6.0 and $43.8 million, respectively. The charges were recorded across the Company’s segments as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

	(Dollars in millions)	(Dollars in millions)
Airframe Systems	$2.2	$8.6
Engine Systems	1.8	29.2
Electronic Systems	2.0	6.0

	$6.0	$43.8

     Restructuring and consolidation reserves at December 31, 2002 and September 30, 2003, as well as activity during the nine months ended September 30, 2003, consisted of:

	(Dollars in millions)
	Balance			Opening	Balance
	December 31,			Balance	September 30,
	2002	Provision	Activity	Sheet	2003

Personnel-related costs	$17.6	$11.9	$(27.4)	$16.3	$18.4
Facility closure and other costs	5.7	31.9	(32.1)	8.1	13.6

	$23.3	$43.8	$(59.5)	$24.4	$32.0

     During the nine months ended September 30, 2003, approximately 1,350 employees were terminated as part of the restructuring activities described below. As of September 30, 2003, the Company expects to further reduce employment levels by approximately 650 people as part of those restructuring activities.

     The following is a description of key components of the $43.8 million provision for restructuring and consolidation costs in the first nine months of 2003:

     Airframe Systems: The segment recorded $8.6 million in restructuring and consolidation costs, consisting of $5.0 million in personnel-related costs and $3.6 million in facility closure and other costs.

     The personnel-related charge was for employee severance and benefits. Facility closure and other costs include $2.7 million in non-cash asset impairment charges and $1.8 million for environmental remediation for a surplus building, offset by a reserve reversal of $0.9 million due to a revision of estimated facility closure and other costs.

     Engine Systems: The segment recorded $29.2 million in restructuring and consolidation costs, consisting of $5.0 million in personnel-related costs offset by a $3.1 million reversal based on a revision of estimated employee severance costs and $27.3 million in facility closure and other costs.

     The personnel-related charges are for employee severance and benefits. Facility closure and other costs include $25.8 million in non-cash asset impairment charges and facility closure costs of $1.5 million for machinery and equipment relocation and other facility closure costs.

     Electronic Systems: The segment recorded $6.0 million in restructuring and consolidation costs, consisting of $5.0 million in personnel-related costs and $1.0 million in facility closure and other costs.

     The $5.0 million personnel-related charges, net of a $0.2 million reserve reversal, are for employee severance and benefits. Facility closure and other costs included $0.2 million in non-cash accelerated depreciation and $0.8 million in equipment relocation and other facility closure costs.

Restructuring and Consolidation Costs — Activity

     Of the $59.5 million decrease in reserves, $37.8 million represented cash payments and $21.7 million represented non-cash reserve reductions.

Restructuring and Consolidation Costs — Opening Balance Sheet

     The $24.4 million increase in restructuring reserves in the opening balance sheet column relates to reserves, primarily for personnel related costs, the Company recorded in the opening balance sheet for the Aeronautical Systems acquisition as part of its integration effort in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Note H: Asset Impairments

     During the first quarter of 2003, the Company recorded a non-cash $79.9 million pre-tax asset impairment charge for the Company’s Super 27 re-engining program, reflecting a revaluation of the assets in light of current market conditions.

     In March 2003, the Company repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the conflict in Iraq and SARS made available more aircraft that compete with or are newer than the Super 27 aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of the Company’s inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and the Company’s assessment of then current market conditions, the Company wrote-down the carrying value of its inventory to equal the estimated market value of $12.2 million. Also in the first quarter of 2003, the Company wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor.

     As of September 30, 2003, the Company’s remaining notes receivable of $8.0 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory and other assets related to the Super 27 business was $16.3 million at September 30, 2003 and represents the Company’s assessment of the current market value.

     During the first quarter 2003, the Company recorded a non-cash $11.7 million pre-tax asset impairment charge related to its equity investment in Cordiem LLC and a non-cash $6.2 million pre-tax impairment charge on rotable landing gear assets.

Note I: Goodwill and Other Intangible Assets

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by segment are as follows:

		Business
	Balance	Combinations		Foreign	Balance
	December 31,	Completed		Currency	September 30,
	2002	or Finalized	Other	Translation	2003

	(Dollars in millions)
Airframe Systems	$185.1	$30.3	$—	$15.1	$230.5
Engine Systems	406.6	31.5	—	6.5	444.6
Electronic Systems	602.5	38.0	(46.3)	(10.7)	583.5

	$1,194.2	$99.8	$(46.3)	$10.9	$1,258.6

     Of the $99.8 million increase to goodwill as a result of business combinations completed or finalized, $98.8 million related to revisions to the purchase price allocation for the Aeronautical Systems acquisition and $1.0 million related to the adjustment of the purchase price of an acquisition due to an earn-out agreement.

     The purchase price allocation for Aeronautical Systems has been finalized as of the third quarter of 2003.

     The $46.3 million reduction in goodwill in Electronic Systems represents the goodwill allocated to the Avionics business, which was sold during the first quarter of 2003.

     Identifiable intangible assets as of September 30, 2003 are comprised of:

	GROSS	ACCUMULATED
	AMOUNT	AMORTIZATION

	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$161.8	$46.2
Customer relationships	270.6	11.2
Technology	86.7	0.8
Non-compete agreements	6.6	4.8
Sourcing contracts	5.8	1.9

	$531.5	$64.9

     Amortization of intangible assets for the nine months ended September 30, 2003 was $14.8 million. Amortization expense of these intangible assets for 2004 to 2008 is estimated to be approximately $23 million to $26 million per year. There were no indefinite lived identifiable intangible assets as of September 30, 2003.

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

     The following summarizes the results of discontinued operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(Dollars in millions)	2003	2002	2003	2002

Net Customer Sales:
Avionics and Passenger Restraints Systems	$—	$25.8	$24.3	$77.3
Engineered Industrial Products	—	—	—	289.5

	$—	$25.8	$24.3	$366.8

Pretax income (loss) from operations:
Avionics and Passenger Restraints Systems	$—	$1.0	$(0.9)	$2.1
Engineered Industrial Products	—	—	—	(13.5)

	—	1.0	(0.9)	(11.4)
Income tax (expense) benefit	—	(0.3)	0.3	4.4
Distributions on Trust preferred securities	—	—	—	(3.3)
Gain on sale of Avionics (net of income tax expense of $39.1 million in 2003)	—	—	63.0	—

Income (loss) from discontinued operations	$—	$0.7	$62.4	$(10.3)

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

Engineered Industrial Products

     On May 31, 2002, the Company completed the tax-free spin-off of its former Engineered Industrial Products (EIP) segment. The spin-off was effected through a tax-free distribution to the Company’s shareholders of all of the capital stock of EnPro Industries, Inc. (EnPro), then a wholly-owned subsidiary of Goodrich. In the spin-off, the Company’s shareholders received one share of EnPro common stock for every five shares of the Company’s common stock owned on the record date, May 28, 2002.

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

     The $150 million of outstanding Coltec Capital Trust 5 1/4 percent convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations prior to the spin-off remained outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.

Note K: Cumulative Effect of Change in Accounting

     The cumulative effect of an accounting change, as presented after taxes, in 2003 of a loss of $0.5 million represents the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The Company established a liability for contractual obligations for the retirement of long-lived assets. The cumulative effect of an accounting change, as presented after taxes, in 2002 of a loss of $36.1 million represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, the Company determined that goodwill relating to the aviation technical services reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, the Company recognized an impairment charge, representing total goodwill of the aviation technical services reporting unit. The goodwill write-off was non-deductible for tax purposes.

Note L: Financing Arrangements

Credit Facilities

     In August 2003, the Company replaced its committed syndicated revolving credit facilities (composed of a three-year facility expiring in December 2004 and a 364-day facility expiring in September 2003) with a new committed syndicated revolving credit facility expiring in August 2006. The new facility permits borrowing up to a maximum of $500 million (compared to $750 million under the previous facilities) and otherwise has similar terms and is with the same group of global banks as the previous facilities. At September 30, 2003, there were no borrowings and $14.3 million in outstanding letters of credit under this facility. At December 31, 2002, there were $155 million in borrowings and $9.7 million in letters of credit under the previous facilities. During the first quarter of 2003, all amounts borrowed under the previous facilities were repaid with a portion of the proceeds from the sale of the Company’s Avionics business, cash flow from operations and proceeds from the sale of certain non-operating assets.

     The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon the Company’s consolidated net worth and leverage ratio levels. In addition, the Company’s ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants.

     The Company also maintains $75 million of uncommitted domestic money market facilities and $24.7 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. As of September 30, 2003, there were no borrowings under these facilities. At December 31, 2002, $23.5 million was borrowed under these facilities. These uncommitted credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

     In October 2002, the Company borrowed $1.5 billion under a committed syndicated credit agreement expiring in July 2003, to finance the acquisition of Aeronautical Systems from TRW Inc. During 2002, the Company repaid $1.3 billion with the proceeds from the issuance of common stock and long-term debt, operating cash flow and the proceeds from the sale of certain non-operating assets. In March 2003, the Company repaid the balance of $200 million with the proceeds from the sale of the Noveon International, Inc. payment-in-kind notes (Noveon PIK Notes) and a portion of the proceeds from the sale of the Company’s Avionics business.

     The Company’s credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of its indebtedness. However, a ratings downgrade would result in an increase in the interest rate and fees payable under the Company’s committed syndicated revolving credit facility. Such a downgrade also could adversely affect the Company’s ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such new facilities.

     In July 2003, Standard & Poor’s reduced its rating on the Company’s long-term senior unsecured debt from “BBB” to “BBB-”. The rating change resulted in a small increase in the interest rate and fees payable under the Company’s committed syndicated revolving credit facility.

QUIPS

     At September 30, 2003, there were $126.5 million in outstanding 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust (Trust), all of the common equity of which is owned by the Company. The QUIPS are supported by the Company’s 8.30% Junior Subordinated Debentures, Series A, due 2025 (QUIPS Debentures). The Company has unconditionally guaranteed all distributions required to be made by the Trust, but only to the extent the Trust has funds legally available for such distributions.

     As of September 30, 2003, approximately $63.0 million of the QUIPS were reported as Mandatorily Redeemable Preferred Securities of Trust — Current as the QUIPS were called for redemption in the third quarter of 2003. On October 6, 2003, the Company completed the redemption of approximately $63.0 million of the QUIPS.

Note M: Off-Balance Sheet Arrangements

Lease Agreements

     The Company finances its use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed the Company to lease up to a maximum of $95 million at September 30, 2003. At September 30, 2003, $53.8 million of future minimum lease payments were outstanding under these arrangements. In addition, the Company has other operating lease agreements in which the lessor claims the deduction for tax depreciation. Future minimum lease payments under these agreements approximated $149.4 million at September 30, 2003.

Sale of Receivables

     At September 30, 2003, the Company had in place a trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $90.7 million at September 30, 2003, as compared to $97.3 million at December 31, 2002.

     Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization agreement includes a credit rating downgrade trigger pursuant to which the agreement may be terminated upon a rating downgrade to levels below BB- by Standard & Poor’s and Ba3 by Moody’s Investor Services. If such an event were to occur, the Company expects that it would have sufficient capital resources through its cash and credit facilities to satisfy any termination requirements.

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

     The forward contracts described above are used to mitigate the potential volatility to cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded at fair value with the offset reflected in accumulated other comprehensive income, net of deferred taxes. The notional value of the forward contracts at September 30, 2003 was $695 million. The fair value of the forward contracts at September 30, 2003 was an asset of $58.1 million, of which $26.1 million is recorded in Prepaid Expenses and Other Assets and $32.0 million is recorded in Other Assets. The total gross gain of $61.5 million, including terminated forward contracts as discussed below (before deferred taxes of $19.1 million), recorded in accumulated other comprehensive income, will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of September 30, 2003, the portion of the $61.5 million gain that would be reclassified into earnings to offset the effect of the hedged item as an increase in sales in the next 12 months is a gain of $29.5 million.

     In June 2003, the Company terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of September 30, 2003, other comprehensive income included a gain of $3.4 million related to these terminated contracts which will be reflected in income and sales when the original contracts would have matured.

     In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on the Company’s 6.45 percent senior notes due in 2007 to manage the Company’s interest rate exposure. The settlement and maturity dates on the swap are the same as those on the notes. In accordance with FASB Statement No. 133, the carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

     In October 2003, the Company entered into two $50 million fixed-to-floating interest rate swaps to manage the Company’s interest rate exposure. One $50 million swap is on the Company’s 7.50 percent senior notes due in 2008 and the other $50 million swap is on the Company’s 6.45 percent medium-term notes due in 2008. The settlement and maturity dates on the swaps are the same as those on the notes. In accordance with FASB Statement No. 133, the carrying values of the notes will be adjusted to reflect the fair values of the interest rate swaps.

Note O: Guarantees

     The Company extends financial and product performance guarantees to third parties. As of September 30, 2003, the following financial guarantees were outstanding:

	MAXIMUM	CARRYING
	POTENTIAL	AMOUNT OF
(Dollars in millions)	PAYMENT	LIABILITY

Environmental remediation indemnification (Note P)	No limit	$23.9
Financial Guarantees:
TIDES (Note P)	$150.0	$—
Debt and lease payments (Note P)	$3.7	$—
Residual values on leases (Note M)	$53.8	$—
Executive loans to purchase company stock	$9.3	$—

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

     The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2003, are as follows:

(Dollars in millions)
Balance at December 31, 2002	$67.9
Service and product warranty provision	30.6
Foreign currency translation	0.6
Payments	(27.4)

Balance at September 30, 2003	$71.7

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

     At September 30, 2003, the Company’s liabilities for environmental remediation obligations totaled $89.4 million, of which $20.6 million was included in current liabilities as Accrued Liabilities. Of the $89.4 million, $22.1 million was associated with ongoing operations and $67.3 million was associated with businesses previously disposed of or discontinued.

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

     In addition to the Company’s guarantee of the TIDES, at September 30, 2003, the Company has an outstanding contingent liability for guarantees of debt and lease payments of $3.7 million, letters of credit of $46.8 million, residual value of leases of $53.8 million and executive loans to purchase the Company’s stock of $9.3 million.

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

     In March 2003, the Company repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the military conflict in Iraq and SARS made available more aircraft that compete with or are newer than the Super 27 aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of its inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and the Company’s assessment of then current market conditions, the Company wrote-down the carrying value of its inventory to equal the estimated market value of $12.2 million. Also in the first quarter of 2003, the Company wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor.

     As of September 30, 2003, the Company’s remaining notes receivable of $8.0 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory and other assets related to the Super 27 business was $16.3 million at September 30, 2003 and represents the Company’s assessment of the current market value.

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

Tax Litigation

     In 2000, Coltec made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the IRS in the U.S. Court of Claims seeking a refund of this payment. Trial is scheduled for May 2004. Coltec has agreed to pay to the Company an amount equal to any refunds or credits of taxes and interest received by it as a result of the litigation. If the IRS prevails in this case, Coltec will not owe any additional interest or taxes with respect to 1996. However, the Company may be required by the IRS to pay up to $24 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 and 1998. The potential tax liability for 1997 and 1998 has been fully reserved. A reasonable estimation of the potential refund for 1996, if any, cannot be made at this time; accordingly, no receivable has been recorded.

     In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), the Company’s subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases will go to trial in late 2004 or in 2005 and that it will ultimately be successful in these cases. However, if Rohr is not successful in these cases, the Company believes that the net cost to Rohr at the time of the final determination by the court would not exceed $100 million (including interest) as the court will take into account the timing benefit of the disallowed tax deductions at that time. The Company believes that any liability resulting from these cases has been fully reserved.

Note Q: New Accounting Standards

     During January 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statement” addresses consolidation by business enterprises of variable interest entities which have certain characteristics defined in Interpretation No. 46. The provisions of this Interpretation are required to be applied to arrangements existing prior to February 1, 2003 in interim periods beginning after June 15, 2003. On October 8, 2003, the FASB delayed the effective date of the interpretation until periods ending after December 15, 2003. The Company is currently assessing the effect of Interpretation No. 46, including the potential deconsolidation of BFGoodrich Capital. See “Financing Arrangements — QUIPS” (Note L) for a description of BFGoodrich Capital.

     During April 2003, the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivatives, including certain derivatives instruments embedded in other contracts, and for hedging activities under Statement No. 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Statement 149 did not have a material effect on the Company’s consolidated financial condition or results of operations.

     During May 2003, the FASB issued Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement was to take effect at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FSP 150-3 which indefinitely deferred the effective date of applying the provisions of the Statement to certain mandatorily redeemable noncontrolling interests, such as the Company’s QUIPS, pending further action by the FASB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     Electronic Systems: Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris, engine and transmission and structural health. The segment’s products also include ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems, laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats and crew and attendant seating. The power systems business unit, which was acquired as part of Aeronautical Systems, provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. The hoists and winches business unit, also acquired as part of Aeronautical Systems, provides airborne hoists and winches used on both helicopters and fixed wing aircraft.

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

Spin-Off of Engineered Industrial Products

     On May 31, 2002, we completed the tax-free spin-off of our former Engineered Industrial Products (EIP) segment. The spin-off was effected through a tax-free distribution to our shareholders of all of the capital stock of EnPro Industries, Inc. (EnPro), then a wholly-owned subsidiary of Goodrich. In the spin-off, our shareholders received one share of EnPro common stock for every five shares of our common stock owned on the record date, May 28, 2002.

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

     In connection with the spin-off, we and EnPro entered into a distribution agreement, a tax matters agreement, a transition services agreement, an employee matters agreement and an indemnification agreement, which govern the relationship between us and EnPro after the spin- off and provide for the allocation of employee benefits, tax and other liabilities and obligations attributable to periods prior to the spin-off.

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

Outlook

     We have revised our 2003 diluted earnings per share (EPS) outlook from the prior range of $0.80 to $0.95 to a new range of $0.85 to $0.95, largely to reflect the shift of certain expenses for facility closure and headcount reduction actions into 2004. We now expect charges associated with facility closure and headcount reduction actions to total $15 million to $20 million pre-tax for the fourth quarter 2003, and $30 million to $35 million pre-tax for the full year 2003. This change is not expected to impact savings from these actions anticipated for 2004 and beyond. We expect 2003 sales to be around the mid-point of the previously stated range of $4.3 billion to $4.4 billion.

     We have increased our outlook for cash flow from operations for 2003. We now expect cash flow from operations to exceed $450 million, including estimated cash payments for facility closures and headcount reductions of $50 million to $60 million. We expect capital expenditures in 2003 to be somewhat lower than previous estimates, at $120 million to $140 million.

     Our current 2003 outlook is based on the following market assumptions, which are largely unchanged from the assumptions contained in our Quarterly Report on Form 10-Q for the second quarter 2003. The basis for comparison is 2002 pro-forma sales including Aeronautical Systems for the full year 2002.

•	Deliveries of Boeing and Airbus aircraft are expected to total approximately 575 units in 2003, a 16 percent reduction from 2002 deliveries. Boeing deliveries are expected to decline approximately 25 percent, while Airbus deliveries are expected to be relatively flat. Our sales are expected to decline less than total deliveries due to our significant content on Airbus aircraft.

•	Large commercial jet aftermarket sales to airlines are expected to decrease about 5 percent to 10 percent in 2003, compared to 2002.

•	Regional jet aircraft sales are expected to be relatively flat in 2003, while sales of business aircraft are expected to decline dramatically. Aftermarket sales for regional, business and general aviation aircraft are expected to be flat or slightly down when compared to 2002.

•	Military sales (OE and aftermarket) should increase about 10 percent roughly in line with global military budgets.

     Looking ahead to 2004, we expect commercial aircraft production rates to decline slightly from 2003, and global available seat miles (ASMs) to experience modest growth in the 3 percent to 5 percent range. Military and space markets should continue to grow at about the same levels experienced in 2003.

     Based on current expectations for these key market trends, we expect low single-digit growth in 2004 sales, when compared to 2003. Combining this expected sales growth with benefits from recent facility closure and headcount reduction actions, improvements in the Aeronautical Systems businesses and an improving sales mix, we expect segment operating margins to grow faster than sales.

     Offsetting these positive developments, we believe that certain medical expenses, liability insurance premiums, litigation costs and performance-based management incentive compensation expenses included in Corporate General and Administrative and Other Income (Expense) will increase by approximately $20 million to $25 million, in the aggregate, in 2004. Other items included in Corporate General and Administrative are still being evaluated as part of our planning process.

     The outlook for 2004 will be affected by the external market trends noted above and by several other factors, all of which are difficult to predict at the present time. These other factors include, but are not limited to, further facility closure and headcount reductions, debt retirement strategies, possible tax law changes, new program investments (such as the Boeing 7E7 commercial airliner) and the impact of potential accounting changes. We believe that we will have more clarity on these factors by the end of 2003 and expect to formalize our 2004 outlook when we announce our results for 2003.

Results of Operations

Total Company

Third Quarter of 2003 Compared With Third Quarter of 2002

	Three Months Ended
	September 30,

	2003	2002

	(Dollars in millions)
Sales	$1,063.9	$856.2

Segment Operating Income	117.9	110.0
Corporate General and Administrative Costs	(16.1)	(10.4)

Total Operating Income	101.8	99.6
Net Interest Expense	(38.6)	(16.9)
Other Income (Expense) — net	(9.8)	(11.2)
Income Tax Expense	(16.7)	(23.6)
Distribution on Trust Preferred Securities	(2.7)	(2.6)

Income from Continuing Operations	34.0	45.3
Income from Discontinued Operations	—	0.7

Net Income	$34.0	$46.0

     Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

     Corporate general and administrative costs of $16.1 million for the third quarter 2003 increased $5.7 million, or 54.8 percent, from $10.4 million for the third quarter 2002. The increase was primarily due to higher stock-based incentive compensation costs and higher non-qualified pension costs in the third quarter of 2003. Corporate general and administrative costs as a percentage of sales increased to 1.5 percent in the third quarter 2003 from 1.2 percent in the third quarter 2002.

     Net interest expense increased $21.7 million, or 128.4 percent, to $38.6 million primarily due to interest of $14.6 million on the $800 million long-term debt issued in the fourth quarter of 2002 to partially finance the acquisition of Aeronautical Systems. Net interest expense also increased by $5.9 million primarily due to the loss of interest income from the Noveon PIK Notes that were sold in the first quarter of 2003.

     Other income (expense) — net improved $1.4 million, or 12.5 percent, to expense of $9.8 million for the third quarter of 2003 from expense of $11.2 million for the third quarter of 2002. Included in the third quarter of 2003 was a favorable adjustment of $3.3 million related to executive life insurance policies.

     Our estimated effective tax rate from continuing operations was 31.3 percent during the third quarter 2003 and 33.0 percent during the third quarter of 2002.

     Income from discontinued operations, after tax, was a gain of $0.7 million during the third quarter of 2002, representing Avionics and Passenger Restraint Systems operating results. Our Passenger Restraint Systems business ceased operations in the first quarter of 2003.

First Nine Months of 2003 as Compared to the First Nine Months of 2002

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in millions)
Sales	$3,252.6	$2,651.5

Segment Operating Income	217.3	338.6
Corporate General and Administrative Costs	(46.5)	(41.5)

Total Operating Income	170.8	297.1
Net Interest Expense	(111.7)	(44.0)
Other Income (Expense) — net	(24.9)	(13.6)
Income Tax Expense	(10.4)	(79.0)
Distribution on Trust Preferred Securities	(7.9)	(7.9)

Income from Continuing Operations	15.9	152.6
Income (Loss) from Discontinued Operations	62.4	(10.3)
Cumulative Effect of an Accounting Change	(0.5)	(36.1)

Net Income	$77.8	$106.2

     Changes in sales and segment operating income are discussed within the Business Segment Performance section below.

     Corporate general and administrative costs of $46.5 million for the nine months ended September 30, 2003 increased $5.0 million, or 12.0 percent, from $41.5 million for the nine months ended September 30, 2002 primarily due to higher non-qualified pension costs and unfavorable foreign currency exchange losses. Corporate general and administrative costs as a percentage of sales improved to 1.4 percent in the nine months ended September 30, 2003 from 1.6 percent in the nine months ended September 30, 2002. The improvement resulted from the increase in sales from the acquisition of Aeronautical Systems coupled with modest increases in corporate general and administrative costs as a result of the acquisition.

     Net interest expense increased $67.7 million, or 153.9 percent, primarily due to interest of $43.8 million on the $800 million of long-term debt issued in the fourth quarter of 2002 to partially finance the acquisition of Aeronautical Systems. Net interest expense also increased due to lower interest income of $20.5 million primarily due to the sale of the Noveon PIK notes in the first quarter of 2003.

     Other income (expense) — net increased by $11.3 million, or 83.1 percent, to expense of $24.9 million in the nine months ended September 30, 2003 from expense of $13.6 million in the nine months ended September 30, 2002. The increase in expense resulted from the write-off of our equity investment in Cordiem LLC of $11.7 million in 2003 and the absence of a gain on the sale of intangible assets and a gain from the sale of a portion of an investment in a subsidiary sold in 2002 of $11.8 million and $2.4 million, respectively. These items were offset in part by several favorable 2003 items, including a gain on the sale of the Noveon PIK Notes of $6.9 million, higher affiliate income of $3.5 million, lower employee benefit and divested operations costs of $4.2 million and a gain on the sale of real estate of $0.9 million.

     Our estimated effective tax rate from continuing operations was 30.4 percent during the nine months ended September 30, 2003 and 33.0 percent during the nine months ended September 30, 2002.

     Income from discontinued operations, after tax, was $62.4 million during the nine months ended September 30, 2003 primarily representing the gain on the sale of the Avionics business in the first quarter of 2003 of $63.0 million. Income from discontinued operations for the Avionics and Passenger Restraint Systems operating results was a loss of $0.6 million in the nine months ended September 30, 2003 and income of $1.7 million in the nine months ended September 30, 2002. Our Passenger Restraint Systems business ceased operations in the first quarter of 2003. Also included in income from discontinued operations was a loss of $12.0 million in the nine months ended September 30, 2002 for the Engineered Industrial Products segment which was spun-off to shareholders on May 31, 2002. A charge for a court ruling related to an employee benefit matter of a previously discontinued business of $7.4 million and fees and expenses related to the spin-off of the segment contributed to the loss.

     The cumulative effect of an accounting change, as presented after taxes, for the nine months ended September 30, 2003 of a loss of $0.5 million represents the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” We established a liability for contractual obligations for the retirement of long-lived assets. The cumulative effect of an accounting change, as presented after taxes, for the nine months ended September 30, 2002 of a loss of $36.1 million represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, we determined that goodwill relating to the aviation technical services reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, we recognized an impairment charge, representing total goodwill of the aviation technical services reporting unit. The goodwill write-off was non-deductible for tax purposes.

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

Third Quarter 2003 Compared with Third Quarter 2002

	Three Months Ended September 30,

			%	% of Sales

	2003	2002	Change	2003	2002

	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$427.5	$311.9	37.1
Engine Systems	381.2	322.7	18.1
Electronic Systems	255.2	221.6	15.2

Total Sales	$1,063.9	$856.2	24.3

SEGMENT OPERATING INCOME
Airframe Systems	$18.7	$34.8	(46.3)	4.4	11.2
Engine Systems	61.8	33.8	82.8	16.2	10.5
Electronic Systems	37.4	41.4	(9.7)	14.7	18.7

Segment Operating Income	$117.9	$110.0	7.2	11.1	12.8

     Airframe Systems: Airframe Systems segment sales of $427.5 million in the third quarter 2003 increased $115.6 million, or 37.1 percent, from $311.9 million in the third quarter 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in this segment, which represented about $151 million in sales in the third quarter of 2003. Excluding these businesses, sales decreased approximately $35.4 million from the year-ago quarter. The primary reason for the decrease was lower sales volume of aircraft wheels and brakes, landing gear and aviation technical services.

     Airframe Systems segment operating income decreased $16.1 million, or 46.3 percent, from $34.8 million in the third quarter 2002 to $18.7 million in the third quarter 2003. Headcount reduction charges recorded during the third quarter 2003 were $2.2 million, compared to $0.5 million in the third quarter 2002. The decrease in operating income in the third quarter 2003 was attributable to lower sales volume at aircraft wheels and brakes, landing gear and aviation technical services and included a $2 million asset impairment charge related to the Boeing 767 program. The sales contributed by the Aeronautical Systems businesses resulted in a loss for the quarter, due primarily to decreased spares and maintenance, repair and overhaul (MRO) sales in these businesses and increased engineering investments in new programs. Higher pension costs and unfavorable foreign currency exchange also contributed to the decrease.

     Engine Systems: Engine Systems segment sales in the third quarter 2003 of $381.2 million increased $58.5 million, or 18.1 percent, from $322.7 million in the third quarter 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in this segment, which approximated $54 million in sales in the third quarter 2003. Excluding these businesses, sales increased approximately $4.6 million from the year-ago quarter. Higher sales in aerostructures were mostly offset by decreased sales of aerospace and industrial gas turbine components at turbomachinery products and turbine fuel technologies.

     Engine Systems operating income increased $28.0 million, or 82.8 percent, from $33.8 million in the third quarter 2002 to $61.8 million in the third quarter 2003. Headcount reduction charges recorded during the third quarter 2003 were $1.7 million, compared to $4.7 million in the third quarter 2002. The primary contributor to the increased operating income was the aerostructures business. Included in the third quarter 2002 were approximately $27 million of loss provisions on certain aerostructures contracts, partially offset by approximately $7 million of favorable reserve adjustments related to the implementation of new SAP systems last year. Excluding these items, aerostructures had an increase in operating income that was consistent with the sales increase. Turbomachinery products also reported improved operating income although sales declined due to a successful implementation of facility closure and headcount reduction actions. Pension expense was higher in the third quarter 2003 as compared to the third quarter 2002. The Aeronautical Systems businesses in this segment contributed a profit during the third quarter 2003.

     Electronic Systems: Sales of the Electronic Systems segment of $255.2 million in the third quarter 2003 increased $33.6 million, or 15.2 percent, from $221.6 million in the third quarter 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in this segment which represented $36 million in sales in the third quarter 2003. Excluding these businesses, sales in all other businesses were lower by $2.4 million compared to the year-ago period. Increased sales for the lighting systems and propulsion systems businesses were largely offset by decreased sales in the fuel and utility systems and optical and space systems businesses.

     Electronic Systems segment operating income decreased $4.0 million, or 9.7 percent, from $41.4 million in the third quarter 2002 to $37.4 million in the third quarter 2003. Included in operating income were headcount reduction charges recorded during the third quarter 2003 of $2.1 million, compared to $1.7 million in the third quarter 2002. Primary contributors to the decrease in operating income were the de-icing and specialty systems and the optical and space systems businesses. The Aeronautical Systems businesses in this segment contributed a modest amount of profit to operating income for the third quarter 2003. Pension expense was also higher in the third quarter 2003 as compared to the third quarter 2002.

First Nine Months of 2003 Compared with First Nine Months of 2002

	Nine Months Ended September 30,

			%	% of Sales

	2003	2002	Change	2003	2002

	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$1,333.3	$973.0	37.0
Engine Systems	1,150.9	1,020.8	12.7
Electronic Systems	768.4	657.7	16.8

Total Sales	$3,252.6	$2,651.5	22.7

SEGMENT OPERATING INCOME
Airframe Systems	$62.4	$87.1	(28.4)	4.7	9.0
Engine Systems	53.6	144.2	(62.8)	4.7	14.1
Electronic Systems	101.3	107.3	(5.6)	13.2	16.3

Segment Operating Income	$217.3	$338.6	(35.8)	6.7	12.8

     Airframe Systems: Airframe Systems segment sales of $1,333.3 million in the nine months ended September 30, 2003 increased $360.3 million, or 37.0 percent, from $973.0 million in the nine months ended September 30, 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in this segment which represented about $470.0 million in sales in the nine months ended September 30, 2003. Excluding these businesses, sales decreased approximately $109.7 million from the year-ago period primarily due to lower demand for landing gear original equipment, wheel and brake repair services and heavy airframe maintenance.

     Airframe Systems segment operating income decreased $24.7 million, or 28.4 percent, from $87.1 million in the nine months ended September 30, 2002 to $62.4 million in the nine months ended September 30, 2003. Asset impairment including rotable landing gear, facility closure and headcount reduction charges were $3.3 million in the nine months ended September 30, 2002 compared to $14.8 million in the nine months ended September 30, 2003. The decrease in operating income for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily due to decreased sales for landing gear, wheel and brake repair services and heavy airframe maintenance, increased pension expense, an impairment charge related to the Boeing 767 program in 2003 and a non-recurring favorable insurance settlement in the second quarter 2002. These items impacting reductions in operating income were partially offset by increased sales for aftermarket wheels and brakes in 2003 and a charge for inventory, capitalized sales incentives and supplier termination costs relating to the Fairchild Dornier 728 and 928 programs in the second quarter 2002. Operating income for the Aeronautical Systems businesses in the Airframe Systems segment resulted in a slight loss for the nine months ended September 30, 2003.

     Engine Systems: Engine Systems segment sales in the nine months ended September 30, 2003 of $1,150.9 million increased $130.1 million, or 12.7 percent, from $1,020.8 million in the nine months ended September 30, 2002. The increase was due to sales associated with the Aeronautical Systems businesses included in this segment which approximated $176 million in sales in the nine months ended September 30, 2003. Excluding these businesses, sales decreased approximately $45.9 million from the year-ago period. Lower aerostructures aftermarket spares sales and a decline in the demand for industrial gas turbine components, resulting in lower sales of turbomachinery and turbine fuel technology products, were offset partially by higher sales of aerostructures MRO and sales of pump and engine controls products.

     Engine Systems operating income decreased $90.6 million, or 62.8 percent, from $144.2 million in the nine months ended September 30, 2002 to $53.6 million in the nine months ended September 30, 2003. Included in the nine months ended September 30, 2003 were write-downs of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million and an impairment of a facility that is now held for sale of $24.4 million. The write-down of the Super 27 re-engining program is described below in detail at “Contingencies – Super 27 Program.” Operating income from sales from the Aeronautical Systems businesses and cost reductions recently implemented increased operating income in this segment. Included in the third quarter 2002 were approximately $27 million of loss provisions on certain aerostructures contracts, partially offset by approximately $7 million of favorable reserve adjustments related to the implementation of new SAP systems last year. The increase was mitigated by initial costs for the next generation 747 cargo system introduced in the first quarter of 2003, higher spending on pre-certification costs on the aerostructures Trent 900 engine contract, adjustments of margins on aerostructures production contracts and higher pension expense. The Aeronautical Systems businesses included in the Engine Systems segment contributed a modest operating profit to the segment’s operating income. Restructuring and consolidation costs in the nine months ended September 30, 2003 were $4.8 million compared to $17.7 million in the nine months ended September 30, 2002.

     Electronic Systems: Sales of the Electronic Systems segment of $768.4 million in the nine months ended September 30, 2003 increased $110.7 million, or 16.8 percent, from $657.7 million in the nine months ended September 30, 2002. The increase was primarily due to sales associated with the Aeronautical Systems businesses included in this segment which represented $109 million in sales in the nine months ended September 30, 2003. Excluding these businesses, sales were slightly higher compared to the year-ago period. The increase was due primarily to higher sales in lighting systems and propulsion products partially offset by lower sales in fuel and utility systems and optical and space systems.

     Electronic Systems segment operating income decreased $6.0 million, or 5.6 percent, from $107.3 million in the nine months ended September 30, 2002 to $101.3 million in the nine months ended September 30, 2003. Operating income was affected by lower sales in optical and space systems, new program investments, primarily at power systems and aircraft interior products, unfavorable foreign currency translation and higher pension expense. The Aeronautical Systems businesses included in the Electronic Systems segment contributed a profit in the nine months ended September 30, 2003. Restructuring and consolidation costs included in operating income were $6.0 million and $5.6 million in the nine months ended September 30, 2003 and September 30, 2002, respectively.

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

Cash

     At September 30, 2003, we had cash and marketable securities of $325.9 million, as compared to $149.9 million at December 31, 2002.

Credit Facilities

     In August 2003, we replaced our syndicated revolving credit facilities (composed of a three-year facility expiring in December 2004 and a 364-day facility expiring in September 2003) with a new committed syndicated revolving credit facility expiring in August 2006. The new facility permits borrowing up to a maximum of $500 million (compared to $750 million under the previous facilities) and otherwise has similar terms and is with the same group of global banks as the previous facilities. At September 30, 2003, there were no borrowings and $14.3 million in outstanding letters of credit under this facility. At December 31, 2002, there were $155 million in borrowings and $9.7 million in letters of credit under the previous facilities. During the first quarter of 2003, all amounts borrowed under the previous facilities were repaid with a portion of the proceeds from the sale of our Avionics business, cash flow from operations and proceeds from the sale of certain non-operating assets.

     The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon the our consolidated net worth and leverage ratio levels. In addition, our ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants.

     We also maintain $75 million of uncommitted domestic money market facilities and $24.7 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. As of September 30, 2003, there were no borrowings under these facilities. At December 31, 2002, $23.5 million was borrowed under these facilities. These uncommitted credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

     Our credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of our indebtedness. However, a ratings downgrade would result in an increase in the interest rate and fees payable under our committed syndicated revolving credit facility. Such a downgrade also could adversely affect our ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such new facilities.

     In July 2003, Standard & Poor’s reduced its rating on our long-term senior unsecured debt from “BBB” to “BBB-”. The rating change resulted in a small increase in the interest rate and fees payable under our committed syndicated revolving credit facility.

QUIPS

     At September 30, 2003, there were $126.5 million in outstanding 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust (Trust), all of the common equity of which is owned by us. The QUIPS are supported by our 8.30% Junior Subordinated Debentures, Series A, due 2025 (QUIPS Debentures). We have unconditionally guaranteed all distributions required to be made by the Trust, but only to the extent the Trust has funds legally available for such distributions.

     As of September 30, 2003, approximately $63.0 million of the QUIPS were reported as Mandatorily Redeemable Preferred Securities of Trust — Current as they were called for redemption in the third quarter of 2003. On October 6, 2003, we completed the redemption of approximately $63.0 million of the QUIPS.

Long Term Financing

     At September 30, 2003, we had long-term debt and capital leases of $2,148.4 million with maturities ranging from 2004 to 2046. Current maturities of long-term debt at September 30, 2003 were $4.3 million. The earliest maturity of a material long-term debt obligation is December 2007. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

     In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on our 6.45 percent senior notes due in 2007 to manage our interest rate exposure. The settlement and maturity dates on the swap are the same as those on the notes. In accordance with FASB Statement No. 133, the carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

     In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps to manage our interest rate exposure. One $50 million swap is on our 7.50 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. The settlement and maturity dates on the swaps are the same as those on the notes. In accordance with FASB Statement No. 133, the carrying values of the notes will be adjusted to reflect the fair values of the interest rate swaps.

Off-Balance Sheet Arrangements

     We utilize several forms of off-balance sheet financing arrangements. At September 30, 2003, these arrangements included:

	UNDISCOUNTED
	MINIMUM
	FUTURE LEASE	RECEIVABLES
(IN MILLIONS)	PAYMENTS	SOLD

Tax Advantaged Operating Leases	$53.8
Standard Operating Leases	149.4

	$203.2

Short-term Receivables		$90.7

Lease Agreements

     We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed us to lease up to a maximum of $95 million at September 30, 2003. At September 30, 2003, $53.8 million of future minimum lease payments were outstanding under these arrangements. In addition, we also have various other operating lease agreements. Future minimum lease payments under these agreements approximated $149.4 million at September 30, 2003.

Sale of Receivables

     At September 30, 2003, we had in place a trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $90.7 million at September 30, 2003, as compared to $97.3 million at December 31, 2002.

     Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization agreement includes a credit rating downgrade trigger pursuant to which the agreement may be terminated upon a rating downgrade to levels below BB- by Standard & Poor’s and Ba3 by Moody’s Investor Services. If such an event were to occur, we expect that we would have sufficient capital resources through cash and our credit facilities to satisfy any termination requirements.

Cash Flow Hedges

     We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pound Sterling and Canadian Dollars, but have significant sales contracts that are denominated in U.S. dollars. Periodically, we enter into forward contracts to exchange U.S. dollars for Euros, Great Britain Pound Sterling and Canadian Dollars.

     The forward contracts described above are used to mitigate the potential volatility to cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded at fair value with the offset reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at September 30, 2003 was $695 million. The fair value of the forward contracts at September 30, 2003 was an asset of $58.1 million, of which $26.1 million is recorded in Prepaid Expenses and Other Assets and $32.0 million is recorded in Other Assets. The total gross gain of $61.5 million, including terminated forward contracts as discussed below (before deferred taxes of $19.1 million), recorded in Accumulated Other Comprehensive Income, will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of September 30, 2003, the portion of the $61.5 million gain that would be reclassified into earnings to offset the effect of the hedged item as an increase in sales in the next 12 months is a gain of $29.5 million.

     In June 2003, we terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of September 30, 2003, Accumulated Other Comprehensive Income included a gain of $3.4 million related to these terminated contracts which will be reflected in income and sales when the original contracts would have matured.

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

Cash Flows

     The following table summarizes our cash flow activities for the periods indicated:

	Nine Months Ended,
	September 30,

	2003	2002	Change

	(Dollars in millions)
Cash provided (used) by:
Operating activities of continuing operations	$348.8	$344.6	$4.2
Investing activities of continuing operations	$108.9	$(39.2)	$148.1
Financing activities of continuing operations	$(445.7)	$84.7	$(530.4)
Discontinued operations	$161.5	$(133.0)	$294.5

     Net cash provided by operating activities of continuing operations increased $4.2 million from $344.6 million during the nine months ended September 30, 2002 to $348.8 million during the nine months ended September 30, 2003. Cash flow from operating activities included tax refunds of $55 million in the nine months ended September 30, 2003 and $50 million in the nine months ended September 30, 2002. Cash flow from operating activities was reduced by worldwide pension contributions of approximately $42 million in the nine months ended September 30, 2003 and approximately $13 million in the nine months ended September 30, 2002.

     Net cash provided by investing activities of continuing operations improved by $148.1 million in the nine months ended September 30, 2003 from the nine months ended September 30, 2002 due to proceeds from the sale of the Noveon PIK Notes of $151.9 million and the receipt of a $35.0 million purchase price adjustment related to the acquisition of Aeronautical Systems. Capital expenditures were $19.5 million higher in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

     Net cash used by financing activities of continuing operations was $445.7 million in the nine months ended September 30, 2003, compared to net cash provided by financing activities of continuing operations of $84.7 million for the nine months ended September 30, 2002. Short-term debt was repaid during the nine months ended September 30, 2003 using the net after tax cash proceeds from the sale of our Avionics business, cash proceeds from the sale of the Noveon PIK Notes and cash provided by operating activities of net of dividends and capital expenditures.

     Net cash provided by discontinued operations of $161.5 million in the nine months ended September 30, 2003 included $157.5 million net after-tax proceeds from the sale of the Avionics business.

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

     At September 30, 2003, our liabilities for environmental remediation obligations totaled $89.4 million, of which $20.6 million was included in current liabilities as Accrued Liabilities. Of the $89.4 million, $22.1 million was associated with ongoing operations and $67.3 million was associated with businesses previously disposed of or discontinued.

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

     In addition to our guarantee of the TIDES, at September 30, 2003, we have an outstanding contingent liability for guarantees of debt and lease payments of $3.7 million, letters of credit of $46.8 million, residual value of leases of $53.8 million and executive loans to purchase our stock of $9.3 million.

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

     In March 2003, we repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the military conflict in Iraq and SARS made available more aircraft that compete with or are newer than these aircraft. Because of these events, we concluded that our ability to recover the recorded values of our inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and our assessment of then current market conditions, we wrote-down the carrying value of our inventory to equal the estimated market value of $12.2 million. Also in the first quarter 2003, we wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor.

     As of September 30, 2003, our remaining notes receivable of $8.0 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory and other assets related to the Super 27 business was $16.3 million at September 30, 2003 and represents our assessment of the current market value.

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

Tax Litigation

     In 2000, Coltec made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the IRS in the U.S. Court of Claims seeking a refund of this payment. Trial is scheduled for May 2004. Coltec has agreed to pay to us an amount equal to any refunds or credits of taxes and interest received by it as a result of the litigation. If the IRS prevails in this case, Coltec will not owe any additional interest or taxes with respect to 1996. However, we may be required by the IRS to pay up to $24 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 and 1998. The potential tax liability for 1997 and 1998 has been fully reserved. A reasonable estimation of the potential refund for 1996, if any, cannot be made at this time; accordingly, no receivable has been recorded.

     In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases will go to trial in late 2004 or in 2005 and that it will ultimately be successful in these cases. However, if Rohr is not successful in these cases, we believe that the net cost to Rohr at the time of the final determination by the court would not exceed $100 million (including interest) as the court will take into account the timing benefit of the disallowed tax deductions at that time. We believe that any liability resulting from these cases has been fully reserved.

New Accounting Standards

     During January 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statement” addresses consolidation by business enterprises of variable interest entities which have certain characteristics defined in Interpretation No. 46. The provisions of this Interpretation are required to be applied to arrangements existing prior to February 1, 2003 in interim periods beginning after June 15, 2003. On October 8, 2003, the FASB delayed the effective date of the interpretation until periods ending after December 15, 2003. We are currently assessing the effect of Interpretation No. 46, including the potential deconsolidation of BFGoodrich Capital. See “Capital Resources and Liquidity-QUIPS” for a description of BFGoodrich Capital.

     During April 2003, the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivatives, including certain derivatives instruments embedded in other contracts, and for hedging activities under Statement No. 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003, except for certain circumstances, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Statement 149 did not have a material effect on our consolidated financial condition or results of operations.

     During May 2003, the FASB issued Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement was to take effect at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FSP 150-3 which indefinitely deferred the effective date of applying the provisions of the Statement to certain mandatorily redeemable noncontrolling interests, such as our QUIPS, pending further action by the FASB.

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

Contract Accounting-Percentage of Completion

Revenue Recognition

     We have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. We follow the guidelines of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting) except that our contract accounting policies differ from the recommendations of SOP 81-1 in that revisions of estimated profits on contracts are included in earnings under the reallocation method rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates related to units shipped to date is recognized ratably over the remaining life of the contract, while under the cumulative catch-up method, such impact would be recognized immediately. During 2003, we are reviewing and assessing changes to our contract accounting methods, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates. The impact of any such change on our financial statements has yet to be determined. If a change were to be made, it would be made no earlier than January 1, 2004.

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

     Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and our estimate of undiscounted cash flows over the assets remaining useful life are less than the carrying value of the assets. The determination of undiscounted cash flow is based on our segments’ plans. The revenue growth is based upon aircraft build projections from aircraft manufacturers and widely available external publications. The profit margin assumption is based upon the current cost structure and anticipated cost reductions. Measurement of the amount of impairment may be based upon an appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

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

Entry Fees-Investment in Risk and Revenue Sharing Programs

     Some aerospace customers may negotiate an entry fee, representing an up-front cash investment in a new program. The payment effectively demonstrates our commitment to participate in new product programs and is part of the exclusive supply agreement. In return, we receive a percentage of the product sales in the supply periods after flight certification. Entry fees differ from sales incentives, as entry fees are an investment in a program which will generate a benefit from the total sales of the program, not just sales from our products, while sales incentives that are capitalized are recovered during the contract period of our products pursuant to a specific guarantee of recovery by the customer. The entry fees are recognized as Other Assets and amortized on a straight-line basis over the program’s useful life following certification, which approximates 10 to 20 years. The value of the investment is evaluated for impairment based on the criteria in “Identifiable Intangible Assets” above. The estimated lives are reviewed periodically based upon the expected program lives as communicated by the customer.

Employee Benefits

     Assumptions used in determining the projected benefit obligations and the fair value of plan assets for our pension and postretirement benefits other than pensions are evaluated by us in consultation with an outside actuary. Changes in assumptions are based upon our historical data, such as the rate of compensation increase and the long-term rate of return on plan assets. Assumptions, including the discount rate, the long-term rate of return on plan assets and the health care cost projections are evaluated and updated annually.

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

     Important factors that could cause actual results to differ include, but are not limited to:

•	the extent to which we are successful in integrating Aeronautical Systems and achieving expected operating synergies;

•	the nature, extent and timing of our proposed restructuring and consolidation actions and the extent to which we will be able to achieve saving from these actions;

•	the possibility of additional restructuring and consolidation actions beyond those previously announced by us;

•	global demand for aircraft spare parts and aftermarket services;

•	threats associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the impact of Severe Acute Respiratory Syndrome (SARS) on global travel;

•	the timing related to restoring consumer confidence in air travel;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	demand for and market acceptance of new and existing products, such as the Airbus A380 and the Joint Strike Fighter;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the effect of changes in accounting policies, including possible changes to our contract accounting methods;

•	competitive product and pricing pressures;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some of the responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of Market Risk in our 2002 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to “Note N: Derivatives and Hedging” in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

On October 1, 2002, we completed our acquisition of TRW Inc.’s Aeronautical Systems businesses. At the time of the acquisition, these businesses employed approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/Pacific countries, thus adding a significant level of complexity and diversity to our portfolio. We are in the process of integrating these businesses into Goodrich from both an operational as well as a financial reporting and control perspective. In order to ensure the effectiveness of our disclosure controls and procedures during this integration period, we have devoted substantial additional internal and external resources to verify the information being reported by these businesses. As a result of this process, we have concluded that while additional enhancements to certain reporting processes, procedures and systems are expected to be made in the future, the disclosure controls and procedures of Aeronautical Systems were effective as of the end of the period covered by this Quarterly Report (the “Evaluation Date”).

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based upon that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Three Year Credit Agreement dated as of August 20, 2003 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

     (b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2003	GOODRICH CORPORATION

/s/ ULRICH SCHMIDT

Ulrich Schmidt
Executive Vice President and Chief Financial Officer

/s/ ROBERT D. KONEY, JR

Robert D. Koney, Jr.
Vice President & Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Three Year Credit Agreement dated as of August 20, 2003 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.

Exhibit 15	Letter Re: Unaudited Interim Financial Information

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.