Form 10-K
period 2003-12-31
GOODRICH CORP
filed 2004-02-24
CIK 42542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-892

GOODRICH CORPORATION

(Exact name of registrant as specified in its charter)

New York (State of incorporation)	34-0252680 (I.R.S. Employer Identification No.)

Four Coliseum Centre 2730 West Tyvola Road Charlotte, North Carolina (Address of principal executive offices)	28217 (Zip Code)

Registrant’s telephone number, including area code: (704) 423-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Common Stock, $5 par value	New York Stock Exchange
8.30% Cumulative Quarterly Income Preferred Securities, Series A*	New York Stock Exchange

*	Issued by BFGoodrich Capital, a Delaware statutory business trust. The payments of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by Goodrich Corporation. Goodrich Corporation is the owner of 100% of the common equity issued by BFGoodrich Capital.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of June 30, 2003 was $2.5 billion.

     The number of shares of common stock outstanding as of January 31, 2004 was 117,718,853.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement dated March 12, 2004 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

PART I

ITEM 1. BUSINESS

Overview

We are one of the largest worldwide suppliers of components, systems and services to the commercial, regional, business and general aviation markets. We are also a leading supplier of aircraft and satellite systems products to the global military and space markets. Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America, Europe and Asia.

We were incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

Our principal executive offices are located at Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, North Carolina 28217 (telephone 704-423-7000).

We maintain an Internet site at http://www.goodrich.com. The information contained at our Internet site is not incorporated by reference in this report, and you should not consider it a part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Internet site as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. In addition, we maintain a corporate governance page on our Internet site that includes key information about our corporate governance initiatives, including our Guidelines on Governance, the charters for our standing board committees and our Business Code of Conduct. These materials are available to any shareholder who requests them.

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations consist of the Performance Materials segment, which was divested in February 2001, the Engineered Industrial Products segment, which was spun-off to shareholders in May 2002, the Avionics business, which was divested in March 2003, and the Passenger Restraints business, which ceased operating during the first quarter of 2003.

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

The purchase price for these businesses, after giving effect to post-closing purchase price adjustments, was approximately $1.4 billion. We financed the acquisition through a $1.5 billion, 364-day credit facility provided by some of our existing lenders. In the fourth quarter of 2002, we repaid $1.3 billion of the credit facility using proceeds from an offering of our common stock for net proceeds of $216.2 million, the issuance of $800 million of 5 and 10-year notes for net proceeds of $793.1 million, cash flow from operations and the sale of non-operating assets. During the first quarter 2003, we repaid the balance of the facility with funds generated from the sale of the Noveon International, Inc. payment-in-kind notes (Noveon PIK Notes) and a portion of the proceeds from the sale of our Avionics business.

We have submitted claims to Northrop Grumman (which acquired TRW Inc.) for reimbursement of several items related to our acquisition of the Aeronautical Systems businesses, which claims totaled approximately $30 million at December 31, 2003. The claims relate to liabilities and obligations that were retained by TRW under the purchase agreement, but which have been administered by us since the closing. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. We are providing additional information to Northrop in order to answer these questions.

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

Discontinued Operations

Sale of the Avionics Business

On March 28, 2003, we completed the sale of our Avionics business to L-3 Communications Corporation for $188 million, or $181 million net of fees and expenses. The gain on the sale was $63.0 million after tax, which was reported as income from discontinued operations. The Avionics business marketed a variety of state-of-the art avionics instruments and systems primarily for general aviation, business jet and military aircraft. Prior period financial statements have been restated to reflect the Avionics business as a discontinued operation.

Passenger Restraint Systems

During the first quarter of 2003, our Passenger Restraint Systems (PRS) business ceased operations. Prior period financial statements have been restated to reflect the PRS business as a discontinued operation.

Spin-off of Engineered Industrial Products

On May 31, 2002, we completed the tax-free spin-off of our Engineered Industrial Products (EIP) segment. The spin-off was effected through a tax-free distribution to our shareholders of all of the capital stock of EnPro Industries, Inc. (EnPro), then a wholly owned subsidiary of Goodrich. In the spin-off, our shareholders received one share of EnPro common stock for every five shares of our common stock owned on the record date, May 28, 2002.

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

The spin-off was recorded as a dividend and resulted in a reduction in shareholders’ equity of $409.1 million representing the recorded value of net assets of the business distributed, including cash of $47.0 million. The distribution agreement provided for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed, which adjustments resulted in a cash payment by EnPro to us of $0.6 million.

The $150 million of outstanding Coltec Capital Trust 5¼ percent convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations prior to the spin-off remained outstanding as part of the EnPro capital structure following the spin-off. At December 31, 2003, $145 million of the TIDES remained outstanding. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. We have guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us for any costs and liabilities arising under or related to the TIDES after the spin-off.

Sale of Performance Materials Segment

On February 28, 2001, we completed the sale of our Performance Materials (PM) segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in Noveon PIK Notes issued by the buyer, which is now known as Noveon International Inc. (Noveon). The transaction resulted in an after-tax gain of $93.5 million. During the second quarter 2002, a dispute over the computation of a post-closing working capital adjustment was resolved. The resolution of this matter did not have an effect on the previously reported gain.

In July 2002, we entered into an agreement with Noveon to amend certain provisions of the Noveon PIK Notes held by us to give Noveon the option to prepay the securities at a discount greater than the original discount if they were prepaid on or before February 28, 2003. In June and October 2002, Noveon prepaid a total of $62.5 million of the outstanding principal of the Noveon PIK Notes for $49.8 million in cash. Because these prepayments did not exceed the original discount recorded at the inception of the notes, no gain or loss was required to be recognized. We sold the remaining Noveon PIK Notes in March 2003 for $155.8 million, which resulted in an after-tax gain of $4.6 million.

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

Other Dispositions

During 2002, we sold a business and a minority interest in a business, resulting in a pre-tax gain of $2.5 million, which has been reported in other income (expense) - net.

During 2001, we sold a minority interest in a business, resulting in a pre-tax gain of $7.2 million, which has been reported in other income (expense) - net.

Other Acquisition

The following acquisitions were recorded using the purchase method of accounting. Their results of operations have been included in our results since their respective dates of acquisition. Acquisitions made by businesses included within the former Performance Materials and Engineered Industrial Products segments are not discussed below.

During 2001, we acquired a manufacturer of aerospace lighting systems and related electronics, as well as the assets of a designer and manufacturer of inertial sensors used for guidance and control of unmanned vehicles and precision-guided systems. Total consideration paid by us for these acquisitions aggregated $113.8 million, of which $102.6 million represented goodwill and other intangible assets.

Business Segments

Effective January 1, 2003, we reorganized into three business segments: Airframe Systems, Engine Systems and Electronic Systems. The reorganization was designed to enhance communication and maximize synergies in a streamlined organization. Segment financial results for prior periods have been restated to reflect the new organization. For financial information about the sales, operating income and assets of our segments, see Note M to our Consolidated Financial Statements.

A summary of the products and services provided by our business segments is presented below.

Airframe Systems

Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe systems also includes the aviation technical services business unit which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment includes the actuation systems, flight controls and customer services business units that were acquired as part of Aeronautical Systems. The actuation systems business unit provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. The flight controls business unit provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats. The customer service business unit supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems.

Engine Systems

Engine Systems includes the aerostructures business unit, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems and engine controls business units, which were acquired as part of Aeronautical Systems. The cargo systems business unit produces fully integrated main deck and lower lobe cargo systems for wide body aircraft. The engine controls business unit provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems.

Electronic Systems

Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris, engine and transmission and structural health. The segment’s products also include ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems, laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats and crew and attendant seating. The power systems business unit, which was acquired as part of Aeronautical Systems, provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. Also acquired as part of Aeronautical Systems was the hoists and winches business unit, which provides airborne hoists and winches used on both helicopters and fixed wing aircraft, and a business that produces engine shafts primarily for helicopters.

Customers

We serve a diverse group of customers worldwide in the commercial, military, regional, business and general aviation markets and in the global military and space markets. We market our products, systems and services directly to our customers through an internal marketing and sales force.

In 2003, 2002 and 2001, direct and indirect sales to The Boeing Company (Boeing) totaled 17 percent, 20 percent and 23 percent, respectively, of consolidated sales. In 2003, 2002 and 2001, direct and indirect sales to Airbus S.A.S. (Airbus) totaled 14 percent, 13 percent and 13 percent, respectively, of consolidated sales.

In 2003, 2002 and 2001, direct and indirect sales to the United States government totaled 19 percent, 20 percent and 16 percent, respectively, of consolidated sales. Indirect sales to the United States government include a portion of the direct and indirect sales to Boeing referred to in the preceding paragraph.

Competition

The aerospace industry in which we operate is highly competitive. Principal competitive factors include price, product and system performance, quality, service, design and engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of United States and foreign companies that are both larger and smaller than us in terms of resources and market share, and some of which are our customers.

The following table lists the companies that we consider to be our major competitors for each major aerospace product or system platform for which we believe we are one of the leading suppliers.

Major Non-Captive
System	Market Segments (1)	Competitors (2)

AIRFRAME SYSTEMS

Flight Control Actuation	Large Commercial/Military	Parker Hannifin Corporation; United Technologies Corporation; Smiths Group plc; Liebherr-Holding GmbH; Moog Inc.

Heavy Airframe Maintenance	Large Commercial	TIMCO Aviation Services, Inc.; SIA Engineering Company Limited; Singapore Technologies Engineering Ltd.; Lufthansa Technik AG; PEMCO Aviation Group, Inc.

Landing Gear	Large Commercial/Military	Messier-Dowty (a member company of Snecma (3))

Nacelles/Thrust Reversers	Large Commercial	Aircelle (a subsidiary of Snecma (3)); General Electric

Wheels and Brakes	Large Commercial/Business	Honeywell International Inc.; Messier-Bugatti (a subsidiary of Snecma (3)); Aircraft Braking Systems Corporation (a subsidiary of K&F Industries, Inc.)

ENGINE SYSTEMS

Cargo Systems	Large Commercial	Telair International (a subsidiary of Teleflex Incorporated); Ancra International LLC

Engine Controls	Large Commercial/Military	United Technologies Corporation; BAE Systems plc; Honeywell International Inc.

ELECTRONIC SYSTEMS

Aerospace Hoists/Winches	Military/Large Commercial	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)

Aircraft Crew Seating	Business	Ipeco Holdings Ltd, Sicma Aero Seat (a subsidiary of Zodiac S.A.); EADS Sogerma Services (a subsidiary of EADS European Aeronautical Defense and Space Co.); B/E Aerospace, Inc.; C&D Aerospace Group

De-Icing Systems	Regional/General Aviation	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.

Ejection Seats	Military	Martin-Baker Aircraft Co. Limited

Evacuation Systems	Large Commercial	Air Crusiers (a subsidiary of Zodiac S.A.)

Fuel and Utility Systems	Large Commercial	Smiths Group plc; Parker Hannifin Corporation; Argo-Tech Corporation

Lighting	Large Commercial/Business	Honeywell International Inc.

Optical Systems	Military/Space	L-3 Communications Holdings, Inc.; Honeywell International Inc.; Eastman Kodak Company

Power Systems	Large Commercial	Honeywell International Inc.; Smiths Group plc; United Technologies Corporation

Sensors	Large Commercial/Military	BAE Systems plc; Honeywell International Inc.; Thales, S.A.

(1)	As used in this table, “Large Commercial” means commercial aircraft with a capacity for 100 or more seats.

(2)	Excludes aircraft manufacturers, airlines and prime military contractors who, in some cases, have the capability to produce these systems internally.

(3)	Snecma refers to Société Nationale d’Études et de Construction de Moteurs d’Aviation.

Backlog

At December 31, 2003, we had a backlog of approximately $3.2 billion, of which approximately 67 percent is expected to be filled during 2004. The amount of backlog at December 31, 2002 was approximately $3.7 billion. Backlog includes fixed, firm contracts that have not been shipped and for which cancellation is not anticipated. Backlog is subject to delivery delays or program cancellations, which are beyond our control.

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

For additional information concerning environmental matters, see “Item 3. Legal Proceedings – Environmental.”

Research and Development

We perform research and development under company-funded programs for commercial products and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Total research and development expense from continuing operations in 2003, 2002 and 2001 was $311.6 million, $217.6 million and $174.4 million, respectively. Of these amounts, $88.4 million, $48.5 million, and $48.8 million, respectively, were funded by customers. Research and development expense in 2002 included the $12.5 million of in-process research and development expense written-off as part of the Aeronautical Systems acquisition.

Intellectual Property

We own or are licensed to use various intellectual property rights, including patents, trademarks, copyrights and trade secrets. While such intellectual property rights are important to us, we do not believe that the loss of any individual property right or group of related rights would have a material adverse effect on our overall business or on any of our operating segments.

Human Resources

As of December 31, 2003, we had approximately 14,000 employees in the United States. Additionally, we employed approximately 6,600 people in other countries. We believe that we have good relationships with our employees. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through January 2008. There were no material work stoppages during 2003.

Foreign Operations

We are engaged in business in foreign markets. Our manufacturing and service facilities are located in Australia, Canada, China, England, France, Germany, India, Indonesia, Mexico, Poland, Scotland and Singapore. We market our products and services through sales subsidiaries and distributors in a number of foreign countries. We also have joint venture agreements with various foreign companies.

Currency fluctuations, tariffs and similar import limitations, price controls and labor regulations can affect our foreign operations, including foreign affiliates. Other potential limitations on our foreign operations include expropriation, nationalization, restrictions on foreign investments or their transfers and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by the unavailability of dollar exchange or other restrictive regulations that foreign governments could enact. We do not believe that such restrictions or regulations would have a material adverse effect on our business, in the aggregate.

For financial information about U.S. and foreign sales and assets, see Note M to our Consolidated Financial Statements.

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

The market segments in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns in demand. For example, certain of our commercial aviation products sold to aircraft manufacturers have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak general economic conditions, as demand for new aircraft typically declines during these periods. Although we believe that aftermarket demand for many of our products may reduce our exposure to these business downturns, we have experienced these conditions in our business in the past and may experience downturns in the future.

The U.S. and other world markets have experienced an economic downturn, and many of the market segments that we serve have been affected by this downturn. As a result, our business and financial results have been adversely affected. If this economic downturn were to continue for an extended period or if conditions were to worsen, there would be a further negative impact on our business and financial results.

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

The downturn in the commercial air transport market segment, the lingering impact of the 2001 terrorist attacks, the military conflict in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS) have adversely affected the financial condition of many commercial airlines. In response, some airlines have reduced their aircraft fleet sizes, resulting in decreased aftermarket demand for many of our products. In addition, Boeing and Airbus have both announced that new commercial aircraft deliveries for 2004 will be flat to slightly declining when compared to deliveries in 2003. We expect that this reduction in the active fleet, coupled with flat or declining commercial aircraft deliveries by Boeing and Airbus, could adversely affect our results of operations and cash flows.

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

Our acquisition of Aeronautical Systems exposes us to risks, including the risk that we may not achieve expected cost savings and operating synergies.

Our acquisition of Aeronautical Systems from TRW Inc. involves risks that could adversely affect our operating results, including the difficulties in integrating the operations and personnel of these businesses in a manner and a timeframe that achieves the costs savings and operating synergies that we expect. In addition, difficulties in obtaining reimbursement from Northrop Grumman (which acquired TRW) for liabilities and obligations that were retained by TRW under the purchase agreement but which have been administered by us since the closing could adversely affect our operating results.

A significant decline in business with Boeing or Airbus could adversely affect our business and financial results.

For the year ended December 31, 2003, approximately 17 percent and 14 percent of our sales were made to Boeing and Airbus, respectively, for all categories of products, including original equipment and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for our defense and space-related products is dependent upon government spending.

Approximately 30 percent of our sales for the year ended December 31, 2003 was derived from the military and space market segments. Included in that category are direct and indirect sales to the United States government, which represented approximately 19 percent of our sales for the year ended December 31, 2003. The military and space market segments are largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending could curtail or enhance our prospects in these market segments, depending upon the programs affected. A change in the level of anticipated new product development costs for military aircraft could negatively impact our business.

Competitive pressures may adversely affect our business and financial results.

The aerospace industry in which we operate is highly competitive. We compete worldwide with a number of United States and foreign companies that are both larger and smaller than we are in terms of resources and market share, and some of which are our customers. While we are the market and technology leader in many of our products, in certain areas some of our competitors may have more extensive or more specialized engineering, manufacturing or marketing capabilities and lower manufacturing cost. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

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

Expenses related to employee and retiree medical and pension benefits may continue to rise.

Over the last few years, we have experienced significant increases in expenses related to our employee and retiree medical and pension benefits. Although we have taken action seeking to contain these cost increases, including making material changes to some of these plans, there are risks that our expenses will rise as a result of continued increases in medical costs due to increased usage of medical benefits and medical cost inflation in the United States. Pension expense may increase if investment returns on our pension plan assets do not meet our long-term return assumption, if there are further reductions in the discount rate used to determine the present value of our benefit obligation, or if other actuarial assumptions are not realized.

The aerospace industry is highly regulated.

The aerospace industry is highly regulated in the United States by the Federal Aviation Administration and in other countries by similar regulatory agencies. We must be certified by these agencies and, in some cases, by individual original equipment manufacturers in order to engineer and service systems and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

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

Third parties may not satisfy their contractual obligations to indemnify us for environmental and other claims arising out of our divested businesses.

In connection with the divestiture of our tire, vinyl and other businesses, we received contractual rights of indemnification from third parties for environmental and other claims arising out of the divested businesses. If these third parties do not honor their indemnification obligations to us, it could have a material adverse effect on our financial condition, results of operations and cash flow.

Any product liability claims in excess of insurance may adversely affect our financial condition.

Our operations expose us to potential liability for personal injury or death as a result of the failure of an aircraft component that has been serviced by us, the failure of an aircraft component designed or manufactured by us, or the irregularity of products processed or distributed by us. While we believe that our liability insurance is adequate to protect us from these liabilities, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our international operations also expose us to translation risk when the local currency financial statements are translated to U.S. dollars, our parent company’s functional currency. As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. dollars will affect comparability of revenues and expenses between years.

Creditors may seek to recover from us if the businesses that we spun off are unable to meet their obligations in the future, including obligations to asbestos claimants.

On May 31, 2002, we completed the spin-off of our wholly owned subsidiary, EnPro Industries, Inc. (EnPro). Prior to the spin-off, we contributed the capital stock of Coltec Industries Inc to EnPro. At the time of the spin-off, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

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

ITEM 2. PROPERTIES

We operate manufacturing plants and service and other facilities throughout the world.

Information with respect to our significant facilities that are owned or leased is set forth below:

			Approximate
		Owned or	Number of
Segment	Location	Leased	Square Feet

Airframe Systems	Everett, Washington (1)	Owned/Leased	1,180,000
	Cleveland, Ohio	Owned/Leased	445,000
	Wolverhampton, England	Leased	430,000
	Troy, Ohio	Owned	410,000
	Oakville, Canada	Owned/Leased	390,000
	Vernon, France	Owned	275,000
	Sydney, Australia	Owned	205,000
	Miami, Florida	Owned	200,000
Engine Systems	Chula Vista, California	Owned	1,840,000
	Riverside, California	Owned/Leased	1,160,000
	Chula Vista, California	Leased	890,000
	West Hartford, Connecticut (2)	Owned	550,000
	Marston Green, England	Leased	510,000
	Neuss, Germany	Owned/Leased	380,000
	Foley, Alabama	Owned	340,000
	Birmingham, England	Owned/Leased	330,000
	Toulouse, France	Owned/Leased	300,000
	Arkadelphia, Arkansas	Owned	275,000
	Jamestown, North Dakota	Owned	255,000
	West Hartford, Connecticut	Owned	250,000
Electronic Systems	Danbury, Connecticut	Owned	520,000
	Aurora, Ohio (3)	Leased	300,000
	Burnsville, Minnesota	Owned	245,000
	Vergennes, Vermont	Owned	210,000

(1)	Although three of the buildings are owned, the land at this facility is leased.

(2)	We utilize approximately 250,000 square feet, and the rest of this facility is leased to third parties.

(3)	The business is expected to complete the transfer of manufacturing to another of our facilities during 2004.

Our headquarters operation is in Charlotte, North Carolina. In May 2000, we leased approximately 110,000 square feet for an initial term of ten years, with two five-year options to 2020. The offices provide space for the corporate headquarters as well as the headquarters of our Engine Systems and Electronic Systems segments.

We and our subsidiaries are lessees under a number of cancelable and non-cancelable leases for real properties, used primarily for administrative, retail, maintenance, repair and overhaul of aircraft, aircraft wheels and brakes and evacuation systems and warehouse operations and for certain equipment.

In the opinion of management, our principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item 3, “Legal Proceedings-Environmental” for a description of proceedings under applicable environmental laws regarding some of our properties.

ITEM 3. LEGAL PROCEEDINGS

General

There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position or results of operations. From time to time, we are also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

At December 31, 2003, our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $87.8 million, of which $17.6 million was included in current liabilities as Accrued Liabilities. Of the $87.8 million, $24.9 million was associated with ongoing operations and $62.9 million was associated with businesses previously disposed of or discontinued.

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

Asbestos

We, as well as a number of our subsidiaries, have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibres in products, or which may have been present in our facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. We believe that pending and reasonably anticipated future actions, net of anticipated insurance recoveries, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

We believe that we have substantial insurance coverage available to us related to any remaining claims. However, a major portion of the primary layer of insurance coverage for these claims is provided by the Kemper Insurance Companies (Kemper). Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. We cannot predict the long-term impact of these actions on the availability of the Kemper insurance.

Tax Litigation

In 2000, Coltec made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the IRS in the U.S. Court of Claims seeking a refund of this payment. Trial is scheduled for May 2004. Coltec has agreed to pay to us an amount equal to any refunds or credits of taxes and interest received by it as a result of the litigation. If the IRS prevails in this case, Coltec will not owe any additional interest or taxes with respect to 1996. However, we may be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The potential tax liability for 1997 through 2000 has been fully reserved. A reasonable estimation of the potential refund for 1996, if any, cannot be made at this time; accordingly, no receivable has been recorded.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases will go to trial in late 2004 or in 2005 and that it will ultimately be successful in these cases. However, if Rohr is not successful in these cases, we believe that the net cost to Rohr at the time of the final determination by the court would not exceed $100 million, including interest, as the court will take into account the timing benefit of the disallowed tax deductions at that time. We believe that our best estimate of the liability resulting from these cases has been fully reserved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Marshall O. Larsen, age 55, Chairman, President and Chief Executive Officer

Mr. Larsen joined the Company in 1977 as an Operations Analyst. In 1981, he became Director of Planning and Analysis and subsequently Director of Product Marketing. In 1986, he became Assistant to the President and later served as General Manager of several divisions of the Company’s aerospace business. He was elected a Vice President of the Company and named a Group Vice President of Goodrich Aerospace in 1994 and was elected an Executive Vice President of the Company and President and Chief Operating Officer of Goodrich Aerospace in 1995. He was elected President and Chief Operating Officer and a director of the Company in February 2002, Chief Executive Officer in April 2003 and Chairman in October 2003. Mr. Larsen received a B.S. in engineering from the U.S. Military Academy and an M.S. in industrial management from the Krannert Graduate School of Management at Purdue University.

Terrence G. Linnert, age 57, Executive Vice President, Human Resources and Administration, General Counsel

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

Ulrich Schmidt, age 54, Executive Vice President and Chief Financial Officer

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

Stephen R. Huggins, age 60, Senior Vice President, Strategy and Business Development

Mr. Huggins joined the Company in 1988 as Group Vice President, Specialty Products. He later served as Group Vice President, Engine and Fuel Systems from 1991 to 1995 and as Vice President — Business Development, Aerospace from 1995 to 1999. In 1999, he was elected Vice President, Strategic Planning and Chief Knowledge Officer. In 2000, Mr. Huggins was elected Senior Vice President, Strategic Resources and Information Technology. In 2003, Mr. Huggins was elected Senior Vice President, Strategy and Business Development. Mr. Huggins received a B.S. in aerospace engineering from Virginia Polytechnic Institute.

Jerry S. Lee, Age 62, Senior Vice President, Technology and Innovation

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

John J. Carmola, Age 48, Vice President and Segment President, Engine Systems

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

Cynthia M. Egnotovich, age 46, Vice President and Segment President, Electronic Systems

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

John J. Grisik, age 57, Vice President and Segment President, Airframe Systems

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

Robert D. Koney, Jr., age 47, Vice President and Controller

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock (symbol GR) is listed on the New York Stock Exchange. The following table sets forth on a per share basis the high and low sale prices for our common stock for the periods indicated as reported on the New York Stock Exchange composite transactions reporting system, as well as the cash dividends declared on our common stock for these periods.

	2003					2002

QUARTER	HIGH	LOW	DIVIDEND		QUARTER	HIGH	LOW	DIVIDEND

First	$20.05	$13.10	$	.200	First	$32.19	$24.12	$.275
Second	21.14	12.20		.200	Second	34.42	26.17	.200
Third	26.48	20.25		.200	Third	27.49	18.31	.200
Fourth	30.30	24.16		.200	Fourth	20.38	14.17	.200

As of December 31, 2003, there were 10,406 holders of record of our common stock.

On May 17, 2002, our board of directors reduced our quarterly cash dividend rate from $0.275 per share to $0.20 per share to achieve, over time, a net income payout ratio that we believe is consistent with other leading aerospace companies. Our board of directors will continue to consider appropriate dividend policies and practices relating to future dividends on our common stock.

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

Our debt agreements contain various restrictive covenants that, among other things, place limitations on the payment of cash dividends and our ability to repurchase our capital stock. Under the most restrictive of these agreements, $469.5 million of income retained in the business and additional capital was free from such limitations at December 31, 2003. In addition, under the agreement for the BFGoodrich Capital 8.3% Cumulative Quarterly Income Preferred Securities, Series A, if we defer any distributions due to the holders of these securities, we may not, among other things, pay any dividends on our capital stock until all distributions in arrears are paid in full.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA (1)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2001	2000	1999(3)

STATEMENT OF INCOME DATA:
Sales	$4,382.9	$3,808.5	$4,062.2	$3,579.4	$3,541.7
Operating income	245.0	358.6	378.8	468.6
Income from continuing operations	38.5	164.2	172.9	228.0	71.4
Net income	100.4	117.9	289.2	325.9
BALANCE SHEET DATA:
Total assets	$5,889.9	$5,998.3	$5,200.4	$6,052.3	$5,468.4
Long-term debt and capital lease obligations (4)	2,136.6	2,129.0	1,307.2	1,301.4	1,516.9
Mandatorily redeemable preferred securities of trust(4)	—	125.4	125.0	124.5
Total shareholders’ equity	1,193.5	932.9	1,361.4	1,228.5
OTHER FINANCIAL DATA:
Segment operating income	$316.4	$419.2	$440.5	$562.5
Operating cash flow	553.1	524.2	374.8	168.2
Investing cash flow	57.3	(1,507.8)	(278.1)	(349.4)
Financing cash flow	(525.4)	1,163.6	(925.0)	80.6
Capital expenditures	125.1	106.1	187.4	133.8
Depreciation and amortization	219.1	180.8	169.5	111.9
Cash dividends	94.0	96.9	113.7	117.6
Distributions on trust preferred securities(4)	7.9	10.5	10.5	10.5
PER SHARE OF COMMON STOCK:
Income from continuing operations, diluted	$0.33	$1.56	$1.62	$2.09	$0.63
Net Income, Diluted EPS	0.85	1.14	2.76	3.04
Cash dividends declared	0.80	0.88	1.10	1.10	1.10
RATIOS:
Segment operating income as a percent of sales(%)	7.2	11.0	10.8	15.7
Effective income tax rate(%)	33.0	34.5	33.5	33.1
OTHER DATA:
Common shares outstanding at end of year (millions)	117.7	117.1	101.7	102.3
Number of employees at end of year(2)	20,600	22,900	24,000	26,300	27,000

(1)	Except as otherwise indicated, the historical amounts presented above have been restated to present our former Performance Materials, Engineered Industrial Products, Avionics, and Passenger Restraints Systems businesses as discontinued operations.

(2)	Includes employees of our former Performance Materials (through 2000) and Engineered Industrial Products (through 2001) segments and the Avionics and Passenger Restraints Systems (through 2002) businesses, rounded to the nearest hundred.

(3)	Only required financial data is shown as restatement for other financial data is not readily available.

(4)	Effective October 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variables Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” and deconsolidated BFGoodrich Capital. As a result, the Company’s 8.3 percent Junior Subordinated Debentures, Series A, held by BFGoodrich Capital were reported as debt beginning in October 2003 and the corresponding interest payments on such debentures were reported as interest expense. Prior periods have not been restated.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS DOCUMENT.

THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY” FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.

OUR FORMER PERFORMANCE MATERIALS SEGMENT, ENGINEERED INDUSTRIAL PRODUCTS SEGMENT, AVIONICS BUSINESS AND PASSENGER RESTRAINT SYSTEMS BUSINESS (PRS) HAVE BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO OUR CONTINUING OPERATIONS.

OVERVIEW

We are one of the largest worldwide suppliers of aerospace components, systems and services to the commercial, regional, business and general aviation markets. We are also a leading supplier of aircraft and satellite systems products to the global military and space markets. Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America, Europe and Asia.

For 2003, we reported net income of $100 million, or $0.85 per diluted share. Sales for 2003 were $4,383 million. For 2002, we reported net income of $118 million, or $1.14 per diluted share. Sales for 2002 were $3,809 million. The increase in sales of $574 million from 2002 to 2003 resulted primarily from incremental sales of approximately $755 million in 2003 from the acquisition of the TRW Aeronautical Systems businesses on October 1, 2002. The increase in sales was offset in part by reduced sales for products associated with commercial aircraft original equipment production and aftermarket parts and services. Net income for both years included certain charges as described in the “Results of Operations” and “Business Segment Performance” sections. During the first quarter of 2003, we completed the sale of our Avionics business for $181 million of proceeds net of fees and expenses that resulted in a gain of $63 million reported as income from discontinued operations.

Cash flow from operating activities was $553 million in 2003 and $524 million in 2002. Cash flow from operating activities included tax refunds of $107 million in 2003 and $50 million in 2002. Worldwide pension contributions increased from $47 million in 2002 to $63 million in 2003. Cash flow from operating activities in 2003 also was reduced by approximately $30 million for several cash disbursements related to the acquisition of Aeronautical Systems for which we have submitted claims to Northrop Grumman. Included in cash flow from operating activities in 2002 was approximately $29 million resulting from the sale of an interest rate swap and $31 million from the sale of hedges acquired in the acquisition of Aeronautical Systems. Net cash from investing activities was $57 million in 2003 and a use of cash of $1.5 billion in 2002, primarily as a result of the acquisition of Aeronautical Systems.

Long-term debt and capital lease obligations, including current maturities of long-term debt and capital lease obligations, at December 31, 2003 were $2,212 million, including QUIPS Debentures of $63.5 million. Long-term debt and capital lease obligations, including current maturities of long-term debt and capital lease obligations, at December 31, 2002 was $2,133 million, which excluded $126.5 million of QUIPS Debentures. At December 31, 2003 we had cash and marketable securities of $378 million as compared to $150 million at December 31, 2002. The reduction in debt and increase in cash and marketable securities from 2002 levels resulted from cash flow from operating activities, the proceeds from the sale of the Noveon PIK Notes and the proceeds from the sale of our Avionics business.

We maintain a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At December 31, 2003 there were no borrowings and $17.1 million in outstanding letters of credit under this facility. In addition, at December 31, 2003, we had borrowing capacity under this facility of $302.1 million, after reductions for outstanding letters of credit. We also maintain $75 million of uncommitted domestic money market facilities and $31 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2003, there were no borrowings under these facilities. We maintain a shelf registration that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Based upon our current expectations, our 2004 sales are expected to grow in the low single-digit percent range compared to 2003. The outlook for operating income and earnings per share (EPS) is based upon many external and internal factors that may have a material impact on operating income and EPS. See “Outlook” for a list of certain of these factors. We expect fully diluted EPS to be in the range of $1.20 to $1.35. We expect cash flow from operations, minus capital expenditures, to approximate net income in 2004. We expect capital expenditures in 2004 to be approximately $150 to 170 million.

Our business balance across the aerospace and defense markets continues to be an important strategic aspect of our business. The three major market areas for our products and services each represent around one-third of total sales, and we believe that trends in these markets will have an important impact on future sales. Looking at our 2003 sales by market channel, military and space sales represented 30 percent of sales, total commercial aircraft original equipment sales, including regional, business and general aviation original equipment sales, represented 29 percent of our sales and total commercial aircraft aftermarket sales for these same aircraft and for heavy maintenance represented 35 percent of sales. Other areas, including industrial gas turbine components, made up the remaining 6 percent. Overall, our aftermarket sales for both commercial aircraft and in the military and space markets represented about 45 percent of total sales.

Comparing the full year sales for 2002 and 2003, including a comparable full year contribution of Aeronautical Systems in 2002, sales to the military and space market increased about 10 percent, sales to the large commercial aircraft and regional, business and general aviation original equipment markets were down by about 11 percent, and sales to the large commercial aircraft aftermarket decreased by about three percent.

We believe that we may have seen the bottom of the downturn in the commercial aerospace market during 2003. Important to the direction of trends in these market channels is the sequential trends by quarter. When the market channel data is looked at sequentially, comparing fourth quarter 2003 to third quarter 2003, we see some positive signs in all market channels. Large commercial aircraft original equipment sales increased by about three percent, and original equipment sales for the regional, business and general aviation market increased almost six percent. With respect to the large commercial aircraft aftermarket, those sales increased more than four percent, while military and space sales continued to be strong with a sequential increase of more than five percent. We used these trends to help determine the market assumptions contained in the “Outlook.”

In 2004, we remain focused on improving our operational and financial performance and on specific enterprise-wide goals, including margin improvement and strong cash flow. We continue to invest in new products and systems that are expected to fuel our future growth.

OUTLOOK

Our 2004 outlook is based on the following market assumptions:

•	Deliveries of Boeing and Airbus large commercial aircraft are expected to be flat to slightly declining when compared to the 586 deliveries in 2003.

•	Capacity in the global airline system, as measured by available seat miles (ASMs), is expected to grow for the first time since 2000. We continue to expect modest ASM growth in the three to five percent range. Our sales to airlines for large commercial and regional aircraft aftermarket parts and service are expected to grow approximately in line with increases in capacity.

•	Regional and business new aircraft production is expected to increase by about eight to 10 percent.

•	Military sales (OE and aftermarket) should increase roughly in line with global military budgets, in the seven to 10 percent range.

Based on current expectations for these key market trends, our 2004 sales are expected to grow in the low single-digit percent range, compared to 2003.

The outlook for operating income and earnings per share (EPS) is based on many external and internal factors that may have a material impact on operating income and EPS. These factors include, but are not limited to:

•	Certain expenses included in Corporate General and Administrative Costs, Other Income (Expense) and segment operating results are expected to increase by approximately $30 million, in the aggregate, in 2004 compared to 2003. The increase, compared to the prior outlook of a $20 to $25 million increase in these expenses, is primarily due to a change in our incentive compensation plan, which replaced a portion of the annual stock option grant with restricted stock.

•	Stock-based compensation – we will begin expensing stock options during 2004. For the full year 2004, we expect that stock option expense will be approximately $16 million pre-tax (about $0.09 per diluted share).

•	Pension expense – we expect pension costs to be approximately $7 million (pre-tax) lower than 2003, due to higher than previously anticipated pension plan asset levels driven by strong equity markets in the fourth quarter 2003.

•	Foreign exchange – for 2004, we are currently hedged on about 75 percent of our estimated foreign exchange exposure. The recent weakening of the U.S. dollar, especially against the Canadian dollar, the Euro and the Great Britain Pound Sterling, is expected to negatively impact 2004 income by approximately $15 to $20 million pre-tax, compared to 2003, based on current exchange rates.

•	7E7 and A380 spending – combined spending on these two programs is expected to be relatively flat in 2004 compared to 2003 as the reductions in spending on the Airbus A380 program are expected to be largely offset by increased spending on the Boeing 7E7 program.

•	Change in contract accounting – we changed certain elements of the contract accounting methodology utilized at our Aerostructures business, effective January 1, 2004, to better align with industry practices. We expect a one-time increase to income, which will be recorded as a cumulative effect of change in accounting, of approximately $24 million pre-tax (about $0.13 per diluted share). The application of this method should result in approximately $8 million (about $0.05 per diluted share) of lower operating income in 2004 which would have been recognized as products under these contracts ship throughout the year. This change has no impact on cash flow from operations.

Taking these items into account, we expect 2004 fully diluted EPS to be in the range of $1.20 to $1.35. EPS from continuing operations, which excludes the one-time gain from the cumulative effect of accounting change but includes the ongoing negative impact of this accounting change and stock option expensing, is expected to be between $1.07 to $1.22.

EPS Outlook	2004 Outlook

EPS from continuing operations (diluted)*	$1.07 - $1.22
Cumulative effect of change in accounting - beginning of year	$0.13
Net Income (diluted EPS)	$1.20 - $1.35

* Includes:
Change in accounting - operating income impact	($0.05)
Stock-based compensation	($0.09)

We expect cash flow from operations, minus capital expenditures, to approximate net income in 2004. We expect capital expenditures in 2004 to be approximately $150 to $170 million.

The current earnings and cash flow outlook assumes that there will not be any premiums associated with early retirement of debt, material developments with respect to the pending Rohr and Coltec tax litigation or contractual disputes with Northrop Grumman related to the purchase of the Aeronautical Systems business.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

	Year Ended
	December 31,

	2003	2002

	(Dollars in millions)
Sales	$4,382.9	$3,808.5

Segment Operating Income	$316.4	$419.2
Corporate General and Administrative Costs	(71.4)	(60.6)

Total Operating Income	245.0	358.6
Net Interest Expense	(149.5)	(73.6)
Other Income (Expense) — net	(26.3)	(18.1)
Income Tax Expense	(22.8)	(92.2)
Distribution on Trust Preferred Securities	(7.9)	(10.5)

Income from Continuing Operations	38.5	164.2
Income (Loss) from Discontinued Operations	62.4	(10.2)
Cumulative Effect of an Accounting Change	(0.5)	(36.1)

Net Income	$100.4	$117.9

Included in the results from continuing operations for 2003 was increased pension expense, from $35 million in 2002 to $88 million in 2003. The increase in pension expense was primarily due to the weak performance of the U.S. and international equity markets in 2002, in which approximately 50 percent of the U.S. qualified defined benefit pension plans trust funds assets were invested. Approximately 89 percent of pension expense in 2003 related to the business segments. Foreign exchange also negatively impacted the financial results in our business segments. Approximately 10 percent of our revenues and 25 percent of our costs are denominated in currencies other than the U.S. Dollar. Over 95 percent of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. We hedge a portion of our exposure on an ongoing basis. When the U.S. Dollar weakens, our unhedged net costs rise in U.S. Dollar terms. On a weighted basis, the U.S. Dollar declined about 12.5 percent against these currencies in 2003.

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs of $71.4 million for the year ended December 31, 2003 increased $10.8 million, or 17.8 percent, from $60.6 million for the year ended December 31, 2002 primarily due to higher non-qualified pension costs and higher incentive compensation costs. Corporate general and administrative costs as a percentage of sales were 1.6 percent in the year ended December 31, 2003 and December 31, 2002.

Net interest expense increased $75.9 million, or 103.1 percent, primarily due to interest of $58.4 million on the $800 million of long-term debt issued in the fourth quarter of 2002 to partially finance the acquisition of Aeronautical Systems. Net interest expense also increased due to lower interest income of $26.6 million, primarily due to the sale of the Noveon PIK Notes in the first quarter of 2003. Lower short-term debt in 2003 as compared to 2002 somewhat mitigated interest expense by approximately $10.0 million.

Other income (expense) — net increased by $8.2 million, or 45.3 percent, to expense of $26.3 million in the year ended December 31, 2003 from expense of $18.1 million in the year ended December 31, 2002. The increase in expense resulted from the impairment of our equity investment in Cordiem LLC of $11.7 million in 2003 and the absence in 2003 of an $11.8 million gain on the sale of an intangible asset and a $2.4 million gain from the sale of a portion of an investment in a subsidiary sold in 2002. These items were offset in part by several favorable 2003 items, including a gain on the sale of the Noveon PIK Notes of $6.9 million, favorable foreign exchange of $4.8 million, affiliate income of $4.0 million and favorable employee benefit and divested operations costs of $3.1 million.

Our effective tax rate from continuing operations was 33.0 percent during the year ended December 31, 2003 and 34.5 percent during the year ended December 31, 2002. The higher effective tax rate in 2002 compared to 2003 was due to lower tax benefits from export sales, a higher incremental U.S. tax on the deemed repatriation of foreign earnings and the write-off of in-process research and development with no tax benefit in 2002.

Income (loss) from discontinued operations, after tax, was $62.4 million during the year ended December 31, 2003 primarily representing the $63 million gain on the sale of the Avionics business in the first quarter of 2003. Income (loss) from discontinued operations for the Avionics and PRS operating results was a loss of $0.6 million in the year ended December 31, 2003 and income of $1.7 million in the year ended December 31, 2002. Our PRS business ceased operations in the first quarter of 2003. Also included in income (loss) from discontinued operations was a loss of $12 million in the year ended December 31, 2002 for the Engineered Industrial Products segment which was spun-off to shareholders on May 31, 2002. A charge of $7.4 million for a court ruling related to an employee benefit matter of a discontinued business and fees and expenses related to the spin-off of the segment contributed to the loss.

The cumulative effect of an accounting change for the year ended December 31, 2003 of a loss of $0.5 million, after tax, represents the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” We established a liability for contractual obligations for the retirement of long-lived assets. The cumulative effect of an accounting change for the year ended December 31, 2002 of a loss of $36.1 million, after tax, represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, we determined that goodwill relating to the Aviation Technical Services (ATS) reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, we recognized an impairment charge, representing total goodwill of the Aviation Technical Services reporting unit. The goodwill write-off was non-deductible for tax purposes.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

	Year Ended
	December 31,

	2002	2001

	(Dollars in millions)
Sales	$3,808.5	$4,062.2

Segment Operating Income	$419.2	$440.5
Corporate General and Administrative Costs	(60.6)	(61.7)

Total Operating Income	358.6	378.8
Net Interest Expense	(73.6)	(83.6)
Other Income (Expense) — net	(18.1)	(19.3)
Income Tax Expense	(92.2)	(92.5)
Distribution on Trust Preferred Securities	(10.5)	(10.5)

Income from Continuing Operations	164.2	172.9
Income (Loss) from Discontinued Operations	(10.2)	116.3
Cumulative Effect of an Accounting Change	(36.1)	—

Net Income	$117.9	$289.2

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs of $60.6 million for the year ended December 31, 2002 decreased $1.1 million, or 1.8 percent, from $61.7 million for the year ended December 31, 2001. Corporate general and administrative costs, as a percent of sales, slightly increased in 2002. Such costs, as a percent of sales, were 1.6 percent and 1.5 percent in 2002 and 2001, respectively, primarily due to lower incentive compensation costs in 2001 due to our lower stock price at the end of the year, partially offset by costs incurred during 2001 associated with the Goodrich name change.

Net interest expense decreased $10.0 million, or 12.0 percent, from $83.6 million in 2001 to $73.6 million in 2002. The decrease was due to an increase in interest income from the Noveon PIK Notes resulting from 12 months of interest income in 2002 compared to 10 months of interest income in 2001. In addition, interest income in 2002 included $5.4 million relating to the settlement of a contract dispute on the F-14 program. The impact of increased borrowings to finance the acquisition of the Aeronautical Systems businesses in October 2002 was offset by declines in the average interest rates on short-term financings. We also had higher short-term debt prior to the Performance Materials sale during the first quarter of 2001 when interest rates were at significantly higher levels than later in 2001 and 2002.

Other income (expense)-net decreased $1.2 million, or 6.2 percent, to expense of $18.1 million in 2002 from expense of $19.3 million in 2001. The decrease resulted from the gain on the sale of an intangible asset of $11.8 million and the gain on the sale of a minority interest in a business of $2.5 million, offset in part by the settlement of litigation and legal fees of $3.5 million, increased minority interest expense of $1.4 million and lower income from a captive insurance company of $1.4 million. Other income (expense)-net in 2001 included a gain of $7.2 million for the sale of a minority interest in a business.

Our effective tax rate from continuing operations was 34.5 percent and 33.5 percent 2002 and 2001, respectively. The increase in the effective tax rate from 2001 to 2002 was due to a lower tax benefits from export sales which was due to the lower sales volume in 2002, higher incremental U.S. tax on the deemed repatriation of foreign earnings and the write-off of in-process research and development with no tax benefit in 2002.

Income (loss) from discontinued operations, after tax, was a $10.2 million loss during the year ended December 31, 2002 and $116.3 million of income during the year ended December 31, 2001. Income (loss) from discontinued operations for the Avionics and PRS operating results was income of $1.7 million in the year ended December 31, 2002. Our PRS business ceased operations in the first quarter of 2003. Also included in income (loss) from discontinued operations was a loss of $12.0 million in the year ended December 31, 2002 for the EIP segment which was spun-off to shareholders on May 31, 2002. A charge of $7.4 million for a court ruling related to an employee benefit matter of a discontinued business and fees and expenses related to the spin-off of the segment contributed to the loss. Discontinued operations for the year ended December 31, 2001 included $91.4 million of income for the Performance Materials segment for two months including a gain on the sale of the segment of $93.5 million. Operating income was $20.9 million for EIP and $4.0 million for Avionics and PRS.

The cumulative effect of an accounting change was $36.1 million, after tax, for the year ended December 31, 2002. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. Based on those results, we determined that it was likely that goodwill relating to the ATS reporting unit, reported in the Airframe Systems segment, had been impaired. During the third quarter of 2002, we completed our measurement of the goodwill impairment and recognized an impairment charge of $36.1 million (representing total goodwill of this reporting unit), which was nondeductible for income tax purposes and was reported as a cumulative effect of an accounting change retroactively to January 1, 2002.

BUSINESS SEGMENT PERFORMANCE

Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems.

An expanded analysis of Net Customer Sales and Operating Income by business segment follows.

In the following tables, segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

	Year Ended December 31,

			%	% of Sales

	2003	2002	Change	2003	2002

	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$1,784.4	$1,451.6	22.9
Engine Systems	1,557.8	1,422.6	9.5
Electronic Systems	1,040.7	934.3	11.4

Total Sales	$4,382.9	$3,808.5	15.1

SEGMENT OPERATING INCOME
Airframe Systems	$78.7	$100.6	(21.8)	4.4	6.9
Engine Systems	98.1	171.2	(42.7)	6.3	12.0
Electronic Systems	139.6	147.4	(5.3)	13.4	15.8

Segment Operating Income	$316.4	$419.2	(24.5)	7.2	11.0

Airframe Systems: Airframe Systems segment sales of $1,784.4 million in the year ended December 31, 2003 increased $332.8 million, or 22.9 percent, from $1,451.6 million in the year ended December 31, 2002. The increase was due to sales associated with the acquisition of Aeronautical Systems businesses included in this segment, which represented about $470 million in sales for the first nine months of 2003. Excluding the effect of the acquisition, sales decreased approximately $137.2 million from last year primarily due to lower volume for landing gear original equipment (OE), wheel and brake repair services and heavy airframe maintenance.

Airframe Systems segment operating income decreased $21.9 million, or 21.8 percent, from $100.6 million in the year ended December 31, 2002 to $78.7 million in the year ended December 31, 2003. The decrease in operating income for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to decreased sales for landing gear, wheel and brake repair services and heavy airframe maintenance, increased pension expense, unfavorable foreign exchange, an impairment charge related to the Boeing 767 program in 2003 and a favorable insurance settlement in the second quarter 2002. These items impacting reductions in operating income were partially offset by increased sales for aftermarket wheels and brakes in 2003 and a charge for inventory, capitalized sales incentives and supplier termination costs relating to the Fairchild Dornier 728 and 928 programs in the second quarter 2002. Operating income for the Aeronautical Systems businesses in the Airframe Systems segment resulted in a slight loss for the year ended December 31, 2003.

Asset impairments in 2003, including rotable landing gear, facility closure and headcount reduction charges, were $3.6 million in the year ended December 31, 2002 compared to $17.6 million in the year ended December 31, 2003. In the fourth quarter 2002, we recorded a $26.8 million inventory step-up adjustment related to the acquisition of Aeronautical Systems. The inventory for Aeronautical Systems’ business in the Airframe Systems segment was increased to record the inventory at its fair market value at the time of acquisition. Subsequent sale of the acquired inventory increased cost of sales and reduced our profit margins. In addition, in the fourth quarter of 2002, we recorded a $12.5 million charge for in-process research and development. The charge reflects the valuation of the actuation and flight controls business in-process research and development projects that had not reached technical feasibility and had no alternative future use.

Engine Systems: Engine Systems segment sales in the year ended December 31, 2003 of $1,557.8 million increased $135.2 million, or 9.5 percent, from $1,422.6 million in the year ended December 31, 2002. The increase was due to sales associated with the acquisition of Aeronautical Systems businesses included in this segment, which represented approximately $176 million in sales for the first nine months of 2003. Excluding the effect of the acquisition, sales decreased approximately $40.8 million from the year-ago period. Lower aerostructures OE and aftermarket spares sales and a decline in the demand for industrial gas turbine components, resulting in lower sales of engine components and fuel delivery systems, were offset partially by higher sales of aerostructures military and maintenance, repair and overhaul (MRO) businesses.

Engine Systems operating income decreased $73.1 million, or 42.7 percent, from $171.2 million in the year ended December 31, 2002 to $98.1 million in the year ended December 31, 2003. Operating profit was lower due to reduced volume, higher initial costs for the next generation 747 cargo system introduced in the first quarter of 2003 and higher pension expense. In addition, operating profit was lower due to a contract termination in February 2004 as described in the “Subsequent Event” section below which resulted in a charge of $15.1 million for the impairment of excess over average inventory of $7.0 million and $8.1 million for forward losses relating to the reduction in forecasted contract revenue and the increase in costs. The lower profit was mitigated by better cost controls in the aerostructures and engine components businesses as we now benefit from prior downsizings. The Aeronautical Systems businesses included in the Engine Systems segment contributed a modest operating profit to the segment’s operating income.

Included in the year ended December 31, 2003 were write-downs of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million and an impairment of a facility that is now held for sale of $24.4 million. The write-down of the Super 27 re-engining program is described in detail at “Contingencies – Super 27 Program.” During 2002, $26.8 million of contract loss provisions on five contracts were recorded in the aerostructures businesses and were partially offset by approximately $7 million of favorable reserve adjustment related to the implementation of new SAP systems. The loss provisions resulted from increased overhead rates due, in part, to a lower manufacturing base as volume declined consistent with the lower level of aircraft production rates. In the fourth quarter 2002, we recorded a $24.1 million inventory step-up adjustment related to the acquisition of Aeronautical Systems. The inventory for Aeronautical Systems’ business in the Engine Systems segment was increased to record the inventory at its fair market value at the time of acquisition. Subsequent sale of the acquired inventory increased cost of sales and reduced our profit margins. Restructuring and consolidation and other asset impairment costs in the year ended December 31, 2003 were $6.5 million compared to $26.1 million in the year ended December 31, 2002.

Electronic Systems: Sales of the Electronic Systems segment of $1,040.7 million in the year ended December 31, 2003 increased $106.4 million, or 11.4 percent, from $934.3 million in the year ended December 31, 2002. The increase was primarily due to sales associated with the acquisition of the Aeronautical Systems businesses included in this segment, which represented $109 million in sales for the first nine months of 2003. Excluding the effect of the acquisition, sales decreased approximately $2.6 million. The slight decrease in sales was due to weaker demand for our aircraft evacuation slides and seats, fuel monitoring systems and optical & space systems businesses partially offset by stronger sales in propulsion products, sensor systems and lighting systems.

Electronic Systems segment operating income decreased $7.8 million, or 5.3 percent, from $147.4 million in the year ended December 31, 2002 to $139.6 million in the year ended December 31, 2003. Operating income was unfavorably affected by lower sales in optical & space systems, new program investments, primarily at aircraft electrical power systems and aircraft evacuation slides and seats businesses, unfavorable foreign currency exchange and higher pension expense. The Aeronautical Systems businesses included in the Electronic Systems segment contributed a profit in the year ended December 31, 2003.

Restructuring and consolidation costs included in operating income were $9.0 million and $7.4 million in the year ended December 31, 2003 and December 31, 2002, respectively. In the fourth quarter 2002, we recorded a $7.9 million inventory step-up adjustment related to the acquisition of Aeronautical Systems. The inventory for Aeronautical Systems’ business in the Electronic Systems segment was increased to record the inventory at its fair market value at the time of acquisition. Subsequent sale of the acquired inventory increased cost of sales and reduced our profit margins.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

	Year Ended December 31,

			%	% of Sales

	2002	2001	Change	2002	2001

	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$1,451.6	$1,400.2	3.7
Engine Systems	1,422.6	1,737.5	(18.1)
Electronic Systems	934.3	924.5	1.1

Total Sales	$3,808.5	$4,062.2	(6.2)

SEGMENT OPERATING INCOME
Airframe Systems	$100.6	$82.2	22.3	6.9	5.9
Engine Systems	171.2	193.1	(11.3)	12.0	11.1
Electronic Systems	147.4	165.2	(10.8)	15.8	17.9

Segment Operating Income	$419.2	$440.5	(4.8)	11.0	10.8

Airframe Systems: Airframe Systems segment sales of $1,451.6 million in the year ended December 31, 2002 increased $51.4 million, or 3.7 percent, from $1,400.2 million in the year ended December 31, 2001. The increase was due to sales associated with the Aeronautical Systems businesses included in this segment that represented about $168.6 million in sales in the year ended December 31, 2002. Excluding these businesses, sales decreased approximately $117.2 million from the year-ago period primarily due to lower demand for commercial landing gear original equipment, aftermarket wheels and brakes and heavy airframe maintenance and landing gear services.

Airframe Systems segment operating income increased $18.4 million, or 22.3 percent, from $82.2 million in the year ended December 31, 2001 to $100.6 million in the year ended December 31, 2002. Asset impairments including rotable landing gear, facility closure and headcount reduction charges were $3.6 million in the year ended December 31, 2002 compared to $50.0 million in the year ended December 31, 2001. In the fourth quarter 2002, we recorded a $26.8 million inventory step-up adjustment related to the acquisition of Aeronautical Systems. The inventory for Aeronautical Systems’ business in the Airframe Systems segment was increased to record the inventory at its fair market value at the time of acquisition. Subsequent sale of the acquired inventory increased cost of sales and reduced our profit margins. In addition, in the fourth quarter of 2002, we recorded a $12.5 million charge for in-process research and development. The charge reflects the valuation of the actuation and flight controls business for in-process research and development projects that had not reached technical feasibility and had no alternative future use. In 2001, we recorded a $7.8 million inventory adjustment that resulted from decreased demand due to September 11, 2001.

After consideration of the effects of the above items, the decrease in operating income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to decreased sales for landing gear, wheel and brake repair services and heavy airframe maintenance and a favorable insurance settlement in the second quarter 2002. These items impacting reductions in operating income were partially offset by a charge for inventory, capitalized sales incentives and supplier termination costs relating to the Fairchild Dornier 728 and 928 programs in the second quarter 2002. Operating income for the Aeronautical Systems businesses in the Airframe Systems segment resulted in a slight loss for the year ended December 31, 2002.

Engine Systems: Engine Systems segment sales in the year ended December 31, 2002 of $1,422.6 million decreased $314.9 million, or 18.1 percent, from $1,737.5 million in the year ended December 31, 2001. Sales associated with the Aeronautical Systems businesses included in this segment approximated $63 million in sales in the year ended December 31, 2002. Excluding these businesses, sales decreased approximately $378 million from the year-ago period. The decrease resulted from our aerostructures, engine components and fuel delivery systems businesses. The aerostructures sales decline resulted from lower production volumes on most Boeing and Airbus programs and a substantial decline in the sale of spare parts for out-of-production aircraft. These sales declines were largely due to the reduction of older aircraft by airlines subsequent to September 11, 2001. Sales of spare parts for in-production aircraft increased in 2002 from 2001; however, sales were partially offset by a decline in sales on the Super 27 re-engining program. Sales at our aerostructures maintenance repair and overhaul facilities declined slightly from 2001. Our engine components and fuel delivery systems volume was reduced by excess capacity in the power generation market in 2002.

Engine Systems operating income decreased $21.9 million, or 11.3 percent, from $193.1 million in the year ended December 31, 2001 to $171.2 million in the year ended December 31, 2002. Operating profits overall were lower in 2002 from lower sales volume.

During 2002, $26.8 million of contract loss provisions on five contracts were recorded in our aerostructures businesses and were partially offset by approximately $7 million of favorable reserve adjustment related to the implementation of new SAP systems in 2001. The loss provisions resulted from increased overhead rates due, in part, to a lower manufacturing base as volume declined consistent with the lower level of aircraft production rates. In the fourth quarter 2002, we recorded a $24.1 million inventory step-up adjustment related to the acquisition of Aeronautical Systems. The inventory for Aeronautical Systems’ business in the Engine Systems segment was increased to record the inventory at its fair market value at the time of acquisition. Subsequent sale of the acquired inventory increased cost of sales and reduced our profit margins. Restructuring costs, including severance and consolidation costs, were $26.1 million in 2002. In the year ended December 31, 2001, aerostructures recorded an inventory write-down for $85.7 million for our investment in the Boeing 717 and Super 27 re-engining programs due to reduced expectations for these programs. The reduced expectation for the Boeing 717 program relates to Boeing’s announced production schedule reduction for this program during the fourth quarter of 2001. The reduction in expectations for the Super 27 program was primarily due to deteriorating economic conditions and September 11, 2001. In addition, the segment recorded $34.0 million in restructuring and consolidation costs in 2001. These costs were incurred in response to the decline in volume resulting from reduced OE build rates and lower spare parts sales resulting from the general industry economic decline subsequent to September 11, 2001.

Electronic Systems: Sales of the Electronic Systems segment of $934.3 million in the year ended December 31, 2002 increased $9.8 million, or 1.1 percent, from $924.5 million in the year ended December 31, 2001. The increase was primarily due to sales associated with the Aeronautical Systems businesses included in this segment and the acquisition of Hella Lighting Systems in the second quarter 2001, which represented $66.8 million in sales. Higher sales were also reported for our optical & space systems business primarily due to awards of classified cost type contracts. Sales declined in the aircraft evacuation slides and seats, de-icing & specialty systems, sensors and fuel monitoring systems businesses mainly due to lower demand for original equipment and aftermarket products in all of the commercial, regional and business aircraft subsequent to September 11, 2001.

Electronic Systems segment operating income decreased $17.8 million, or 10.8 percent, from $165.2 million in the year ended December 31, 2001 to $147.4 million in the year ended December 31, 2002. Operating income was lower due to reduced volume as noted above, higher investments in new program awards, weaker product mix with less sales in aftermarket and unfavorable operating inefficiencies as a result of not fully realizing cost reduction benefits associated with the restructuring programs that has been initiated. Restructuring costs were $17.3 million in the year ended December 31, 2001 and $7.4 million in the year ended December 31, 2002. In the fourth quarter 2002, we recorded a $7.9 million inventory step-up adjustment related to the acquisition of Aeronautical Systems. The inventory for Aeronautical Systems’ business in the Electronic Systems segment was increased to record the inventory at its fair market value at the time of acquisition. Subsequent sale of the acquired inventory increased cost of sales and reduced our profit margins.

SUBSEQUENT EVENT

On February 16, 2004 we were notified by Pratt & Whitney, a United Technologies Company, that it will not have requirements for original equipment PW4000 engine nacelle components after we complete delivery of 45 shipsets (2 units per shipset) through early 2005. We had originally forecasted 90 shipsets to be delivered through 2009. As a result of this action, our total estimated revenue associated with this contract has been significantly reduced and anticipated cost reductions related to future deliveries under this contract will not occur.

The notice of termination is considered a Type 1 subsequent event under generally accepted accounting principles, the effects of which must be reflected in our 2003 financial statements. As a result, we have recorded a pre-tax charge of $15.1 million, as of December 31, 2003 related to this contract. The charge includes impairment of excess over average inventory of $7.0 million and $8.1 million for forward losses relating to the reduction in forecasted contract revenue and the increase in costs.

FOREIGN OPERATIONS

We are engaged in business in foreign markets. Our manufacturing and service facilities are located in Australia, Canada, China, England, France, Germany, India, Indonesia, Mexico, Poland, Scotland and Singapore. We market our products and services through sales subsidiaries and distributors in a number of foreign countries. We also have joint venture agreements with various foreign companies.

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

Sales to non-U.S. customers were $1,860.5 million or 42 percent of total sales, $1,423.9 million or 37 percent of total sales, and $1,519.3 million or 37 percent of total sales, for 2003, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and also provide adequate financial flexibility.

Cash

At December 31, 2003, we had cash and marketable securities of $378.4 million, as compared to $149.9 million at December 31, 2002.

Credit Facilities

In August 2003, we replaced our syndicated revolving credit facilities (composed of a three-year facility expiring in December 2004 and a 364-day facility expiring in September 2003) with a new committed syndicated revolving credit facility expiring in August 2006. The new facility permits borrowing, including letters of credit, up to a maximum of $500 million (compared to $750 million under the previous facilities) and otherwise has similar terms and is with the same group of global banks as the previous facilities. At December 31, 2003, there were no borrowings and $17.1 million in outstanding letters of credit under this facility. At December 31, 2002, there were $155 million in borrowings and $9.7 million in letters of credit under the previous facilities. During the first quarter of 2003, all amounts borrowed under the previous facilities were repaid with a portion of the proceeds from the sale of our Avionics business, cash flow from operations and proceeds from the sale of certain non-operating assets.

The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our consolidated net worth and leverage ratio levels. In addition, our ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of December 31, 2003, we had borrowing capacity under this facility of $302.1 million, after reductions for outstanding letters of credit.

We also maintain $75 million of uncommitted domestic money market facilities and $31.5 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. As of December 31, 2003, there were no borrowings under these facilities. At December 31, 2002, $23.5 million was borrowed under these facilities. These uncommitted credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

QUIPS

At December 31, 2003 and December 31, 2002, there were $63.5 million and $126.5 million, respectively, in outstanding 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust (Trust), all of the common equity of which is owned by us. The QUIPS are supported by our 8.30% Junior Subordinated Debentures, Series A, due 2025 (QUIPS Debentures). We have unconditionally guaranteed all distributions required to be made by the Trust, but only to the extent the Trust has funds legally available for such distributions.

On October 6, 2003, we completed the redemption of approximately $63.0 million of the QUIPS. The remaining QUIPS were called for redemption on January 19, 2004. The redemption date will be March 2, 2004.

Effective October 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, “ Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” and deconsolidated the Trust. At December 31, 2003, the QUIPS Debentures were reported on our Consolidated Balance Sheet as “Current Maturities of Long-Term Debt and Capital Lease Obligations.” Prior periods have not been restated.

Long-Term Financing

At December 31, 2003, we had long-term debt and capital lease obligations of $2,136.6 million with maturities ranging from 2005 to 2046. Current maturities of long-term debt and capital lease obligations at December 31, 2003 were $75.6 million, including $63.5 million of the QUIPS Debentures. The earliest maturity of a material long-term debt obligation is December 2007. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on our 6.45 percent senior notes due in 2007. In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.50 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. In December 2003, we entered into a $50 million fixed-to-floating interest rate swap on our 7.50 percent senior notes due in 2008. The purpose of entering into these swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps.

Off-Balance Sheet Arrangements

We utilize several forms of off-balance sheet financing arrangements. At December 31, 2003, these arrangements included:

	UNDISCOUNTED
	MINIMUM
	FUTURE LEASE	RECEIVABLES
(IN MILLIONS)	PAYMENTS	SOLD

Tax Advantaged Operating Leases	$54.8
Standard Operating Leases	139.0

	$193.8

Short-term Receivables		$97.3

Lease Agreements

We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allowed us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed us to lease up to a maximum of $90 million at December 31, 2003. At December 31, 2003, $54.8 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $139.0 million at December 31, 2003.

Sale of Receivables

At December 31, 2003, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.3 million at December 31, 2003 and December 31, 2002. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.

Cash Flow Hedges

We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling and Canadian Dollars, but have significant sales contracts that are denominated in U.S. Dollars. Periodically, we enter into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling and Canadian Dollars.

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in our Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at December 31, 2003 was $598.1 million. The fair value of the forward contracts at December 31, 2003 was an asset of $96.7 million, of which $49.6 million is recorded in Prepaid Expenses and Other Assets and $47.1 million is recorded in Other Assets.

The total gross gain of $100.8 million (before deferred taxes of $31.9 million), including terminated forward contracts as discussed below, was recorded in Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of December 31, 2003, the portion of the $100.8 million gain that would be reclassified into earnings to offset the effect of the hedged item as an increase in sales in the next 12 months is a gain of $53.6 million.

In June 2003, we terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $4.1 million. As of December 31, 2003, Accumulated Other Comprehensive Income included a gain of $4.1 million related to these terminated contracts which will be reflected in income and sales when the original contracts would have matured.

Contractual Obligations and Other Commercial Commitments

The following charts reflect our contractual obligations and commercial commitments as of December 31, 2003. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

(IN MILLIONS)	Total	2004	2005-2006	2007-2008	Thereafter

Payments Due by Period
Contractual Obligations
Short-Term and Long-Term Debt	$2,203.1	$75.9	$2.9	$702.5	$1,421.8
Capital Lease Obligations	12.2	2.6	2.3	1.4	5.9
Operating Leases	193.8	39.6	53.5	36.9	63.8
Unconditional Purchase Obligations	155.3	45.6	36.9	27.0	45.8
Other Long-Term Obligations	2.0	1.1	0.8	0.1	—

Total	$2,566.4	$164.8	$96.4	$767.9	$1,537.3

Amount of Commitments that Expire per Period
Other Commercial Commitments
Lines of Credit (1)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	50.1	48.5	1.3	0.3	—
Guarantees	252.6	16.9	33.8	4.1	197.8
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	36.1	12.1	14.2	9.8	—

Total	$338.8	$77.5	$49.3	$14.2	$197.8

(1)	As of December 31, 2003, we had in place (a) a committed syndicated revolving credit facility which expires in August 2006 and permits borrowing up to a maximum of $500 million, (b) $75 million of uncommitted domestic money market facilities and (c) $31.5 million of uncommitted foreign working capital facilities. As of December 31, 2003, we had borrowing capacity under our committed syndicated revolving credit facility of $302.1 million, after reductions for outstanding letters of credit.

Change in Dividend Policy

On May 17, 2002, our Board of Directors approved a change in our dividend policy to achieve, over time, a net income payout ratio that we believe is consistent with other leading aerospace companies. Specifically, our quarterly cash dividend was reduced to 20 cents per share from the previous level of 27.5 cents per share on our common stock, effective with the regular quarterly cash dividend payable July 1, 2002, to shareholders of record as of June 10, 2002.

CASH FLOW

The following table summarizes our cash flow activity for 2003, 2002 and 2001:

Net Cash Provided by (Used by):	2003	2002	2001

Operating activities of continuing operations	$553.1	$524.2	$374.8
Investing activities of continuing operations	$57.3	$(1,507.8)	$(278.1)
Financing activities of continuing operations	$(525.4)	$1,163.6	$(925.0)
Discontinued operations	$138.1	$(118.7)	$836.6

Operating Activities of Continuing Operations

Net cash provided by operating activities of continuing operations increased $28.9 million from $524.2 million during the year ended December 31, 2002 to $553.1 million during the year ended December 31, 2003. Cash provided by operating activities included tax refunds of $107 million in the year ended December 31, 2003 and $50 million in the year ended December 31, 2002. Cash provided by operating activities was reduced by worldwide pension contributions of $62.7 million in the year ended December 31, 2003 and $47.4 million in the year ended December 31, 2002. Net cash provided by operating activities also includes approximately $30 million for several items related to the acquisition of Aeronautical Systems for which we have submitted claims to Northrop Grumman. See “Contingencies-Potential Contractual Dispute with Northrop Grumman.” Also included in 2002 cash provided by operating activities was approximately $29.4 million resulting from the sale of an interest rate swap agreement associated with $200 million of our long-term debt and $30.8 million of cash received from the sale of hedges acquired as part of the acquisition of Aeronautical Systems.

Net cash provided by operating activities of continuing operations increased by $149.4 million to $524.2 million in the year ended December 31, 2002 from $374.8 million in the year ended December 31, 2001. The increase in cash provided by operating activities resulted from improved management of Accounts Receivable and Inventory, and lower estimated tax payments in 2002. Also included in the year ended December 31, 2002 cash provided by operating activities was approximately $29.4 million resulting from the sale of an interest rate swap agreement associated with $200 million of our long-term debt and $30.8 million of cash received from the sale of hedges acquired in the acquisition of Aeronautical Systems. Offsetting the favorable cash flow was a decrease in Accounts Payable in 2002.

Investing Activities of Continuing Operations

Net cash provided by investing activities of continuing operations was $57.3 million in the year ended December 31, 2003 and a use of cash of $1,507.8 million in the year ended December 31, 2002. Cash provided by investing activities in the year ended December 31, 2003 was due to proceeds from the sale of the Noveon PIK Notes of $151.9 million and the receipt of a $35.0 million purchase price adjustment related to the acquisition of Aeronautical Systems offset in part by capital expenditures of $125.1 million. Cash used by investing activities in the year ended December 31, 2002 resulted primarily from the acquisition of Aeronautical Systems for $1,472.6 million and capital expenditures of $106.1 million, offset in part by a payment of $49.8 million on the Noveon PIK Notes. Capital expenditures for 2004 are expected to increase to approximately $150 to $170 million from $125 million expended in 2003.

We used $1,507.8 million of net cash in investing activities of continuing operations in the year ended December 31, 2002 primarily for the acquisition of Aeronautical Systems for $1,472.6 million and capital expenditures of $106.1 million, offset in part by a payment of $49.8 million on the Noveon PIK Notes. Capital expenditures in the year December 31, 2002 were lower than $187.4 million in the year ended December 31, 2001 due to the expansion of our carbon producing capabilities in 2001 and a large enterprise resource planning project at our aerostructures business that was substantially complete in 2001.

Financing Activities of Continuing Operations

Net cash used by financing activities of continuing operations was $525.4 million in the year ended December 31, 2003, compared to net cash provided by financing activities of continuing operations of $1,163.6 million for the year ended December 31, 2002. Short-term debt was repaid during the year ended December 31, 2003 using the net after-tax cash proceeds from the sale of our Avionics business, cash proceeds from the sale of the Noveon PIK Notes and cash provided by operating activities net of dividends and capital expenditures.

Financing activities of continuing operations provided $1,163.6  million of net cash in the year ended December 31, 2002 and used $925.0 million of net cash in the year ended December 31, 2001. The increase in long-term and short-term debt and capital stock was to finance the acquisition of Aeronautical Systems in 2002. The primary reason for the increased use of cash in financing activities in 2001 was the repayment of short-term indebtedness with the proceeds from the Performance Materials sale. See the “Discontinued Operations” cash flow discussion below.

Discontinued Operations

Net cash provided by discontinued operations of $138.1 million in the year ended December 31, 2003 included $134.1 million net after-tax proceeds from the sale of the Avionics business.

Net cash used by discontinued operations of $118.7 million in the year ended December 31, 2002 includes $47.0 million of cash included in the net assets of the EIP business distributed to shareholders, $47.0 million paid, net of insurance receipts, for asbestos-related matters and $15.6 million relating to capital expenditures and debt repayments. Net cash provided by discontinued operations of $836.6 million in the year ended December 31, 2001 includes $960.0 million attributable to the sale of the Performance Materials business in February 2001.

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

At December 31, 2003, our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $87.8 million, of which $17.6 million was included in current liabilities as Accrued Liabilities. Of the $87.8 million, $24.9 million was associated with ongoing operations and $62.9 million was associated with businesses previously disposed of or discontinued.

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

We believe that we have substantial insurance coverage available to us related to any remaining claims. However, a major portion of the primary layer of insurance coverage for these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. We cannot predict the long-term impact of these actions on the availability of the Kemper insurance.

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

Guarantees

We have guaranteed amounts owed by Coltec Capital Trust with respect to the $145 million of outstanding TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and our guarantee with respect to the TIDES remains an obligation of ours. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us for any costs and liabilities arising under or related to the TIDES after the spin-off.

In addition to our guarantee of the TIDES, at December 31, 2003, we have an outstanding contingent liability for guarantees of debt and lease payments of $3.4 million, letters of credit and bank guarantees of $50.1 million, residual value of leases of $50.7 million and executive loans to purchase our stock of $5.2 million.

Potential Contractual Dispute with Northrop Grumman

We have submitted claims to Northrop Grumman (which acquired TRW) for reimbursement of several items related to our acquisition of the Aeronautical Systems businesses, which claims totaled approximately $30 million at December 31, 2003. The claims relate to liabilities and obligations that were retained by TRW under the purchase agreement, but which have been administered by us since the closing. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. We are providing additional information to Northrop in order to answer these questions.

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

In March 2003, we repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the military conflict in Iraq and SARS made available more aircraft that compete with or are newer than these aircraft. Because of these events, we concluded that our ability to recover the recorded values of our inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and our assessment of then current market conditions, we wrote-down the carrying value of our inventory to equal the estimated market value of $12.2 million. Also in the first quarter 2003, we reserved $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor.

As of December 31, 2003, our remaining notes receivable of $7.4 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory and other assets related to the Super 27 business was $11.2 million and $2.8 million, respectively, at December 31, 2003 and represents our assessment of the current market value.

We have entered into several transactions for the Super 27 assets, which, if consummated according to the contractual requirements, would reduce the remaining book values of these assets to approximately $5 million by the end of the first quarter 2004.

Collection of the notes may be negatively affected if the overall deterioration in the commercial aerospace market and the market continues. Because of these conditions, we will continue to assess the value of these assets and their ultimate recovery.

Tax Litigation

In 2000, Coltec made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the IRS in the U.S. Court of Claims seeking a refund of this payment. Trial is scheduled for May 2004. Coltec has agreed to pay to us an amount equal to any refunds or credits of taxes and interest received by it as a result of the litigation. If the IRS prevails in this case, Coltec will not owe any additional interest or taxes with respect to 1996. However, we may be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The potential tax liability for 1997 through 2000 has been fully reserved. A reasonable estimation of the potential refund for 1996, if any, cannot be made at this time; accordingly, no receivable has been recorded.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases will go to trial in late 2004 or in 2005 and that it will ultimately be successful in these cases. However, if Rohr is not successful in these cases, we believe that the net cost to Rohr at the time of the final determination by the court would not exceed $100 million, including interest, as the court will take into account the timing benefit of the disallowed tax deductions at that time. We believe that our best estimate of the liability resulting from these cases has been fully reserved.

NEW ACCOUNTING STANDARD

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with Financial Accounting Standards Board Staff Position 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” the effects of the Act on our plans are not reflected in any measure of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in our Consolidated Financial Statements or accompanying Notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

CHANGE IN ACCOUNTING METHODS

Effective January 1, 2004, we changed certain aspects of the application of contract accounting for our aerostructures business, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates. The impact of such changes on our Consolidated Financial Statements is income of approximately $24 million, before tax, or $16 million after tax which will be reported as a Cumulative Effect of Change in Accounting in the first quarter 2004. The application of this method at the segment level is expected to result in approximately $8 million of lower operating income in 2004 which would have been recognized as products under these contracts ship throughout the year.

Also effective January 1, 2004, we changed our method of accounting for stock-based compensation. We previously accounted for stock-based compensation under APB No. 25. We have adopted the provisions of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” and Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, we will expense stock options and the shares issued under our employee stock purchase plan. The expense will be recognized over the period earned and vested. The adoption is expected to reduce pre-tax income by approximately $16 million, or $11 million, after tax, for 2004.

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

Effective January 1, 2004, we changed certain aspects of the application of contract accounting for our aerostructures business unit, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates. The impact of such changes on our financial statements is income of approximately $24 million, before tax, or $16 million after tax which will be reported as a Cumulative Effect of Change in Accounting in the first quarter of 2004. The application of this method at the segment level is expected to result in approximately $8 million of lower operating income in 2004 which would have been recognized as products under these contracts ship throughout the year.

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

Entry Fees-Investment in Risk and Revenue Sharing Programs

Some aerospace customers may negotiate an entry fee, representing an up-front cash investment in a new program. The payment effectively demonstrates our commitment to participate in new product programs and is part of the exclusive supply agreement. In return, we receive a percentage of the product sales in the supply periods after flight certification. Entry fees differ from sales incentives, as entry fees are an investment in a program which will generate a benefit from the total sales of the program, not just sales from our products, while sales incentives that are capitalized are recovered during the contract period of our products pursuant to a specific guarantee of recovery by the customer. The entry fees are recognized as Other Assets and amortized on a straight-line basis over the program’s useful life following certification, which approximates 20 years. The value of the investment is evaluated for impairment based on the criteria in “Identifiable Intangible Assets” above. The estimated lives are reviewed periodically based upon the expected program lives as communicated by the customer.

Pension and Postretirement Benefits other than Pensions

Assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions are evaluated by us in consultation with an outside actuary. Changes in assumptions are based upon our historical data, such as the rate of compensation increase and the long-term rate of return on plan assets. Assumptions, including the discount rate, the long-term rate of return on plan assets and the health care cost projections are evaluated at least annually and updated as necessary.

For December 31, 2003, the U.S. discount rate was lowered to 6.25 percent for both the valuation of pensions and other postretirement benefits other than pensions. A 3.63 percent rate of increase in compensation was used for the U.S. plans for December 31, 2003. For postretirement benefits other than pensions, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 with the rate gradually decreasing to five percent for 2008 and remaining at that level thereafter. For December 31, 2003, the U.K. discount rate was 5.75 percent and the rate of compensation was 3.25 percent.

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

Important factors that could cause actual results to differ include, but are not limited to:

•	the extent to which we are successful in integrating Aeronautical Systems in a manner and a timeframe that achieves expected cost savings and operating synergies;

•	potential contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the nature, extent and timing of our proposed restructuring and consolidation actions and the extent to which we will be able to achieve saving from these actions;

•	the possibility of additional restructuring and consolidation actions beyond those previously announced by us;

•	global demand for aircraft spare parts and aftermarket services;

•	threats associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the impact of Severe Acute Respiratory Syndrome (SARS) or other airborne respiratory illnesses on global travel;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	demand for and market acceptance of new and existing products, such as the Airbus A380, the Joint Strike Fighter and the Embraer 190;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the effect of changes in accounting policies, including changes to our contract accounting methods and the expensing of stock options;

•	the extent to which expenses related to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some of the responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Exposure

We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations and interest rate swaps. The table below provides information about our financial instruments that are sensitive to changes in interest rates. At December 31, 2003, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $3.7 million.

In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on our 6.45 percent senior notes due in 2007. In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.50 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. In December 2003, we entered into a $50 million fixed-to-floating interest rate swap on our 7.50 percent senior notes due in 2008. The purpose of the interest rates swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on the swaps are the same as those on the notes. In accordance with Statement of Financial Accounting Standards No. 133, the carrying values of the notes have been adjusted to reflect the fair value of the interest rate swap.

The table represents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates (excluding the receivables securitization program). Also included is information about our interest rates swaps.

Expected Maturity Dates

(Dollars in millions)

								FAIR
Debt	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	VALUE

Debt
Fixed Rate	$73.0	$1.2	$1.3	$302.5	$399.6	$1,404.9	$2,182.5	$2,394.8
Average Interest Rate	5.8%	3.1%	3.0%	6.4%	7.2%	7.1%	7.0%
Variable Rate	$2.9	$0.2	$0.2	$0.2	$0.2	$16.9	$20.6	$20.6
Average Interest Rate	2.9%	2.8%	2.8%	2.8%	2.8%	2.0%	2.2%
Capital Lease Obligations	$2.6	$1.4	$0.9	$0.7	$0.7	$5.9	$12.2	$11.8
Interest Rate Swaps
Fixed to Variable- Notional Value				$100.0	$150.0		$250.0	$2.2
								Gain
Average Pay Rate				4.1%	4.8%		4.5%
Average Receive Rate				6.5%	7.2%		6.9%

Foreign Currency Exposure

We are exposed to foreign currency risks that arise from normal business operations. These risks include transactions denominated in foreign currencies, the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency and translation of income and expense and balance sheet amounts of our foreign subsidiaries to the U.S. dollar. Our objective is to minimize our exposure to transaction and income risks through our normal operating activities and, where appropriate, through foreign currency forward exchange contracts.

Foreign exchange negatively impacted the financial results in our business segments in 2003. Approximately 10 percent of our revenues and approximately 25 percent of our costs are denominated in currencies other than the U.S. dollar. Over 95 percent of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. We hedge a portion of our exposure on an ongoing basis. When the U.S. Dollar weakens, our unhedged net costs rise in U.S. Dollar terms.

As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. dollars will affect comparability of revenues and expenses between years.

We have entered into foreign exchange forward contracts to sell U.S. Dollars for Great Britain Pounds Sterling, Canadian Dollars and Euros. These forward contracts are used to mitigate a portion of the potential volatility to cash flows arising from changes in currency exchange rates. As of December 31, 2003 we had forward contracts with an aggregate notional amount of $417.0 million to buy Great Britain Pounds Sterling, contracts with an aggregate notional amount of $56.6 million to buy Canadian Dollars and contracts with an aggregate notional amount of $124.5 million to buy Euros. These forward contracts mature on a monthly basis with maturity dates that range from January 2004 to April 2007.

At December 31, 2003, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of the forward contracts described above by $60.2 million. The fair value of these forward contracts was $96.7 million at December 31, 2003. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

ITEM 8. FINANCIAL STATEMENTS

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Consolidated Financial Statements and Notes to Consolidated Financial Statements of Goodrich Corporation and subsidiaries have been prepared by management. These statements have been prepared in accordance with generally accepted accounting principles and, accordingly, include amounts based upon informed judgments and estimates. Management is responsible for the selection of appropriate accounting principles and the fairness and integrity of such statements.

The Company maintains a system of internal controls designed to provide reasonable assurance that accounting records are reliable for the preparation of financial statements and for safeguarding assets. The Company’s system of internal controls includes: written policies, guidelines and procedures; organizational structures, staffed through the selection of people that provide an appropriate division of responsibility and accountability; and an internal audit program. Ernst & Young LLP, independent auditors, were engaged to audit and to render an opinion on the Consolidated Financial Statements of Goodrich Corporation and subsidiaries. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the Consolidated Financial Statements are not materially misstated. The report of Ernst & Young LLP follows.

The Board of Directors pursues its oversight responsibility for the financial statements through its Audit Review Committee, composed of Directors who are not employees of the Company. The Audit Review Committee meets regularly to review with management and Ernst & Young LLP the Company’s accounting policies, internal and external audit plans and results of audits. To ensure independence, Ernst & Young LLP and the internal auditors have full access to the Audit Review Committee and meet with the Committee without the presence of management.

/s/ MARSHALL O. LARSEN

Marshall O. Larsen
Chairman, President and Chief Executive Officer

/s/ ULRICH SCHMIDT

Ulrich Schmidt
Executive Vice President and Chief Financial Officer

/s/ ROBERT D. KONEY, JR.

Robert D. Koney, Jr.
Vice President and Controller

February 23, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Goodrich Corporation

We have audited the accompanying consolidated balance sheet of Goodrich Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As described in Note H to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 9, 2004
except for Note W, as to which the date is
February 23, 2004

CONSOLIDATED STATEMENT OF INCOME

(DOLLARS IN MILLIOINS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31	2003	2002	2001

SALES	$4,382.9	$3,808.5	$4,062.2
Operating costs and expenses:
Cost of sales	3,365.9	2,893.5	3,134.7
Selling and administrative costs	720.9	519.0	444.8
Restructuring and consolidation costs	51.1	37.4	103.9

	4,137.9	3,449.9	3,683.4

OPERATING INCOME	245.0	358.6	378.8
Interest expense	(155.5)	(106.2)	(107.7)
Interest income	6.0	32.6	24.1
Other income (expense)—net	(26.3)	(18.1)	(19.3)

Income from continuing operations before income taxes and trust distributions	69.2	266.9	275.9
Income tax expense	(22.8)	(92.2)	(92.5)
Distributions on trust preferred securities	(7.9)	(10.5)	(10.5)

INCOME FROM CONTINUING OPERATIONS	38.5	164.2	172.9
Income (loss) from discontinued operations - net of taxes	62.4	(10.2)	116.3
Cumulative effect of change in accounting	(0.5)	(36.1)	—

NET INCOME	$100.4	$117.9	$289.2

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.33	$1.58	$1.68
Discontinued operations	0.52	(0.09)	1.12
Cumulative effect of change in accounting	—	(0.35)	—

NET INCOME	$0.85	$1.14	$2.80

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.33	$1.56	$1.62
Discontinued operations	0.52	(0.08)	1.14
Cumulative effect of change in accounting	—	(0.34)	—

NET INCOME	$0.85	$1.14	$2.76

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)
DECEMBER 31	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$378.4	$149.9
Accounts and notes receivable	608.5	716.0
Inventories	964.2	962.6
Deferred income taxes	53.3	121.3
Prepaid expenses and other assets	82.7	38.0
Assets of discontinued operations	—	46.5

TOTAL CURRENT ASSETS	2,087.1	2,034.3
Property	1,175.9	1,222.4
Prepaid pension	219.5	250.5
Goodwill	1,259.5	1,194.2
Identifiable intangible assets	484.7	464.8
Payment-in-kind notes receivable, less discount ($11.0 at December 31, 2002)	—	141.7
Deferred income taxes	22.9	45.5
Other assets	640.3	644.9

TOTAL ASSETS	$5,889.9	$5,998.3

CURRENT LIABILITIES
Short-term bank debt	$2.7	$379.2
Accounts payable	414.5	435.8
Accrued expenses	648.2	576.9
Income taxes payable	259.9	150.8
Liabilities of discontinued operations	—	16.3
Current maturities of long-term debt and capital lease obligations	75.6	3.9

TOTAL CURRENT LIABILITIES	1,400.9	1,562.9
Long-term debt and capital lease obligations	2,136.6	2,129.0
Pension obligations	642.0	722.1
Postretirement benefits other than pensions	319.2	323.2
Deferred income taxes	—	—
Other non-current liabilities	197.7	202.8
Commitments and contingent liabilities	—	—
Mandatorily redeemable preferred securities of trust	—	125.4
SHAREHOLDERS’ EQUITY
Common stock — $5 par value
Authorized, 200,000,000 shares; issued, 131,265,173 shares at December 31, 2003, and 130,568,582 shares at December 31, 2002 (excluding 14,000,000 shares held by a wholly owned subsidiary)	656.3	652.9
Additional paid-in capital	1,035.8	1,027.4
Income retained in the business	42.4	36.1
Accumulated other comprehensive income (loss)	(126.1)	(369.1)
Unearned compensation	(1.4)	(1.6)
Common stock held in treasury, at cost (13,539,820 shares in 2003 and 13,506,977 shares in 2002)	(413.5)	(412.8)

TOTAL SHAREHOLDERS’ EQUITY	1,193.5	932.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,889.9	$5,998.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN MILLIONS)
YEAR ENDED DECEMBER 31	2003	2002	2001

OPERATING ACTIVITIES
Income from continuing operations	$38.5	$164.2	$172.9
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Restructuring and consolidation:
Expenses including related asset impairments	51.1	37.4	103.9
Payments	(46.6)	(51.5)	(29.9)
In-process research and development	—	12.5	—
Aeronautical Systems inventory step-up	—	58.8	—
Asset impairments	86.1	—	93.5
Depreciation and amortization	219.1	180.8	169.5
Deferred income taxes	72.4	(2.3)	27.5
Net gains on sale of businesses	—	(2.5)	(7.8)
Payment-in-kind interest income	(4.3)	(23.3)	(17.6)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	96.8	109.1	22.9
Change in receivables sold, net	—	—	46.3
Inventories	(18.4)	55.1	(90.1)
Other current assets	(5.9)	(18.6)	(9.6)
Accounts payable	(52.2)	(97.1)	4.7
Accrued expenses	28.7	(27.8)	23.9
Income taxes payable	77.4	129.8	(60.0)
Tax benefit on non-qualified options	0.4	0.5	7.7
Other non-current assets and liabilities	10.0	(0.9)	(83.0)

NET CASH PROVIDED BY OPERATING ACTIVITIES	553.1	524.2	374.8

INVESTING ACTIVITIES
Purchases of property	(125.1)	(106.1)	(187.4)
Proceeds from sale of property	6.9	15.1	2.0
Proceeds from sale of businesses	—	6.0	18.9
Proceeds from payment-in-kind notes	151.9	49.8	—
Payments received (made) in connection with acquisitions, net of cash acquired	23.6	(1,472.6)	(111.6)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	57.3	(1,507.8)	(278.1)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	(377.4)	264.0	(626.4)
Proceeds from issuance of long-term debt and capital lease obligations	20.0	793.1	1.0
Repayment of long-term debt and capital lease obligations	(74.9)	(1.4)	(179.7)
Proceeds from issuance of common stock	9.1	220.2	51.4
Purchases of stock for treasury	(0.3)	(4.9)	(47.1)
Dividends	(94.0)	(96.9)	(113.7)
Distributions on trust preferred securities	(7.9)	(10.5)	(10.5)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(525.4)	1,163.6	(925.0)

DISCONTINUED OPERATIONS
Net cash (used) provided by discontinued operations	138.1	(118.7)	836.6

Effect of exchange rate changes on cash and cash equivalents	5.4	2.8	—

Net increase in cash and cash equivalents	228.5	64.1	8.3
Cash and cash equivalents at beginning of year	149.9	85.8	77.5

Cash and cash equivalents at end of year	$378.4	$149.9	$85.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	COMMON STOCK					UNEARNED
				INCOME	ACCUMULATED	PORTION OF
	SHARES	AMOUNT	ADDITIONAL	RETAINED	OTHER	RESTRICTED	TREA-
			PAID-IN	IN THE	COMPREHENSIVE	STOCK	SURY
(DOLLARS IN MILLIONS)	(IN 000’s)		CAPITAL	BUSINESS	INCOME (LOSS)	AWARDS	STOCK	TOTAL

BALANCE DECEMBER 31, 2000	113,295	$566.5	$922.8	$158.1	$(57.7)	$(1.2)	$(360.0)	$1,228.5
Net income				289.2				289.2
Other comprehensive income (loss):
Unrealized translation adjustments net of reclassification adjustments for loss included in net income of $1.0					(3.5)			(3.5)
Minimum pension liability adjustment					(48.9)			(48.9)

Total comprehensive income								236.8
Employee award programs	1,850	9.2	50.7			0.6	(0.7)	59.8
Purchases of stock for treasury							(50.1)	(50.1)
Dividends (per share— $1.10)				(113.6)				(113.6)

BALANCE DECEMBER 31, 2001	115,145	$575.7	$973.5	$333.7	$(110.1)	$(0.6)	$(410.8)	$1,361.4
Net income				117.9				117.9
Other comprehensive income (loss):
Unrealized translation adjustments					37.4			37.4
Minimum pension liability adjustment					(327.8)			(327.8)
Unrealized gain on cash flow hedges					19.4			19.4

Total comprehensive income (loss)								(153.1)
Sale of common stock under public offering, net of expenses	14,950	74.8	141.4					216.2
Employee award programs	474	2.4	10.4			(1.0)	(2.0)	9.8
EnPro spin-off			(97.9)	(323.2)	12.0			(409.1)
Dividends (per share— $0.875)				(92.3)				(92.3)

BALANCE DECEMBER 31, 2002	130,569	$652.9	$1,027.4	$36.1	$(369.1)	$(1.6)	$(412.8)	$932.9
Net income				100.4				100.4
Other comprehensive income (loss):
Unrealized translation adjustments					131.3			131.3
Minimum pension liability adjustment					62.2			62.2
Unrealized gain on cash flow hedges					49.5			49.5

Total comprehensive income (loss)								343.4
Employee award programs	696	3.4	8.4			0.2	(0.7)	11.3
Dividends (per share— $0.80)				(94.1)				(94.1)

BALANCE DECEMBER 31, 2003	131,265	$656.3	$1,035.8	$42.4	$(126.1)	$(1.4)	$(413.5)	$1,193.5

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The Consolidated Financial Statements reflect the accounts of Goodrich Corporation and its majority-owned subsidiaries (“the Company” or “Goodrich”) except for BFGoodrich Capital. Effective October 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “ Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” and deconsolidated BFGoodrich Capital. Investments in 20 to 50 percent-owned affiliates are accounted for using the equity method. Equity in earnings (losses) from these businesses is included in Other income (expense) — net. Intercompany accounts and transactions are eliminated.

As discussed in Note U, the Company’s Avionics, Passenger Restraints Systems, Performance Materials and Engineered Industrial Products businesses have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company evaluates the collectibility of trade receivables based on a combination of factors. The Company regularly analyzes significant customer accounts and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

SALE OF ACCOUNTS RECEIVABLE. The Company follows the provisions of Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and as such, trade accounts receivable sold are removed from the balance sheet at the time of sale.

INVENTORIES. Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost or market. Certain domestic inventories are valued by the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued principally by the average cost method.

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

LONG-LIVED ASSETS. Property, plant and equipment, including amounts recorded under capital leases, are recorded at cost. Depreciation and amortization is computed principally using the straight-line method over the following estimated useful lives: buildings and improvements, 15 to 40 years; and machinery and equipment, 5 to 15 years. In the case of capitalized lease assets, amortization is computed over the lease term if shorter. Repairs and maintenance costs are expensed as incurred.

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses and was amortized using the straight-line method, in most cases over 20 to 40 years, for all acquisitions completed prior to June 30, 2001. Goodwill amortization was recorded in cost of sales. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001, became effective and were adopted. Under the provisions of SFAS 142, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization beginning January 1, 2002.

Identifiable intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include patents and other technology agreements, trademarks, licenses, customer relationships and non-compete agreements. They are generally amortized using the straight-line method over estimated useful lives of 5 to 25 years for all acquisitions completed prior to June 30, 2001. For acquisitions completed subsequent to June 30, 2001, identifiable intangible assets are generally amortized over their useful life using undiscounted cash flows, a method that reflects the pattern in which the economic benefits of the intangible assets are consumed.

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets remaining estimated useful life are less than the assets carrying value. Measurement of the amount of impairment may be based on an appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

REVENUE AND INCOME RECOGNITION. For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

A significant portion of the Company’s sales in the aerostructures business in the Engines Systems Segment are under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. The Company follows the guidelines of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting) except that the Company’s contract accounting policies differ from the recommendations of SOP 81-1 in that revisions of estimated profits on contracts are included in earnings under the reallocation method rather than the cumulative catch-up method.

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

Effective January 1, 2004, the Company will change certain aspects of the application of contract accounting, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates. The impact of such changes on the Company’s financial statements is income of approximately $24 million, before tax, or $16 million after tax, which will be reported as a cumulative effect of change in accounting in the first quarter of 2004.

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

Included in accounts receivable at December 31, 2003 and 2002, were receivable amounts under contracts in progress of $86.9 million and $110.1 million, respectively, that represent amounts earned but not billable at the respective Balance Sheet dates. These amounts become billable according to their contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.

SHIPPING AND HANDLING. Shipping and handling costs are recorded in cost of sales.

FINANCIAL INSTRUMENTS. The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, foreign currency forward contracts, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Under SFAS 133, derivatives are carried on the Balance Sheet at fair value. The fair value of foreign currency forward contracts is based on quoted market prices.

STOCK-BASED COMPENSATION. The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

EARNINGS PER SHARE. Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share.”

RESEARCH AND DEVELOPMENT EXPENSE. The Company performs research and development under Company-funded programs for commercial products, and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Total research and development expenditures from continuing operations in 2003, 2002 and 2001 were $311.6 million, $217.6 million and $174.4 million, respectively. Of these amounts, $88.4 million, $48.5 million and $48.8 million, respectively, were funded by customers. Research and development expense in 2002 includes the $12.5 million of in-process research and development expense written-off related to the Aeronautical Systems acquisition.

RECLASSIFICATIONS. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARD. The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with Financial Accounting Standards Board Staff Position 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” the effects of the Act on the Company’s plans are not reflected in any measure of the accumulated postretirement benefit obligations (APBO) or net periodic postretirement benefit cost in the Consolidated Financial Statements and accompanying Notes. Specific authoritative guidance on the accounting for the Federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

CHANGE IN ACCOUNTING METHODS. Effective January 1, 2004, the Company will change certain aspects of the application of contract accounting, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates. The impact of such changes on the Company Consolidated Financial Statements is income of approximately $24 million, before tax, or $16 million after tax, which will be reported as a cumulative effect of change in accounting in the first quarter 2004.

Also effective January 1, 2004, the Company will change its method of accounting for stock-based compensation. The Company currently accounts for stock-based compensation under APB No. 25. The Company will now adopt the provisions of Financial Accounting Standard No. 123 “ Accounting for Stock-Based Compensation” and Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, the Company will expense stock options and shares issued under the employee stock purchase plan. The expense will be recognized over the period earned and vested. The adoption is expected to reduce pre-tax income by approximately $16 million, or $11 million after tax, for 2004.

The cumulative effect of an accounting change, as presented after taxes, for the year ended December 31, 2003 of a loss of $0.5 million represents the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” The Company established a liability for contractual obligations for the retirement of long-lived assets. The cumulative effect of an accounting change, as presented after taxes, for the year ended December 31, 2002 of a loss of $36.1 million represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, it was determined that goodwill relating to the Aviation Technical Services (ATS) reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, the Company recognized an impairment charge, representing total goodwill of the Aviation Technical Services reporting unit. The goodwill write-off was non-deductible for tax purposes.

NOTE B. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

Aeronautical Systems

On October 1, 2002, the Company completed its acquisition of TRW Inc.’s Aeronautical Systems businesses (Aeronautical Systems). The purchase price for these businesses, after giving effect to post-closing purchase price adjustments, was approximately $1.4 billion. The acquisition included the purchase of substantially all of the Aeronautical Systems businesses assets and the assumption of certain liabilities as defined in the Master Agreement of Purchase and Sale. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The acquired businesses design and manufacture commercial and military aerospace systems and equipment, including engine controls, flight controls, power systems, cargo systems, hoists and winches and actuation systems. At the time of acquisition, these businesses employed approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/Pacific countries. The acquired businesses expanded the number of products, systems and services that the Company delivers to aircraft manufacturers and operators.

The purchase price payable by the Company to TRW Inc. for the acquisition of the Aeronautical Systems businesses was subject to potential upward or downward adjustment based on the difference between the net assets of the businesses on October 1, 2002 and the net assets of the businesses on May 31, 2002, both calculated in the manner set forth in the Master Agreement of Purchase and Sale. No adjustment was recorded. The purchase price was adjusted based on the funding status of certain pension plans and other employee benefit arrangements.

The Company has submitted claims to Northrop Grumman (which acquired TRW) for reimbursement of several items related to the Company’s acquisition of the Aeronautical Systems businesses, which claims totaled approximately $30 million at December 31, 2003. The claims relate to liabilities and obligations that were retained by TRW under the purchase agreement, but which have been administered by the Company since the closing. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. The Company is providing additional information to Northrop in order to answer these questions.

The allocation of the purchase price has been performed based on the assignment of fair values to assets acquired and liabilities assumed. Fair values are based, in part, on appraisals, performed by an independent appraisal firm, of certain fixed assets and intangible assets.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition:

AT OCTOBER 1, 2002
(IN MILLIONS)

Current assets	$509.4
Property, plant and equipment	287.2
In-process research and development	12.5
Intangible assets subject to amortization (17-year weighted-average useful life):
Customer relationships (17-year weighted-average useful life)	220.5
Technology (17-year weighted-average useful life)	84.5
Favorable sourcing contracts (3-year weighted-average useful life)	5.6

310.6
Goodwill	591.2
Other non-current assets	150.6

Total assets acquired	1,861.5

Current liabilities	345.9
Non-current liabilities	75.0

Total liabilities assumed	420.9

Net assets acquired	$1,440.6

The goodwill associated with the Aeronautical Systems acquisition is fully deductible for U.S. tax purposes.

The fair value of in-process research and development (IPR&D) was determined by an independent valuation using the discounted cash flow method, a variation of the income approach. The IPR&D technologies included in the valuation were variable frequency and electrohydrostatic actuation. The $12.5 million assigned to research and development assets was written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. Those write-offs are included in selling and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations of Goodrich and Aeronautical Systems as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition.

	UNAUDITED

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	YEAR ENDED DECEMBER 31,

	2002	2001

Sales	$4,564.0	$5,164.0
Income from continuing operations	$177.3	$201.3
Net income	$131.0	$317.6
Diluted per share:
Income from continuing operations	$1.69	$1.89
Net income	$1.26	$3.02

Other Acquisitions

The following acquisition was recorded using the purchase method of accounting. Their results of operations have been included the results since their respective dates of acquisition. Acquisitions made by businesses included within the former Performance Materials and Engineered Industrial Products segments are not discussed below.

During 2001, we acquired a manufacturer of aerospace lighting systems and related electronics as well as the assets of a designer and manufacturer of inertial sensors used for guidance and control of unmanned vehicles and precision-guided systems. Total consideration paid by us for these acquisitions aggregated $113.8 million, of which $102.6 million represented goodwill and other intangible assets.

The impact of this acquisition was not material in relation to the Company’s results of operations. Consequently, pro forma information is not presented.

DISPOSITIONS

During 2002, the Company sold a business and a minority interest in a business, resulting in a pre-tax gain of $2.5 million, which has been reported in other income (expense)-net.

During 2001, the Company sold a minority interest in a business, resulting in a pre-tax gain of $7.2 million, which has been reported in other income (expense)-net.

For dispositions accounted for as discontinued operations refer to Note U to the Consolidated Financial Statements.

NOTE C. RESTRUCTURING AND CONSOLIDATION COSTS AND OTHER ASSET IMPAIRMENTS

RESTRUCTURING AND CONSOLIDATION COSTS

The Company incurred $51.1 million ($34.2 million after tax), $37.4 million ($25.0 million after tax) and $103.9 million ($69.5 million after tax) of restructuring and consolidation costs in 2003, 2002 and 2001, respectively. These charges related to the following segments:

(IN MILLIONS)	2003	2002	2001

Airframe Systems	$11.2	$3.6	$50.0
Engine Systems	30.9	26.1	34.0
Electronic Systems	9.0	7.4	17.4

Total segment charges	51.1	37.1	101.4
Corporate	—	0.3	2.5

	$51.1	$37.4	$103.9

2003

Restructuring and consolidation reserves at December 31, 2003, as well as activity during the year, consisted of:

	(IN MILLIONS)

	BALANCE			OPENING	BALANCE
	DECEMBER 31,			BALANCE	DECEMBER 31,
	2002	PROVISION	ACTIVITY	SHEET	2003

Personnel-related costs	$17.6	$17.7	$(37.2)	$16.3	$14.4
Consolidation	5.7	33.4	(34.0)	8.1	13.2

	$23.3	$51.1	$(71.2)	$24.4	$27.6

Provision

The following is a description of key components of the $51.1 million provision for restructuring and consolidation costs in 2003:

Airframe Systems: The segment recorded $11.2 million in restructuring and consolidation costs, consisting of $6.9 million in personnel-related costs and $4.3 million in consolidation costs. $4.4 million of the charge represents non-cash charges, $2.7 million in asset impairment charges and $1.7 million in pension curtailment charges.

The personnel-related charges were for employee severance and employee termination benefits. During the year, a total of 452 employees were terminated. At December 31, 2003, 154 employees remain to be terminated as a result of the restructuring actions.

The $4.3 million in consolidation costs included $2.7 million in non-cash asset impairment charges and $1.8 million related to environmental remediation of a surplus building incurred in connection with a facility closure, offset by $0.2 million reserve reversal due to revisions in estimated facility closure and other costs.

Engine Systems: The segment recorded $30.9 million in restructuring and consolidation costs, consisting of $3.4 million in personnel-related costs and $27.5 million in consolidation costs. $24.1 million of the charge represents non-cash charges, $22.5 million in asset impairment charges and $1.6 million in pension curtailment charges.

The personnel-related charges were for employee severance and benefits. During the year, a total of 593 employees were terminated. At December 31, 2003, 122 employees remain to be terminated as a result of the restructuring actions.

The $27.5 million in consolidation costs includes $22.5 million in non-cash asset impairment charges and $5.0 million in machinery and equipment relocation and other facility closure costs.

Electronic Systems: The segment recorded $9.0 million in restructuring and consolidation costs, consisting of $7.4 million in personnel-related costs and $1.6 million in consolidation costs. $1.4 million of the charge represents non-cash charges, $0.2 million in non-cash asset impairment charges and $1.2 million in pension curtailment charges.

The personnel-related charges were for employee severance and benefits. During the year, a total of 371 employees were terminated. At December 31, 2003, 79 employees remain to be terminated as a result of the restructuring actions.

The $1.6 million in consolidation costs included $1.4 million in facility closure costs and $0.2 million in accelerated depreciation which was expensed as incurred in connection with a facility closure.

Activity

Of the $71.2 million in activity, $46.6 million represented cash payments. The remaining $24.6 million represented non-cash asset impairments related to facility closures and a reversal of reserves no longer required.

Opening Balance Sheet

The $24.4 million increase in restructuring reserves in the opening balance sheet column relates to reserves, primarily for personnel related costs that the Company recorded in the opening balance sheet for the Aeronautical Systems acquisition as part of its integration effort in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”

2002

Restructuring and consolidation reserves at December 31, 2002, as well as activity during the year, consisted of:

	(IN MILLIONS)

	BALANCE			BALANCE
	DECEMBER 31,			DECEMBER 31,
	2001	PROVISION	ACTIVITY	2002

Personnel-related costs	$25.9	$28.7	$(37.0)	$17.6
Consolidation	18.5	8.7	(21.5)	5.7

	$44.4	$37.4	$(58.5)	$23.3

Provision

The following is a description of key components of the $37.4 million provision for restructuring and consolidation costs in 2002:

Airframe Systems: The segment recorded $3.6 million in restructuring and consolidation costs, consisting of $3.0 million in personnel-related costs and $0.6 million in non-cash asset impairment charges.

The personnel-related charges were for employee severance and for voluntary termination benefits. The consolidation costs related to machinery and equipment relocation costs incurred in connection with a facility consolidation or closure, which were expensed as incurred, and asset impairment charges.

Engine Systems: The segment recorded $26.1 million in restructuring and consolidation costs, consisting of $19.9 million in personnel-related costs, $2.6 million in non-cash asset impairment charges, and $3.6 million in facility closure costs.

The personnel-related charges are for employee severance and benefits. Consolidation costs include $2.6 million in accelerated depreciation of impaired assets, which was expensed as incurred, $2.9 million in equipment relocations and $0.7 million in environmental clean up related to facility closure costs.

Electronic Systems: The segment recorded $7.4 million in restructuring and consolidation costs, consisting of $5.5 million in personnel-related costs and $1.9 million in consolidation costs which included $0.3 million in non-cash asset impairment charges.

The personnel-related charges are for employee severance and benefits. Consolidation costs included $1.6 million in equipment relocation costs and $0.3 million in accelerated depreciation of impaired assets, which was expensed as incurred.

Corporate: Restructuring and consolidation costs of $0.3 million represented employee outplacement services and relocation costs.

Activity

Of the $58.5 million in activity, $51.5 million represented cash payments. The remaining $7.0 million represented non-cash asset write-offs, the reversal of an acquisition-related reserve against goodwill and reclassification of reserves to other non-current liabilities, offset by acquisition-related reserves that were established through the opening balance sheet.

2001

Restructuring and consolidation reserves at December 31, 2001, as well as activity during the year, consisted of:

	(IN MILLIONS)

				PERFORMANCE
	BALANCE			MATERIALS	BALANCE
	DECEMBER 31,			RESTRUCTURING	DECEMBER 31,
	2000	PROVISION	ACTIVITY	RESERVE	2001

Personnel-related costs	$12.9	$33.9	$(17.2)	$(3.7)	$25.9
Consolidation costs	45.3	70.0	(59.1)	(37.7)	18.5

	$58.2	$103.9	$(76.3)	$(41.4)	$44.4

Provision

The following is a description of key components of the $103.9 million provision for restructuring and consolidation costs in 2001:

Airframe Systems: The segment recorded $50.0 million in restructuring and consolidation costs, consisting of $8.4 million in personnel-related costs and $41.6 million in facility consolidation and closure costs. $28.1 million of the charge represents non-cash items, representing asset impairments and pension curtailment charges.

The personnel-related charges were for employee severance and benefits including $1.7 million in non-cash pension curtailment charges. Non-cash asset impairment charges of $26.4 million (net of $1.6 million revision of prior estimate) included the impairment of assets held for sale or disposal based on their estimated fair value. Facility closure costs were related to equipment relocation, which were expensed as incurred, and a lease termination fee.

Engine Systems: The segment recorded $34.0 million in restructuring and consolidation costs, consisting of $14.5 million in personnel-related costs, $19.5 million in restructuring and consolidation costs. $20.8 million of the charge represents non-cash items, representing asset impairments and pension curtailment charges.

The personnel-related charges were for employee severance and benefits including $1.6 in non-cash pension curtailment charges. Non-cash asset impairment charges of $19.2 million were related to the impairment of goodwill and the $10 million write-off of long-term collateralized receivables as a result of a deterioration in the value of the collateral.. Facility closure costs related to the impairment of a facility to its anticipated sale value.

Electronic Systems: The segment recorded $17.4 million in restructuring and consolidation costs, consisting of $8.5 million in personnel-related costs and $8.9 million in restructuring and consolidation costs. $4.4 million of the charge represents non-cash items. The personnel-related charges were for employee severance and benefits including $1.1 million in non-cash pension curtailment charges. Non-cash asset impairment charges were $3.3 million.

Corporate: Restructuring and consolidation costs were $2.5 million for employee relocation costs and merger activities.

Activity

Of the $76.3 million in activity, $29.9 million represented cash payments for employee termination benefits and $46.4 million represented facility closure costs, primarily non-cash asset write-offs.

Performance Materials Restructuring Reserve

Approximately $35 million of the $41.4 million reserves was recorded in 2000 for restructuring costs associated with the sale of Performance Materials ($35.6 million in asset impairment costs, $2.1 million in consolidation costs and $3.7 million in severance costs) were reversed in 2001. The remaining portion of the reserve (approximately $6 million) was assumed by the buyer and accordingly reversed against the sale during 2001.

OTHER ASSET IMPAIRMENTS

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

As of December 31, 2003, the Company’s remaining notes receivable of $7.4 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory and other assets related to the Super 27 business was $14.0 million at December 31, 2003 and represents the Company’s assessment of the current market value.

During the first quarter 2003, the Company recorded a non-cash $11.7 million pre-tax asset impairment charge related to its equity investment in Cordiem LLC and a non-cash $6.2 million pre-tax impairment charge on rotable landing gear assets.

NOTE D. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for income from continuing operations is as follows:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2001

Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$38.5	$164.2	$172.9

Denominator:
Denominator for basic earnings per share — weighted-average shares	117.4	103.7	103.1
Effect of dilutive securities:
Stock options, employee stock purchase plan and restricted stock	0.5	0.4	0.6
Performance share plans	0.3	0.2	0.3
Convertible preferred securities	—	1.2	2.9

Dilutive potential common shares	0.8	1.8	3.8

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	118.2	105.5	106.9

Per share income from continuing operations:
Basic	$0.33	$1.58	$1.68

Diluted	$0.33	$1.56	$1.62

At December 31, 2003, 2002 and 2001 the Company had approximately 10.6 million, 9.5 million and 8.1 million stock options outstanding, respectively (see Note T). Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 10.6 million, 9.5 million and 8.1 million stock options outstanding, 9.9 million, 9.5 million and 8.1 million were anti-dilutive stock options excluded from the diluted earnings per share calculation at December 31, 2003, 2002 and 2001, respectively.

NOTE E. SALE OF RECEIVABLES

At December 31, 2003, the Company had in place a variable rate trade receivables securitization program pursuant to which it could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.3 million at December 31, 2003 and December 31, 2002.

Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization agreement does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.

NOTE F. PAYMENT-IN-KIND NOTES RECEIVABLE

The proceeds from the sale of the Company’s Performance Materials segment included $172 million in debt securities (Noveon PIK Notes) issued by the buyer in the form of unsecured notes with interest payable in cash or payment-in-kind, at the option of the issuer. Payment-in-kind refers to the issuer’s ability to issue additional debt securities with identical terms and maturities as the original debt securities as opposed to making interest payments in cash. The notes have a term of 10.5 years and bear interest at a rate of 13 percent, which increases to 15 percent if cash interest payments do not commence after the fifth year.

The Company initially recorded a discount of $21.2 million based on a 14 percent discount rate. In July 2002, the Company entered into an agreement with Noveon to amend certain provisions of the Noveon PIK Notes held by the Company to give Noveon the option to prepay the securities at a discount greater than the original discount if they prepaid on or before February 28, 2003. As a result of prepayments made in June and October 2002, Noveon prepaid a total of $62.5 million of the outstanding principal of the Noveon PIK Notes for $49.8 million in cash. Because the prepayments did not exceed the original discount recorded at the inception of the note, no gain or loss was recognized at the time of prepayment.

In March 2003, the Company sold the remaining $155.8 million in aggregate principal amount of the Noveon PIK Notes, which resulted in a gain of $4.6 million after tax.

NOTE G. INVENTORIES

Inventories consist of the following:

(IN MILLIONS)	2003	2002

FIFO or average cost (which approximates current costs):
Finished products	$185.2	$248.4
In process	644.6	557.4
Raw materials and supplies	241.6	249.8

	1,071.4	1,055.6
Reserve to reduce certain inventories to LIFO basis	(40.6)	(40.3)
Progress payments and advances	(66.6)	(52.7)

TOTAL	$964.2	$962.6

Approximately 11 percent and 13 percent of inventory was valued by the LIFO method in 2003 and 2002, respectively.

In-process inventories as of December 31, 2003, which include significant deferred costs, are summarized by contract as follows (in millions, except quantities which are number of aircraft):

								IN-PROCESS INVENTORY

	AIRCRAFT ORDER STATUS(1)				COMPANY ORDER STATUS				PRE-
									PRODUCTION
	DELIVERED					FIRM			AND EXCESS-
	TO	UNFILLED	UNFILLED	CONTRACT		UNFILLED	YEAR	PRO-	OVER-
	AIRLINES	ORDERS	OPTIONS	QUANTITY(2)	DELIVERED	ORDERS(3)	COMPLETE(4)	DUCTION	AVERAGE	TOTAL

717-200	126	36	38	200	129	45	2007	$5.3	$35.6	$40.9
Embraer Tailcone	9	245	310	600	4	—	2014	1.4	18.3	19.7
CF34-10	—	125	152	750	—	—	2020	—	49.6	49.6
Trent 900	—	43	33	267	—	—	2019	2.3	8.4	10.7
A 380	—	129	62	400	—	—	2018	—	10.8	10.8
PW4000	336	13	—	356	348	7	2005	1.4	—	1.4
V2500	856	353	326	1358	881	46	2008	18.2	5.3	23.5
7Q7	—	—	—	18	—	—	2006	0.3	21.3	21.6
Other in process-inventory related to long-term contracts								49.0	11.7	60.7

Total in-process inventory related to long-term contracts								77.9	161.0	238.9

A380 in-process inventory not related to long-term contracts								—	31.2	31.2
Other in-process inventory not related to long- term contracts								374.5	—	374.5

Total in-process inventory not related to long-term contracts								374.5	31.2	405.7

Balance at December 31, 2003								$452.4	$192.2	$644.6

(1)	Represents the aircraft order status as reported by independent sources for the related aircraft and engine option.

(2)	Represents the number of aircraft used to obtain average unit cost.

(3)	Represents the number of aircraft for which the Company has firm unfilled orders.

(4)	The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.

Based on revisions to the production schedule announced by Boeing at the end of 2001, the Company reevaluated its estimated costs to complete Boeing 717-200 contract, its learning curve assumptions, as well as the number of aircraft expected to be delivered. As a result of this analysis, in the fourth quarter of 2001, the Company reassessed the market for the Boeing 717-200 program and recorded a charge of $76.5 million based on expected deliveries of 200 aircraft. The Company continues to believe that 200 aircraft will be manufactured although as of December 31, 2003, Boeing had only announced firm orders of 162 aircraft. On December 31, 2003 the Company had $35.6 million of pre-production and excess-over-average inventory for this program of which a significant portion is at risk if additional orders are not received. The Company will continue to record no margin on this contract based on its revised assumptions.

NOTE H: GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Under SFAS 142, intangible assets deemed to have indefinite lives and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.

During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. Based on those results, the Company determined that it was likely that goodwill relating to the Aviation Technical Services “reporting unit” (ATS) had been impaired. ATS is included in the Airframe Systems business segment. During the third quarter of 2002, the Company completed its measurement of the goodwill impairment and recognized an impairment of $36.1 million (representing total goodwill of this reporting unit) which was non-deductible for income tax purposes and was reported as a cumulative effect of an accounting change retroactively to January 1, 2002.

Income from continuing operations, basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, adjusted to exclude amounts no longer being amortized, are as follows:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2001

Reported Income from Continuing Operations	$38.5	$164.2	$172.9
Adjustments:
Goodwill amortization	—	—	29.1
Income taxes	—	—	(7.4)

Adjusted Income from Continuing Operations	$38.5	$164.2	$194.6

Basic earnings per share:
Reported	$0.33	$1.58	$1.68
Adjusted	$0.33	$1.58	$1.89
Diluted earnings per share:
Reported	$0.33	$1.56	$1.62
Adjusted	$0.33	$1.56	$1.82

The changes in the carrying amount of goodwill for the year ended December 31, 2003, by segment are as follows:

		BUSINESS
	BALANCE	COMBINATIONS	FOREIGN		BALANCE
	DECEMBER 31,	COMPLETED	CURRENCY		DECEMBER 31,
	2002	OR FINALIZED	TRANSLATION	OTHER	2003

	(IN MILLIONS)
Airframe Systems	$185.1	$30.3	$37.3	$—	$252.7
Engine Systems	406.6	31.5	42.1	—	480.2
Electronic Systems	602.5	37.8	(67.4)	(46.3)	526.6

	$1,194.2	$99.6	$12.0	$(46.3)	$1,259.5

The $67.6 million increase in goodwill in Airframe Systems relates to the $30.3 million finalization of the purchase price allocation resulting from the Company’s acquisition of the Aeronautical Systems businesses. An adjustment of $37.3 million to increase goodwill is due to foreign currency translation.

The $73.6 million increase in goodwill in Engine Systems relates to the $31.5 million finalization of the purchase price allocation resulting from the Company’s acquisition of the Aeronautical Systems businesses. An adjustment of $42.1 million to increase goodwill is due to foreign currency translation.

The $75.9 million decrease in goodwill in Electronic Systems includes a $46.3 million reduction in goodwill from the sale of the Avionics business offset by an increase in goodwill of $32.6 million related to the finalization of the purchase price allocation resulting from the Company’s acquisition the Aeronautical Systems businesses, $4.2 million related to the purchase of certain assets and $1.0 million related to the adjustment of the purchase price of an acquisition due to an earn-out agreement. An adjustment of $67.4 million to decrease goodwill is due to foreign currency translation.

Identifiable intangible assets as of December 31, 2003 are comprised of:

	GROSS	ACCUMULATED
	AMOUNT	AMORTIZATION	NET

	(IN MILLIONS)
Amortizable intangible assets:
Patents, trademarks and licenses	$162.1	$48.6	$113.5
Customer relationships	288.1	13.5	274.6
Technology	92.2	1.1	91.1
Non-compete agreements	6.6	4.8	1.8
Sourcing contracts	6.2	2.5	3.7

	$555.2	$70.5	$484.7

Amortization of these intangible assets for the year ended December 31, 2003 was $19.9 million. Amortization expense for these intangible assets is estimated to be approximately $22 million per year from 2004 to 2008. There were no indefinite lived identifiable intangible assets as of December 31, 2003.

NOTE I. FINANCING ARRANGEMENTS

CREDIT FACILITIES

At December 31, 2003 the Company had a committed global syndicated revolving credit facility under an agreement which expires in August 2006. The facility permits borrowing, including letters of credit, up to a maximum of $500 million. Borrowings under this facility bear interest, at the Company’s option, at rates tied to the agent bank’s prime rate or for U.S. Dollar or Great Britain Pounds Sterling borrowings, the London interbank offered rate, and for Eurodollar borrowings, the EURIBO rate. The Company is required to pay a facility fee of 20 basis points per annum on the total $500 million committed line. Further, if the amount outstanding on the line of credit exceeds 33 percent of the total commitment, a usage fee of 25 basis points per annum on the loan outstanding is payable by the Company. These fees and the interest rate margin on outstanding revolver borrowings are subject to change as the Company’s credit ratings change. At December 31, 2003, there were no borrowings and $17.1 million in outstanding letters of credit under this facility.

The Company also maintains $75 million of uncommitted domestic money market facilities and $31.5 million of uncommitted foreign working capital facilities with various banks. There were no borrowings under these facilities as of December 31, 2003.

Weighted-average interest rates on short-term borrowings were 2.2 percent, 2.8 percent and 5.8 percent during 2003, 2002 and 2001, respectively.

The Company has an outstanding contingent liability for guaranteed debt and lease payments of $3.4 million, exclusive of the TIDES and for letters of credit and bank guarantees of $50.1 million. It was not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit. In the opinion of management, non-performance by the other parties to the contingent liabilities will not have a material effect on the Company’s results of operations or financial condition.

The Company’s committed global syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $469.5 million of income retained in the business and additional capital was free from such limitations at December 31, 2003.

LONG-TERM DEBT

At December 31, 2003 and 2002, long-term debt and capital lease obligations, excluding the current maturities of long-term debt and capital lease obligations, consisted of:

(IN MILLIONS)	2003	2002

MTN notes payable	$699.3	$699.0
6.45% senior notes, maturing in 2007	301.0	300.0
7.5% senior notes, maturing in 2008	297.8	296.9
6.6% senior notes, maturing in 2009	221.6	225.6
7.625% senior notes, maturing in 2012	500.0	500.0
IDRBs, maturing in 2023, 6.0%	60.0	60.0
Other debt, maturing to 2020 (interest rates from 0.1% to 5.2%)	47.5	45.8

	2,127.2	2,127.3
Capital lease obligation (Note J)	9.4	1.7

Total	$2,136.6	$2,129.0

Aggregate maturities of long-term debt, exclusive of capital lease obligations, during the five years subsequent to December 31, 2003, are as follows (in millions): 2004 — $ 73.2 (classified as current maturities of long-term debt), 2005 — $ 1.4; 2006 — $ 1.5; 2007 — $302.7; and 2008 — $399.8.

Senior Notes

In December 2002, the Company issued $300.0 million of 6.45 percent senior notes due in 2007 and $500.0 million of 7.625 percent senior notes due in 2012. The net proceeds from the issuance of the notes were used to repay a portion of the amount outstanding under the $1.5 billion, 364-day credit facility.

In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on its 6.45 percent senior notes due in 2007. In October 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on its 7.50 percent senior notes due in 2008. In December 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on its 7.50 percent senior notes due in 2008. The purpose of entering into the swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on the swaps are the same as those on the notes. In accordance with Financial Accounting Standards No. 133, the carrying values of the notes have been adjusted to reflect the fair values of the interest rate swaps.

Medium Term Notes Payable

The Company has periodically issued long-term debt securities in the public markets through a medium-term note program (referred to as the MTN program), which commenced in 1995. MTN notes outstanding at December 31, 2003, consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998, with interest rates ranging from 6.5 percent to 8.7 percent and maturity dates ranging from 2008 to 2046.

In October 2003, the Company entered into a $50 million fixed to floating interest rate swap on its 6.45 percent medium-term notes due in 2008 to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on the swap are the same as those on the notes. In accordance with FASB Statement No. 133, the carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

IDRBs

The industrial development revenue bonds maturing in 2023 were issued to finance the construction of a hangar facility in 1993. Property acquired through the issuance of these bonds secures the repayment of the bonds.

NOTE J. LEASE COMMITMENTS

The Company leases certain of its office and manufacturing facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2003:

		NONCANCELABLE
	CAPITAL	OPERATING
(IN MILLIONS)	LEASES	LEASES

2004	$2.6	$39.6
2005	1.4	31.0
2006	0.8	22.5
2007	0.8	18.7
2008	0.7	18.2
Thereafter	5.9	63.8

Total minimum payments	12.2	$193.8

Amounts representing interest	(0.4)

Present value of net minimum lease payments	11.8
Current portion of capital lease obligations	(2.4)

TOTAL	$9.4

     Net rent expense from continuing operations consisted of the following:

(IN MILLIONS)	2003	2002	2001

Minimum rentals	$47.1	$41.0	$30.5
Contingent rentals	0.3	0.2	1.6
Sublease rentals	(0.4)	(0.2)	(0.1)

TOTAL	$47.0	$41.0	$32.0

NOTE K. PENSIONS AND POSTRETIREMENT BENEFITS

The Company has several defined benefit pension plans covering eligible employees. Plans covering salaried employees generally provide benefit payments using a formula that is based on an employee’s compensation and length of service. Plans covering hourly employees generally provide benefit payments of stated amounts for each year of service. The Company also sponsors several unfunded defined benefit postretirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are both contributory, with retiree contributions adjusted periodically, and non-contributory, and can contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory.

The Company uses a December 31 measurement date for the majority of its plans.

Amortization of unrecognized transition assets and liabilities and prior service cost are recorded using the straight-line method over the average remaining service period of active employees. Amortization of gains and losses are recorded using the minimum amortization required by the corridor approach. The corridor approach requires that the net gain or loss in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of the assets is amortized using the straight-line method over the average remaining service period of the active employees.

PENSIONS

The following table sets forth the status of the Company’s defined benefit pension plans as of December 31, 2003 and 2002, and the amounts recorded in the Consolidated Balance Sheet at these dates. Company contributions include amounts contributed directly to plan assets and indirectly as a result of benefits paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan or from the Company’s assets. Information on the U.S. Plans includes both the qualified and non-qualified plans. However, the Fair Value of Assets for the U.S. Plans excludes approximately $73 million held in a Rabbi Trust designated for the non-qualified plans as of December 31, 2003 and $67 million as of December 31, 2002.

The pension benefits related to discontinued operations retained by the Company are included in the amounts below.

	U.S. PLANS		U.K. PLANS		OTHER NON-U.S. PLANS

(IN MILLIONS)	2003	2002	2003	2002	2003	2002

CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year	$2,180.8	$1,930.2	$312.7	$6.2	$42.9	$24.1
Service cost	36.7	30.9	16.3	4.7	2.1	1.4
Interest cost	146.1	147.7	19.3	4.8	3.2	2.0
Amendments	12.5	14.5	—	—	0.1	—
Actuarial (gains) losses	130.0	170.0	35.2	(30.8)	—	0.8
Participant contributions	—	—	4.4	1.1	1.2	1.0
Acquisitions (divestitures)/other	(0.4)	71.8	(17.6)	318.0	0.1	14.3
Curtailment/settlement	(0.6)	—	—	—	(0.3)	(0.4)
Foreign currency translation	—	—	38.1	9.1	8.8	1.1
Benefits paid	(181.2)	(184.3)	(3.4)	(0.4)	(2.1)	(1.4)

Projected benefit obligation at end of year	$2,323.9	$2,180.8	$405.0	$312.7	$56.0	$42.9

ACCUMULATED BENEFIT OBLIGATION AT END OF YEAR	$2,245.1	$2,104.1	$260.7	$189.3	$46.7	$37.2

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate	6.25%	6.875%	5.75%	6.00%	6.25%	6.35%
Rate of compensation increase	3.63%	3.86%	3.25%	3.25%	3.25%	3.47%
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,626.7	$1,815.0	$337.6	$5.9	$25.6	$21.7
Actual return on plan assets	333.4	(86.1)	63.2	8.6	3.5	(2.2)
Acquisitions (divestitures)/other	2.7	38.8	(11.1)	310.5	—	4.2
Participant contributions	—	—	4.4	1.0	1.2	1.0
Company contributions	50.5	43.3	8.2	2.3	4.0	1.8
Foreign currency translation	—	—	37.8	9.7	4.8	0.5
Benefits paid	(181.2)	(184.3)	(3.3)	(0.4)	(2.0)	(1.4)

Fair value of plan assets at end of year	$1,832.1	$1,626.7	$436.8	$337.6	$37.1	$25.6

FUNDED STATUS (UNDERFUNDED)
Funded status	$(491.8)	$(554.1)	$31.8	$24.9	$(18.9)	$(17.3)
Unrecognized net actuarial (gain) loss	567.7	660.2	(38.2)	(31.0)	5.7	6.3
Unrecognized prior service cost	49.6	49.0	—	—	0.5	0.4
Unrecognized net transition obligation	—	—	—	—	(0.1)	(0.1)

Prepaid (accrued) benefit cost	$125.5	$155.1	$(6.4)	$(6.1)	$(12.8)	$(10.7)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid benefit cost	$216.5	$249.4	$0.3	$1.5	$3.0	$1.2
Intangible asset	49.4	48.1	—	—	0.1	0.3
Accumulated other comprehensive (income) loss	489.4	584.4	—	—	0.3	1.0
Additional minimum liability	(538.8)	(632.5)	—	—	(0.4)	(1.3)
Accrued benefit liability	(91.0)	(94.3)	(6.7)	(7.6)	(15.8)	(11.9)

Net Amount Recognized	$125.5	$155.1	$(6.4)	$(6.1)	$(12.8)	$(10.7)

Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows at December 31, 2003 and 2002:

	U.S. PLANS		U.K. PLANS		OTHER NON-U.S. PLANS

(IN MILLIONS)	2003	2002	2003	2002	2003	2002

Aggregate fair value of plan assets	$1,832.1	$1,626.7	$—	$—	$3.4	$25.6
Aggregate projected benefit obligation	$2,323.9	$2,180.8	$—	$—	$18.0	$43.0
Aggregate accumulated benefit obligations	$2,245.1	$2,104.1	$—	$—	$15.5	$37.2

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows at December 31, 2003 and 2002:

	U.S. PLANS		U.K. PLANS		OTHER NON-U.S. PLANS

(IN MILLIONS)	2003	2002	2003	2002	2003	2002

Aggregate fair value of plan assets	$1,832.1	$1,626.7	$8.2	$—	$36.4	$25.6
Aggregate projected benefit obligation	$2,323.9	$2,180.8	$8.6	$—	$55.6	$43.0
Aggregate accumulated benefit obligations	$2,245.1	$2,104.1	$7.4	$—	$46.3	$37.2

The components of net periodic benefit costs (income) for December 31, 2003, 2002 and 2001 are as follows:

	U.S. PLANS			U.K. PLANS			OTHER NON-U.S. PLANS

(IN MILLIONS)	2003	2002	2001	2003	2002	2001	2003	2002	2001

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Service cost	$36.7	$30.8	$27.1	$16.3	$4.7	$0.3	$2.1	$1.4	$1.1
Interest cost	146.1	147.7	142.6	19.3	4.8	0.3	3.2	2.0	1.5
Expected return on plan assets	(150.1)	(166.9)	(186.5)	(29.0)	(7.0)	(0.5)	(2.5)	(1.9)	(1.7)
Amortization of prior service cost	10.2	9.2	8.1	—	—	—	—	—	—
Amortization of transition obligation	—	1.5	3.1	—	—	—	—	—	—
Recognized net actuarial (gain) loss	35.7	8.4	(3.5)	—	0.1	—	0.3	0.1	—

Periodic benefit cost (income)	78.6	30.7	(9.1)	6.6	2.6	0.1	3.1	1.6	0.9

Settlements and curtailments (gain)/loss	4.6	0.5	15.6	—	—	—	—	1.1	—
Special termination benefit charge (credit)	—	1.9	1.3	—	—	—	—	—	—

Net benefit cost (income)	$83.2	$33.1	$7.8	$6.6	$2.6	$0.1	$3.1	$2.7	$0.9

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE YEARS ENDED DECEMBER 31
Discount rate	6.875%	7.50%	7.75%	6.00%	5.51%	7.75%	6.35%	6.55%	7.75%
Expected long-term return on assets	9.00%	9.25%	9.25%	8.50%	8.23%	9.25%	8.43%	7.96%	9.25%
Rate of compensation increase	3.86%	4.06%	4.00%	3.25%	3.70%	4.00%	3.47%	3.61%	4.00%

The components of the change in Accumulated Other Comprehensive Income (Loss) due to the change in the additional minimum liability is as follows:

(IN MILLIONS)	2003	2002

Increase (Decrease)
Additional minimum pension liability	$(94.6)	$531.5
Intangible assets	1.1	25.6
Pre-tax accumulated other comprehensive income (loss)	95.7	(505.9)
Deferred income tax assets	(33.5)	178.1
Tax effected accumulated other comprehensive income (loss)	62.2	(327.8)

Asset Allocation and Investment Policy

U.S. Qualified Pension Plans

The Company’s U.S. qualified pension plans are underfunded. Approximately 82 percent of the plans’ liabilities relate to retired and inactive employees and annual benefit payments from the trust fund were approximately $181 million in 2003.

The Company’s asset allocation strategy for the trust fund is designed to balance the objectives of achieving high rates of return while reducing the volatility of the plans’ funded status and the Company’s pension expense and contribution requirements. The trust’s core asset allocation is about 60 percent equities, 33 percent fixed income, and 7 percent real estate. The expected long-term rate of return for this portfolio is 9.0 percent per year. At December 31, 2003 and 2002, approximately 3.3 percent and 2.3 percent, respectively, of the plan’s assets were held in Goodrich common stock with a fair value of $60 million at December 31, 2003 and $37 million at December 31, 2002.

The trust fund’s fixed income assets have a duration of 10 to 15 years, which is longer than typical pension plan fixed income portfolios, and is designed to offset 35 percent to 50 percent of the effect of interest rate changes on the plan’s funded status. By investing in long-duration bonds, the trust is able to invest more assets in equities and real estate, which historically have generated higher returns over time, while reducing the volatility of the plan’s funded status.

The table below sets forth the trust fund’s target asset allocation for 2004 and the actual allocations at December 31, 2002 and December 31, 2003.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2004	At December 31, 2003	At December 31, 2002

Equities – U.S. Large Cap	30-40%	41%	36%
Equities – U.S. Mid Cap	3-5%	4%	3%
Equities – U.S. Small Cap	3-5%	4%	3%
Equities – International	10-15%	12%	9%
Equities – Total	50-60%	61%	51%
Fixed Income – U.S	30-40%	32%	40%
Real Estate	5-10%	6%	7%
Cash	0-1%	1%	2%
Total	100%	100%	100%

Approximately 85 to 90 percent of the assets of the portfolio are invested in U.S. and international equities, fixed income securities and real estate consistent with the target asset allocation and this portion of the portfolio is rebalanced to the target on a regular basis. The remaining 10 to 15 percent is actively managed in a global tactical asset allocation strategy where day-to-day allocation decisions are made by the investment manager based on relative expected returns of stocks, bonds and cash in the U.S. and several international markets.

Tactical changes to the duration of the fixed income portfolio are also made periodically. The actual duration of the fixed income portfolio was approximately 15 years at December 31, 2002 and approximately 10 years at December 31, 2003.

U.K. Pension Plans

The Company’s largest U.K. pension plan, associated with the Aeronautical Systems business, is overfunded and consists almost entirely of active employees. Consequently, the primary asset allocation objective is to generate returns that, over time, will meet the future payment obligations of the trust without requiring material levels of cash contributions.

The trust’s core asset allocation is about 75 percent equities and 25 percent fixed income securities. Since the trust’s obligations are paid in British Pounds Sterling, the trust invests 62.5 percent of its assets in U.K.-denominated securities. Fixed income assets have a duration of about 12 years and offset approximately 12 percent of the effect of interest rate changes on the plan’s funded status. The assets of the trust fund are rebalanced to the target on a periodic basis.

The table below sets forth the trust fund’s target asset allocation for 2004 and the actual allocations at December 31, 2003.

	Target Allocation	Actual Allocation
Asset Category	2004	At December 31, 2003

Equities – U.K	37.5%	38%
Equities – International	37.5%	37%
Equities – Total	75%	75%
Fixed Income – U.K	25%	25%
Real Estate	0%	0%
Total	100%	100%

Long-term Asset Return Assumptions

U.S. Qualified Pension Plans

The long-term asset return assumption for the U.S. plans is 9 percent. This assumption is based on the analysis of returns for equity, fixed income, and real estate for the portfolio allocation as of December 31, 2003.

Equity returns were determined by analysis of historical data through 2002. Returns in each class of equity were developed from up to 76 years of historical data. The weighted average return of all equity classes was 10.7 percent.

Real estate returns were determined using the five-year historical average returns for the primary real estate fund in the pension trust. The resulting return was 10.3 percent.

The return estimate for the fixed income portion of the trust portfolio is based on the average yield to maturity of the assets as of November 30, 2003. At that time the yield was 5.6 percent. The fixed income portion of the portfolio is based on a long duration strategy (10 to 15 years). As a result, the yield of 5.6 percent may be higher than that of the typical fixed income portfolio in a normally positive yield curve environment.

U.K. Pension Plans

The long-term asset return assumption for the U.K. plans is 8.5 percent. This assumption is based on an analysis of historical returns for equity and fixed income denominated in the British Pounds Sterling.

Equity returns were determined by analysis of historical data through 2002. Returns for equity were developed from 15 years of historical data. The weighted average return was approximately 9.5 percent.

The return estimate for the fixed income portion of the portfolio is based on the average yield to maturity of the assets as of November 30, 2003. At that time the yield was approximately 5.25 percent.

Anticipated Contributions to Defined Benefit Trusts

During 2004, the Company plans to make voluntary contributions totaling $35 to $50 million to the trust for the U.S. qualified defined benefit pension plans. On January 5, 2004, the Company made a contribution of $10 million to the trust for the U.S. plans. The Company does not plan to make any contributions to the trust fund for the U.K. pension plan associated with the Aeronautical Systems businesses. The Company plans to make only minimum required contributions to other defined benefit pension plan trust funds in Canada and other areas of the world in 2004 and expects that such contributions will total less than $5 million in 2004.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. As of December 31 2003, approximately $73 million fair market value of assets were held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of the cash surrender value of split dollar life insurance policies, equities, fixed income securities and cash. The assets of the rabbi trust, not otherwise included in the tables in this Pension section, are available to pay pension benefits to these individuals but are otherwise unavailable to the Company. The assets, other than approximately $29 million which is assigned to certain individuals in the event benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The following table sets forth the status of the Company’s defined benefit postretirement plans as of December 31, 2003 and 2002, and the amounts recorded in the Consolidated Balance Sheet at these dates. The postretirement benefits related to discontinued operations retained by the Company are included in the amounts below.

(IN MILLIONS)	2003	2002

CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year	$408.5	$349.5
Service cost	1.3	1.6
Interest cost	28.2	25.5
Amendments	—	(0.2)
Actuarial (gains) losses	50.5	51.5
Acquisitions (divestitures)/other	1.2	16.5
Curtailment/settlement	(0.4)	—
Benefits paid	(36.9)	(35.9)

Projected benefit obligation at end of year	$452.4	$408.5

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$—	$—
Company contributions	36.9	35.9
Benefits paid	(36.9)	(35.9)

Fair value of plan assets at end of year	$—	$—

FUNDED STATUS (UNDERFUNDED)
Funded status	$(452.4)	$(408.5)
Unrecognized net actuarial (gain) loss	98.0	50.2
Unrecognized prior service cost	(0.8)	(0.9)

Accrued benefit cost	$(355.2)	$(359.2)

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate	6.25%	6.875%

For measurement purposes, a 10.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5.0 percent for 2008 and remain at that level thereafter.

(IN MILLIONS)	2003	2002	2001

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Service cost	$1.2	$1.6	$2.2
Interest cost	28.2	25.5	27.2
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Recognized net actuarial (gain) loss	2.4	—	0.3

Benefit cost (income)	31.7	27.0	29.6
Settlements and curtailments (gain)/loss	(0.1)	—	(8.5)
Special termination benefit charge (credit)	—	—	1.0

	$31.6	$27.0	$22.1

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST
Discount rate	6.875%	7.48%	7.75%

The table below quantifies the impact of a one percentage point change in the assumed health care cost trend rate.

	1 PERCENTAGE	1 PERCENTAGE
	POINT	POINT
(IN MILLIONS)	INCREASE	DECREASE

Increase (Decrease) in costs
Effect on total of service and interest cost components in 2003	$2.0	$(1.7)
Effect on postretirement benefit obligation as of December 31, 2003	$30.0	$(26.4)

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with Financial Accounting Standards Board Staff Position 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” the effects of this Act on the Company’s plans are not reflected in any measure of the APBO or net periodic postretirement benefit cost in the Consolidated Financial Statements or accompanying Notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

U.S. DEFINED CONTRIBUTION PLANS

The Company also maintains voluntary U.S. retirement savings plans for salaried and wage employees. Under provisions of these plans, certain eligible employees can receive Company matching contributions of 100 percent up to the first 6 percent of their eligible earnings. During 2003, the provisions were changed such that eligible employees now receive 50 percent Company matching contributions on the first 6 percent of eligible earnings. For 2003, 2002 and 2001, Company contributions amounted to $27.5 million, $47.0 million and $36.9 million, respectively. Company contributions include amounts related to employees of discontinued operations.

NOTE L. INCOME TAXES

Income from continuing operations before income taxes and Trust distributions as shown in the Consolidated Statement of Income consists of the following:

(IN MILLIONS)	2003	2002	2001

Domestic	$43.8	$266.3	$219.9
Foreign	25.4	0.6	56.0

TOTAL	$69.2	$266.9	$275.9

A summary of income tax (expense) benefit from continuing operations in the Consolidated Statement of Income is as follows:

(IN MILLIONS)	2003	2002	2001

Current:
Federal	$(27.1)	$(5.5)	$(41.6)
Foreign	2.9	0.8	(29.3)
State	—	(3.9)	(3.1)

	(24.2)	(8.6)	(74.0)

Deferred:
Federal	11.1	(82.2)	(24.8)
Foreign	(9.7)	(1.4)	6.3
State	—	—	—

	1.4	(83.6)	(18.5)

TOTAL	$(22.8)	$(92.2)	$(92.5)

Significant components of deferred income tax assets and liabilities at December 31, 2003 and 2002 are as follows:

(IN MILLIONS)	2003	2002

Deferred income tax assets:
Accrual for postretirement benefits other than pensions	$157.0	$159.2
Inventories	65.6	69.2
Other nondeductible accruals	53.1	37.5
Tax credit and net operating loss carryovers	18.0	37.1
Employee benefits plans	13.1	11.6
Pensions	142.3	170.7
Other	83.9	62.1

Total deferred income tax assets	533.0	547.4

Deferred income tax liabilities:
Tax over book depreciation	(131.7)	(91.4)
Tax over book intangible amortization	(106.5)	(75.7)
Tax over book interest expense	(89.6)	(84.9)
Other	(129.0)	(128.6)

Total deferred income tax liabilities	(456.8)	(380.6)

NET DEFERRED INCOME TAX ASSET	$76.2	$166.8

Management has determined, based on the Company’s history of prior earnings and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. In addition, management’s analysis indicates that the turnaround periods for certain of these assets are for long periods of time or are indefinite. In particular, the turnaround of the largest deferred tax asset related to the accrual for postretirement benefits other than pensions will occur over an extended period of time and, as a result, will be realized for tax purposes over those future periods. The tax credit and net operating loss carryovers, principally relating to Rohr, are primarily comprised of investment tax credits and other credits of $15.1 million, which expire in the years 2004 through 2014. The remaining deferred tax assets and liabilities approximately match each other in terms of timing and amounts and should be realizable in the future, given the Company’s operating history.

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	PERCENT OF
	INCOME PRETAX

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortization of nondeductible goodwill	—	—	1.4
Credits	—	—	(0.5)
State and local taxes	(0.4)	0.9	0.7
Tax exempt income from foreign sales corporation	(15.3)	(5.7)	(6.7)
Trust distributions	(4.0)	(1.4)	(1.3)
Repatriation of non-U.S. earnings	—	3.1	0.9
In-process research and development	—	1.6	—
Interest on potential tax liabilities	38.8	2.4	0.6
Difference in rates on foreign subsidiaries	(24.9)	0.1	3.4
Other items	3.8	(1.5)	—

Effective income tax rate	33.0%	34.5%	33.5%

The Company has not provided for U.S. federal and foreign withholding taxes on $308.3 million of foreign subsidiaries’ undistributed earnings as of December 31, 2003, because such earnings are intended to be reinvested indefinitely. It is not practical to determine the amount of income tax liability that would result had such earnings actually been repatriated. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $23.3 million.

NOTE M. BUSINESS SEGMENT INFORMATION

Effective January 1, 2003, the Company reorganized into three business segments: Airframe Systems, Engine Systems and Electronic Systems. The reorganization was designed to enhance communication and maximize synergies in a streamlined organization. Segment financial results for prior periods have been restated to reflect the new organization.

Airframe Systems

Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe systems also includes the aviation technical services business unit which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment includes the actuation systems, flight controls and customer services business units that were acquired as part of Aeronautical Systems. The actuation systems business unit provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. The flight controls business unit provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats. The customer service business unit supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems.

Engine Systems

Engine Systems includes the aerostructures business unit, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems and engine controls business units, which were acquired as part of Aeronautical Systems. The cargo systems business unit produces fully integrated main deck and lower lobe cargo systems for wide body aircraft. The engine controls business unit provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems.

Electronic Systems

Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris, engine and transmission and structural health. The segment’s products also include ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems, laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats and crew and attendant seating. The power systems business unit, which was acquired as part of Aeronautical Systems, provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. Also acquired as part of Aeronautical Systems was the hoists and winches business unit, which provides airborne hoists and winches used on both helicopters and fixed wing aircraft, and a business that produces engine shafts primarily for helicopters.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated.

(IN MILLIONS)	2003	2002	2001

SALES
Airframe Systems	$1,784.4	$1,451.6	$1,400.2
Engine Systems	1,557.8	1,422.6	1,737.5
Electronic Systems	1,040.7	934.3	924.5

TOTAL SALES	$4,382.9	$3,808.5	$4,062.2

INTERSEGMENT SALES
Airframe Systems	$73.2	$11.6	$1.6
Engine Systems	101.6	33.2	0.3
Electronic Systems	90.0	31.5	14.3

TOTAL INTERSEGMENT SALES	$264.8	$76.3	$16.2

OPERATING INCOME
Airframe Systems	$78.7	$100.6	$82.2
Engine Systems	98.1	171.2	193.1
Electronic Systems	139.6	147.4	165.2

	316.4	419.2	440.5
Corporate General and Administrative Expenses	(71.4)	(60.6)	(61.7)

TOTAL OPERATING INCOME	$245.0	$358.6	$378.8

ASSETS
Airframe Systems	$1,795.8	$1,642.9	$1,489.3
Engine Systems	1,969.3	1,957.7	1,375.0
Electronic Systems	1,390.5	1,345.1	581.4
Assets of Discontinued Operations	—	191.8	990.2
Corporate	734.3	860.8	764.5

TOTAL ASSETS	$5,889.9	$5,998.3	$5,200.4

(IN MILLIONS)	2003	2002	2001

CAPITAL EXPENDITURES
Airframe Systems	$54.0	$39.5	$68.8
Engine Systems	38.5	34.5	79.8
Electronic Systems	28.8	23.2	29.3
Corporate	3.8	8.9	9.5

TOTAL CAPITAL EXPENDITURES	$125.1	$106.1	$187.4

DEPRECIATION AND AMORTIZATION EXPENSE
Airframe Systems	$95.5	$72.1	$66.5
Engine Systems	76.1	63.3	52.7
Electronic Systems	40.0	37.1	48.1
Corporate	7.5	8.3	2.2

TOTAL DEPRECIATION AND AMORTIZATION	$219.1	$180.8	$169.5

GEOGRAPHIC AREAS
NET SALES
United States	$2,522.4	$2,384.6	$2,542.9
Canada	180.1	150.9	158.4
Europe(1)	1,198.9	909.2	931.4
Other Foreign	481.5	363.8	429.5

TOTAL	$4,382.9	$3,808.5	$4,062.2

PROPERTY
United States	$820.7	$821.4	$819.1
Canada	67.1	63.0	65.9
Europe	252.3	317.1	42.6
Other Foreign	35.8	20.9	7.5

TOTAL	$1,175.9	$1,222.4	$935.1

(1)	Sales to customers in the United Kingdom in 2003, 2002 and 2001 represented 28 percent, 39 percent and 39 percent, respectively of European sales. Sales to customers in France in 2003, 2002 and 2001 represented 34 percent, 33 percent and 41 percent, respectively of European sales. Sales were allocated to geographic areas based on the country to which the product was shipped.

In 2003, 2002 and 2001, direct and indirect sales to Boeing totaled 17 percent, 20 percent and 23 percent, respectively, of consolidated sales. In 2003, 2002 and 2001, direct and indirect sales to Airbus totaled 14 percent, 13 percent and 13 percent, respectively, of consolidated sales.

In 2003, 2002 and 2001, direct and indirect sales to the U.S. government totaled 19 percent, 20 percent and 16 percent, respectively, of consolidated sales

NOTE N. SUPPLEMENTAL BALANCE SHEET INFORMATION

As of December 31, balances for the accounts receivable allowance for doubtful accounts were as follows:

		CHARGED
	BALANCE	TO COSTS			WRITE-OFF	BALANCE
	BEGINNING	AND			OF DOUBTFUL	AT END
(IN MILLIONS)	OF YEAR	EXPENSE	OTHER		ACCOUNTS	OF YEAR

RECEIVABLE ALLOWANCE
Short-Term	$31.4	$8.5	$0.9		$(12.6)	$28.2
Long Term(4)	19.6	46.1	—		—	65.7

Year ended December 31, 2003	$51.0	$54.6	$0.9	(1)	$(12.6)	$93.9

Short-Term	$41.5	$7.4	$(4.8)		$(12.7)	$31.4
Long-Term(4)	14.5	6.9	—		(1.8)	19.6

Year ended December 31, 2002	$56.0	$14.3	$(4.8	)(2)	$(14.5)	$51.0

Short-Term	$25.7	$11.3	$8.4		$(3.9)	$41.5
Long-Term(4)	2.5	12.0	—		—	14.5

Year ended December 31, 2001	$28.2	$23.3	$8.4	(3)	$(3.9)	$56.0

(1)	Allowance related primarily to adjustments to the opening balance sheet for the Aeronautical Systems acquisition

(2)	Allowance related to Aeronautical Systems acquisition and reversal of allowance related to Performance Materials working capital dispute.

(3)	Allowance related to acquisitions and Performance Materials working capital adjustment dispute (see Note U.)

(4)	Long-term allowance is related to the Company’s notes receivable in other assets from a receivable obligor.

As of December 31, balances for property and allowances for depreciation were as follows:

(IN MILLIONS)	2003	2002

PROPERTY
Land	$74.4	$76.6
Buildings and improvements	650.4	499.4
Machinery and equipment	1,465.0	1,557.4
Construction in progress	74.8	73.0

	2,264.6	2,206.4
Less allowances for depreciation	(1,088.7)	(984.0)

TOTAL	$1,175.9	$1,222.4

Property includes assets acquired under capital leases, principally buildings and machinery and equipment, of $15.4 million and $22.2 million at December 31, 2003 and 2002, respectively. Related allowances for depreciation are $7.5 million and $7.1 million at December 31, 2003 and 2002, respectively. Interest costs capitalized from continuing operations were $0.1 million in 2003 and $0.4 million in 2002.

As of December 31, accrued expenses consisted of the following:

(IN MILLIONS)	2003	2002

ACCRUED EXPENSES
Wages, vacations, pensions and other employment costs	$179.6	$166.7
Postretirement benefits other than pensions	36.0	36.0
Taxes other than federal and foreign income taxes	31.3	21.2
Accrued environmental liabilities	13.2	16.8
Accrued interest	36.8	37.0
Restructuring and consolidation	27.6	23.3
Other	323.7	275.9

TOTAL	$648.2	$576.9

As of December 31, total comprehensive income (loss) consisted of the following:

(IN MILLIONS)	2003	2002

COMPREHENSIVE INCOME (LOSS)
Net income	$100.4	$117.9
Other comprehensive income
Unrealized translation adjustments during the period	131.3	37.4
Pension	62.2	(327.8)
Gain on cash flow hedges	49.5	19.4

TOTAL	$343.4	$(153.1)

Accumulated other comprehensive income (loss) consisted of the following:

(IN MILLIONS)	2003	2002

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation	$123.3	$(8.0)
Minimum pension liability adjustments	(318.3)	(380.5)
Accumulated gain on cash flow hedges	68.8	19.4
Unrealized gain on certain investments	0.1	—

TOTAL	$(126.1)	$(369.1)

The minimum pension liability amounts above are net of deferred taxes of $171.4 million and $204.9 million in 2003 and 2002, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $31.9 million in 2003 and $9.6 million in 2002.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s accounting policies with respect to financial instruments are described in Note A.

The carrying amounts of the Company’s significant balance sheet financial instruments approximate their respective fair values at December 31, 2003 and 2002, and are presented below.

	2003		2002

	CARRYING	FAIR	CARRYING	FAIR
(IN MILLIONS)	VALUE	VALUE	VALUE	VALUE

Long-term debt	$2,212.2	$2,424.5	$2,132.9	$2,228.0
QUIPS (see Note S)	$—	$—	$125.4	$125.7
Noveon PIK Notes (see Note U)	$—	$—	$141.7	$140.2

     Derivative financial instruments at December 31, 2003 and 2002 were as follows:

	2003		2002

	CONTRACT/		CONTRACT/
	NOTIONAL	FAIR	NOTIONAL	FAIR
(IN MILLIONS)	AMOUNT	VALUE	AMOUNT	VALUE

Interest rate swaps	$250.0	$2.2	$—	$—
Foreign currency forward contracts	598.1	96.7	751.2	29.0

GUARANTEES

The Company extends financial and product performance guarantees to third parties. As of December 31, 2003 the following were outstanding:

	MAXIMUM	CARRYING
	POTENTIAL	AMOUNT OF
(IN MILLIONS)	PAYMENT	LIABILITY

Environmental remediation indemnification (Note V)	No limit	$23.9
Financial Guarantees:
TIDES	$145.0	$—
Debt and lease payments	$54.1	$—
Executive loans to purchase Company stock	$5.2	$—

The Company accrues for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.

The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

The changes in the carrying amount of service and product warranties for the year ended December 31, 2003, are as follows:

(IN MILLIONS)

Balance at December 31, 2002	$67.9
Service and product warranty provision	39.3
Payments	(29.1)
Foreign Currency Translation	0.5

Balance at December 31, 2003	$78.6

NOTE O. DERIVATIVES AND HEDGING ACTIVITIES

The Company has subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling and Canadian Dollars, but have significant sales contracts that are denominated in U.S. Dollars. Periodically, the Company enters into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling and Canadian Dollars.

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded at fair value with the offset reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at December 31, 2003 was $598.1 million. The fair value of the forward contracts at December 31, 2003 was an asset of $96.7 million, of which $49.6 million is recorded in Prepaid Expenses and Other Assets and $47.1 million is recorded in Other Assets.

The total gross gain of $100.8 million (before deferred taxes of $31.9 million), including terminated forward contracts as discussed below, is recorded in Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature. This will offset the earnings effect of the hedged item. As of December 31, 2003, the portion of the $100.8 million gain that would be reclassified into earnings to offset the effect of the hedged item as an increase in sales in the next 12 months is a gain of $53.6 million.

In June 2003, the Company terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $4.1 million. As of December 31, 2003, Accumulated Other Comprehensive Income included a gain of $4.1 million related to these terminated contracts which will be reflected in income and sales when the original contracts would have matured.

FAIR VALUE HEDGE

In September 2002, the Company terminated its interest rate swap agreement, prior to its maturity in 2009, on its $200.0 million in principal amount of 6.6 percent senior notes due in 2009. At termination, the Company received $29.4 million in cash, comprised of a $2.6 million receivable representing the amount owed on the interest rate swap from the previous settlement date and $26.8 million representing the fair value of the interest rate swap at the time of termination. The carrying amount of the notes was increased by $26.8 million representing the fair value of the debt due to changes in interest rates for the period hedged. This amount is being amortized as a reduction to interest expense over the remaining term of the debt.

NOTE P. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth non-cash financing and investing activities and other cash flow information. Acquisitions accounted for under the purchase method are summarized as follows:

(IN MILLIONS)	2003	2002	2001

Estimated fair value of tangible assets acquired	$2.1	$1,002.7	$5.5
Goodwill and identifiable intangible assets acquired	(26.4)	830.1	142.1
Cash (paid) received	23.6	(1,472.6)	(111.6)

Liabilities assumed or created	$(0.7)	$360.2	$36.0

Interest paid (net of amount capitalized)	$151.5	$87.2	$138.9
Income taxes paid (refunds received), net	$(76.5)	$(46.7)	$122.4

Interest and income taxes paid include amounts related to discontinued operations.

NOTE Q. PREFERRED STOCK

There are 10,000,000 authorized shares of Series Preferred Stock — $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 2003, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

CUMULATIVE PARTICIPATING PREFERRED STOCK — SERIES F The Company has 200,000 shares of Junior Participating Preferred Stock — Series F — $1 par value authorized at December 31, 2003. Series F shares have preferential voting, dividend and liquidation rights over the Company’s common stock. At December 31, 2003, no Series F shares were issued or outstanding and 131,829 shares were reserved for issuance.

On August 2, 1997, the Company made a dividend distribution of one Preferred Share Purchase Right (Right) on each share of the Company’s common stock. These Rights replace previous shareholder rights which expired on August 2, 1997. Each Right, when exercisable, entitles the registered holder thereof to purchase from the Company one one-thousandth of a share of Series F Stock at a price of $200 per one one-thousandth of a share (subject to adjustment). The one one-thousandth of a share is intended to be the functional equivalent of one share of the Company’s common stock.

The Rights are not exercisable or transferable apart from the common stock until an Acquiring Person, as defined in the Rights Agreement, without the prior consent of the Company’s Board of Directors, acquires 20 percent or more of the voting power of the Company’s common stock or announces a tender offer that would result in 20 percent ownership. The Company is entitled to redeem the Rights at 1 cent per Right any time before a 20 percent position has been acquired or in connection with certain transactions thereafter announced. Under certain circumstances, including the acquisition of 20 percent of the Company’s common stock, each Right not owned by a potential Acquiring Person will entitle its holder to purchase, at the Right’s then-current exercise price, shares of Series F Stock having a market value of twice the Right’s exercise price.

Holders of the Right are entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20 percent or more of the Company’s voting power, the Company is involved in a merger or other business combination transaction with another person in which its common shares are changed or converted, or the Company sells 50 percent or more of its assets or earnings power to another person. The Rights expire on August 2, 2007.

NOTE R. COMMON STOCK

During 2003, 2002 and 2001, 0.696 million, 0.474 million and 1.850 million shares, respectively, of authorized but unissued shares of common stock were issued under the Stock Option Plan and other employee stock-based compensation plans.

During 2002, the Company sold 14.950 million shares of common stock in a public offering for net proceeds of $216.2 million.

The Company acquired 0.033 million, 0.060 million and 2.482 million shares of treasury stock in 2003, 2002 and 2001.

As of December 31, 2003, there were 14.110 million shares of common stock reserved for future issuance under the Stock Option Plan and other employee stock-based compensation plans.

NOTE S. PREFERRED SECURITIES OF TRUST

On July 6, 1995, BFGoodrich Capital, a wholly owned Delaware statutory business trust (Trust), which was consolidated by the Company prior to the fourth quarter 2003, received $122.5 million, net of the underwriting commission, from the issuance of 8.3 percent Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). The Trust invested the proceeds in 8.3 percent Junior Subordinated Debentures, Series A, due 2025 (Junior Subordinated Debentures) issued by the Company, which represent approximately 97 percent of the total assets of the Trust. The Company used the proceeds from the Junior Subordinated Debentures primarily to redeem all of the outstanding shares of the $3.50 Cumulative Convertible Preferred Stock, Series D.

The QUIPS have a liquidation value of $25 per Preferred Security, mature in 2025 and are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures. The Company has the option at any time on or after July 6, 2000, to redeem, in whole or in part, the Junior Subordinated Debentures with the proceeds from the issuance and sale of the Company’s common stock within two years preceding the date fixed for redemption.

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

On October 6, 2003, the Company completed the redemption of approximately $63.0 million of the QUIPS. The remaining QUIPS were called for redemption on January 19, 2004. The redemption date will be March 2, 2004.

Effective October 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “ Consolidation of Variable Interest Entities” and deconsolidated the Trust. At December 31, 2003, the Junior Subordinates Debentures were reported as “Current Maturities of Long-Term Debt and Capital Lease Obligations.”

NOTE T. STOCK OPTION PLANS

The 2001 Stock Option Plan, which will expire on April 17, 2011, unless renewed, provides for the awarding of or the granting of options to purchase 6,500,000 shares of common stock of the Company. Generally, options granted are exercisable at the rate of 35 percent after one year, 70 percent after two years and 100 percent after three years. Options granted to the Company’s Executive Officers are fully exercisable immediately after grant. The term of each option cannot exceed 10 years from the date of grant. All options granted under the Plan have been granted at not less than 100 percent of fair market value on the date of grant.

The Company also has outstanding stock options under other employee stock-based compensation plans, including the pre-merger plans of Coltec and Rohr. These stock options are included in the disclosures below.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-Free Interest Rate(%)	3.7	3.7	5.0
Dividend Yield(%)	3.6	3.6	3.5
Volatility Factor(%)	47.4	47.4	44.2
Weighted-Average Expected Life of the Options (years)	7.0	7.0	7.0

The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair values of stock options granted during 2003, 2002 and 2001 were $6.80, $9.50 and $13.78, respectively.

For purposes of the pro forma disclosures required by SFAS 123, the estimated fair value of the options is amortized to expense over the options vesting period. In addition, the grant-date fair value of performance shares is amortized to expense over the three-year plan cycle without adjustments for subsequent changes in the market price of the Company’s common stock. The Company’s pro forma information is as follows:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2003	2002	2001

Net income:
As reported	$100.4	$117.9	$289.2
Pro forma	81.5	100.4	274.6
Earnings per share:
Basic:
As reported	$0.85	$1.14	$2.80
Pro forma	0.69	0.97	2.66
Diluted:
As reported	$0.85	$1.14	$2.76
Pro forma	0.69	0.97	2.62

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for future years. Additional awards in future years are anticipated.

A summary of the Company’s stock option activity and related information follows:

		WEIGHTED-AVERAGE
(Options in Thousands)	OPTIONS	EXERCISE PRICE

Year Ended December 31, 2003
Outstanding at beginning of year	9,460.5	$30.93
Granted	2,371.0	18.65
Exercised	(138.3)	20.16
Forfeited	(1,045.1)	26.67

Outstanding at end of year	10,648.1	29.54

Year Ended December 31, 2002
Outstanding at beginning of year	8,145.9	$33.60
Granted - before EnPro spin-off	1,916.7	26.19
Exercised - before EnPro spin-off	(157.7)	24.05
Forfeited - before EnPro spin-off	(408.8)	31.44
Adjustment to outstanding options due to EnPro spin-off(1)	420.5
Exercised - after EnPro spin-off	(19.1)	26.09
Forfeited - after EnPro spin-off	(437.0)	36.24

Outstanding at end of year	9,460.5	30.93

Year Ended December 31, 2001
Outstanding at beginning of year	8,519.6	$31.41
Granted	2,045.6	37.87
Exercised	(1,834.9)	28.25
Forfeited	(584.4)	32.55

Outstanding at end of year	8,145.9	33.60

(1)	At the time of the EnPro spin-off, the number of options and the exercise price per option were adjusted based on the ratio of the Company’s stock price before and after the spin-off.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

	NUMBER		WEIGHTED
	OUTSTANDING	WEIGHTED-AVERAGE	AVERAGE	NUMBER	WEIGHTED-
RANGE OF	(IN	REMAINING	EXERCISE	EXERCISABLE	AVERAGE
EXERCISE PRICES	THOUSANDS)	CONTRACTUAL LIFE	PRICE	(IN THOUSANDS)	EXERCISE PRICE

$13.75 — $21.92	2,742.1	7.6 years	$18.93	1,226.1	$19.21
$22.25 — $28.99	3,217.6	7.3 years	25.42	2,416.5	25.34
$30.12 — $37.98	3,521.2	5.9 years	38.13	3,150.5	35.49
$38.09 — $47.02	1,167.2	3.7 years	40.08	1,167.0	39.53

Total	10,648.1			7,960.1

During 2003, 2002 and 2001, restricted stock awards for 58,603, 74,340 and 8,150 shares, respectively, were made, including those made to employees of discontinued operations. Restricted stock awards may be subject to conditions established by the Board of Directors. Under the terms of the restricted stock awards, the granted stock generally vest three years after the award date. The cost of these awards, determined as the market value of the shares at the date of grant, is being amortized over the vesting period. In 2003, 2002 and 2001, $1.0 million, $0.8 million and $0.3 million, respectively, was charged to expense of continuing operations for restricted stock awards.

The 2001 Stock Option Plan also provides that shares of common stock may be awarded as performance shares to certain key executives having a critical impact on the long-term performance of the Company. The plan is a phantom performance share plan. Dividends accrue on phantom shares and are reinvested in additional phantom shares. Under this plan, compensation expense is recorded based on the extent performance objectives are expected to be met. During 2003, 2002 and 2001, the Company issued 365,200, 285,200 and 318,800 phantom performance shares, respectively, including those made to employees of discontinued operations. During 2003, 2002 and 2001, 18,630, 15,700 and 221,200 performance shares, respectively, were forfeited. In 2003, $4.1 million was charged to expense, in 2002, $1.4 million was recognized as income and in 2001, $5.1 million was charged to expense of continuing operations for performance shares. If the provisions of SFAS 123 had been used to account for awards of performance shares, the weighted-average grant-date fair value of performance shares granted in 2003, 2002 and 2001 would have been $14.10, $33.98 and $38.62 per share, respectively.

NOTE U. DISCONTINUED OPERATIONS

The disposition of the Performance Materials segment, Engineered Industrial Products segment and Avionics business and the closure of the PRS business are reported as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Performance Materials, Engineered Industrial Products, Avionics and PRS have been segregated in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

The following summarizes the results of discontinued operations:

(IN MILLIONS)	2003	2002	2001

Sales:
Performance Materials	$—	$—	$187.0
Engineered Industrial Products	—	289.5	641.9
Avionics and Passenger Restraint Systems	24.3	101.7	122.3

	$24.3	$391.2	$951.2

Pretax income (loss) from operations:
Performance Materials	$—	$—	$(3.6)
Engineered Industrial Products	—	(13.5)	46.1
Avionics and Passenger Restraint Systems	(0.9)	2.7	5.8

	(0.9)	(10.8)	48.3
Income tax (expense) benefit	0.3	3.9	(17.6)
Distributions on trust preferred securities	—	(3.3)	(7.9)
Gain on the sale of Avionics (net of income tax expense of $39.1 million)	63.0	—	—
Gain on sale of Performance Materials (net of income tax expense of $54.9 million)	—	—	93.5

Income from discontinued operations	$62.4	$(10.2)	$116.3

PERFORMANCE MATERIALS

On February 28, 2001, the Company completed the sale of its Performance Materials (PM) segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in pay-in-kind (PIK) debt securities (Noveon PIK Notes) issued by the buyer, which is now known as Noveon International Inc. (Noveon). The transaction resulted in an after-tax gain of $93.5 million. During the second quarter 2002, a dispute over the computation of a post-closing working capital adjustment was resolved. The resolution of this matter did not have an effect on the previously reported gain.

Pursuant to the terms of the transaction, the Company has retained certain assets and liabilities, primarily pension, postretirement and environmental liabilities, of Performance Materials. The Company has also agreed to indemnify Noveon for liabilities arising from certain events as defined in the agreement. Such indemnification is not expected to be material to the Company’s financial condition, but could be material to the Company’s results of operations in a given period.

SPIN-OFF OF ENGINEERED INDUSTRIAL PRODUCTS

On May 31, 2002, the Company completed the tax-free spin-off of its Engineered Industrial Products (EIP) segment. The spin-off was effected through a tax-free distribution to the Company’s shareholders of all of the capital stock of EnPro Industries, Inc., a subsidiary that the Company formed in connection with the spin-off. In the spin-off, the Company’s shareholders received one share of EnPro common stock for every five shares of the Company’s common stock owned on May 28, 2002, the record date.

At the time of the spin-off, EnPro’s only material asset was all of the capital stock and certain indebtedness of Coltec Industries Inc (Coltec). Coltec and its subsidiaries owned substantially all of the assets and liabilities of the EIP segment, including the associated asbestos liabilities and related insurance.

Prior to the spin-off, Coltec also owned and operated an aerospace business. Before completing the spin-off, Coltec’s aerospace business assumed all intercompany balances outstanding between Coltec and the Company and Coltec then transferred to the Company as a dividend all the assets, liabilities and operations of its aerospace business, including these assumed balances. Following this transfer and prior to the spin-off, all of the capital stock of Coltec was contributed to EnPro, with the result that at the time of the spin-off Coltec was a wholly-owned subsidiary of EnPro.

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

The spin-off was recorded as a dividend and resulted in a reduction of the Company’s shareholders’ equity of $409.1 million representing the recorded value of the net assets of the business distributed, including cash of $47.0 million. The distribution agreement provided for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed, which adjustments resulted in a cash payment by EnPro to the Company of $0.6 million.

The $150 million of outstanding Coltec Capital Trust 5 1/4% convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations remained outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. As of December 31, 2003, $145 million of the TIDES remained outstanding. The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.

Prior to the spin-off, Coltec acquired certain call options on the Company’s common stock in order to partially hedge its exposure to fluctuations in the market price of the Company’s stock resulting from the TIDES. These call options remained an asset of Coltec following the spin-off.

AVIONICS AND PASSENGER RESTRAINT SYSTEMS

On March 28, 2003, the Company completed the sale of its Avionics business to L-3 Communications Corporation for $188 million, or $181 million net of fees and expenses. The gain on the sale was $63 million after tax, which was reported as Income from Discontinued Operations. The Avionics business marketed a variety of state-of-the art avionics instruments and systems primarily for general aviation, business jet and military aircraft. The Company’s PRS business ceased operations in the first quarter 2003. Prior periods have been restated to reflect the Avionics and PRS businesses as discontinued operations.

NOTE V: CONTINGENCIES

GENERAL

There are pending or threatened against the Company or the Company’s subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or have committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

At December 31, 2003, the Company’s liabilities for environmental remediation obligations totaled $87.8 million, of which $17.6 million was included in current liabilities as Accrued Liabilities. Of the $87.8 million, $24.9 million was associated with ongoing operations and $62.9 million was associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that they will expend present accruals over many years, and will complete remediation of all sites with which the Company has identified in up to 30 years. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

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

The Company believes that it has substantial insurance coverage available to it related to any remaining claims. However, a major portion of the primary layer of insurance coverage for these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. The Company cannot predict the long-term impact of these actions on the availability of the Kemper insurance.

LIABILITIES OF DIVESTED BUSINESSES

Asbestos

At the time of the EIP spin-off, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company’s ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

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

GUARANTEES

The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the $145 million of outstanding TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.

In addition to the Company’s guarantee of the TIDES, at December 31, 2003, the Company has an outstanding contingent liability for guarantees of debt and lease payments of $3.4 million, letters of credit and bank guarantees of $50.1 million, residual value of leases of $50.7 million and executive loans to purchase the Company’s stock of $5.2 million.

POTENTIAL CONTRACTUAL DISPUTE WITH NORTHROP GRUMMAN

The Company has submitted claims to Northrop Grumman (which acquired TRW) for reimbursement of several items related to the Company’s acquisition of the Aeronautical Systems businesses, which claims totaled approximately $30 million at December 31, 2003. The claims relate to liabilities and obligations that were retained by TRW under the purchase agreement, but which have been administered by the Company since the closing. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. The Company is providing additional information to Northrop in order to answer these questions.

COMMERCIAL AIRLINE CUSTOMERS

The downturn in the commercial air transport market, the terrorist attacks on September 11, 2001, the military conflict in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS) have adversely affected the financial condition of many of the Company’s commercial airline customers. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains reserves for uncollectible accounts receivable based upon expected collectibility. Although the Company believes that its reserves are adequate, it is not able to predict the future financial stability of these customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The extent to which extended payment terms are granted to customers may negatively affect future cash flow.

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

In March 2003, the Company repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the military conflict in Iraq and SARS made available more aircraft that compete with or are newer than these aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of its inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and the Company’s assessment of then current market conditions, the Company wrote-down the carrying value of its inventory to equal the estimated market value of $12.2 million. Also in the first quarter 2003, the Company reserved $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor.

As of December 31, 2003, the Company’s remaining notes receivable of $7.4 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory and other assets related to the Super 27 business was $14.0 million at December 31, 2003 and represents the Company’s assessment of the current market value.

Collection of these receivables and inventory may be negatively affected if the overall deterioration in the commercial aerospace market and the market for Super 27 program aircraft continues. Because of these conditions, the Company will continue to assess the value of these assets and their ultimate recovery.

TAX LITIGATION

In 2000, Coltec made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the IRS in the U.S. Court of Claims seeking a refund of this payment. Trial is scheduled for May 2004. Coltec has agreed to pay to the Company an amount equal to any refunds or credits of taxes and interest received by it as a result of the litigation. If the IRS prevails in this case, Coltec will not owe any additional interest or taxes with respect to 1996. However, the Company may be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The potential tax liability for 1997 through 2000 has been fully reserved. A reasonable estimation of the potential refund for 1996, if any, cannot be made at this time; accordingly, no receivable has been recorded.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), the Company’s subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases will go to trial in late 2004 or in 2005 and that it will ultimately be successful in these cases. However, if Rohr is not successful in these cases, the Company believes that the net cost to Rohr at the time of the final determination by the court would not exceed $100 million (including interest) as the court will take into account the timing benefit of the disallowed tax deductions at that time. The Company believes that the Company’s best estimate of the liability resulting from these cases has been fully reserved.

NOTE W: SUBSEQUENT EVENT

On February 16, 2004 the Company was notified by Pratt & Whitney, a United Technologies Company, that it will not have requirements for original equipment PW4000 engine nacelle components after the Company completes delivery of 45 shipsets (2 units per shipset) through early 2005. The Company had originally forecasted 90 shipsets to be delivered through 2009. As a result of this action, the total estimated revenue associated with this contract has been significantly reduced and anticipated cost reductions related to future deliveries under this contract will not occur.

The notice of termination is considered a Type 1 subsequent event under generally accepted accounting principles, the effects of which must be reflected in the Company’s 2003 financial statements. As a result, the Company recorded a pre-tax charge of $15.1 million, as of December 31, 2003 related to this contract. The charge includes impairment of excess over average inventory of $7.0 million and $8.1 million for forward losses relating to the reduction in forecasted contract revenue and the increase in costs.

QUARTERLY FINANCIAL DATA (UNAUDITED)(1)

	2003 QUARTERS				2002 QUARTERS
(DOLLARS IN MILLIONS,
EXCEPT PER SHARE AMOUNTS)	FIRST	SECOND	THIRD	FOURTH	FIRST	SECOND	THIRD	FOURTH

BUSINESS SEGMENT SALES:
Airframe Systems	$454.7	$451.0	$427.5	$451.2	$334.6	$326.5	$311.9	$478.6
Engine Systems	385.7	384.0	381.2	406.9	344.9	353.2	322.7	401.8
Electronic Systems	253.8	259.5	255.2	272.2	216.3	219.8	221.6	276.6

TOTAL SALES	$1,094.2	$1,094.5	$1,063.9	$1,130.3	$895.8	$899.5	$856.2	$1,157.0

GROSS PROFIT(2)	$194.4	$274.9	$278.7	$269.0	$222.5	$224.3	$210.3	$257.9

OPERATING INCOME:
Airframe Systems	$22.8	$20.9	$18.7	$16.3	$32.4	$19.9	$34.8	$13.5
Engine Systems	(35.9)	27.8	61.8	44.4	56.9	53.5	33.8	27.0
Electronic Systems	31.9	32.0	37.4	38.3	30.2	35.7	41.4	40.1
Corporate	(15.9)	(14.6)	(16.1)	(24.8)	(15.6)	(15.5)	(10.4)	(19.1)

TOTAL OPERATING INCOME (LOSS)	$2.9	$66.1	$101.8	$74.2	$103.9	$93.6	$99.6	$61.5

INCOME (LOSS) FROM:
Continuing Operations	$(32.8)	$14.7	$34.0	$22.6	$49.4	$58.0	$45.3	$11.5
Discontinued Operations	62.7	(0.3)	—	—	1.0	(12.1)	0.7	0.2
Cumulative Effect of Change in Accounting	(0.5)	—	—	—	(36.1)	—	—	—

NET INCOME (LOSS)	$29.4	$14.4	$34.0	$22.6	$14.3	$45.9	$46.0	$11.7

Basic Earnings (Loss) Per Share (3):
Continuing Operations	$(0.28)	$0.13	$0.29	$0.19	$0.48	$0.57	$0.44	$0.11
Discontinued Operations	0.53	(0.01)	—	—	0.01	(0.12)	0.01	—
Cumulative Effect of Change in Accounting	—	—	—	—	(0.35)	—	—	—

Net income	$0.25	$0.12	$0.29	$0.19	$0.14	$0.45	$0.45	$0.11

Diluted Earnings (Loss) Per Share(3):
Continuing Operations	$(0.28)	$0.12	$0.29	$0.19	$0.47	$0.55	$0.44	$0.11
Discontinued Operations	0.53	—	—	—	0.02	(0.10)	0.01	—
Cumulative Effect of Change in Accounting	—	—	—	—	(0.34)	—	—	—

Net income	$0.25	$0.12	$0.29	$0.19	$0.15	$0.45	$0.45	$0.11

(1)	The historical amounts presented above have been restated to present the Company’s Performance Materials, Engineered Industrial Products, Avionics and PRS businesses as discontinued operations.
(2)	Gross profit represents sales less cost of sales.
(3)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share.

The first quarter of 2003 includes a $9.1 million pre-tax charge for restructuring and consolidation costs. The first quarter also includes a $79.9 million pre-tax asset impairment charge for the Company’s Super 27 re-engining program, a non-cash $11.7 million impairment charge related to the Company’s equity investment in Cordiem and a $6.2 million pre-tax impairment charge on rotable landing gear assets.

The second quarter of 2003 includes a $28.7 million pre-tax charge for restructuring and consolidation costs.

The third quarter of 2003 includes a $6.1 million pre-tax charge for restructuring and consolidation costs.

The fourth quarter of 2003 includes a $7.2 million pre-tax charge including $2.7 million for restructuring and consolidation costs and $4.5 million for a pension curtailment charge.

The first quarter of 2002 includes a $6.9 million pre-tax charge for restructuring and consolidation costs.

The second quarter of 2002 includes a $13.3 million pre-tax charge for restructuring and consolidation costs. The second quarter also includes a $2.4 million pre-tax gain in other income (expense) from the sale of a portion of the Company’s interest in a business.

The third quarter of 2002 includes a $6.9 million pre-tax charge for restructuring and consolidation costs.

The fourth quarter of 2002 includes a $10.3 million pre-tax charge for restructuring and consolidation costs. The fourth quarter of 2002 also includes a $12.5 million pre-tax charge for the write-off of in-process research and development acquired in the acquisition of Aeronautical Systems and a $58.8 million pre-tax charge related to the Aeronautical Systems inventory step-up adjustment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, the Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b) Changes in Internal Controls.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical information concerning our Directors appearing under the caption “Proposals to Shareholders – 1. Election of Directors – Nominees for Election” and information under the captions “Governance of the Company – Business Code of Conduct”, “Governance of the Company – Director Independence” “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement dated March 12, 2004 are incorporated herein by reference. Biographical information concerning our Executive Officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation appearing under the captions “Executive Compensation” and “Governance of the Company – Compensation of Directors” in our proxy statement dated March 12, 2004 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our proxy statement dated March 12, 2004 are incorporated herein by reference.

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

The following table summarizes information about our equity compensation plans as of December 31, 2003. All outstanding awards relate to our common stock. The table does not include shares subject to outstanding options granted under equity compensation plans we assumed in acquisitions.

Equity Compensation Plan Information

			Number of securities
			remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Plan category (1)	(a )	(b )	(c )
Equity compensation plans approved by security holders (2)	12,146,660	$28.46	1,977,944
Equity compensation plans not approved by security holders	87,056	—	(3)

Total	12,233,716	—	—

(1)	The table does not include information for the following equity compensation plans that we assumed in acquisitions: Rohr, Inc. 1989 Stock Option Plan; Rohr, Inc. 1995 Stock Incentive Plan; and Coltec Industries Inc 1992 Stock Option and Incentive Plan. A total of 1,042,213 shares of common stock were issuable upon exercise of options granted under these plans and outstanding at December 31, 2003. The weighted average exercise price of all options granted under these plans and outstanding at December 31, 2003, was $31.67. No further awards may be made under these assumed plans.

(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes (a) 10,006,636 shares of common stock issuable upon exercise of outstanding options issued pursuant to the 1991 Plan, the 1996 Plan, the 1999 Plan and the 2001 Plan, and (b) 2,140,024 shares of common stock, representing the maximum number of shares of common stock that may be issued pursuant to outstanding long-term incentive plan awards under the 2001 Plan. The number does not include 82,753 shares of outstanding restricted stock issued pursuant to the 1999 Plan and the 2001 Plan and 385,954 shares of outstanding common stock issued pursuant to the ESPP that are subject to vesting requirements.

The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted average exercise price of outstanding stock options under the 1991 Plan, the 1996 Plan, the 1998 Plan and the 2001 Plan.

The number of securities available for future issuance includes (a) 789,876 shares of common stock that may be issued pursuant to the 2001 Plan (which includes amounts carried over from the 1999 Plan) and (b) 1,188,068 shares of common stock that may be issued pursuant to the ESPP. No further awards may be made under the 1991 Plan, the 1996 Plan or the 1999 Plan.

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

The Directors’ Deferred Compensation Plan was amended in February 2004 to eliminate the mandatory deferral provisions of the plan. As a result, effective February 2004, the full annual retainer and meeting fees will be paid in cash unless the Director elects to make a deferral into the phantom share account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the caption “Executive Compensation – Executive Stock Purchase Program” in our proxy statement dated March 12, 2004 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Proposals to Shareholders-2. Ratification of Appointment of Independent Auditors – Fees to Independent Auditors for 2003 and 2002” and “-Audit Review Committee Pre-Approval Policy” in our proxy statement dated March 12, 2004 is incorporated by reference herein.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1) Consolidated Financial Statements.

The consolidated financial statements filed as part of this report are listed in Part II, Item 8 in the Index to Consolidated Financial Statements.

(2) Consolidated Financial Statement Schedules:

Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3) Listing of Exhibits: A listing of exhibits is on pages 94 to 97 of this Form 10-K.

(b)	Reports on Form 8-K filed in the fourth quarter of 2003:

None.

(c)	Exhibits. See the Exhibit Index beginning at page 94 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(H) through 10(JJ).

(d)	Not applicable.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 24, 2004.

GOODRICH CORPORATION (Registrant)

By	/s/ MARSHALL O. LARSEN

Marshall O. Larsen, Chairman, President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 24, 2004 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ MARSHALL O. LARSEN Marshall O. Larsen Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ JAMES W. GRIFFITH James W. Griffith Director

/s/ ULRICH SCHMIDT
Ulrich Schmidt
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

/s/ ROBERT D. KONEY, JR.
Robert D. Koney, Jr.
Vice President and Controller
(Principal Accounting Officer)

/s/ DIANE C. CREEL
Diane C. Creel
Director

/s/ GEORGE A. DAVIDSON, JR.
George A. Davidson, Jr.
Director

/s/ HARRIS E. DELOACH, JR.
Harris E. DeLoach, Jr.
Director

/s/ JAMES J. GLASSER
James J. Glasser
Director	/s/ WILLIAM R. HOLLAND William R. Holland Director /s/ DOUGLAS E. OLESEN Douglas E. Olesen Director

/s/ RICHARD DE J. OSBORNE Richard de J. Osborne Director

/s/ ALFRED M. RANKIN, JR. Alfred M. Rankin, Jr. Director

/s/ JAMES R. WILSON James R. Wilson Director

/s/ A. THOMAS YOUNG A. Thomas Young Director

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

In most cases, documents incorporated by reference to exhibits to our registration statements, reports or proxy statements filed by the Company with the Securities and Exchange Commission are available to the public over the Internet from the SEC’s web site at http://www.sec.gov. You may also read and copy any such document at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under the Company’s SEC file number (1-892).

Exhibit
Number	Description
2(A)	Agreement for Sale and Purchase of Assets Between The B.F.Goodrich Company and PMD Group Inc., dated as of November 28, 2000, filed as Exhibit 2(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

2(B)	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

2(C)	Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2(B) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

2(D)	Amendment No. 1 dated as of October 1, 2002 to Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002, is incorporated herein by reference.

3(A)	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

3(B)	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

4(A)	Rights Agreement, dated as of June 2, 1997, between The B.F.Goodrich Company and The Bank of New York which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Preferred Stock, Series F, par value $1 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 19, 1997, is incorporated herein by reference.

4(B)	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.

Information relating to the Company’s long-term debt and trust preferred securities is set forth in Note I — “Financing Arrangements” to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4(B), instruments defining the rights of holders of such long-term debt and trust preferred securities are not filed herewith since no single item exceeds 10% of consolidated assets.

Copies of such instruments will be furnished to the Commission upon request.

Exhibit
Number	Description
10(A)	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.

10(B)	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(C)	Transition Services Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(MM) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(D)	Employee Matters Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(NN) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(E)	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(F)	Three Year Credit Agreement dated as of August 30, 2003 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10(G)	Amendment No. 1 dated as of December 5, 2003 to the Three Year Credit Agreement dated as of August 20, 2003 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders.*

10(H)	Key Employees’ Stock Option Plan (effective April 15, 1991), filed as Exhibit 10(K) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(I)	Stock Option Plan (effective April 15, 1996), filed as Exhibit 10(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(J)	Stock Option Plan (effective April 19, 1999), filed as Appendix B to the Company’s definitive proxy statement filed March 4, 1999, is incorporated herein by reference.

10(K)	2001 Stock Option Plan, filed as Exhibit D to the Company’s 2001 Proxy Statement dated March 5, 2001, is incorporated herein by reference.

10(L)	Amendment Number One to the 2001 Stock Option Plan, filed as Exhibit 10(JJ) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

10(M)	2000 — 2001 and 2000 — 2002 Long-Term Incentive Plan Summary Plan Description, filed as Exhibit 10(MM) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10(N)	Form of Award Agreement for 2000 — 2002 Long-Term Incentive Plan, filed as Exhibit 10(OO) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10(O)	2001 — 2003 Long-Term Incentive Plan Summary Plan Description and form of award agreement, filed as Exhibit 10(HH) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

Exhibit
Number	Description
10(P)	2002 — 2004 Long-Term Incentive Plan Summary Plan Description and form of award, filed as Exhibit 10(JJ) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated herein by reference.

10(Q)	2003 - 2005 Long-Term Incentive Plan Summary Plan Description and form of award, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10(R)	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

10(S)	Management Incentive Program, filed as Exhibit 10(D) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(T)	Senior Executive Management Incentive Plan, filed as Appendix B to the Company’s 2000 Proxy Statement dated March 3, 2000, is incorporated herein by reference.

10(U)	Form of Disability Benefit Agreement. *

10(V)	Form of Supplemental Executive Retirement Plan Agreement. *

10(W)	The B.F. Goodrich Company Benefit Restoration Plan, filed as Exhibit 10(J) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10(X)	The B.F.Goodrich Company Savings Benefit Restoration Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8 (No. 333-19697), is incorporated herein by reference.

10(Y)	Goodrich Corporation Severance Plan, filed as Exhibit 10(II) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

10(Z)	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees. *

10(AA)	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees.*

10(BB)	Letter dated January 7, 2003 relating to compensation and benefits for David L. Burner, filed as Exhibit 10(DD) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(CC)	Coltec Industries Inc 1992 Stock Option and Incentive Plan (as amended through May 7, 1998), filed as Exhibit 10(EE) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(DD)	Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(FF) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(EE)	First Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(GG) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(FF)	Second Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(HH) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit
Number	Description
10(GG)	Employee Stock Purchase Plan, filed as Exhibit E to the Company’s 2001 Proxy Statement dated March 5, 2001, is incorporated herein by reference.

10(HH)	Amendment Number One to the Employee Stock Purchase Plan, filed as Exhibit 10(KK) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

10(II)	Directors’ Phantom Share Plan.*

10(JJ)	Directors’ Deferred Compensation Plan, filed as Exhibit 10(LL) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

21	Subsidiaries. *

23(A)	Consent of Independent Auditors — Ernst & Young LLP.*

31	Rule 13a-14(a)/15d-14(a) Certifications. *

32	Section 1350 Certifications. *