Form 10-Q
period 2004-03-31
GOODRICH CORP
filed 2004-05-06
CIK 42542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-892

GOODRICH CORPORATION

(Exact Name of Registrant as Specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	34-0252680 (I.R.S. Employer Identification No.)

Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, North Carolina (Address of Principal Executive Offices)	28217 (Zip Code)

704-423-7000
Registrant’s Telephone Number, Including Area Code

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

     As of March 31, 2004, there were 117,605,382 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountants’ Review Report

To the Shareholders and Board of Directors of Goodrich Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Goodrich Corporation and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Goodrich Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 9, 2004, except for Note W as to which the date is February 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Charlotte, North Carolina
May 3, 2004

GOODRICH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2004	2003
Sales	$1,162.1	$1,094.2
Operating Costs and Expenses:
Cost of sales	868.8	899.8
Selling and administrative costs	193.0	182.4
Restructuring and consolidation costs	1.8	9.1

	1,063.6	1,091.3

Operating Income	98.5	2.9
Interest expense	(37.4)	(39.9)
Interest income	0.8	4.5
Other income (expense) – net	(18.9)	(12.6)

Income (loss) from continuing operations before income taxes and trust distributions	43.0	(45.1)
Income tax benefit (expense)	(13.3)	14.9
Distributions on trust preferred securities	—	(2.6)

Income (Loss) From Continuing Operations	29.7	(32.8)
Income from discontinued operations – net of taxes	—	62.7
Cumulative effect of change in accounting	16.2	(0.5)

Net Income	$45.9	$29.4

Basic Earnings (Loss) per Share:
Continuing operations	$0.25	$(0.28)
Discontinued operations	—	0.53
Cumulative effect of change in accounting	0.14	—

Net Income	$0.39	$0.25

Diluted Earnings (Loss) per Share:
Continuing operations	$0.25	$(0.28)
Discontinued operations	—	0.53
Cumulative effect of change in accounting	0.13	—

Net Income	$0.38	$0.25

Dividends declared per common share	$0.20	$0.20

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN MILLIONS)

	March 31,	December 31,
	2004	2003
Current Assets
Cash and cash equivalents	$329.5	$378.4
Accounts and notes receivable, less allowances for doubtful receivables ($26.8 at March 31, 2004; $28.0 at December 31, 2003)	702.2	608.5
Inventories	993.9	964.2
Deferred income taxes	50.3	53.3
Prepaid expenses and other assets	94.4	82.7

Total Current Assets	2,170.3	2,087.1

Property	1,155.9	1,175.9
Prepaid pension	215.8	219.5
Goodwill	1,267.6	1,259.5
Identifiable intangible assets	499.7	484.7
Deferred income taxes	20.5	22.9
Other assets	609.1	640.3

Total Assets	$5,938.9	$5,889.9

Current Liabilities
Short-term bank debt	$2.7	$2.7
Accounts payable	425.9	414.5
Accrued expenses	694.0	648.2
Income taxes payable	253.0	259.9
Current maturities of long-term debt and capital lease obligations	9.6	75.6

Total Current Liabilities	1,385.2	1,400.9

Long-term debt and capital lease obligations	2,140.7	2,136.6
Pension obligations	645.4	642.0
Postretirement benefits other than pensions	316.5	319.2
Other non-current liabilities	201.0	197.7
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 132,080,334 shares at March 31, 2004, and 131,265,173 shares at December 31, 2003 (excluding 14,000,000 shares held by a wholly-owned subsidiary at each date)	660.4	656.3
Additional paid-in capital	1,052.2	1,035.8
Income retained in the business	64.6	42.4
Accumulated other comprehensive income (loss)	(113.4)	(126.1)
Unearned compensation	—	(1.4)
Common stock held in treasury, at cost (13,546,755 shares at March 31, 2004, and 13,539,820 shares at December 31, 2003)	(413.7)	(413.5)

Total Shareholders’ Equity	1,250.1	1,193.5

Total Liabilities And Shareholders’ Equity	$5,938.9	$5,889.9

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Three Months
	Ended
	March 31,
	2004	2003
Operating Activities
Income (loss) from continuing operations	$29.7	$(32.8)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Restructuring and consolidation:
Expenses	1.8	15.3
Payments	(6.7)	(10.3)
Asset impairments	—	79.9
Depreciation and amortization	54.5	56.3
Stock-based compensation expense	5.1	(4.5)
Deferred income taxes	3.0	4.5
Payment-in-kind interest income	—	(4.3)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(78.5)	12.0
Change in receivables sold, net	(14.5)	(2.1)
Inventories	(5.9)	(11.0)
Other current assets	(9.8)	(10.4)
Accounts payable	12.3	(38.3)
Accrued expenses	45.8	37.5
Income taxes payable	(12.7)	36.5
Tax benefit on non-qualified options	1.6	—
Other non-current assets and liabilities	22.8	(13.2)

Net Cash Provided By Operating Activities	48.5	115.1

Investing Activities
Purchases of property	(22.9)	(19.9)
Proceeds from sale of property	—	2.4
Proceeds from payment-in-kind notes	—	151.9
Payments received (made) in connection with acquisitions, net of cash acquired	(0.5)	(2.4)

Net Cash Provided (Used) By Investing Activities	(23.4)	132.0

Financing Activities
Increase (decrease) in short-term debt	0.5	(379.7)
Proceeds from long-term debt and capital lease obligations	—	5.5
Repayment of long-term debt and capital lease obligations	(65.7)	(1.9)
Proceeds from issuance of capital stock	13.9	6.5
Dividends	(23.5)	(23.4)
Distributions on Trust preferred securities	—	(2.6)

Net Cash Used By Financing Activities	(74.8)	(395.6)
Discontinued Operations
Net cash provided (used) by discontinued operations	—	185.0

Effect of exchange rate changes on cash and cash equivalents	0.8	(0.6)

Net increase (decrease) in cash and cash equivalents	(48.9)	35.9
Cash and cash equivalents at beginning of period	378.4	149.9

Cash and cash equivalents at end of period	$329.5	$185.8

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A: Basis of Interim Financial Statement Preparation

     The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     As discussed in Note J, our former Avionics business and our former Passenger Restraints Systems business have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to our continuing operations.

Note B: Stock-Based Employee Compensation

     During 2004, the Company granted stock options to certain employees and administered an employee stock purchase plan. Effective January 1, 2004, the Company changed its method of accounting for stock-based compensation. The Company adopted the provisions of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) and Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, the Company expensed stock options and the shares issued under its employee stock purchase plan on a modified prospective basis. The expense will be recognized over the period earned and vested. Prior periods have not been restated. The adoption reduced pretax income by $4.3 million for the quarter ended March 31, 2004 as compared to accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25.)

     Prior to January 1, 2004, the Company granted stock options and performance shares to certain employees, and administered an employee stock purchase plan. The stock-based employee compensation was accounted for in accordance with APB No. 25. No compensation expense was included in net income for stock options or employee stock purchase plan shares.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 for the three months ended March 31, 2003. For purposes of the pro forma disclosures, the estimated fair value of stock options at the date of grant is amortized to expense over the stock option vesting period. Pro forma compensation expense for the employee stock purchase plan awards in a given year includes both the fair value of the option to purchase shares at the date of grant and additional compensation to reflect the discounted purchase price. The grant date fair value of performance shares is amortized to expense over the three-year plan cycle without adjustments for subsequent changes in the market price of the Company’s common stock.

Three Months
Ended
(In millions, except per share amounts)	March 31, 2003
Net income, as reported	$29.4
Reverse: Stock-based employee compensation expense (income) included in net income, as reported above (net of related tax effects)	(3.0)
Deduct: Stock-based employee compensation (expense) income determined Under fair value method for all awards, net of related tax effects	(0.2)

Pro forma net income	$26.2

Earnings per share:
Basic, as reported	$0.25

Basic, pro forma	$0.22

Diluted, as reported	$0.25

Diluted, pro forma	$0.22

     The Company recorded income related to stock-based compensation in the first quarter 2003 as a result of revisions to the estimated payout on performance share plans.

Note C: Inventories

     Inventories consist of:

	March 31,	December 31,
	2004	2003
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$178.2	$185.2
In-process	670.7	644.6
Raw materials and supplies	250.6	241.6

	1,099.5	1,071.4
Less:
Reserve to reduce certain inventories to LIFO	(40.8)	(40.6)
Progress payments and advances	(64.8)	(66.6)

Total	$993.9	$964.2

     The preproduction and excess over average in-process inventory balance and deferred engineering costs recoverable under long-term contractual arrangements, which are included in in-process inventory, were $216.1 million and $192.2 million as of March 31, 2004 and December 31, 2003, respectively.

     The impact of the Cumulative Effect of Accounting Changes resulted in an increase to the inventory balance of $23.3 million as of January 1, 2004. See Note K.

Note D: Business Segment Information

     The Company’s operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems. Effective January 1, 2004, the Company realigned the business units within its three reportable segments. The customer services business was transferred from the Airframe Systems segment to the Engine Systems segment. In addition, the costs and sales associated with products or services provided to customers through the customer services business are reflected in the business providing the product or service rather than the customer services business. Prior period amounts have been reclassified to conform to the current year presentation.

     Airframe Systems: Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe Systems also includes the aviation technical services business unit which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment includes the actuation systems and flight controls business units that were acquired as part of Aeronautical Systems. The actuation systems business unit provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. The actuation systems business unit also provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats.

     Engine Systems: Engine Systems includes the aerostructures business unit, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems, engine controls and customer services business units, which were acquired as part of Aeronautical Systems. The cargo systems business unit produces fully integrated main deck and lower lobe cargo systems for wide body aircraft. The engine controls business unit provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems. The customer services business unit supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems.

     Electronic Systems: Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris, engine and transmission, and structural health. The segment’s products also include ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems, laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats, and crew and attendant seating. The power systems business unit, which was acquired as part of Aeronautical Systems, provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. Also acquired as part of Aeronautical Systems was the hoists and winches business unit, which provides airborne hoists and winches used on both helicopters and fixed wing aircraft, and a business that produces engine shafts primarily for helicopters.

     Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated.

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in millions)
Net Customer Sales
Airframe Systems	$402.6	$402.1
Engine Systems	498.5	423.6
Electronic Systems	261.0	268.5

Total Sales	$1,162.1	$1,094.2

Intersegment Sales
Airframe Systems	$15.6	$17.0
Engine Systems	5.1	8.6
Electronic Systems	8.1	12.9

Total Intersegment Sales	$28.8	$38.5

Segment Operating Income (Loss)
Airframe Systems	$20.9	$21.8
Engine Systems	74.4	(35.2)
Electronic Systems	22.7	32.2

	118.0	18.8
Corporate General and Administrative Expenses	(19.5)	(15.9)

Total Operating Income	$98.5	$2.9

     Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	March 31,	December 31,
	2004	2003
	(Dollars in millions)
Assets
Airframe Systems	$1,702.8	$1,660.2
Engine Systems	2,117.2	2,084.5
Electronic Systems	1,411.3	1,410.9
Corporate	707.6	734.3

Total Assets	$5,938.9	$5,889.9

Note E: Earnings Per Share

     The computation of basic and diluted earnings per share from continuing operations is as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2004	2003
Numerator:
Numerator for basic earnings per share — income (loss) from continuing operations available to common shareholders	$29.7	$(32.8)
Denominator:
Denominator for basic earnings per share — weighted-average shares	118.2	117.2

Effect of dilutive securities:
Stock options, performance shares, restricted shares and employee stock purchase plan shares	1.7	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	119.9	117.2

Earnings (loss) per share from continuing operations:
Basic	$0.25	$(0.28)

Diluted	$0.25	$(0.28)

     At March 31, 2004 and 2003, the Company had approximately 10.9 million and 11.3 million stock options outstanding, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 10.9 million and 11.3 million stock options outstanding, 5.4 million and 11.3 million options were anti-dilutive stock options at March 31, 2004 and 2003, respectively.

Note F: Comprehensive Income

     Total comprehensive income consists of the following:

	Three Months
	Ended
	March 31,
	2004	2003
	(Dollars in millions)
Net Income	$45.9	$29.4
Other Comprehensive Income:
Unrealized translation adjustments during period	15.3	(2.2)
Gain (loss) on cash flow hedges	(2.6)	(2.7)

Total Comprehensive Income	$58.6	$24.5

     Accumulated other comprehensive income consists of the following (dollars in millions):

	March 31,	December 31,
	2004	2003
Cumulative unrealized translation adjustments	$138.6	$123.3
Minimum pension liability adjustment	(318.3)	(318.3)
Accumulated gain on cash flow hedges	66.2	68.8
Unrealized gain on certain investments	0.1	0.1

	$(113.4)	$(126.1)

     The minimum pension liability amounts above are net of deferred taxes of $171.4 million. The accumulated gain on cash flow hedges above is net of deferred taxes of $34.2 million and $31.9 million at March 31, 2004 and December 31, 2003, respectively.

Note G: Restructuring and Consolidation Costs

     For the three months ended March 31, 2004, the Company recorded restructuring and consolidation charges totaling $1.8 million. The charges were recorded across the Company’s segments as follows:

Three Months
Ended
March, 2004
(Dollars in millions)
Engine Systems	$0.3
Electronic Systems	1.5

$1.8

     Restructuring and consolidation reserves at December 31, 2003 and March 31, 2004, as well as activity during the three months ended March 31, 2004, consisted of:

	Balance			Balance
	December 31,			March 31,
	2003	Provision	Activity	2004
Personnel-related costs	$16.4	$1.4	$(0.8)	$17.0
Facility closure and other costs	11.2	0.4	(3.1)	8.5

	$27.6	$1.8	$(3.9)	$25.5

     During the three months ended March 31, 2004, approximately 50 employees were terminated as part of the restructuring activities described below. As of March 31, 2004, the Company expects to further reduce employment levels by approximately 260 people as part of those restructuring activities.

     Restructuring and Consolidation Costs — Provision

     The following is a description of key components of the $1.8 million provision for restructuring and consolidation costs in the first three months of 2004:

     Engine Systems: The segment recorded $0.3 million in restructuring and consolidation costs, consisting of $0.2 million in personnel-related costs and $0.1 million in facility closure and other costs.

     The personnel-related charges are for employee severance and benefits. Facility closure and other costs include $0.1 million for machinery and equipment relocation and other facility closure costs.

     Electronic Systems: The segment recorded $1.5 million in restructuring and consolidation costs, consisting of $1.2 million in personnel-related costs and $0.3 million in facility closure and other costs.

     The $1.2 million personnel-related charges are for employee severance and benefits. Facility closure and other costs included $0.3 million in equipment relocation and other facility closure costs.

     Restructuring and Consolidation Costs — Activity

     During the first three months of 2004, there were $6.7 million in cash payments for restructuring and consolidation activities. The cash payments were offset by a $2.8 million increase in restructuring reserves resulting in a $3.9 million net decrease in reserves for the first three months of 2004. The $2.8 million increase in restructuring reserves related to businesses that utilize contract accounting and has not yet been reflected in earnings as the amount is currently capitalized into contract costs.

Note H: Asset Impairments

     During the first quarter 2004, the Company recorded a non-cash $7.0 million pretax asset impairment charge resulting in part from insufficient collateral value for a note receivable arising out of the divestiture of a business.

     During the first quarter of 2003, the Company recorded a non-cash $79.9 million pretax asset impairment charge for the Company’s Super 27 re-engining program, reflecting a revaluation of the assets in light of market conditions. In March 2003, the Company repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the conflict in Iraq and Severe Acute Respiratory Syndrome (SARS) made available more aircraft that compete with or are newer than the Super 27 aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of the Company’s inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and the Company’s assessment of market conditions, the Company wrote-down the carrying value of its inventory to equal the estimated market value of $12.2 million. Also in the first quarter of 2003, the Company wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor. As of March 31, 2004, the Company’s remaining notes receivable of $7.2 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory related to the Super 27 business was $4.6 million at March 31, 2004 and represents the Company’s assessment of the current market value.

     During the first quarter 2003, the Company also recorded a non-cash $11.7 million pretax asset impairment charge related to its equity investment in Cordiem LLC and a non-cash $6.2 million pretax impairment charge on rotable landing gear assets.

Note I: Goodwill and Other Intangible Assets

     The changes in the carrying amount of goodwill for the three months ended March 31, 2004, by segment are as follows:

	Balance	Foreign	Balance
	December 31,	Currency	March 31,
	2003	Translation	2004
	(Dollars in millions)
Airframe Systems	$239.2	$10.9	$250.1
Engine Systems	493.7	4.4	498.1
Electronic Systems	526.6	(7.2)	519.4

	$1,259.5	$8.1	$1,267.6

     Identifiable intangible assets as of March 31, 2004 are comprised of:

	Gross	Accumulated
	Amount	Amortization
	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$180.8	$51.4
Customer relationships	291.2	15.4
Technology	90.8	1.3
Non-compete agreements	6.6	4.9
Sourcing contracts	6.4	3.1

	$575.8	$76.1

     Amortization of intangible assets for the three months ended March 31, 2004 was $5.9 million. Amortization expense of these intangible assets for 2005 to 2009 is estimated to be approximately $23 million per year. There were no indefinite lived identifiable intangible assets as of March 31, 2004.

     During the first three months ended March 31, 2004, the Company acquired certain aftermarket rights for approximately $15 million.

Note J: Discontinued Operations

     On March 28, 2003, the Company completed the sale of its Avionics business to L-3 Communications Corporation for $188 million, or $181 million net of fees and expenses. The gain on the sale was $63.3 million after tax, which was reported as Income from Discontinued Operations. The Avionics business marketed a variety of state-of-the-art avionics instruments and systems primarily for general aviation, business jet and military aircraft. The Company’s Passenger Restraints Systems (PRS) business ceased operations in the first quarter of 2003. Prior periods have been restated to reflect the Avionics and PRS businesses as discontinued operations.

     The disposition of the former Avionics business and the former Passenger Restraints Systems business each represented the disposal of a component of an entity under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Avionics and Passenger Restraints Systems have been segregated in the accompanying unaudited condensed consolidated statement of income and unaudited condensed consolidated statement of cash flows.

     The following summarizes the results of discontinued operations for Avionics and Passenger Restraints Systems during the three months ended March 31, 2003:

(Dollars in millions)	2003
Net Customer Sales	$24.3
Pretax loss from operations	(0.9)
Income tax benefit	0.3
Gain on sale of Avionics (net of income tax expense of $38.8 million)	63.3

Income from discontinued operations	$62.7

Note K: Cumulative Effect of Change in Accounting

     Effective January 1, 2004, the Company changed two aspects of the application of contract accounting for its aerostructures business which is included in the Engines Systems segment. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in the Company’s original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, will be included in total contract costs used to evaluate overall contract profitability. The impact of the changes in accounting methods was to record a pretax gain of $23.3 million ($16.2 million after tax) as a Cumulative Effect of Accounting Change representing profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods.

     The following table indicates pro forma financial results for the three months ended March 31, 2003, as if these methods of accounting had been in effect for the three months ended March 31, 2003.

	Three Months Ended
	March 31, 2003
	As Reported	Pro forma
	(in millions)
Income (loss) from continuing operations	$(32.8)	$(35.2)
Net income	$29.4	$27.0
Earnings per share – Net Income
Basic	$0.25	$0.23
Fully-diluted	$0.25	$0.23

     The cumulative effect of an accounting change, as presented after taxes, in 2003 of a loss of $0.5 million represents the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The Company established a liability for contractual obligations for the retirement of long-lived assets.

Note L: Financing Arrangements

Credit Facilities

     The Company has a committed syndicated revolving credit facility that expires in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At March 31, 2004, there were no borrowings and $25.8 million in letters of credit outstanding under this facility. At December 31, 2003, there were no borrowings and $17.1 million in letters of credit outstanding under the facility.

     The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its consolidated net worth and leverage ratio levels. In addition, the Company’s ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of March 31, 2004, the Company had borrowing capacity under this facility of $322.2 million, after reductions for letters of credit outstanding.

     At March 31, 2004, the Company also maintained $75 million of uncommitted domestic money market facilities and $25.6 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. In April 2004, the domestic uncommitted facilities were reduced to $50 million. As of March 31, 2004 and December 31, 2003, there were no borrowings under these facilities. These uncommitted credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

     The Company’s credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of its indebtedness. However, a ratings downgrade would result in an increase in the interest rate and fees payable under its committed syndicated revolving credit facility. Such a downgrade also could adversely affect the Company’s ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such new facilities.

QUIPS

     On March 2, 2004, the Company completed the redemption of the $63.5 million in outstanding 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust (Trust), all of the common equity of which is owned by the Company. The QUIPS were supported by the Company’s 8.30% Junior Subordinated Debentures, Series A (QUIPS Debentures), which were also redeemed on March 2, 2004.

Long-Term Financing

     At March 31, 2004, the Company had long-term debt and capital lease obligations of $2,140.7 million with maturities ranging from 2005 to 2046. Current maturities of long-term debt and capital lease obligations at March 31, 2004 were $9.6 million, including $5.9 million of industrial revenue bonds that will be redeemed on May 11, 2004. The earliest maturity of a material long-term debt obligation is December 2007. The Company also maintains a shelf registration statement that allows the Company to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Note M: Off-Balance Sheet Arrangements

Lease Agreements

     The Company finances its use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allowed us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed us to lease up to a maximum of $90 million at March 31, 2004. At March 31, 2004, $50.5 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $149.3 million at March 31, 2004.

Sale of Receivables

     At March 31, 2004, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $82.8 million at March 31, 2004. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers.

Note N: Derivatives and Hedging Activities

Cash Flow Hedges

     The Company has subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling and Canadian Dollars but have significant sales contracts that are denominated in U.S. Dollars. Periodically, the Company enters into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling and Canadian Dollars.

     The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s condensed consolidated balance sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at March 31, 2004 was $702.4 million. The fair value of the forward contracts at March 31, 2004 was an asset of $97.8 million, of which $54.0 million is recorded in Prepaid Expenses and Other Assets and $43.8 million is recorded in Other Assets.

     The total gross gain of $100.4 million (before deferred taxes of $34.2 million), including terminated forward contracts as discussed below, was recorded in Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of March 31, 2004, the portion of the $100.4 million gain that would be reclassified into earnings to offset the effect of the hedged item as an increase in sales in the next 12 months is a gain of $56.6 million.

     In 2003, the Company terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of March 31, 2004, Accumulated Other Comprehensive Income included a gain of $2.6 million related to these terminated contracts that will be reflected in income and sales when the original contracts would have matured.

Fair Value Hedges

     In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent senior notes due in 2007. In October 2003, the Company entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on the Company’s 7.50 percent senior notes due in 2008 and the other $50 million swap is on the Company’s 6.45 percent medium-term notes due in 2008. In December 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on its 7.50 percent senior notes due in 2008. The purpose of entering into these swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was an asset (gain) of $8.5 million at March 31, 2004.

Other Forward Contracts

     In January 2004, the Company entered into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. As of March 31, 2004, the Company had forward contracts with a notional value of $67.5 million to buy Great Britain Pounds Sterling, contracts with a notional value of $42.2 million to buy Euros and contracts with a notional value of $11.5 million to buy Canadian Dollars.

Note O: Guarantees

     The Company extends financial and product performance guarantees to third parties. As of March 31, 2004, the following financial guarantees were outstanding:

		CARRYING
	MAXIMUM	AMOUNT
	POTENTIAL	OF
(Dollars in millions)	PAYMENT	LIABILITY
Environmental remediation indemnification (Note P)	No limit	$23.1
Financial Guarantees:
TIDES (Note P)	$145.0	$—
Debt and lease payments (Note P)	$3.3	$—
Residual values on leases (Note M)	$54.8	$—
Executive loans to purchase company stock	$4.8	$—

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

     The changes in the carrying amount of service and product warranties for the three months ended March 31, 2004, are as follows:

(Dollars in millions)
Balance at December 31, 2003	$78.6
Service and product warranty provision	11.0
Payments	(3.3)

Balance at March 31, 2004	$86.3

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

     At March 31, 2004, the Company’s unaudited condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $86.0 million, of which $15.9 million was included in current liabilities as Accrued Liabilities. Of the $86.0 million, $24.9 million was associated with ongoing operations and $61.1 million was associated with businesses previously disposed of or discontinued.

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

Liabilities of Divested Businesses

Asbestos

     At the time of the Engineered Industrial Products (EIP) spin-off, two subsidiaries of Coltec Industries Inc. (Coltec) were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against the Company on the theory that the Company has some responsibility for the asbestos-related liabilities of EnPro Industries, Inc. (EnPro), Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company’s ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

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

Other

     In connection with the divestiture of the Company’s tire, vinyl and other businesses, the Company has received contractual rights of indemnification from third parties for environmental and other claims arising out of the divested businesses. Failure of these third parties to honor their indemnification obligations could have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations and cash flows.

Guarantees

     The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the $145 million of outstanding Coltec Capital Trust 5¼ convertible trust preferred securities (TIDES) and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.

     In addition to the Company’s guarantee of the TIDES, at March 31, 2004, the Company has an outstanding contingent liability for guarantees of debt and lease payments of $3.3 million, letters of credit and bank guarantees of $56.0 million, residual value of leases of $54.8 million and executive loans to purchase the Company’s stock of $4.8 million.

Potential Contractual Dispute with Northrop Grumman

     In connection with the Company’s acquisition of the Aeronautical Systems businesses from TRW Inc. (TRW), certain liabilities and obligations of the Aeronautical Systems businesses were retained by TRW but are being administered by the Company. The Company has submitted claims to Northrop Grumman, which acquired TRW, for reimbursement of several items related to the retained liabilities and obligations. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. The Company is providing additional information to Northrop in order to answer these questions. As of March 31, 2004, the Company had recorded a receivable from Northrop Grumman for approximately $33 million for such claims.

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

     In March 2003, the Company repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the military conflict in Iraq and SARS made available more aircraft that compete with or are newer than these aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of its inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and the Company’s assessment of market conditions, the Company wrote down the carrying value of its inventory to equal the estimated market value of $12.2 million. Also in the first quarter 2003, the Company reserved $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor.

     As of March 31, 2004, the Company’s remaining notes receivable of $7.2 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory related to the Super 27 business was $4.6 million at March 31, 2004 and represents the Company’s assessment of the current market value of the remaining inventory.

     Collection of the notes may be negatively affected if the overall deterioration in the commercial aerospace market continues. Because of these conditions, the Company will continue to assess the value of these assets and their ultimate recovery.

Boeing 717

     The Company has a long term contract with Boeing for nacelle systems used on the Boeing 717 aircraft which is accounted for using contract accounting. In the Company’s estimate of contract profitability, the Company has assumed deliveries of aircraft in excess of those for which Boeing has firm orders. Boeing continues to market the aircraft to specific potential customers. During the fourth quarter of 2003, Boeing announced that it lost a major sales campaign which they disclosed in their December 31, 2003 Annual Report on Form 10-K, increasing the possibility that the program could be terminated before attaining the estimated number of deliveries included in our contract revenue and cost estimates. If units delivered fall short of amounts assumed due to program termination or for other reasons, estimates of total contract revenue and cost would change and we could recognize a pretax loss on the contract of approximately $15.0 million to $25.0 million. The range of loss, if any, is dependent upon a number of factors, including additional orders received or exercise of existing options from Boeing, realization of cost efficiencies related to expected volume and collection of program termination costs should the contract be terminated prematurely.

Tax Litigation

     In 2000, Coltec made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the IRS in the U.S. Court of Claims seeking a refund of this payment. Trial began in May 2004. Coltec has agreed to pay to the Company an amount equal to any refunds or credits of taxes and interest received by it as a result of the litigation. If the IRS prevails in this case, Coltec will not owe any additional interest or taxes with respect to 1996. However, the Company may be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The potential tax liability for 1997 through 2000 has been fully reserved. A reasonable estimation of the potential refund for 1996, if any, cannot be made at this time; accordingly, no receivable has been recorded.

     In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), the Company’s subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases will go to trial in late 2004 or in 2005 and that it will ultimately be successful in these cases. However, if Rohr is not successful in these cases, the Company believes that the net cost to Rohr at the time of the final determination by the court would not exceed $100 million, including interest, as the court will take into account the timing benefit of the disallowed tax deductions at that time. The Company believes that its best estimate of the liability resulting from these cases has been fully reserved.

Note Q: New Accounting Standards

     The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with Financial Accounting Standards Board Staff Position 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” the effects of the Act on the Company’s benefit plans are not reflected in any measure of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Company’s unaudited condensed consolidated financial statements or accompanying Notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Note R: Pensions and Postretirement Benefits

Pensions

     The following table sets forth the components of net periodic benefit costs (income) for the first quarter 2004 and 2003.

					Other Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004	2003
			(In millions)
Service cost	$10.4	$8.3	$5.0	$5.6	$0.6	$0.4
Interest cost	35.9	33.2	6.1	6.6	0.9	0.7
Expected rate of return on plan assets	(40.4)	(33.4)	(9.0)	(9.9)	(0.8)	(0.5)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	2.4	2.4	—	—	—	—
Amortization of actuarial (gain) loss	9.0	8.0	—	—	—	—

Periodic benefit cost (income)	17.3	18.5	2.1	2.3	0.7	0.6
Settlements and curtailments (gain) loss	—	—	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$17.3	$18.5	$2.1	$2.3	$0.7	$0.6

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE QUARTERS ENDED MARCH 31

Discount rate	6.25%	6.875%	5.75%	6.00%	6.25%	6.35%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.50%	8.43%
Rate of compensation increase	3.63%	3.86%	3.25%	3.25%	3.25%	3.47%

     The Company has not changed its expectations for pension contributions to its Trust funds since its 2003 financial statements were issued. The Company continues to expect to make voluntary contributions totaling $35 to $50 million to its U.S. qualified defined benefit pension plans in 2004. During the first quarter of 2004, the Company contributed $10 million to the U.S. Trust fund and on April 5 the Company made a $25 million contribution to the U.S. Trust fund. The Company continues to expect that contributions to non-U.S. defined benefit plans will total less than $5 million in 2004.

     In addition to contributions to Trust funds, the Company also makes lump sum and annuity pension benefit payments directly to participants as part of its U.S. non-qualified plans and certain foreign plans. These payments are classified as contributions for reporting purposes and are estimated to be approximately $10 million in 2004.

Postretirement Benefits Other Than Pensions

     The following table sets forth the components of net periodic benefit costs (income) for the first quarter 2004 and 2003.

	March 31,
	2004	2003
Service cost	$0.4	$0.3
Interest cost	7.3	6.6
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of prior service cost	—	—
Amortization of actuarial (gain) loss	1.5	0.5

Periodic benefit cost (income)	9.2	7.4

Settlements and curtailments (gain) loss	—	—
Special termination benefit charge (credit)	—	—

Net benefit cost (income)	$9.2	$7.4

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE QUARTERS ENDED MARCH 31

Discount rate	6.25%	6.875%
Healthcare Trend Rate	10% in 2004	10% in 2003
	to 5% in 2008	to 5% in 2007

     The Company pays retiree health care and life insurance benefits as they are incurred. These payments are classified as contributions for reporting purposes and are estimated to be approximately $40 million in 2004.

Note S: Income Tax Rate

     The effective income tax rate from continuing operations was 31.0 percent during the quarter ended March 31, 2004 and 33.0 percent during the quarter ended March 31, 2003. The lower rate in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 was due to an expected increase in export activity and higher research tax credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS DOCUMENT.

     THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY” FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.

     OUR FORMER AVIONICS BUSINESS AND PASSENGER RESTRAINT SYSTEMS BUSINESS (PRS) HAVE BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO OUR CONTINUING OPERATIONS.

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

     For the first quarter 2004, we reported net income of $46 million, or $0.38 per diluted share. Sales for the first quarter 2004 were $1,162 million. For the first quarter 2003, we reported net income of $29 million, or $0.25 per diluted share. Sales for the first quarter 2003 were $1,094 million. Foreign currency translation was responsible for approximately 40 percent of the $68 million, or 6 percent, increase in sales. The remaining increase resulted primarily from increased sales of military and space products, large commercial aircraft original equipment products and large commercial aircraft aftermarket products and services. Net income for both quarters included certain charges as described in the “Results of Operations” and “Business Segment Performance” sections. In addition, in the first quarter 2004, we changed certain aspects of our contract accounting policy and adopted expensing of stock-based compensation.

     Income from continuing operations increased $63 million over the first quarter 2003. The increase was primarily due to reduced charges for facility closure and headcount reduction actions and reduced asset impairment expenses. Additionally, the $5 million gain on the sale of the Noveon International, Inc. payment-in-kind notes (Noveon PIK Notes) issued to us in connection with the sale of the Performance Materials segment was not repeated in the first quarter of 2004. These items, which totaled $69 million, after tax, during the first quarter 2003, were reduced to $6 million, after tax, during the first quarter of 2004. Also in the first quarter 2004, we experienced reduced earnings totaling approximately $12 million after tax, or $0.10 per diluted share, compared to the first quarter 2003, relating to the impact of foreign currency exchange rates and certain medical expenses, liability insurance premiums, litigation costs and performance-based management incentive compensation expenses. During the first quarter 2004, we began expensing stock-based compensation, which reduced our diluted earnings per share by $0.02, and we adjusted our effective tax rate to 31 percent, a decrease of 2 percent from the 33 percent rate in the same quarter last year.

     We recorded income from discontinued operations of $63 million during the first quarter 2003, associated with the gain on the sale of our Avionics business. No income from discontinued operations was recorded during the first quarter 2004.

     Cash flow from operating activities was $49 million in the first quarter 2004 and $122 million in the first quarter 2003. Cash flow from operating activities included tax refunds of $55 million in the first quarter 2003. There were no significant tax refunds during the first quarter 2004. Worldwide pension contributions decreased from $30 million in the first quarter 2003 to $13 million in the first quarter 2004. Net cash flow used by financing activities was $75 million in the first quarter 2004 primarily due to the repayment of the 8.30% Cumulative Quarterly Preferred Securities, Series A (QUIPS Debentures) and $402 million in the first quarter 2003 primarily due to the repayment of debt with the proceeds from the sale of the Avionics business and the sale of the Noveon PIK Notes.

     Long-term debt and capital lease obligations, including current maturities of long-term debt and capital lease obligations, at March 31, 2004 was $2,150 million compared to $2,212 million at December 31, 2003. At March 31, 2004 we had cash and marketable securities of $330 million as compared to $378 million at December 31, 2003. The reduction in debt and cash and marketable securities from the December 31, 2003 levels resulted primarily from the repayment of the QUIPS Debentures.

     We maintain a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At March 31, 2004 there were no borrowings and $25.8 million in letters of credit outstanding under this facility. At March 31, 2004, we had borrowing capacity under this facility of $322.2 million, after reductions for letters of credit outstanding. At March 31, 2004, we also maintained $75 million of uncommitted domestic money market facilities and $26 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. In April 2004, the domestic uncommitted facilities were reduced to $50 million. At March 31, 2004, there were no borrowings under these uncommitted facilities. We maintain a shelf registration that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

     We expect our 2004 sales to be in the $4.65 billion to $4.7 billion range. Our outlook for operating income and earnings per share (EPS) is based upon many external and internal factors that may have a material impact on operating income and EPS. See “Outlook” for a list of certain of these factors. We expect 2004 fully diluted EPS to be at the upper end of our range of $1.20 to $1.35. We expect cash flow from operations, minus capital expenditures, to approximate net income in 2004. We expect capital expenditures in 2004 to be 20 to 30 percent higher than the 2003 capital expenditures of $125 million.

     Our business balance across the aerospace and defense markets continues to be an important strategic aspect of our business. The three major market areas for our products and services each represents around one-third of total sales, and we believe that trends in these markets will have an important impact on future sales. Looking at our first quarter 2004 sales by market channel, military and space sales represented 29 percent of sales, total commercial aircraft original equipment sales, including regional, business and general aviation original equipment sales, represented 31 percent of our sales and total commercial aircraft aftermarket sales for these same aircraft and for heavy maintenance represented 35 percent of sales. Other areas, including industrial gas turbine components, made up the remaining 5 percent. Overall, our aftermarket sales both for commercial aircraft and in the military and space markets represented between 45 to 50 percent of total sales.

     In 2004, we remain focused on improving our operational and financial performance and on specific enterprise-wide goals, including margin improvement and strong cash flow. We continue to invest in new products and systems that are expected to fuel our future growth.

OUTLOOK

     Our sales outlook for 2004 has been revised upward based on the following market assumptions:

•	Deliveries of Boeing and Airbus large commercial aircraft are expected to be approximately flat when compared to the 586 deliveries in 2003.

•	We expect capacity growth in the global airline system, as measured by available seat miles (ASMs), to be in the 3 to 5 percent range. Our sales to airlines for large commercial and regional aircraft aftermarket parts and service are expected to grow approximately in-line with increases in capacity. Assuming the first quarter sales and order trends continue, we now expect aftermarket sales to grow at the higher end of the range.

•	Regional and business new aircraft production is expected to increase by about 8 to 10 percent when compared to 2003.

•	Military sales (OE and aftermarket) should increase slightly greater than global military budgets, in the 10 to 12 percent range, when compared to 2003, an increase from the prior outlook.

     Based on current expectations for these key market trends, our 2004 sales are now expected to be in the $4.65 to $4.70 billion range.

     The 2004 outlook for operating income and EPS is based on many external and internal factors that may have a material impact on those measures. These factors include, but are not limited to:

•	Stock-based compensation expensing – we began expensing stock-based compensation during the first quarter 2004. For the full year 2004, it is now expected that stock-based compensation expense will be approximately $13 million pretax (about $0.07 per diluted share). Our prior outlook estimated this expense to be approximately $16 million pretax (about $0.09 per diluted share).

•	Foreign exchange – we are currently hedged on about 90 percent of our estimated foreign exchange exposure for the balance of 2004. We now expect our unfavorable foreign exchange impact for 2004 to be approximately $15 million pretax, compared to 2003, based on hedging activity in the first quarter and current exchange rates. Our prior outlook estimated the unfavorable foreign exchange impact for 2004 to be approximately $15 to $20 million pretax, compared to 2003.

•	Certain expenses included in Corporate General and Administrative Costs, Other Income (Expense) and segment operating results are expected to increase by approximately $30 million, in the aggregate, in 2004 compared to 2003. The increase, is primarily due to a change in our incentive compensation plan, which replaced a portion of the annual stock option grant with restricted stock.

•	Pension expense — we expect pension costs to be approximately $7 million (pretax) lower than 2003, due to higher than previously anticipated pension plan asset levels driven by strong equity markets in the fourth quarter 2003.

•	7E7 and A380 research and development expense — combined research and development expense on these two programs is expected to be relatively flat, depending upon the level and timing of 7E7 program awards, in 2004 compared to 2003 as the reductions in research and development expense on the Airbus A380 program are expected to be largely offset by increased research and development expense on the Boeing 7E7 program.

     Taking these factors into account, we expect 2004 diluted EPS to be at the upper end of our range of $1.20 to $1.35. EPS from continuing operations, which excludes the one-time gain from the cumulative effect of accounting change but includes the ongoing negative impact of the contract accounting change for our aerostructures business and stock-based compensation expensing, is expected to be between $1.07 to $1.22.

     We expect cash flow from operations, minus capital expenditures, to approximate net income in 2004. We expect capital expenditures in 2004 to be 20 to 30 percent higher than the 2003 capital expenditures of $125 million.

     The current earnings and cash flow from operations outlook does not include any impact of potential curtailment of production for the Boeing 717 program, premiums associated with potential early retirement of debt, resolution of the previously disclosed Rohr and Coltec tax litigation or potential contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems from TRW.

RESULTS OF OPERATIONS

Changes in Accounting Methods

     Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which is included in the Engine Systems segment. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in our original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, will be included in total contract costs used to evaluate overall contract profitability. The impact of the changes in accounting method was to record a pretax gain of $23.3 million ($16.2 million after tax) as a Cumulative Effect of Accounting Change. Had these methods of accounting been in effect during 2003, the segment operating loss as previously reported for the Engine Systems segment for the quarter ended March 31, 2003 would have been $3.6 million higher and the total operating income would have been $3.6 million lower.

     Also effective January 1, 2004, we changed our method of accounting for stock-based compensation. We previously accounted for stock-based compensation under APB No. 25. We have adopted the provisions of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” and Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, we now expense stock options and the shares issued under our employee stock purchase plan. The expense is be recognized over the period earned and vested. The adoption of FASB No. 123 reduced pretax income by $4.3 million for the quarter ended March 31, 2004.

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in millions)
Sales	$1,162.1	$1,094.2

Segment Operating Income	$118.0	$18.8
Corporate General and Administrative Costs	(19.5)	(15.9)

Total Operating Income	98.5	2.9
Net Interest Expense	(36.6)	(35.4)
Other Income (Expense) — net	(18.9)	(12.6)
Income Tax Expense	(13.3)	(14.9)
Distribution on Trust Preferred Securities	—	(2.6)

Income (Loss) from Continuing Operations	29.7	(32.8)
Income (Loss) from Discontinued Operations	—	62.7
Cumulative Effect of an Accounting Change	16.2	(0.5)

Net Income	$45.9	$29.4

     Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

     Corporate general and administrative costs of $19.5 million for the quarter ended March 31, 2004 increased $3.6 million, or 22.6 percent, from $15.9 million for the quarter ended March 31, 2003 primarily due to higher incentive compensation costs including expensing of stock-based compensation. Corporate general and administrative costs as a percentage of sales were 1.7 percent in the quarter ended March 31, 2004 and 1.5 percent in the quarter ended March 31, 2003.

     Net interest expense increased $1.2 million, or 3.4 percent, primarily due to lower interest income of $3.8 million, primarily due to the sale of the Noveon PIK Notes in the first quarter of 2003 offset in part by lower interest expense on short-term borrowings and the favorable effect of interest rate swaps entered into in 2003.

     Other income (expense) — net increased by $6.3 million, or 50.0 percent, to expense of $18.9 million in the quarter ended March 31, 2004 from expense of $12.6 million in the quarter ended March 31, 2003. The increase in expense resulted from a $7.0 million impairment of a note receivable we received in connection with the sale of a business, the absence in the first quarter 2004 of the $6.9 million gain on the sale of the Noveon PIK Notes, which occurred in the first quarter 2003, and $3.6 million in costs associated with businesses previously sold, including settlement of a lawsuit. Included in the first quarter 2003 was the write-off of our equity investment in Cordiem LLC of $11.7 million.

     Our effective tax rate from continuing operations was 31.0 percent during the quarter ended March 31, 2004 and 33.0 percent during the quarter ended March 31, 2003. The lower rate in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 was due to an expected increase in export activity and higher research tax credits.

     Income (loss) from discontinued operations, after tax, was $62.7 million during the quarter ended March 31, 2003 primarily representing the $63.3 million gain on the sale of the Avionics business. Income (loss) from discontinued operations for the Avionics and PRS operating results was a loss of $0.6 million in the quarter ended March 31, 2003. Our PRS business ceased operations in the first quarter of 2003.

     Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in our original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, will be included in total contract costs used to evaluate overall contract profitability. The impact of the changes in accounting method was to record a pretax gain of $23.3 million ($16.2 million after tax) as a Cumulative Effect of Accounting Change.

     The cumulative effect of an accounting change for the quarter ended March 31, 2003 of a loss of $0.5 million, after tax, represents the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” We established a liability for contractual obligations for the retirement of long-lived assets.

BUSINESS SEGMENT PERFORMANCE

     Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems. Effective January 1, 2004, we realigned the business units within our three reportable segments. These segments are described in Note D to our unaudited condensed consolidated financial statements effective January 1, 2004. The customer services business was transferred from the Airframe Systems segment to the Engine Systems segment to better align our enterprise resources with our global customer base and to streamline the business to support future growth. In addition, the costs and sales associated with products or services provided to customers through the customer services business are allocated to the business providing the product or service rather than allocated to the customer services business. Prior periods have been reclassified to conform to the current year presentation.

     An expanded analysis of Net Customer Sales and Operating Income by business segment follows.

     In the following tables, segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.

Quarter Ended March 31, 2004 Compared with the Quarter Ended March 31, 2003

	Quarter Ended March 31,
			%	% of Sales
	2004	2003	Change	2004		2003
	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$402.6	$402.1	0.1
Engine Systems	498.5	423.6	17.7
Electronic Systems	261.0	268.5	(2.8)

Total Sales	$1,162.1	$1,094.2	6.2

SEGMENT OPERATING INCOME (LOSS)
Airframe Systems	$20.9	$21.8	(4.1)		5.2	5.4
Engine Systems	74.4	(35.2)	311.4		14.9	(8.3)
Electronic Systems	22.7	32.2	(29.5)		8.7	12.0

Segment Operating Income	$118.0	$18.8	527.7		10.2	1.7

     Airframe Systems: Airframe Systems segment sales of $402.6 million in the quarter ended March 31, 2004 increased $0.5 million, or 0.1 percent, from $402.1 million in the quarter ended March 31, 2003. The increase was due to favorable currency translation on non-U.S. dollar sales, primarily in the actuation systems business, offset in part by lower sales for aircraft wheels and brakes, landing gear services and original equipment and a decrease in heavy airframe maintenance activity during the first quarter 2004.

     Airframe Systems segment operating income decreased $0.9 million, or 4.1 percent, from $21.8 million in the quarter ended March 31, 2003 to $20.9 million in the quarter ended March 31, 2004. The decrease in operating income for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 was primarily due to the following:

•	Decreased sales as noted above for aircraft wheels and brakes, landing gear services and original equipment and heavy airframe maintenance;

•	Unfavorable foreign exchange translation of non-U.S. dollar operating costs; and

•	Higher new program research and development costs.

     There were asset impairment, facility closure and headcount reduction charges of approximately $10 million recorded in the first quarter 2003. There were no such charges in the first quarter 2004.

     Engine Systems: Engine Systems segment sales in the quarter ended March 31, 2004 of $498.5 million increased $74.9 million, or 17.7 percent, from $423.6 million in the quarter ended March 31, 2003. The increase was due to the following:

•	Higher aerostructures original equipment and aftermarket sales;

•	Increased sales of aftermarket and European military engine controls; and

•	Higher sales of turbine fuel engine components to the U.S. military.

     This was partially offset by:

•	Lower turbomachinery sales in certain Canadian product lines; and

•	Lower cargo systems sales due to the initial provisioning for B747 main deck sales made in the first quarter 2003.

     Engine Systems segment operating income increased $109.6 million, or 311.4 percent, from a loss of $35.2 million in the quarter ended March 31, 2003 to $74.4 million in the quarter ended March 31, 2004. Segment operating income was higher due to:

•	Non-cash write-downs of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million in the quarter ended March 31, 2003, which did not recur in the first quarter 2004. The write-down of the Super 27 re-engining program is described in detail at “Contingencies — Super 27 Program”; and

•	Higher volume as described above.

     The increase in Engine Systems segment operating income was partially mitigated as a result of the change in contract accounting.

     Electronic Systems: Electronic Systems segment sales of $261.0 million in the quarter ended March 31, 2004 decreased $7.5 million, or 2.8 percent, from $268.5 million in the quarter ended March 31, 2003. The decrease was primarily due to:

•	Lower volume for the space electronics programs in the optical and space business;

•	Lower volume for classified programs in the optical and space business;

•	Lower commercial aftermarket and military original equipment volume in the fuel and utility systems business; and

•	Lower aftermarket commercial and military sales for the sensors business.

     Partially offsetting the decrease in sales were increases in sales of commercial and military aftermarket products for de-icing and specialty systems, lighting systems and power systems.

     Electronic Systems segment operating income decreased $9.5 million, or 29.5 percent, from $32.2 million in the quarter ended March 31, 2003 to $22.7 million in the quarter ended March 31, 2004. Segment operating income was unfavorably affected by:

•	The decline in sales as listed above; and

•	Increased investments in research and development costs and bid and proposal costs in an effort to win new programs.

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

Cash

     At March 31, 2004, we had cash and marketable securities of $329.5 million, as compared to $378.4 million at December 31, 2003.

Credit Facilities

     We have a committed syndicated revolving credit facility that expires in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At March 31, 2004, there were no borrowings and $25.8 million in letters of credit outstanding under this facility. At December 31, 2003, there were no borrowings and $17.1 million in letters of credit outstanding under the facility.

     The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our consolidated net worth and leverage ratio levels. In addition, our ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of March 31, 2004, we had borrowing capacity under this facility of $322.2 million, after reductions for letters of credit outstanding.

     At March 31, 2004, we also maintained $75 million of uncommitted domestic money market facilities and $25.6 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. In April 2004, the domestic uncommitted facilities were reduced to $50 million. As of March 31, 2004 and December 31, 2003, there were no borrowings under these facilities. These uncommitted credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

QUIPS

     On March 2, 2004, we completed the redemption of all of the $63.5 million in outstanding 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust (Trust), all of the common equity of which is owned by us. The QUIPS were supported by our 8.30% Junior Subordinated Debentures, Series A (QUIPS Debentures), which were also redeemed on March 2, 2004.

Long-Term Financing

     At March 31, 2004, we had long-term debt and capital lease obligations of $2,140.7 million with maturities ranging from 2005 to 2046. Current maturities of long-term debt and capital lease obligations at March 31, 2004 were $9.6 million. The earliest maturity of a material long-term debt obligation is December 2007. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

     Current maturities of long-term debt and capital lease obligations at March 31, 2004 included $5.9 million of industrial revenue bonds that will be redeemed on May 11, 2004. We expect to pursue additional opportunities in future quarters to reduce our long-term indebtedness.

Off-Balance Sheet Arrangements

     We utilize several forms of off-balance sheet financing arrangements. At March 31, 2004, these arrangements included:

	Undiscounted
	Minimum
	Future Lease	Receivables
	Payments	Sold
	(In millions)
Tax Advantaged Operating Leases	$50.5
Standard Operating Leases	155.0

	$205.5

Short-term Receivables		$82.8

Lease Agreements

     We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allowed us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allowed us to lease up to a maximum of $90 million at March 31, 2004. At March 31, 2004, $50.5 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $155.0 million at March 31, 2004.

Sale of Receivables

     At March 31, 2004, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $82.8 million at March 31, 2004. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.

Cash Flow Hedges

     We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling and Canadian Dollars, but have significant sales contracts that are denominated in U.S. Dollars. Periodically, we enter into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling and Canadian Dollars.

     The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in our Consolidated Balance Sheet at fair value with the net change in fair value reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at March 31, 2004 was $702.4 million. The fair value of the forward contracts at March 31, 2004 was an asset of $97.8 million, of which $54.0 million is recorded in Prepaid Expenses and Other Assets and $43.8 million is recorded in Other Assets.

     The total gross gain of $100.4 million (before deferred taxes of $34.2 million), including terminated forward contracts as discussed below, was recorded in Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of March 31, 2004, the portion of the $100.4 million gain that would be reclassified into earnings to offset the effect of the hedged item as an increase in sales in the next 12 months is a gain of $56.6 million.

     In June 2003, we terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of March 31, 2004, Accumulated Other Comprehensive Income included a gain of $2.6 million related to these terminated forward contracts that will be reflected in income and sales when the original forward contracts would have matured.

Fair Value Hedges

     In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on our 6.45 percent senior notes due in 2007. In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.50 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. In December 2003, we entered into a $50 million fixed-to-floating interest rate swap on our 7.50 percent senior notes due in 2008. The purpose of entering into these swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was an asset (gain) of $8.5 million at March 31, 2004.

Other Forward Contracts

     In January 2004, we entered into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. As of March 31, 2004, we had forward contracts with a notional value of $67.5 million to buy Great Britain Pounds Sterling, contracts with a notional value of $42.2 million to buy Euros and contracts with a notional value of $11.5 million to buy Canadian Dollars.

Contractual Obligations and Other Commercial Commitments

     The following charts reflect our contractual obligations and commercial commitments as of March 31, 2004. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2004	2005-2006	2007-2008	Thereafter
Payments Due by Period
Contractual Obligations
Short-Term and Long-Term Debt	$2,150.5	$71.1	$3.8	$709.7	$1,365.9
Capital Lease Obligations	2.5	1.5	0.6	0.2	0.2
Operating Leases	199.8	33.1	60.2	36.7	69.8
Unconditional Purchase Obligations(1)	44.0	12.3	18.7	13.0	—
Other Long-Term Obligations	7.3	3.0	2.3	2.0	—

Total	$2,404.1	$121.0	$85.6	$761.6	$1,435.9

Amount of Commitments that Expire per Period
Other Commercial Commitments
Lines of Credit(2)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	62.7	43.9	18.8	—	—
Guarantees	208.1	0.4	0.8	2.1	204.8
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	98.1	35.3	45.8	14.7	2.3

Total	$368.9	$79.6	$65.4	$16.8	$207.1

(1)	At December 31, 2003, we should have reported $78.7 million of unconditional purchase obligations. We incorrectly reported $155.3 million due to an overstatement of $77.6 million at December 31, 2003.

(2)	As of March 31, 2004, we had in place (a) a committed syndicated revolving credit facility which expires in August 2006 and permits borrowing up to a maximum of $500 million, (b) $75 million of uncommitted domestic money market facilities and (c) $25.6 million of uncommitted foreign working capital facilities. As of March 31, 2004, we had borrowing capacity under our committed syndicated revolving credit facility of $322.2 million, after reductions for outstanding letters of credit.

CASH FLOW

     The following table summarizes our cash flow activity for the quarter ended March 31, 2004 and March 31, 2003.

	Quarter Ended March 31,
Net Cash Provided by (Used by):	2004	2003
Operating activities of continuing operations	$48.5	$115.1
Investing activities of continuing operations	$(23.4)	$132.0
Financing activities of continuing operations	$(74.8)	$(395.6)
Discontinued operations	$—	$185.0

Operating Activities of Continuing Operations

     Net cash provided by operating activities of continuing operations decreased $66.6 million from $115.1 million during the quarter ended March 31, 2003 to $48.5 million during the quarter ended March 31, 2004. Net cash provided by operating activities in the quarter ended March 31, 2004 included cash received from the termination of certain life insurance policies of $23 million offset in part by the acquisition of certain aftermarket rights of $15 million and the pre-funding of the redemption of certain industrial revenue bonds of approximately $4 million. Net cash provided by operating activities in the quarter ended March 31, 2003 included tax refunds of $55 million. There were no significant tax refunds during the first quarter 2004. Net cash provided by operating activities was reduced by worldwide pension contributions of $13 million in the quarter ended March 31, 2004 and $30 million in the quarter ended March 31, 2003. Higher working capital also contributed to lower net cash provided by operating activities of continuing operations.

Investing Activities of Continuing Operations

     Net cash provided by (used by) investing activities of continuing operations was a use of cash of $23.4 million in the quarter ended March 31, 2004 and an inflow of cash of $132.0 million in the quarter ended March 31, 2003. Net cash used by investing activities for the quarter ended March 31, 2004 included capital expenditures of $22.9 million. Net cash provided by investing activities in the quarter ended March 31, 2003 was due to proceeds from the sale of the Noveon PIK Notes of $151.9 million offset in part by capital expenditures of $19.9 million.

Financing Activities of Continuing Operations

     Net cash used by financing activities of continuing operations was $74.8 million in the quarter ended March 31, 2004, compared to net cash used by financing activities of continuing operations of $395.6 million for the quarter ended March 31, 2003. The balance of the QUIPS of $63.5 million was repaid during the quarter ended March 31, 2004. Short-term debt was repaid during the quarter ended March 31, 2003 using the net after-tax cash proceeds from the sale of our Avionics business and cash proceeds from the sale of the Noveon PIK Notes.

Discontinued Operations

     Net cash provided by discontinued operations of $185.0 million in the quarter ended March 31, 2003 included $181.0 million of proceeds from the sale of the Avionics business.

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

     At March 31, 2004, our unaudited consolidated balance sheet included an accrued liability for environmental remediation obligations of $86.0 million, of which $15.9 million was included in current liabilities as Accrued Liabilities. Of the $86.0 million, $24.9 million was associated with ongoing operations and $61.1 million was associated with businesses previously disposed of or discontinued.

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

     In addition to our guarantee of the TIDES, at March 31, 2004, we have an outstanding contingent liability for guarantees of debt and lease payments of $3.3 million, letters of credit and bank guarantees of $56.0 million, residual value of leases of $54.8 million and executive loans to purchase our stock of $4.8 million.

Potential Contractual Dispute with Northrop Grumman

     In connection with our acquisition of the Aeronautical Systems businesses from TRW Inc. (TRW), certain liabilities and obligations of the Aeronautical Systems businesses were retained by TRW, but are being administered by us. We have submitted claims to Northrop Grumman, which acquired TRW, for reimbursement of several items related to the retained liabilities and obligations. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. We are providing additional information to Northrop in order to answer these questions. As of March 31, 2004, we had recorded a receivable from Northrop Grumman for approximately $33 million for such claims.

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

     In March 2003, we repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the military conflict in Iraq and SARS made available more aircraft that compete with or are newer than these aircraft. Because of these events, we concluded that our ability to recover the recorded values of our inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and our assessment of market conditions, we wrote-down the carrying value of our inventory to equal the estimated market value of $12.2 million. Also in the first quarter 2003, we reserved $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor.

     As of March 31, 2004, our remaining notes receivable of $7.2 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory related to the Super 27 business was $4.6 million at March 31, 2004 and represents our assessment of the current market value of the remaining inventory.

     Collection of the notes may be negatively affected if the overall deterioration in the commercial aerospace market continues. Because of these conditions, we will continue to assess the value of these assets and their ultimate recovery.

Boeing 717

     We have a long term contract with Boeing for nacelle systems used on the Boeing 717 aircraft which is accounted for using contract accounting. In our estimate of contract profitability, we have assumed deliveries of aircraft in excess of those for which Boeing has firm orders. Boeing continues to market the aircraft to specific potential customers. During the fourth quarter of 2003, Boeing announced that it lost a major sales campaign which they disclosed in their December 31, 2003 Annual Report on Form 10-K, increasing the possibility that the program could be terminated before attaining the estimated number of deliveries included in our contract revenue and cost estimates. If units delivered fall short of amounts assumed due to program termination or for other reasons, estimates of total contract revenue and cost would change and we could recognize a pretax loss on the contract of approximately $15.0 million to $25.0 million. The range of loss, if any, is dependent upon a number of factors, including additional orders received or exercise of existing options from Boeing, realization of cost efficiencies related to expected volume and collection of program termination costs should the contract be terminated prematurely.

Tax Litigation

     In 2000, Coltec made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the IRS in the U.S. Court of Claims seeking a refund of this payment. Trial began in May 2004. Coltec has agreed to pay to us an amount equal to any refunds or credits of taxes and interest received by it as a result of the litigation. If the IRS prevails in this case, Coltec will not owe any additional interest or taxes with respect to 1996. However, we may be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The potential tax liability for 1997 through 2000 has been fully reserved. A reasonable estimation of the potential refund for 1996, if any, cannot be made at this time; accordingly, no receivable has been recorded.

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

NEW ACCOUNTING STANDARD

     The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with Financial Accounting Standards Board Staff Position 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” the effects of the Act on our benefit plans are not reflected in any measure of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in our unaudited consolidated financial statements or accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Contract Accounting-Percentage of Completion

Revenue Recognition

     Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business unit, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs, and a change to the accounting for certain pre-certification costs. These contract accounting methods are described below. The impact of these changes on our financial statements is income of approximately $23 million, before tax, or $16 million after tax which is reported as a Cumulative Effect of Change in Accounting in the first quarter of 2004.

     We have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. We follow the guidelines of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting) using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability is known.

     Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract, excluding that reported in prior periods, and is recognized immediately in the period when changes in estimated contract profitability is known for shipments to date. Current revenue does not anticipate higher or lower future prices, but includes units delivered at actual sales prices. Cost includes the estimated cost of the preproduction effort, primarily tooling and design, plus the estimated cost of manufacturing a specified number of production units. The specified number of production units used to establish the profit margin is predicated upon contractual terms adjusted for market forecasts and does not exceed the lesser of those quantities assumed in original contract pricing or those quantities which we now expect to deliver in the timeframe/period assumed in the original contract pricing. Our policies only allow the estimated number of production units to be delivered to exceed the quantity assumed within the original contract pricing when we receive firm orders for additional units. The timeframe/period assumed in the original contract pricing is generally equal to the period specified in the contract. If the contract is a “life of program” contract, then such period is equal to the time period used in the original pricing model which generally equals the time period required to recover our preproduction costs. Option quantities are combined with prior orders when follow-on orders are released.

     The contract method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. We reevaluate our contract estimates periodically and reflect changes in estimates immediately under the cumulative catch-up method for the impact on shipments to date.

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

     Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and our estimate of undiscounted cash flows over the assets’ remaining useful lives are less than the carrying value of the assets. The determination of undiscounted cash flow is based on our segments’ plans. The revenue growth is based upon aircraft build projections from aircraft manufacturers and widely available external publications. The profit margin assumption is based upon the current cost structure and anticipated cost reductions. Measurement of the amount of impairment may be based upon an appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

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

Entry Fees-Investment in Risk and Revenue Sharing Programs

     Some aerospace customers may negotiate an entry fee, representing an up-front cash investment in a new program. The payment effectively demonstrates our commitment to participate in new product programs and is part of the exclusive supply agreement. In return, we receive a percentage of the product sales in the supply periods after flight certification. Entry fees differ from sales incentives, as entry fees are an investment in a program that will generate a benefit from the total sales of the program, not just sales from our products, while sales incentives that are capitalized are recovered during the contract period of our products pursuant to a specific guarantee of recovery by the customer. The entry fees are recognized as Other Assets and amortized on a straight-line basis over the program’s useful life following certification, which approximates 20 years. The value of the investment is evaluated for impairment based on the criteria in “Identifiable Intangible Assets” above. The estimated lives are reviewed periodically based upon the expected program lives as communicated by the customer.

Pension and Postretirement Benefits other than Pensions

     Assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions are evaluated by us in consultation with an outside actuary. Changes in assumptions are based upon our historical data, such as the rate of compensation increase and the long-term rate of return on plan assets, and the health care cost projections are evaluated at least annually and updated as necessary.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Certain statements made in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate” or “plan,” are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks, and actual results may differ materially.

     Important factors that could cause actual results to differ include, but are not limited to:

•	the extent to which we are successful in integrating Aeronautical Systems in a manner and a timeframe that achieves expected cost savings and operating synergies;

•	potential contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the nature, extent and timing of our proposed restructuring and consolidation actions and the extent to which we are able to achieve savings from these actions;

•	the possibility of additional restructuring and consolidation actions beyond those previously announced by us;

•	demand for and market acceptance of new and existing products, such as the Airbus A380, the Joint Strike Fighter, the Boeing 7E7, the Embraer 190 and the Boeing 717;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	threats associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the impact of Severe Acute Respiratory Syndrome (SARS) or other airborne respiratory illnesses on global travel;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	the payment of premiums by us in connection with the early retirement of debt;

•	the resolution of tax litigation involving Coltec Industries Inc and Rohr, Inc.;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that it, as the former corporate parent of Coltec Industries Inc, bears some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of Market Risk in our 2003 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to “Note N: Derivatives and Hedging” in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance regarding management’s disclosure control objectives.

(b) Changes in Internal Controls.

     There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos” and “Tax Litigation” in Note P to the accompanying unaudited condensed consolidated financial statements, which disclosure is incorporated herein by reference.

Item 2. Changes In Securities, Use Of Proceeds and Issuer Purchases of Equity Securities

     The following table summarizes Goodrich Corporation’s purchases of its common stock for the quarter ending March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (2)	the Plans or Programs (2)
January 2004	—	—	N/A	N/A
February 2004	325	$30.56	N/A	N/A
March 2004	—	—	N/A	N/A

Total	325	$30.56	N/A	N/A

(1)	The issuer purchase during the period covered by this report represents shares delivered to Goodrich by an employee to pay withholding taxes due upon vesting of a restricted stock award.

(2)	In connection with the exercise and vesting of stock option and restricted stock awards, Goodrich from time to time accepts delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options or the vesting of restricted stock awards. Goodrich does not otherwise have any plan or program to purchase its common stock.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 18	Letter Re: Change In Accounting Principles.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

     (b) Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2004	GOODRICH CORPORATION

/s/ ULRICH SCHMIDT

Ulrich Schmidt
Executive Vice President and
Chief Financial Officer

/s/ ROBERT D. KONEY, JR

Robert D. Koney, Jr.
Vice President & Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 18	Letter Re: Change In Accounting Principles.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.