Form 10-Q
period 2004-06-30
GOODRICH CORP
filed 2004-08-05
CIK 42542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

     As of June 30, 2004, there were 118,733,588 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Accounting Firm

To the Shareholders and Board of Directors of Goodrich Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Goodrich Corporation and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein; and in our report dated February 9, 2004, except for Note W as to which the date is February 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Charlotte, North Carolina
August 2, 2004

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	$1,134.0	$1,094.5	$2,296.1	$2,188.7
Operating Costs and Expenses:
Cost of sales	826.5	819.6	1,695.3	1,719.5
Selling and administrative costs	201.3	180.1	393.9	362.4
Restructuring and consolidation costs	3.1	28.7	4.9	37.8

	1,030.9	1,028.4	2,094.1	2,119.7

Operating Income	103.1	66.1	202.0	69.0
Interest expense	(35.7)	(38.2)	(73.1)	(78.1)
Interest income	0.5	0.5	1.3	5.0
Other income (expense) — net	(11.7)	(2.5)	(29.7)	(15.1)

Income (loss) from continuing operations before income taxes and trust distributions	56.2	25.9	100.5	(19.2)
Income tax benefit (expense)	(17.4)	(8.6)	(31.1)	6.3
Distributions on trust preferred securities	—	(2.6)	—	(5.2)

Income (Loss) From Continuing Operations	38.8	14.7	69.4	(18.1)
Income (Loss) from discontinued operations — net of taxes	—	(0.3)	—	62.4
Cumulative effect of change in accounting	—	—	16.2	(0.5)

Net Income	$38.8	$14.4	$85.6	$43.8

Basic Earnings (Loss) per Share:
Continuing operations	$0.33	$0.13	$0.59	$(0.15)
Discontinued operations	—	(0.01)	—	0.52
Cumulative effect of change in accounting	—	—	0.13	—

Net Income	$0.33	$0.12	$0.72	$0.37

Diluted Earnings (Loss) per Share:
Continuing operations	$0.32	$0.12	$0.58	$(0.15)
Discontinued operations	—	—	—	0.52
Cumulative effect of change in accounting	—	—	0.13	—

Net Income	$0.32	$0.12	$0.71	$0.37

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

     See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(DOLLARS IN MILLIONS)

	June 30,	December 31,
	2004	2003
Current Assets
Cash and cash equivalents	$356.4	$378.4
Accounts and notes receivable, less allowances for doubtful receivables ($23.9 at June 30, 2004; $28.0 at December 31, 2003)	652.5	608.5
Inventories	1,037.7	964.2
Deferred income taxes	52.4	53.3
Prepaid expenses and other assets	87.3	82.7

Total Current Assets	2,186.3	2,087.1

Property, plant and equipment - net	1,141.6	1,175.9
Prepaid pension	224.7	219.5
Goodwill	1,257.0	1,259.5
Identifiable intangible assets - net	494.8	484.7
Deferred income taxes	26.6	22.9
Other assets	603.5	640.3

Total Assets	$5,934.5	$5,889.9

Current Liabilities
Short-term bank debt	$2.0	$2.7
Accounts payable	419.0	414.5
Accrued expenses	688.5	648.2
Income taxes payable	271.6	259.9
Current maturities of long-term debt and capital lease obligations	63.4	75.6

Total Current Liabilities	1,444.5	1,400.9

Long-term debt and capital lease obligations	2,069.9	2,136.6
Pension obligations	648.5	642.0
Postretirement benefits other than pensions	313.7	319.2
Other non-current liabilities	202.7	197.7
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 132,285,483 shares at June 30, 2004, and 131,265,173 shares at December 31, 2003 (excluding 14,000,000 shares held by a wholly-owned subsidiary at each date)	661.4	656.3
Additional paid-in capital	1,060.8	1,035.8
Income retained in the business	80.5	42.4
Accumulated other comprehensive income (loss)	(133.7)	(126.1)
Unearned compensation	—	(1.4)
Common stock held in treasury, at cost (13,551,895 shares at June 30, 2004, and 13,539,820 shares at December 31, 2003)	(413.8)	(413.5)

Total Shareholders’ Equity	1,255.2	1,193.5

Total Liabilities And Shareholders’ Equity	$5,934.5	$5,889.9

     See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Six Months
	Ended
	June 30,
	2004	2003
Operating Activities
Income (loss) from continuing operations	$69.4	$(18.1)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Restructuring and consolidation:
Expenses	4.9	37.8
Payments	(15.1)	(21.3)
Asset impairments	—	86.1
Depreciation and amortization	110.6	108.8
Stock-based compensation expense (income)	9.6	(2.3)
Deferred income taxes	(1.6)	8.5
Payment-in-kind interest income	—	(4.3)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(43.6)	40.0
Change in receivables sold, net	—	(2.1)
Inventories	(51.3)	(14.3)
Other current assets	(11.7)	(7.2)
Accounts payable	6.2	(45.9)
Accrued expenses	47.4	32.7
Income taxes payable	6.6	25.2
Tax benefit on non-qualified options	2.2	—
Other non-current assets and liabilities	(3.5)	(12.2)

Net Cash Provided By Operating Activities	130.1	211.4

Investing Activities
Purchases of property, plant and equipment	(51.4)	(46.7)
Proceeds from sale of property, plant and equipment	0.2	3.4
Proceeds from payment-in-kind notes	—	151.9
Payments received (made) in connection with acquisitions, net of cash acquired	(0.5)	31.0

Net Cash Provided (Used) By Investing Activities	(51.7)	139.6

Financing Activities
Increase (decrease) in short-term debt	(1.8)	(379.9)
Proceeds from issuance of long-term debt	—	7.0
Repayment of long-term debt and capital lease obligations	(70.0)	(2.0)
Proceeds from issuance of capital stock	18.3	6.5
Purchases of treasury stock	(0.2)	(0.3)
Dividends	(47.2)	(46.9)
Distributions on trust preferred securities	—	(5.2)

Net Cash Used By Financing Activities	(100.9)	(420.8)
Discontinued Operations
Net cash provided (used) by discontinued operations	—	185.0

Effect of exchange rate changes on cash and cash equivalents	0.5	2.7

Net increase (decrease) in cash and cash equivalents	(22.0)	117.9
Cash and cash equivalents at beginning of period	378.4	149.9

Cash and cash equivalents at end of period	$356.4	$267.8

     See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A: Basis of Interim Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

As discussed in Note J, our former Avionics business and our former Passenger Restraints Systems business have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to our continuing operations.

Note B: Stock-Based Employee Compensation

During 2004, the Company granted stock options to certain employees and administered an employee stock purchase plan. Effective January 1, 2004, the Company changed its method of accounting for stock-based compensation. The Company adopted the provisions of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) and Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, the Company expensed stock options and the shares issued under its employee stock purchase plan on a modified prospective basis. The expense will be recognized over the period the stock options and shares are earned and vest. Prior periods have not been restated. The adoption reduced pretax income by $2.3 million and $6.6 million for the three and six months ended June 30, 2004, respectively, as compared to accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25.)

Prior to January 1, 2004, the Company granted stock options and performance shares to certain employees, and administered an employee stock purchase plan. Prior to that date, the stock-based employee compensation was accounted for in accordance with APB No. 25 and no compensation expense was included in net income for stock options or employee stock purchase plan shares.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2003. For purposes of the pro forma disclosures, the estimated fair value of stock options at the date of grant is amortized to expense over the stock option vesting period. Pro forma compensation expense for the employee stock purchase plan awards in a given period includes both the fair value of the option to purchase shares at the date of grant and additional compensation to reflect the discounted purchase price. The grant date fair value of performance shares is amortized to expense over the three-year plan cycle without adjustments for subsequent changes in the market price of the Company’s common stock.

	Three Months	Six Months
	Ended	Ended
(In millions, except per share amounts)	June 30, 2003	June 30, 2003
Net income, as reported	$14.4	$43.8
Reverse: Stock-based employee compensation expense (income) included in net income, as reported above (net of related tax effects)	1.5	(1.5)
Deduct: Stock-based employee compensation (expense) income determined under fair value method for all awards (net of related tax effects)	(4.0)	(4.2)

Pro forma net income	$11.9	$38.1

Earnings per share:
Basic, as reported	$0.12	$0.37

Basic, pro forma	$0.10	$0.32

Diluted, as reported	$0.12	$0.37

Diluted, pro forma	$0.10	$0.32

The Company recorded income related to stock-based compensation in the six months ended June 30, 2003 as a result of revisions to the estimated payout on performance share plans.

Note C: Inventories

Inventories consist of:

	June 30,	December 31,
	2004	2003
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$171.4	$185.2
In-process	708.9	644.6
Raw materials and supplies	255.8	241.6

Total	1,136.1	1,071.4
Less:
Reserve to reduce certain inventories to LIFO	(40.9)	(40.6)
Progress payments and advances	(57.5)	(66.6)

Total	$1,037.7	$964.2

The preproduction and excess over average in-process inventory balance and deferred engineering costs recoverable under long-term contractual arrangements, which are included in in-process inventory, were $238.3 million and $192.2 million as of June 30, 2004 and December 31, 2003, respectively.

The impact of the cumulative effect of change in accounting resulted in an increase to the inventory balance of $23.3 million as of January 1, 2004. See Note K.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions)
Net customer sales
Airframe Systems	$403.8	$395.4	$806.4	$797.5
Engine Systems	449.2	423.8	947.7	847.4
Electronic Systems	281.0	275.3	542.0	543.8

Total sales	$1,134.0	$1,094.5	$2,296.1	$2,188.7

Intersegment sales
Airframe Systems	$12.3	$13.7	$27.9	$30.7
Engine Systems	4.7	8.0	9.8	16.6
Electronic Systems	7.8	12.9	15.9	25.8

Total intersegment sales	$24.8	$34.6	$53.6	$73.1

Segment operating income (loss)
Airframe Systems	$25.3	$22.9	$46.4	$44.7
Engine Systems	69.4	25.8	143.8	(9.4)
Electronic Systems	31.8	32.0	54.7	64.2

	126.5	80.7	244.9	99.5
Corporate general and administrative expenses	(23.4)	(14.6)	(42.9)	(30.5)

Total operating income	$103.1	$66.1	$202.0	$69.0

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	June 30,	December 31,
	2004	2003
	(Dollars in millions)
Assets
Airframe Systems	$1,682.4	$1,665.8
Engine Systems	2,145.5	2,078.9
Electronic Systems	1,408.7	1,410.9
Corporate	697.9	734.3

Total Assets	$5,934.5	$5,889.9

Note E: Earnings Per Share

The computation of basic and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share — income (loss) from continuing operations available to common shareholders	$38.8	$14.7	$69.4	$(18.1)
Denominator:
Denominator for basic earnings per share - weighted-average shares	118.5	117.4	118.3	117.3
Effect of dilutive securities:
Stock options, performance shares, restricted shares and employee stock purchase plan shares	1.6	0.6	1.7	—

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	120.1	118.0	120.0	117.3

Earnings (loss) per share from continuing operations:
Basic	$0.33	$0.13	$0.59	$(0.15)

Diluted	$0.32	$0.12	$0.58	$(0.15)

At June 30, 2004 and 2003, the Company had outstanding stock options to acquire 10.5 million and 11.3 million shares, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the stock options outstanding, options to acquire 5.3 million and 11.3 million shares were anti-dilutive at June 30, 2004 and 2003, respectively.

Note F: Comprehensive Income

Total comprehensive income consists of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions)
Net income	$38.8	$14.4	$85.6	$43.8
Other comprehensive income:
Unrealized translation adjustments during period	(11.7)	47.1	3.6	44.9
Gain (loss) on cash flow hedges	(8.6)	22.5	(11.2)	19.8
Gain (loss) on certain investments	—	0.3	—	0.3

Total Comprehensive Income	$18.5	$84.3	$78.0	$108.8

Accumulated other comprehensive income consists of the following (dollars in millions):

	June 30,	December 31,
	2004	2003
Cumulative unrealized translation adjustments	$126.9	$123.3
Minimum pension liability adjustment	(318.3)	(318.3)
Accumulated gain (loss) on cash flow hedges	57.6	68.8
Unrealized gain (loss) on certain investments	0.1	0.1

	$(133.7)	$(126.1)

The minimum pension liability amounts above are net of deferred taxes of $171.4 million. The accumulated gain on cash flow hedges above is net of deferred taxes of $30.8 million and $31.9 million at June 30, 2004 and December 31, 2003, respectively.

Note G: Restructuring and Consolidation Costs

For the three and six months ended June 30, 2004, the Company recorded restructuring and consolidation charges totaling $3.1 million and $4.9 million, respectively. The charges were recorded across the Company’s segments as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
	(Dollars in millions)
Airframe Systems	$0.1	$0.1
Engine Systems	0.8	1.1
Electronic Systems	2.2	3.7

	$3.1	$4.9

Restructuring and consolidation reserves at December 31, 2003 and June 30, 2004, as well as activity during the six months ended June 30, 2004, consisted of:

	Balance				Balance
	December 31,			Other	June 30,
	2003	Provision	Activity	Changes	2004
Personnel-related costs	$16.4	$3.6	$(10.6)	$2.5	$11.9
Facility closure and other costs	11.2	1.3	(4.5)	—	8.0

	$27.6	$4.9	$(15.1)	$2.5	$19.9

During the six months ended June 30, 2004, approximately 310 employees were terminated as part of the restructuring activities described below. As of June 30, 2004, the Company expects to further reduce employment levels by approximately 100 employees as part of those restructuring activities.

Restructuring and Consolidation Costs — Provision

The following is a description of key components of the $4.9 million provision for restructuring and consolidation costs in the first six months of 2004:

Airframe Systems: The segment recorded $0.1 million in restructuring and consolidation costs, all of which related to personnel costs for employee severance and benefits.

Engine Systems: The segment recorded $1.1 million in restructuring and consolidation costs, consisting of $0.4 million in personnel-related costs and $0.7 million in facility closure and other costs.

The $0.4 million in personnel-related charges are for employee severance and benefits. Facility closure and other costs include $0.4 million for machinery and equipment relocation and $0.3 million for other facility closure costs.

Electronic Systems: The segment recorded $3.7 million in restructuring and consolidation costs, consisting of $3.1 million in personnel-related costs and $0.6 million in facility closure and other costs.

The $3.1 million in personnel-related charges are for employee severance and benefits. The $0.6 million in facility closure and other costs were primarily for relocation of production equipment.

Restructuring and Consolidation Costs — Activity

During the first six months of 2004, there were $15.1 million in cash payments for restructuring and consolidation activities.

Restructuring and Consolidation Costs — Other Changes

The $2.5 million increase in restructuring reserves related to businesses that utilize contract accounting and has not yet been reflected in earnings as the amount is currently capitalized into contract costs.

Note H: Asset Impairments

During the first quarter 2004, the Company recorded a non-cash $7.0 million pretax asset impairment charge to Other Income (Expense) resulting in part from insufficient collateral value for a note receivable arising out of the divestiture of a business.

During the first quarter of 2003, the Company recorded a non-cash $79.9 million pretax asset impairment charge, which was reported in Cost of Sales, for the Company’s Super 27 re-engining program, reflecting a revaluation of the assets in light of market conditions. In March 2003, the Company repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the conflict in Iraq and Severe Acute Respiratory Syndrome (SARS) made available more aircraft that compete with or are newer than the Super 27 aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of the Company’s inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and the Company’s assessment of market conditions, the Company wrote-down the carrying value of its inventory to equal the estimated market value of $12.2 million. Also in the first quarter of 2003, the Company wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor. As of June 30, 2004, the Company’s remaining notes receivable of $7.0 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory related to the Super 27 business was $4.6 million at June 30, 2004 and represents the Company’s assessment of the current market value.

During the first quarter 2003, the Company also recorded a non-cash $11.7 million pre-tax asset impairment charge which was reported in Other Income (Expense) — Net related to its equity investment in Cordiem LLC and a non-cash $6.2 million pre-tax impairment charge which was reported in Cost of Sales on rotable landing gear assets.

Note I: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, by segment are as follows:

	Balance	Foreign	Balance
	December 31,	Currency	June 30,
	2003	Translation	2004
	(Dollars in millions)
Airframe Systems	$244.8	$3.1	$247.9
Engine Systems	488.1	3.0	491.1
Electronic Systems	526.6	(8.6)	518.0

	$1,259.5	$(2.5)	$1,257.0

Identifiable intangible assets as of June 30, 2004 are comprised of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$180.7	$54.1	$126.6
Customer relationships	291.8	17.5	274.3
Technology	91.2	1.6	89.6
Non-compete agreements	6.6	5.0	1.6
Sourcing contracts	6.4	3.7	2.7

	$576.7	$81.9	$494.8

Identifiable intangible assets as of December 31, 2003 are comprised of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$162.1	$48.6	$113.5
Customer relationships	288.1	13.5	274.6
Technology	92.2	1.1	91.1
Non-compete agreements	6.6	4.8	1.8
Sourcing contracts	6.2	2.5	3.7

	$555.2	$70.5	$484.7

Amortization of intangible assets for the six months ended June 30, 2004 was $11.8 million. Amortization expense of these intangible assets for 2005 to 2009 is estimated to be approximately $24 million per year. There were no indefinite lived identifiable intangible assets as of June 30, 2004.

During the six months ended June 30, 2004, the Company acquired certain aftermarket rights classified as patents, trademarks and licenses for approximately $15 million.

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

The disposition of the former Avionics business and the former Passenger Restraints Systems business each represented the disposal of a component of an entity under Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Avionics and Passenger Restraints Systems have been segregated in the accompanying unaudited condensed consolidated statement of income and unaudited condensed consolidated statement of cash flows.

The following summarizes the results of discontinued operations for Avionics and Passenger Restraints Systems:

	Three Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2003	June 30, 2003
Net customer sales	$—	$24.3

Pretax loss from operations	$—	$(0.9)
Income tax benefit	—	0.3
Gain on sale of Avionics (net of income tax expense of $39.1 million)	(0.3)	63.0

Income from discontinued operations	$(0.3)	$62.4

Note K: Cumulative Effect of Change in Accounting

Effective January 1, 2004, the Company changed two aspects of the application of contract accounting to preferable methods for its aerostructures business which is included in the Engines Systems segment. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in the Company’s original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, will be included in total contract costs used to evaluate overall contract profitability. The impact of the changes in accounting methods was to record a pretax gain of $23.3 million ($16.2 million after tax) as a cumulative effect of a change in accounting representing profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods.

The following table indicates pro forma financial results for the three and six months ended June 30, 2003, as if these methods of accounting had been in effect.

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003
	As Reported	Pro forma	As Reported	Pro forma
	(in millions)		(in millions)
Income (loss) from continuing operations	$14.7	$13.3	$(18.1)	$(21.9)
Net income (loss)	$14.4	$13.0	$43.8	$40.0
Earnings (loss) per share — net income
Basic	$0.12	$0.11	$0.37	$0.34
Fully-diluted	$0.12	$0.11	$0.37	$0.34

The cumulative effect of a change in accounting , as presented after taxes, in 2003 of a loss of $0.5 million represents the adoption of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.” The Company established a liability for contractual obligations for the retirement of long-lived assets.

Note L: Financing Arrangements

Credit Facilities

The Company has a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At June 30, 2004, there were no borrowings and $25.8 million in letters of credit outstanding under this facility. At December 31, 2003, there were no borrowings and $17.1 million in letters of credit outstanding under this facility.

The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its consolidated net worth and leverage ratio levels. In addition, the Company’s ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of June 30, 2004, the Company had borrowing capacity under this facility of $373.1 million, after reductions for letters of credit outstanding.

At June 30, 2004, the Company maintained $50 million of uncommitted domestic money market facilities and $25.9 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. As of June 30, 2004 and December 31, 2003, there were no borrowings under these facilities. However, as of June 30, 2004, there were $3.1 million of bank guarantees outstanding under the uncommitted foreign working capital facilities, thus reducing availability by that amount. These uncommitted credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

QUIPS

On March 2, 2004, the Company completed the redemption of the $63.5 million in outstanding 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust, all of the common equity of which is owned by the Company. The QUIPS were supported by the Company’s 8.30% Junior Subordinated Debentures, Series A (QUIPS Debentures), which were also redeemed on March 2, 2004.

Long-Term Financing

At June 30, 2004, the Company had long-term debt and capital lease obligations of $2,069.9 million with maturities ranging from 2005 to 2046. Current maturities of long-term debt and capital lease obligations at June 30, 2004 were $63.4 million, including $60.0 million of industrial revenue bonds that were redeemed on August 1, 2004. In May 2004, the Company redeemed $5.9 million of industrial revenue bonds. The earliest maturity of a material long-term debt obligation is December 2007. The Company maintains a shelf registration statement that allows the Company to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Note M: Off-Balance Sheet Arrangements

Lease Agreements

The Company finances its use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow the Company to lease equipment having a maximum unamortized value of $90 million at June 30, 2004. At June 30, 2004, $48.3 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $154.8 million at June 30, 2004.

Sale of Receivables

At June 30, 2004, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.3 million at June 30, 2004. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers.

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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s condensed consolidated balance sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at June 30, 2004 was $712.5 million. The fair value of the forward contracts at June 30, 2004 was an asset of $87.9 million, of which $52.2 million is recorded in Prepaid Expenses and Other Assets and $35.7 million is recorded in Other Assets.

The total gain of $88.4 million (before deferred taxes of $30.8 million), including terminated forward contracts as discussed below, was recorded in Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of June 30, 2004, the portion of the $88.4 million gain that would be reclassified into earnings to offset the effect of the hedged item as an increase in sales in the next 12 months is a gain of $52.7 million.

In 2003, the Company terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of June 30, 2004, Accumulated Other Comprehensive Income included a gain of $0.5 million related to these terminated contracts that will be reflected in income and sales when the original contracts would have matured.

Fair Value Hedges

In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent senior notes due in 2007. In October 2003, the Company entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on the Company’s 7.50 percent senior notes due in 2008 and the other $50 million swap is on the Company’s 6.45 percent medium-term notes due in 2008. In December 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on its 7.50 percent senior notes due in 2008. The purpose of entering into these swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $2.7 million at June 30, 2004.

Other Forward Contracts

In January 2004, the Company entered into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. As of June 30, 2004, the Company had forward contracts with a notional value of $46.9 million to buy Great Britain Pounds Sterling, contracts with a notional value of $56.9 million to buy Euros and contracts with a notional value of $5.8 million to sell Canadian Dollars.

Note O: Guarantees

The Company extends financial and product performance guarantees to third parties. As of June 30, 2004, the following financial guarantees were outstanding:

		CARRYING
	MAXIMUM	AMOUNT
	POTENTIAL	OF
(Dollars in millions)	PAYMENT	LIABILITY
Environmental remediation indemnification (Note P)	No limit	$20.5
Financial Guarantees:
TIDES (Note P)	$145.0	$—
Debt and lease payments (Note P)	$3.0	$—
Residual values on leases	$54.7	$—
Executive loans to purchase company stock	$4.5	$—

Prior to the adoption of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), the Company accrued for costs associated with guarantees when it was probable that a liability has been incurred and the amount could be reasonably estimated. The most likely cost to be incurred was accrued based on an evaluation of currently available facts, and where no amount within a range of estimates was more likely, the minimum was accrued. Guarantees extended subsequent to the adoption of FIN 45 will be recorded at fair value.

The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

The changes in the carrying amount of service and product warranties for the six months ended June 30, 2004, are as follows:

(Dollars in millions)
Balance at December 31, 2003	$78.6
Service and product warranty provision	17.8
Payments	(13.8)

Balance at June 30, 2004	$82.6

Note P: Contingencies

General

There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flow. From time to time, the Company is also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

The Company’s consolidated balance sheet included an accrued liability for environmental remediation obligations of $92.6 million and $87.8 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, $22.9 million of the $92.6 million accrual was included in current liabilities as Accrued Expenses. Of the $92.6 million, $24.6 million was associated with ongoing operations and $68.0 million was associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation in up to 30 years of all sites with which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

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

The Company believes that it has substantial insurance coverage available to it related to any remaining claims. However, the primary layer of insurance coverage for some of these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a "run-off" plan approved by the Illinois Department of Insurance. The Company cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

Liabilities of Divested Businesses

Asbestos

At the time of the Engineered Industrial Products segment (EIP) spin-off in 2002, two subsidiaries of Coltec Industries Inc. (Coltec) were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against the Company on the theory that the Company has some responsibility for the asbestos-related liabilities of EnPro Industries, Inc. (EnPro), Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company’s ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

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

Other

In connection with the divestiture of the Company’s tire, vinyl and other businesses, the Company has received contractual rights of indemnification from third parties for environmental and other claims arising out of the divested businesses. Failure of these third parties to honor their indemnification obligations could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Guarantees

The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the $145 million of outstanding Coltec Capital Trust 5¼% convertible trust preferred securities (TIDES) and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.

In addition to the Company’s guarantee of the TIDES, at June 30, 2004, the Company has an outstanding contingent liability for guarantees of debt and lease payments of $3.0 million, letters of credit and bank guarantees of $59.4 million, residual value of leases of $54.7 million and executive loans to purchase the Company’s stock of $4.5 million.

Potential Contractual Dispute with Northrop Grumman

In connection with the Company’s acquisition of the Aeronautical Systems businesses from TRW Inc. (TRW), certain liabilities and obligations of the Aeronautical Systems businesses were retained by TRW but are being administered by the Company. The Company has submitted claims to Northrop Grumman, which acquired TRW, for reimbursement of several items related to the retained liabilities and obligations. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. The Company is providing additional information to Northrop in order to answer these questions. As of June 30, 2004, the Company had recorded a receivable from Northrop Grumman for approximately $39 million for such claims. During the quarter ended June 30, 2004, Northrop Grumman prepaid $10 million of the receivable, subject to an audit of the Company’s claims, and that amount was recorded in Accrued Expenses.

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

As of June 30, 2004, the Company’s remaining notes receivable of $7.0 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory related to the Super 27 business was $4.6 million at June 30, 2004 and represents the Company’s assessment of the current market value of the remaining inventory.

Collection of the notes may be negatively affected by adverse developments in the commercial aerospace market. The Company will continue to assess the value of these assets and their ultimate recovery.

Boeing 717

The Company has a long term contract with Boeing for nacelle systems used on the Boeing 717 aircraft that is accounted for using contract accounting. In the Company’s estimate of contract profitability, the Company has assumed deliveries of aircraft in excess of those for which Boeing has firm orders. Boeing continues to market the aircraft to specific potential customers. During the fourth quarter of 2003, Boeing announced that it lost a major sales campaign which they disclosed in their December 31, 2003 Annual Report on Form 10-K, increasing the possibility that the program could be terminated before attaining the estimated number of deliveries included in our contract revenue and cost estimates. If units delivered fall short of amounts assumed due to program termination or for other reasons, estimates of total contract revenue and cost would change and the Company could recognize a pretax loss on the contract of approximately $10 million to $20 million. The range of loss, if any, is dependent upon a number of factors, including additional orders received or exercise of existing options from Boeing, timing of deliveries, realization of cost efficiencies related to expected volume and collection of program termination costs should the contract be terminated prematurely.

Tax Litigation

In 2000, Coltec, a former subsidiary of the Company, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the IRS in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. To date, no decision has been rendered. Coltec has agreed to pay to the Company an amount equal to any refunds or credits of taxes and interest received by it as a result of the litigation. If the IRS prevails in this case, Coltec will not owe any additional interest or taxes with respect to 1996. A reasonable estimation of a potential refund for 1996, if any, cannot be made at this time and, accordingly, no receivable has been recorded. The Company may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The potential tax liability for 1997 through 2000 has been fully reserved.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), the Company’s subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases will go to trial in 2005 and that it will ultimately be successful in these cases. However, if Rohr is not successful in these cases, the Company believes that the net cost to Rohr at the time of the final determination by the court would not exceed $100 million, including interest, as the court will take into account the timing benefit of the disallowed tax deductions at that time. The Company has reserved for its best estimate of the liability resulting from these cases.

Note Q: New Accounting Standards

There are no new accounting standards that have not been adopted by the Company.

Note R: Pensions and Postretirement Benefits

Pensions

The following tables set forth the components of net periodic benefit costs (income) for the three and six months ended June 30, 2004 and 2003, respectively.

					Other Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003
	(In millions)
Service cost	$8.9	$10.1	$5.0	$5.4	$0.6	$0.4
Interest cost	38.1	40.2	6.5	6.5	1.0	0.7
Expected rate of return on plan assets	(40.9)	(42.0)	(10.1)	(9.7)	(0.9)	(0.5)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	2.4	2.7	—	—	—	—
Amortization of actuarial (gain) loss	12.7	10.0	—	—	—	0.1

Periodic benefit cost (income)	21.2	21.0	1.4	2.2	0.7	0.7
Settlements and curtailments (gain) loss	—	—	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$21.2	$21.0	$1.4	$2.2	$0.7	$0.7

					Other Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003
	(In millions)
Service cost	$19.3	$18.4	$10.0	$11.0	$1.2	$0.8
Interest cost	74.0	73.4	12.6	13.1	1.9	1.4
Expected rate of return on plan assets	(81.3)	(75.4)	(19.1)	(19.6)	(1.7)	(1.0)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	4.8	5.1	—	—	—	—
Amortization of actuarial (gain) loss	21.7	18.0	—	—	—	0.1

Periodic benefit cost (income)	38.5	39.5	3.5	4.5	1.4	1.3
Settlements and curtailments (gain) loss	—	—	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$38.5	$39.5	$3.5	$4.5	$1.4	$1.3

The following table provides the weighted average assumptions used to determine the net periodic benefit costs.

					Other Non-
	U.S. Plans		U.K. Plans		U.S. Plans
	Three and Six		Three and Six		Three and Six
	Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003
Discount rate	6.25%	6.875%	5.75%	6.00%	6.25%	6.35%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.50%	8.43%
Rate of compensation increase	3.63%	3.86%	3.25%	3.25%	3.25%	3.47%

The Company has not changed its expectations for pension contributions to its Trust funds since the issuance of the 2003 financial statements. The Company continues to expect to make voluntary contributions totaling $35 to $50 million to its U.S. qualified defined benefit pension plans in 2004. During the six months ended June 30, 2004, the Company contributed $35 million to the U.S. Trust fund of which $25 million was contributed during the second quarter. The Company continues to expect that contributions to non-U.S. defined benefit plans will total less than $5 million in 2004.

In addition to contributions to Trust funds, the Company also makes lump sum and annuity pension benefit payments directly to participants as part of its U.S. non-qualified plans and certain foreign plans. These payments are classified as contributions for reporting purposes and are estimated to be approximately $10 million in 2004.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. As of June 30, 2004, approximately $74 million fair market value of assets were held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of the cash surrender value of split dollar life insurance policies, equities, fixed income securities and cash. The assets of the rabbi trust, not otherwise included in the tables in this section, are available to pay pension benefits to these individuals but are otherwise unavailable to the Company. The assets, other than approximately $30 million which is assigned to certain individuals in the event benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

Postretirement Benefits Other Than Pensions

The following table sets forth the components of net periodic benefit costs (income) for the three and six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)
Service cost	$0.3	$0.3	$0.7	$0.6
Interest cost	5.7	7.5	12.5	14.1
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	(0.1)
Amortization of actuarial (gain) loss	0.1	0.6	0.9	1.2

Periodic benefit cost (income)	6.1	8.4	14.1	15.8

Settlements and curtailments (gain) loss	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—

Net benefit cost (income)	$6.1	$8.4	$14.1	$15.8

The following table provides the weighted average assumptions used to determine the net periodic benefit costs.

	Three and Six Months
	Ended June 30,
	2004	2003
Discount rate	6.25%	6.875%
Healthcare trend rate	10% in 2004	10% in 2003
	to 5% in 2008	to 5% in 2007

The Company pays retiree health care and life insurance benefits as they are incurred. These payments are classified as contributions for reporting purposes and are estimated to be approximately $40 million in 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Company anticipates receipt of federal subsidy payments beginning in 2006 for continuing retiree prescription drug benefits in plans without fixed dollar company contribution limits. Subsidy amounts are assumed to be shared with participants in proportion to applicable premium sharing percentage for each retiree group in each future year. No other assumptions have been changed for this measurement. Effective with the second quarter 2004, the Company has adopted retroactively the Financial Accounting Standards Board Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The effect of the Act was measured as of January 1, 2004 and is now reflected in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The effect of the Act is a $34 million reduction on the accumulated postretirement benefit obligation for the Company’s retiree benefit plans as well as a reduction in the net periodic postretirement benefit cost. The effect of the reduction in net periodic postretirement benefit cost is an increase to income from continuing operations of $1.2 million ($0.9 million after tax) and $2.5 million ($1.7 million after tax) for the three and six months ended June 30, 2004, respectively.

The following table provides the effect of the Act on the net periodic benefit costs.

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(In millions)
Service cost	$—	$(0.1)
Interest cost	(0.5)	(1.0)
Amortization of actuarial (gain) loss	(0.7)	(1.4)

Net benefit cost (income)	$(1.2)	$(2.5)

Note S: Income Tax Rate

The effective income tax rate from continuing operations was 31.0 percent during the three months and six months ended June 30, 2004 and 33.0 percent during the three months and six months ended June 30, 2003. The lower rate in the three months and six months ended June 30, 2004 as compared to the three months and six months ended June 30, 2003 was due to an expected increase in export activity and higher research tax credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS DOCUMENT.

THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY” FOR A DISCUSSION OF CERTAIN OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.

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

For the second quarter 2004, we reported net income of $39 million, or $0.32 per diluted share. Sales for the second quarter 2004 were $1,134 million. For the second quarter 2003, we reported net income of $14 million, or $0.12 per diluted share. Sales for the second quarter 2003 were $1,095 million. Foreign currency translation was responsible for approximately $14 million of the $39 million increase in sales. The remaining increase resulted primarily from increased sales of military and space products, large commercial aircraft original equipment products and large commercial aircraft aftermarket products and services. Net income for both quarters included certain charges as described in the “Results of Operations” and “Business Segment Performance” sections. In addition, in the first quarter 2004, we changed certain aspects of our contract accounting policy and adopted expensing of stock-based compensation.

Income from continuing operations for the second quarter 2004 increased $24 million over the same period in 2003. The increase was primarily due to reduced charges for facility closure and headcount reduction actions, reduced asset impairment expenses, improved operating income from higher sales volume for commercial aftermarket and military and space products partially offset by decreased commercial aircraft original equipment products. In the second quarter 2004, we experienced reduced earnings relating to foreign currency translation of net non-U.S. dollar exposure of approximately $4 million after tax, or $0.04 per diluted share, compared to the same period in 2003. After tax costs for certain medical expenses, liability insurance premiums, litigation costs and performance-based management incentive compensation expenses were $3 million, or $0.03 per diluted share, higher in the second quarter 2004, compared to the same period in 2003. During the second quarter 2004, stock-based compensation expense reduced diluted earnings per share by $0.01. In the second quarter 2004, we implemented FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which resulted in an increase in after tax income of $1 million, or $0.01 per diluted share. We also provided for income taxes using an effective rate of 31 percent, a decrease of 2 percentage points from the 33 percent rate in the same quarter last year.

For the first half 2004,we reported net income of $86 million, or $0.71 per diluted share. Sales for the first half of 2004 were $2,296 million. For the first half 2003, we reported net income of $44 million, or $0.37 per diluted share. Sales for the first half 2003 were $2,189 million. Foreign currency translation was responsible for approximately $41 million of the $107 million increase in sales. The remaining increase resulted primarily from increased sales of military and space products, commercial aftermarket and regional, business and general aviation original equipment and aftermarket parts and services. Net income for both periods included certain charges as described in the “Results of Operations” and “Business Segment Performance” sections. In addition, on January 1, 2004, we changed certain aspects of our contract accounting policy and adopted expensing of stock-based compensation.

Income from continuing operations increased $88 million over the first half 2003. The increase was primarily due to reduced charges for facility closure and headcount reduction actions and reduced asset impairment expenses. Additionally, the 2003 results included a gain on the sale of the Noveon International, Inc. payment-in-kind notes (Noveon PIK Notes) issued to us in connection with the sale of the Performance Materials segment. These items, which totaled $88 million, after tax, during the first half of 2003, were reduced to $8 million, after tax, during the first half 2004. In the first half 2004, we experienced reduced earnings relating to foreign currency translation of net non-U.S. dollar exposure of approximately $10 million after tax, or $0.09 per diluted share, compared to the first half 2003. Also in the first half 2004, we experienced reduced earnings totaling approximately $8 million after tax, or $0.07 per diluted share, compared to the first half 2003, relating to certain medical expenses, liability insurance premiums, litigation costs and performance-based management incentive compensation expenses. During first half 2004, we began expensing stock-based compensation, which reduced our diluted earnings per share by $0.04, and we adjusted our effective tax rate to 31 percent, a decrease of 2 percentage points from the 33 percent rate in the same period last year.

We recorded income from discontinued operations of $62 million during the first half 2003, associated with the gain on the sale of our Avionics business. No income from discontinued operations was recorded during the first half 2004.

Net cash from operating activities was $130 million in the first half 2004 and $211 million in the first half 2003. Net cash from operating activities included tax refunds of $55 million in the first half 2003. There were no significant tax refunds during the first half 2004. Worldwide pension contributions increased from $36 million in the first half 2003 to $41 million in the first half 2004. Net cash from operating activities in the first half 2004 included cash received from the termination of certain life insurance policies of $23 million and a $10 million prepayment from Northrop Grumman for the reimbursement of certain costs incurred by us on behalf of TRW, offset in part by the acquisition of certain aftermarket rights of $15 million. Net cash used by financing activities was $101 million in the first half 2004 primarily due to the repayment of the 8.30% Cumulative Quarterly Preferred Securities, Series A (QUIPS Debentures) and $421 million in the first half 2003 primarily due to the repayment of debt with the proceeds from the sale of the Avionics business and the sale of the Noveon PIK Notes.

Long-term debt and capital lease obligations, including current maturities of long-term debt and capital lease obligations, at June 30, 2004 was $2,133 million compared to $2,212 million at December 31, 2003. At June 30, 2004, we had cash and marketable securities of $356 million as compared to $378 million at December 31, 2003. The reduction in debt and cash and marketable securities from the December 31, 2003 levels resulted primarily from the repayment of the QUIPS Debentures.

We maintain a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At June 30, 2004, there were no borrowings and $25.8 million in letters of credit outstanding under this facility. At June 30, 2004, we had borrowing capacity under this facility of $373.1 million, after reductions for letters of credit outstanding. At June 30, 2004, we maintained $50 million of uncommitted domestic money market facilities and $25.9 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. At June 30, 2004, there were $3.1 million of bank guarantees outstanding under the uncommitted foreign working capital facilities, thus reducing the availability by that amount. We maintain a shelf registration that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Our outlook for operating income and earnings per share (EPS) is based upon many external and internal factors that may have a material impact on operating income and EPS. See “Outlook” for a list of certain of these factors. We expect our 2004 sales to be in the $4.70 billion to $4.75 billion range. We expect 2004 fully diluted EPS to be in the range of $1.30 to $1.40. We expect cash flow from operations, minus capital expenditures, to approximate net income in 2004. We expect capital expenditures in 2004 to be 20 to 30 percent higher than the 2003 capital expenditures of $125 million.

Our business balance across the aerospace and defense markets continues to be an important strategic aspect of our business. The three major market areas for our products and services each represents around one-third of total sales, and we believe that trends in these markets will have an important impact on future sales. Looking at our first half 2004 sales by market channel, military and space sales represented 29 percent of sales, total commercial aircraft original equipment sales, including regional, business and general aviation original equipment sales, represented 30 percent of our sales and total commercial aircraft aftermarket sales for these same aircraft and for aircraft heavy maintenance represented 35 percent of sales. Other areas, including industrial gas turbine components, made up the remaining 6 percent. Overall, our aftermarket sales both for commercial aircraft and in the military and space markets represented between 45 to 50 percent of total sales.

In 2004, we remain focused on improving our operational and financial performance and on specific enterprise-wide goals, including margin improvement and strong cash flow. We continue to invest in new products and systems that are expected to fuel our future growth.

OUTLOOK

Our 2004 outlook for sales and fully diluted EPS has been revised upward, based on improving market conditions as noted below:

•	While 2004 deliveries of Boeing and Airbus large commercial aircraft are expected to be approximately flat when compared to 2003, large commercial aircraft original equipment deliveries are expected to increase in 2005. We expect to begin our deliveries in late 2004 to support these increases, which should positively impact our sales during the second half of 2004. Total sales to the large commercial aircraft manufacturers are expected to be slightly higher in 2004 than they were in 2003.

•	We expect capacity growth in the global airline system, as measured by available seat miles (ASMs), to continue to be strong, although the capacity increase experienced during the second quarter should moderate during the third and fourth quarters of 2004. Our sales to airlines for large commercial and regional aircraft aftermarket parts and service are expected to grow approximately 6 percent in 2004, compared to 2003, as a result of these increases in capacity.

•	Regional and business new aircraft production is expected to increase by about 8 to 10 percent when compared to 2003.

•	Military sales (OE and aftermarket) should increase slightly greater than global military budgets, in the 10 to 12 percent range, when compared to 2003.

Based on current expectations for these key market trends, 2004 sales are expected to be in the $4.70 to $4.75 billion range.

The 2004 outlook for operating income and earnings per share (EPS) is based on many external and internal factors that may have a material impact on those measures. These factors include, but are not limited to:

•	Foreign exchange — We are currently hedged on approximately 93 percent of our estimated foreign exchange exposure for the balance of 2004. We now expect our unfavorable earnings impact from foreign currency translation of net non-U.S. dollar exposure for 2004 to be approximately $15 million pre-tax, compared to 2003, assuming continuation of current exchange rates. All of this impact occurred during the first half of 2004.

•	Pension expense — Based on actuarial adjustments for 2004, we now expect 2004 pension costs to decline by about $2 million, when compared to 2003. Previously, pre-tax pension expense was expected to decline by about $7 million for the full year 2004 compared to 2003.

•	Certain expenses included in Corporate G&A, Other Income (Expense) and segment operating results — We previously indicated that these costs were expected to increase, on a pre-tax basis, by about $30 million. This increase is now expected to be approximately $20 to $25 million. The improvement is primarily the result of decreased expectations for retiree medical cost increases and the second quarter 2004 implementation of FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, the implementation of which is expected to result in a reduction in pre-tax medical expenses for the full year 2004 of approximately $5 million, spread evenly across all four quarters. As required by the FASB Staff Position, the impact reflected in the second quarter does not include the retroactive impact on the first quarter reported results, which is included in the year-to-date results. On a year-to-date basis, the impact of implementation of the FASB Staff Position was $2 million, pre-tax.

•	7E7 and A380 research and development expense — Combined research and development expense on these two programs is expected to be relatively flat, depending upon the level and timing of 7E7 program awards, in 2004 compared to 2003 as the reductions in research and development expense on the Airbus A380 program are expected to be largely offset by increased research and development expense on the Boeing 7E7 program.

Taking into account the increase in sales discussed earlier, coupled with the items noted above, we now expect 2004 fully diluted EPS to be in the range of $1.30 to $1.40. EPS from continuing operations, including the new methodology of accounting for contracts at our aerostructures business and stock-based compensation expensing, but excluding the one-time gain from the cumulative effect of change in accounting, is expected to be between $1.17 to $1.27.

We continue to expect cash flow from operations, minus capital expenditures, to approximate net income in 2004. We expect capital expenditures in 2004 to be 20 to 30 percent higher than the 2003 capital expenditures of $125 million. We expect to continue to pursue opportunities to reduce our long-term indebtedness.

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

RESULTS OF OPERATIONS

Changes in Accounting Methods

Effective January 1, 2004, we changed two aspects of the application of contract accounting to preferable methods for our aerostructures business which is included in the Engine Systems segment. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in our original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, will be included in total contract costs used to evaluate overall contract profitability. The impact of the changes in accounting method was to record a pre-tax gain of $23.3 million ($16.2 million after tax) as a cumulative effect of change in accounting. Had these methods of accounting been in effect during 2003, the segment operating income as previously reported for the Engine Systems segment for the second quarter 2003 would have been $2.1 million lower and the total operating income for the second quarter 2003 would have been $2.1 million lower and segment operating loss for the six months ended June 30, 2003 would have been $5.7 million higher and the total operating income for the six months ended June 30, 2003 would have been $5.7 million lower.

Also effective January 1, 2004, we changed our method of accounting for stock-based compensation. We previously accounted for stock-based compensation under APB No. 25. We have adopted the provisions of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (FASB No. 123) and Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, we now expense stock options and the shares issued under our employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The adoption of FASB No. 123 reduced pre-tax income by $2.3 million for the second quarter 2004 and $6.6 million for the six months ended June 30, 2004.

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. Effective with the second quarter 2004, we adopted retroactively the Financial Accounting Standards Board Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The effect of the Act has been measured as of January 1, 2004 and is now reflected in our unaudited condensed consolidated financial statements and accompanying notes. The effect of the Act is a $34 million reduction of the accumulated postretirement benefit obligation for the Company’s retiree benefit plans as well as a reduction in the net periodic postretirement benefit cost. The effect of the reduction in net periodic postretirement benefit cost is an increase to income from continuing operations of $1.3 million ($0.9 million after tax) and $2.5 million ($1.7 million after tax) for the second quarter 2004 and the six months ended June 30, 2004, respectively.

Quarter Ended June 30, 2004 Compared with the Quarter Ended June 30, 2003

	Quarter Ended
	June 30,
	2004	2003
	(Dollars in millions)
Sales	$1,134.0	$1,094.5

Segment Operating Income	$126.5	$80.7
Corporate General and Administrative Costs	(23.4)	(14.6)

Total Operating Income	103.1	66.1
Net Interest Expense	(35.2)	(37.7)
Other Income (Expense) — net	(11.7)	(2.5)
Income Tax Expense	(17.4)	(8.6)
Distribution on Trust Preferred Securities	—	(2.6)

Income from Continuing Operations	38.8	14.7
Income (Loss) from Discontinued Operations	—	(0.3)
Cumulative Effect of an Accounting Change	—	—

Net Income	$38.8	$14.4

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs of $23.4 million for the second quarter 2004 increased $8.8 million, or 60.3 percent, from $14.6 million for the second quarter 2003 primarily due to higher incentive compensation costs including expensing of stock-based compensation and higher tax litigation expenses. Corporate general and administrative costs as a percentage of sales were 2.1 percent in the second quarter 2004 and 1.3 percent in the second quarter 2003.

Net interest expense decreased $2.5 million, or 6.6 percent, primarily due to a lower debt level in 2004, the favorable effect of interest rate swaps entered into in 2003 and lower bank fees.

Other income (expense) — net increased by $9.2 million, or 368.0 percent, to expense of $11.7 million in the second quarter 2004 from expense of $2.5 million in the second quarter 2003. The increase in expense resulted primarily from $2.4 million of higher life insurance costs, $2.4 million of lower earnings of affiliated companies, $3.0 million of unfavorable foreign currency exchange and $1.2 million of higher minority interest expense.

Our effective tax rate from continuing operations was 31.0 percent during the second quarter 2004 and 33.0 percent during the second quarter 2003. The lower rate in the second quarter 2004 as compared to the second quarter 2003 was due to an expected increase in export activity and higher research tax credits.

Income (loss) from discontinued operations, after tax, was a loss of $0.3 million during the second quarter 2003 primarily representing an adjustment to the gain on the sale of the Avionics business that was sold in the first quarter 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

	Six Months Ended
	June 30,
	2004	2003
	(Dollars in millions)
Sales	$2,296.1	$2,188.7

Segment Operating Income	$244.9	$99.5
Corporate General and Administrative Costs	(42.9)	(30.5)

Total Operating Income	202.0	69.0
Net Interest Expense	(71.8)	(73.1)
Other Income (Expense) — net	(29.7)	(15.1)
Income Tax (Expense) Benefit	(31.1)	6.3
Distribution on Trust Preferred Securities	—	(5.2)

Income (Loss) from Continuing Operations	69.4	(18.1)
Income from Discontinued Operations	—	62.4
Cumulative Effect of an Accounting Change	16.2	(0.5)

Net Income	$85.6	$43.8

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs of $42.9 million for the six months ended June 30, 2004 increased $12.4 million, or 40.7 percent, from $30.5 million for the six months ended June 30, 2003 primarily due to higher incentive compensation costs including expensing of stock-based compensation and higher tax litigation expenses. Corporate general and administrative costs as a percentage of sales were 1.9 percent in the six months ended June 30, 2004 and 1.4 percent in the six months ended June 30, 2003.

Net interest expense decreased $1.3 million, or 1.8 percent, primarily due to a lower debt level in 2004, lower interest expense on short-term borrowings and the favorable effect of interest rate swaps entered into in 2003. This was offset in part by lower interest income due to the sale of the Noveon PIK Notes in the first quarter of 2003.

Other income (expense) — net increased by $14.6 million, or 96.7 percent, to expense of $29.7 million in the six months ended June 30, 2004 from expense of $15.1 million in the six months ended June 30, 2003. The increase in expense resulted from a $7.0 million impairment of a note receivable we received in connection with the sale of a business, the absence in the six months ended June 30, 2004 of the $6.9 million gain on the sale of the Noveon PIK Notes, which was recognized in the first quarter 2003, $5.3 million in costs associated with businesses previously sold, including settlement of a lawsuit and higher life insurance, $2.7 million of lower income from affiliated companies and $1.7 million of higher minority interest expense. Included in the first quarter 2003 was the write-off of our equity investment in Cordiem LLC of $11.7 million.

Our effective tax rate from continuing operations was 31.0 percent during the six months ended June 30, 2004 and 33.0 percent during the six months ended June 30, 2003. The lower rate in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was due to an expected increase in export activity and higher research tax credits.

Income (loss) from discontinued operations, after tax, was $62.4 million during the six months ended June 30, 2003 primarily representing the $63.0 million gain on the sale of the Avionics business. Income (loss) from discontinued operations for the Avionics and PRS operating results was a loss of $0.6 million in the six months ended June 30, 2003. Our PRS business ceased operations in the first quarter of 2003.

Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in our original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, will be included in total contract costs used to evaluate overall contract profitability. The impact of the changes in the accounting method was to record a pre-tax gain of $23.3 million ($16.2 million after tax) as a cumulative effect of change in accounting in the first quarter 2004.

The cumulative effect of a change in accounting for the six months ended June 30, 2003 of a loss of $0.5 million, after tax, represents the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” We established a liability for contractual obligations for the retirement of long-lived assets.

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

Quarter Ended June 30, 2004 Compared with the Quarter Ended June 30, 2003

	Quarter Ended June 30,
			%	% of Sales
	2004	2003	Change	2004	2003
	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$403.8	$395.4	2.1
Engine Systems	449.2	423.8	6.0
Electronic Systems	281.0	275.3	2.1

Total Sales	$1,134.0	$1,094.5	3.6

SEGMENT OPERATING INCOME
Airframe Systems	$25.3	$22.9	10.5	6.3	5.8
Engine Systems	69.4	25.8	169.0	15.4	6.1
Electronic Systems	31.8	32.0	(0.6)	11.3	11.6

Segment Operating Income	$126.5	$80.7	56.8	11.2	7.4

Airframe Systems: Airframe Systems segment sales of $403.8 million in the second quarter 2004 increased $8.4 million, or 2.1 percent, from $395.4 million in the second quarter 2003. The increase was due to the following:

•	Favorable currency translation on non-U.S. dollar sales, primarily in the actuation systems business;

•	Higher sales of aircraft wheels and brakes; and

•	Higher sales of engineered polymer products and increases in airframe heavy maintenance activity.

Partially offsetting these higher sales were decreases in actuation systems and landing gear sales volumes.

Airframe Systems segment operating income increased $2.4 million, or 10.5 percent, from $22.9 million in the second quarter 2003 to $25.3 million in the second quarter 2004. The increase in operating income for the second quarter 2004 as compared to the second quarter 2003 was primarily due to the following:

•	Increased sales as noted above for aircraft wheels and brakes, engineered polymer products and airframe heavy maintenance;

•	Lower operating costs; and

•	Lower asset impairment, facility closure and headcount reduction charges. There were asset impairment, facility closure and headcount reduction charges of approximately $2.7 million recorded in the second quarter 2003 and $0.1 million in the second quarter 2004.

This was partially offset by:

•	Lower sales volume in our actuation systems and landing gear businesses;

•	The impact of foreign currency translation of the segment’s net non-U.S. dollar exposure; and

•	Higher new program research and development expenditures.

Engine Systems: Engine Systems segment sales in the second quarter 2004 of $449.2 million increased $25.4 million, or 6.0 percent, from $423.8 million in the second quarter 2003. The increase was due to the following:

•	Higher aerostructures aftermarket sales;

•	Favorable currency translation on non-U.S. dollar sales, primarily in the engine controls business;

•	Higher sales of turbine fuel engine components to the U.S. military;

•	Increased sales of cargo systems in the commercial aftermarket and for passenger to freighter conversions; and

•	Increased aircraft maintenance, repair and overhaul services sales.

This was partially offset by:

•	Lower commercial OE sales to Boeing and Airbus at our aerostructures business;

•	Lower turbomachinery repair sales and unfavorable pricing; and

•	Lower engine controls commercial original equipment sales and lower demand for initial spares for new aircraft deliveries in 2004.

Engine Systems segment operating income increased $43.6 million, or 169.0 percent, from $25.8 million in the second quarter 2003 to $69.4 million in the second quarter 2004. Segment operating income was higher due to:

•	There were asset impairment, facility closure and headcount reduction charges of approximately $23 million recorded in the second quarter 2003 and $1 million in the second quarter 2004;

•	Higher sales volume and favorable mix as described above; and

•	Lower operating costs, primarily at our aerostructures business, due to the implementation of cost controls over various supply chain elements in key programs.

The increase in Engine Systems segment operating income was partially offset by:

•	The effect of the change in contract accounting at our Aerostructures business;

•	Unfavorable foreign currency translation of the segment’s net non-U.S. dollar exposure; and

•	Higher new program research and development expenditures.

Electronic Systems: Electronic Systems segment sales of $281.0 million in the second quarter 2004 increased $5.7 million, or 2.1 percent, from $275.3 million in the second quarter 2003. The increase was primarily due to:

•	Higher sales volume of regional and business jet aircraft original equipment and aftermarket products for the aircraft interior products, de-icing and specialty systems, sensors and power systems businesses; and

•	Higher original equipment sales in our power transmission and power systems businesses.

Partially offsetting the increase in sales were:

•	Decreases in sales in the commercial original equipment market for Boeing programs;

•	Reduced sales to the military and space market for our sensors and optical and space systems business due to a program completion;

•	Lower spares and repairs requirements; and

•	The winding down of a program as it nears completion at our optical and space systems business.

Electronic Systems segment operating income decreased $0.2 million, or 0.6 percent, from $32.0 million in the second quarter 2003 to $31.8 million in the second quarter 2004. Segment operating income was unfavorably affected by the following:

•	The unfavorable mix from military and space original equipment and aftermarket and commercial aftermarket sales;

•	Increased investments in research and development costs and bid and proposal costs in an effort to win new programs;

•	Operational inefficiencies in our propulsion products business; and

•	Lower profits from the effects of a two-week labor strike in our de-icing business.

Partially offsetting the decrease in segment operating profit was the profit from the increase in sales as noted above and lower asset impairment facility closure and headcount reduction charges.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

	Six Months Ended June 30,
			%	% of Sales
	2004	2003	Change	2004	2003
	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$806.4	$797.5	1.1
Engine Systems	947.7	847.4	11.8
Electronic Systems	542.0	543.8	(0.3)

Total Sales	$2,296.1	$2,188.7	4.9

SEGMENT OPERATING INCOME (LOSS)
Airframe Systems	$46.4	$44.7	3.8	5.8	5.6
Engine Systems	143.8	(9.4)	1,629.8	15.2	(1.1)
Electronic Systems	54.7	64.2	(14.8)	10.1	11.8

Segment Operating Income	$244.9	$99.5	146.1	10.7	4.5

Airframe Systems: Airframe Systems segment sales of $806.4 million in the six months ended June 30, 2004 increased $8.9 million, or 1.1 percent, from $797.5 million in the six months ended June 30, 2003. The increase was due to:

•	Favorable currency translation on non-U.S. dollar sales, primarily in the actuation systems business;

•	Higher demand for large commercial aircraft wheels and brakes; and

•	Higher sales of engineered polymer products.

Partially offsetting the higher sales were decreased sales volumes in military aircraft wheels and brakes, actuation systems and landing gears.

Airframe Systems segment operating income increased $1.7 million, or 3.8 percent, from $44.7 million in the six months ended June 30, 2003 to $46.4 million in the six months ended June 30, 2004. The increase in operating income for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily due to the following:

•	Lower asset impairment, facility closure and headcount reduction charges. Asset impairment, facility closure and headcount reduction charges were $12.6 million for the six months ended June 30, 2003 and $0.1 million for the six months ended June 30, 2004.

Partially offsetting the increase in segment operating income were the following:

•	Unfavorable foreign exchange translation of net non-U.S. dollar exposure;

•	Higher new program research and development expenditures; and

•	Decreased sales volume for military aircraft wheels and brakes, actuation systems and landing gear.

Engine Systems: Engine Systems segment sales in the six months ended June 30, 2004 of $947.7 million increased $100.3 million, or 11.8 percent, from $847.4 million in the six months ended June 30, 2003. The increase was due to the following:

•	Higher aerostructures original equipment and aftermarket sales;

•	Favorable currency translation on non-U.S. dollar sales, primarily in the engine controls business;

•	Increased sales of U.S. military original equipment and aftermarket engine controls;

•	Higher sales of turbine fuel engine components for U.S. military and regional aircraft applications and to the power generation market; and

•	Increased aircraft maintenance, repair and overhaul services sales.

This was partially offset by the following:

•	Lower aftermarket turbomachinery repair sales; and

•	Lower commercial sales to Boeing at our aerostructures business.

Engine Systems segment operating income increased $153.2 million, or 1,629.8 percent, from a loss of $9.4 million in the six months ended June 30, 2003 to income of $143.8 million in the six months ended June 30, 2004. Segment operating income was higher due to:

•	Non-cash write-downs of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million and the non-cash asset impairment of a facility held for sale in the six months ended June 30, 2003, which did not recur in the six months ended June 30, 2004. The write-down of the Super 27 re-engining program is described in detail in “Contingencies — Super 27 Program”;

•	Higher volume as described above;

•	Lower costs, primarily in our aerostructures business from the implementation of cost controls over various supply chain elements in key programs;

•	Lower development costs in our cargo business; and

•	Lower costs in our turbomachinery and engine controls businesses resulting from restructuring activities.

The increase in Engine Systems segment operating income was partially offset by the effect of the change in contract accounting at our aerostructures business and unfavorable foreign exchange translation of net non-U.S. dollar exposure.

Electronic Systems: Electronic Systems segment sales of $542.0 million in the six months ended June 30, 2004 decreased $1.8 million, or 0.3 percent, from $543.8 million in the six months ended June 30, 2003. The decrease was primarily due to:

•	Lower volume for the space electronics programs in the optical and space business;

•	Lower volume for our propulsion products business; and

•	Lower volume in commercial aftermarket in our fuel and utility business.

Partially offsetting the decrease in sales were increases in sales in our regional and business jet market in most of our businesses.

Electronic Systems segment operating income decreased $9.5 million, or 14.8 percent, from $64.2 million in the six months ended June 30, 2003 to $54.7 million in the six months ended June 30, 2004. Segment operating income was unfavorably affected by:

•	The decline in sales as listed above;

•	Weaker product mix in the commercial aftermarket;

•	Unfavorable costs from operating inefficiencies in our propulsion product line;

•	Increased investments in research and development costs and bid and proposal costs in an effort to win new programs; and

•	Lower profits from the effect of a two-week labor strike in our de-icing business.

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

Cash

At June 30, 2004, we had cash and marketable securities of $356.4 million, as compared to $378.4 million at December 31, 2003.

Credit Facilities

We have a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At June 30, 2004, there were no borrowings and $25.8 million in letters of credit outstanding under this facility. At December 31, 2003, there were no borrowings and $17.1 million in letters of credit outstanding under this facility.

The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our consolidated net worth and leverage ratio levels. In addition, our ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of June 30, 2004, we had borrowing capacity under this facility of $373.1 million, after reductions for letters of credit outstanding.

At June 30, 2004, we maintained $50 million of uncommitted domestic money market facilities and $25.9 million of uncommitted foreign working capital facilities with various banks to meet short-term borrowing requirements. As of June 30, 2004 and December 31, 2003, there were no borrowings under these facilities. However, as of June 30, 2004 there were $3.1 million of bank guarantees outstanding under the uncommitted foreign working capital facilities, thus reducing availability by that amount. These uncommitted credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

QUIPS

On March 2, 2004, we completed the redemption of all of the $63.5 million in outstanding 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust, all of the common equity of which is owned by us. The QUIPS were supported by our 8.30% Junior Subordinated Debentures, Series A (QUIPS Debentures), which were also redeemed on March 2, 2004.

Long-Term Financing

At June 30, 2004, we had long-term debt and capital lease obligations of $2,069.9 million with maturities ranging from 2005 to 2046. Current maturities of long-term debt and capital lease obligations at June 30, 2004 were $63.4 million, including $60 million of industrial revenue bonds that were redeemed on August 1, 2004. In May 2004, we redeemed $5.9 million of industrial revenue bonds. The earliest maturity of a material long-term debt obligation is December 2007. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

We expect to continue to pursue opportunities to reduce our long-term indebtedness.

Off-Balance Sheet Arrangements

We utilize several forms of off-balance sheet financing arrangements. At June 30, 2004, these arrangements included:

	Undiscounted
	Minimum
	Future Lease	Receivables
	Payments	Sold
	(In millions)
Tax Advantaged Operating Leases	$48.3
Standard Operating Leases	154.8

	$203.1

Short-term Receivables		$97.3

Lease Agreements

We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease equipment having a maximum unamortized value of $90 million at June 30, 2004. At June 30, 2004, $48.3 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $154.8 million at June 30, 2004.

Sale of Receivables

At June 30, 2004, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.3 million at June 30, 2004. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.

Cash Flow Hedges

We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling and Canadian Dollars, but have significant sales contracts that are denominated in U.S. Dollars. Periodically, we enter into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling and Canadian Dollars.

The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our condensed consolidated balance sheet at fair value with the net change in fair value reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at June 30, 2004 was $712.5 million. The fair value of the forward contracts at June 30, 2004 was an asset of $87.9 million, of which $52.2 million is recorded in Prepaid Expenses and Other Assets and $35.7 million is recorded in Other Assets.

The total gain of $88.4 million (before deferred taxes of $30.8 million), including terminated forward contracts as discussed below, was recorded in Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of June 30, 2004, the portion of the $88.4 million gain that would be reclassified into earnings to offset the effect of the hedged item as an increase in sales in the next 12 months is a gain of $52.7 million.

In June 2003, we terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of June 30, 2004, Accumulated Other Comprehensive Income included a gain of $0.5 million related to these terminated forward contracts that will be reflected in income and sales when the original forward contracts would have matured.

Fair Value Hedges

In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on our 6.45 percent senior notes due in 2007. In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.50 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. In December 2003, we entered into a $50 million fixed-to-floating interest rate swap on our 7.50 percent senior notes due in 2008. The purpose of entering into these swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $2.7 million at June 30, 2004.

Other Forward Contracts

In January 2004, we entered into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. As of June 30, 2004, we had forward contracts with a notional value of $46.9 million to buy Great Britain Pounds Sterling, contracts with a notional value of $56.9 million to buy Euros and contracts with a notional value of $5.8 million to sell Canadian Dollars.

Contractual Obligations and Other Commercial Commitments

The following charts reflect our contractual obligations and commercial commitments as of June 30, 2004. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2004	2005-2006	2007-2008	Thereafter
Payments Due by Period
Contractual Obligations
Short-Term and Long-Term Debt	$2,133.2	$63.5	$3.1	$698.4	$1,368.2
Capital Lease Obligations	2.1	0.8	0.9	0.1	0.3
Operating Leases	203.1	29.3	62.1	37.7	74.0
Unconditional Purchase Obligations(1)	33.6	1.9	18.7	13.0	—
Other Long-Term Obligations	3.3	1.1	2.1	0.1	—

Total	$2,375.3	$96.6	$86.9	$749.3	$1,442.5

Amount of Commitments that Expire per Period
Other Commercial Commitments
Lines of Credit(2)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	59.5	36.7	22.5	0.3	—
Guarantees(3)	160.3	0.7	12.4	2.2	145.0
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	77.8	26.2	36.4	14.5	0.7

Total	$297.6	$63.6	$71.3	$17.0	$145.7

(1)	At December 31, 2003, we should have reported $78.7 million of unconditional purchase obligations. We incorrectly reported $155.3 million due to an overstatement of $77.6 million at December 31, 2003.

(2)	As of June 30, 2004, we had in place (a) a committed syndicated revolving credit facility which expires in August 2006 and permits borrowing up to a maximum of $500 million, (b) $50 million of uncommitted domestic money market facilities, and (c) $25.9 million of uncommitted foreign working capital facilities. As of June 30, 2004, we had borrowing capacity under our committed syndicated revolving credit facility of $373.1 million, after reductions for outstanding letters of credit. Foreign uncommitted working capital facilities were reduced by $3.1 million of bank guarantees as of June 30, 2004.

(3)	At December 31, 2003, we should have reported $214.2 million of guarantees. We incorrectly reported $252.6 million due to an overstatement of $38.4 million at December 31, 2003. In addition, approximately $45 million of other commercial commitments were reported as guarantees at December 31, 2003.

CASH FLOW

The following table summarizes our cash flow activity for the six months ended June 30, 2004 and June 30, 2003.

	Six Months Ended June 30,
Net Cash Provided by (Used by):	2004	2003
Operating activities of continuing operations	$130.1	$211.4
Investing activities of continuing operations	$(51.7)	$139.6
Financing activities of continuing operations	$(100.9)	$(420.8)
Discontinued operations	$—	$185.0

Operating Activities of Continuing Operations

Net cash provided by operating activities of continuing operations decreased $81.3 million from $211.4 million during the six months ended June 30, 2003 to $130.1 million during the six months ended June 30, 2004. Net cash provided by operating activities of continuing operations in the six months ended June 30, 2004 included cash received from the termination of certain life insurance policies of $23 million offset in part by the acquisition of certain aftermarket rights of $15 million. Net cash provided by operating activities of continuing operations in the six months ended June 30, 2003 included tax refunds of $55 million. There were no significant tax refunds during the six months ended June 30, 2004. Net cash provided by operating activities of continuing operations was reduced by worldwide pension contributions of $41 million in the six months ended June 30, 2004 and $36 million in the six months ended June 30, 2003. Net cash provided by operating activities of continuing operations includes a $10 million prepayment of the receivable from Northrop Grumman — see “Contingencies — Potential Contractual Dispute with Northrop Grumman.” Higher working capital, including higher account receivables and inventory, also contributed to lower net cash provided by operating activities of continuing operations in the six months ended June 30, 2004.

Investing Activities of Continuing Operations

Net cash provided by (used by) investing activities of continuing operations was a use of cash of $51.7 million in the six months ended June 30, 2004 and an inflow of cash of $139.6 million in the six months ended June 30, 2003. Net cash used by investing activities of continuing operations for the six months ended June 30, 2004 included capital expenditures of $51.4 million. Net cash provided by investing activities of continuing operations in the six months ended June 30, 2003 included proceeds from the sale of the Noveon PIK Notes of $151.9 million offset in part by capital expenditures of $46.7 million.

Financing Activities of Continuing Operations

Net cash used by financing activities of continuing operations was $100.9 million in the six months ended June 30, 2004, compared to net cash used by financing activities of continuing operations of $420.8 million for the six months ended June 30, 2003. The balance of the QUIPS of $63.5 million was repaid during the six months ended June 30, 2004. Short-term debt was repaid during the six months ended June 30, 2003 using the net after tax cash proceeds from the sale of our Avionics business and cash proceeds from the sale of the Noveon PIK Notes.

Discontinued Operations

Net cash provided by discontinued operations of $185.0 million in the six months ended June 30, 2003 included $181.0 million of proceeds from the sale of the Avionics business.

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

Our unaudited condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $92.6 million and $87.8 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, $22.9 million of the $92.6 million accrual was included in current liabilities as Accrued Expenses. Of the $92.6 million, $24.6 million was associated with ongoing operations and $68.0 million was associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation in up to 30 years of all sites with which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

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

We believe that we have substantial insurance coverage available to us related to any remaining claims. However, the primary layer of insurance coverage for some of these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a "run-off" plan approved by the Illinois Department of Insurance. We cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

Liabilities of Divested Businesses

Asbestos

At the time of the EIP spin-off in 2002, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

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

Other

In connection with the divestiture of our tire, vinyl and other businesses, we have received contractual rights of indemnification from third parties for environmental and other claims arising out of the divested businesses. Failure of these third parties to honor their indemnification obligations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In addition to our guarantee of the TIDES, at June 30, 2004, we have an outstanding contingent liability for guarantees of debt and lease payments of $3.0 million, letters of credit and bank guarantees of $59.4 million, residual value of leases of $54.7 million and executive loans to purchase our stock of $4.5 million.

Potential Contractual Dispute with Northrop Grumman

In connection with our acquisition of the Aeronautical Systems businesses from TRW Inc. (TRW), certain liabilities and obligations of the Aeronautical Systems businesses were retained by TRW, but are being administered by us. We have submitted claims to Northrop Grumman, which acquired TRW, for reimbursement of several items related to the retained liabilities and obligations. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. We are providing additional information to Northrop in order to answer these questions. As of June 30, 2004, we had recorded a receivable from Northrop Grumman for approximately $39 million for such claims. During the quarter ended June 30, 2004, Northrop Grumman prepaid us $10 million of the receivable, subject to an audit of our claims, and that amount was recorded in Accrued Expenses.

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

As of June 30, 2004, our remaining notes receivable of $7.0 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory related to the Super 27 business was $4.6 million at June 30, 2004 and represents our assessment of the current market value of the remaining inventory.

Collection of the notes may be negatively affected by adverse developments in the commercial aerospace market. We will continue to assess the value of these assets and their ultimate recovery.

Boeing 717

We have a long term contract with Boeing for nacelle systems used on the Boeing 717 aircraft that is accounted for using contract accounting. In our estimate of contract profitability, we have assumed deliveries of aircraft in excess of those for which Boeing has firm orders. Boeing continues to market the aircraft to specific potential customers. During the fourth quarter of 2003, Boeing announced that it lost a major sales campaign which they disclosed in their December 31, 2003 Annual Report on Form 10-K, increasing the possibility that the program could be terminated before attaining the estimated number of deliveries included in our contract revenue and cost estimates. If units delivered fall short of amounts assumed due to program termination or for other reasons, estimates of total contract revenue and cost would change and we could recognize a pretax loss on the contract of approximately $10 million to $20 million. The range of loss, if any, is dependent upon a number of factors, including additional orders received or exercise of existing options from Boeing, timing of deliveries, realization of cost efficiencies related to expected volume and collection of program termination costs should the contract be terminated prematurely.

Tax Litigation

In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the IRS in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. To date, no decision has been rendered. Coltec has agreed to pay us an amount equal to any refunds or credits of taxes and interest received by it as a result of the litigation. If the IRS prevails in this case, Coltec will not owe any additional interest or taxes with respect to 1996. A reasonable estimation of a potential refund for 1996, if any, cannot be made at this time and, accordingly, no receivable has been recorded. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The potential tax liability for 1997 through 2000 has been fully reserved.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases will go to trial in 2005 and that it will ultimately be successful in these cases. However, if Rohr is not successful in these cases, we believe that the net cost to Rohr at the time of the final determination by the court would not exceed $100 million, including interest, as the court will take into account the timing benefit of the disallowed tax deductions at that time. We have reserved for our best estimate of the liability resulting from these cases.

NEW ACCOUNTING STANDARDS

There are no new accounting standards that have not been adopted by us.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing obligations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

For revenues not recognized under the contract method of accounting, we recognize revenues from the sale of products at the point of passage of title, which typically is at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

Contract Accounting-Percentage of Completion

Revenue Recognition

Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business unit, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs, and a change to the accounting for certain pre-certification costs. Pre-certification costs, including those in excess of original estimated levels, are now included in total contract costs used to evaluate overall contract profitability. These contract accounting methods are described below. The impact of these changes on our financial statements is income of approximately $23 million, before tax, or $16 million after tax which is reported as a cumulative effect of change in accounting in the first quarter of 2004.

We have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. We follow the guidelines of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability is known.

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

The contract method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. We re-evaluate our contract estimates periodically and reflect changes in estimates immediately under the cumulative catch-up method for the impact on shipments to date.

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

If the amount of in-process inventory plus estimated costs to complete a specific contract exceeds the anticipated remaining sales value of such contract, such excess is charged to current earnings, thus reducing inventory to estimated realizable value.

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

Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and our estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The determination of undiscounted cash flow is based on our segments’ plans. The revenue growth is based upon aircraft build projections from aircraft manufacturers and widely available external publications. The profit margin assumption is based upon the current cost structure and anticipated cost reductions. Measurement of the amount of impairment may be based upon an appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Sales Incentives

We offer sales incentives to certain commercial customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized and amortized over the contract period.

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

Important factors that could cause actual results to differ include, but are not limited to:

•	the extent to which we are successful in integrating Aeronautical Systems in a manner and a timeframe that achieves expected cost savings and operating synergies;

•	potential contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the nature, extent and timing of our proposed restructuring and consolidation actions and the extent to which we are able to achieve savings from these actions;

•	the possibility of additional restructuring and consolidation actions beyond those previously announced by us;

•	demand for and market acceptance of new and existing products, such as the Airbus A380, the Joint Strike Fighter, the Boeing 7E7, the Embraer 190 and the Boeing 717;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	threats associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the impact of Severe Acute Respiratory Syndrome (SARS) or other airborne respiratory illnesses on global travel;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	the payment of premiums by us in connection with the early retirement of debt;

•	the resolution of tax litigation involving Coltec Industries Inc and Rohr, Inc.;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2003 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to “Note N: Derivatives and Hedging Activities” in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities.

At June 30, 2004, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $3.7 million. At June 30, 2004, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $75.6 million. The fair value of these forward contracts was $87.9 million at June 30, 2003. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

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

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes Goodrich Corporation’s purchases of its common stock for the quarter ending June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (2)	the Plans or Programs (2)
April 2004	—	—	N/A	N/A
May 2004	5,032	$29.06	N/A	N/A
June 2004	—	—	N/A	N/A

Total	5,032	$29.06	N/A	N/A

(1)	The issuer purchases during the period covered by this report represent shares delivered to Goodrich by employees to pay withholding taxes due upon vesting of a restricted stock award and the payout of a long-term incentive plan award.

(2)	In connection with the exercise and vesting of stock option and restricted stock awards and payout of long-term incentive plan awards, Goodrich from time to time accepts delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options, the vesting of restricted stock awards or the payout of long-term incentive plan awards. Goodrich does not otherwise have any plan or program to purchase its common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2004 Annual Meeting of Shareholders was held on April 27, 2004 at 10:00 a.m. Eastern time at Goodrich Corporation’s headquarters in Charlotte, North Carolina. As described in the 2004 Proxy Statement, the following actions were taken:

•	The eleven nominees for director were elected.

•	The appointment of Ernst & Young LLP as independent auditors for the year 2004 was ratified.

The votes were as follows:

For Director:

	Number of	Number of
	Shares	Shares
	Voted For	Vote Withheld
Diane C. Creel	106,597,408	1,865,279
George A. Davidson, Jr.	105,609,753	2,852,934
Harris E. DeLoach, Jr.	105,482,303	2,980,384
James J. Glasser	105,478,727	2,983,962
James W. Griffith	105,433,711	3,028,976
William R. Holland	104,935,243	3,527,444
Marshall O. Larsen	105,079,116	3,383,571
Douglas E. Olesen	105,842,886	2,619,801
Alfred M. Rankin, Jr.	104,168,200	4,294,487
James R. Wilson	106,908,423	1,554,264
A. Thomas Young	105,475,810	2,986,877

For ratification of independent auditors:

102,490,005 shares voted for; 1,094,637 shares voted against; and 4,878,045 shares abstained from voting. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Form of Award Letter for 2004 Stock-Based Compensation Awards to Executive Officers.

Exhibit 10.2	Directors Deferred Compensation Plan.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

(b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2004	GOODRICH CORPORATION

/s/ ULRICH SCHMIDT

Ulrich Schmidt
Executive Vice President and Chief Financial Officer

/s/ ROBERT D. KONEY, JR

Robert D. Koney, Jr.
Vice President & Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Form of Award Letter for 2004 Stock-Based Compensation Awards to Executive Officers.

Exhibit 10.2	Directors Deferred Compensation Plan.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.