Form 10-Q
period 2004-09-30
GOODRICH CORP
filed 2004-11-04
CIK 42542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x]  No [   ]

     As of September 30, 2004, there were 118,931,857 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Goodrich Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Goodrich Corporation and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
November 2, 2004

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$1,166.5	$1,063.9	$3,462.6	$3,252.6
Operating costs and expenses:
Cost of sales	853.5	785.2	2,548.8	2,504.7
Selling and administrative costs	201.2	170.8	595.1	533.3
Restructuring and consolidation costs	3.8	6.1	8.7	43.8

	1,058.5	962.1	3,152.6	3,081.8

Operating Income	108.0	101.8	310.0	170.8
Interest expense	(35.7)	(38.9)	(108.8)	(117.1)
Interest income	1.0	0.3	2.3	5.4
Other income (expense) — net	(10.9)	(9.8)	(40.6)	(24.9)

Income from continuing operations before income taxes and trust distributions	62.4	53.4	162.9	34.2
Income tax expense	(12.5)	(16.7)	(43.6)	(10.4)
Distributions on trust preferred securities	—	(2.7)	—	(7.9)

Income From Continuing Operations	49.9	34.0	119.3	15.9
Income from discontinued operations — net of taxes	—	—	—	62.4
Cumulative effect of change in accounting	—	—	16.2	(0.5)

Net Income	$49.9	$34.0	$135.5	$77.8

Basic Earnings Per Share:
Continuing operations	$0.42	$0.29	$1.01	$0.14
Discontinued operations	—	—	—	0.52
Cumulative effect of change in accounting	—	—	0.13	—

Net Income	$0.42	$0.29	$1.14	$0.66

Diluted Earnings Per Share:
Continuing operations	$0.41	$0.29	$1.00	$0.13
Discontinued operations	—	—	—	0.53
Cumulative effect of change in accounting	—	—	0.13	—

Net Income	$0.41	$0.29	$1.13	$0.66

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2004	2003
Current Assets
Cash and cash equivalents	$345.5	$378.4
Accounts and notes receivable, less allowances for doubtful receivables ($24.9 at September 30, 2004; $28.2 at December 31, 2003)	683.5	608.5
Inventories	1,084.1	964.2
Deferred income taxes	83.2	53.3
Prepaid expenses and other assets	88.8	82.7

Total Current Assets	2,285.1	2,087.1

Property, plant and equipment – net	1,124.4	1,175.9
Prepaid pension	214.3	219.5
Goodwill	1,258.6	1,259.5
Identifiable intangible assets – net	489.0	484.7
Deferred income taxes	26.6	22.9
Other assets	597.0	640.3

Total Assets	$5,995.0	$5,889.9

Current Liabilities
Short-term bank debt	$1.0	$2.7
Accounts payable	428.4	414.5
Accrued expenses	746.8	648.2
Income taxes payable	309.2	259.9
Current maturities of long-term debt and capital lease obligations	2.3	75.6

Total Current Liabilities	1,487.7	1,400.9

Long-term debt and capital lease obligations	2,030.6	2,136.6
Pension obligations	652.0	642.0
Postretirement benefits other than pensions	312.6	319.2
Other non-current liabilities	215.4	197.7
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 132,491,022 shares at September 30, 2004, and 131,265,173 shares at December 31, 2003 (excluding 14,000,000 shares held by a wholly-owned subsidiary at each date)	662.5	656.3
Additional paid-in capital	1,069.5	1,035.8
Income retained in the business	107.4	42.4
Accumulated other comprehensive income (loss)	(128.6)	(126.1)
Unearned compensation	—	(1.4)
Common stock held in treasury, at cost (13,559,165 shares at September 30, 2004, and 13,539,820 shares at December 31, 2003)	(414.1)	(413.5)

Total Shareholders’ Equity	1,296.7	1,193.5

Total Liabilities And Shareholders’ Equity	$5,995.0	$5,889.9

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Nine Months
	Ended
	September 30,
	2004	2003
Operating Activities
Income from continuing operations	$119.3	$15.9
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Restructuring and consolidation:
Expenses	8.5	43.8
Payments	(22.6)	(37.8)
Asset impairments	0.2	86.1
Depreciation and amortization	165.3	163.6
Stock-based compensation expense (income)	13.8	(0.1)
Loss on extinguishment of debt	3.1	—
Deferred income taxes	(31.0)	8.4
Payment-in-kind interest income	—	(4.3)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(72.8)	59.8
Change in receivables sold, net	—	(6.6)
Inventories	(106.3)	(15.5)
Other current assets	(2.1)	10.9
Accounts payable	13.0	(75.6)
Accrued expenses	110.1	41.4
Income taxes payable	41.0	59.7
Tax benefit on non-qualified options	2.9	—
Other non-current assets and liabilities	(2.5)	(10.9)

Net Cash Provided By Operating Activities	239.9	338.8

Investing Activities
Purchases of property, plant and equipment	(82.4)	(75.0)
Proceeds from sale of property, plant and equipment	9.7	5.4
Proceeds from payment-in-kind notes	—	151.9
Payments received (made) in connection with acquisitions, net of cash acquired	(0.5)	26.6

Net Cash Provided (Used) By Investing Activities	(73.2)	108.9

Financing Activities
Decrease in short-term debt	(2.8)	(379.9)
Proceeds from issuance of long-term debt	—	18.1
Repayment of long-term debt and capital lease obligations	(149.2)	(2.0)
Proceeds from issuance of capital stock	23.0	6.8
Purchases of treasury stock	(0.2)	(0.4)
Dividends	(70.9)	(70.4)
Distributions on trust preferred securities	—	(7.9)

Net Cash Used By Financing Activities	(200.1)	(435.7)
Discontinued Operations
Net cash provided by discontinued operations	—	161.5

Effect of exchange rate changes on cash and cash equivalents	0.5	2.5

Net increase (decrease) in cash and cash equivalents	(32.9)	176.0
Cash and cash equivalents at beginning of period	378.4	149.9

Cash and cash equivalents at end of period	$345.5	$325.9

See notes to unaudited condensed consolidated financial statements.

GOODRICH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A: Basis of Interim Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

As discussed in Note J, our former Avionics business and our former Passenger Restraints Systems business have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to our continuing operations.

Note B: Stock-Based Employee Compensation

During 2004, the Company granted stock options to certain employees and administered an employee stock purchase plan. Effective January 1, 2004, the Company changed its method of accounting for stock-based compensation. The Company adopted the provisions of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) and Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, the Company expensed stock options and the shares issued under its employee stock purchase plan on a modified prospective basis. The expense will be recognized over the period the stock options and shares are earned and vest. Prior periods have not been restated. The adoption reduced before tax income by $2.8 million and $9.4 million for the three and nine months ended September 30, 2004, respectively, as compared to accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).

Prior to January 1, 2004, the Company granted stock options and performance shares to certain employees and administered an employee stock purchase plan. Prior to that date, the stock-based employee compensation was accounted for in accordance with APB No. 25 and no compensation expense was included in net income for stock options or employee stock purchase plan shares.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 for the three and nine months ended September 30, 2003. For purposes of the pro forma disclosures, the estimated fair value of stock options at the date of grant is amortized to expense over the stock option vesting period. Pro forma compensation expense for the employee stock purchase plan awards in a given period includes both the fair value of the option to purchase shares at the date of grant and additional compensation to reflect the discounted purchase price. The grant date fair value of performance shares is amortized to expense over the three-year plan cycle without adjustments for subsequent changes in the market price of the Company’s common stock.

	Three Months	Nine Months
	Ended	Ended
(In millions, except per share amounts)	September 30, 2003	September 30, 2003
Net income, as reported	$34.0	$77.8
Reverse: Stock-based employee compensation expense (income) included in net income, as reported above (net of related tax effects)	1.5	(0.1)
Deduct: Stock-based employee compensation (expense) income determined under fair value method for all awards (net of related tax effects)	(3.9)	(8.1)

Pro forma net income	$31.6	$69.6

Earnings per share:
Basic, as reported	$0.29	$0.66

Basic, pro forma	$0.27	$0.59

Diluted, as reported	$0.29	$0.66

Diluted, pro forma	$0.27	$0.59

The Company recorded income related to stock-based compensation in the nine months ended September 30, 2003 as a result of revisions to the estimated payout on performance share plans.

Note C: Inventories

Inventories consist of:

	September 30,	December 31,
	2004	2003
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$176.2	$185.2
In-process	747.4	644.6
Raw materials and supplies	257.6	241.6

Total	1,181.2	1,071.4
Less:
Reserve to reduce certain inventories to LIFO	(41.0)	(40.6)
Progress payments and advances	(56.1)	(66.6)

Total	$1,084.1	$964.2

The preproduction and excess-over-average in-process inventory balance and deferred engineering costs recoverable under long-term contractual arrangements, which are included in in-process inventory, were $253.1 million and $214.7 million as of September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004, the Company revised the accounting treatment of a technology development grant from a non-U.S. government entity. See Note L. As a result, approximately $16.0 million of funds received under the grant was reclassified from long-term debt and applied against the value of inventory on the Company’s unaudited condensed consolidated balance sheet at September 30, 2004.

The impact of the cumulative effect of change in contract accounting resulted in an increase to the inventory balance of $23.3 million as of January 1, 2004. See Note K.

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

Airframe Systems: Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe Systems also includes the aviation technical services business unit, which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment includes the actuation systems and flight controls business units that were acquired as part of Aeronautical Systems. The actuation systems business unit provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. The actuation systems business unit also provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats. The engineered polymer products business unit provides large-scale marine composite structures, marine acoustic materials, acoustic/vibration damping structures, fireproof composites and high performance elastomer formulations to government and commercial customers.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in millions)
Net customer sales
Airframe Systems	$399.5	$373.6	$1,205.9	$1,171.1
Engine Systems	474.5	420.1	1,422.2	1,267.5
Electronic Systems	292.5	270.2	834.5	814.0

Total sales	$1,166.5	$1,063.9	$3,462.6	$3,252.6

Intersegment sales
Airframe Systems	$11.4	$13.3	$39.3	$44.0
Engine Systems	5.3	7.6	15.1	24.2
Electronic Systems	8.7	7.0	24.6	32.8

Total intersegment sales	$25.4	$27.9	$79.0	$101.0

Segment operating income
Airframe Systems	$27.6	$17.8	$74.0	$62.5
Engine Systems	65.2	63.0	209.0	53.6
Electronic Systems	38.8	37.0	93.5	101.2

	131.6	117.8	376.5	217.3
Corporate general and administrative expenses	(23.6)	(16.0)	(66.5)	(46.5)

Total operating income	$108.0	$101.8	$310.0	$170.8

The Company has five categories of substantially similar products that share common customers, similar technologies and similar end-use applications and share similar risks and growth opportunities. Product categories cross the Company’s Business Segments and do not reflect the management structure of the Company. The Company’s sales by these product categories for the full year 2003, 2002 and 2001 are as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Engine Products & Services	$1,557.5	$1,402.6	$1,705.6
Landing System Products & Services	871.4	962.2	1,075.7
Electrical and Optical Products & Services	707.5	617.2	578.2
Safety Products & Services	339.1	320.8	346.3
Airframe Products & Services	841.6	470.7	333.6
Other Products & Services	65.8	35.0	22.8

Total Sales	$4,382.9	$3,808.5	$4,062.2

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	September 30,	December 31,
	2004	2003
	(Dollars in millions)
Assets
Airframe Systems	$1,699.5	$1,665.8
Engine Systems	2,175.0	2,078.9
Electronic Systems	1,423.5	1,410.9
Corporate	697.0	734.3

Total Assets	$5,995.0	$5,889.9

Note E: Earnings Per Share

The computation of basic and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
(In millions, except	September 30,		September 30,
per share amounts)	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share — income from continuing operations available to common shareholders	$49.9	$34.0	$119.3	$15.9
Denominator:
Denominator for basic earnings per share - weighted-average shares	118.8	117.5	118.5	117.4
Effect of dilutive securities:
Stock options, performance shares, restricted shares and employee stock purchase plan shares	1.8	1.1	1.7	0.6

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	120.6	118.6	120.2	118.0

Earnings per share from continuing operations:
Basic	$0.42	$0.29	$1.01	$0.14

Diluted	$0.41	$0.29	$1.00	$0.13

At September 30, 2004 and 2003, the Company had outstanding stock options for participants to acquire 10.3 million and 11.3 million shares, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the stock options outstanding, options to acquire 4.5 million and 8.4 million shares were anti-dilutive at September 30, 2004 and 2003, respectively.

Note F: Comprehensive Income

Total comprehensive income consists of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in millions)
Net income	$49.9	$34.0	$135.5	$77.8
Other comprehensive income:
Unrealized foreign currency translation adjustments during period	7.9	27.1	11.5	71.9
Gain (loss) on cash flow hedges	(2.8)	2.9	(13.9)	22.7
Gain (loss) on certain investments	—	—	(0.1)	0.3

Total Comprehensive Income	$55.0	$64.0	$133.0	$172.7

Accumulated other comprehensive income consists of the following

	September 30,	December 31,
	2004	2003
	(Dollars in millions)
Cumulative unrealized foreign currency translation adjustments	$134.8	$123.3
Minimum pension liability adjustment	(318.3)	(318.3)
Accumulated gain on cash flow hedges	54.9	68.8
Unrealized gain on certain investments	—	0.1

	$(128.6)	$(126.1)

The minimum pension liability amounts above are net of deferred taxes of $171.4 million. The accumulated gain on cash flow hedges above is net of deferred taxes of $29.4 million and $31.9 million at September 30, 2004 and December 31, 2003, respectively.

Note G: Restructuring and Consolidation Costs

For the three and nine months ended September 30, 2004, the Company recorded restructuring and consolidation charges totaling $3.8 million and $8.7 million, respectively. The charges were recorded across the Company’s segments as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004
	(Dollars in millions)
Airframe Systems	$—	$0.1
Engine Systems	2.1	3.2
Electronic Systems	1.7	5.4

	$3.8	$8.7

Restructuring and consolidation reserves, at December 31, 2003 and September 30, 2004, as well as activity during the nine months ended September 30, 2004, consisted of:

				Asset
	Balance			Impairments	Balance
	December 31,		Cash	and Other	September 30,
	2003	Provision	Payments	Changes	2004
	(Dollars in millions)
Personnel-related costs	$5.3	$6.2	$(8.1)	$1.8	$5.2
Facility closure and other costs	6.0	2.5	(3.8)	(0.6)	4.1

	$11.3	$8.7	$(11.9)	$1.2	$9.3

During the nine months ended September 30, 2004, approximately 160 employees were terminated as part of the personnel-related restructuring activities described below. As of September 30, 2004, the Company expects to spend approximately $2.0 million of the reserve balance, mostly during the fourth quarter of 2004, in connection with the termination of an additional 20 employees. Approximately $1.6 million of the remaining reserve balance relates to expected payments to previously terminated employees for short-term medical and dental coverage, outplacement services and workers’ compensation through the first half of 2005. The reserve balance also includes a $1.6 million provision for certain medical benefit payments for terminated employees at a closed facility.

The $4.1 million balance at September 30, 2004 for facility closure and other costs related primarily to environmental expenses for the closure of several facilities. Approximately $1.0 million of the reserve balance is expected to be spent in the next 12 months. The remaining balance is expected to be spent by the end of December 31, 2009.

The balance, by segment, of the restructuring reserves at December 31, 2003 and September 30, 2004 as well as the activity during the nine months ended September 30, 2004 consisted of:

					Asset
	Balance		Employee	Facility	Impairment	Balance
	December 31,		Termination	Closure	and Other	September 30,
	2003	Provision	Benefits	Costs	Costs	2004
			(Dollars in millions)
Airframe Systems	$5.7	$0.1	$(1.3)	$—	$0.4	$4.9
Engine Systems	1.9	3.2	(1.7)	(1.2)	(0.2)	2.0
Electronic Systems	2.1	5.4	(5.1)	(1.3)	1.3	2.4
Corporate	1.6	—	—	(1.3)	(0.3)	—

	$11.3	$8.7	$(8.1)	$(3.8)	$1.2	$9.3

Restructuring and Consolidation Costs — Provision

The following is a description of key components of the $8.7 million provision for restructuring and consolidation costs incurred during the nine months ended September 30, 2004:

Airframe Systems: The segment recorded $0.1 million in restructuring and consolidation costs, all of which related to personnel costs for employee severance and benefits.

Engine Systems: The segment recorded $3.2 million in restructuring and consolidation costs, consisting of $1.8 million in personnel-related costs, which include severance and benefits, $1.2 million in facility closure costs, and $0.2 million in asset impairments. The $1.2 million in facility closure costs include $0.5 million for machinery and equipment relocation, $0.4 million for employee relocation costs and $0.3 million for plant shutdown costs.

Electronic Systems: The segment recorded $5.4 million in restructuring and consolidation costs, consisting of $3.9 million in personnel-related costs and $1.5 million in facility closure and other costs. The $3.9 million in personnel-related charges are for employee severance, benefits and outplacement services. The $1.5 million in facility closure costs were primarily for relocation of production equipment and data conversion.

Restructuring and Consolidation Costs — Cash Payments

During the nine months ended September 30, 2004, the $11.9 million in cash payments related to employee termination benefits of $8.1 million and facility closure and other costs of $3.8 million.

Restructuring and Consolidation Costs — Asset Impairments and Other Changes

During the nine months ended September 30, 2004, the $1.2 million – net in non-cash asset impairments and other changes included a $1.3 million increase in restructuring reserves related to a business that utilizes contract accounting. The restructuring provision has not yet been reflected in earnings as the amount is currently capitalized into contract costs. An offsetting $0.2 million impairment charge is related to the impairment of production assets at a foreign facility reduced the reserve. The remaining $0.1 million – net is related to foreign currency translation adjustments.

Opening Balance Sheet — Aeronautical Systems Acquisition

During the nine months ended September 30, 2004, no additional provisions were recorded in the opening balance sheet related to the Aeronautical Systems acquisition. Restructuring and consolidation reserves, at December 31, 2003 and September 30, 2004, as well as cash activity during the nine months ended September 30, 2004, consisted of:

				Asset
	Balance			Impairments	Balance
	December 31,		Cash	and Other	September 30,
	2003	Provision	Payments	Changes	2004
	(Dollars in millions)
Personnel-related costs	$11.1	$—	$(8.5)	$1.9	$4.5
Facility closure and other costs	5.2	—	(2.2)	(1.9)	1.1

	$16.3	$—	$(10.7)	$—	$5.6

The balance, by segment, of the opening balance sheet restructuring reserves at December 31, 2003 and September 30, 2004 as well as the activity during the nine months ended September 30, 2004 consisted of:

	Balance	Employee	Employee		Balance
	December 31,	Termination	Relocation	Facility	September 30,
	2003	Benefits	Costs	Closure	2004
	(Dollars in millions)
Engine Systems	$8.9	$(3.6)	$(1.3)	$—	$4.0
Electronic Systems	6.4	(2.6)	(0.5)	(1.8)	1.5
Corporate	1.0	(0.5)	—	(0.4)	0.1

	$16.3	$(6.7)	$(1.8)	$(2.2)	$5.6

During the nine months ended September 30, 2004, approximately 200 employees were terminated as part of the restructuring activities detailed in the above table. As of September 30, 2004, the Company expects to further reduce employment levels by approximately 65 employees as part of those restructuring activities. The remaining reserves will be used for future lease payments related to a redundant facility, costs to return a redundant facility to its original condition and a special early retirement program at an overseas operation.

Note H: Asset Impairments

During the first quarter 2004, the Company recorded a non-cash $7.0 million before tax asset impairment charge to Other Income (Expense) — net resulting in part from insufficient collateral value for a note receivable arising out of the divestiture of a business.

During the first quarter of 2003, the Company recorded a non-cash $79.9 million before tax asset impairment charge, which was reported in Cost of Sales, for the Company’s Super 27 re-engining program, reflecting a revaluation of the assets in light of market conditions. In March 2003, the Company repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the conflict in Iraq and Severe Acute Respiratory Syndrome (SARS) made available more aircraft that compete with or are newer than the Super 27 aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of the Company’s inventory and notes receivable was significantly affected. In the first quarter 2003, based on an independent appraisal and the Company’s assessment of market conditions, the Company wrote-down the carrying value of its inventory to equal the estimated market value of $12.2 million. Also in the first quarter of 2003, the Company wrote-off $0.4 million of related trade receivables and $46.1 million of notes receivable from a receivable obligor. As of September 30, 2004, the Company’s remaining notes receivable balance was $6.6 million. The total carrying value of inventory related to the Super 27 business was $4.6 million at September 30, 2004 and represents the Company’s assessment of the current market value.

During the first quarter 2003, the Company also recorded a non-cash $11.7 million before tax asset impairment charge which was reported in Other Income (Expense) — Net related to its equity investment in Cordiem LLC and a non-cash $6.2 million before tax impairment charge related to rotable landing gear assets which was reported in Cost of Sales.

Note I: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by segment, are as follows:

	Balance	Foreign	Balance
	December 31,	Currency	September 30,
	2003	Translation	2004
	(Dollars in millions)
Airframe Systems	$244.8	$2.5	$247.3
Engine Systems	488.1	3.3	491.4
Electronic Systems	526.6	(6.7)	519.9

	$1,259.5	$(0.9)	$1,258.6

Identifiable intangible assets as of September 30, 2004 are comprised of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$180.8	$56.8	$124.0
Customer relationships	291.0	19.3	271.7
Technology	91.7	2.0	89.7
Non-compete agreements	6.3	4.8	1.5
Sourcing contracts	6.3	4.2	2.1

	$576.1	$87.1	$489.0

Identifiable intangible assets as of December 31, 2003 are comprised of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$162.1	$48.6	$113.5
Customer relationships	288.1	13.5	274.6
Technology	92.2	1.1	91.1
Non-compete agreements	6.6	4.8	1.8
Sourcing contracts	6.2	2.5	3.7

	$555.2	$70.5	$484.7

Amortization of intangible assets for the nine months ended September 30, 2004 was $16.6 million. Amortization expense of these intangible assets for 2005 to 2009 is estimated to be approximately $24 million per year. There were no indefinite lived identifiable intangible assets as of September 30, 2004.

During the nine months ended September 30, 2004, the Company acquired certain aftermarket rights classified as patents, trademarks and licenses for approximately $15 million.

Note J: Discontinued Operations

On March 28, 2003, the Company completed the sale of its Avionics business to L-3 Communications Corporation for $188 million, or $181 million net of fees and expenses. The gain on the sale was $63.0 million after tax, which was reported as Income from Discontinued Operations. The Avionics business marketed a variety of state-of-the-art avionics instruments and systems primarily for general aviation, business jet and military aircraft. The Company’s Passenger Restraints Systems business ceased operations in the first quarter of 2003. Prior periods have been restated to reflect the Avionics and Passenger Restraint Systems businesses as discontinued operations.

The disposition of the former Avionics business and the former Passenger Restraints Systems business each represented the disposal of a component of an entity under Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the revenues, costs and expenses, and cash flows of Avionics and Passenger Restraints Systems have been segregated in the accompanying unaudited condensed consolidated statement of income and unaudited condensed consolidated statement of cash flows.

The following summarizes the results of discontinued operations for Avionics and Passenger Restraints Systems:

Nine Months
Ended
(Dollars in millions)	September 30, 2003
Net customer sales	$24.3

Before tax loss from operations	$(0.9)
Income tax benefit	0.3
Gain on sale of Avionics (net of income tax expense of $39.1 million)	63.0

Income from discontinued operations	$62.4

Note K: Cumulative Effect of Change in Accounting

In conjunction with the Audit Review Committee of the Company’s Board of Directors, management reassessed the application of contract accounting at its aerostructures business. Specifically, consideration was given to whether or not the accounting methods used by the Company were appropriate given the predominance of an alternative method used by peer companies and changes in the nature of contractual relationships with the Company’s customers. Effective January 1, 2004, the Company changed two aspects of the application of contract accounting to preferable methods at its aerostructures business which is included in the Engines Systems segment.

The Company changed its method of accounting for revisions in estimates of total revenue, total costs or extent of progress of a contract from the reallocation method to the cumulative catch-up method. Although both methods are used in practice to account for changes in estimates, American Institute of Certified Public Accounting Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), indicates that the cumulative catch-up method is preferable. A contemporaneous review of accounting policy disclosures of peer companies in the same or similar industry indicated that the cumulative catch-up method was the predominant method of accounting for changes in estimates. The Company believes that consistency in financial reporting with peer companies, as well as with less significant business units within the consolidated group which already use the cumulative catch-up method, will enhance the comparability of financial data. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract.

The Company also changed its accounting for pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in the Company’s original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. This policy was appropriate in the past because aircraft and engine manufacturers typically reimbursed component suppliers directly for pre-certification costs up to an agreed-upon level. Recently, however, aircraft and engine manufacturers have begun to require component suppliers to participate more in the initial design and certification costs for products and are no longer specifically reimbursing non-recurring costs. Instead, the component supplier now typically absorbs these non-recurring costs and recovers those costs over the contract term through the price and margin of its product sales. Under the new policy, which was adopted January 1, 2004, pre-certification costs, including those in excess of original estimated levels, are included in total contract costs used to evaluate overall contract profitability. The Company believes the new method better reflects the substance of its current contractual arrangements and is more consistent with SOP 81-1, which indicates that all direct costs and indirect costs allocable to contracts should be included in the total contract cost.

The impact of the changes in accounting methods was to record a before tax gain of $23.3 million ($16.2 million after tax) as a cumulative effect of a change in accounting representing profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods.

The following table indicates pro forma financial results for the three and nine months ended September 30, 2003, as if these methods of accounting had been in effect.

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	As Reported	Pro forma	As Reported	Pro forma
	(in millions)		(in millions)
Income from continuing operations	$34.0	$30.4	$15.9	$8.5
Net income	$34.0	$30.4	$77.8	$70.4
Earnings per share — net income
Basic	$0.29	$0.26	$0.66	$0.60
Fully-diluted	$0.29	$0.26	$0.66	$0.60

The cumulative effect of a change in accounting, as presented after taxes, in the nine months ended September 30, 2003 of a loss of $0.5 million represents the adoption of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.” The Company established a liability for contractual obligations for the retirement of long-lived assets.

Note L: Financing Arrangements

Credit Facilities

The Company has a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At September 30, 2004, there were no borrowings and $26.1 million in letters of credit outstanding under this facility. At December 31, 2003, there were no borrowings and $17.1 million in letters of credit outstanding under this facility.

The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its consolidated net worth and leverage ratio levels. In addition, the Company’s ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of September 30, 2004, the Company had borrowing capacity under this facility of $473.9 million, after reductions for letters of credit outstanding.

At September 30, 2004, the Company maintained $25 million of uncommitted domestic money market facilities and $22.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of September 30, 2004 and December 31, 2003, there were no borrowings under these facilities. However, as of September 30, 2004, there were $3.1 million of bank guarantees outstanding under the foreign working capital facilities, thus reducing availability by that amount. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

Long-Term Financing

At September 30, 2004, the Company had long-term debt and capital lease obligations of $2,030.6 million with maturities ranging from 2005 to 2046. Current maturities of long-term debt and capital lease obligations at September 30, 2004 were $2.3 million. On August 1, 2004, the Company redeemed $60.0 million principal amount of Special Facilities Airport Revenue Bonds and in May 2004 redeemed $5.9 million principal amount of industrial revenue bonds. During the third quarter 2004, the Company repurchased $15.2 million principal amount of long-term debt securities with stated interest of 6.45% on the open market. Approximately $7.4 million of the long-term debt securities were due in 2007 and approximately $7.8 million were due in 2008. The Company recorded $3.2 million of expenses in other income (expense) – net related to the redemption of the Special Facilities Airport Revenue Bonds and industrial revenue bonds and the open market purchases of long-term debt securities. The earliest maturity of a material long-term debt obligation is December 2007. The Company maintains a shelf registration statement that allows the Company to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

At September 30, 2004, the Company revised the accounting treatment of a technology development grant from a non-U.S. government entity. Prior to the revision, the Company reported the grant as long-term debt. After an analysis of the matter during the third quarter 2004, the Company concluded that the grant provides assistance intended to enhance the profitability of the Company’s operations in order to provide an incentive to conduct operations in such a way as to achieve social or economic objectives. Consequently, the assistance is an element in determining the profit from operations in the period to which the benefit relates. Therefore, the Company revised the accounting for the government grant to reflect the funds received as a reduction of qualifying expenses or reduction of the cost of a qualifying asset. As a result of the Company’s revision of the accounting treatment, long-term debt was reduced by $24.5 million at September 30, 2004. Inventory was reduced by $16.0 million, property, plant and equipment was reduced by $2.1 million and foreign exchange was impacted by $0.2 million. The Company realized a before tax gain of $5.8 million related to qualifying costs which had been expensed in periods prior to the nine months ended September 30, 2004 and a before tax gain of $0.4 related to the nine months ended September 30, 2004.

Note M: Off-Balance Sheet Arrangements

Lease Agreements

The Company finances its use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow the Company to lease equipment having a maximum unamortized value of $90 million at September 30, 2004. At September 30, 2004, $50.8 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $142.5 million at September 30, 2004.

Sale of Receivables

At September 30, 2004, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.3 million at September 30, 2004. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers.

Note N: Derivatives and Hedging Activities

Cash Flow Hedges

The Company has subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys but have significant sales contracts that are denominated in U.S. Dollars. Periodically, the Company enters into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling and Canadian Dollars and Polish Zlotys.

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s condensed consolidated balance sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at September 30, 2004 was $600.9 million. The fair value of the forward contracts at September 30, 2004 was an asset of $84.2 million, of which $56.1 million is recorded in Prepaid Expenses and Other Assets and $28.1 million is recorded in Other Assets.

The total fair value of the forward contracts of $84.3 million (before deferred taxes of $29.4 million), including terminated forward contracts as discussed below, was recorded in Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of September 30, 2004, the portion of the $84.3 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $56.2 million.

In 2003, the Company terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of September 30, 2004, Accumulated Other Comprehensive Income included a gain of $0.1 million related to these terminated contracts that will be reflected in income and sales when the original contracts would have matured.

Fair Value Hedges

In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent senior notes due in 2007. In October 2003, the Company entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on the Company’s 7.50 percent senior notes due in 2008 and the other $50 million swap is on the Company’s 6.45 percent medium-term notes due in 2008. In December 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on its 7.50 percent senior notes due in 2008. The purpose of entering into these swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was an asset (gain) of $2.5 million at September 30, 2004.

Other Forward Contracts

In January 2004, the Company entered into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. As of September 30, 2004, the Company had forward contracts with a notional value of $57.4 million to buy Great Britain Pounds Sterling, contracts with a net notional value of $10.4 million to buy Euros and contracts with a notional value of $1.5 million to buy Canadian Dollars.

Note O: Guarantees

The Company extends financial and product performance guarantees to third parties. As of September 30, 2004, the following environmental remediation and indemnification and financial guarantees were outstanding:

		CARRYING
	MAXIMUM	AMOUNT
	POTENTIAL	OF
(Dollars in millions)	PAYMENT	LIABILITY
Environmental remediation indemnification (Note P)	No limit	$20.2
Financial Guarantees:
TIDES (Note P)	$145.0	$—
Debt and lease payments (Note P)	$2.9	$—
Residual values on leases	$54.6	$—
Executive loans to purchase company stock	$4.5	$—

Prior to the adoption of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), the Company accrued for costs associated with guarantees when it was probable that a liability has been incurred and the amount could be reasonably estimated. The most likely cost to be incurred was accrued based on an evaluation of currently available facts and, where no amount within a range of estimates was more likely, the minimum was accrued. Guarantees extended subsequent to the adoption of FIN 45 will be recorded at fair value.

TIDES

In connection with the Company’s acquisition of Coltec Industries Inc. on July 12, 1999, the Company guaranteed amounts owed by Coltec Capital Trust with respect to the $145 million of outstanding Coltec Capital Trust 5¼% convertible trust preferred securities (TIDES) and have guaranteed Coltec’s performance of its obligations with respect to Coltec’s guarantee of the TIDES and the underlying Coltec convertible junior subordinated debentures. Following the spin-off of the Company’s engineered industrial products (EIP) segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro Industries, Inc., Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or relating to the TIDES after the spin-off.

The Company’s guarantee requires that the Company pay, to the extent not paid by Coltec Capital Trust, distributions or other payments on the TIDES to the extent that Coltec Capital Trust has funds available therefore at such time, and that it pay or perform, to the extent not paid or performed by Coltec, Coltec’s obligations under its guarantee of the TIDES and under the underlying Coltec convertible junior subordinated debentures. The Company’s guarantee is unsecured and is subordinated in right of payment to all of the Company’s senior debt that is currently outstanding or that may be incurred in the future.

The Company’s guarantee will terminate upon full payment of the redemption price for the TIDES, the distribution of the Coltec convertible junior subordinated debentures or full payment of the amounts payable upon liquidation of Coltec Capital Trust.

Debt and Lease Payments

The debt and lease payments primarily represent obligations of the Company under industrial development revenue bonds to finance additions to facilities that have since been divested. Each of these obligations was assumed by a third party in connection with the Company’s divestiture of the related facilities. If the assuming parties default, the Company will be liable for payment of the obligations. The industrial development revenue bonds mature in February 2008.

Residual Value on Leases

Residual value on leases relate to corporate aircraft and production equipment leases pursuant to which the Company is obligated to either purchase the leased equipment at the end of the lease term or remarket the leased equipment. The residual values were established at lease inception. The lease terms for the corporate aircraft mature in 2011 and 2012. The lease term for the production equipment matures in 2005 but may be extended.

Executive Loans to Purchase Company Stock

The executive loans to purchase Company stock are full-recourse bank loans made pursuant to the Company’s Executive Stock Purchase Program (the “Program”). The Company has guaranteed the loans in the event of default, but has recourse to the executives if the Company incurs a loss under the guarantee. Participants in the Program are fully liable for any losses, as well as for the repayment of the loans when they come due. Each of the loans has a maturity date of September 30, 2006, with the exception of one loan to a former officer that matures on March 31, 2005. The Program was suspended effective August 16, 2002, and no further loans may be made under the Program. None of the loans has been modified since the Company suspended the Program.

Service and Product Warranties

The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2004, are as follows:

(Dollars in millions)
Balance at December 31, 2003	$78.6
Service and product warranty provision	22.6
Payments	(15.1)

Balance at September 30, 2004	$86.1

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

Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites for which it has been identified as a potentially responsible party are likely to have a material adverse effect on the Company’s financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s results of operations or cash flows in a given period.

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

The Company’s unaudited condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $89.1 million and $87.8 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, $17.8 million of the $89.1 million accrual was included in current liabilities as Accrued Expenses. Of the $89.1 million, $24.8 million was associated with ongoing operations and $64.3 million was associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation in up to 30 years of all sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

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

The Company believes that it has substantial insurance coverage available to it related to any remaining claims. However, the primary layer of insurance coverage for some of these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan approved by the Illinois Department of Insurance. The Company cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

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

Guarantees

At September 30, 2004, the Company has an outstanding contingent liability for a guarantee of the TIDES of $145 million, guarantees of debt and lease payments of $2.9 million, letters of credit and bank guarantees of $61.3 million, residual value of leases of $54.6 million and executive loans to purchase the Company’s stock of $4.5 million. See Note O.

Potential Contractual Dispute with Northrop Grumman

In connection with the Company’s acquisition of the Aeronautical Systems businesses from TRW Inc. (TRW), certain liabilities and obligations of the Aeronautical Systems businesses were retained by TRW but are being administered by the Company. The Company has submitted claims to Northrop Grumman, which acquired TRW, for reimbursement of several items related to the retained liabilities and obligations. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. The Company is providing additional information to Northrop in order to answer these questions. As of September 30, 2004, the Company had recorded a receivable from Northrop Grumman for approximately $45 million for such claims. During the quarter ended June 30, 2004, Northrop Grumman made a payment of $10 million. Since the payment is subject to an audit of the Company’s claims that amount was recorded as a deposit reflected in Accrued Expenses.

Commercial Airline Customers

Several of the Company’s commercial airline customers are experiencing financial difficulties. The Company performs ongoing credit evaluations on the financial condition of its customers and maintains reserves for uncollectible accounts receivable based upon expected collectibility. Although the Company believes its reserves are adequate, the Company is not able to predict the future financial stability of these customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The extent to which extended payment terms are granted to customers may negatively affect future cash flow.

Super 27 Program

The Company’s aerostructures business unit, included in the Engine Systems segment, included a business to re-engine 727 aircraft to meet sound attenuation requirements and improve their fuel efficiency (Super 27 program). At December 31, 2002, the Company had an investment in the Super 27 program of $105.9 million consisting of $44.7 of inventory and $61.2 million of notes receivable. The inventory included three Super 27 aircraft, seven nacelle kits and other spare parts.

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

As of September 30, 2004, the Company’s remaining notes receivable of $6.6 million represents the present value of expected future cash flows related to those receivables. The total carrying value of inventory related to the Super 27 business was $4.6 million at September 30, 2004 and represents the Company’s assessment of the current market value of the remaining inventory.

Collection of the notes may be negatively affected by adverse developments in the commercial aerospace market. The Company will continue to assess the value of these assets and their ultimate recovery.

Boeing 717

The Company has a long-term contract with Boeing for nacelle systems used on the Boeing 717 aircraft that is accounted for using contract accounting. In the Company’s estimate of contract profitability, the Company has assumed deliveries of aircraft in excess of those for which Boeing has firm orders. Boeing continues to market the aircraft to specific potential customers. During the fourth quarter of 2003, Boeing announced that it lost a major sales campaign which it disclosed in its December 31, 2003 Annual Report on Form 10-K, increasing the possibility that the program could be terminated before attaining the estimated number of deliveries included in our contract revenue and cost estimates. If units delivered fall short of amounts assumed due to program termination or for other reasons, estimates of total contract revenue and cost would change and the Company could recognize a before tax loss on the contract of up to approximately $17 million. The loss, if any, is dependent upon a number of factors, including additional orders received or exercise of existing options from Boeing, timing of deliveries, realization of cost efficiencies related to expected volume and collection of program termination costs should the contract be terminated prematurely.

Tax Litigation

In 2000, Coltec, a former subsidiary of the Company, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, the Company was notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund will also bear interest to the date of payment. As of November 3, 2004, the interest amount was approximately $46.2 million before tax, or $30.0 million after tax. The Government has 90 days following the entry of a final judgment to appeal the decision. If the Government does not appeal the decision or Judge Barden’s decision is ultimately upheld, the Company will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. Upon receipt of these amounts, the Company expects to record net income of approximately $145 million, based on interest through November 3, 2004, and including the release of previously established reserves described below. If the IRS were to appeal the judgment and ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. The Company may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), the Company’s subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases may be scheduled for trial in 2005 and that it will ultimately be successful in these cases. At the time of settlement or final determination by the court, there will be a net cash cost to the Company due at least in part to the reversal of a timing item. The Company believes that its total net cash cost is unlikely to exceed $100 million. The Company is reserved for the estimated liability associated with these cases and as a result, it does not expect a charge to earnings to result from the resolution of these matters.

Note Q: New Accounting Standards

Except as reflected elsewhere, there are no new accounting standards that have been adopted by the Company during the nine months ended September 30, 2004.

Note R: Pensions and Postretirement Benefits

Pensions

The following tables set forth the components of net periodic benefit costs (income) for the three and nine months ended September 30, 2004 and 2003, respectively.

					Other Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
		(Dollars in millions)
Service cost	$9.6	$9.1	$4.9	$1.2	$0.6	$0.6
Interest cost	37.1	36.4	6.3	1.4	1.0	0.8
Expected rate of return on plan assets	(40.6)	(37.3)	(9.5)	(2.2)	(1.0)	(0.8)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	2.5	2.5	—	—	—	—
Amortization of actuarial (gain) loss	11.7	8.8	—	0.1	0.2	0.2

Periodic benefit cost (income)	20.3	19.5	1.7	0.5	0.8	0.8
Settlements and curtailments (gain) loss	—	—	—	—	0.1	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$20.3	$19.5	$1.7	$0.5	$0.9	$0.8

					Other Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
		(Dollars in millions)
Service cost	$28.9	$27.5	$14.9	$12.2	$1.8	$1.4
Interest cost	111.1	109.8	18.9	14.5	2.9	2.2
Expected rate of return on plan assets	(121.9)	(112.7)	(28.6)	(21.8)	(2.7)	(1.8)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	7.3	7.6	—	—	—	—
Amortization of actuarial (gain) loss	33.4	26.8	—	0.1	0.2	0.3

Periodic benefit cost (income)	58.8	59.0	5.2	5.0	2.2	2.1
Settlements and curtailments (gain) loss	—	—	—	—	0.1	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$58.8	$59.0	$5.2	$5.0	$2.3	$2.1

The following table provides the weighted average assumptions used to determine the net periodic benefit costs.

					Other Non-
	U.S. Plans		U.K. Plans		U.S. Plans
	Three and Nine		Three and Nine		Three and Nine
	Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003
Discount rate	6.25%	6.875%	5.75%	6.00%	6.25%	6.35%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.50%	8.43%
Rate of compensation increase	3.63%	3.86%	3.25%	3.25%	3.25%	3.47%

During the nine months ended September 30, 2004, the Company contributed a total of $50 million to its worldwide qualified and nonqualified pension plans. Of that amount, $40.6 million was contributed to the qualified U.S. trust fund. Total contributions in the third quarter 2004 were $8.7 million, of which $5.6 million was contributed to the U.S. trust fund. Total worldwide qualified and nonqualified pension contributions in 2004 are expected to be approximately $55 million.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. As of September 30, 2004, approximately $73 million fair market value of assets were held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of the cash surrender value of split dollar life insurance policies, equities, fixed income securities and cash. The assets of the rabbi trust, not otherwise included in the tables in this section, are available to pay pension benefits to these individuals but are otherwise unavailable to the Company. The assets, other than approximately $30 million which is assigned to certain individuals in the event benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

Postretirement Benefits Other Than Pensions

The following table sets forth the components of net periodic benefit costs (income):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in millions)
Service cost	$0.3	$0.4	$1.0	$1.0
Interest cost	6.3	7.0	18.8	21.1
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(0.1)	—	(0.1)	(0.1)
Amortization of actuarial (gain) loss	0.5	0.6	1.4	1.8

Periodic benefit cost (income)	7.0	8.0	21.1	23.8

Settlements and curtailments (gain) loss	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—

Net benefit cost (income)	$7.0	$8.0	$21.1	$23.8

The following table provides the weighted average assumptions used to determine the net periodic benefit costs.

	Three and Nine Months
	Ended September 30,
	2004	2003
Discount rate	6.25%	6.875%
Healthcare trend rate	10% in 2004 to 5% in 2008	10% in 2003 to 5% in 2007

The payment for retiree health care and life insurance benefits are classified as contributions for reporting purposes and are estimated to be approximately $40 million in 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Company anticipates receipt of federal subsidy payments beginning in 2006 for continuing retiree prescription drug benefits in plans without fixed dollar company contribution limits. Subsidy amounts are assumed to be shared with participants in proportion to applicable premium sharing percentage for each retiree group in each future year. No other assumptions have been changed for this measurement. Effective with the second quarter 2004, the Company has adopted retroactively the Financial Accounting Standards Board Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The effect of the Medicare Act was measured as of January 1, 2004 and is now reflected in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The effect of the Medicare Act is a $34 million reduction on the accumulated postretirement benefit obligation for the Company’s retiree benefit plans as well as a reduction in the net periodic postretirement benefit cost. The effect of the reduction in net periodic postretirement benefit cost is an increase to income from continuing operations of $1.2 million ($0.9 million after tax) and $3.7 million ($2.6 million after tax) for the three and nine months ended September 30, 2004, respectively.

The following table provides the effect of the Medicare Act on the net periodic benefit costs.

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
	(Dollars in millions)
Service cost	$—	$(0.1)
Interest cost	(0.6)	(1.6)
Amortization of actuarial (gain) loss	(0.6)	(2.0)

Net benefit cost (income)	$(1.2)	$(3.7)

Note S: Income Tax Rate

The effective income tax rate from continuing operations was 20.0 percent and 31.3 percent during the three months ended September 30, 2004 and 2003, respectively. The effective tax rate from continuing operations was 26.8 percent and 30.4 percent during the nine months ended September 30, 2004 and 2003, respectively. The Company’s effective tax rate is less than the domestic federal income tax rate primarily due to the effect of lower tax rates in certain foreign jurisdictions, the domestic tax benefit derived through U.S. export activity, and higher research tax credits, offset by changes in the amount of contingent tax liabilities, including interest on such contingent liabilities and a valuation allowance against deferred tax assets relating to certain foreign jurisdiction net operating losses. Additionally, the lower rates during the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 were due to a favorable state tax settlement that generated approximately $6.8 million of income.

On October 22, 2004, the President signed H.R. 4520, the American Jobs Creation Act of 2004 (the Act). The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions.

The Company does not expect the Act, and in particular, the repeal of ETI and its replacement with a Domestic Production Activities deduction to have a material impact on the Company’s income tax provision for the twelve months ended December 31, 2004. The Company is currently analyzing the Act and awaiting FASB guidance to determine whether it will require a revaluation of the Company’s deferred taxes. The Company does not expect that any revaluation, if required, would have a material effect on the Company’s balance sheet.

While the Company is currently studying the impact of the temporary dividends received deduction provisions contained in the Act, as of September 30, 2004 and based on the tax laws in effect at that time, it was the Company’s intention to continue to indefinitely reinvest its undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

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

OVERVIEW

We are one of the largest worldwide suppliers of aerospace components, systems and services to the commercial, regional, business and general aviation markets. We are also a leading supplier of aircraft and satellite systems products to the global military and space markets. Our business is conducted globally with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America, Europe and Asia.

For the third quarter 2004, we reported net income of $50 million, or $0.41 per diluted share. Sales for the third quarter 2004 were $1,167 million. For the third quarter 2003, we reported net income of $34 million, or $0.29 per diluted share. Sales for the third quarter 2003 were $1,064 million. Foreign currency translation was responsible for approximately $21 million of the $103 million increase in sales. The remaining increase resulted primarily from increased original equipment and aftermarket sales for large commercial aircraft, aftermarket sales to the regional and business aircraft markets, and sales of military and space products. Net income for both quarters included certain charges as described in the “Results of Operations” and “Business Segment Performance” sections. In addition, in the first quarter 2004, we changed certain aspects of our contract accounting policy and adopted expensing of stock-based compensation.

Income from continuing operations for the third quarter 2004 included several non-recurring items described below that had an aggregate after tax benefit during the quarter of $7.6 million, or $0.06 per fully diluted share. The items included a favorable state tax settlement that generated approximately $6.8 million of income during the third quarter. This item, along with an expected increase in export activity and higher research tax credits reduced our tax rate from 31.3 percent in the third quarter 2003 to 20.0 percent in the third quarter 2004. Also included in these items were after tax expenses of $3.5 million for debt retirement costs and a reserve for an adverse preliminary administrative ruling in a labor dispute. These items were offset by a $4.3 million after tax benefit from revising the accounting treatment of a technology development grant from a non-US government entity. Foreign currency translation of non-U.S. dollar net expenses had a negligible impact on net income for the third quarter 2004. The third quarter 2004 results include after tax charges for asset impairments and facility closure and headcount reduction actions totaling $2.6 million, or $0.02 per fully diluted share, compared to similar charges of $4.1 million, or $0.03 per fully diluted share, for the third quarter 2003.

For the nine months ended September 30, 2004, we reported net income of $136 million, or $1.13 per diluted share. Sales for the nine months ended September 30, 2004 were $3,463 million. For the nine months ended September 30, 2003, we reported net income of $78 million, or $0.66 per diluted share. Sales for the nine months ended September 30, 2003 were $3,253 million. Foreign currency translation was responsible for approximately $62 million of the $210 million increase in sales. The remaining increase resulted primarily from increased sales of military and space, large commercial aircraft aftermarket and regional, business and general aviation original equipment and aftermarket parts and services. Net income for both periods included certain charges as described in the “Results of Operations” and “Business Segment Performance” sections. In addition, on January 1, 2004, we changed certain aspects of our contract accounting policy and adopted expensing of stock-based compensation.

Income from continuing operations for the nine months ended September 30, 2004, increased $103 million over the nine months ended September 30, 2003. The increase was primarily due to reduced charges for facility closure and headcount reduction actions and reduced asset impairment expenses. Additionally, the 2003 results included a gain on the sale of the Noveon International, Inc. payment-in-kind notes (Noveon PIK Notes) issued to us in connection with the sale of the Performance Materials segment. These items, which totaled $92 million after tax during the nine months ended September 30, 2003, were reduced to $11 million after tax during the nine months ended September 30, 2004. In the nine months ended September 30, 2004, we experienced reduced earnings relating to foreign currency translation of non-U.S. dollar net expenses of approximately $10 million after tax, or $0.09 per diluted share, compared to the nine months ended September 30, 2003. Also in the nine months ended September 30, 2004, we experienced reduced earnings totaling approximately $11 million after tax, or $0.09 per diluted share, compared to the nine months ended September 30, 2003, relating to certain medical expenses, liability insurance premiums, litigation costs and performance-based management incentive compensation expenses. During the nine months ended September 30, 2004, we began expensing stock-based compensation, which reduced our diluted earnings per share by $0.08, and we adjusted our effective tax rate to 26.8 percent, from the 30.4 percent rate in the same period last year. Our tax rate was reduced due to a favorable state income tax settlement of $6.8 million, an expected increase in export activity and higher research tax credits.

We recorded income from discontinued operations of $62 million during the nine months ended September 30, 2003, associated with the gain on the sale of our Avionics business. No income from discontinued operations was recorded during the nine months ended September 30, 2004.

Net cash from operating activities was $240 million in the nine months ended September 30, 2004 and $339 million in the nine months ended September 30, 2003. Net cash from operating activities included tax refunds of $55 million in the nine months ended September 30, 2003. There were net income tax payments during the nine months ended September 30, 2004 of approximately $38 million. Worldwide pension contributions increased from $42 million in the nine months ended September 30, 2003 to $50 million in the nine months ended September 30, 2004. Net cash from operating activities in the nine months ended September 30, 2004 included cash received from the termination of certain life insurance policies of $23 million and a $10 million prepayment from Northrop Grumman for the reimbursement of certain costs incurred by us on behalf of TRW, offset in part by the acquisition of certain aftermarket rights of $15 million. Net cash used by financing activities was $200 million in the nine months ended September 30, 2004 primarily due to the redemption of the $63.5 million of 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS Debentures), the redemption of $60 million of Special Facilities Airport Revenue Bonds, redemption of $5.9 million of industrial revenue bonds and repurchase of $15 million principal value of long-term debt on the open market and common stock dividend payments of $70.9 million. Net cash used by financing activities was $436 million in the nine months ended September 30, 2003 primarily due to the repayment of debt with the proceeds from the sale of the Avionics business and the sale of the Noveon PIK Notes.

Long-term debt and capital lease obligations, including current maturities of long-term debt and capital lease obligations, at September 30, 2004 was $2,033 million compared to $2,212 million at December 31, 2003. At September 30, 2004, we had cash and marketable securities of $346 million as compared to $378 million at December 31, 2003. The reduction in debt and cash and marketable securities from the December 31, 2003 levels resulted primarily from the repayment of the QUIPS Debentures, the redemption of Special Facilities Airport Revenue Bonds and industrial revenue bonds, the repurchase of long-term debt on the open market and the revision of the accounting treatment of a technology development grant from a non-U.S. government entity. Our current outlook anticipates the retirement of approximately $100 million of debt during the fourth quarter 2004, subject to market conditions.

We maintain a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At September 30, 2004, there were no borrowings and $26.1 million in letters of credit outstanding under this facility. At September 30, 2004, we had borrowing capacity under this facility of $473.9 million, after reductions for letters of credit outstanding. At September 30, 2004, we maintained $25 million of uncommitted domestic money market facilities and $22.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At September 30, 2004, there were $3.1 million of bank guarantees outstanding under the foreign working capital facilities, thus reducing the availability by that amount. We maintain a shelf registration that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Our outlook for operating income and earnings per share (EPS) is based upon many external and internal factors that may have a material impact on operating income and EPS. See “Outlook” for a list of certain of these factors. We now expect our 2004 sales to be in the high end of our previously announced range of $4.70 billion to $4.75 billion. Our outlook for fully diluted EPS has now been revised upward to $1.45 to $1.50 per share, including the cost of the early retirement of debt, the favorable impact of the third quarter 2004 state tax settlement and market conditions as noted in “Outlook.” We expect cash flow from operations, minus capital expenditures to exceed net income in 2004. We expect capital expenditures in 2004 to be $140 to $150 million. Refer to “Outlook” for specific assumptions relating to our outlook for 2004.

Our business balance across the aerospace and defense markets continues to be an important strategic aspect of our business. The three major market areas for our products and services each represents around one-third of total sales, and we believe that trends in these markets will have an important impact on future sales. Looking at our September 30, 2004 year-to-date sales by market channel, military and space sales represented 29 percent of sales, total commercial aircraft original equipment sales, including regional, business and general aviation original equipment sales, represented 36 percent of our sales and total commercial aircraft aftermarket sales for these same aircraft and for aircraft heavy maintenance represented 29 percent of sales. Other areas, including industrial gas turbine components, made up the remaining 6 percent. Overall, our aftermarket sales both for commercial aircraft and in the military and space markets represented approximately 50 percent of total sales.

In 2004, we remain focused on improving our operational and financial performance and on specific enterprise-wide goals, including margin improvement and strong cash flow. We continue to invest in new products and systems that are expected to fuel our future growth.

OUTLOOK

2004

We now expect 2004 sales to be at the high end of our previously announced range of $4.70 to $4.75 billion. The 2004 outlook for fully diluted EPS has been revised upward, to $1.45 to $1.50 per share, including actual and expected premiums for the early retirement of debt, the favorable impact of the third quarter 2004 state tax settlement and market conditions as noted below:

•	While 2004 deliveries of Boeing and Airbus large commercial aircraft are expected to be approximately flat when compared to 2003, large commercial aircraft original equipment production rates are expected to increase in 2005. We have begun deliveries to support these higher production rates, which will positively impact our sales during the fourth quarter of 2004. Total sales to the large commercial aircraft manufacturers are now expected to be approximately 5 percent higher in 2004 than they were in 2003.

•	We expect continued capacity growth in the global airline system, as measured by available seat miles (ASMs). Our sales to airlines for large commercial and regional aircraft aftermarket parts and service are expected to grow approximately 6 percent in 2004, compared to 2003. Aftermarket sales in support of regional and business aircraft are expected to grow by 8 to 10 percent in 2004, compared to 2003.

•	Our sales for regional and business new aircraft production are expected to increase by more than 10 percent when compared to 2003.

•	Our military sales (OE and aftermarket) should increase slightly greater than global military budgets, in the 10 percent range, when compared to 2003.

The 2004 outlook for operating income and earnings per share (EPS) is based on many external and internal factors that may have a material impact on projected results, some of which were discussed in detail as part of the 2003 Annual Report on Form 10-K and updated in subsequent Quarterly Reports on Form 10-Q. To the extent that any of the factors highlighted in those filings have changed significantly, they are discussed below:

•	Foreign exchange – We are currently fully hedged for our estimated foreign exchange net expense exposure for the balance of 2004. We continue to expect the unfavorable impact on earnings as a result of foreign currency translation of non-U.S. dollar net expenses for 2004 to be approximately $15 million before tax. This impact occurred during the first half of 2004.

•	Pension expense – Expectations for pension expense have not changed significantly since the outlook provided during the second quarter 2004. We continue to expect 2004 pension costs to decline by approximately $1 to $2 million, when compared to 2003.

•	Certain expenses included in Corporate General & Administrative, Other Income (Expense) and segment operating results – In our 2003 Annual Report on Form 10-K, we indicated that these costs were expected to increase, on a before tax basis, in 2004 by approximately $30 million. As noted in the second quarter 2004 Form 10-Q, this increase is now expected to be approximately $20 to $25 million, including the impact of FASB Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which was implemented in the second quarter 2004.

•	7E7 and A380 research and development expense — Combined research and development expense on these two programs is expected to be higher in 2004 compared to 2003 in support of new awards on the 7E7 and continued development on the A380 program.

•	The current outlook anticipates the retirement of approximately $100 million of debt during the fourth quarter 2004, subject to market conditions. Our current outlook for fully diluted EPS includes the impact of approximately $10 million before tax of premiums related to the early retirement of debt during the fourth quarter 2004.

We expect cash flow from operations, minus capital expenditures, to exceed net income in 2004. We now expect capital expenditures in 2004 to be $140 to $150 million.

The current earnings and cash flow from operations outlook does not include any impact of potential curtailment of production for the Boeing 717 program or resolution of the previously disclosed Rohr and Coltec tax litigation, or of potential contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems from TRW.

2005

From an overall market standpoint, we expect continued growth in each of our market channels during 2005, with the strongest growth expected in the large commercial aircraft original equipment markets as Boeing and Airbus are expected to ramp up their production rates. The aftermarket is expected to grow by approximately 5 percent, based on expectations for global ASM growth, and we expect to experience some moderation in the growth rate of our global military and space markets, compared to 2004.

RESULTS OF OPERATIONS

Changes in Accounting Methods

Effective January 1, 2004, we changed two aspects of the application of contract accounting to preferable methods for our aerostructures business which is included in the Engine Systems segment. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in our original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, will be included in total contract costs used to evaluate overall contract profitability. The impact of the changes in accounting method was to record a before tax gain of $23.3 million ($16.2 million after tax) as a cumulative effect of change in accounting. Had these methods of accounting been in effect during 2003, the segment operating income as previously reported for the Engine Systems segment for the third quarter 2003 would have been $5.4 million lower, the total operating income for the third quarter 2003 would have been $5.4 million lower, segment operating income for the nine months ended September 30, 2003 would have been $11.1 million lower and the total operating income for the nine months ended September 30, 2003 would have been $11.1 million lower.

Also effective January 1, 2004, we changed our method of accounting for stock-based compensation. We previously accounted for stock-based compensation under APB No. 25. We have adopted the provisions of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (FASB No. 123) and Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, we now expense stock options and the shares issued under our employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The adoption of FASB No. 123 reduced before tax income by $2.8 million for the third quarter 2004 and $9.4 million for the nine months ended September 30, 2004.

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. Effective with the second quarter 2004, we adopted retroactively the Financial Accounting Standards Board Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The effect of the Medicare Act has been measured as of January 1, 2004 and is now reflected in our unaudited condensed consolidated financial statements and accompanying notes. The effect of the Medicare Act is a $34 million reduction of the accumulated postretirement benefit obligation for the Company’s retiree benefit plans as well as a reduction in the net periodic postretirement benefit cost. The effect of the reduction in net periodic postretirement benefit cost is an increase to income from continuing operations of $1.2 million ($0.9 million after tax) and $3.7 million ($2.6 million after tax) for the third quarter 2004 and the nine months ended September 30, 2004, respectively.

Quarter Ended September 30, 2004 Compared with the Quarter Ended September 30, 2003

	Quarter Ended
	September 30,
	2004	2003
	(Dollars in millions)
Sales	$1,166.5	$1,063.9

Segment Operating Income	$131.6	$117.8
Corporate General and Administrative Costs	(23.6)	(16.0)

Total Operating Income	108.0	101.8
Net Interest Expense	(34.7)	(38.6)
Other Income (Expense) — net	(10.9)	(9.8)
Income Tax Expense	(12.5)	(16.7)
Distribution on Trust Preferred Securities	—	(2.7)

Income from Continuing Operations	49.9	34.0
Income (Loss) from Discontinued Operations	—	—
Cumulative Effect of an Accounting Change	—	—

Net Income	$49.9	$34.0

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs of $23.6 million for the third quarter 2004 increased $7.6 million, or 47.5 percent, from $16.0 million for the third quarter 2003 primarily due to higher incentive compensation costs including expensing of stock-based compensation, higher tax litigation expenses and higher audit fees. Corporate general and administrative costs as a percentage of sales were 2.0 percent in the third quarter 2004 and 1.5 percent in the third quarter 2003.

Net interest expense decreased $3.9 million, or 10.1 percent, primarily due to a lower debt level in 2004, the favorable effect of interest rate swaps entered into in 2003 and lower bank fees.

Other income (expense) — net increased by $1.1 million, or 11.2 percent, to expense of $10.9 million in the third quarter 2004 from expense of $9.8 million in the third quarter 2003. The increase in expense resulted primarily from $3.1 million of debt premium and unamortized issuance costs expensed in connection with the early retirement of debt offset in part by a $1.6 million gain on the sale of a product line.

Our effective tax rate from continuing operations was 20.0 percent during the third quarter 2004 and 31.3 percent during the third quarter 2003. The lower rate in the third quarter 2004 as compared to the third quarter 2003 was due to a favorable state tax settlement that generated approximately $6.8 million of income in the third quarter 2004, an expected increase in export activity and higher research tax credits.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in millions)
Sales	$3,462.6	$3,252.6

Segment Operating Income	$376.5	$217.3
Corporate General and Administrative Costs	(66.5)	(46.5)

Total Operating Income	310.0	170.8
Net Interest Expense	(106.5)	(111.7)
Other Income (Expense) — net	(40.6)	(24.9)
Income Tax (Expense)	(43.6)	(10.4)
Distribution on Trust Preferred Securities	—	(7.9)

Income from Continuing Operations	119.3	15.9
Income from Discontinued Operations	—	62.4
Cumulative Effect of an Accounting Change	16.2	(0.5)

Net Income	$135.5	$77.8

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs of $66.5 million for the nine months ended September 30, 2004 increased $20.0 million, or 43.0 percent, from $46.5 million for the nine months ended September 30, 2003 primarily due to higher incentive compensation costs including expensing of stock-based compensation, higher tax litigation expenses and higher audit fees. Corporate general and administrative costs as a percentage of sales were 1.9 percent in the nine months ended September 30, 2004 and 1.4 percent in the nine months ended September 30, 2003.

Net interest expense decreased $5.2 million, or 4.7 percent, primarily due to a lower debt level in 2004, lower interest expense on short-term borrowings and the favorable effect of interest rate swaps entered into in 2003. This was offset in part by lower interest income due to the sale of the Noveon PIK Notes in the first quarter of 2003.

Other income (expense) — net increased by $15.7 million, or 63.1 percent, to expense of $40.6 million in the nine months ended September 30, 2004 from expense of $24.9 million in the nine months ended September 30, 2003. The increase in expense resulted from a $7 million impairment of a note receivable in connection with the sale of a business, the absence in the nine months ended September 30, 2004 of the $6.9 million gain on the sale of the Noveon PIK Notes, which was recognized in the first quarter 2003, $4.6 million in costs associated with businesses previously sold, including settlement of a lawsuit and higher life insurance expense, $3.1 million of debt premium and expensing the unamortized issuance costs incurred in connection with the early retirement of debt, $2.1 million of lower income from affiliated companies and $2.5 million of higher minority interest expense offset in part by a $1.6 million gain on the sale of a product line. Included in the first quarter 2003 was the write-off of our equity investment in Cordiem LLC of $11.7 million.

Our effective tax rate from continuing operations was 26.8 percent during the nine months ended September 30, 2004 and 30.4 percent during the nine months ended September 30, 2003. The lower rate in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was due to a favorable state tax settlement in the third quarter 2004, an expected increase in export activity and higher research tax credits.

Income from discontinued operations, after tax, was $62.4 million during the nine months ended September 30, 2003 primarily representing the $63.0 million gain on the sale of the Avionics business. Income from discontinued operations for the Avionics and PRS operating results was a loss of $0.6 million in the nine months ended September 30, 2003. Our PRS business ceased operations in the first quarter of 2003.

Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in our original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, will be included in total contract costs used to evaluate overall contract profitability. The impact of the changes in the accounting method was to record a before tax gain of $23.3 million ($16.2 million after tax) as a cumulative effect of change in accounting in the first quarter 2004.

The cumulative effect of a change in accounting for the nine months ended September 30, 2003 of a loss of $0.5 million, after tax, represents the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” We established a liability for contractual obligations for the retirement of long-lived assets.

BUSINESS SEGMENT PERFORMANCE

Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems. Effective January 1, 2004, we realigned the business units within our three reportable segments. These segments are described in Note D to our unaudited condensed consolidated financial statements. Effective January 1, 2004, the customer services business was transferred from the Airframe Systems segment to the Engine Systems segment to better align our enterprise resources with our global customer base and to streamline the business to support future growth. In addition, the costs and sales associated with products or services provided to customers through the customer services business are allocated to the business providing the product or service rather than allocated to the customer services business. Prior periods have been reclassified to conform to the current year presentation.

An expanded analysis of Net Customer Sales and Operating Income by business segment follows.

In the following tables, segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.

Quarter Ended September 30, 2004 Compared with the Quarter Ended September 30, 2003

	Quarter Ended September 30,
			%	% of Sales
	2004	2003	Change	2004	2003
		(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$399.5	$373.6	6.9
Engine Systems	474.5	420.1	12.9
Electronic Systems	292.5	270.2	8.3

Total Sales	$1,166.5	$1,063.9	9.6

SEGMENT OPERATING INCOME
Airframe Systems	$27.6	$17.8	55.1	6.9	4.8
Engine Systems	65.2	63.0	3.5	13.7	15.0
Electronic Systems	38.8	37.0	4.9	13.3	13.7

Segment Operating Income	$131.6	$117.8	11.7	11.3	11.1

Airframe Systems: Airframe Systems segment sales of $399.5 million in the third quarter 2004 increased $25.9 million, or 6.9 percent, from $373.6 million in the third quarter 2003. The increase was due to the following:

•	Favorable currency translation on non-U.S. dollar sales, primarily in the actuation systems business;

•	Higher sales volume of aircraft wheels and brakes, actuation systems and engineered polymer products; and

•	Increased volume of airframe heavy maintenance services.

Airframe Systems segment operating income increased $9.8 million, or 55.1 percent, from $17.8 million in the third quarter 2003 to $27.6 million in the third quarter 2004. The increase in operating income for the third quarter 2004 as compared to the third quarter 2003 was primarily due to the following:

•	Increased sales volume as noted above for aircraft wheels and brakes, actuation systems, engineered polymer products and airframe heavy maintenance;

•	Favorable income effect of $6 million before tax from the revision of the accounting treatment of a technology development grant from a non-U.S. government entity; and

•	Lower asset impairment, facility closure and headcount reduction charges. There were asset impairment, facility closure and headcount reduction charges of approximately $2.2 million recorded in the third quarter 2003 and none in the third quarter 2004.

These items were partially offset by:

•	Higher new program research and development expenditures, primarily for actuation products; and

•	An unfavorable impact of $2 million before tax for a reserve established as a result of an adverse preliminary administrative ruling in a labor dispute.

Engine Systems: Engine Systems segment sales in the third quarter 2004 of $474.5 million increased $54.4 million, or 12.9 percent, from $420.1 million in the third quarter 2003. The increase was due to the following:

•	Higher aerostructures and cargo systems aftermarket sales volume and higher sales volume for commercial original equipment manufacturers;

•	Favorable currency translation on non-U.S. dollar sales, primarily in the engine controls business;

•	Higher sales volume of turbine fuel engine components, aircraft maintenance, repair and overhaul services (MRO) sales; and

•	Higher sales volume of engine controls components to both the U.S. and various European military customers.

Engine Systems segment operating income increased $2.2 million, or 3.5 percent, from $63.0 million in the third quarter 2003 to $65.2 million in the third quarter 2004. Segment operating income was higher due to:

•	Higher sales volume as described above; and

•	Favorable mix of sales, as spares and MRO sales increased more than the increase in original equipment sales.

The increase in Engine Systems segment operating income was partially offset by:

•	Unfavorable foreign currency translation of the segment’s non-U.S. dollar net expenses; and

•	Higher research and development expenditures.

Electronic Systems: Electronic Systems segment sales of $292.5 million in the third quarter 2004 increased $22.3 million, or 8.3 percent, from $270.2 million in the third quarter 2003. The increase was primarily due to:

•	Higher sales volume of regional and business jet aircraft original equipment and aftermarket products for the de-icing and specialty systems, sensors and aircraft lighting businesses;

•	Higher military and space sales volume for our optical space systems products; and

•	Higher military spares sales volume in our propulsion products business.

Partially offsetting the increase in sales were decreased sales volume in commercial aftermarket products for Boeing and Airbus programs.

Electronic Systems segment operating income increased $1.8 million, or 4.9 percent, from $37.0 million in the third quarter 2003 to $38.8 million in the third quarter 2004. The increase in segment operating income was due to the higher sales volume as described above which was offset partially by:

•	Unfavorable mix from regional and business original equipment and commercial aftermarket sales;

•	Increased investments in research and development costs and bid and proposal costs on potential new programs;

•	Operational inefficiencies in our propulsion products business; and

•	Unfavorable foreign exchange in our lighting and power systems businesses.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

	Nine Months Ended September 30,
			%	% of Sales
	2004	2003	Change	2004	2003
	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$1,205.9	$1,171.1	3.0
Engine Systems	1,422.2	1,267.5	12.2
Electronic Systems	834.5	814.0	2.5

Total Sales	$3,462.6	$3,252.6	6.5

SEGMENT OPERATING INCOME
Airframe Systems	$74.0	$62.5	18.4	6.1	5.3
Engine Systems	209.0	53.6	289.9	14.7	4.2
Electronic Systems	93.5	101.2	(7.6)	11.2	12.4

Segment Operating Income	$376.5	$217.3	73.3	10.9	6.7

Airframe Systems: Airframe Systems segment sales of $1,205.9 million in the nine months ended September 30, 2004 increased $34.8 million, or 3.0 percent, from $1,171.1 million in the nine months ended September 30, 2003. The increase was due to:

•	Favorable currency translation on non-U.S. dollar sales, primarily in the actuation systems business;

•	Higher sales volume of large commercial aircraft wheels and brakes; and

•	Higher sales volume of engineered polymer products.

Partially offsetting the higher sales were decreased sales volumes in military aircraft wheels and brakes, actuation systems and landing gears.

Airframe Systems segment operating income increased $11.5 million, or 18.4 percent, from $62.5 million in the nine months ended September 30, 2003 to $74.0 million in the nine months ended September 30, 2004. The increase in operating income was primarily due to the following:

•	Lower asset impairment, facility closure and headcount reduction charges. Asset impairment, facility closure and headcount reduction charges were $14.9 million for the nine months ended September 30, 2003 and $0.1 million for the nine months ended September 30, 2004; and

•	Favorable income effect of $6 million before tax from the revision of the accounting treatment of a technology development grant from a non-U.S. government entity.

Partially offsetting the increase in segment operating income were the following:

•	Unfavorable foreign exchange translation of non-U.S. dollar net expenses;

•	Higher new program research and development expenditures;

•	Unfavorable impact of $2 million before tax for a reserve established as a result of an adverse preliminary administrative ruling in a labor dispute;

•	Decreased sales volume for military aircraft wheels and brakes; and

•	Unfavorable effect of downward pressure on pricing from commercial customers.

Engine Systems: Engine Systems segment sales in the nine months ended September 30, 2004 of $1,422.2 million increased $154.7 million, or 12.2 percent, from $1,267.5 million in the nine months ended September 30, 2003. The increase was due to the following:

•	Higher aerostructures MRO and aftermarket sales volume;

•	Higher cargo systems engine OE and aftermarket sales volume;

•	Favorable currency translation on non-U.S. dollar sales, primarily in the engine controls business;

•	Increased sales volume of U.S. military original equipment and aftermarket engine controls; and

•	Higher sales volume of turbine fuel engine components for U.S. military and regional aircraft applications and to the power generation market.

The increase was partially offset by lower U.S. military turbomachinery repair sales.

Engine Systems segment operating income increased $155.4 million, or 289.9 percent, from $53.6 million in the nine months ended September 30, 2003 to $209.0 million in the nine months ended September 30, 2004. Segment operating income was higher due to:

•	Non-cash write-downs of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million and the non-cash asset impairment of a facility held for sale in the six months ended June 30, 2003, which did not recur in the nine months ended September 30, 2004. The write-down of the Super 27 re-engining program is described in detail in “Contingencies — Super 27 Program”;

•	Higher sales volume as described above;

•	Favorable mix of sales for aftermarket applications; and

•	Favorable cumulative adjustments for certain aerostructures contracts reflecting improved cost controls and lower contract costs of products outsourced to suppliers.

The increase in Engine Systems segment operating income was partially offset by the following:

•	Increased aerostructures contract costs for certain U.S. military and regional jet applications; and

•	Unfavorable currency translation on non-U.S. dollar costs, primarily in the aerostructures businesses.

Electronic Systems: Electronic Systems segment sales of $834.5 million in the nine months ended September 30, 2004 increased $20.5 million, or 2.5 percent, from $814.0 million in the nine months ended September 30, 2003. The increase was primarily due to higher volume for all of the businesses, except power systems, in regional and business original equipment and aftermarket sales. Partially offsetting the increase in sales were decreases in sales in all our other commercial and military market channels in almost all of our businesses.

Electronic Systems segment operating income decreased $7.7 million, or 7.6 percent, from $101.2 million in the nine months ended September 30, 2003 to $93.5 million in the nine months ended September 30, 2004. Segment operating income was unfavorably affected by:

•	The decline in sales volume of commercial original equipment and aftermarket and military original equipment;

•	Weaker product mix in the commercial aftermarket;

•	Unfavorable costs from operating inefficiencies in our propulsion products and optical and space businesses; and

•	Increased investments in research and development costs and bid and proposal costs on potential new programs.

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

Cash

At September 30, 2004, we had cash and marketable securities of $345.5 million, as compared to $378.4 million at December 31, 2003.

Credit Facilities

We have a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At September 30, 2004, there were no borrowings and $26.1 million in letters of credit outstanding under this facility. At December 31, 2003, there were no borrowings and $17.1 million in letters of credit outstanding under this facility.

The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our consolidated net worth and leverage ratio levels. In addition, our ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of September 30, 2004, we had borrowing capacity under this facility of $473.9 million, after reductions for letters of credit outstanding.

At September 30, 2004, we maintained $25 million of uncommitted domestic money market facilities and $22.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of September 30, 2004 and December 31, 2003, there were no borrowings under these facilities. However, as of September 30, 2004 there were $3.1 million of bank guarantees outstanding under the foreign working capital facilities, thus reducing availability by that amount. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

Long-Term Financing

At September 30, 2004, we had long-term debt and capital lease obligations of $2,030.6 million with maturities ranging from 2005 to 2046. Current maturities of long-term debt and capital lease obligations at September 30, 2004 were $2.3 million. On August 1, 2004, we redeemed $60.0 million principal amount of Special Facilities Airport Revenue Bonds and in May 2004 redeemed $5.9 million principal amount of industrial revenue bonds. During the third quarter of 2004, we repurchased $15.2 million principal amount of long-term debt securities with stated interest of 6.45% on the open market. Approximately $7.4 million of the long-term debt securities were due in 2007 and approximately $7.8 million were due in 2008. We recorded $3.2 million of expenses in other income (expense) – net related to the redemption of the Special Facilities Airport Revenue Bonds and industrial revenue bonds and the open market purchases of long-term debt securities. We also revised the accounting for a technology development grant from a non-U.S. government entity resulting in a reduction of long-term debt of $25 million which had no cash impact. The earliest maturity of a material long-term debt obligation is December 2007. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Our current outlook anticipates the retirement of approximately $100 million of debt during the fourth quarter 2004, subject to market conditions.

Off-Balance Sheet Arrangements

We utilize several forms of off-balance sheet financing arrangements. At September 30, 2004, these arrangements included:

	Undiscounted
	Minimum
	Future Lease	Receivables
	Payments	Sold
	(Dollars in millions)
Tax Advantaged Operating Leases	$50.8
Standard Operating Leases	142.5

	$193.3

Short-term Receivables		$97.3

Lease Agreements

We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease equipment having a maximum unamortized value of $90 million at September 30, 2004. At September 30, 2004, $50.8 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $142.5 million at September 30, 2004.

Sale of Receivables

At September 30, 2004, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.3 million at September 30, 2004. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.

Cash Flow Hedges

We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys, but have significant sales contracts that are denominated in U.S. Dollars. Periodically, we enter into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling, Canadian Dollars, and Polish Zlotys.

The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our condensed consolidated balance sheet at fair value with the net change in fair value reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at September 30, 2004 was $600.9 million. The fair value of the forward contracts at September 30, 2004 was an asset of $84.2 million, of which $56.1 million is recorded in Prepaid Expenses and Other Assets and $28.1 million is recorded in Other Assets.

The total fair value of the forward contracts of $84.3 million (before deferred taxes of $29.5 million), including terminated forward contracts as discussed below, was recorded in Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of September 30, 2004, the portion of the $84.3 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $56.2 million.

In June 2003, we terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.4 million. As of September 30, 2004, Accumulated Other Comprehensive Income included a gain of $0.1 million related to these terminated forward contracts that will be reflected in income and sales when the original forward contracts would have matured.

Fair Value Hedges

In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on our 6.45 percent senior notes due in 2007. In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.50 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. In December 2003, we entered into a $50 million fixed-to-floating interest rate swap on our 7.50 percent senior notes due in 2008. The purpose of entering into these swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was an asset (gain) of $2.5 million at September 30, 2004.

Other Forward Contracts

In January 2004, we entered into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. As of September 30, 2004, we had forward contracts with a notional value of $57.4 million to buy Great Britain Pounds Sterling, contracts with a net notional value of $10.4 million to buy Euros and contracts with a notional value of $1.5 million to buy Canadian Dollars.

Contractual Obligations and Other Commercial Commitments

The following charts reflect our contractual obligations and commercial commitments as of September 30, 2004. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2004	2005-2006	2007-2008	Thereafter
	(Dollars in millions)
Payments Due by Period
Contractual Obligations
Short-Term and Long-Term Debt	$2,031.9	$1.2	$2.1	$686.3	$1,342.3
Capital Lease Obligations	2.1	0.5	1.1	0.2	0.3
Operating Leases	193.4	11.8	66.3	41.0	74.3
Unconditional Purchase
Obligations(1)	32.0	0.6	18.4	13.0	—
Other Long-Term
Obligations	43.3	5.3	36.6	1.4	—

Total	$2,302.7	$19.4	$124.5	$741.9	$1,416.9

Amount of Commitments that Expire per Period
Other Commercial Commitments
Lines of Credit(2)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	61.3	29.8	31.5	—	—
Guarantees(3)	160.9	0.5	13.2	2.2	145.0
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	28.9	3.3	15.0	10.6	—

Total	$251.1	$33.6	$59.7	$12.8	$145.0

(1)	At December 31, 2003, we should have reported $78.7 million of unconditional purchase obligations. We incorrectly reported $155.3 million. It was overstated by $76.6 million at December 31, 2003.

(2)	As of September 30, 2004, we had in place (a) a committed syndicated revolving credit facility which expires in August 2006 and permits borrowing up to a maximum of $500 million; (b) $25 million of uncommitted domestic money market facilities; and (c) $22.2 million of uncommitted and committed foreign working capital facilities. As of September 30, 2004, we had borrowing capacity under our committed syndicated revolving credit facility of $473.9 million, after reductions for outstanding letters of credit. Foreign working capital facilities were reduced by $3.1 million of bank guarantees as of September 30, 2004.

(3)	At December 31, 2003, we should have reported $214.2 million of guarantees. We incorrectly reported $252.6 million. It was overstated by $38.4 million at December 31, 2003. In addition, approximately $45 million of other commercial commitments were reported as guarantees at December 31, 2003.

CASH FLOW

The following table summarizes our cash flow activity for the nine months ended September 30, 2004 and September 30, 2003.

	Nine Months Ended September 30,
Net Cash Provided by (Used by):	2004	2003
	(Dollars in millions)
Operating activities of continuing operations	$239.9	$338.8
Investing activities of continuing operations	$(73.2)	$108.9
Financing activities of continuing operations	$(200.1)	$(435.7)
Discontinued operations	$—	$161.5

Operating Activities of Continuing Operations

Net cash provided by operating activities of continuing operations decreased $98.9 million from $338.8 million during the nine months ended September 30, 2003 to $239.9 million during the nine months ended September 30, 2004. Net cash provided by operating activities of continuing operations in the nine months ended September 30, 2004 included cash received from the termination of certain life insurance policies of $23 million offset in part by the acquisition of certain aftermarket rights of $15 million. Net cash provided by operating activities of continuing operations in the nine months ended September 30, 2003 included tax refunds of $55 million. There were net income tax payments during the nine months ended September 30, 2004 of approximately $38 million. Net cash provided by operating activities of continuing operations was reduced by worldwide pension contributions of $50 million in the nine months ended September 30, 2004 and $42 million in the nine months ended September 30, 2003. Net cash provided by operating activities of continuing operations includes a $10 million payment from Northrop Grumman — see “Contingencies — Potential Contractual Dispute with Northrop Grumman.” Higher working capital, including higher account receivables and inventory, also contributed to lower net cash provided by operating activities of continuing operations in the nine months ended September 30, 2004.

Investing Activities of Continuing Operations

Net cash provided by (used by) investing activities of continuing operations was a use of cash of $73.2 million in the nine months ended September 30, 2004 and an inflow of cash of $108.9 million in the nine months ended September 30, 2003. Net cash used by investing activities of continuing operations for the nine months ended September 30, 2004 included capital expenditures of $82.4 million. Net cash provided by investing activities of continuing operations in the nine months ended September 30, 2003 included proceeds from the sale of the Noveon PIK Notes of $151.9 million offset in part by capital expenditures of $75.0 million.

Financing Activities of Continuing Operations

Net cash used by financing activities of continuing operations was $200.1 million in the nine months ended September 30, 2004, compared to net cash used by financing activities of continuing operations of $435.7 million for the nine months ended September 30, 2003. The balance of the QUIPS of $63.5 million was repaid during the nine months ended September 30, 2004. In addition, we redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds, repurchased $15 million principal amount of long-term debt on the open market and redeemed $5.9 million of industrial revenue bonds during the nine months ended September 30, 2004. Short-term debt was repaid during the nine months ended September 30, 2003 using the net after tax cash proceeds from the sale of our Avionics business and cash proceeds from the sale of the Noveon PIK Notes.

Discontinued Operations

Net cash provided by discontinued operations of $161.5 million in the nine months ended September 30, 2003 included $157.5 million of proceeds from the sale of the Avionics business.

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

Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, we do not believe that future environmental costs in excess of those accrued with respect to sites for which we have been identified as a potentially responsible party are likely to have a material adverse effect on our financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations or cash flows in a given period.

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

Our unaudited condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $89.1 million and $87.8 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, $17.8 million of the $89.1 million accrual was included in current liabilities as Accrued Expenses. Of the $89.1 million, $24.8 million was associated with ongoing operations and $64.3 million was associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation in up to 30 years of all sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

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

We believe that we have substantial insurance coverage available to us related to any remaining claims. However, the primary layer of insurance coverage for some of these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan approved by the Illinois Department of Insurance. We cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

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

In addition to our guarantee of the TIDES, at September 30, 2004, we have an outstanding contingent liability for guarantees of debt and lease payments of $2.9 million, letters of credit and bank guarantees of $61.3 million, residual value of leases of $54.6 million and executive loans to purchase our stock of $4.5 million.

Potential Contractual Dispute with Northrop Grumman

In connection with our acquisition of the Aeronautical Systems businesses from TRW Inc. (TRW), certain liabilities and obligations of the Aeronautical Systems businesses were retained by TRW, but are being administered by us. We have submitted claims to Northrop Grumman, which acquired TRW, for reimbursement of several items related to the retained liabilities and obligations. Northrop has questioned the documentary and contractual support for the claims, and has withheld payment pending resolution of these questions. We are providing additional information to Northrop in order to answer these questions. As of September 30, 2004, we had recorded a receivable from Northrop Grumman for approximately $45 million for such claims. During the quarter ended June 30, 2004, Northrop Grumman made a payment of $10 million of the receivable. Since the payment is subject to an audit of our claims, that amount was recorded as a deposit in Accrued Expenses.

Commercial Airline Customers

Several of our commercial airline customers are experiencing financial difficulties. We perform ongoing credit evaluations on the financial condition of all of our customers and maintain reserves for uncollectible accounts receivable based upon expected collectibility. Although we believe our reserves are adequate, we are not able to predict the future financial stability of these customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on our financial condition, results of operations or cash flows. The extent to which extended payment terms are granted to customers may negatively affect future cash flow.

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

As of September 30, 2004, our remaining balance of notes receivable were $6.6 million. The total carrying value of inventory related to the Super 27 business was $4.6 million at September 30, 2004 and represents our assessment of the current market value of the remaining inventory.

Collection of the notes may be negatively affected by adverse developments in the commercial aerospace market. We will continue to assess the value of these assets and their ultimate recovery.

Boeing 717

We have a long-term contract with Boeing for nacelle systems used on the Boeing 717 aircraft that is accounted for using contract accounting. In our estimate of contract profitability, we have assumed deliveries of aircraft in excess of those for which Boeing has firm orders. Boeing continues to market the aircraft to specific potential customers. During the fourth quarter of 2003, Boeing announced that it lost a major sales campaign which they disclosed in their December 31, 2003 Annual Report on Form 10-K, increasing the possibility that the program could be terminated before attaining the estimated number of deliveries included in our contract revenue and cost estimates. If units delivered fall short of amounts assumed due to program termination or for other reasons, estimates of total contract revenue and cost would change and we could recognize a before tax loss on the contract of up to approximately $17 million. The loss, if any, is dependent upon a number of factors, including additional orders received or exercise of existing options from Boeing, timing of deliveries, realization of cost efficiencies related to expected volume and collection of program termination costs should the contract be terminated prematurely.

Tax Litigation

In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, we were notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund will also bear interest to the date of payment. As of November 3, 2004, the interest amount was approximately $46.2 million before tax, or $30.0 million after tax. The Government has 90 days following the entry of a final judgment to appeal the decision. If the Government does not appeal the decision or Judge Braden’s decision is ultimately upheld, we will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. Upon receipt of these amounts, we expect to record net income of approximately $145 million, based on interest through November 3, 2004, and including the release of previously established reserves described below. If the IRS were to appeal the judgment and ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. Rohr expects that these cases may be scheduled for trial in 2005 and that it will ultimately be successful in these cases. At the time of settlement or final determination by the court, there will be a net cash cost to us due at least in part to the reversal of a timing item. We believe that our total net cash cost is unlikely to exceed $100 million. We are reserved for the estimated liability associated with these cases and as a result, we do not expect a charge to earnings to result from the resolution of these matters.

NEW ACCOUNTING STANDARDS

Except as reflected elsewhere, there are no new accounting standards that have been adopted by us during the nine months ended September 30, 2004.

NEW TAX LAW

On October 22, 2004, the President signed H.R. 4520, the American Jobs Creation Act of 2004 (the Act). The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions.

We do not expect the Act, and in particular, the repeal of ETI and its replacement with a Domestic Production Activities (DPA) deduction to have a material impact on our income tax provision for the twelve months ended December 31, 2004. However, we expect that the transitional repeal of the ETI benefit, which begins in 2005, will increase our 2005 effective tax rate slightly. We are currently analyzing the Act and awaiting Financial Accounting Standards Board guidance to determine whether it will require a revaluation of our deferred taxes. We do not expect that any revaluation, if required, would have a material effect on our balance sheet.

While we are currently studying the impact of the temporary dividends received deduction provisions contained in the Act, as of September 30, 2004 and based on the tax laws in effect at that time, it was our intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

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

Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract. Changes in estimated total revenue and estimated total cost are recognized as business or economic conditions change and the impact on contract profitability is recorded immediately in that period using the cumulative catch-up method. Current revenue does not anticipate higher or lower future prices, but includes units delivered at actual sales prices. Cost includes the estimated cost of the preproduction effort, primarily tooling and design, plus the estimated cost of manufacturing a specified number of production units. The specified number of production units used to establish the profit margin is predicated upon contractual terms adjusted for market forecasts and does not exceed the lesser of those quantities assumed in original contract pricing as adjusted to the date of certification, or those quantities which we now expect to deliver in the timeframe/period assumed in the original contract pricing. Our policies only allow the estimated number of production units to be delivered to exceed the quantity assumed within the original contract pricing when we receive firm orders for additional units or we are required to begin manufacturing of units under contractual production lead time. The timeframe/period assumed in the original contract pricing is generally equal to the period specified in the contract. If the contract is a “life of program” contract, then such period is equal to the time period used in the original pricing model. Option quantities are combined with prior orders when follow-on orders are released.

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

Inventory

Inventoried costs on long-term contracts include certain preproduction costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as “excess-over-average”) during the early years of a contract.

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

Entry Fees-Investment in Risk and Revenue Sharing Programs

Some aerospace customers may negotiate an entry fee, representing a cash investment to acquire a portion of a future revenue stream in a new program. The payment effectively demonstrates our commitment to participate in new product programs and is part of the exclusive supply agreement. In return, we receive a percentage of the product sales in the supply periods after flight certification. Entry fees differ from sales incentives, as entry fees are an investment in a program that will generate a benefit from the total sales of the program, not just sales from our products, while capitalized sales incentives are recovered during the contract period of our products pursuant to a specific guarantee of recovery by the customer. Entry fees are recognized as Other Assets and amortized on a straight-line basis over the program’s useful life following certification, which approximates 20 years. The value of the investment is evaluated for impairment based on the criteria in “Identifiable Intangible Assets” above. The estimated lives are reviewed periodically based upon the expected program lives as communicated by the customer.

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

Important factors that could cause actual results to differ include, but are not limited to:

•	the extent to which we are successful in integrating Aeronautical Systems in a manner and a timeframe that achieves expected cost savings and operating synergies;

•	potential contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the nature, extent and timing of our proposed restructuring and consolidation actions and the extent to which we are able to achieve savings from these actions;

•	the possibility of additional restructuring and consolidation actions beyond those previously announced by us;

•	demand for and market acceptance of new and existing products, such as the Airbus A380, the Boeing 7E7, the Joint Strike Fighter, the Embraer 190 and the Boeing 717;

•	our ability to extend our contracts with Boeing relating to the 7E7 beyond the initial contract periods;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	threats and events associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the impact of Severe Acute Respiratory Syndrome (SARS) or other airborne respiratory illnesses on global travel;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	the payment of premiums by us in connection with the early retirement of debt;

•	the resolution of tax litigation involving Coltec Industries Inc and Rohr, Inc.;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

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

At September 30, 2004, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $3.7 million. At September 30, 2004, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $63.6 million. The fair value of these forward contracts was $84.2 million at September 30, 2004. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

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

Item 5. Other Information

(a)	The Company’s independent auditor, Ernst & Young LLP (E&Y), has recently notified the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board and the Company that certain non-audit work E&Y previously performed in China, for the Company and other companies, has raised questions regarding E&Y’s independence with respect to its performance of audit services. With respect to the Company, prior to March 2001 an affiliated firm of E&Y performed tax calculation and tax return preparation services and made tax payments in China for representative offices of one of the Company’s subsidiaries. The payment of these taxes involved the custody of Company funds, which is not permitted under SEC auditor independence rules. These services were discontinued in March 2001. The Audit Review Committee of the Company’s Board of Directors has reviewed the facts surrounding these services provided by E&Y. The Company and the Audit Review Committee have concluded that E&Y’s independence was not impaired by the performance of these services in view of the de minimis fees paid to E&Y (e.g., $2,000 in 2001), the ministerial nature of the actions performed by E&Y, and the fact that the representative offices and subsidiary involved were not material to the Company’s consolidated financial statements. E&Y has also concluded that its independence was not impaired. The Company continues to monitor the SEC’s consideration of this matter.

Item 6. Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2004	GOODRICH CORPORATION
/s/ ULRICH SCHMIDT
Ulrich Schmidt
Executive Vice President and Chief Financial Officer

/s/ SCOTT E. KUECHLE
Scott E. Kuechle
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