Form 10-K
period 2004-12-31
GOODRICH CORP
filed 2005-02-28
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-892

GOODRICH CORPORATION
(Exact name of registrant as specified in its charter)

New York (State of incorporation)	34-0252680 (I.R.S. Employer Identification No.)

Four Coliseum Centre 2730 West Tyvola Road Charlotte, North Carolina (Address of principal executive offices)	28217 (Zip Code)
Registrant’s telephone number, including area code: (704) 423-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $5 par value	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:     None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
The aggregate market value of the voting stock, consisting solely of common stock, held by nonaffiliates of the registrant as of June 30, 2004 was $3.8 billion.
The number of shares of common stock outstanding as of January 31, 2005 was 119,568,200.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement dated March 7, 2005 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

PART I

Item 1.	Business
Overview
We are one of the largest worldwide suppliers of components, systems and services to the commercial, regional, business and general aviation markets. We are also a leading supplier of systems and products to the global military and space markets. Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America, Europe and Asia.
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
Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations consist of the Engineered Industrial Products segment, which was spun-off to shareholders in May 2002, the Avionics business, which was divested in March 2003, and the Passenger Restraints business, which ceased operating during the first quarter of 2003.
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
Subsequent to the acquisition, we submitted claims to Northrop Grumman Space & Mission Systems Corp. (“Northrop Grumman”), which acquired TRW, for reimbursement of certain liabilities and obligations that were retained by TRW under the Master Agreement of Purchase and Sale (Purchase Agreement), but which were administered by us after the closing. We entered into a partial settlement with Northrop Grumman on December 27, 2004. Under the terms of the partial settlement agreement, Northrop Grumman paid us $99 million to settle certain claims that were made against it under the Purchase Agreement relating to customer warranty and other contract claims for products designed, manufactured or sold by TRW prior to the acquisition, as well as certain other miscellaneous claims.
Under the terms of the settlement agreement, except as described below, we have, among other things:

•	assumed certain liabilities associated with future customer warranty and other contract claims for products designed, manufactured or sold by TRW prior to the acquisition;

•	released Northrop Grumman from any additional claims that may be made by us against it relating to such liabilities; and

•	released Northrop Grumman from certain claims for damages arising in connection with a breach by TRW of its representations, warranties and pre-acquisition covenants under the Purchase Agreement.
The settlement agreement does not release Northrop Grumman from any claims that we may have against it relating to the A380 actuation systems development program and certain other liabilities retained by TRW under the Purchase Agreement.
As a result of the partial settlement, we recorded a charge of $23.4 million to Cost of Sales representing the amount by which our estimated undiscounted future liabilities plus our receivable from Northrop Grumman for these matters exceeded the settlement amount.
Discontinued Operations

Sale of the Avionics Business
On March 28, 2003, we completed the sale of our Avionics business to L-3 Communications Corporation for $188 million, or $181 million net of fees and expenses. The gain on the sale was $63 million after tax, which was reported as income from discontinued operations. The Avionics business marketed a variety of state-of-the art avionics instruments and systems primarily for general aviation, business jet and military aircraft. Prior period financial statements have been reclassified to reflect the Avionics business as a discontinued operation.

Passenger Restraint Systems
During the first quarter of 2003, our Passenger Restraint Systems (PRS) business ceased operations. Prior period financial statements have been reclassified to reflect the PRS business as a discontinued operation.

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
The spin-off was recorded as a dividend and resulted in a reduction in shareholders’ equity of $409.1 million representing the recorded value of net assets of the business distributed, including cash of $47 million. The distribution agreement provided for certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed, which adjustments resulted in a cash payment by EnPro to us of $0.6 million.
The $150 million of outstanding Coltec Capital Trust 5 1/4 percent convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations prior to the spin-off remained outstanding as part of the EnPro capital structure following the spin-off. At December 31, 2004, $145 million of the TIDES remained outstanding. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. We have guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us for any costs and liabilities arising under or related to the TIDES after the spin-off.
Business Segments
We have three business segments: Airframe Systems, Engine Systems and Electronic Systems. Effective January 1, 2004, the customer services business unit that primarily supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems was transferred from the Airframe Systems segment to the Engine Systems segment. Also effective January 1, 2004, costs and sales associated with products or services provided to customers through the customer services business are reflected in the business providing the product or service rather than the customer services business. Segment financial results and amounts for prior periods have been reclassified to reflect the new organization and reclassified to conform to the current year presentation.
For financial information about the sales, operating income and assets of our segments, as well as the sales attributable to our five product categories, see Note O to our Consolidated Financial Statements.
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

Engine Systems
Engine Systems includes the aerostructures business unit, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems, engine controls and customer services business units, which were acquired as part of Aeronautical Systems. The cargo systems business unit produces fully integrated main deck and lower lobe cargo systems for wide body aircraft. The engine controls business unit provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems. The customer services business unit primarily supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems.

Electronic Systems
Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensor systems that measure and manage aircraft fuel and monitor oil debris, engine and transmission, and structural health. The segment’s products also include ice detection systems, test equipment, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems, laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats, and crew and attendant seating. The power systems business unit, which was acquired as part of Aeronautical Systems, provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. Also acquired as part of Aeronautical Systems was the hoists and winches business unit, which provides airborne hoists and winches used on both helicopters and fixed wing aircraft, and a business that produces engine shafts primarily for helicopters.

Customers
We serve a diverse group of customers worldwide in the commercial, military, regional, business and general aviation markets and in the global military and space markets. We market our products, systems and services directly to our customers through an internal marketing and sales force.
In 2004, 2003 and 2002, direct and indirect sales to the United States government totaled approximately 20 percent, 19 percent and 20 percent, respectively, of consolidated sales. Indirect sales to the United States government include a portion of the direct and indirect sales to Boeing referred to in the preceding paragraph.
In 2004, 2003 and 2002, direct and indirect sales to Airbus S.A.S. (Airbus) totaled approximately 16 percent, 14 percent and 13 percent, respectively, of consolidated sales. In 2004, 2003 and 2002, direct and indirect sales to The Boeing Company (Boeing) totaled approximately 13 percent, 17 percent and 20 percent, respectively, of consolidated sales.
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

System	Market Segments(1)	Major Non-Captive Competitors(2)

Airframe Systems
Flight Control Actuation	Large Commercial/ Military	Parker Hannifin Corporation; United Technologies Corporation; Smiths Group plc; Liebherr-Holding GmbH; Moog Inc.
Heavy Airframe Maintenance	Large Commercial	TIMCO Aviation Services, Inc.; SIA Engineering Company Limited; Singapore Technologies Engineering Ltd.; Lufthansa Technik AG; PEMCO Aviation Group, Inc.
Landing Gear	Large Commercial/ Military	Messier-Dowty (a member company of Snecma (3)); Liebherr-Holding GmbH; Héroux-Devtek
Wheels and Brakes	Large Commercial/ Business	Honeywell International Inc.; Messier-Bugatti (a subsidiary of Snecma (3)); Aircraft Braking Systems Corporation; Dunlop Standard Aerospace Group plc., a division of Meggitt plc.

Engine Systems
Cargo Systems	Large Commercial	Telair International (a subsidiary of Teleflex Incorporated); Ancra International LLC
Turbomachinery Products	Aero and Industrial Turbine Components	Blades Technology; Samsung; Howmet (a division of Alcoa); PZL (a division of United Technologies Corporation); GE Power Systems (a division of General Electric Company)

System	Market Segments(1)	Major Non-Captive Competitors(2)

Engine Controls	Large Commercial/ Military	United Technologies Corporation; BAE Systems plc; Honeywell International Inc.; Argo-Tech Corporation
Turbine Fuel Technologies	Commercial/Military/ Regional & Business	Parker Hannifin Corporation; Woodward Governor Company
Nacelles/ Thrust Reversers	Large Commercial	Aircelle (a subsidiary of Snecma (3)); General Electric Company

Electronic Systems
Aerospace Hoists/ Winches	Military/Large Commercial	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)
Aircraft Crew Seating	Large Commercial/ Business	Ipeco Holdings Ltd; Sicma Aero Seat (a subsidiary of Zodiac S.A.); EADS Sogerma Services (a subsidiary of EADS European Aeronautical Defense and Space Co.); B/EAerospace, Inc.; C&D Aerospace Group
De-Icing Systems	Regional/General Aviation	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.
Ejection Seats	Military	Martin-Baker Aircraft Co. Limited
Evacuation Systems	Large Commercial	Air Crusiers (a subsidiary of Zodiac S.A.)
Fuel and Utility Systems	Large Commercial	Smiths Group plc; Parker Hannifin Corporation
Lighting	Large Commercial/ Business	Honeywell International Inc.; DLE Diehl; Page Aerospace Limited; LSI Luminescent Systems Inc.
Optical Systems	Military/Space	BAE Systems, plc; ITT Industries, Inc.; L-3 Communications Holdings, Inc.; Honeywell International Inc.
Power Systems	Large Commercial	Honeywell International Inc.; Smiths Group plc; United Technologies Corporation
Propulsion Systems	Military	Danaher Corp (Pacific Scientific, McCormick Selph, SDI); Scot, Inc.; Talley Industries
Sensors	Large Commercial/ Military	Honeywell International Inc.; Thales, S.A.; Auxitrol (a subsidiary of Esterline Technologies)

(1)	As used in this table, “Large Commercial” means commercial aircraft with a capacity for 100 or more seats.

(2)	Excludes aircraft manufacturers, airlines and prime military contractors who, in some cases, have the capability to produce these systems internally.

(3)	Snecma refers to Société Nationale d’-tudes et de Construction de Moteurs d’ Aviation.
Backlog
At December 31, 2004, we had a backlog of approximately $3.5 billion, of which approximately 76 percent is expected to be filled during 2005. The amount of backlog at December 31, 2003 was approximately $3.2 billion. Backlog includes fixed, firm contracts that have not been shipped and for which cancellation is not anticipated. Backlog is subject to delivery delays or program cancellations, which are beyond our control.

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
For additional information concerning environmental matters, see “Item 3. Legal Proceedings — Environmental.”
Research and Development
We perform research and development under company-funded programs for commercial products and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Total research and development expense from continuing operations in the years ended December 31, 2004, 2003 and 2002 was $348.3 million, $289.6 million and $190.7 million, respectively. Of these amounts, $99.5 million, $87.9 million, and $47.3 million, respectively, were funded by customers. Research and development expense in 2002 included $12.5 million of in-process research and development expense written-off as part of the Aeronautical Systems acquisition.
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
Human Resources
As of December 31, 2004, we had approximately 14,700 employees in the United States. Additionally, we employed approximately 6,600 people in other countries. We believe that we have good relationships with our employees. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through July 2009. There were no material work stoppages during 2004.
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
For financial information about U.S. and foreign sales and assets, see Note O to our Consolidated Financial Statements.
Certain Business Risks
Our business, financial condition, results of operations and cash flows can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our future success is dependent on demand for and market acceptance of new commercial and military aircraft programs.
We are currently under contract to supply components and systems for a number of new commercial and military aircraft programs, including the Airbus A380 and A350, the Boeing 787 Dreamliner, the Embraer 190 and the Lockheed Martin F-35 Joint Strike Fighter. We have made and will continue to make substantial investments and incur substantial development costs in connection with these programs. We cannot assure you that each of these programs will enter full-scale production as expected or that demand for the aircraft will be sufficient to allow us to recoup our investment in these programs. If any of these programs are not successful, it could have a material adverse effect on our business, financial condition or results of operations.

The market segments we serve are cyclical and sensitive to domestic and foreign economic considerations that could adversely affect our business and financial results.
The market segments in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns in demand. For example, certain of our commercial aviation products sold to aircraft manufacturers have experienced downturns during periods of slowdowns in the commercial airline industry and during periods of weak general economic conditions, as demand for new aircraft typically declines during these periods. Although we believe that aftermarket demand for many of our products may reduce our exposure to these business downturns, we have experienced these conditions in our business in the recent past and may experience downturns in the future.
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
The downturn in the commercial air transport market segment, the lingering impact of the 2001 terrorist attacks, increases in fuel costs and heightened competition from low cost carriers have adversely affected the financial condition of some commercial airlines. Recently, several airlines have declared bankruptcy or indicated that bankruptcy may be imminent. A portion of our sales are derived from the sale of products directly to airlines, and we sometimes provide sales incentives to airlines and record unamortized sales incentives as other assets. If an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline and we may be required to record a charge related to unamortized and unrecoverable sales incentives.

A significant decline in business with Airbus or Boeing could adversely affect our business and financial results.
For the year ended December 31, 2004, approximately 16 percent and 13 percent of our sales were made to Airbus and Boeing, respectively, for all categories of products, including original equipment and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for our defense and space-related products is dependent upon government spending.
Approximately 30 percent of our sales for the year ended December 31, 2004 were derived from the military and space market segments. Included in that category are direct and indirect sales to the United States government, which represented approximately 20 percent of our sales for the year ended December 31, 2004. The military and space market segments are largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending could curtail or enhance our prospects in these market segments, depending upon the programs affected. A change in the level of anticipated new product development costs for military aircraft could negatively impact our business.

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
The aerospace industry in which we operate has been experiencing significant consolidation among suppliers, including us and our competitors, and the customers we serve. Commercial airlines have increasingly been merging and creating global alliances to achieve greater economies of scale and enhance their geographic reach. Aircraft manufacturers have made acquisitions to expand their product portfolios to better compete in the global marketplace. In addition, aviation suppliers have been consolidating and forming alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers and airlines more frequently awarding long-term sole source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers from whom components and systems are purchased. Our business and financial results may be adversely impacted as a result of consolidation by our competitors or customers.

Expenses related to employee and retiree medical and pension benefits may continue to rise.
We have periodically experienced significant increases in expenses related to our employee and retiree medical and pension benefits. Although we have taken action seeking to contain these cost increases, including making material changes to some of these plans, there are risks that our expenses will rise as a result of continued increases in medical costs due to increased usage of medical benefits and medical cost inflation in the United States. Pension expense may increase if investment returns on our pension plan assets do not meet our long-term return assumption, if there are further reductions in the discount rate used to determine the present value of our benefit obligation, or if other actuarial assumptions are not realized.

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

Any product liability claims in excess of insurance may adversely affect us.
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

Any material product warranty obligations may adversely affect us.
Our operations expose us to potential liability for warranty claims made by third parties with respect to aircraft components that have been designed, manufactured, distributed or serviced by us. Any material product warranty obligations could have a material adverse effect on our financial condition, results of operations and cash flows.

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
We are exposed to foreign currency risks that arise from normal business operations. These risks include transactions denominated in foreign currencies and the translation of certain non-functional currency balances of our subsidiaries. Our international operations also expose us to translation risk when the local currency financial statements are translated to U.S. Dollars, our parent company’s functional currency. As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.

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
Information with respect to our significant facilities that are owned or leased is set forth below:

			Approximate
			Number of
Segment	Location	Owned or Leased	Square Feet

Airframe Systems	Everett, Washington(1)	Owned/Leased	962,000
	Cleveland, Ohio	Owned/Leased	445,000
	Troy, Ohio	Owned	405,000
	Wolverhampton, England	Owned	405,000
	Oakville, Canada	Owned/Leased	390,000
	Vernon, France	Owned	273,000
	Miami, Florida	Owned	200,000

			Approximate
			Number of
Segment	Location	Owned or Leased	Square Feet

Engine Systems	Chula Vista, California	Owned	1,835,000
	Riverside, California	Owned	1,162,000
	Neuss, Germany	Owned/Leased	380,000
	Birmingham, England	Owned	377,000
	Foley, Alabama	Owned	343,000
	Toulouse, France	Owned/Leased	302,000
	Singapore, Singapore	Owned	300,000
	Arkadelphia, Arkansas	Owned	275,000
	Jamestown, North Dakota	Owned	272,000
	West Hartford, Connecticut	Owned	262,000
Electronic Systems	Danbury, Connecticut	Owned	523,000
	Aurora, Ohio(2)	Leased	300,000
	Burnsville, Minnesota	Owned	253,000
	Vergennes, Vermont	Owned	211,000
	Phoenix, Arizona	Owned	206,000

(1)	Although three of the buildings are owned, the land at this facility is leased.

(2)	The building in Aurora is leased until July 31, 2005. We have transferred all of the manufacturing at this facility to other sites. The remaining support functions will be relocated to a new site prior to the end of the lease.
Our headquarters operation is in Charlotte, North Carolina. In May 2000, we leased approximately 110,000 square feet for an initial term of ten years, with two five-year options to 2020. The offices provide space for the corporate headquarters as well as the headquarters of our Engine Systems and Electronic Systems segments.
We and our subsidiaries are lessees under a number of cancelable and non-cancelable leases for real properties, used primarily for administrative, maintenance, repair and overhaul of aircraft, aircraft wheels and brakes and evacuation systems and warehouse operations and for certain equipment.
In the opinion of management, our principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item 3, “Legal Proceedings-Environmental” for a description of proceedings under applicable environmental laws regarding some of our properties.

Item 3.	Legal Proceedings
General
There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flow. From time to time, we are also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed when incurred.

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
Environmental liabilities, including legal costs, are recorded when our liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have recommended a remedy or have committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites.
Our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $88.5 million and $87.8 million at December 31, 2004 and December 31, 2003, respectively. At December 31, 2004 and December 31, 2003, $16.2 million and $17.6 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At December 31, 2004 and December 31, 2003, $29.6 million and $24.9 million, respectively, was associated with ongoing operations and $58.9 million and $62.9 million, respectively, was associated with businesses previously disposed of or discontinued.
The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation in less than 30 years at all sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.
Asbestos
We and a number of our subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers in products, or which may have been present in our facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. We believe that pending and reasonably anticipated future actions, net of anticipated insurance recoveries, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material effect on our results of operations in a given period.
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
In addition, a portion of our primary and excess layers of general liability insurance coverage for some of these claims was provided by insurance subsidiaries of London United Investments plc (KWELM). KWELM is insolvent and in the process of distributing its assets and dissolving. In September 2004, we entered into a settlement agreement with KWELM pursuant to which we agreed to give up our rights with respect to the KWELM insurance policies in exchange for $18.3 million. The settlement amount is subject to increase under certain circumstances. The settlement represents a negotiated payment for our loss of insurance coverage, as we no longer have the KWELM insurance available for claims that would have qualified for coverage. The settlement amount of $18.3 million was recorded as a deferred settlement credit.
Tax
In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November  2, 2004, we were notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund will also bear interest to the date of payment. As of December 31, 2004, the interest amount was approximately $46.6 million before tax, or $30.3 million after tax. A final judgment was entered in this case by the U.S. Court of Federal Claims on February 15, 2005. The Government has until April 18, 2005 to appeal the decision to the United States Court of Appeals for the Federal Circuit. If the Government does not appeal the decision or the trial court judge’s decision is ultimately upheld, we will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, we expect to record net income of approximately $145 million, based on interest through December 31, 2004, and including the release of previously established reserves. If the IRS were to appeal the judgment and ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.
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
Not applicable.
Executive Officers of the Registrant

Marshall O. Larsen, age 56, Chairman, President and Chief Executive Officer
Mr. Larsen joined the Company in 1977 as an Operations Analyst. In 1981, he became Director of Planning and Analysis and subsequently Director of Product Marketing. In 1986, he became Assistant to the President and later served as General Manager of several divisions of the Company’s aerospace business. He was elected a Vice President of the Company and named a Group Vice President of Goodrich Aerospace in 1994 and was elected an Executive Vice President of the Company and President and Chief Operating Officer of Goodrich Aerospace in 1995. He was elected President and Chief Operating Officer and a director of the Company in February 2002, Chief Executive Officer in April 2003 and Chairman in October 2003. Mr. Larsen is a director of Lowe’s Companies, Inc. He received a B.S. in engineering from the U.S. Military Academy and an M.S. in industrial management from the Krannert Graduate School of Management at Purdue University.

Terrence G. Linnert, age 58, Executive Vice President, Administration and General Counsel
Mr. Linnert joined the Company in 1997 as Senior Vice President and General Counsel. In 1999, he was elected to the additional positions of Senior Vice President, Human Resources and Administration, and Secretary. He was elected Executive Vice President, Human Resources and Administration, General Counsel in 2002 and Executive Vice President, Administration and General Counsel in February 2005. Prior to joining Goodrich, Mr. Linnert was Senior Vice President of Corporate Administration, Chief Financial Officer and General Counsel of Centerior Energy Corporation. Mr. Linnert received a B.S. in electrical engineering from the University of Notre Dame and a J.D. from the Cleveland-Marshall School of Law at Cleveland State University.

Ulrich Schmidt, age 55, Executive Vice President and Chief Financial Officer
Mr. Schmidt joined the Company in 1994 as Vice President of Finance for Goodrich Aerospace and served in that capacity until 1999, when he was named Vice President of Finance and Business Development for Goodrich Aerospace. In 2000, Mr. Schmidt was elected Senior Vice President and Chief Financial Officer of the Company. He was elected Executive Vice President and Chief Financial Officer in 2002. Mr. Schmidt received a B.A. in business administration and an M.B.A. in finance from Michigan State University.

Stephen R. Huggins, age 61, Senior Vice President, Strategy and Business Development
Mr. Huggins joined the Company in 1988 as Group Vice President, Specialty Products. He later served as Group Vice President, Engine and Fuel Systems from 1991 to 1995 and as Vice President — Business Development, Aerospace from 1995 to 1999. In 1999, he was elected Vice President, Strategic Planning and Chief Knowledge Officer. In 2000, Mr. Huggins was elected Senior Vice President, Strategic Resources and Information Technology. In 2003, Mr. Huggins was elected Senior Vice President, Strategy and Business Development. Mr. Huggins received a B.S. in aerospace engineering from Virginia Polytechnic Institute.

Jerry S. Lee, age 63, Senior Vice President, Technology and Innovation
Mr. Lee joined the Company in 1979 as Manager of Engineering Science, Engineered Products Group. He later served as Director of R&D, Goodrich Aerospace from 1983 to 1988, Vice President — Technology from 1989 — 1998 and Vice President — Technology and Innovation from 1998 to 2000. In 2000, Mr. Lee was elected Senior Vice President — Technology and Innovation. Mr. Lee received a B.S. in mechanical engineering and Ph.D. in mechanical engineering from North Carolina State University.

Jennifer Pollino, age 40, Senior Vice President, Human Resources
Ms. Pollino joined the Company in 1992 as an Accounting Manager at Aircraft Evacuation Systems and since that time has served in a variety of positions, including Controller of Aircraft Evacuation Systems from 1995 to 1998, Vice President, Finance of the Safety Systems from 1999 to 2000, Vice President and General Manager of Aircraft Seating Products from 2000 to 2001, President and General Manager of Turbomachinery Products from 2001 to 2002 and President and General Manager of the Aircraft Wheels and Brakes from 2002 to 2005. She was elected as Senior Vice President, Human Resources in February 2005. Prior to joining Goodrich, Ms. Pollino served as a Field Accounting Officer for the Resolution Trust Corporation from 1990 to 1992, as Controller of Lincoln Savings and Loan Association from 1987 to 1990 and as an Auditor for Peat Marwick Main & Co. from 1986 to 1987. Ms. Pollino received a B.B.A. in accounting from the University of Notre Dame.

John J. Carmola, age 49, Vice President and Segment President, Engine Systems
Mr. Carmola joined the Company in 1996 as President of the Landing Gear Division. He served in that position until 2000, when he was appointed President of the Engine Systems Division. Later in 2000, Mr. Carmola was elected a Vice President of the Company and Group President, Engine and Safety Systems. In 2002, he was elected Vice President and Group President, Electronic Systems. In 2003, he was elected Vice President and Segment President, Engine Systems. Prior to joining the Company, Mr. Carmola served in various management positions with General Electric Company. Mr. Carmola received a B.S. in mechanical and aerospace engineering from the University of Rochester and an M.B.A. in finance from Xavier University.

Cynthia M. Egnotovich, age 47, Vice President and Segment President, Electronic Systems
Ms. Egnotovich joined the Company in 1986 and served in various positions with the Ice Protection Systems Division, including Controller from 1993 to 1996, Director of Operations from 1996 to 1998 and Vice President and General Manager from 1998 to 2000. Ms. Egnotovich was appointed as Vice President and General Manager of Commercial Wheels and Brakes in 2000. She was elected a Vice President of the Company and Group President, Engine and Safety Systems in 2002. In 2003, she was elected Vice President and Segment President, Electronic

Systems. Ms. Egnotovich received a B.B.A. in accounting from Kent State University and a B.S. in biology from Immaculata College.

John J. Grisik, age 58, Vice President and Segment President, Airframe Systems
Mr. Grisik joined the Company in 1991 as General Manager of the De-Icing Systems Division. He served in that position until 1993, when he was appointed General Manager of the Landing Gear Division. In 1995, he was appointed Group Vice President of Safety Systems and served in that position until 1996 when he was appointed Group Vice President of Sensors and Integrated Systems. In 2000, Mr. Grisik was elected a Vice President of the Company and Group President, Landing Systems. He was elected Vice President and Segment President, Airframe Systems, in 2003. Prior to joining the Company, Mr. Grisik served in various management positions with General Electric Company and United States Steel Company. Mr. Grisik received a B.S., M.S. and D.S. in engineering from the University of Cincinnati and an M.S. in management from Stanford University.

Scott E. Kuechle, age 45, Vice President and Controller
Mr. Kuechle joined the Company in 1983 as a Financial Analyst in the Company’s former Tire Division. He has held several subsequent management positions, including Manager of Planning and Analysis in the Tire Division, Manager of Analysis in Corporate Analysis and Control as well as Director of Planning and Control for the Company’s former Water Systems and Services Group. He was promoted to Director of Finance and Banking in 1994. He was elected Vice President and Treasurer in 1998 and was named Vice President and Controller in September 2004. Mr. Kuechle received a B.B.A. in economics from the University of Wisconsin — Eau Claire in 1981 and an M.S.I.A. in finance from Carnegie-Mellon University.

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

Quarter	High	Low	Dividend

2004
First	$32.60	$26.75	$.20
Second	32.33	27.03	.20
Third	33.33	29.71	.20
Fourth	33.55	29.57	.20
2003
First	$20.05	$13.10	$.20
Second	21.14	12.20	.20
Third	26.48	20.25	.20
Fourth	30.30	24.16	.20
As of December 31, 2004, there were 9,922 holders of record of our common stock.
Our debt agreements contain various restrictive covenants that, among other things, place limitations on the payment of cash dividends and our ability to repurchase our capital stock. Under the most restrictive of these agreements, $531.6 million of income retained in the business and additional capital was free from such limitations at December 31, 2004.
The following table summarizes our purchases of our common stock for the quarter ending December 31, 2004:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate
	(a)		Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number	(b)	Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased(1)	Paid Per Share	Programs(2)	or Programs(2)

October 2004	65	$30.69	N/A	N/A
November 2004	3,232	$29.06	N/A	N/A
December 2004	3,609	$31.78	N/A	N/A

Total	6,906	$30.51	N/A	N/A

(1)	The issuer purchases during the period reflected in the table represent shares delivered to us by employees to pay the exercise price of employee stock options and to pay withholding taxes due upon vesting of a restricted stock award and the payout of a long-term incentive plan award.

(2)	In connection with the exercise and vesting of stock option and restricted stock awards and payout of long-term incentive plan awards, we from time to time accept delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options, the vesting of restricted stock awards or the payout of long-term incentive plan awards. We do not otherwise have any plan or program to purchase our common stock.

Item 6.	Selected Financial Data
Selected Financial Data(a)

	2004(b)(c)(d)	2003(e)	2002(f)	2001(f)	2000(f)

	(Dollars in millions, except per share amounts)
Statement of Income Data:
Sales	$4,724.5	$4,382.9	$3,808.5	$4,062.2	$3,579.4
Operating income	399.8	245.0	358.6	378.8	468.6
Income from continuing operations	156.0	38.5	164.2	172.9	228.0
Net income	172.2	100.4	117.9	289.2	325.9
Balance Sheet Data:
Total assets	$6,217.5	$5,951.5	$6,041.7	$5,219.0	$6,090.7
Long-term debt and capital lease obligations	1,899.4	2,136.6	2,129.0	1,307.2	1,301.4
Mandatorily redeemable preferred securities of trust	—	—	125.4	125.0	124.5
Total shareholders’ equity	1,342.9	1,193.5	932.9	1,361.4	1,228.5
Other Financial Data:
Segment operating income	$492.8	$316.4	$419.2	$440.5	$562.5
Operating cash flow	415.6	553.1	524.2	374.8	168.2
Investing cash flow	(141.1)	57.3	(1,507.8)	(278.1)	(349.4)
Financing cash flow	(358.1)	(525.4)	1,163.6	(925.0)	80.6
Capital expenditures	152.0	125.1	106.1	187.4	133.8
Depreciation and amortization	222.9	219.1	180.8	169.5	111.9
Cash dividends	94.7	94.0	96.9	113.7	117.6
Distributions on trust preferred securities	—	7.9	10.5	10.5	10.5
Per Share of Common Stock:
Income from continuing operations, diluted	$1.30	$0.33	$1.56	$1.62	$2.09
Net income, diluted	1.43	0.85	1.14	2.76	3.04
Cash dividends declared	0.80	0.80	0.88	1.10	1.10
Ratios:
Segment operating income as a percent of sales (%)	10.4	7.2	11.0	10.8	15.7
Effective income tax rate (%)(g)	21.8	33.0	34.5	33.5	33.1
Other Data:
Common shares outstanding at end of year (millions)	119.1	117.7	117.1	101.7	102.3
Number of employees at end of year(h)	21,300	20,600	22,900	24,000	26,300

(a)	Except as otherwise indicated, the historical amounts presented above have been restated to present our former Performance Materials, Engineered Industrial Products, Avionics, and Passenger Restraints Systems businesses as discontinued operations. We acquired TRW’s Aeronautical Systems business on October 1, 2002. Financial results for Aeronautical Systems have been included subsequent to that date.

(b)	Effective January 1, 2004, the Company changed two aspects of its method of contract accounting for its Aerostructures business. The impact of the changes in accounting methods was to record an after tax gain of $16.2 million ($23.3 million before tax gain) as a Cumulative Effect of a Change in Accounting representing the cumulative profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods. See Note A “Significant Accounting Policies.”

(c)	Effective January 1, 2004, the Company began expensing stock options and the shares issued under its employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The adoption reduced before tax income by $12.1 million, or $7.7 million after tax, for the year ended December 31, 2004. The change in accounting reduced EPS-net income (diluted) by $0.06 per share. See Note V “Stock Based Compensation.”

(d)	The Company entered into a partial settlement with Northrop Grumman on December 27, 2004 in which Northrop Grumman paid the Company approximately $99 million to settle certain claims relating to customer warranty and other contract claims for products designed, manufactured or sold by TRW prior to the acquisition, as well as certain other miscellaneous claims. Under the terms of the settlement, the Company has assumed certain liabilities associated with future customer warranty and other contract claims for these products. The Company recorded a charge of $23.4 million to Cost of Sales, or $14.7 million after tax, representing the amount by which the Company’s estimated undiscounted future liabilities plus its receivable from Northrop Grumman for these matters exceeded the settlement amount. See Note B “Acquisitions and Dispositions.”

(e)	Effective October 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variables Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” and deconsolidated BFGoodrich Capital. As a result, the Company’s 8.3 percent Junior Subordinated Debentures, Series A, held by BFGoodrich Capital (QUIP Debentures) were reported as debt beginning in October 2003 and the corresponding interest payments on such debentures were reported as interest expense. Prior periods have not been restated. On October 6, 2003, we redeemed $63 million of the outstanding Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) and related QUIP Debentures, and on March 2, 2004, we completed the redemption of the remaining $63.5 million of outstanding QUIPS and QUIP Debentures.

(f)	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. At that time, the Company completed its measurement of the goodwill impairment and recognized an impairment of $36.1 million (representing total goodwill of a reporting unit). See Note J “Goodwill and Identifiable Intangible Assets.” Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a period not exceeding 40 years.

(g)	In calculating the Company’s effective tax rate, the Company accounts for tax contingencies according to SFAS 5. See Note N “Income Taxes” and Note X “Contingencies” for a discussion of the Company’s effective tax rate and material tax contingencies.

(h)	Includes employees of our former Performance Materials (through 2000) and Engineered Industrial Products (through 2001) segments and the Avionics and Passenger Restraints Systems (through 2002) businesses, rounded to the nearest hundred.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OUR FORMER AVIONICS BUSINESS, PASSENGER RESTRAINT SYSTEMS BUSINESS (PRS) AND ENGINEERED INDUSTRIAL PRODUCTS SEGMENT HAVE BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO OUR CONTINUING OPERATIONS.
OVERVIEW
We are one of the largest worldwide suppliers of aerospace components, systems and services to the commercial, regional, business and general aviation markets. We are also a leading supplier of systems and products to the global military and space markets. Our business is conducted globally with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America, Europe and Asia.
For the year ended December 31, 2004, we reported net income of $172 million, or $1.43 per diluted share. Sales for the year ended December 31, 2004 were $4,725 million. For the year ended December 31, 2003, we reported net income of $100 million, or $0.85 per diluted share. Sales for the year ended December 31, 2003 were $4,383 million. Foreign currency translation was responsible for approximately $84 million of the $342 million increase in sales. The remaining increase resulted primarily from increased sales of military and space, large commercial aircraft aftermarket and regional, business and general aviation original equipment and aftermarket parts and services. Net income for both periods included certain charges, including charges for the partial settlement with Northrop Grumman related to the acquisition of TRW’s Aeronautical Systems businesses, as described in the “Results of Operations” and “Business Segment Performance” sections. In addition, on January 1, 2004, we changed certain aspects of our contract accounting policy and began expensing stock-based compensation.
Income from continuing operations for the year ended December 31, 2004, increased $118 million over the year ended December 31, 2003. The increase was primarily due to reduced charges for facility closure and headcount reduction actions and reduced asset impairment expenses which totaled $14 million after tax ($0.12 per diluted share) for the year ended December 31, 2004 and $103 million after tax ($0.87 per diluted share) for the year ended December 31, 2003. Also, in the year ended December 31, 2004, we reported a charge for the partial settlement with Northrop Grumman of $15 million after tax, or $0.12 per diluted share, charges for premiums and associated costs related to the early retirement of long-term debt of $10 million after tax, or $0.08 per diluted share, and a charge for the early conclusion of Boeing 717 production of $4 million after tax, or $0.04 per diluted share. The 2003 results included a charge for the early termination of original equipment (OE) deliveries of PW4000 engine nacelle components of $10 million after tax, or $0.08 per diluted share, and a gain on the sale of the Noveon International, Inc. payment-in-kind notes (Noveon PIK Notes) issued to us in 2001 in connection with the sale of the Performance Materials segment of $5 million after tax, or $0.04 per diluted share. These items, which totaled $108 million after tax, or $0.91 per diluted share, during the year ended December 31, 2003, were reduced to $43 million after tax, or $0.36 per diluted share, during the year ended December 31, 2004. In the year ended December 31, 2004, we experienced reduced earnings relating to foreign currency translation of non-U.S. Dollar net expenses of approximately $10 million after tax, or $0.08 per diluted share, compared to the year ended December 31, 2003. Also in the year ended December 31, 2004, we experienced reduced earnings totaling approximately $7 million after tax, or $0.06 per diluted share, compared to the year ended December 31, 2003, relating to certain medical expenses, liability insurance premiums, litigation costs and performance-based management incentive compensation expenses. We also adjusted our effective tax rate to 21.8 percent during the year ended December 31, 2004 compared to 33 percent during the year ended December 31, 2003. The lower rate in the year ended December 31, 2004 as compared to the year ended December 31, 2003 reflected favorable state and foreign tax settlements, adjustments related to state income taxes and finalization of our 2003 federal tax return, offset in part by additional reserves for certain income tax issues.
We recorded income from discontinued operations of $62 million during the year ended December 31, 2003, associated with the gain on the sale of our Avionics business.
Net cash from operating activities was $416 million in the year ended December 31, 2004 and $553 million in the year ended December 31, 2003. Net cash provided by operating activities of continuing operations in the year ended December 31, 2004 included cash received from the partial settlement with Northrop Grumman of $99 million. Worldwide pension contributions increased from $63 million in the year ended December 31, 2003 to $128 million in the year ended December 31, 2004. Net cash from operating activities included tax refunds of $107 million in the year ended December 31, 2003. There were net income tax payments during the year ended December 31, 2004 of approximately $32 million. Net cash from operating activities in the year ended December 31, 2004 included cash received from the termination of certain life insurance policies of $23 million and commutation of a general liability insurance policy of $18 million, offset in part by a reduction of $25 million in receivables sold under our receivables securitization program and the acquisition of certain aftermarket rights of $15 million.
Net cash used by investing activities was $141.1 million in the year ended December 31, 2004, compared to net cash provided by investing activities of $57.3 million in the year ending December 31, 2003. Net cash used by investing activities included $152 million of capital expenditures in the year ended December 31, 2004 as compared with $125 million in the year ended December 31, 2003. Proceeds of $152 million from the sale of the Noveon PIK Notes provided net cash to investing activities in the year ended December 31, 2003.
Net cash used by financing activities was $358 million in the year ended December 31, 2004 which was primarily due to the repurchase of $142 million principal value of long-term debt, the redemption of the $63.5 million of 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS Debentures), the redemption of $60 million of Special Facilities Airport Revenue Bonds, the redemption of $6 million of industrial revenue bonds and common stock dividend payments of $95 million. Net cash used by financing activities was $525 million in the year ended December 31, 2003 primarily due to the repayment of debt with the proceeds from the sale of the Avionics business and the sale of the Noveon PIK Notes.
Long-term debt and capital lease obligations, including current maturities of long-term debt and capital lease obligations, at December 31, 2004 was $1,902 million compared to $2,212 million at December 31, 2003. At December 31, 2004, we had cash and marketable securities of $298 million as compared to $378 million at December 31, 2003. The reduction in debt and cash and marketable securities from the December 31, 2003 levels resulted primarily from the repayment of the QUIPS Debentures, the redemption of Special Facilities Airport Revenue Bonds and industrial revenue bonds, the repurchase of long-term debt and the revision of the accounting treatment of a technology development grant from a non-U.S. government entity.

We maintain a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At December 31, 2004, there were no borrowings and $26 million in letters of credit outstanding under this facility. At December 31, 2004, we had borrowing capacity under this facility of $474 million, after reductions for letters of credit outstanding. At December 31, 2004, we maintained $25 million of uncommitted domestic money market facilities and $21 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2004, there were no borrowings under these facilities. We maintain a shelf registration that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.
Our sales for 2005 are expected to grow about 6 to 8 percent from 2004 levels, to a range of $5 billion to $5.1 billion. Margin growth in excess of the growth in sales is expected to result in diluted earnings per share from continuing operations in the range of $1.60 per share to $1.80 per share, an increase of 23 to 38 percent from the 2004 diluted earnings from continuing operations. We expect cash flow from operations, minus capital expenditures, to exceed 75 percent of net income in 2005. We expect 2005 capital expenditures to be in the range of $190 million to $210 million. Refer to “Outlook” for specific assumptions relating to our outlook for 2005.
Our business balance across the aerospace and defense markets continues to be an important strategic aspect of our business. We believe that trends in these markets will have an important impact on future sales. Looking at our 2004 sales by market channel, military and space sales represented approximately 30 percent of sales, total commercial aircraft original equipment sales, including regional, business and general aviation original equipment sales, represented approximately 29 percent of our sales and total commercial aircraft aftermarket sales for these same aircraft and for aircraft heavy maintenance represented approximately 35 percent of sales. Other areas, including industrial gas turbine components, made up the remaining 6 percent. Overall, our aftermarket sales both for commercial aircraft and in the military and space markets represented approximately 43 percent of total sales.
We are currently under contract to supply components and systems for a number of new commercial and military aircraft programs, including the Airbus A380 and A350, the Boeing 787 Dreamliner, the Embraer 190 and the Lockheed Martin F-35 Joint Striker Fighter, which should fuel consistent long-term growth.
We expect continued growth in our key markets in 2005. In this environment, we are carefully focused on resource allocation to deliver maximum long-term value for all of our stakeholders.
OUTLOOK
Sales for 2005 are expected to grow about 6 to 8 percent from 2004 levels, to a range of $5 billion to $5.1 billion. Margin growth in excess of the growth in sales is expected to result in diluted earnings per share (EPS) from continuing operations in the range of $1.60 per share to $1.80 per share, an increase of 23 to 38 percent from the 2004 diluted EPS from continuing operations. Our outlook assumes an effective tax rate of 32 percent for 2005, compared to 22 percent in 2004.
Our 2005 outlook is based on the following market assumptions:

•	Deliveries of Airbus and Boeing large commercial aircraft are expected to be significantly higher in 2005, compared to 2004. Airbus and Boeing reported actual deliveries for 2004 of 605 aircraft. Their deliveries for 2005 are expected to increase by approximately 11 percent, to about 670 aircraft.

•	Capacity in the global airline system, as measured by available seat miles (ASMs), is expected to continue to grow. We expect global ASM growth of about 5 percent in 2005, compared to 2004. Our sales to airlines for large commercial and regional aircraft aftermarket parts and service are expected to grow approximately in-line with increases in capacity.

•	Total regional and business aircraft production is expected to be relatively flat in 2005, compared to 2004, as deliveries of business jets are expect to increase, offsetting the expected decrease in regional aircraft deliveries.

•	Military sales (OE and aftermarket) are expected to increase roughly in line with global military budgets, which are expected to grow in the low single digit range for 2005, compared to 2004.
We expect cash flow from operations, minus capital expenditures, to exceed 75 percent of net income in 2005. We expect 2005 capital expenditures to be in the range of $190 million to $210 million.
The current earnings and cash flow from operations outlook for 2005 does not include resolution of the previously disclosed Rohr and Coltec tax litigation or any premiums and associated costs, or interest expense savings related to further early retirement of debt during 2005. We currently expect to continue our debt reduction efforts with a target of $150 million to $200 million in debt reduction in 2005.
RESULTS OF OPERATIONS
Changes in Accounting Methods
Effective January 1, 2004, we changed two aspects of the application of contract accounting to preferable methods for our aerostructures business, which is included in the Engine Systems segment. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in our original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, will be included in total contract costs used to evaluate overall contract profitability. The impact of the changes in accounting method was to record a $16.2 million after tax gain ($23.3 million before tax gain) as a Cumulative Effect of Change in Accounting. Had these methods of accounting been in effect during 2003, the segment operating income as previously reported for the Engine Systems segment, as well as our total operating income for the year ended December 31, 2003, would have been $21.4 million lower. Had these methods of accounting been in effect during 2002, the segment operating income as previously reported for the Engine Systems segment, as well as our total operating income for the year ended December 31, 2002, would have been $20.4 million lower.
Also effective January 1, 2004, we changed our method of accounting for stock-based compensation. We previously accounted for stock-based compensation under APB No. 25. We have adopted the provisions of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (FASB No. 123) and Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, we now expense stock options and the shares issued under our employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The adoption of FASB No. 123 reduced before tax income by $12.1 million ($7.7 million after tax, $0.06 per diluted share) for the year ended December 31, 2004.
The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. Effective with the second quarter 2004, we adopted retroactively to January 1, 2004, the Financial Accounting Standards Board Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The effect of the Medicare Act was measured as of January 1, 2004 and is now reflected in our Consolidated Financial Statements. The effect of the Medicare Act is a $34 million reduction of the accumulated postretirement benefit obligation for our retiree benefit plans as well as a reduction in the net periodic postretirement benefit cost. The effect of the reduction in net periodic postretirement benefit cost is an increase to before tax income from continuing operations of $5 million ($3.2 million after tax) for the year ended December 31, 2004.
Partial Settlement with Northrop Grumman
During the fourth quarter 2004, we entered into a $99 million partial settlement agreement with Northrop Grumman relating to our acquisition of TRW’s Aeronautical Systems businesses in October 2002. The partial settlement agreement primarily relates to customer warranty and other contract claims for products that were designed, manufactured or sold by TRW prior to our purchase of Aeronautical Systems. Under the terms of the settlement, we have assumed certain liabilities associated with future customer warranty and other contract claims for these products. The settlement excluded amounts associated with any claims that we may have against Northrop Grumman relating to the Airbus 380 actuation systems development program and certain other liabilities retained by TRW under the acquisition agreement. As a result of the partial settlement, we recorded a liability for the estimated undiscounted future liabilities of $71.7 million that we assumed. We recorded a charge of $23.4 million to Cost of Sales representing the amount by which our estimated undiscounted future liabilities plus our receivable from Northrop Grumman for these matters exceeded the settlement amount. The charge is reflected in the applicable segments’ operating income.
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

	Year Ended
	December 31,

	2004	2003

	(Dollars in millions)
Sales	$4,724.5	$4,382.9

Segment Operating Income	$492.8	$316.4
Corporate General and Administrative Costs	(93.0)	(71.4)

Total Operating Income	399.8	245.0
Net Interest Expense	(139.8)	(149.5)
Other Income (Expense) — Net	(60.7)	(26.3)
Income Tax (Expense)	(43.3)	(22.8)
Distribution on Trust Preferred Securities	—	(7.9)

Income from Continuing Operations	156.0	38.5
Income from Discontinued Operations	—	62.4
Cumulative Effect of Change in Accounting	16.2	(0.5)

Net Income	$172.2	$100.4

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs of $93 million for the year ended December 31, 2004 increased $21.6 million, or 30.3 percent, from $71.4 million for the year ended December 31, 2003 primarily due to higher incentive compensation costs including expensing of stock-based compensation, higher tax litigation expenses and expenses to comply with the Sarbanes-Oxley Act of 2002. Corporate general and administrative costs as a percentage of sales were 2 percent in the year ended December 31, 2004 and 1.6 percent in the year ended December 31, 2003.
Net interest expense decreased $9.7 million, or 6.5 percent, primarily due to a lower debt level in 2004 and the favorable effect of interest rate swaps entered into in 2003. This was offset in part by lower interest income due to the sale of the Noveon PIK Notes in the first quarter of 2003.
Other Income (Expense) — Net increased by $34.4 million, or 130.8 percent, to expense of $60.7 million in the year ended December 31, 2004 from expense of $26.3 million in the year ended December 31, 2003. The increase in expense resulted from $15.1 million for premiums and associated costs related to the early retirement of debt, a $7 million impairment of a note receivable, the absence in the year ended December 31, 2004 of the $6.9 million gain on the sale of the Noveon PIK Notes, which was recognized in the first quarter 2003, $7.9 million in costs associated with businesses previously sold, including settlement of a lawsuit and higher life insurance expense, $2.8 million of lower income from affiliated companies and $1.6 million of higher minority interest expense offset in part by a $1.5 million gain on the sale of a product line. Included in the first quarter 2003 was the write-off of our equity investment in Cordiem LLC of $11.7 million.
Our effective tax rate from continuing operations was 21.8 percent during the year ended December 31, 2004 and 33 percent during the year ended December 31, 2003. The lower rate in the year ended December 31, 2004 as compared to the year ended December 31, 2003 reflected favorable state and foreign tax settlements and adjustments related to state income taxes and to the finalization of our 2003 federal tax return, offset in part by additional reserves for certain income tax issues.
Income from discontinued operations, after tax, was $62.4 million during the year ended December 31, 2003 primarily representing the $63 million gain on the sale of the Avionics business. Income from discontinued operations for Avionics and PRS was a loss of $0.6 million in the year ended December 31, 2003. Our PRS business ceased operations in the first quarter of 2003. Refer to Note W “Discontinued Operations” of the Consolidated Financial Statements.
As noted above, effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain) that was recorded as a Cumulative Effect of Change in Accounting in the first quarter 2004.
The Cumulative Effect of Change in Accounting for the year ended December 31, 2003 of a loss of $0.5 million, after tax, represented the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” We established a liability for contractual obligations for the retirement of long-lived assets.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

	Year Ended
	December 31,

	2003	2002

	(Dollars in millions)
Sales	$4,382.9	$3,808.5

Segment Operating Income	$316.4	$419.2
Corporate General and Administrative Costs	(71.4)	(60.6)

Total Operating Income	245.0	358.6
Net Interest Expense	(149.5)	(73.6)
Other Income (Expense) — Net	(26.3)	(18.1)
Income Tax Expense	(22.8)	(92.2)
Distribution on Trust Preferred Securities	(7.9)	(10.5)

Income from Continuing Operations	38.5	164.2
Income (Loss) from Discontinued Operations	62.4	(10.2)
Cumulative Effect of Change in Accounting	(0.5)	(36.1)

Net Income	$100.4	$117.9

Included in the results from continuing operations for 2003 was increased pension expense, from $35 million in 2002 to $88 million in 2003. The increase in pension expense was primarily due to the weak performance of the U.S. and international equity markets in 2002, in which approximately 50 percent of the U.S. qualified defined benefit pension plans trust assets were invested. Approximately 89 percent of pension expense in 2003 was recorded in segment operating income. Foreign exchange also negatively impacted the financial results in our business segments. In 2003, approximately 10 percent of our revenues and 25 percent of our costs were denominated in currencies other than the U.S. Dollar. Over 95 percent of these net costs were in Euros, Great Britain Pounds Sterling and Canadian Dollars. We hedged a portion of our exposure on an ongoing basis. When the U.S. Dollar weakened, our unhedged net costs rose in U.S. Dollar terms. On a weighted basis, the U.S. Dollar declined about 12.5 percent against these currencies in 2003.
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
Net interest expense increased $75.9 million, or 103.1 percent, primarily due to interest of $58.4 million on the $800 million of long-term debt issued in the fourth quarter of 2002 to partially finance the acquisition of Aeronautical Systems. Net interest expense also increased due to lower interest income of $26.6 million, primarily due to the sale of the Noveon PIK Notes in the first quarter of 2003. Lower short-term debt in 2003 as compared to 2002 somewhat mitigated interest expense by approximately $10 million.
Other Income (Expense) — Net increased by $8.2 million, or 45.3 percent, to expense of $26.3 million in the year ended December 31, 2003 from expense of $18.1 million in the year ended December 31, 2002. The increase in expense resulted from the impairment of our equity investment in Cordiem LLC of $11.7 million in 2003 and the absence in 2003 of an $11.8 million gain on the sale of an intangible asset and a $2.4 million gain from the sale of a portion of an investment in a subsidiary sold in 2002. These items were offset in part by several favorable 2003 items, including a gain on the sale of the Noveon PIK Notes of $6.9 million, favorable foreign exchange of $4.8 million, affiliate income of $4 million and favorable employee benefit and divested operations costs of $3.1 million.
Our effective tax rate from continuing operations was 33 percent during the year ended December 31, 2003 and 34.5 percent during the year ended December 31, 2002. The higher effective tax rate in 2002 compared to 2003 was due to lower tax benefits from export sales expressed as a percentage of income from operations before taxes and trust distributions, a higher incremental U.S. tax on the deemed repatriation of foreign earnings and the write-off of in-process research and development with no tax benefit in 2002. Refer to Note N “Income Taxes” of the Consolidated Financial Statements.
Income (loss) from discontinued operations, after tax, was $62.4 million during the year ended December 31, 2003 primarily representing the $63 million gain on the sale of the Avionics business in the first quarter of 2003. Income (loss) from discontinued operations for the Avionics and PRS operating results was a loss of $0.6 million in the year ended December 31, 2003 and income of $1.7 million in the year ended December 31, 2002. Our PRS business ceased operations in the first quarter of 2003. Also included in income (loss) from discontinued operations was a loss of $12 million in the year ended December 31, 2002 for the Engineered Industrial Products segment, which was spun-off to shareholders on May 31, 2002. A charge of $7.4 million for a court ruling related to an employee benefit matter of a discontinued business and fees and expenses related to the spin-off of the segment contributed to the loss.
The cumulative effect of an accounting change for the year ended December 31, 2003 of a loss of $0.5 million, after tax, represents the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” We established a liability for contractual obligations for the retirement of long-lived assets. The cumulative effect of an accounting change for the year ended December 31, 2002 of a loss of $36.1 million, after tax, represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, we determined that goodwill relating to the Aviation Technical Services (ATS) reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, we recognized an impairment charge, representing total goodwill of the ATS reporting unit. The goodwill write-off was non-deductible for tax purposes.
BUSINESS SEGMENT PERFORMANCE
Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems. Effective January 1, 2004, we realigned the business units within our three reportable segments. These segments are described in Note O “Business Segment Information” to our Consolidated Financial Statements. Effective January 1, 2004, the customer services business unit that supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems was transferred from the Airframe Systems segment to the Engine Systems segment to better align our enterprise resources with our global customer base and to streamline the business to support future growth. In addition, the costs and sales associated with products or services provided to customers through the customer services business are allocated to the business providing the product or service rather than allocated to the customer services business. Prior periods have been reclassified to conform to the current year presentation.

An analysis of Net Customer Sales and Operating Income by business segment follows.
In the following tables, segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.
Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

	Year Ended December 31,

			%	% of Sales

	2004	2003	Change	2004	2003

	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$1,629.7	$1,563.8	4.2
Engine Systems	1,939.6	1,714.9	13.1
Electronic Systems	1,155.2	1,104.2	4.6

Total Sales	$4,724.5	$4,382.9	7.8

SEGMENT OPERATING INCOME
Airframe Systems	$90.1	$79.1	13.9	5.5	5.1
Engine Systems	264.9	97.3	172.3	13.7	5.7
Electronic Systems	137.8	140.0	(1.6)	11.9	12.7

Segment Operating Income	$492.8	$316.4	55.8	10.4	7.2

Airframe Systems: Airframe Systems segment sales of $1,629.7 million in the year ended December 31, 2004 increased $65.9 million, or 4.2 percent, from $1,563.8 million in the year ended December 31, 2003. The increase was due to:

•	Favorable currency translation on non-U.S. Dollar sales and the impact of foreign currency hedge gains, primarily in the actuation systems and landing gear businesses; and

•	Higher sales volume of commercial aircraft wheels and brakes, landing gear and engineered polymer products.
Partially offsetting the higher sales were decreased sales volumes in military aircraft wheels and brakes.
Airframe Systems segment operating income increased $11 million, or 13.9 percent, from $79.1 million in the year ended December 31, 2003 to $90.1 million in the year ended December 31, 2004. The increase in operating income was primarily due to the following:

•	Lower asset impairment, facility closure and headcount reduction charges. Asset impairment, including rotable landing gear, facility closure and headcount reduction charges were $17.4 million for the year ended December 31, 2003 and $2 million for the year ended December 31, 2004;

•	Increase in sales volume as described above;

•	Lower operating costs; and

•	Favorable income effect of $6 million before tax from the revision of the accounting treatment of a technology development grant from a non-U.S. government entity.
Partially offsetting the increase in segment operating income were the following:

•	Unfavorable foreign exchange translation of non-U.S. Dollar net expenses primarily in the actuation systems and landing gear businesses;

•	Higher new program research and development expenditures primarily in the actuation systems business;

•	A charge of $9.2 million for the partial settlement with Northrop Grumman; and

•	Unfavorable effect of downward pressure on pricing from commercial customers.
Engine Systems: Engine Systems segment sales in the year ended December 31, 2004 of $1,939.6 million increased $224.7 million, or 13.1 percent, from $1,714.9 million in the year ended December 31, 2003. The increase was due to the following:

•	Higher aerostructures maintenance, repair and overhaul (MRO), engine OE and aftermarket sales volume;

•	Higher cargo systems aftermarket sales volume;

•	Favorable currency translation on non-U.S. Dollar sales and the impact of foreign currency hedge gains, primarily in the engine controls business;

•	Increased sales volume of U.S. military original equipment and aftermarket engine controls; and

•	Higher sales volume of turbine fuel engine components for U.S. military and regional aircraft applications and to the power generation market.
The increase was partially offset by lower U.S. military turbomachinery repair sales.
Engine Systems segment operating income increased $167.6 million, or 172.3 percent, from $97.3 million in the year ended December 31, 2003 to $264.9 million in the year ended December 31, 2004. Segment operating income was higher due to:

•	The absence in 2004 of non-cash write-downs of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million and non-cash asset impairment charges related to a facility held for sale of $24.4 million, which were recorded in 2003;

•	The absence in 2004 of a $15.1 million charge associated with early termination of original equipment deliveries of Pratt & Whitney PW4000 engine nacelle components, which was recorded in 2003;

•	Higher sales volume as described above; and

•	Favorable mix of sales for aftermarket applications.
The increase in Engine Systems segment operating income was partially offset by the following:

•	A charge of $10.6 million for the partial settlement with Northrop Grumman;

•	Increased aerostructures contract costs for certain commercial, military and regional jet applications;

•	A charge in 2004 of $6.8 million related to the early conclusion of Boeing 717 production;

•	Increased new program development costs for the aerostructures and engine controls businesses; and

•	Unfavorable currency translation of non-U.S. Dollar costs, primarily in the aerostructures business.

Electronic Systems: Electronic Systems segment sales of $1,155.2 million in the year ended December 31, 2004 increased $51 million, or 4.6 percent, from $1,104.2 million in the year ended December 31, 2003. The increase was primarily due to:

•	Increased sales volume for all businesses for the regional and business OE and aftermarket markets; and

•	Increased sales volume in military and space OE in our optical and space systems, power systems and sensor systems businesses.
The increase in Electronic Systems segment sales was partially offset by the following:

•	Lower military aftermarket sales volume in our sensor systems and fuel and utility systems businesses; and

•	Lower commercial OE sales volume in our aircraft interior products, lighting systems and power businesses and lower commercial aftermarket sales volume in our fuel and utility systems and power systems businesses.
Electronic Systems segment operating income decreased $2.2 million, or 1.6 percent, from $140 million in the year ended December 31, 2003 to $137.8 million in the year ended December 31, 2004. Segment operating income was unfavorably affected by:

•	The decline in sales volume of commercial OE and aftermarket discussed above;

•	A charge of $3.6 million for the partial settlement with Northrop Grumman;

•	Unfavorable costs resulting from operating inefficiencies in our propulsion products and optical and space businesses;

•	Less favorable product mix in our fuel and utility systems business;

•	Unfavorable currency translation of non-U.S. Dollar costs in our lighting systems and power systems businesses; and

•	Increased research and development costs and bid and proposal costs on potential new programs.
The decrease in operating income was partially offset by lower restructuring costs. Restructuring costs for the year ended December 31, 2004 were $7.7 million, compared to $9 million for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

	Year Ended December 31,

			%	% of Sales

	2003	2002	Change	2003	2002

	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$1,563.8	$1,390.1	12.5
Engine Systems	1,714.9	1,466.0	17.0
Electronic Systems	1,104.2	952.4	15.9

Total Sales	$4,382.9	$3,808.5	15.1

SEGMENT OPERATING INCOME
Airframe Systems	$79.1	$102.5	(22.8)	5.1	7.4
Engine Systems	97.3	168.9	(42.4)	5.7	11.5
Electronic Systems	140.0	147.8	(5.3)	12.7	15.5

Segment Operating Income	$316.4	$419.2	(24.5)	7.2	11.0

Airframe Systems: Airframe Systems segment sales of $1,563.8 million in the year ended December 31, 2003 increased $173.7 million, or 12.5 percent, from $1,390.1 million in the year ended December 31, 2002. The increase was primarily due to the sales associated with the acquisition of the Aeronautical Systems businesses in this segment, which represented approximately $311 million in sales for the first nine months of 2003.
The increase in sales was offset in part by the following:

•	Lower sales volume for landing gear OE;

•	Lower sales volume for wheel and brake repair services; and

•	Lower sales volume for airframe heavy maintenance.
Airframe Systems segment operating income decreased $23.4 million, or 22.8 percent, from $102.5 million in the year ended December 31, 2002 to $79.1 million in the year ended December 31, 2003. The decrease in operating income for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to the following:

•	Higher asset impairments in the year ended December 31, 2003 of $17.4 million, including rotable landing gears, facility closure and headcount reductions as compared to $3.6 million in the year ended December 31, 2002;

•	Lower profit from decreased sales for landing gear, wheel and brake repair services and airframe heavy maintenance;

•	Increased pension expense, unfavorable foreign exchange, and an impairment charge related to the Boeing 767 program in 2003; and

•	A favorable insurance settlement in the year ended December 31, 2002 that did not recur in the year ended December 31, 2003.
These items were partially offset by:

•	Increased profit from higher sales of aftermarket wheels and brakes;

•	A charge for inventory, capitalized sales incentive and supplier termination costs relating to the Fairchild Dornier 728 and 928 programs in the year ended December 31, 2002 that did not recur in the year ended December 31, 2003;

•	A charge of $26.8 million for the inventory step-up adjustment related to the acquisition of Aeronautical Systems in the year ended December 31, 2002. The inventory for the Aeronautical Systems business in the Airframe Systems segment was increased to record the inventory at its fair market value at the time of the acquisition. Subsequent sale of the acquired inventory increased cost of sales and reduced our profit margin; and

•	A charge of $12.5 million for in-process research and development in the year ended December 31, 2002. The charge reflects the valuation of the actuation and flight controls business in-process research and development projects that had not reached technical feasibility and had no alternative future use.
Engine Systems: Engine Systems segment sales in the year ended December 31, 2003 of $1,714.9 million increased $248.9 million, or 17 percent, from $1,466 million in the year ended December 31, 2002. The increase was due to the following:

•	Sales associated with the acquisition of the Aeronautical Systems businesses in this segment, which represented approximately $290 million for the first nine months of 2003; and

•	Higher sales of aerostructures military and MRO businesses.
The increase in Engine Systems segment sales was partially offset by:

•	Lower aerostructures OE and aftermarket spares sales; and

•	Declines in demand for industrial gas turbine components resulting in lower sales of engine components and fuel delivery systems.
Engine Systems segment operating income decreased $71.6 million, or 42.4 percent, from $168.9 million in the year ended December 31, 2002 to $97.3 million in the year ended December 31, 2003. Segment operating income was lower due to:

•	Non-cash write-downs of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million and the $24.4 million non-cash asset impairment of a facility held for sale in the year ended December 31, 2003;

•	A $15.1 million charge for a contract termination for the PW4000 engine nacelles in the year ended December 31, 2003;

•	A favorable reserve adjustment of $7 million related to the implementation of a new SAP system at aerostructures in the year ended December 31, 2002 that did not recur in the year ended December 31, 2003; and

•	Reduced volume, higher initial costs for the next generation 747 cargo systems introduced in the first quarter 2003 and higher pension cost.
The decrease in Engine Systems segment operating income was partially offset by:

•	Contract loss provisions on five contracts of $26.8 million in the aerostructures business in the year ended December 31, 2002 that did not recur in the year ended December 31, 2003. The loss provisions resulted from increased overhead rates, due in part to a lower manufacturing base as volume declined consistent with the lower level of aircraft production rates;

•	A charge of $24.1 million for the inventory step-up adjustment related to the acquisition of Aeronautical Systems in the year ended December 31, 2002. The inventory for the Aeronautical Systems business in the Engine Systems segment was increased to record the inventory at its fair market value at the time of the acquisition. Subsequent sale of the acquired inventory increased cost of sales and reduced our profit margin;

•	Lower restructuring and consolidation and other asset impairment costs in the year ended December 31, 2003 of $6.5 million as compared to $26.1 million in the year ended December 31, 2002; and

•	Cost controls in the aerostructures and engine components businesses reflecting the benefit from prior downsizings.
Electronic Systems: Electronic Systems segment sales of $1,104.2 million in the year ended December 31, 2003 increased $151.8 million, or 15.9 percent, from $952.4 million in the year ended December 31, 2002. The increase was primarily due to:

•	Sales associated with the acquisition of the Aeronautical Systems businesses in this segment, which represented approximately $154 million for the first nine months of 2003; and

•	Higher sales volume in propulsion products, sensor systems and lighting systems.
Partially offsetting the increase in sales were decreased sales volume for evacuation slides and seats, fuel monitoring systems and optical and space systems.
Electronic Systems segment operating income decreased $7.8 million, or 5.3 percent, from $147.8 million in the year ended December 31, 2002 to $140 million in the year ended December 31, 2003. The decrease in segment operating income was due to:

•	Lower sales in optical and space systems;

•	Increased investments in research and development costs primarily at aircraft electrical power systems and aircraft evacuation slides and seats businesses;

•	Unfavorable foreign exchange and higher pension costs; and

•	Higher restructuring and consolidation costs of $9 million in the year ended December 31, 2003 and $7.4 million in the year ended December 31, 2002.
The decrease in operating income was partially offset by a charge of $7.9 million for the inventory step-up adjustment related to the acquisition of Aeronautical Systems in the year ended December 31, 2002. The inventory for the Aeronautical Systems business in the Electronic Systems segment was increased to record the inventory at its fair market value at the time of the acquisition. Subsequent sale of the acquired inventory increased cost of sales and reduced our profit margin.
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

Sales to non-U.S. customers were $2,224.2 million or 47 percent of total sales, $1,860.5 million or 42 percent of total sales, and $1,423.9 million or 37 percent of total sales, for the years ended December 31, 2004, 2003 and 2002, respectively.
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
Cash
At December 31, 2004, we had cash and marketable securities of $297.9 million, as compared to $378.4 million at December 31, 2003.
Credit Facilities
We have a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under this facility. At December 31, 2003, there were no borrowings and $17.1 million in letters of credit outstanding under this facility.
The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our consolidated net worth and leverage ratio levels. In addition, our ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of December 31, 2004, we had borrowing capacity under this facility of $473.8 million, after reductions for letters of credit outstanding.
At December 31, 2004, we maintained $25 million of uncommitted domestic money market facilities and $21 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of December 31, 2004 and December 31, 2003, there were no borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.
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

Long-Term Financing
At December 31, 2004, we had long-term debt and capital lease obligations, including current maturities, of $1,901.8 million with maturities ranging from 2005 to 2046. On August 1, 2004, we redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds and in May 2004 redeemed $5.9 million principal amount of industrial revenue bonds. During the third and fourth quarters of 2004, we repurchased $15.2 million and $127 million, respectively, principal amount of long-term debt securities with stated interest of 6.45 percent. Approximately $117.9 million of the long-term debt securities were due in 2007 and approximately $24.3 million were due in 2008. We recorded $15.1 million of expenses in Other Income (Expense) — Net for premiums and associated costs related to the redemptions. We also revised the accounting for a technology development grant from a non-U.S. government entity resulting in a reduction of long-term debt of $25 million, which had no cash impact. The earliest maturity of a material long-term debt obligation is December 2007. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.
Off-Balance Sheet Arrangements
We utilize several forms of off-balance sheet financing arrangements. At December 31, 2004, these arrangements included:

	Undiscounted
	Minimum
	Future Lease	Receivables
	Payments	Sold

	(Dollars in millions)
Tax Advantaged Operating Leases	$49.3
Standard Operating Leases	152.3

	$201.6

Short-term Receivables Securitization Program		$72.3

Lease Agreements
We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease equipment having a maximum unamortized value of $90 million at December 31, 2004. At December 31, 2004, $49.3 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $152.3 million at December 31, 2004.
Under certain operating lease agreements, we receive rent holidays which represent periods of free or reduced rent. Rent holidays are recorded as a liability and recognized on a straight-line basis over the lease term. In addition, we may receive incentives or allowances from the lessor as part of the lease agreement. We recognize these payments as a liability and amortize them as reductions to lease expense over the lease term. We capitalize leasehold improvements and amortize them over the lesser of the lease term or the asset’s useful life.

Sale of Receivables
At December 31, 2004, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $72.3 million at December 31, 2004. Continued

availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.
Cash Flow Hedges
We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys, but have significant sales contracts that are denominated in U.S. Dollars. Approximately 10 percent of our revenues and approximately 25 percent of our costs are denominated in currencies other than the U.S. Dollar. Over 95 percent of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. Periodically, we enter into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling, Canadian Dollars, and Polish Zlotys to hedge a portion of our exposure. When the U.S. Dollar weakens, our unhedged net costs rise in U.S. Dollar terms and our average hedge rates also rise over time.
The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates that impact our non-U.S. Dollar sales and expenses. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our Consolidated Balance Sheet at fair value with the net change in fair value reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at December 31, 2004 was $712.8 million. The fair value of the forward contracts at December 31, 2004 was an asset of $110.3 million, of which $81.1 million is recorded in Prepaid Expenses and Other Assets and $29.2 million is recorded in Other Assets.
The total fair value of the forward contracts of $110.3 million (before deferred taxes of $38.6 million), including terminated forward contracts as discussed below, were recorded in Accumulated Other Comprehensive Income and were reflected in income as the individual contracts matured, which will offset the earnings effect of the hedged item. As of December 31, 2004, the portion of the $110.3 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $81.1 million.
In 2003, we terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.8 million. As of December 31, 2004, all of the gain was reflected in income and sales when the original forward contracts would have matured.
Fair Value Hedges
In September 2002, we terminated an interest rate swap agreement, prior to its maturity in 2009, on our $200 million in principal amount of 6.6 percent senior notes due in 2009. At termination, we received $29.4 million in cash, comprised of a $2.6 million receivable representing the amount owed on the interest rate swap from the previous settlement date and $26.8 million representing the fair value of the interest rate swap at the time of termination. The carrying amount of the notes was increased by $26.8 million representing the fair value of the debt due to changes in interest rates for the period hedged. This amount is being amortized as a reduction to interest expense over the remaining term of the debt.
In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on our 6.45 percent senior notes due in 2007. In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.5 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. In December 2003, we entered into a $50 million fixed-to-floating interest rate swap on our 7.5 percent senior notes due in 2008. The purpose of entering into these swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the related notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the related interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $1.1 million at December 31, 2004.
Other Forward Contracts
As a supplement to our foreign exchange cash flow hedging program, in January 2004 we began to enter into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. As of December 31, 2004, we had forward contracts with a notional value of $81 million to buy Great Britain Pounds Sterling, contracts with a notional value of $11 million to buy Euros and contracts with a notional value of $5.4 million to sell Canadian Dollars.
Contractual Obligations and Other Commercial Commitments
The following charts reflect our contractual obligations and commercial commitments as of December 31, 2004. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2005	2006-2007	2008-2009	Thereafter

	(Dollars in millions)
Contractual Obligations
Payments Due by Period
Short-Term and Long-Term Debt	$1,892.0	$1.9	$183.3	$591.2	$1,115.6
Capital Lease Obligations	18.7	1.8	2.3	2.2	12.4
Operating Leases	201.6	44.3	59.2	39.4	58.7
Purchase Obligations (1)	495.8	454.6	33.0	7.6	0.6
Other Long-Term Obligations	47.2	26.4	13.7	2.6	4.5

Total	$2.655.3	$529.0	$291.5	$643.0	$1,191.8

Other Commercial Commitments
Amount of Commitments that Expire per Period
Lines of Credit (2)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	62.9	61.9	0.9	0.1	—
Guarantees	160.5	7.2	6.3	2.0	145.0
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	31.8	12.0	14.4	5.4	—

Total	$255.2	$81.1	$21.6	$7.5	$145.0

(1)	Purchase obligations include an estimated amount of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

(2)	As of December 31, 2004, we had in place (a) a committed syndicated revolving credit facility which expires in August 2006 and permits borrowing up to a maximum of $500 million; (b) $25 million of uncommitted domestic money market facilities; and (c) $21 million of uncommitted and committed foreign working capital facilities. As of December 31, 2004, we had borrowing capacity under our committed syndicated revolving credit facility of $473.8 million.
The table excludes our pension and other postretirement benefits obligations. We made pension contributions of $128.6 million and $62.7 million worldwide in the years ended December 31, 2004 and 2003, respectively. These contributions include both voluntary and required employer contributions, as well as pension benefits paid directly by us. Of these amounts, $116 million and $40 million were contributed voluntarily to the qualified U.S. Trust in the years ended December 31, 2004 and 2003, respectively. We expect to contribute $50 million to $75 million worldwide during 2005. Our postretirement benefits other than pensions are not required to be funded in advance, so benefit payments, including medical costs and life insurance, are paid as they are incurred. We made postretirement benefit payments other than pension of $38 million and $37 million in the years ended December 31, 2004 and 2003, respectively. We expect to pay $40 million during 2005. See Note M “Pensions and Postretirement Benefits” of the Notes to Consolidated Financial Statements for a further discussion of our pension and postretirement other than pension plans.
CASH FLOW
The following table summarizes our cash flow activity for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

Net Cash Provided by (Used by):	2004	2003	2002

	(Dollars in millions)
Operating activities of continuing operations	$415.6	$553.1	$524.2
Investing activities of continuing operations	$(141.1)	$57.3	$(1,507.8)
Financing activities of continuing operations	$(358.1)	$(525.4)	$1,163.6
Discontinued operations	$—	$138.1	$(118.7)
Year Ended December 31, 2004 as Compared to December 31, 2003

Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations decreased $137.5 million from $553.1 million during the year ended December 31, 2003 to $415.6 million during the year ended December 31, 2004. Net cash provided by operating activities of continuing operations in the year ended December 31, 2004 included cash received from the partial settlement with Northrop Grumman of $99 million, termination of certain life insurance policies of $23 million and commutation of a general liability insurance policy of $18 million, offset in part by a reduction of $25 million in receivables sold under our receivables securitization program and cash paid to acquire certain aftermarket rights of $15 million. Net cash provided by operating activities of continuing operations in the year ended December 31, 2003 included tax refunds of $107 million. There were net income tax payments during the year ended December 31, 2004 of approximately $32 million. Net cash provided by operating activities of continuing operations was reduced by worldwide pension contributions of $128.6 million in the year ended December 31, 2004 and $62.7 million in the year ended December 31, 2003. Increased working capital, including higher inventory, also contributed to lower net cash provided by operating activities of continuing operations in the year ended December 31, 2004.

Investing Activities of Continuing Operations
Net cash provided by (used by) investing activities of continuing operations was a use of cash of $141.1 million in the year ended December 31, 2004 and an inflow of cash of $57.3 million in the year ended December 31, 2003. Net cash used by investing activities of continuing operations for the year ended December 31, 2004 included capital expenditures of $152 million. Net cash provided by investing activities of continuing operations in the year ended December 31, 2003 included proceeds from the sale of the Noveon PIK Notes of $151.9 million and the receipt of a $35 million purchase adjustment related to the acquisition of Aeronautical Systems, offset in part by capital expenditures of $125.1 million. Capital expenditures for 2005 are expected to increase to approximately $190 million to $210 million from $152 million in 2004.

Financing Activities of Continuing Operations
Net cash used by financing activities of continuing operations was $358.1 million in the year ended December 31, 2004, compared to $525.4 million for the year ended December 31, 2003. During the year ended December 31, 2004, we repurchased $142.2 million principal amount of long-term debt, redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds, $5.9 million principal amount of industrial revenue bonds and $63.5 million principal amount of the QUIPS Debentures. During the year ended December 31, 2003 we repaid short-term debt and redeemed a portion of the QUIPS Debentures, using the net after tax cash proceeds from the sale of our Avionics business, cash proceeds from the sale of the Noveon PIK Notes and cash provided by operating activities, net of dividends and capital expenditures.

Discontinued Operations
Net cash provided by discontinued operations of $138.1 million in the year ended December 31, 2003 included $134.1 million of proceeds from the sale of the Avionics business.
Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Activities of Continuing Operations
Net cash provided by operating activities of continuing operations increased $28.9 million from $524.2 million during the year ended December 31, 2002 to $553.1 million during the year ended December 31, 2003. Cash provided by operating activities included tax refunds of $107 million in the year ended December 31, 2003 and $50 million in the year ended December 31, 2002. Cash provided by operating activities was reduced by worldwide pension contributions of $62.7 million in the year ended December 31, 2003 and $47.4 million in the year ended December 31, 2002. Net cash provided by operating activities for the year ended December 31, 2003 also included approximately $30 million for several items related to the acquisition of Aeronautical Systems for which we submitted claims for reimbursement to Northrop Grumman, which claims were partially settled in 2004. Also included in 2002 cash provided by operating activities was approximately $29.4 million resulting from the sale of an interest rate swap agreement associated with $200 million of our long-term debt and $30.8 million of cash received from the sale of hedges acquired as part of the acquisition of Aeronautical Systems.

Investing Activities of Continuing Operations
Net cash provided by investing activities of continuing operations was $57.3 million in the year ended December 31, 2003 and a use of cash of $1,507.8 million in the year ended December 31, 2002. Cash provided by investing activities in the year ended December 31, 2003 was due to proceeds from the sale of the Noveon PIK Notes of $151.9 million and the receipt of a $35 million purchase price adjustment related to the acquisition of Aeronautical Systems offset in part by capital expenditures of $125.1 million. Cash used by investing activities in the year ended December 31, 2002 resulted primarily from the acquisition of Aeronautical Systems for $1,472.6 million and capital expenditures of $106.1 million, offset in part by a receipt of $49.8 million on the Noveon PIK Notes.

Financing Activities of Continuing Operations
Net cash used by financing activities of continuing operations was $525.4 million in the year ended December 31, 2003, compared to net cash provided by financing activities of continuing operations of $1,163.6 million for the year ended December 31, 2002. During the year ended December 31, 2003, we repaid short-term debt and redeemed a portion of the QUIPS Debentures using the net after-tax cash proceeds from the sale of our Avionics business, cash proceeds from the sale of the Noveon PIK Notes and cash provided by operating activities net of dividends and capital expenditures. Net cash provided by financing activities for the year ended December 31, 2002 was due to the increase in long-term and short-term debt and capital stock to finance the acquisition of Aeronautical Systems in 2002.

Discontinued Operations
Net cash provided by discontinued operations of $138.1 million in the year ended December 31, 2003 included $134.1 million net after-tax proceeds from the sale of the Avionics business. Net cash used by discontinued operations of $118.7 million in the year ended December 31, 2002 included $47 million of cash included in the net assets of the EIP business distributed to shareholders, $47 million paid, net of insurance receipts, primarily for asbestos-related matters associated with the EIP business prior to the distribution to shareholders and $15.6 million relating to capital expenditures and debt repayments.
CONTINGENCIES
General
There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed when incurred.
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
Environmental liabilities, including legal costs, are recorded when our liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have recommended a remedy or have committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites.
Our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $88.5 million and $87.8 million at December 31, 2004 and December 31, 2003, respectively. At December 31, 2004 and December 31, 2003, $16.2 million and $17.6 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At December 31, 2004 and December 31, 2003, $29.6 million and $24.9 million, respectively, was associated with ongoing operations and $58.9 million and $62.9 million, respectively, was associated with businesses previously disposed of or discontinued.
The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will complete remediation in less than 30 years on all sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.
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

There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on our results of operations in a given period.
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
In addition, a portion of our primary and excess layers of general liability insurance coverage for some of these claims was provided by insurance subsidiaries of London United Investments plc (KWELM). KWELM is insolvent and in the process of distributing its assets and dissolving. In September 2004, we entered into a settlement agreement with KWELM pursuant to which we agreed to give up our rights with respect to the KWELM insurance policies in exchange for $18.3 million. The settlement amount is subject to increase under certain circumstances. The settlement represents a negotiated payment for our loss of insurance coverage, as we no longer have the KWELM insurance available for claims that would have qualified for coverage. The settlement amount of $18.3 million was recorded as a deferred settlement credit.
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
In addition to our guarantee of the TIDES, at December 31, 2004, we have an outstanding contingent liability for guarantees of debt and lease payments of $2.8 million, letters of credit and bank guarantees of $62.9 million, residual value of leases of $54.6 million and executive loans to purchase our stock of $4.4 million.
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
Tax
In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November  2, 2004, we were notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund will also bear interest to the date of payment. As of December 31, 2004, the interest amount was approximately $46.6 million before tax, or $30.3 million after tax. A final judgment was entered in this case by the U.S. Court of Federal Claims on February 15, 2005. The Government has until April 18, 2005 to appeal the decision to the United States Court of Appeals for the Federal Circuit. If the Government does not appeal the decision or the trial court judge’s decision is ultimately upheld, we will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, we expect to record net income of approximately $145 million, based on interest through December 31, 2004, and including the release of previously established reserves. If the IRS were to appeal the judgment and ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.
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
We are continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. As of December 31, 2004, we have recorded tax contingency reserves of approximately $316 million.
The current IRS examination audit cycle began in March, 2002 and relates to the following consolidated income tax groups for the following years:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)
Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)
There are numerous tax issues that have been raised during the examination by the IRS, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes.
One of our subsidiaries, Rohr, Inc. (Rohr) has been under examination by the State of California for the tax years ending July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s State Board of Equalization has held that the deductions associated with the leased equipment were non-business deductions, resulting in an additional tax assessment of approximately $5.5 million. The amount of interest on the tax assessment is approximately $23.5 million. We continue to contest the assessment. We are adequately reserved for this contingency.
NEW ACCOUNTING STANDARDS
The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. We plan to adopt SFAS 151 no later than that date. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and IAS 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to the costs of conversion. This statement will apply to our businesses if they become subject to “abnormal costs” as defined in SFAS 151. We are currently evaluating the impact, if any, that adoption of SFAS 151 will have on our Consolidated Statement of Income and Consolidated Balance Sheet.
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (SFAS 123), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. We adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees. SFAS 123(R) requires that we use the valuation technique that best fits the circumstances. We are currently evaluating other techniques. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow; thus, reducing net operating cash flows and increasing net financing cash flows in the periods after the effective date. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amounts of operating cash flow recognized in prior periods for such excess tax deductions for stock-based compensation were $3.5 million, $0.4 million and $0.5 million in 2004, 2003 and 2002, respectively. SFAS 123(R) also requires that we estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. The effect of these items and other changes in SFAS 123(R) as well as the potential impact on our future consolidated statement of income and consolidated balance sheet is currently being evaluated. We will adopt SFAS 123(R) no later than July 1, 2005.
On December 21, 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, “Accounting for Income Taxes”, with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. The repeal of ETI and its replacement with a DPA deduction were not in effect in 2004 and therefore, did not have an affect on our income tax provision for the year ended December 31, 2004. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in 2005. In FSP 109-2, the Financial Accounting Standards Board acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.
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

Contract Accounting-Percentage of Completion

Revenue Recognition
Included in contract costs, or estimated revenues, are the expected impact of specific contingencies that we believe are probable. In the event that actual experience differs from estimates or facts and circumstances change, estimated costs or revenues will be revised. Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business unit, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs and a change to the accounting for certain pre-certification costs. Pre-certification costs, including those in excess of original estimated levels, are now included in total contract costs used to evaluate overall contract profitability. These contract accounting methods are described below. The impact of these changes on our financial statements was income of approximately $16 million after tax or $23 million before tax, which was reported as a Cumulative Effect of Change in Accounting in the first quarter of 2004.
We have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. We follow the guidelines of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability are known.
Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract. Changes in estimated total revenue and estimated total cost are recognized as business or economic conditions change and the impact on contract profitability is recorded immediately in that period using the cumulative catch-up method. Cost includes the estimated cost of the preproduction effort, primarily tooling and design, plus the estimated cost of manufacturing a specified number of production units. The specified number of production units used to establish the profit margin is predicated upon contractual terms adjusted for market forecasts and does not exceed the lesser of those quantities assumed in original contract pricing as adjusted to the date of certification, or those quantities which we now expect to deliver in the timeframe/period assumed in the original contract pricing or at the date of certification. Our policies only allow the estimated number of production units to be delivered to exceed the quantity assumed within the original contract pricing or at date of certification when we receive firm orders for additional units or we are required to begin manufacturing of units under contractual production lead time. The assumed timeframe/period is generally equal to the period specified in the contract. If the contract is a “life of program” contract, then such period is equal to the time period used in the original pricing model adjusted, if appropriate, to the expected period of production estimated at the date of certification. Option quantities are combined with prior orders when follow-on orders are released.
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
Income Taxes
In accordance with SFAS 109, APB Opinion No. 28, and FIN No. 18, as of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Further influencing this estimate are evolving interpretations of new and existing tax laws, rulings by taxing authorities and court decisions. Due to the subjectivity and complex nature of these underlying issues our actual effective tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded.
In accordance with SFAS 5, we record tax contingencies when the exposure item becomes probable and reasonably estimable. As of December 31, 2004, we had recorded tax contingency reserves of approximately $316 million.
In accordance with SFAS 109, deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost, or when acquired as part of a business combination, at estimated fair value. These assets include patents and other technology agreements, sourcing contracts, trademarks, licenses, customer relationships and non-compete agreements. Intangible assets are generally amortized using the straight-line method over estimated useful lives of 5 to 25 years for all acquisitions completed on or prior to June 30, 2001. For acquisitions completed subsequent to June 30, 2001, identifiable intangible assets are amortized over their useful life using undiscounted cash flows, a method that reflects the pattern in which the economic benefits of the intangible assets are consumed.
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
Sales Incentives
We offer sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as Other Assets and amortized as Cost of Sales over the contract period. At December 31, 2004 and 2003, the carrying amount of sales incentives was $68.7 million and $75.2 million, respectively.
Entry Fees-Investment in Risk and Revenue Sharing Programs
Certain businesses in our Engine Systems Segment make cash payments, referred to as entry fees, to an original equipment manufacturer (OEM) under long-term contractual arrangements related to new engine programs. In return, we receive a controlled access supply contract and a percentage of program revenue generated by the OEM as part of these arrangements. The program revenue generated by the OEM may result from the sale of components produced by us or other program participants by selling original equipment or aftermarket products (spares).
At the time of payment, the aircraft manufacturer has launched a new aircraft platform, critical suppliers have been selected and we have deemed our product to be technologically feasible. Although our product is technologically feasible, we do not have access to information on the technological feasibility of the products of the OEM’s other critical suppliers. However, we are not aware of any program for which we have entered into a contract that has been cancelled prior to engine delivery due to the lack of technological feasibility of the engine.
In our agreement with the OEM, there are no restrictions on the use of the entry fees by the OEM; however, in the OEM’s annual report, it states that entry fees have enabled it to build a broad portfolio of engines, thereby reducing its exposure to individual product risk. The OEM also states that the primary financial benefit of entry fees to it is a reduction of its own funding of research and development on new programs.
We account for entry fees similar to an investment in future cash flows. We begin to receive cash payments from the OEM, at the latest, after aircraft certification, which typically occurs approximately four years after payment of the entry fee. However, if the OEM’s customers place orders with the OEM prior to that time, which frequently occurs, we will receive a percentage of any related deposits. Activities during the four-year period following our initial payment of entry fees include continued refinement of the engine systems, certification of the engine systems, flight certification of the engine, flight certification of the aircraft and entry into service of the aircraft.
As with any investment, there are risks inherent in recovering the value of entry fees. Such risks are consistent with the risks associated in acquiring a revenue-producing asset in which market conditions may change or the risks that arise when a manufacturer of a product on which a royalty is based has business difficulties and cannot produce the product. Such risks include but are not limited to the following:

•	Changes in market conditions that may affect product sales under the program, including market acceptance and competition from others;

•	Performance of subcontract suppliers and other production risks;

•	Bankruptcy or other less significant financial difficulties of other program participants, including the aircraft manufacturer, the OEM and other program suppliers or the aircraft customer; and

•	Availability of specialized raw materials in the marketplace.
Entry fees are recorded as Other Assets and are amortized on a straight-line basis to Cost of Sales over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. The net carrying amount of entry fees was $111.3 million and $91.4 million at December 31, 2004 and 2003, respectively. The carrying amount of entry fees is evaluated for impairment at least annually or when other indicators of impairment exist. Impairment is assessed based on the expected undiscounted cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If impairment exists, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the years ended December 31, 2004, 2003 or 2002.
Pension and Postretirement Benefits Other Than Pensions
Assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions are evaluated by us in consultation with an outside actuary. Changes in assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data. Health care cost projections are evaluated annually. The discount rate is evaluated at December 31, 2004 using the appropriate index (e.g., Moody’s Aa long-term high quality bond rate for the U.S. Plans and iBoxx AA long-term high quality bond rate for the U.K. plans). The appropriate assumptions are used for the applicable country.
Following is a summary of our 2004 assumptions for determining the pension and postretirement benefits other than pension obligations and the annual cost for 2004.
Weighted-Average Assumptions Used to Determine the Benefit Obligations as of December 31, 2004

			Other
	U.S. Plans	U.K. Plans	Non-U.S. Plans

Discount rate	5.875%	5.50%	5.75%
Rate of compensation increase	3.63%	3.50%	3.50%
Weighted-Average Assumptions Used to Determine the Net Periodic Pension Benefit Costs for the Year Ended December 31, 2004

			Other
	U.S. Plans	U.K. Plans	Non-U.S. Plans

Discount rate	6.25%	5.75%	6.25%
Expected long-term return on assets	9.00%	8.50%	8.43%
Rate of compensation increase	3.63%	3.25%	3.25%
The weighted-average discount rate assumption used to determine postretirement benefits other than pension obligations at December 31, 2004 was 5.875 percent. Also, for measurement purposes, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5 percent for 2008 and remain at that level thereafter. The weighted-average discount rate assumption used to determine net periodic postretirement benefit cost for the year ended December 31, 2004 was 6.25 percent.

Sensitivity Analysis
The table below quantifies the approximate impact of a one-quarter percentage point change in the assumed discount rate and expected long-term rate of return on plan assets for our pension plan cost and liability holding all other assumptions constant. The discount rate assumption is selected each year based on market conditions in effect as of the disclosure date. The rate selected is used to measure liabilities as of the disclosure date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, is changed less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of disclosure date; rather, it is used only in the calculation of pension expense.

	.25 Percentage	.25 Percentage
	Point Increase	Point Decrease

	(Dollars in millions)
Increase (Decrease) in costs
Discount rate	$(8.2)	$8.3
Expected long-term rate of return	$(6.1)	$6.1
Increase (Decrease) in projected benefit obligation
Discount rate	$(97)	$100
The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate on our annual cost and balance sheet liability for postretirement benefits other than pension obligations holding all other assumptions constant.

	One Percentage	One Percentage
	Point Increase	Point Decrease

	(Dollars in millions)
Increase (Decrease) in total of service and interest cost components
Health care cost trend rate	$1.9	$(1.6)
Increase (Decrease) in accumulated postretirement benefit obligation
Health care cost trend rate	$29.0	$(25.1)
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
Certain statements made in this document are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “anticipate,” “intend,” “should,” “estimate,” or “plan,” are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks, and actual results may differ materially.
Important factors that could cause actual results to differ include, but are not limited to:

•	demand for and market acceptance of new and existing products, such as the Airbus A380 and A350, the Boeing 787 Dreamliner, the Embraer 190 and the Lockheed Martin F-35 Joint Strike Fighter;

•	our ability to extend our contracts with Boeing relating to the 787 Dreamliner beyond the initial contract period;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	the possibility of additional contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the payment of premiums and associated costs by us in connection with the early retirement of debt;

•	the resolution of tax litigation involving Coltec Industries Inc and Rohr, Inc.;

•	the actual amount of future liabilities assumed by us pursuant to the partial settlement with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bears some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Refer to Note Q “Derivatives and Hedging Activities” in Part 1 — Item 1 of this Form 10-K for a description of current developments involving our hedging activities.

Interest Rate Exposure
We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations and interest rate swaps. The table below provides information about our financial instruments that are sensitive to changes in interest rates. In addition to those financial instruments, we had $72.3 million outstanding at year-end under our variable rate receivables securitization program. At December 31, 2004, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $3.4 million.
In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on our 6.45 percent senior notes due in 2007. In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.5 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. In December 2003, we entered into a $50 million fixed-to-floating interest rate swap on our 7.5 percent senior notes due in 2008. The purpose of the interest rates swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on the swaps are the same as those on the related notes. In accordance with Statement of Financial Accounting Standards No. 133, the carrying values of the notes have been adjusted to reflect the fair values of the related interest rate swaps.
The table represents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates (excluding the receivables securitization program). Also included is information about our interest rate swaps.

Expected Maturity Dates
								Fair
Debt	2005	2006	2007	2008	2009	Thereafter	Total	Value

	(Dollars in millions)
Debt
Fixed Rate	$0.7	$0.7	$182.2	$372.6	$218.2	$1,099.0	$1,873.4	$2,108.0
Average Interest Rate	5.0%	5.1%	6.4%	6.0%	6.6%	7.3%	6.9%
Variable Rate	$1.2	$0.2	$0.2	$0.2	$0.2	$16.7	$18.7	$18.7
Average Interest Rate	2.4%	3.0%	3.0%	3.0%	3.0%	1.4%	1.5%
Capital Lease Obligations	$1.8	$1.2	$1.1	$1.1	$1.1	$12.4	$18.7	$10.7
Interest Rate
Swaps Fixed to Variable-Notional Value			$100.0	$150.0			$250.0	$(1.1)
								Loss
Average Pay Rate			4.5%	5.2%			4.8%
Average Receive Rate			6.5%	7.2%			6.8%
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
Foreign exchange negatively impacted the financial results in our business segments in 2004. Approximately 10 percent of our revenues and approximately 25 percent of our costs are denominated in currencies other than the U.S. Dollar. Over 95 percent of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. We do hedge a portion of our exposure on an ongoing basis. When the U.S. Dollar weakens, our unhedged net costs rise in U.S. Dollar terms. With a weakening U.S. Dollar trend, our average hedge rates also become less favorable and thus have a negative impact on net income.
As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.
We have entered into foreign exchange forward contracts to sell U.S. Dollars for Great Britain Pounds Sterling, Canadian Dollars, Euros and Polish Zlotys. These forward contracts are used to mitigate a portion of the potential volatility to cash flows arising from changes in currency exchange rates. As of December 31, 2004 we had forward contracts with an aggregate notional amount of $332.3 million to buy Great Britain Pounds Sterling, forward contracts with an aggregate notional amount of $199.7 million to buy Canadian Dollars, forward contracts with an aggregate notional amount of $171.3 million to buy Euros and forward contracts with an aggregate notional amount of $9.5 million to buy Polish Zlotys. These forward contracts mature on a monthly basis with maturity dates that range from January 2005 to April 2007.
At December 31, 2004, a hypothetical 10 percent strengthening of the U.S. Dollar against other foreign currencies would decrease the value of the forward contracts described above by $74.7 million. The fair value of these forward contracts was $110.3 million at December 31, 2004. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
In addition to the foreign exchange cash flow hedges, we have entered into foreign exchange forward contracts to manage foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. As of December 31, 2004, we had forward contracts with a notional value of $81 million to buy Great Britain Pounds, contracts with a net notional value of $11 million to buy Euros and contracts with a notional value of $5.4 million to sell Canadian Dollars.

Item 8.	Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Goodrich Corporation (Goodrich) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Goodrich’s internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.
Goodrich’s management assessed the effectiveness of Goodrich’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Goodrich maintained effective internal control over financial reporting as of December 31, 2004.
Goodrich’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment and the effectiveness of Goodrich’s internal control over financial reporting. This report appears on page 60.

/s/ Marshall O. Larsen

Marshall O. Larsen
Chairman, President and
Chief Executive Officer

/s/ Ulrich Schmidt

Ulrich Schmidt
Executive Vice President and
Chief Financial Officer

/s/ Scott E. Kuechle

Scott E. Kuechle
Vice President and Controller
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and Board of Directors of Goodrich Corporation
We have audited the accompanying consolidated balance sheet of Goodrich Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As described in Notes E, M and V to the consolidated financial statements, in 2004 the Company changed its method of accounting for certain aspects of the application of contract accounting, early adopted accounting guidance related to postretirement benefit obligations and changed its method of accounting for stock-based compensation. As described in Note J, in 2002 the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON MANAGEMENT’S ASSESSMENT AND THE EFFECTIVENESS OF INTERNAL CONTROL OVER
FINANCIAL REPORTING
To the Shareholders and Board of Directors of Goodrich Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Goodrich Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodrich Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Goodrich Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Goodrich Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Goodrich Corporation and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 25, 2005

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions, except per share
	amounts)
Sales	$4,724.5	$4,382.9	$3,808.5
Operating costs and expenses:
Cost of sales	3,507.1	3,365.9	2,893.5
Selling and administrative costs	803.9	720.9	519.0
Restructuring and consolidation costs	13.7	51.1	37.4

	4,324.7	4,137.9	3,449.9

Operating Income	399.8	245.0	358.6
Interest expense	(143.2)	(155.5)	(106.2)
Interest income	3.4	6.0	32.6
Other income (expense) — net	(60.7)	(26.3)	(18.1)

Income from continuing operations before income taxes and trust distributions	199.3	69.2	266.9
Income tax expense	(43.3)	(22.8)	(92.2)
Distributions on trust preferred securities	—	(7.9)	(10.5)

Income From Continuing Operations	156.0	38.5	164.2
Income (loss) from discontinued operations — net of taxes	—	62.4	(10.2)
Cumulative effect of change in accounting	16.2	(0.5)	(36.1)

Net Income	$172.2	$100.4	$117.9

Basic Earnings Per Share:
Continuing operations	$1.32	$0.33	$1.58
Discontinued operations	—	0.52	(0.09)
Cumulative effect of change in accounting	0.13	—	(0.35)

Net Income	$1.45	$0.85	$1.14

Diluted Earnings Per Share:
Continuing operations	$1.30	$0.33	$1.56
Discontinued operations	—	0.52	(0.08)
Cumulative effect of change in accounting	0.13	—	(0.34)

Net Income	$1.43	$0.85	$1.14

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	Year Ended
	December 31,

	2004	2003

	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$297.9	$378.4
Accounts and notes receivable — net	654.4	608.5
Inventories — net	1,166.8	964.2
Deferred income taxes	118.9	114.3
Prepaid expenses and other assets	118.8	82.7

Total Current Assets	2,356.8	2,148.1

Property, plant and equipment — net	1,165.0	1,175.9
Prepaid pension	275.5	219.5
Goodwill	1,266.3	1,259.5
Identifiable intangible assets — net	507.0	484.7
Deferred income taxes	44.7	23.5
Other assets	602.2	640.3

Total Assets	$6,217.5	$5,951.5

Current Liabilities
Short-term debt	$1.0	$2.7
Accounts payable	511.5	414.5
Accrued expenses	733.2	648.2
Income taxes payable	294.4	290.7
Deferred income taxes	22.0	15.7
Current maturities of long-term debt and capital lease obligations	2.4	75.6

Total Current Liabilities	1,564.5	1,447.4

Long-term debt and capital lease obligations	1,899.4	2,136.6
Pension obligations	761.7	642.0
Postretirement benefits other than pensions	302.7	319.2
Deferred income taxes	33.7	15.1
Other non-current liabilities	312.6	197.7
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 132,709,310 shares at December 31, 2004 and 131,265,173 shares at December 31, 2003 (excluding 14,000,000 shares held by a wholly-owned subsidiary)	663.5	656.3
Additional paid-in capital	1,077.9	1,035.8
Income retained in the business	119.5	42.4
Accumulated other comprehensive income (loss)	(103.7)	(126.1)
Unearned compensation	—	(1.4)
Common stock held in treasury, at cost (13,566,071 shares at December 31, 2004 and 13,539,820 shares at December 31, 2003)	(414.3)	(413.5)

Total Shareholders’ Equity	1,342.9	1,193.5

Total Liabilities And Shareholders’ Equity	$6,217.5	$5,951.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31

	2004	2003	2002

	(Dollars in millions)
Operating Activities
Income from continuing operations	$156.0	$38.5	$164.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Restructuring and consolidation:
Expenses	13.3	51.1	37.4
Payments	(27.6)	(46.6)	(51.5)
In-process research and development	—	—	12.5
Aeronautical Systems inventory step-up	—	—	58.8
Asset impairments	0.4	86.1	—
Depreciation and amortization	222.9	219.1	180.8
Stock-based compensation expense	18.0	2.8	1.3
Loss on extinguishment of debt	15.1	—	—
Deferred income taxes	32.0	41.6	(2.3)
Net gains on sale of businesses	—	—	(2.5)
Noveon PIK Notes interest income	—	(4.3)	(23.3)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	16.6	96.8	109.1
Change in receivables sold, net	(25.0)	—	—
Inventories	(174.2)	(18.4)	55.1
Other current assets	(82.1)	(5.9)	(18.6)
Accounts payable	81.4	(52.2)	(97.1)
Accrued expenses	87.8	28.7	(27.8)
Income taxes payable	(0.1)	108.2	129.8
Tax benefit on non-qualified options	3.5	0.4	0.5
Other non-current assets and liabilities	77.6	7.2	(2.2)

Net Cash Provided By Operating Activities	415.6	553.1	524.2

Investing Activities
Purchases of property, plant and equipment	(152.0)	(125.1)	(106.1)
Proceeds from sale of property, plant and equipment	11.4	6.9	15.1
Proceeds from sale of businesses	—	—	6.0
Proceeds from redemption of the Noveon PIK Notes	—	151.9	49.8
Payments received (made) in connection with acquisitions, net of cash acquired	(0.5)	23.6	(1,472.6)

Net Cash Provided (Used) By Investing Activities	(141.1)	57.3	(1,507.8)

Financing Activities
Increase (decrease) in short-term debt, net	(2.8)	(377.4)	264.0
Proceeds from issuance of long-term debt	—	20.0	793.1
Repayment of long-term debt and capital lease obligations	(274.8)	(74.9)	(1.4)
Loss on extinguishment of debt	(13.1)	—	—
Proceeds from issuance of common stock	27.5	9.1	220.2
Purchases of treasury stock	(0.2)	(0.3)	(4.9)
Dividends	(94.7)	(94.0)	(96.9)
Distributions on trust preferred securities	—	(7.9)	(10.5)

Net Cash Provided (Used) By Financing Activities	(358.1)	(525.4)	1,163.6

Discontinued Operations
Net cash (used) provided by discontinued operations	—	138.1	(118.7)
Effect of exchange rate changes on cash and cash equivalents	3.1	5.4	2.8

Net increase (decrease) in cash and cash equivalents	(80.5)	228.5	64.1
Cash and cash equivalents at beginning of year	378.4	149.9	85.8

Cash and cash equivalents at end of year	$297.9	$378.4	$149.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Unearned
				Income	Accumulated	Portion of
	Common Stock		Additional	Retained	Other	Restricted
			Paid-In	In The	Comprehensive	Stock	Treasury
	Shares	Amount	Capital	Business	Income (Loss)	Awards	Stock	Total

	(In
	thousands)	(Dollars in millions)
Balance December 31, 2001	115,145	$575.7	$973.5	$333.7	$(110.1)	$(0.6)	$(410.8)	$1,361.4
Net income				117.9				117.9
Other comprehensive income (loss):
Unrealized translation adjustments					37.4			37.4
Minimum pension liability adjustment					(327.8)			(327.8)
Unrealized gain on cash flow hedges					19.4			19.4

Total comprehensive income (loss)								(153.1)
Sale of common stock under public offering, net of expenses	14,950	74.8	141.4					216.2
Employee award programs	474	2.4	9.9			(1.0)	(2.0)	9.3
Tax benefit from employees share-based compensation programs			0.5					0.5
EnPro spin-off			(97.9)	(323.2)	12.0			(409.1)
Dividends (per share—$0.875)				(92.3)				(92.3)

Balance December 31, 2002	130,569	$652.9	$1,027.4	$36.1	$(369.1)	$(1.6)	$(412.8)	$932.9
Net income				100.4				100.4
Other comprehensive income (loss):
Unrealized translation adjustments					131.3			131.3
Minimum pension liability adjustment					62.2			62.2
Unrealized gain on cash flow hedges					49.5			49.5

Total comprehensive income (loss)								343.4
Employee award programs	696	3.4	8.0			0.2	(0.7)	10.9
Tax benefit from employees share-based compensation programs			0.4					0.4
Dividends (per share—$0.80)				(94.1)				(94.1)

Balance December 31, 2003	131,265	$656.3	$1,035.8	$42.4	$(126.1)	$(1.4)	$(413.5)	$1,193.5
Net income				172.2				172.2
Other comprehensive income (loss):
Unrealized translation adjustments					89.4			89.4
Minimum pension liability adjustment					(69.8)			(69.8)
Unrealized gain on cash flow hedges					2.8			2.8

Total comprehensive income (loss)								194.6
Employee award programs	1,444	7.2	20.6			1.4	(0.8)	28.4
Stock-based compensation			18.0					18.0
Tax benefit from employees share-based compensation programs			3.5					3.5
Dividends (per share—$0.80)				(95.1)				(95.1)

Balance December 31, 2004	132,709	$663.5	$1,077.9	$119.5	$(103.7)	$—	$(414.3)	$1,342.9

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Significant Accounting Policies
Basis of Presentation. The Consolidated Financial Statements reflect the accounts of Goodrich Corporation and its majority-owned subsidiaries (“the Company” or “Goodrich”). Effective October 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” and deconsolidated BFGoodrich Capital. Investments in 20 to 50 percent-owned affiliates are accounted for using the equity method. Equity in earnings (losses) from these businesses is included in Other Income (Expense) — Net. Intercompany accounts and transactions are eliminated.
As discussed in Note W, “Discontinued Operations” the Company’s Avionics, Passenger Restraints Systems (PRS) and Engineered Industrial Products businesses have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-Lived Assets. Property, plant and equipment, including amounts recorded under capital leases, are recorded at cost. Depreciation and amortization is computed principally using the straight-line method over the following estimated useful lives: buildings and improvements, 15 to 40 years; and machinery and equipment, 5 to 15 years. In the case of capitalized lease assets, amortization is recognized over the lease term if shorter. Repairs and maintenance costs are expensed as incurred.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Under the provisions of SFAS 142, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are reviewed for impairment annually, or more frequently, if indicators of potential impairment exist.
Identifiable Intangible Assets. Identifiable intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. These assets include patents and other technology agreements, sourcing contacts, trademarks, licenses, customer relationships and non-compete agreements. For acquisitions completed subsequent to June 30, 2001, identifiable intangible assets are amortized over their useful life using undiscounted cash flows, a method that reflects the pattern in which the economic benefits of the intangible assets are consumed.
Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The determination of undiscounted cash flow is based on the Company’s segments’ plans. The revenue growth is based upon aircraft build projections from aircraft manufacturers and widely available external publications. The profit margin assumption is based upon the current cost structure and anticipated cost reductions. Measurement of the amount of impairment may be based upon an appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.
Revenue and Income Recognition. For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.
For revenues recognized under the contract method of accounting, the Company recognizes sales and profits on each contract in accordance with the percentage-of-completion method of accounting, generally using the units-of-delivery method. The Company follows the guidelines of American Institute of Certified Public Accounting Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting). The contract method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements.
The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current and future periods. Effective January 1, 2004, the Company changed its method of accounting for revisions in estimates of total revenue, total costs or extent of progress on a contract from the reallocation method to the cumulative catch-up method. A significant portion of the Company’s sales in the aerostructures business in the Engines Systems Segment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders.
Included in Accounts Receivable at December 31, 2004 and 2003, were receivable amounts under contracts in progress of $66.9 million and $86.9 million, respectively, that represent amounts earned but not billable at the respective Balance Sheet dates. These amounts become billable according to their contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.
Income Taxes. Income taxes are accounted for in accordance with FAS No. 109, “Accounting for Income Taxes,” which requires that deferred taxes and liabilities are based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The Company records interest on potential tax contingencies as a component of its tax expense and records the interest net of any applicable related tax benefit.
Entry Fees. Certain businesses in the Company’s Engine Systems Segment make cash payments to an original equipment manufacturer (OEM) under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle the Company to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in Other Assets when contractually due and are amortized on a straight-line basis to Cost of Sales over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. As of December 31, 2004 and 2003, the net carrying amount of entry fees was $111.3 million and $91.4 million, respectively. The carrying amount of entry fees is evaluated for impairment at least annually or when other indicators of impairment exist. Impairment is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If impairment exists, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the years ended December 31, 2004, 2003 or 2002.
Sales Incentives. The Company offers sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as Other Assets and amortized as Cost of Sales over the contract period. At December 31, 2004 and 2003, the carrying amount of sales incentives was $68.7 million and $75.2 million, respectively.
Flight Certification Costs. Certain businesses in the Company make cash payments under long-term contractual arrangements for flight certification payments related to new aircraft programs. Flight certification costs are costs paid to, or ultimately paid to, outside aviation authorities, including the Federal Aviation Administration (FAA) in the United States, to certify aircraft systems/components for the aircraft’s airworthiness. The flight certification allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in Other Assets when contractually due and are amortized over the projected number of aircraft to be manufactured to Cost of Sales. As of December 31, 2004 and 2003, the net carrying amount of flight certification costs was $28.3 million and $26.9 million, respectively. The carrying amount of flight certification costs is evaluated for impairment at least annually or when other indicators of impairment exist. Impairment is assessed based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the expected number of aircraft to be manufactured over the remaining program life as compared to the carrying amount of flight certification costs. If impairment exists, a charge would be recorded for the amount by which the carrying amount of the flight certification costs exceeds the estimated number of aircraft to be manufactured over the remaining program life. An impairment charge of $2.1 million was recorded in the year ended December 31, 2003. No such impairment charges were recorded in the years ended December 31, 2004 or 2002.
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
The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Under SFAS 133, derivatives are carried on the Balance Sheet at fair value. The fair value of derivatives is based on quoted market prices.
Stock-Based Compensation. Effective January 1, 2004, the Company adopted the provisions of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) and Financial Accounting Standards No. 148 (SFAS 148) “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, the Company expenses stock options and the shares issued under its employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The Company adopted SFAS 123 and SFAS 148 on a modified prospective basis and therefore periods prior to January 1, 2004 have not been restated. The adoption of SFAS 123 also impacted the Company’s accounting for certain other stock-based compensation arrangements that were accounted for using mark-to-market accounting prior to adoption of FAS 123, that are now being expensed using the grant date fair value. Prior to January 1, 2004, the Company accounted for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
Earnings Per Share. Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”
Research and Development Expense. The Company performs research and development under company-funded programs for commercial products, and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Total research and development expenditures from continuing operations in 2004, 2003 and 2002 were $348.3 million, $289.6 million and $190.7 million, respectively. Of these amounts, $99.5 million, $87.9 million and $47.3 million, respectively, were funded by customers. Research and development expense in 2002 includes the $12.5 million of in-process research and development expense written-off related to the Aeronautical Systems acquisition.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Environmental Liabilities. The Company establishes a liability for environmental liabilities when it is probable that a liability has been incurred and the Company has the ability to reasonably estimate the liability. The Company capitalizes environmental costs only if the costs are recoverable and (1) the costs extend the life, increase the capacity, or improve the safety or efficiency of property owned by the Company as compared with the condition of that property when originally constructed or acquired; (2) the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared with its condition when constructed or acquired; or (3) the costs are incurred in preparing for sale property that is currently held for sale. All other environmental costs are expensed.
Toxic Tort. The Company establishes a liability for toxic tort liabilities, including asbestos, when it is probable that a liability has been incurred and the Company has the ability to reasonably estimate the liability. The Company typically records a liability for tort when legal actions are in advanced stages (proximity to trial or settlement). It is the Company’s policy to expense legal costs for tort issues when they are incurred. When a liability is recorded, a claim for recovery by insurance is investigated and a receivable, if any, is valued and recorded at the same time.
New Accounting Standards. The Financial Accounting Standards Board (FASB) recently issued Statement of Accounting Standards No. 151 (SFAS 151), “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. The Company plans to adopt SFAS 151 no later than that date. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and IAS 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to the costs of conversion. This statement will apply to the Company’s businesses if they become subject to “abnormal costs” as defined in SFAS 151. The Company is currently evaluating the impact, if any, that adoption of SFAS 151 will have on the Company’s Consolidated Statement of Income and Consolidated Balance Sheet.
On December 16, 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. The Company adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees. SFAS 123(R) requires the Company to use the valuation technique that best fits the circumstances. The Company is currently evaluating other techniques. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow; thus, reducing net operating cash flows and increasing net financing cash flows in the periods after the effective date. While the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amounts of operating cash flows recognized in prior periods for such excess tax deductions of stock based compensation were $3.5 million, $0.4 million and $0.5 million in 2004, 2003 and 2002, respectively. SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. The effect of these items and other changes in SFAS 123(R) as well as the potential impact on the Company’s future Consolidated Statement of Income and Consolidated Balance Sheet are currently being evaluated. The Company will adopt SFAS 123(R) no later than July 1, 2005.
On December 21, 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, “Accounting for Income Taxes”, with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s income tax return. The repeal of ETI and its replacement with a DPA deduction were not in effect in 2004 and therefore, did not have an affect on the Company’s income tax provision for the year ended December 31, 2004. The Company does not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on its effective income tax rate in 2005. In FSP 109-2 the Financial Accounting Standards Board acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. The Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. The Company is currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.
Note B. Acquisitions and Dispositions
Acquisitions
Aeronautical Systems
On October 1, 2002, the Company completed its acquisition of TRW Inc.’s Aeronautical Systems businesses (Aeronautical Systems). The purchase price for these businesses, after giving effect to post-closing purchase price adjustments, was approximately $1.4 billion. The acquisition included the purchase of substantially all of the Aeronautical Systems businesses assets and the assumption of certain liabilities as defined in the Master Agreement of Purchase and Sale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Purchase Agreement). The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The acquired businesses design and manufacture commercial and military aerospace systems and equipment, including engine controls, flight controls, power systems, cargo systems, hoists and winches and actuation systems. At the time of acquisition, these businesses employed approximately 6,200 employees in 22 facilities in nine countries, including manufacturing and service operations in the United Kingdom, France, Germany, Canada, the United States and several Asia/ Pacific countries. The acquired businesses expanded the number of products, systems and services that the Company delivers to aircraft manufacturers and operators.
Subsequent to the acquisition, the Company submitted claims to Northrop Grumman Space & Mission Systems Corp. (Northrop Grumman), which acquired TRW, for reimbursement of certain items related to liabilities and obligations that were retained by TRW under the Purchase Agreement, but which were administered by the Company after the closing. The Company entered into a partial settlement with Northrop Grumman on December 27, 2004. Under the terms of the partial settlement agreement, Northrop Grumman has paid the Company approximately $99 million to settle certain claims that have been made by the Company against Northrop Grumman relating to customer warranty and other contract claims for products designed, manufactured or sold by TRW prior to the acquisition, as well as certain other miscellaneous claims. Under the terms of the settlement, the Company has assumed certain liabilities associated with future customer product warranty and other contract claims for these products. The Company recorded a charge of $23.4 million to Cost of Sales representing the amount by which the Company’s estimated undiscounted future liabilities plus its receivable from Northrop Grumman for these matters exceeded the settlement amount.
The $591.2 million in goodwill associated with the Aeronautical Systems acquisition is fully deductible for U.S. tax purposes. The fair value of in-process research and development (IPR&D) was determined by an independent valuation using the discounted cash flow method, a variation of the income approach. The IPR&D technologies included in the valuation related to variable frequency and electrohydrostatic actuation products. The $12.5 million assigned to research and development assets was written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. These write-offs were included in Selling and Administrative costs in 2002.
The following unaudited pro forma financial information presents the combined results of operations of Goodrich and Aeronautical Systems as if the acquisition had occurred at the beginning of 2002, the year of acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition.

Year Ended
December 31, 2002

(Dollars in millions,
except per share
amounts)
Sales	$4,564.0
Income from continuing operations	$177.3
Net income	$131.0
Diluted per share:
Income from continuing operations	$1.69
Net income	$1.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dispositions
During 2002, the Company sold a business and a minority interest in a business, resulting in a pre-tax gain of $2.5 million, which has been reported in Other Income (Expense)-Net.
For dispositions accounted for as discontinued operations, refer to Note W “Discontinued Operations” to the Consolidated Financial Statements.
Note C. Restructuring and Consolidation Costs and Other Asset Impairments
The Company incurred restructuring and consolidation costs and activity related to two types of restructuring and consolidation programs: (1) the Company’s employee termination and facility closure programs other than the opening balance sheet restructuring and consolidation programs related to Aeronautical Systems; and (2) the Aeronautical Systems business restructuring programs. Information regarding each type of restructuring program is disclosed separately as follows:

Restructuring and Consolidation Costs excluding Aeronautical Systems Business Restructuring Program
The Company expects to expense approximately $4.2 million, mostly in the first half of 2005, related to restructuring activities initiated prior to December 31, 2004. Of the $4.2 million expected charge, $2.8 million, $0.4 million and $1 million relate to the Airframe Systems Segment, Engine Systems Segment and Electronic Systems Segment, respectively. Charges relate primarily to the closure of a facility in the U.K., completion of a facility closure in the U.S. and employee termination expenses.
The Company incurred $13.7 million ($8.7 million after tax), $51.1 million ($34.2 million after tax), and $37.4 million ($25 million after tax) of restructuring and consolidation costs in 2004, 2003 and 2002, respectively. These charges, presented as the line item Restructuring and Consolidation Costs on the Consolidated Statement of Income, related to the following segments:

	2004	2003	2002

	(Dollars in millions)
Airframe Systems	$2.0	$11.2	$3.6
Engine Systems	4.0	30.9	26.1
Electronic Systems	7.7	9.0	7.4

Total segment charges	13.7	51.1	37.1
Corporate	—	—	0.3

	$13.7	$51.1	$37.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004
Restructuring and consolidation reserves at December 31, 2004, as well as activity during the year ended December 31, 2004, consisted of:

				Asset
	Balance			Impairments	Balance
	December 31,		Cash	and Other	December 31,
	2003	Provision	Payments	Changes	2004

	(Dollars in millions)
Personnel-related costs	$3.5	$9.9	$(10.2)	$(2.4)	$0.8
Facility closure and other costs	6.0	3.8	(3.8)	(3.4)	2.6

	$9.5	$13.7	$(14.0)	$(5.8)	$3.4

During the year ended December 31, 2004, approximately 215 employees were terminated as part of the personnel-related restructuring activities described below. As of December 31, 2004, the Company expects to spend approximately $0.8 million of the reserve balance, mostly during the first half of 2005, in connection with the termination of an additional 55 employees as well as the completion of severance payments to approximately 70 employees who were terminated in 2004.
The $2.6 million balance at December 31, 2004 for facility closure and other costs related primarily to environmental expenses and remaining costs associated with the closure of several facilities. Approximately $2 million of the reserve balance is expected to be spent within the next 18 months and the remaining balance is expected to be spent before the end of 2008.
The balance, by segment, of the restructuring reserves at December 31, 2004 as well as the activity during the year ended December 31, 2004 consisted of:

					Asset
	Balance		Employee	Facility	Impairment	Balance
	December 31,		Termination	Closure	and Other	December 31,
	2003	Provision	Benefits	Costs	Costs	2004

	(Dollars in millions)
Airframe Systems	$5.7	$2.0	$(1.3)	$—	$(5.6)	$0.8
Engine Systems	1.8	4.0	(2.6)	(2.0)	(0.2)	1.0
Electronic Systems	2.0	7.7	(6.3)	(1.8)	—	1.6

	$9.5	$13.7	$(10.2)	$(3.8)	$(5.8)	$3.4

Restructuring and Consolidation Costs — Provision
The following is a description of key components of the $13.7 million provision for restructuring and consolidation costs incurred during the year ended December 31, 2004:
Airframe Systems: The segment recorded $2.0 million in restructuring and consolidation costs, all of which related to personnel costs for employee severance and benefits for employees who were terminated or have been notified of termination in 2004.
Engine Systems: The segment recorded $4.0 million in restructuring and consolidation costs, consisting of $2 million in personnel-related costs, which include severance and benefits, $1.6 million in facility closure costs related to the closure of a domestic manufacturing and a domestic service facility, and $0.4 million in asset impairments. The $1.6 million in facility closure costs includes $0.8 million for the relocation of machinery and equipment related to a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
service operation, $0.4 million related to the transfer of a manufacturing business to a different facility and $0.4 million for plant shutdown costs.
Electronic Systems: The segment recorded $7.7 million in restructuring and consolidation costs, consisting of $5.9 million in personnel-related costs and $1.8 million in facility closure and relocation costs. The $5.9 million in personnel-related charges are for employee severance, benefits and outplacement services. The $1.8 million in facility closure costs were primarily for relocation of production equipment and data conversion that were expensed as incurred.

Restructuring and Consolidation Costs — Cash Payments
Restructuring activity during the year ended December 31, 2004 was $19.8 million of which $14 million was in cash payments. The remaining $5.8 million of restructuring activity related to asset impairments and other changes discussed below. Cash payments were as follows:
Airframe Systems: Cash payments of $1.3 million were related to employee termination benefits and severance costs.
Engine Systems: Of the cash payments of $4.6 million, $2.6 million were related to employee terminations and $2 million were related to facility closure costs.
Electronic Systems: Of the cash payments of $8.1 million, $6.3 million were related to employee termination benefits and $1.8 million were related to facility closure costs.

Restructuring and Consolidation Costs — Non-Cash Activity
The $5.8 million in non-cash asset impairment and other changes for 2004 included the following:
Airframe Systems: During the year ended December 31, 2004, the $5.6 million in non-cash asset impairments and other changes consisted of a $4.4 million reclassification of certain long-term liabilities related to a facility closure to other liabilities and $1.2 million related to non-cash pension curtailment charges.
Engine Systems: The $0.2 million in non-cash asset impairment charges during the year ended December 31, 2004 related primarily to the impairment of production assets at a foreign facility.

2003
Restructuring and consolidation reserves at December 31, 2003, as well as activity during the year ended December 31, 2003, consisted of:

				Asset
	Balance			Impairments	Balance
	December 31,		Cash	and Other	December 31,
	2002	Provision	Payments	Changes	2003

	(Dollars in millions)
Personnel-related costs	$13.3	$17.7	$(26.0)	$(1.5)	$3.5
Facility closure and other costs	5.7	33.4	(10.0)	(23.1)	6.0

	$19.0	$51.1	$(36.0)	$(24.6)	$9.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The balance, by segment, of the restructuring reserves at December 31, 2003 as well as the activity during the year ended December 31, 2003 consisted of:

					Asset
	Balance		Employee	Facility	Impairment	Balance
	December 31,		Termination	Closure	and Other	December 31,
	2002	Provision	Benefits	Costs	Costs	2003

	(Dollars in millions)
Airframe Systems	$4.7	$11.2	$(7.0)	$(0.5)	$(2.7)	$5.7
Engine Systems	9.9	30.9	(11.6)	(3.0)	(24.4)	1.8
Electronic Systems	4.4	9.0	(8.9)	(2.4)	(0.1)	2.0

	$19.0	$51.1	$(27.5)	$(5.9)	$(27.2)	$9.5

Restructuring and Consolidation Costs — Provision
The following is a description of key components of the $51.1 million provision for restructuring and consolidation costs in 2003:
Airframe Systems: The segment recorded $11.2 million in restructuring, facility closure and other costs, consisting of $6.9 million in personnel-related costs and $4.3 million in consolidation costs. Of the $11.2 million provision, $4.4 million of the charge represents non-cash charges consisting of $2.7 million in asset impairment charges and $1.7 million in pension curtailment charges. The personnel-related charges were for employee severance and employee termination benefits.
Engine Systems: The segment recorded $30.9 million in restructuring and consolidation costs, consisting of $3.4 million in personnel-related costs and $27.5 million in facility closure and other costs. The personnel-related costs included charges for employee severance and benefits and a $1.6 million pension curtailment charge. The facility closure and other costs relate to the closure of manufacturing locations for three businesses and include $22.5 million in asset impairment charges.
Electronic Systems: The segment recorded $9 million in restructuring and consolidation costs, consisting of $7.4 million in personnel-related costs and $1.6 million in facility closure and other costs. The personnel-related costs include charges for employee severance and benefits and a $1.2 million pension curtailment charge. The facility closure and other costs relate to the closure of a domestic manufacturing location and include $0.2 million in asset impairment charges.

Restructuring and Consolidation Costs — Cash Payments
Restructuring activity during the year ended December 31, 2003 was $60.6 million of which $36 million represented cash payments. The remaining $24.6 million in activity included non-cash asset impairments and costs related to facility closures discussed below. Cash payments were as follows:
Airframe Systems: Cash payments of $6 million consisted of $5.5 million in employee termination benefits and severance costs and $0.5 million related to the closure of a facility.
Engine Systems: Cash payments of $19.4 million consisted of $11.6 million in employee termination benefits and severance costs and $7.8 million related to facility closure costs.
Electronic Systems: Cash payments of $10.6 million related to $8.9 million in employee termination benefits and severance costs and $1.7 million related to facility closure costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and Consolidation Costs — Non-Cash Activity
The $24.6 million in non-cash facility closure costs, asset impairments and other changes for 2003 included the following:
Airframe Systems: Of the $4.2 million in non-cash activity, $1.5 million related to employee retirement benefits and $2.7 million in other costs related to the environmental remediation of a surplus building incurred in connection with a facility closure.
Engine Systems: The $19.6 million in costs related to the impairment of an asset and machinery and equipment write-downs as part of the relocation of a business to another facility.
Electronic Systems: The $0.8 million in asset impairment and other costs consisted of $0.7 million in costs related to facility closures and $0.1 million related to accelerated depreciation incurred in connection with a facility closure.
Other Asset Impairments
During 2003, the Company’s Engine Systems segment recorded a non-cash $79.9 million pre-tax asset impairment charge to Cost of Sales for the Company’s Super 27 re-engining program, reflecting a revaluation of the assets in light of current market conditions. The Company repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market resulting from the conflict in Iraq and SARS made available more aircraft which compete with or are newer than the Super 27 aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of the Company’s inventory and notes receivable was significantly affected. The $79.9 million pre-tax tax charge included: (a) $33.4 million write-down of the Company’s inventory to equal the estimated market value based on an independent appraisal and the Company’s assessment of then current market conditions; (b) $0.4 million write-off of related trade receivables; and (c) $46.1 million write-off of notes receivable from a receivable obligor.
Also during the first quarter 2003, the Company recorded a non-cash $11.7 million pre-tax asset impairment charge related to its equity investment in Cordiem LLC and a non-cash $6.2 million pre-tax impairment charge on rotable landing gear assets.

2002
Restructuring and consolidation reserves at December 31, 2002, as well as activity during the year ended December 31, 2002, consisted of:

				Asset
	Balance			Impairments	Balance
	December 31,		Cash	and Other	December 31,
	2001	Provision	Payments	Changes	2002

	(Dollars in millions)
Personnel-related costs	$25.9	$28.7	$(41.3)	$—	$13.3
Facility closure and other costs	18.5	8.7	(10.2)	(11.3)	5.7

	$44.4	$37.4	$(51.5)	$(11.3)	$19.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The balance, by segment, of the restructuring reserves at December 31, 2002 as well as the activity during the year ended December 31, 2002 consisted of:

					Asset
	Balance		Employee	Facility	Impairment	Balance
	December 31,		Termination	Closure	and Other	December 31,
	2001	Provision	Benefits	Costs	Costs	2002

	(Dollars in millions)
Airframe Systems	$11.9	$3.6	$(5.6)	$(4.4)	$(0.8)	$4.7
Engine Systems	15.8	26.1	(22.6)	(6.6)	(2.8)	9.9
Electronic Systems	15.3	7.4	(11.4)	(4.1)	(2.8)	4.4
Corporate	1.4	0.3	(1.7)	—	—	—

	$44.4	$37.4	$(41.3)	$(15.1)	$(6.4)	$19.0

Restructuring and Consolidation Costs — Provision
The following is a description of key components of the $37.4 million provision for restructuring and consolidation costs in 2002:
Airframe Systems: The segment recorded $3.6 million in restructuring costs, consisting of $3 million in personnel-related costs and $0.6 million in non-cash asset impairment charges. The personnel-related charges were for employee severance and for voluntary termination benefits. The consolidation costs related to machinery and equipment relocation costs incurred in connection with a facility consolidation or closure, which were expensed as incurred, and asset impairment charges.
Engine Systems: The segment recorded $26.1 million in restructuring costs, consisting of $19.9 million in personnel-related costs, $2.6 million in non-cash asset impairment charges and $3.6 million in facility closure costs. The personnel-related charges were for employee severance and benefits. The $2.6 million in asset impairment charges relate to the accelerated depreciation of impaired assets. The facility closure costs include $2.9 million in equipment relocations and $0.7 million in environmental clean up costs related to facility closure costs.
Electronic Systems: The segment recorded $7.4 million in restructuring costs, consisting of $5.5 million in personnel-related costs, $1.6 million in facility closure costs and $0.3 million in non-cash asset impairment charges. The personnel-related charges relate to employee severance and benefits. The $1.6 million in facility closure costs relate to equipment relocation costs and the $0.3 million in asset impairment charges relate to the accelerated depreciation of impaired assets.
Corporate: Restructuring and consolidation costs of $0.3 million represented employee outplacement services and relocation costs.

Restructuring and Consolidation Costs — Cash Payments
Of the $62.8 million in activity during the year ended December 31, 2002, $51.5 million represented cash payments. The remaining $11.3 million in activity consisted of non-cash asset write-offs and impairment costs related to facility closures described below. Cash payments were as follows:
Airframe Systems: Cash payments of $10.0 million consisted of $5.6 million in employee terminations and benefit payments and $4.4 million related to facility closures.
Engine Systems: Cash payments of $24.9 million consisted of $22.6 million in employee terminations and benefit payments and $2.3 million related to facility closures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Electronic Systems: Cash payments of $14.9 million consisted of $11.4 million in employee terminations and benefit payments and $3.5 million related to facility closures.
Corporate: Cash payments of $1.7 million were related to employee terminations and benefit payments.

Restructuring and Consolidation Costs — Non-Cash Activity
The $11.3 million in non-cash facility closure costs, asset impairments and other changes for 2002 included the following:
Airframe Systems: The non-cash activity consisted of $0.8 million in asset impairment and other costs related to asset write-offs.
Engine Systems: The $7.1 million in non-cash activity consisted of $4.5 million related to the closure of an aerostructures facility, $2.2 million in accelerated depreciation and pension curtailment as part of a domestic facility closure and $0.4 million in asset impairments.
Electronic Systems: The $3.4 million in non-cash activity consisted of $2.8 million in asset impairments and accelerated depreciation and $0.6 million related to two facility closures.
Opening Balance Sheet — Aeronautical Systems Business Restructuring Programs
Restructuring reserves were recorded in the opening balance sheet related to the acquisition of the Aeronautical Systems. These consolidation and restructuring reserves relate primarily to personnel-related costs for employee termination benefits that the Company recorded as part of its integration effort in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

2004
During the year ended December 31, 2004, no additional reserves were recorded related to the Aeronautical Systems acquisition. Restructuring and consolidation reserves at December 31, 2004 as well as the activity during the year consisted of:

			Asset
	Balance		Impairments	Balance
	December 31,	Cash	and Other	December 31,
	2003	Payments	Changes	2004

	(Dollars in millions)
Personnel-related costs	$12.9	$(8.8)	$(0.2)	$3.9
Facility closure and other costs	5.2	(4.8)	0.4	0.8

	$18.1	$(13.6)	$0.2	$4.7

The balance, by segment, of the opening balance sheet restructuring reserves for December 31, 2004 as well as the activity during the year consisted of:

	Balance	Employee	Employee				Balance
	December 31,	Termination	Relocation	Facility		Other	December 31,
	2003	Benefits	Costs	Closure	Transfers	Changes	2004

	(Dollars in millions)
Airframe Systems	$—	$(0.2)	$—	$—	$0.3	$0.2	$0.3
Engine Systems	8.9	(4.1)	(1.3)	—	—	—	3.5
Electronic Systems	6.6	(3.2)	(0.7)	(1.8)	—	—	0.9
Corporate	2.6	—	—	(2.3)	(0.3)	—	—

	$18.1	$(7.5)	$(2.0)	$(4.1)	$—	$0.2	$4.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2004, approximately 220 employees were terminated as part of the restructuring activities detailed in the above table. As of December 31, 2004, the Company expects to further reduce employment levels by approximately 40 employees as part of those restructuring activities. The remaining reserves will be used for future lease payments related to a redundant facility, costs to return a redundant facility to its original condition and a special early retirement program at an overseas operation.

Restructuring and Consolidation Costs — Cash Payments and Non-Cash Activity
During the year ended December 31, 2004, the net $13.4 million in activity included $13.6 million in cash payments. The remaining $(0.2) million was related to non-cash activity and foreign currency translation adjustments. Cash payments were as follows:
Airframe Systems: Cash payments of $0.2 million were for employee termination benefits at an operating facility in France. The offsetting $0.5 million increase in the reserve balance resulted from the transfer of a $0.3 million reserve balance from a corporate entity to the operating facility in France and $0.2 million in foreign currency translation and other adjustments. The balance of $0.3 million at December 31, 2004 will be used for employee termination benefits in 2005.
Engine Systems: Cash payments of $5.4 million consisted of $4.1 million for employee terminations and benefits and $1.3 million for employee relocations within the customer services business.
Electronic Systems: Cash payments of $5.7 million included $3.2 million for employee terminations and benefits, related primarily to the closure of a domestic manufacturing and service facility. Cash payments of $1.8 million for facility closures and $0.7 for employee relocations were incurred as part of this facility closure.
Corporate: Cash payments of $2.3 million represented facility closure costs at the Company’s U.K. headquarters. A transfer of $0.3 million in restructuring reserves for employee terminations was made to an operating facility in France for employee termination benefits to be paid in 2005.

2003
The restructuring and consolidation reserves at December 31, 2003 as well as the activity during the year consisted of:

		Opening
	Balance	Balance		Balance
	December 31,	Sheet	Cash	December 31,
	2002	Adjustments	Payments	2003

	(Dollars in millions)
Personnel-related costs	$4.3	$18.3	$(9.7)	$12.9
Facility closure and other costs	—	6.1	(0.9)	5.2

	$4.3	$24.4	$(10.6)	$18.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The balance, by segment, of the opening balance sheet restructuring reserves at December 31, 2002 and December 31, 2003 as well as the activity during the year ended December 31, 2003 consisted of:

		Opening
	Balance	Balance	Employee		Balance
	December 31,	Sheet	Termination	Facility	December 31,
	2002	Adjustments	Benefits	Closure	2003

	(Dollars in millions)
Airframe Systems	$—	$0.2	$(0.2)	$—	$—
Engine Systems	1.6	11.6	(4.3)	—	8.9
Electronic Systems	—	10.0	(2.5)	(0.9)	6.6
Corporate	2.7	2.6	(2.7)	—	2.6

	$4.3	$24.4	$(9.7)	$(0.9)	$18.1

During the year ended December 31, 2003, $24.4 million in reserves were recorded from the opening balance sheet as part of the acquisition of the Aeronautical Systems business.

Restructuring and Consolidation Costs — Cash Payments
During the year ended December 31, 2003, cash payments of $10.6 million were related to employee termination costs and the closure of a domestic manufacturing facility as part of the restructuring of the Aeronautical Systems businesses. Cash payments were as follows:
Airframe Systems: Cash payments of $0.2 million represented employee termination and benefit costs at a facility in the U.K. and a facility in France.
Engine Systems: Cash payments of $4.3 million represented employee termination and benefit costs at operations in the U.S., Canada, Germany and in the U.K.
Electronic Systems: Cash payments of $3.4 million consisted of $2.5 million for employee termination and benefit costs at two domestic operations and $0.9 million related to the closure of a domestic manufacturing and service facility.
Corporate: Cash payments of $2.7 million represented employee termination and benefit costs incurred at the Company’s U.K. Corporate headquarters.

2002
During the year ended December 31, 2002, accruals were recorded to the opening balance sheet related to the Aeronautical Systems acquisition. The restructuring and consolidation reserves at December 31, 2002 consisted of:

	Opening
	Balance	Balance
	Sheet	December 31,
	Adjustments	2002

	(Dollars in millions)
Personnel-related costs	$4.3	$4.3
Facility closure and other costs	—	—

	$4.3	$4.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The balance, by segment, of the opening balance sheet restructuring reserves and the balance at December 31, 2002 as well as the activity during the year ended December 31, 2002 consisted of:

	Opening
	Balance	Balance
	Sheet	December 31,
	Adjustments	2002

	(Dollars in millions)
Engine Systems	$1.6	$1.6
Corporate	2.7	2.7

	$4.3	$4.3

Note D. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Retiree health care expenses related to divested businesses	$(18.9)	$(20.7)	$(18.1)
Losses from the early retirement of long-term debt	(15.1)	—	—
Expenses related to divested businesses	(11.7)	(7.1)	(3.7)
Minority interest and equity in affiliated companies	(9.1)	(4.7)	(7.4)
Impairment of a note receivable	(7.0)	—	—
Gain on the sale of an intangible asset	—	—	11.8
Gain on the sale of the Noveon PIK Notes	—	6.9	—
Write-off of investment in Cordiem LLC	—	(11.7)	—
Other — net	1.1	11.0	(0.7)

Other income (expense) — net	$(60.7)	$(26.3)	$(18.1)

Note E. Cumulative Effect of Change in Accounting
In conjunction with the Audit Review Committee of the Company’s Board of Directors, management reassessed the application of contract accounting at its aerostructures business. Specifically, consideration was given to whether or not the accounting methods used by the Company were appropriate given the predominance of an alternative method used by peer companies and changes in the nature of contractual relationships with the Company’s customers. Effective January 1, 2004, the Company changed two aspects of the application of contract accounting to preferable methods at its aerostructures business that is included in the Engines Systems segment.
The Company changed its method of accounting for revisions in estimates of total revenue, total costs or extent of progress of a contract from the reallocation method to the cumulative catch-up method. Although both methods are used in practice to account for changes in estimates, American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), indicates that the cumulative catch-up method is preferable. A contemporaneous review of accounting policy disclosures of peer companies in the same or similar industry indicated that the cumulative catch-up method was the predominant method of accounting for changes in estimates. The Company believes that consistency in financial reporting with peer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
companies, as well as with less significant business units within the consolidated group which already use the cumulative catch-up method, will enhance the comparability of financial data. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract.
The Company also changed its accounting for pre-certification costs. Under the previous policy, pre-certification costs exceeding the level anticipated in the Company’s original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. This policy was appropriate in the past because aircraft and engine manufacturers typically reimbursed component suppliers directly for pre-certification costs up to an agreed-upon level. Recently, however, aircraft and engine manufacturers have begun to require component suppliers to participate more in the initial design and certification costs for products and are no longer specifically reimbursing non-recurring costs. Instead, the component supplier now typically absorbs these non-recurring costs and recovers those costs over the contract term through the price and margin of its product sales. Under the new policy, which was adopted January 1, 2004, pre-certification costs, including those in excess of original estimated levels, are included in total contract costs used to evaluate overall contract profitability. The Company believes the new method better reflects the substance of its current contractual arrangements and is more consistent with SOP 81-1, which indicates that all direct costs and indirect costs allocable to contracts should be included in the total contract cost.
The impact of the changes in accounting methods was to record a before tax gain of $23.3 million ($16.2 million after tax) as a Cumulative Effect of Change in Accounting representing the cumulative profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods.
The following table indicates pro forma financial results as if these methods of contract accounting had been in effect in 2003 and 2002:

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	As Reported	Pro forma	As Reported	Pro forma

	(Dollars in millions, except per share amounts)
Income from continuing operations	$38.5	$24.9	$164.2	$151.2
Net income	$100.4	$86.8	$117.9	$104.9
Earnings per share — net income
Basic	$0.85	$0.74	$1.14	$1.01
Diluted	$0.85	$0.73	$1.14	$0.99
The Cumulative Effect of Change in Accounting, as presented after taxes, for the year ended December 31, 2003 of a loss of $0.5 million represents the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” The Company established a liability for contractual obligations for the retirement of long-lived assets.
The Cumulative Effect of Change in Accounting, as presented after taxes, for the year ended December 31, 2002 of a loss of $36.1 million represents the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Based upon the impairment test of goodwill and indefinite lived intangible assets, it was determined that goodwill relating to the Aviation Technical Services (ATS) reporting unit, reported in the Airframe Systems segment, had been impaired. As a result, the Company recognized an impairment charge, representing total goodwill of the ATS reporting unit. The goodwill write-off was non-deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note F. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	2004	2003	2002

	(In millions, except per share
	amounts)
Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$156.0	$38.5	$164.2

Denominator:
Denominator for basic earnings per share — weighted-average shares	118.6	117.4	103.7
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	1.6	0.5	0.4
Board of Directors deferred compensation shares	0.1	—	—
Performance share plans	—	0.3	0.2
Convertible preferred securities	—	—	1.2

Dilutive potential common shares	1.7	0.8	1.8

Denominator for diluted earnings per share — adjusted Weighted-average shares and assumed conversion	120.3	118.2	105.5

Per share income from continuing operations:
Basic	$1.32	$0.33	$1.58

Diluted	$1.30	$0.33	$1.56

At December 31, 2004, 2003 and 2002 the Company had approximately 10 million, 10.6 million and 9.5 million stock options outstanding, respectively (see Note V “Stock-Based Compensation”). Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 10 million, 10.6 million and 9.5 million stock options outstanding, 4.5 million, 4.7 million and 9.5 million were anti-dilutive stock options excluded from the diluted earnings per share calculation at December 31, 2004, 2003 and 2002, respectively.
Note G. Sale of Receivables
At December 31, 2004, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $72.3 million and $97.3 million at December 31, 2004 and December 31, 2003, respectively.
Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note H. Payment-in-Kind Notes Receivable
The proceeds from the sale of the Company’s Performance Materials segment included $172 million in debt securities (Noveon PIK Notes) issued by the buyer in the form of unsecured notes with interest payable in cash or payment-in-kind, at the option of the issuer. Payment-in-kind refers to the issuer’s ability to issue additional debt securities with identical terms and maturities as the original debt securities as opposed to making interest payments in cash. The notes had an original term of 10.5 years and bore interest at a rate of 13 percent.
The Company initially recorded a discount of $21.2 million to reduce the notes to fair value based on a 14 percent discount rate. In July 2002, the Company entered into an agreement with Noveon to amend certain provisions of the Noveon PIK Notes held by the Company to give Noveon the option to prepay the securities at a discount greater than the original discount if they prepaid on or before February 28, 2003. As a result of prepayments made in June and October 2002, Noveon prepaid a total of $62.5 million of the outstanding principal of the Noveon PIK Notes for $49.8 million in cash. Because the prepayments did not exceed the original discount recorded at the inception of the note, no gain or loss was recognized at the time of prepayment.
In March 2003, the Company sold the remaining $155.8 million in aggregate principal amount of the Noveon PIK Notes, which resulted in a gain of $4.6 million after tax.
Note I. Inventories
Inventories consist of the following:

	December 31,

	2004	2003

	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$185.9	$185.2
In process	775.7	644.6
Raw materials and supplies	292.0	241.6

Total	1,253.6	1,071.4
Less:
Reserve to reduce certain inventories to LIFO basis	(40.3)	(40.6)
Progress payments and advances	(46.5)	(66.6)

Total	$1,166.8	$964.2

Approximately 11 percent of inventory was valued by the LIFO method in 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In-process inventories as of December 31, 2004, which include deferred costs, are summarized by platform as follows (dollars in millions, except quantities which are number of aircraft or number of engines if the engine is used on multiple aircraft platforms):

								In-Process Inventory

	Aircraft Order Status(1)				Company Order Status				Pre-
									Production
	Delivered					Firm			and Excess-
	to	Unfilled	Unfilled	Contract		Unfilled	Year		Over-
	Airlines	Orders	Options	Quantity(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
717-200	138	18	—	156	141	15	2006	$1.9	$28.2	$30.1
Embraer ERJ 170/ 190 Tailcone	57	282	382	800	88	10	2013	2.7	12.4	15.1
A 380	—	139	62	400	—	19	2019	3.8	17.5	21.3
7Q7	—	—	—	19	—	—	2010	0.3	21.3	21.6
787	—	56	—	1,335	—	—	2021	—	8.7	8.7
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	6	340	450	1,188	4	16	2018	9.9	56.5	66.4
Trent 900	—	196	132	900	—	—	2021	16.8	13.4	30.2
V2500	1,930	922	598	2,718	1,978	78	2007	26.1	14.3	40.4

Other in-process inventory related to long-term contracts								21.4	11.4	32.8

Total in-process inventory related to long-term contracts								82.9	183.7	266.6

A380 production and pre- production inventory not related to long-term contracts								33.6	32.0	65.6
Other in-process inventory not related to long-term contracts								419.4	24.1	443.5

Total in-process inventory not related to long-term contracts								453.0	56.1	509.1

Balance at December 31, 2004								$535.9	$239.8	$775.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In-process inventories as of December 31, 2003, which include deferred costs, are summarized by contract as follows (dollars in millions, except quantities which are number of aircraft or number of engines if the engine is used on multiple aircraft platforms):

								In-Process Inventory

	Aircraft Order Status(1)				Company Order Status				Pre-
									Production
	Delivered					Firm			and Excess-
	to	Unfilled	Unfilled	Contract		Unfilled	Year	Pro-	Over-
	Airlines	Orders	Options	Quantity(2)	Delivered	Orders(3)	Complete(4)	duction	Average	Total

Aircraft Platforms — number of aircraft
717-200	126	36	38	200	129	45	2007	$5.3	$35.6	$40.9
Embraer ERJ 170/ 190 Tailcone	9	245	310	600	4	—	2014	1.4	18.3	19.7
A 380	—	129	62	400	—	—	2018	—	10.8	10.8
PW4000	336	13	—	356	348	7	2005	1.4	—	1.4
7Q7	—	—	—	18	—	—	2006	0.3	21.3	21.6
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	—	250	304	1,500	—	—	2020	—	49.6	49.6
Trent 900	—	172	132	1,068	—	—	2019	2.3	8.4	10.7
V2500	1,712	706	652	2,716	1,762	92	2008	18.2	5.3	23.5

Other in process-inventory related to long-term contracts								49.0	11.1	60.1

Total in-process inventory related to long-term contracts								77.9	160.4	238.3

A380 pre-production inventory not related to long-term contracts								—	31.2	31.2
Other in-process inventory not related to long-term contracts								352.0	23.1	375.1

Total in-process inventory not related to long-term contracts								352.0	54.3	406.3

Balance at December 31, 2003								$429.9	$214.7	$644.6

(1)	Represents the aircraft order status as reported by independent sources for options of the related number of aircraft or the number of engines as noted.

(2)	Represents the number of aircraft or the number of engines as noted used to obtain average unit cost.

(3)	Represents the number of aircraft or the number of engines as noted for which the Company has firm unfilled orders.

(4)	The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.
On January 13, 2005, the Company received formal notification from Boeing that they will no longer produce the B717-200 after customer commitments are fulfilled. As a result, the Company has adjusted the remaining estimated units to be produced to the current firm orders

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of remaining aircraft to be delivered by Boeing. This change in estimate, along with estimates for remaining cost to manufacture, cost for program termination and estimated contractual recovery of preproduction costs from Boeing, resulted in a write down of inventory of $6.8 million. This inventory write down is included in Cost of Sales in the year ended December 31, 2004.
The Company revised the accounting treatment of a technology development grant from a non-U.S. government entity in 2004. See Note K “Financing Arrangements”. As a result, approximately $16 million of funds received under the grant were reclassified from Long-Term Debt and applied and reported as a reduction of the value of Inventory on the Company’s December 31, 2004 Consolidated Balance Sheet.
The impact of the cumulative effect of change in contract accounting resulted in an increase to the Inventory balance of $23.3 million as of January 1, 2004. See Note A “Significant Accounting Policies” and Note E “Cumulative Effect of Change in Accounting.”
Note J. Goodwill and Identifiable Intangible Assets
Under SFAS 142, intangible assets deemed to have indefinite lives and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.
Subsequent to the adoption of SFAS 142 on January 1, 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets. Based on those results, the Company determined that it was likely that goodwill relating to the Aviation Technical Services “reporting unit” (ATS) had been impaired. ATS is included in the Airframe Systems segment. During the third quarter 2002, the Company completed its measurement of the goodwill impairment and recognized an impairment of $36.1 million (representing total goodwill of this reporting unit) which was non-deductible for income tax purposes and was reported as a Cumulative Effect of Change in Accounting retroactively to January 1, 2002.
The changes in the carrying amount of goodwill by segment are as follows:

		Business
	Balance	Combinations	Foreign		Balance	Foreign	Balance
	December 31,	Completed or	Currency		December 31,	Currency	December 31,
	2002	Finalized	Translation	Disposition	2003	Translation	2004

	(Dollars in millions)
Airframe Systems	$181.4	$28.6	$34.8	$—	$244.8	$15.4	$260.2
Engine Systems	410.3	33.2	44.6	—	488.1	21.3	509.4
Electronic Systems	602.5	37.8	(67.4)	(46.3)	526.6	(29.9)	496.7

	$1,194.2	$99.6	$12.0	$(46.3)	$1,259.5	$6.8	$1,266.3

The heading “Business Combinations Completed or Finalized” included the final purchase price allocation resulting from the Company’s acquisition of the Aeronautical Systems acquisition and $1 million related to the adjustment of the purchase price of an acquisition due to an earn-out agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Identifiable intangible assets as of December 31, 2004 are comprised of:

	Gross	Amortization
	Amount	Accumulated	Net

	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$181.4	$(59.6)	$121.8
Customer relationships	309.7	(22.6)	287.1
Technology	97.4	(2.3)	95.1
Non-compete agreements	6.3	(4.9)	1.4
Sourcing contracts	6.7	(5.1)	1.6

	$601.5	$(94.5)	$507.0

Identifiable intangible assets as of December 31, 2003 are comprised of:

	Gross	Amortization
	Amount	Accumulated	Net

	(Dollars in millions)
Amortizable intangible assets:
Patents, trademarks and licenses	$162.1	$(48.6)	$113.5
Customer relationships	288.1	(13.5)	274.6
Technology	92.2	(1.1)	91.1
Non-compete agreements	6.6	(4.8)	1.8
Sourcing contracts	6.2	(2.5)	3.7

	$555.2	$(70.5)	$484.7

Amortization expense related to these intangible assets for the years ended December 31, 2004 and December 31, 2003 was $22.9 million and $19.9 million, respectively. Amortization expense for these intangible assets is estimated to be approximately $24 million per year from 2005 to 2009. There were no indefinite lived identifiable intangible assets as of December 31, 2004.
During 2004, the Company acquired certain aftermarket rights classified as patents, trademarks and licenses for approximately $15 million.
Note K. Financing Arrangements

Credit Facilities
At December 31, 2004, the Company had a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. Borrowings under this facility bear interest, at the Company’s option, at rates tied to the agent bank’s prime rate or for U.S. Dollar or Great Britain Pounds Sterling borrowings, the London interbank offered rate, and for Euro Dollar borrowings, the EURIBO rate. The Company is required to pay a facility fee of 20 basis points per annum on the total $500 million committed line. Further, if the amount outstanding on the line of credit exceeds 33 percent of the total commitment, a usage fee of 25 basis points per annum on the loan outstanding is payable by the Company. These fees and the interest rate margin on outstanding revolver borrowings are subject to change as the Company’s credit ratings change. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under this facility. At December 31, 2003, there were no borrowings and $17.1 million in letters of credit outstanding under this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its consolidated net worth and leverage ratio levels. In addition, the Company’s ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of December 31, 2004, the Company had borrowing capacity under this facility of $473.8 million, after reductions for letters of credit outstanding.
The Company also maintains $25 million of uncommitted domestic money market facilities and $21 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2004 and December 31, 2003, there were no borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.
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
Weighted-average interest rates on short-term borrowings were 2.6 percent, 2.2 percent and 2.8 percent during 2004, 2003 and 2002, respectively.
The Company has an outstanding contingent liability for guaranteed debt and lease payments of $2.8 million, exclusive of the TIDES, and for letters of credit and bank guarantees of $62.9 million. It was not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit. In the opinion of management, non-performance by the other parties to the contingent liabilities will not have a material effect on the Company’s results of operations or financial condition.
The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $531.6 million of income retained in the business and additional capital was free from such limitations at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt
At December 31, long-term debt and capital lease obligations, excluding the current maturities of long-term debt and capital lease obligations, consisted of:

	2004	2003

	(Dollars in millions)
MTN notes payable	$673.2	$699.3
6.45% senior notes, maturing in 2007	181.5	301.0
7.5% senior notes, maturing in 2008	296.6	297.8
6.6% senior notes, maturing in 2009	217.5	221.6
7.625% senior notes, maturing in 2012	498.6	500.0
IDRBs, maturing in 2023, 6.0%	—	60.0
Other debt, maturing through 2020 (interest rates from 0.009% to 5.2%)	22.8	47.5

	1,890.2	2,127.2
Capital lease obligation (Note L)	9.2	9.4

Total	$1,899.4	$2,136.6

Aggregate maturities of long-term debt, exclusive of capital lease obligations, during the five years subsequent to December 31, 2004, are as follows (in millions): 2005 — $0.9 (classified as current maturities of long-term debt); 2006 — $0.9; 2007 — $182.4; 2008 — $372.8; and 2009 — $218.4.
The Company maintains a shelf registration statement that allows the Company to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.
During the year ended December 31, 2004, the Company revised the accounting treatment of a technology development grant from a non-U.S. government entity. Prior to the revision, the Company reported the grant as Long-Term Debt. After an analysis of the matter during the third quarter 2004, the Company revised the accounting for the government grant to reflect the funds received as a reduction of qualifying expenses or reduction of the cost of a qualifying asset. As a result of the Company’s revision of the accounting treatment, at December 31, 2004, long-term debt was reduced by $24.5 million, inventory was reduced by $16 million, property, plant and equipment was reduced by $2.1 million and foreign exchange was impacted by $0.2 million. The Company realized a before tax gain of $5.8 million related to qualifying costs, which had been expensed in years prior to January 1, 2004 and a before tax gain of $0.6 million related to the year ended December 31, 2004.

Senior Notes
In December 2002, the Company issued $300 million of 6.45 percent senior notes due in 2007 and $500 million of 7.625 percent senior notes due in 2012. The net proceeds from the issuance of the notes were used to repay a portion of the amount outstanding under a $1.5 billion, 364-day credit facility that was entered into in connection with the Aeronautical Systems acquisition.
In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on its 6.45 percent senior notes due in 2007. In October 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on its 7.5 percent senior notes due in 2008. In December 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its 7.5 percent senior notes due in 2008. The purpose of entering into the swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on the swaps are the same as those on the notes. In accordance with Statement of Financial Accounting Standards No. 133, the carrying values of the notes have been adjusted to reflect the fair values of the interest rate swaps.
During the quarters ended September 30, 2004 and December 31, 2004, the Company repurchased and retired $7.4 million and $110.5 million, respectively, principal amount of its 6.45 percent senior notes due in 2007. The Company recorded $11.1 million of debt premiums and associated costs in Other Income (Expense) — Net.

Medium Term Notes Payable
The Company has periodically issued long-term debt securities in the public markets through a medium-term note program (referred to as the MTN program), which commenced in 1995. MTN notes outstanding at December 31, 2004, consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998, with interest rates ranging from 6.5 percent to 8.7 percent and maturity dates ranging from 2008 to 2046.
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
During the quarters ended September 30, 2004 and December 31, 2004, the Company repurchased and retired $7.8 million and $16.5 million, respectively, principal amount of its 6.45 percent medium-term notes due in 2008. The Company recorded $2.2 million of debt premiums and associated costs in Other Income (Expense) — Net.

Industrial Development Revenue Bonds
On August 1, 2004, the Company redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds and in May 2004 redeemed $5.9 million principal amount of industrial revenue bonds. The Company recorded $1.8 million of debt premiums and associated costs in Other Income (Expense) — Net related to the redemption of the bonds.
Note L. Lease Commitments
The Company finances its use of certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease equipment having a maximum unamortized value of $90 million at December 31, 2004. At December 31, 2004, $49.3 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases.
The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
noncancelable lease terms in excess of one year, consisted of the following at December 31, 2004:

		Noncancelable
	Capital	Operating
	Leases	Leases

	(Dollars in millions)
2005	$1.8	$44.3
2006	1.2	33.6
2007	1.1	25.6
2008	1.1	20.6
2009	1.1	18.8
Thereafter	12.4	58.7

Total minimum payments	18.7	$201.6

Amounts representing interest	(8.0)

Present value of net minimum lease payments	10.7
Current portion of capital lease obligations	(1.5)

TOTAL	$9.2

Net rent expense from continuing operations consisted of the following:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Minimum rentals	$45.8	$47.1	$41.0
Contingent rentals	1.6	0.3	0.2
Sublease rentals	(0.5)	(0.4)	(0.2)

TOTAL	$46.9	$47.0	$41.0

Note M. Pensions and Postretirement Benefits
The Company has several defined benefit pension plans covering eligible employees. U.S. plans covering salaried employees generally provide benefit payments using a formula that is based on an employee’s compensation and length of service. Plans covering non-union employees generally provide benefit payments of stated amounts for each year of service. Plans outside of the U.S. generally provide benefit payments to eligible employees that relate to an employee’s compensation and length of service. The Company also sponsors several unfunded defined benefit postretirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are both contributory, with retiree contributions adjusted periodically, and non-contributory, and can contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory.
The Company uses a December 31 measurement date for the majority of its plans.
Amortization of prior service cost is recognized on a straight-line basis over the average remaining service period of active employees. Amortization of gains and losses are recognized using the “corridor approach”, which is the minimum amortization required by Statement of Financial Accounting Standards No. 87. Under the corridor approach, the net gain or loss in excess of 10 percent of the greater of the projected benefit obligation or the market-related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the assets is amortized on a straight-line basis over the average remaining service period of the active employees.
PENSIONS
The following table sets forth the Company’s defined benefit pension plans as of December 31, 2004 and 2003, and the amounts recorded in the Consolidated Balance Sheet at these dates. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the U.S. Plans includes both the qualified and non-qualified plans. The Fair Value of Assets for the U.S. Plans excludes $75 million and $73 million held in a Rabbi Trust designated for the non-qualified plans as of December 31, 2004 and December 31, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The pension obligations retained by the Company for former employees of discontinued operations are included in the amounts below.

					Other
	U.S. Plans		U.K. Plans		Non-U.S. Plans

	2004	2003	2004	2003	2004	2003

	(Dollars in millions)
CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year	$2,323.9	$2,180.8	$405.0	$312.7	$56.0	$42.9
Service cost	38.5	36.7	20.0	16.3	2.4	2.1
Interest cost	148.1	146.1	25.2	19.3	3.9	3.2
Amendments	2.5	12.5	—	—	0.4	0.1
Actuarial (gains) losses	195.5	130.0	62.1	35.2	5.0	—
Participant contributions	—	—	4.5	4.4	1.3	1.2
Acquisitions	—	(0.4)	—	(19.5)	—	0.1
Divestitures	—	—	—	—	—	—
Other	—	—	—	1.9	4.9	—
Curtailments	—	(0.6)	—	—	0.1	—
Settlements	—	—	0.4	—	—	(0.3)
Special Termination Benefits	0.1	—	1.6	—	—	—
Foreign currency translation	—	—	35.9	38.1	4.8	8.8
Benefits paid	(181.5)	(181.2)	(10.9)	(3.4)	(2.1)	(2.1)

Projected benefit obligation at end of year	$2,527.1	$2,323.9	$543.8	$405.0	$76.7	$56.0

ACCUMULATED BENEFIT OBLIGATION AT END OF YEAR	$2,434.5	$2,245.1	$378.2	$260.7	$63.4	$46.7

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate	5.875%	6.25%	5.50%	5.75%	5.75%	6.25%
Rate of compensation increase	3.63%	3.63%	3.50%	3.25%	3.50%	3.25%
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,832.1	$1,626.7	$436.8	$337.6	$37.1	$25.6
Actual return on plan assets	193.1	333.4	53.2	63.2	3.6	3.5
Acquisitions	—	2.7	—	(11.1)	—	—
Divestitures	—	—	—	—	—	—
Other	—	—	—	—	5.5	—
Participant contributions	—	—	4.5	4.4	1.3	1.2
Company contributions	124.7	50.5	0.2	8.2	3.7	4.0
Foreign currency translation	—	—	36.2	37.8	2.9	4.8
Benefits paid	(181.5)	(181.2)	(10.9)	(3.3)	(2.1)	(2.0)

Fair value of plan assets at end of year	$1,968.4	$1,832.1	$520.0	$436.8	$52.0	$37.1

FUNDED STATUS (UNDERFUNDED)
Funded status	$(558.7)	$(491.8)	$(23.8)	$31.8	$(24.7)	$(18.9)
Unrecognized net actuarial (gain) loss	689.2	567.7	7.7	(38.2)	11.0	5.7
Unrecognized prior service cost	42.4	49.6	—	—	0.9	0.5
Unrecognized net transition asset	—	—	—	—	(0.1)	(0.1)

Net amount recognized	$172.9	$125.5	$(16.1)	$(6.4)	$(12.9)	$(12.8)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid benefit cost	$269.6	$216.5	$—	$0.3	$5.9	$3.0
Intangible asset	42.4	49.4	—	—	0.2	0.1
Accumulated other comprehensive (income) loss	596.6	489.4	—	—	0.5	0.3
Additional minimum liability	(639.0)	(538.8)	—	—	(0.7)	(0.4)
Accrued benefit liability	(96.7)	(91.0)	(16.1)	(6.7)	(18.8)	(15.8)

Net amount recognized	$172.9	$125.5	$(16.1)	$(6.4)	$(12.9)	$(12.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2004 and 2003:

					Other
					Non-U.S.
	U.S. Plans		U.K. Plans		Plans

	2004	2003	2004	2003	2004	2003

	(Dollars in millions)
Aggregate fair value of plan assets	$1,968.4	$1,832.1	$—	$—	$4.2	$3.4
Aggregate projected benefit obligation	$2,527.1	$2,323.9	$0.4	$—	$24.7	$18.0
Aggregate accumulated benefit obligations	$2,434.5	$2,245.1	$0.4	$—	$20.7	$15.5
Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2004 and 2003:

					Other
					Non-U.S.
	U.S. Plans		U.K. Plans		Plans

	2004	2003	2004	2003	2004	2003

	(Dollars in millions)
Aggregate fair value of plan assets	$1,968.4	$1,832.1	$520.0	$8.2	$45.1	$36.4
Aggregate projected benefit obligation	$2,527.1	$2,323.9	$543.8	$8.6	$70.7	$55.6
Aggregate accumulated benefit obligations	$2,434.5	$2,245.1	$378.2	$7.4	$58.3	$46.3
The components of net periodic benefit costs (income) and special termination benefit charges for December 31, 2004, 2003 and 2002 are as follows:

							Other
							Non-U.S.
	U.S. Plans			U.K. Plans			Plans

	2004	2003	2002	2004	2003	2002	2004	2003	2002

	(Dollars in millions)
COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Service cost	$38.5	$36.7	$30.8	$20.0	$16.3	$4.7	$2.4	$2.1	$1.4
Interest cost	148.1	146.1	147.7	25.2	19.3	4.8	3.9	3.2	2.0
Expected return on plan assets	(162.5)	(150.1)	(166.9)	(38.2)	(29.0)	(7.0)	(3.6)	(2.5)	(1.9)
Amortization of prior service cost	9.7	10.2	9.2	—	—	—	0.1	—	—
Amortization of transition obligation	—	—	1.5	—	—	—	—	—	—
Recognized net actuarial (gain) loss	43.4	35.7	8.4	—	—	0.1	0.1	0.3	0.1

Periodic benefit cost (income)	77.2	78.6	30.7	7.0	6.6	2.6	2.9	3.1	1.6
Settlement (gain)/loss	—	—	—	0.4	—	—	—	—	—
Curtailment (gain)/loss	—	4.6	0.5	—	—	—	0.1	—	1.1

Net benefit cost (income)	$77.2	$83.2	$31.2	$7.4	$6.6	$2.6	$3.0	$3.1	$2.7

Special termination benefit charge	0.1	—	1.9	1.6	—	—	—	—	—
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE YEARS ENDED DECEMBER 31
Discount rate	6.25%	6.875%	7.50%	5.75%	6.00%	5.51%	6.25%	6.35%	6.55%
Expected long-term return on assets	9.00%	9.00%	9.25%	8.50%	8.50%	8.23%	8.43%	8.43%	7.96%
Rate of compensation increase	3.63%	3.86%	4.06%	3.25%	3.25%	3.70%	3.25%	3.47%	3.61%
The special termination benefit charge in the year ended December 31, 2004 relates primarily to the announced closure of a facility in the U.K. The special termination benefit charge in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year ended December 31, 2002 relates primarily to special benefits in connection with retirements.
As of December 31, 2004 and 2003, the amounts included in Accumulated Other Comprehensive Income (Loss) due to a change in the additional minimum liability are as follows:

	2004	2003

	(Dollars in millions)
Pre-tax accumulated other comprehensive income (loss)	$(597.1)	$(489.7)
Deferred income tax asset	209.0	171.4

After tax accumulated other comprehensive income (loss)	$(388.1)	$(318.3)

Expected Pension Benefit Payments
Benefit payments for pensions, which reflect expected future service, as appropriate, are expected to be as follows:

			Other
Year	U.S. Plans	U.K. Plans	Non-U.S. Plans

	(Dollars in millions)
2005	$179.4	$5.5	$10.9
2006	177.5	6.4	2.4
2007	176.6	7.9	2.7
2008	177.2	9.3	2.9
2009	177.2	11.2	3.4
2010 – 2014	903.9	95.0	19.4
Asset Allocation and Investment Policy

U.S. Qualified Pension Plans
The Company’s U.S. qualified pension plans are underfunded. Approximately 79 percent of the plans’ liabilities relate to retired and inactive employees. Annual benefit payments from the trust fund were $172 million in 2004 and $171 million in 2003.
The Company’s asset allocation strategy for the trust fund is designed to balance the objectives of achieving high rates of return while reducing the volatility of the plans’ funded status and the Company’s pension expense and contribution requirements. The trust’s core asset allocation is about 60 percent equities, 33 percent fixed income and 7 percent real estate. The expected long-term rate of return for this portfolio is 9 percent per year.
At December 31, 2004 and 2003, 2.1 percent and 3.3 percent, respectively, of the plan’s assets were held in Goodrich common stock with a fair value of $41 million at December 31, 2004 and $60 million at December 31, 2003. Approximately $1.5 million in dividends was received by the Trust during 2004. The Trust reduced its holdings of Goodrich common stock by approximately 800,000 shares throughout 2004.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below sets forth the trust fund’s target asset allocation for 2005 and the actual allocations at December 31, 2004 and December 31, 2003.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2005	At December 31, 2004	At December 31, 2003

Equities – U.S. Large Cap	30-40%	43%	41%
Equities – U.S. Mid Cap	3-5%	5%	4%
Equities – U.S. Small Cap	3-5%	4%	4%
Equities – International	10-15%	13%	12%
Equities – Total	50-60%	65%	61%
Fixed Income – U.S.	30-40%	30%	32%
Real Estate	5-10%	5%	6%
Cash	0-1%	0%	1%
Total	100%	100%	100%
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
Tactical changes to the duration of the fixed income portfolio are also made periodically. The actual duration of the fixed income portfolio was approximately 10 years at December 31, 2004 and 2003.

U.K. Pension Plans
The Company’s largest U.K. pension plan, associated with the Aeronautical Systems business, consists almost entirely of active employees. Consequently, the primary asset allocation objective is to generate returns that, over time, will meet the future payment obligations of the trust without requiring material levels of cash contributions.
The trust’s core asset allocation is about 75 percent equities and 25 percent fixed income securities. Since the trust’s obligations are paid in British Pounds Sterling, the trust invests 63 percent of its assets in U.K.-denominated securities. Fixed income assets have a duration of about 12 years and offset approximately 12 percent of the effect of interest rate changes on the plan’s funded status. The assets of the trust fund are rebalanced to the target on a periodic basis.
The table below sets forth the trust fund’s target asset allocation for 2004 and the actual allocations at December 31, 2004 and December 31, 2003.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2005	At December 31, 2004	At December 31, 2003

Equities – U.K.	37.5%	39%	38%
Equities – non-U.K.	37.5%	37%	37%
Equities – Total	75%	76%	75%
Fixed Income – U.K.	25%	24%	25%
Real Estate	0%	0%	0%
Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-term Asset Return Assumptions

U.S. Qualified Pension Plans
The long-term asset return assumption for the U.S. plans is 9 percent. This assumption is based on an analysis of historical returns for equity, fixed income and real estate markets and the Company’s portfolio allocation as of December 31, 2004.
Equity returns were determined by analysis of historical benchmark market data through 2002. Returns in each class of equity were developed from up to 76 years of historical data. The weighted average return of all equity classes was 10.7 percent.
Real estate returns were determined using the five-year historical average returns for the primary real estate fund in the pension trust. The resulting return was 10 percent.
The return estimate for the fixed income portion of the trust portfolio is based on the average yield to maturity of the assets as of December 15, 2004. At that time the yield was 5.2 percent. The fixed income portion of the portfolio is based on a long duration strategy (10 to 15 years). As a result, the yield on this portfolio may be higher than that of the typical fixed income portfolio in a normal yield curve environment.

U.K. Pension Plans
The long-term asset return assumption for the U.K. plans is 8.5 percent. This assumption is based on an analysis of historical returns for equity and fixed income denominated in the British Pounds Sterling.
Equity returns were determined by analysis of historical benchmark market data through 2002. Returns for equity were developed from 15 years of historical data. The weighted average return was approximately 9.5 percent.
The return estimate for the fixed income portion of the portfolio is based on the average yield to maturity of the assets as of November 30, 2004. At that time the yield was approximately 5.25 percent.

Anticipated Contributions to Defined Benefit Trusts
During 2005, the Company expects to contribute $50 million to $75 million to its worldwide qualified and non-qualified pension plans.

U.S. Non-Qualified Pension Plan Funding
The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. As of December 31, 2004 and December 31, 2003, respectively, $75 million and $73 million fair market value of assets were held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of the cash surrender value of split dollar life insurance policies, equities, fixed income securities and cash. The assets of the rabbi trust, which do not qualify as plan assets and therefore are not included in the tables in this note, are available to pay pension benefits to these individuals but are otherwise unavailable to the Company. The assets, other than approximately $31 million and $29 million as of December 31, 2004 and December 31, 2003, respectively, which are assigned to certain individuals in the event benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Postretirement Benefits Other Than Pensions
The following table sets forth the status of the Company’s defined benefit postretirement plans as of December 31, 2004 and 2003, and the amounts recorded in the Consolidated Balance Sheet at these dates. The postretirement benefits related to discontinued operations retained by the Company are included in the amounts below.

	2004	2003

	(Dollars in millions)
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$452.4	$408.5
Service cost	1.4	1.3
Interest cost	25.0	28.2
Amendments	—	—
Actuarial (gains) losses	(10.9)	50.5
Acquisitions	—	0.4
Divestitures	—	—
Other	0.8	0.8
Curtailments	—	(0.4)
Settlements	—	—
Benefits paid	(37.5)	(36.9)

Projected benefit obligation at end of year	$431.2	$452.4

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Company contributions	37.5	36.9
Benefits paid	(37.5)	(36.9)

Fair value of plan assets at end of year	$—	$—

Funded Status (Underfunded)
Funded status	$(431.2)	$(452.4)
Unrecognized net actuarial (gain) loss	85.2	98.0
Unrecognized prior service cost	(0.7)	(0.8)

Accrued benefit cost	$(346.7)	$(355.2)

Weighted-Average Assumptions used to Determine Benefit Obligations as of December 31
Discount rate	5.875%	6.25%
For measurement purposes, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5 percent for 2008 and remain at that level thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended
	December 31,

	2004	2003	2002

	(Dollars in millions)
Components of Net Periodic Benefit Cost (Income):
Service cost	$1.4	$1.2	$1.6
Interest cost	25.0	28.2	25.5
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Recognized net actuarial (gain) loss	1.9	2.4	—

Periodic benefit cost (income)	28.2	31.7	27.0
Settlement (gain)/loss	—	—	—
Curtailment (gain)/loss	—	(0.1)	—

Net Benefit Cost (Income)	$28.2	$31.6	$27.0

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost
Discount rate	6.25%	6.875%	7.48%
The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate.

	One Percentage	One Percentage
	Point	Point
	Increase	Decrease

	(Dollars in millions)
Increase (Decrease) in
Total of service and interest cost components in 2004	$1.9	$(1.6)
Accumulated postretirement benefit obligation as of December 31, 2004	$29.0	$(25.1)

Medicare Prescription Drug, Improvement and Modernization Act of 2003
The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Company anticipates receipt of federal subsidy payments beginning in 2006 for retiree prescription drug benefits in plans without fixed dollar company contribution limits. Subsidy amounts are assumed to be shared with participants in proportion to applicable premium sharing percentage for each retiree group in each future year. No other assumptions have been changed for this measurement. Effective with the second quarter 2004, the Company has adopted retroactively to January 1, 2004 the Financial Accounting Standards Board Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The effect of the Medicare Act was measured as of January 1, 2004 and is now reflected in the Company’s consolidated financial statements and accompanying notes. The effect of the Medicare Act is a $34 million reduction on the accumulated postretirement benefit obligation for the Company’s retiree benefit plans as well as a reduction in the net periodic postretirement benefit cost. The effect of the reduction in net periodic postretirement benefit cost is an increase to income from continuing operations of $5 million ($3.2 million after tax) for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the effect of the Medicare Act on the net periodic benefit costs for the year ended December 31, 2004.

(Dollars in millions)

Service cost	$(0.2)
Interest cost	(2.1)
Amortization of actuarial (gain) loss	(2.7)

Net benefit cost (income)	$(5.0)

On January 21, 2005, the Centers for Medicare and Medicaid Services (CMS) released final regulations to implement the new prescription drug benefit under Part D of the Medicare Act. The Company is currently evaluating these regulations. However, under the assumptions used to measure the effect of the Medicare Act, the Company does not believe these regulations will have a material additional impact on the accumulated postretirement benefit obligation, the net periodic postretirement benefit cost or the estimated subsidy payments reported in this Note.
Expected Postretirement Benefit Payments Other Than Pensions
Benefit payments for other postretirement obligations other than pensions, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Expected
	Employer	Medicare
Year	Payments	Subsidy	Net Payments

	(Dollars in millions)
2005	$40.5	$—	$40.5
2006	41.1	(4.0)	37.1
2007	41.2	(4.1)	37.1
2008	40.9	(4.1)	36.8
2009	40.0	(4.1)	35.9
2010 to 2014	204.0	(19.8)	184.2
Defined Contribution Plans
In the U.S., the Company also maintains voluntary U.S. retirement savings plans for salaried and wage employees. Under provisions of these plans, certain eligible employees can receive Company matching contributions of 50 percent up to the first 6 percent of their eligible earnings. Prior to June 2003, participants generally received 100 percent Company matching contribution on the first 6 percent of eligible earnings. For the years ended December 31, 2004, 2003 and 2002, Company contributions amounted to $20.1 million, $27.5 million and $47 million, respectively. Company contributions include amounts related to employees of discontinued operations.
The Company also maintains defined contribution retirement plans for certain non-U.S. subsidiaries. For the years ended December 31, 2004, 2003 and 2002 the Company’s contributions amounted to $2.4 million, $2.2 million and $1.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note N. Income Taxes
Income from continuing operations before income taxes and trust distributions as shown in the Consolidated Statement of Income consists of the following:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Domestic	$163.4	$43.8	$266.3
Foreign	35.9	25.4	0.6

TOTAL	$199.3	$69.2	$266.9

A summary of income tax (expense) benefit from continuing operations in the Consolidated Statement of Income is as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Current:
Federal	$(4.5)	$(27.1)	$(5.5)
Foreign	(11.5)	2.9	0.8
State	2.7	—	(3.9)

	(13.3)	(24.2)	(8.6)

Deferred:
Federal	(49.4)	11.1	(82.2)
Foreign	15.3	(9.7)	(1.4)
State	4.0	—	—

	(30.1)	1.4	(83.6)

TOTAL	$(43.4)	$(22.8)	$(92.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of deferred income tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003

	(Dollars in millions)
Deferred income tax assets:
Accrual for postretirement benefits other than pensions	$123.2	$124.5
Inventories	22.8	26.6
Other nondeductible accruals	98.7	72.2
Tax credit and net operating loss carryovers	46.8	19.2
Employee benefits plans	12.9	1.7
Pensions	224.4	191.3
Other	61.4	66.3

Deferred income tax assets	590.2	501.8
Less: valuation allowance	(11.9)	(4.0)

Total deferred income tax assets	$578.3	$497.8

Deferred income tax liabilities:
Tax over book depreciation	(183.3)	(139.9)
Tax over book intangible amortization	(158.9)	(129.4)
Tax over book interest expense	(89.6)	(89.6)
SFAS 133	(38.6)	(31.9)
Other	—	—

Total deferred income tax liabilities	(470.4)	(390.8)

NET DEFERRED INCOME TAX ASSET	$107.9	$107.0

In accordance with SFAS 109, deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The Company records interest on potential tax contingencies as a component of its tax expense and records the interest net of any applicable related tax benefit.
At December 31, 2004, the Company has net operating loss and tax credit carryover benefits of approximately $46.8 million that expire in the years 2005 through 2014. For financial reporting purposes a valuation allowance of $11.9 million has been recognized to offset the deferred tax asset relating to those carry-forward benefits. The net change in the total valuation allowance for the year ended December 31, 2004 was an increase of $7.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	2004		2003		2002

		(Dollars in		(Dollars in		(Dollars in
	%	Millions)%		Millions)%		Millions)

Income from operations before taxes and trust distributions		$199.3		$69.2		$266.9
Statutory federal income tax rate	35.0%		35.0%		35.0%
State and local taxes	0.7%	$1.4	(0.4)%	$(0.3)	0.9%	$2.5
Tax exempt income from foreign sales corporation	(10.1)%	$(20.2)	(15.3)%	$(10.6)	(5.7)%	$(15.3)
Trust distributions	—	—	(4.0)%	$(2.7)	(1.4)%	$(3.6)
In-process research and development	—	—	—	—	1.6%	$4.3
Deemed repatriation of non-U.S. earnings	4.6%	$9.1	—	—	3.1%	$8.4
Differences in rates on foreign subsidiaries	(21.5)%	$(42.9)	(24.9)%	$(17.2)	0.1%	$0.3
Interest on potential tax liabilities	7.9%	$15.8	33.6%	$23.2	6.1%	$16.7
Tax settlements and other adjustments to tax reserves	3.7%	$7.4	5.2%	$3.6	(3.7)%	$(10.3)
Other items	1.5%	$3.0	3.8%	$2.6	(1.5)%	$(2.9)

Effective income tax rate	21.8%		33.0%		34.5%

In accordance with SFAS 109, APB Opinion No. 28, and FIN 18, as of each reporting period the Company estimates an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of the Company’s effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Evolving interpretations of new and existing tax laws, rulings by taxing authorities, and court decisions further influence this estimate. Due to the subjectivity and complex nature of these underlying issues the Company’s actual effective tax rate and related tax liabilities may differ from its initial estimates. Differences between the estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to the Company’s income tax expense could have a material effect on its results of operations in the period the adjustment is recorded.
The Company’s effective tax rate from continuing operations was 21.8 percent during the year ended December 31, 2004. The Company’s effective tax rate benefited from favorable tax rates imposed on foreign earnings, including the benefit of tax holidays and other local tax incentives including research credits. In addition, the effective tax rate was impacted by favorable state and foreign tax settlements, adjustments related to state income taxes, and to the finalization of the Company’s 2003 federal tax return, offset in part by adjustments to reserves for certain income tax issues.
On October 22, 2004 the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Act provides for a two-year phase-out of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
existing Extraterritorial Income (“ETI”) deduction for export sales that was ruled by the World Trade Organization to be inconsistent with international trade protocols. The Company does not expect the net effect of the phase-out of the ETI and the phase-in of this new deduction to result in a material impact to its effective tax rate in 2005.
Under the guidance provided in FASB Staff Position No. FAS 109-1, Application of SFAS 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.
The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of December 31, 2004, the Company remains uncertain as to how to interpret numerous provisions in the Act. It is the Company’s current intention to continue to indefinitely reinvest its undistributed earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. The Company is currently analyzing the impact of the temporary dividends received deduction provisions in the Act and may reach a different conclusion in 2005.
The Company has not provided for U.S. federal and foreign withholding taxes on $347 million of foreign subsidiaries’ undistributed earnings as of December 31, 2004, because such earnings are intended to be reinvested indefinitely. It is not practical to determine the amount of income tax liability that would result had such earnings actually been repatriated. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $25.3 million.
In accordance with SFAS 5, the Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of January 1, 2004, the Company had tax contingency reserves of approximately $301.7 million. During 2004, the Company recorded a provision of $23.2 million (net of favorable adjustments for state and foreign settlements and other miscellaneous reserve adjustments) and made payments of $9.1 million. As of December 31, 2004, the Company has recorded tax contingency reserves of approximately $315.8 million. The contingencies that comprise the reserves are more fully described in Note X, “Contingencies.”
Note O. Business Segment Information
The Company has three business segments: Airframe Systems, Engine Systems and Electronic Systems. Effective January 1, 2004, the customer services business unit that primarily supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems was transferred from the Airframe Systems segment to the Engine Systems segment. Also effective January 1, 2004, costs and sales associated with products or services provided to customers through the customer services business are reflected in the business providing the product or service rather than the customer services business. Segment financial results and amounts for prior periods have been restated to reflect the new organization and reclassified to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Engine Systems
Engine Systems includes the aerostructures business unit, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems, engine controls and customer services business units, which were acquired as part of Aeronautical Systems. The cargo systems business unit produces fully integrated main deck and lower lobe cargo systems for wide body aircraft. The engine controls business unit provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems. The customer services business unit primarily supports aftermarket products for the businesses that were acquired as part of Aeronautical Systems.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated.

	2004	2003	2002

	(Dollars in millions)
Sales
Airframe Systems	$1,629.7	$1,563.8	$1,390.1
Engine Systems	1,939.6	1,714.9	1,466.0
Electronic Systems	1,155.2	1,104.2	952.4

TOTAL SALES	$4,724.5	$4,382.9	$3,808.5

Intersegment Sales
Airframe Systems	$53.5	$55.2	$17.7
Engine Systems	21.3	39.6	4.4
Electronic Systems	34.0	42.4	16.7

TOTAL INTERSEGMENT SALES	$108.8	$137.2	$38.8

Operating Income
Airframe Systems	$90.1	$79.1	$102.5
Engine Systems	264.9	97.3	168.9
Electronic Systems	137.8	140.0	147.8

	492.8	316.4	419.2
Corporate General and Administrative Expenses	(93.0)	(71.4)	(60.6)

TOTAL OPERATING INCOME	$399.8	$245.0	$358.6

Assets
Airframe Systems	$1,796.1	$1,677.6	$1,562.2
Engine Systems	2,266.7	2,078.5	2,048.5
Electronic Systems	1,419.0	1,401.7	1,333.0
Assets of Discontinued Operations	—	—	191.8
Corporate	735.7	793.7	906.2

TOTAL ASSETS	$6,217.5	$5,951.5	$6,041.7

The Company has five categories of substantially similar products that share common customers, similar technologies and similar end-use applications and share similar risks and growth opportunities. Product categories cross the Company’s business segments and do not reflect the management structure of the Company. The Company’s sales by these product categories are as follows:

	2004	2003	2002

	(Dollars in millions)
Engine Products & Services	$1,755.4	$1,557.5	$1,402.6
Landing System Products & Services	889.0	871.4	962.2
Electrical and Optical Products & Services	714.4	707.5	617.2
Safety Products & Services	362.5	339.1	320.8
Airframe Products & Services	908.6	841.6	470.7
Other Products & Services	94.6	65.8	35.0

Total Sales	$4,724.5	$4,382.9	$3,808.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	(Dollars in millions)
Capital Expenditures
Airframe Systems	$61.8	$52.2	$39.0
Engine Systems	53.5	40.3	35.0
Electronic Systems	32.7	28.8	23.2
Corporate	4.0	3.8	8.9

TOTAL CAPITAL EXPENDITURES	$152.0	$125.1	$106.1

Depreciation and Amortization Expense
Airframe Systems	$89.7	$92.4	$71.6
Engine Systems	85.9	79.2	63.8
Electronic Systems	41.8	40.0	37.1
Corporate	5.5	7.5	8.3

TOTAL DEPRECIATION AND AMORTIZATION	$222.9	$219.1	$180.8

Geographic Areas
Net Sales
United States	$2,500.3	$2,522.4	$2,384.6
Canada	175.7	180.1	150.9
Europe(1)	1,472.9	1,198.9	909.2
Other Foreign	575.6	481.5	363.8

TOTAL	$4,724.5	$4,382.9	$3,808.5

Property, Plant and Equipment-net
United States	$807.1	$816.1	$821.4
Canada	67.0	67.1	63.0
Europe	256.5	256.9	317.1
Other Foreign	34.4	35.8	20.9

TOTAL	$1,165.0	$1,175.9	$1,222.4

(1)	Sales to customers in the United Kingdom in 2004, 2003, and 2002 represented 28 percent, 28 percent and 39 percent, respectively, of European sales. Sales to customers in France in 2004, 2003, and 2002 represented 41 percent, 34 percent and 33 percent, respectively, of European sales. Sales were allocated to geographic areas based on the country to which the product was shipped.
In the years ended December 31, 2004, 2003, and 2002, direct and indirect sales to Airbus totaled approximately 16 percent, 14 percent and 13 percent, respectively, of consolidated sales.
In the years ended December 31, 2004, 2003 and 2002, direct and indirect sales to Boeing totaled approximately 13 percent, 17 percent and 20 percent, respectively, of consolidated sales.
In the years ended December 31, 2004, 2003 and 2002, direct and indirect sales to the U.S. government totaled approximately 20 percent, 19 percent and 20 percent, respectively, of consolidated sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note P. Supplemental Balance Sheet Information
As of December 31, balances for the accounts receivable allowance for doubtful accounts were as follows:

		Charged	Foreign
	Balance	to Costs	Currency	Write-Off	Balance
	Beginning	and	Translation	of Doubtful	at end
	of Year	Expense	and Other	Accounts	of Year

	(Dollars in millions)
Receivable Allowance
Short-Term	$28.2	$3.2	$(0.1)	$(11.8)	$19.5
Long-Term(1)	65.7	—	—	(34.8)	30.9

Year ended December 31, 2004	$93.9	$3.2	$(0.1)	$(46.6)	$50.4

Short-Term	$31.4	$8.5	$0.9	$(12.6)	$28.2
Long-Term(1)	19.6	46.1	—	—	65.7

Year ended December 31, 2003	$51.0	$54.6	$0.9	$(12.6)	$93.9

Short-Term	$41.5	$7.4	$(4.8)	$(12.7)	$31.4
Long-Term(1)	14.5	6.9	—	1.8	19.6

Year ended December 31, 2002	$56.0	$14.3	$(4.8)	$(14.5)	$51.0

(1)	Long-term allowance is related to the Company’s notes receivable in Other Assets from a receivable obligor.
As of December 31, balances for property, plant and equipment and allowances for depreciation were as follows:

	2004	2003

	(Dollars in millions)
Property, Plant and Equipment-net
Land	$71.1	$74.4
Buildings and improvements	701.6	650.4
Machinery and equipment	1,511.9	1,465.0
Construction in progress	94.5	74.8

	2,379.1	2,264.6
Less allowances for depreciation	(1,214.1)	(1,088.7)

TOTAL	$1,165.0	$1,175.9

Property includes assets acquired under capital leases, principally buildings and machinery and equipment, of $22.2 million and $24.5 million at December 31, 2004 and 2003, respectively. Related allowances for depreciation are $6.4 million and $8.1 million at December 31, 2004 and 2003, respectively. Interest costs capitalized from continuing operations were $0.5 million, $0.1 million and $0.4 million in 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, accrued expenses consisted of the following:

	2004	2003

	(Dollars in millions)
Accrued Expenses
Wages, vacations, pensions and other employment costs	$221.8	$179.6
Postretirement benefits other than pensions	44.0	36.0
Taxes other than federal and foreign income taxes	19.9	31.3
Accrued interest	18.7	36.8
Accrued environmental liabilities	15.2	13.2
Restructuring and consolidation — environmental	1.0	4.4
Restructuring and consolidation	7.1	23.2
Deferred revenue	141.3	103.7
Warranties	69.0	62.9
Other	195.2	157.1

TOTAL	$733.2	$648.2

For the year ended December 31, total comprehensive income consisted of the following:

	2004	2003

	(Dollars in millions)
Comprehensive Income
Net income	$172.2	$100.4
Other comprehensive income:
Unrealized foreign currency translation gains during period	89.4	131.3
Minimum pension liability adjustments during the period	(69.8)	62.2
Gain on cash flow hedges	2.8	49.5

TOTAL	$194.6	$343.4

Accumulated other comprehensive income (loss) as of December 31, consisted of the following:

	2004	2003

	(Dollars in millions)
Accumulated Other Comprehensive Income (Loss)
Cumulative unrealized foreign currency translation gains	$212.7	$123.3
Minimum pension liability adjustments	(388.1)	(318.3)
Accumulated gain on cash flow hedges	71.7	68.9

TOTAL	$(103.7)	$(126.1)

The minimum pension liability amounts above are net of deferred taxes of $209 million and $171.4 million in 2004 and 2003, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $38.6 million and $31.9 million in 2004 and 2003, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.
Fair Values of Financial Instruments
The Company’s accounting policies with respect to financial instruments are described in Note A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying amounts of the Company’s significant balance sheet financial instruments and their fair values are presented below as of December 31:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Dollars in millions)
Long-term debt	$1,901.8	$2,136.4	$2,212.2	$2,424.5
Derivative financial instruments at December 31, 2004 and 2003 were as follows:

	2004		2003

	Contract/		Contract/
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(Dollars in millions)
Interest rate swaps	$250.0	$(1.1)	$250.0	$2.2
Foreign currency forward contracts	712.8	110.3	598.1	96.7
Guarantees
The Company extends financial and product performance guarantees to third parties. As of December 31, 2004, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability

	(Dollars in millions)
Environmental remediation indemnification (Note X “Contingencies”)	No limit	$18.7
Financial Guarantees:
TIDES	$145.0	$—
Debt and lease payments	$2.8	$—
Residual value on leases	$54.6	$—
Executive loans to purchase company stock	$4.4	$—
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

TIDES
In connection with the Company’s acquisition of Coltec Industries Inc. on July  12, 1999, the Company guaranteed amounts owed by Coltec Capital Trust with respect to the $145 million of outstanding Coltec Capital Trust 5 1/4% convertible trust preferred securities (TIDES) and has guaranteed Coltec’s performance of its obligations with respect to Coltec’s guarantee of the TIDES and the underlying Coltec convertible junior subordinated debentures. Following the spin-off of the Company’s engineered industrial products (EIP) segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro Industries, Inc., Coltec and Coltec

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or relating to the TIDES after the spin-off.
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

Executive Loans to Purchase Company Stock
The executive loans to purchase Company stock are full-recourse bank loans made pursuant to the Company’s Executive Stock Purchase Program (the Program). The Company has guaranteed the loans in the event of default, but has recourse to the executives if the Company incurs a loss under the guarantee. Participants in the Program are fully liable for any losses, as well as for the repayment of the loans when they come due. Each of the loans has a maturity date of September 30, 2006, with the exception of one loan to a former officer that matures on March 31, 2005. The Program was suspended effective August 16, 2002, and no further loans may be made under the Program. None of the loans has been modified since the Company suspended the Program.
Service and Product Warranties
The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The changes in the carrying amount of service and product warranties are as follows:

(Dollars In millions)

Balance at December 31, 2002	$67.9
Service and product warranty provision	42.7
Payments	(32.5)
Foreign currency translation	0.5

Balance at December 31, 2003	78.6

Service and product warranty provision	38.2
Obligations assumed in the partial settlement with Northrop Grumman	71.7
Payments	(22.3)
Foreign currency translation	0.3

Balance at December 31, 2004	$166.5

The partial settlement with Northrop Grumman relates to the Company’s assumption of certain customer warranty claims for products designed, manufactured or sold by TRW prior to the acquisition of the Aeronautical Systems business by the Company. See Note Y “Partial Settlement with Northrop Grumman.”
As of December 31, the current and long-term portions of service and product warranties were as follows:

	2004	2003

	(Dollars in
	millions)
Short-term liabilities	$69.0	$62.9
Long-term liabilities	97.5	15.7

TOTAL	$166.5	$78.6

Note Q. Derivatives and Hedging Activities
Cash Flow Hedges
The Company has subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys but have significant sales contracts that are denominated in U.S. Dollars. Periodically, the Company enters into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys.
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income, net of deferred taxes. The notional value of the forward contracts at December 31, 2004 was $712.8 million. The fair value of the forward contracts at December 31, 2004 was an asset of $110.3 million, of which $81.1 million is recorded in Prepaid Expenses and Other Assets and $29.2 million is recorded in Other Assets.
The total fair value of the forward contracts of $110.3 million (before deferred taxes of $38.6 million), including terminated forward contracts as discussed below, was recorded in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of December 31, 2004, the portion of the $110.3 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $81.1 million.
In 2003, the Company terminated certain forward contracts prior to their scheduled maturities in 2004 and received cash of $3.8 million. As of December 31, 2004, all of the gain related to these terminated contracts has been reflected in income and sales when the original contracts would have matured.
Fair Value Hedges
In September 2002, the Company terminated an interest rate swap agreement, prior to its maturity in 2009, on its $200 million in principal amount of 6.6 percent senior notes due in 2009. At termination, the Company received $29.4 million in cash, comprised of a $2.6 million receivable representing the amount owed on the interest rate swap from the previous settlement date and $26.8 million representing the fair value of the interest rate swap at the time of termination. The carrying amount of the notes was increased by $26.8 million representing the fair value of the debt due to changes in interest rates for the period hedged. This amount is being amortized as a reduction to interest expense over the remaining term of the debt.
In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent senior notes due in 2007. In October 2003, the Company entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on the Company’s 7.5 percent senior notes due in 2008 and the other $50 million swap is on the Company’s 6.45 percent medium-term notes due in 2008. In December 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on its 7.5 percent senior notes due in 2008. The purpose of entering into these swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $1.1 million at December 31, 2004.
Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, in January 2004 the Company began to enter into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. As of December 31, 2004, the Company had forward contracts with a notional value of $81 million to buy Great Britain Pounds Sterling, contracts with a net notional value of $11 million to buy Euros and contracts with a notional value of $5.4 million to sell Canadian Dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note R. Supplemental Cash Flow Information
The following table sets forth other cash flow information including acquisitions accounted for under the purchase method.

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Estimated fair value of tangible assets acquired	$—	$2.1	$1,002.7
Goodwill and identifiable intangible assets acquired	—	(26.4)	830.1
Cash (paid) received	(0.5)	23.6	(1,472.6)

Liabilities assumed or (extinguished)	$(0.5)	$(0.7)	$360.2

Interest paid (net of amount capitalized)	$142.8	$151.5	$87.2
Income taxes paid (refunds received), net	$31.7	$(76.5)	$(46.7)
Interest and income taxes paid includes amounts related to discontinued operations.
Note S. Preferred Stock
There are 10,000,000 authorized shares of Series Preferred Stock — $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 2004, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

Cumulative Participating Preferred Stock — Series F
The Company has 200,000 shares of Junior Participating Preferred Stock — Series F — $1 par value Series F Stock authorized at December 31, 2004. Series F Stock has preferential voting, dividend and liquidation rights over the Company’s common stock. At December 31, 2004, no Series F Stock was issued or outstanding.

Shareholder Rights Plan
Each outstanding share of the Company’s common stock carries with it one preferred share purchase right which allows the registered holder to purchase directly from the Company one one-thousandth of a share of Series F Stock for a purchase price of $200 (subject to adjustment). The terms of the rights are described in a rights agreement, dated as of June 2, 1997, between the Company and The Bank of New York, as rights agent. Each share of Series F Stock generally has voting and dividend rights that are intended to be equivalent to one thousand shares of the Company’s common stock.
The preferred share purchase rights are generally not exercisable or transferable until the earlier of ten business days after a public announcement that a person has become an acquiring person, or ten business days after the commencement of, or announcement of an intention to commence, a tender or exchange offer that would result in a person becoming an acquiring person. Under the plan, a person (other than the Company or any of the Company’s employee benefit plans) will become an acquiring person if that person, together with any affiliated or associated persons, acquires, or obtains the right to acquire or vote, 20% or more of the Company’s outstanding common stock, subject to certain exceptions described in the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If a person becomes an acquiring person, the holder of each right (other than the acquiring person and its affiliates and associates) may exercise the right into a number of shares of the Company’s common stock having a then current market value of two times the purchase price of the right. If there are an insufficient number of shares of common stock to permit the exercise of the rights in full, the Company will substitute shares of Series F Stock or fractions thereof that have the same market value as the shares of common stock that would otherwise be issued upon exercise of the rights. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of the Company’s consolidated assets or earning power is sold after a person has become an acquiring person, arrangements will be made so that the holder of each right may exercise the right into a number of shares of common stock of the acquiring company that have a then current market value of two times the purchase price of the right.
If a person has become an acquiring person but has not acquired beneficial ownership of 50% or more of the Company’s outstanding common stock, the Company may exchange the rights in whole or in part for shares of the Company’s common stock at an exchange ratio of one share of common stock per right, or if the Company does not have a sufficient number of shares of the Company’s common stock to permit the exchange, shares of Series F Stock or fraction thereof having a market value equal to one share of common stock.
Until a person has become an acquiring person, the Company may redeem the rights in whole, but not in part, at a price of $0.01 per right, and supplement or amend the rights agreement without the approval of the holders of the rights. After a person has become an acquiring person, the Company may not amend the rights agreement in any manner that would adversely affect the holders of the rights.
The rights will expire at the close of business on August 2, 2007, or earlier if the Company redeems them, or the Company exchanges them for shares of the Company’s common stock or Series F Stock.
Note T. Common Stock
During 2004, 2003 and 2002, 1.444 million, 0.696 million and 0.474 million shares, respectively, of authorized but unissued shares of common stock were issued under the Stock Option Plan and other employee stock-based compensation plans.
During 2002, the Company sold 14.950 million shares of common stock in a public offering for net proceeds of $216.2 million.
The Company acquired 0.026 million, 0.033 million, and 0.060 million shares of treasury stock in 2004, 2003 and 2002, respectively.
As of December 31, 2004, there were 14.3 million shares of common stock reserved for future issuance under the Stock Option Plan and other employee stock-based compensation plans.
Note U. Preferred Securities of Trust
On July 6, 1995, BFGoodrich Capital, a wholly owned Delaware statutory business trust (Trust), which was consolidated by the Company prior to the fourth quarter 2003, received $122.5 million, net of the underwriting commission, from the issuance of 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). The Trust invested the proceeds in 8.30% Junior Subordinated Debentures, Series A, due 2025 (QUIPS Debentures) issued by the Company, which represent approximately 97 percent of the total assets of the Trust. The Company used the proceeds from the Junior Subordinated Debentures primarily to redeem all of the outstanding shares of the $3.50 Cumulative Convertible Preferred Stock, Series D.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 6, 2003 the Company redeemed approximately $63 million of the QUIPS and on March 2, 2004, the Company completed the redemption of the remaining $63.5 million of the QUIPS outstanding. The QUIPS were supported by the QUIPS Debentures which were also redeemed on October 6, 2003 and March 2, 2004. In 2003 and 2004, the Company recorded expenses of $0.4 million and $0.3 million, respectively, for associated costs in Other Income (Expense) — Net related to the redemptions.
Note V. Stock-Based Compensation
The Company administers the Goodrich 2001 Stock Option Plan (Plan) as part of its long-term incentive compensation plan. The Plan, as approved by the Company’s shareholders, allows the Company to use stock options, performance shares, restricted stock awards, restricted stock options and several other equity-based compensation tools. Currently, the Plan, which will expire on April 17, 2011, unless renewed, makes 6,500,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 17, 2001 for future awards under the Company’s 1999 stock option plan, and any shares of common stock representing outstanding 1999 stock option plan awards as of April 17, 2001 that are not issued or otherwise are returned to the Company after that date. Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3 percent after one year, 66 2/3 percent after two years and 100 percent after three years. Options granted before that date are exercisable at the rate of 35 percent after one year, 70 percent after two years and 100 percent after three years, except that options granted to the Company’s Executive Officers are fully exercisable immediately after grant. The term of each option cannot exceed 10 years from the date of grant. All options granted under the Plan have been granted at not less than 100 percent of fair market value on the date of grant.
During 2004, the Company granted stock options under the plan to certain employees and administered an employee stock purchase plan. Effective January 1, 2004, the Company changed its method of accounting for stock-based compensation. The Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (SFAS No. 148). As provided for by these standards, the Company began to expense stock options and the shares issued under its employee stock purchase plan on a modified prospective basis. Under this transition method, new grants will be valued at the date issued and expensed. The expense will be recognized over the period the stock options and shares are earned and vest. Prior periods have not been restated. The fair value for options issued in 2004 under SFAS 123 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2004

Risk-Free Interest Rate (%)	4.1
Dividend Yield (%)	3.3
Volatility Factor (%)	44.5
Weighted-Average Expected Life of the Options (years)	7.0
The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair value of stock options granted during 2004 was $11.06 per share. The adoption reduced before tax income by $12.1 million, or $7.7 million after tax, for the year ended December 31, 2004 as compared to accounting for stock-based compensation in accordance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).
Prior to January 1, 2004, the Company granted stock options and performance shares under the plan to certain employees and administered an employee stock purchase plan; however, prior to that date, the stock-based employee compensation was accounted for in accordance with APB No. 25 and no compensation expense was included in net income for stock options or employee stock purchase plan shares. The Company also has outstanding stock options under the pre-merger plans of Coltec and Rohr. These stock options are included in the disclosures below.
Prior to the Company’s adoption of SFAS No. 123 and SFAS No. 148, SFAS No. 123 required the Company to provide pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002

Risk-Free Interest Rate (%)	3.7	3.7
Dividend Yield (%)	3.6	3.6
Volatility Factor (%)	47.4	47.4
Weighted-Average Expected Life of the Options (years)	7.0	7.0
The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair values of stock options granted during 2003 and 2002 were $6.80 and $9.50, respectively.
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

	Year Ended
	December 31,

	2003	2002

	(Dollars in millions,
	except per share
	amounts)
Net income:
As reported	$100.4	$117.9
Pro forma	81.5	100.4
Earnings per share:
Basic:
As reported	$0.85	$1.14
Pro forma	0.69	0.97
Diluted:
As reported	$0.85	$1.14
Pro forma	0.69	0.97
The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for years after those presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the Company’s stock option activity and related information follows:

		Weighted-Average
	Options	Exercise Price

	(In thousands)
Year Ended December 31, 2004
Outstanding at beginning of year	10,648.1	$29.54
Granted	715.7	30.53
Exercised	(1,013.7)	21.73
Forfeited	(321.9)	29.35

Outstanding at end of year	10,028.2	29.44

Year Ended December 31, 2003
Outstanding at beginning of year	9,460.5	$30.93
Granted	2,371.0	18.65
Exercised	(138.3)	20.16
Forfeited	(1,045.1)	26.67

Outstanding at end of year	10,648.1	29.54

Year Ended December 31, 2002
Outstanding at beginning of year	8,145.9	$33.60
Granted — before EnPro spin-off	1,916.7	26.19
Exercised — before EnPro spin-off	(157.7)	24.05
Forfeited — before EnPro spin-off	(408.8)	31.44
Adjustment to outstanding options due to EnPro spin-off (1)	420.5
Exercised — after EnPro spin-off	(19.1)	26.09
Forfeited — after EnPro spin-off	(437.0)	36.24

Outstanding at end of year	9,460.5	30.93

(1)	At the time of the EnPro spin-off, the number of options and the exercise price per option were adjusted based on the ratio of the Company’s stock price before and after the spin-off.
The following table summarizes information about the Company’s stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted-		Weighted-
	Number	Weighted-Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	(In thousands)	Contractual Life	Price	(In thousands)	Price

$14.29 — $22.25	1,976.8	7.8 years	$18.58	1,097.0	$18.47
$25.10 — $30.98	3,598.3	6.5 years	26.44	2,620.9	25.51
$32.02 — $38.84	3,744.8	4.2 years	36.00	3,744.8	36.00
$39.02 — $47.02	708.3	3.0 years	40.21	708.3	40.21

Total	10,028.2	5.6 years		8,171.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
During the years ended December 31, 2004, 2003 and 2002, restricted stock awards for 4,200, 58,603 and 74,340 shares, respectively, were made under the Plan, including those made to employees of discontinued operations. Restricted stock awards may be subject to conditions established by the Board of Directors. Under the terms of the restricted stock awards, the granted stock generally vest three years after the award date. Cash dividends are paid to participants each quarter. The cost of these awards, determined as the market value of the shares at the date of grant, is being amortized over the vesting period. During 2004, 2003 and 2002, 8,378, 6,600 and no shares of restricted stock, respectively, were forfeited. In 2004, 2003 and 2002, $0.7 million, $1.0 million and $0.8 million, respectively, was charged to expense of continuing operations for restricted stock awards.

Restricted Stock Units
During the year ended December 31, 2004, restricted stock unit awards for 591,750 units were made under the Plan. Restricted stock units may be granted subject to conditions established by the Board of Directors. Under the terms of the restricted stock units, the units either vest three years after the award date or vest 50 percent at the end of the third year, 75 percent at the end of the fourth year and 100 percent at the end of the fifth year or 100 percent at the end of the third year with provisions for accelerated vesting in certain circumstances. Cash dividend equivalents are paid to participants each quarter. The cost of these awards, determined as the market value of the shares at the date of grant, plus dividends declared is being amortized over the vesting period. During 2004, 28,100 restricted stock units were forfeited. In the year ended December 31, 2004, $4.9 million was charged to expense of continuing operations for restricted stock units.

Performance Units
The Plan provides for the issuance of performance units that may be earned and paid in cash to the Company’s management based on the achievement of certain financial goals over a three year measurement period. Dividends accrue on performance units during the measurement period and are reinvested in additional performance units. Compensation expense is recorded consistent with the achievement of performance objectives. During 2004, 2003 and 2002, the Company issued 198,900, 361,000 and 283,000 performance units, respectively. During 2004, 2003 and 2002, 45,600, 18,630, and 15,700 performance units, respectively, were forfeited. In 2004, $2.3 million before tax was charged to expense, in 2003, $4.1 million before tax was charged to expense and in 2002, $1.4 million before tax was recognized as income of continuing operations for performance units.
Note W. Discontinued Operations
The disposition of the Engineered Industrial Products segment and Avionics business and the closure of the PRS business are reported as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Engineered Industrial Products, Avionics and PRS have been segregated in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following summarizes the results of discontinued operations:

	Year Ended
	December 31,

	2003	2002

	(Dollars in millions)
Sales:
Engineered Industrial Products	$—	$289.5
Avionics and Passenger Restraint Systems	24.3	101.7

	$24.3	$391.2

Pretax income (loss) from operations:
Engineered Industrial Products	$—	$(13.5)
Avionics and Passenger Restraint Systems	(0.9)	2.7

	(0.9)	(10.8)
Income tax benefit	0.3	3.9
Distributions on trust preferred securities	—	(3.3)
Gain on the sale of Avionics (net of income tax expense of $39.1 million)	63.0	—

Income (loss) from discontinued operations	$62.4	$(10.2)

Spin-off of Engineered Industrial Products
On May 31, 2002, the Company completed the tax-free spin-off of its Engineered Industrial Products (EIP) segment. The spin-off was effected through a tax-free distribution to the Company’s shareholders of all of the capital stock of EnPro Industries, Inc. (EnPro), a subsidiary that the Company formed in connection with the spin-off. In the spin-off, the Company’s shareholders received one share of EnPro common stock for every five shares of the Company’s common stock owned on May 28, 2002, the record date.
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
The spin-off was recorded as a dividend and resulted in a reduction of the Company’s shareholders’ equity of $409.1 million representing the recorded value of the net assets of the business distributed, including cash of $47 million. The distribution agreement provided for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain post-distribution adjustments relating to the amount of cash to be included in the net assets distributed, which adjustments resulted in a cash payment by EnPro to the Company of $0.6 million.
The $150 million of outstanding Coltec Capital Trust 5 1/4% convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations remained outstanding as part of the EnPro capital structure following the spin-off. The TIDES are convertible into shares of both Goodrich and EnPro common stock until April 15, 2028. As of December 31, 2004, $145 million of the TIDES remained outstanding. The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.
Prior to the spin-off, Coltec acquired certain call options on the Company’s common stock in order to partially hedge its exposure to fluctuations in the market price of the Company’s stock resulting from the TIDES. These call options remained an asset of Coltec following the spin-off.
Avionics and Passenger Restraint Systems
On March 28, 2003, the Company completed the sale of its Avionics business to L-3 Communications Corporation for $188 million, or $181 million net of fees and expenses. The gain on the sale was $63 million after tax, which was reported as Income from Discontinued Operations. The Avionics business marketed a variety of state-of-the art avionics instruments and systems primarily for general aviation, business jet and military aircraft. The Company’s PRS business ceased operations in the first quarter of 2003. Prior periods have been restated to reflect the Avionics and PRS businesses as discontinued operations.
Note X. Contingencies
General
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flow. From time to time, the Company is also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed as incurred.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Environmental liabilities, including legal costs, are recorded when the Company’s liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites.
The Company’s Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $88.5 million and $87.8 million at December 31, 2004 and December 31, 2003, respectively. At December 31, 2004 and December 31, 2003, $16.2 million and $17.6 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At December 31, 2004 and December 31, 2003, $29.6 million and $24.9 million, respectively, was associated with ongoing operations and $58.9 million and $62.9 million, respectively, was associated with businesses previously disposed of or discontinued.
The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation in less than 30 years at all sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asbestos
The Company and a number of its subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers in products, or which may have been present in the Company’s facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. The Company believes that pending and reasonably anticipated future actions, net of anticipated insurance recoveries, are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on the Company’s results of operations in a given period.
The Company believes that it has substantial insurance coverage available to it related to any remaining claims. However, the primary layer of insurance coverage for some of these claims is provided by the Kemper Insurance Companies (Kemper). Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan approved by the Illinois Department of Insurance. The Company cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.
In addition, a portion of the Company’s primary and excess layers of general liability insurance coverage for some of these claims was provided by insurance subsidiaries of London United Investments plc (KWELM). KWELM is insolvent and in the process of distributing its assets and dissolving. In September 2004, the Company entered into a settlement agreement with KWELM pursuant to which the Company agreed to give up its rights with respect to the KWELM insurance policies in exchange for $18.3 million. The settlement amount is subject to increase under certain circumstances. The settlement represents a negotiated payment for the Company’s loss of insurance coverage, as it no longer has the KWELM insurance available for claims that would have qualified for coverage. The settlement amount of $18.3 million was recorded as a deferred settlement credit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Guarantees
In connection with the Company’s acquisition of Coltec Industries Inc. on July 12, 1999, the Company guaranteed amounts owed by Coltec Capital Trust with respect to the $145 million of outstanding Coltec Capital Trust 5 1/4% convertible trust preferred securities (TIDES) and have guaranteed Coltec’s performance of its obligations with respect to Coltec’s guarantee of the TIDES and the underlying Coltec convertible junior subordinated debentures. Following the spin-off of the Company’s engineered industrial products (EIP) segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro Industries, Inc., Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or relating to the TIDES after the spin-off.
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
In addition to the Company’s guarantee of the TIDES, at December 31, 2004, the Company has an outstanding contingent liability for guarantees of debt and lease payments of $2.8 million, letters of credit and bank guarantees of $62.9 million, residual value of leases of $54.6 million and executive loans to purchase the Company’s stock of $4.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Tax
In 2000, Coltec, the Company’s former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November  2, 2004, the Company was notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund will also bear interest to the date of payment. As of December 31, 2004, the interest amount was approximately $46.6 million before tax, or $30.3 million after tax. A final judgment was entered in this case by the U.S. Court of Federal Claims on February 15, 2005. The Government has until April 18, 2005 to appeal the decision to the United States Court of Appeals for the Federal Circuit. If the Government does not appeal the decision or the trial court judge’s decision is ultimately upheld, the Company will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If the Company receives these amounts, it expects to record net income of approximately $145 million, based on interest through December 31, 2004, and including the release of previously established reserves. If the IRS were to appeal the judgment and ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. The Company may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.
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
The Company is continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. As of December 31, 2004, the Company has recorded tax contingency reserves of approximately $316 million.
The current IRS examination audit cycle began in March 2002 and relates to the following consolidated income tax groups for the following years:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)
Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)
There are numerous tax issues that have been raised during the examination by the IRS, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes.
One of our subsidiaries, Rohr, Inc. (Rohr) has been under examination by the State of California for the tax years ending July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s State Board of Equalization has held that the deductions associated with the leased equipment were non-business deductions, resulting in an additional tax assessment of approximately $5.5 million. The amount of interest on the tax assessment is approximately $23.5 million. The Company continues to contest the assessment. The Company is adequately reserved for this contingency.

Note Y.	Partial Settlement with Northrop Grumman
During the fourth quarter 2004, the Company entered into a $99 million partial settlement agreement with Northrop Grumman relating to the Company’s acquisition of TRW’s Aeronautical Systems businesses in October 2002. The partial settlement agreement primarily relates to customer warranty and other contract claims for products that were designed, manufactured or sold by TRW prior to the Company’s purchase of Aeronautical Systems. Under the terms of the settlement, the Company has assumed certain liabilities associated with future customer warranty and other contract claims for these products. The settlement excluded amounts associated with any claims that the Company may have against Northrop Grumman relating to the Airbus 380 actuation systems development program and certain other liabilities retained by TRW under the Purchase Agreement. As a result of the partial settlement, the Company recorded a liability for the estimated undiscounted future liabilities that the Company assumed. The Company recorded a charge of $23.4 million to Cost of Sales representing the amount by which its estimated future undiscounted liabilities plus its receivable from Northrop Grumman for these matters exceeded the settlement amount. The charge is reflected in the applicable segments’ operating income.

QUARTERLY FINANCIAL DATA (UNAUDITED)(1)

	2004 Quarters				2003 Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(Dollars in millions, except per share amounts)
BUSINESS SEGMENT SALES:
Airframe Systems	$402.6	$403.8	$399.5	$423.8	$402.1	$395.4	$373.6	$392.7
Engine Systems	498.5	449.2	474.5	517.4	423.6	423.8	420.1	447.4
Electronic Systems	261.0	281.0	292.5	320.7	268.5	275.3	270.2	290.2

TOTAL SALES	$1,162.1	$1,134.0	$1,166.5	$1,261.9	$1,094.2	$1,094.5	$1,063.9	$1,130.3

GROSS PROFIT(2)	$293.3	$307.5	$313.0	$303.6	$194.4	$274.9	$278.7	$269.0

OPERATING INCOME:
Airframe Systems	$21.1	$25.3	$27.6	$16.1	$21.8	$22.9	$17.8	$16.6
Engine Systems	74.4	69.4	65.2	55.9	(35.2)	25.8	63.1	43.6
Electronic Systems	22.9	31.8	38.8	44.3	32.2	32.0	37.0	38.8
Corporate	(19.5)	(23.4)	(23.6)	(26.5)	(15.9)	(14.6)	(16.1)	(24.8)

TOTAL OPERATING INCOME	$98.9	$103.1	$108.0	$89.8	$2.9	$66.1	$101.8	$74.2

INCOME FROM:
Continuing Operations	$30.6	$38.8	$49.9	$36.7	$(32.8)	$14.7	$34.0	$22.6
Discontinued Operations	—	—	—	—	62.7	(0.3)	—	—
Cumulative Effect of Change in Accounting	16.2	—	—	—	(0.5)	—	—	—

NET INCOME	$46.8	$38.8	$49.9	$36.7	$29.4	$14.4	$34.0	$22.6

Basic Earnings Per Share(3):
Continuing Operations	$0.26	$0.33	$0.42	$0.31	$(0.28)	$0.13	$0.29	$0.19
Discontinued Operations	—	—	—	—	0.53	(0.01)	—	—
Cumulative Effect of Change in Accounting	0.14	—	—	—	—	—	—	—

Net income	$0.40	$0.33	$0.42	$0.31	$0.25	$0.12	$0.29	$0.19

Diluted Earnings Per Share(3):
Continuing Operations	$0.26	$0.32	$0.41	$0.30	$(0.28)	$0.12	$0.29	$0.19
Discontinued Operations	—	—	—	—	0.53	—	—	—
Cumulative Effect of Change in Accounting	0.13	—	—	—	—	—	—	—

Net income	$0.39	$0.32	$0.41	$0.30	$0.25	$0.12	$0.29	$0.19

(1)	The historical amounts presented above have been restated to present the Company’s Avionics and PRS businesses as discontinued operations.

(2)	Gross profit represents sales less cost of sales.

(3)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share.
The first quarter of 2004 includes a $1.8 million pre-tax charge for restructuring and consolidation costs, a $4.3 million increase in stock-based compensation expense from the adoption of SFAS 123 and a $2.4 million pre-tax charge from the cumulative catch-up adjustments recorded by Aerostructures which changed its accounting for contracts in 2004. See Note E “Cumulative Effect of Change in Accounting.” Effective with the second quarter of 2004, the Company retroactively adopted the Financial Accounting Standards Board Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The retroactive adoption has resulted in an increase of $0.4 million to Operating Income, an increase of $0.9 million to Net

Income and an increase to Basic and Diluted Earnings per Share for Continuing Operations and Net Income of $0.01 when compared to the amounts previously reported in the first quarter 2004 10-Q.
The second quarter of 2004 includes a $3.1 million pre-tax charge for restructuring and consolidation costs, a $2.3 million increase in stock-based compensation expense from the adoption of SFAS 123 and $8.7 million of pre-tax income from the cumulative catch-up adjustments recorded by Aerostructures which changed its accounting for contracts in 2004. See Note E “Cumulative Effect of Change in Accounting.”.
The third quarter of 2004 includes a $3.6 million pre-tax charge for restructuring and consolidation costs, a $0.2 million pre-tax charge related to the impairment of production assets at a foreign facility, a $2.8 million increase in stock-based compensation expense from the adoption of SFAS 123, a $6.4 million pre-tax charge from the cumulative catch-up adjustments recorded by Aerostructures which changed its accounting for contracts in 2004 (See Note E “Cumulative Effect of Change in Accounting”) and a before tax gain of $6.2 million related to the revised accounting treatment of a technology development grant which had been expensed in prior periods.
The fourth quarter of 2004 includes a $3.5 million pre-tax charge for restructuring and consolidation costs, $1.3 million for pension curtailment charges, a $0.2 million pre-tax charge related to the impairment of assets, a $2.7 million increase in stock-based compensation expense from the adoption of SFAS 123, a $14.1 million pre-tax charge from the cumulative catch-up adjustments recorded by Aerostructures which changed its accounting for contracts in 2004 (See Note E “Cumulative Effect of Change in Accounting”), a charge of $23.4 million pre-tax related to the partial settlement with Northrop Grumman, a $6.8 million pre-tax charge related to the early conclusion of B717 production and an income tax benefit of $0.3 million, reflecting favorable foreign tax settlements, adjustments related to state income taxes and the finalization of the Company’s 2003 federal tax return, offset in part by additional reserves for certain income tax issues.
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
The fourth quarter of 2003 includes a $7.2 million pre-tax charge including $2.7 million for restructuring and consolidation costs and $4.5 million for a pension curtailment charge. Results also include a pre-tax charge of $15.1 million for a contract termination for the PW4000 engine nacelles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.
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
Evaluation of Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting as of December 31, 2004 appears on page 58 and is incorporated herein by reference. The report of Ernst & Young LLP on management’s assessment and the effectiveness of internal control over financial reporting appears on page 60 and is incorporated herein by reference.
Changes in Internal Control.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent fiscal quarter that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Biographical information concerning our Directors appearing under the caption “Proposals to Shareholders – 1. Election of Directors – Nominees for Election” and information under the captions “Governance of the Company – Business Code of Conduct”, “Governance of the Company – Director Independence; Audit Committee Financial Expert”, “Governance of the Company – Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement dated March 7, 2005 are incorporated herein by reference. Biographical information concerning our Executive Officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation
Information concerning executive and director compensation appearing under the captions “Executive Compensation”, “Governance of the Company – Compensation of Directors” and “Governance of the Company – Indemnification; Insurance” in our proxy statement dated March 7, 2005 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management
Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our proxy statement dated March 7, 2005 are incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans appearing under the caption “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans” in our proxy statement dated March 7, 2005 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
Information appearing under the caption “Executive Compensation – Executive Stock Purchase Program” in our proxy statement dated March 7, 2005 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information appearing under the captions “Proposals to Shareholders-2. Ratification of Appointment of Independent Auditors – Fees to Independent Auditors for 2004 and 2003” and “Appointment of Independent Auditors — Audit Review Committee Pre-Approval Policy” in our proxy statement dated March 7, 2005 is incorporated by reference herein.

Item 15.	Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:

(1)	Consolidated Financial Statements.
The consolidated financial statements filed as part of this report are listed in Part II, Item 8 in the Index to Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules: Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits: A listing of exhibits is on pages 135 to 138 of this Form 10-K.

(b)	Exhibits. See the Exhibit Index beginning at page 135 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(H) through 10(PP).

(c)	Not applicable.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 28, 2005.

Goodrich Corporation
(Registrant)

By	/s/ Marshall O. Larsen

Marshall O. Larsen,
Chairman, President and Chief Executive Officer
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 28, 2005 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ Marshall O. Larsen Marshall O. Larsen Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ James W. Griffith ---------------------------------------------- James W. Griffith Director

/s/ Ulrich Schmidt Ulrich Schmidt Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ William R. Holland ---------------------------------------------- William R. Holland Director

/s/ Scott E. Kuechle Scott E. Kuechle Vice President and Controller (Principal Accounting Officer)	/s/ Douglas E. Olesen ---------------------------------------------- Douglas E. Olesen Director

/s/ Diane C. Creel Diane C. Creel Director	/s/ Alfred M. Rankin, Jr. ---------------------------------------------- Alfred M. Rankin, Jr. Director

/s/ George A. Davidson, Jr George A. Davidson, Jr Director	/s/ James R. Wilson ---------------------------------------------- James R. Wilson Director

/s/ Harris E. DeLoach, Jr Harris E. DeLoach, Jr Director	/s/ A. Thomas Young ---------------------------------------------- A. Thomas Young Director

/s/ James J. Glasser James J. Glasser Director

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

Exhibit
Number		Description

2(A)	—	Agreement for Sale and Purchase of Assets Between The B.F.Goodrich Company and PMD Group Inc., dated as of November 28, 2000, filed as Exhibit 2(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

2(B)	—	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

2(C)	—	Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2(B) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

2(D)	—	Amendment No. 1 dated as of October 1, 2002 to Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002, is incorporated herein by reference.

2(E)	—	Settlement Agreement effective as of December 27, 2004 by and between Northrop Grumman Space & Mission Systems Corp., as successor by merger to TRW, Inc., and Goodrich Corporation.*

3(A)	—	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

3(B)	—	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

4(A)	—	Rights Agreement, dated as of June 2, 1997, between The B.F.Goodrich Company and The Bank of New York which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Preferred Stock, Series F, par value $1 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 19, 1997, is incorporated herein by reference.

4(B)	—	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.

Exhibit
Number		Description

4(C)	—	Agreement of Resignation, Appointment and Acceptance effective February 4, 2005 by and among Goodrich Corporation, The Bank of New York and The Bank of New York Trust Company, N.A.*

Information relating to the Company’s long-term debt is set forth in Note K — ‘Financing Arrangements‘ to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4(B), instruments defining the rights of holders of such long-term debt are not filed herewith since no single item exceeds 10% of consolidated assets.

Copies of such instruments will be furnished to the Commission upon request.

10(A)	—	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of
The Geon Company, is incorporated herein by reference.

10(B)	—	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(C)	—	Transition Services Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(MM) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(D)	—	Employee Matters Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(NN) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(E)	—	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10(F)	—	Three Year Credit Agreement dated as of August 30, 2003 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10(G)	—	Amendment No. 1 dated as of December 5, 2003 to the Three Year Credit Agreement dated as of August 20, 2003 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as paying agent for such lenders, filed as Exhibit 10(G) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10(H)	—	Key Employees’ Stock Option Plan (effective April 15, 1991), filed as Exhibit 10(K) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(I)	—	Stock Option Plan (effective April 15, 1996), filed as Exhibit 10 (A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(J)	—	Stock Option Plan (effective April 19, 1999), filed as Appendix B to the Company’s definitive proxy statement filed March 4, 1999, is incorporated herein by reference.

10(K)	—	2001 Stock Option Plan, filed as Exhibit D to the Company’s 2001 Proxy Statement dated March 5, 2001, is incorporated herein by reference.

10(L)	—	Amendment Number One to the 2001 Stock Option Plan, filed as Exhibit 10(JJ) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

Exhibit
Number		Description

10(M)	—	Form of nonqualified stock option award agreement.*

10(N)	—	Form of restricted stock award agreement.*

10(O)	—	Form of restricted stock unit award agreement.*

10(P)	—	Form of performance unit award agreement.*

10(Q)	—	2002 — 2004 Long-Term Incentive Plan Summary Plan Description and form of award, filed as Exhibit 10(JJ) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated herein by reference.

10(R)	—	2003 — 2005 Long-Term Incentive Plan Summary Plan Description and form of award, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10(S)	—	Form of award letter for 2004 stock-based compensation awards to executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference herein.

10(T)	—	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

10(U)	—	Management Incentive Program, filed as Exhibit 10 (D) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10(V)	—	Senior Executive Management Incentive Plan, filed as Appendix B to the Company’s 2000 Proxy Statement dated March 3, 2000, is incorporated herein by reference.

10(W)	—	Form of Disability Benefit Agreement, filed as Exhibit 10(U) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.

10(X)	—	Form of Supplemental Executive Retirement Plan Agreement.*

10(Y)	—	The B.F.Goodrich Company Benefit Restoration Plan, filed as Exhibit 10(J) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10(Z)	—	The B.F.Goodrich Company Savings Benefit Restoration Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8 (No. 333-19697), is incorporated herein by reference.

10(AA)	—	Goodrich Corporation Severance Plan, filed as Exhibit 10(II) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

10(BB)	—	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees.*

10(CC)	—	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(AA) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.

10(DD)	—	Letter dated January 7, 2003 relating to compensation and benefits for David L. Burner, filed as Exhibit 10(DD) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(EE)	—	Coltec Industries Inc 1992 Stock Option and Incentive Plan (as amended through May 7, 1998), filed as Exhibit 10(EE) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(FF)	—	Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(FF) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit
Number		Description

10(GG)	—	First Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(GG) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(HH)	—	Second Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(HH) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10(II)	—	Employee Stock Purchase Plan, filed as Exhibit E to the Company’s 2001 Proxy Statement dated March 5, 2001, is incorporated herein by reference.

10(JJ)	—	Amendment Number One to the Employee Stock Purchase Plan, filed as Exhibit 10(KK) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

10(KK)	—	Directors’ Phantom Share Plan, as filed as Exhibit 10(II) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.

10(LL)	—	Directors’ Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10(MM)	—	Goodrich Corporation Outside Director Deferral Plan.*

10(NN)	—	Goodrich Corporation Outside Director Phantom Share Plan.*

10(OO)	—	Employment Arrangements for the Named Executive Officers*

10(PP)	—	Compensation Arrangements for Non-Management Directors*

21	—	Subsidiaries.*

23(A)	—	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.*
31	—	Rule 13a-14(a)/15d-14(a) Certifications.*
32	—	Section 1350 Certifications.*