Form 10-Q
period 2005-03-31
GOODRICH CORP
filed 2005-05-05
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-892

GOODRICH CORPORATION

(Exact name of registrant as specified in its charter)

New York	34-0252680
(State of incorporation)	(I.R.S. Employer Identification No.)

Four Coliseum Centre	28217
2730 West Tyvola Road	(Zip Code)
Charlotte, North Carolina
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

As of March 31, 2005, there were 120,543,337 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Goodrich Corporation

We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of March 31, 2005, and the related condensed consolidated statement of income for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Charlotte, North Carolina
May 2, 2005

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in millions,
	except per share amounts)
Sales	$1,282.0	$1,162.1
Operating costs and expenses:
Cost of sales	933.7	869.8
Selling and administrative costs	217.1	193.4

	1,150.8	1,063.2

Operating Income	131.2	98.9
Interest expense	(33.9)	(37.4)
Interest income	0.9	0.8
Other income (expense) — net	(10.1)	(18.0)

Income from continuing operations before income taxes	88.1	44.3
Income tax expense	(30.6)	(13.7)

Income From Continuing Operations	57.5	30.6
Cumulative effect of change in accounting	—	16.2

Net Income	$57.5	$46.8

Basic Earnings Per Share:
Continuing operations	$0.48	$0.26
Cumulative effect of change in accounting	—	0.14

Net Income	$0.48	$0.40

Diluted Earnings Per Share:
Continuing operations	$0.47	$0.26
Cumulative effect of change in accounting	—	0.13

Net Income	$0.47	$0.39

Dividends declared per common share	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2005	2004
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$286.4	$297.9
Accounts and notes receivable, less allowances for doubtful receivables ($19.5 at March 31, 2005 and at December 31, 2004)	724.1	654.4
Inventories — net	1,226.8	1,166.8
Deferred income taxes	115.2	118.9
Prepaid expenses and other assets	97.9	118.8

Total Current Assets	2,450.4	2,356.8

Property, plant and equipment — net	1,144.8	1,165.0
Prepaid pension	261.2	275.5
Goodwill	1,299.5	1,266.3
Identifiable intangible assets — net	491.4	507.0
Deferred income taxes	44.6	44.7
Other assets	593.7	602.2

Total Assets	$6,285.6	$6,217.5

Current Liabilities
Short-term debt	$—	$1.0
Accounts payable	527.2	511.5
Accrued expenses	726.4	733.2
Income taxes payable	317.5	294.4
Deferred income taxes	22.0	22.0
Current maturities of long-term debt and capital lease obligations	2.0	2.4

Total Current Liabilities	1,595.1	1,564.5

Long-term debt and capital lease obligations	1,893.8	1,899.4
Pension obligations	765.2	761.7
Postretirement benefits other than pensions	300.7	302.7
Deferred income taxes	19.9	33.7
Other non-current liabilities	308.4	312.6
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value — Authorized 200,000,000 shares; issued 134,126,676 shares at March 31, 2005 and 132,709,310 shares at December 31, 2004 (excluding 14,000,000 shares held by a wholly owned subsidiary)	670.6	663.5
Additional paid-in capital	1,115.0	1,077.9
Income retained in the business	153.0	119.5
Accumulated other comprehensive income/(loss)	(121.2)	(103.7)
Common stock held in treasury, at cost (13,583,339 shares at March 31, 2005 and 13,566,071 shares at December 31, 2004)	(414.9)	(414.3)

Total Shareholders’ Equity	1,402.5	1,342.9

Total Liabilities And Shareholders’ Equity	$6,285.6	$6,217.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in millions)
Operating Activities
Income from continuing operations	$57.5	$30.6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Restructuring and consolidation:
Expenses	3.2	1.8
Payments	(3.4)	(6.7)
Depreciation and amortization	54.9	54.5
Stock-based compensation expense	5.3	5.1
Deferred income taxes	(28.8)	33.9
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(101.2)	(78.5)
Change in receivables sold, net	24.3	(14.5)
Inventories	(65.7)	(5.9)
Other current assets	33.3	(9.8)
Accounts payable	20.6	12.3
Accrued expenses	(2.0)	45.8
Income taxes payable	49.8	(43.3)
Tax benefit on non-qualified options	4.5	1.6
Other non-current assets and liabilities	(32.6)	21.6

Net Cash Provided By Operating Activities	19.7	48.5

Investing Activities
Purchases of property, plant and equipment	(27.0)	(22.9)
Proceeds from sale of property, plant and equipment	0.2	—
Payments made in connection with acquisitions, net of cash acquired	(8.8)	(0.5)

Net Cash Used By Investing Activities	(35.6)	(23.4)

Financing Activities
Increase (decrease) in short-term debt, net	(1.0)	0.5
Repayment of long-term debt and capital lease obligations	(0.5)	(65.7)
Proceeds from issuance of common stock	34.1	13.9
Purchases of treasury stock	(0.6)	—
Dividends	(23.8)	(23.5)
Distributions to minority interest holders	(2.4)	—

Net Cash Provided (Used) By Financing Activities	5.8	(74.8)

Discontinued Operations
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.8

Net decrease in cash and cash equivalents	(11.5)	(48.9)
Cash and cash equivalents at beginning of year	297.9	378.4

Cash and cash equivalents at end of period	$286.4	$329.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Interim Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.

Note 2. New Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. The Company plans to adopt SFAS 151 no later than that date. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and IAS 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to the costs of conversion. This statement will apply to the Company’s businesses if they become subject to “abnormal costs” as defined in SFAS 151. The Company is currently evaluating the impact, if any, that adoption of SFAS 151 will have on its consolidated financial statements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. The Company adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees. SFAS 123(R) requires that the Company use the valuation technique that best fits the circumstances. The Company is currently evaluating other techniques. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow; thus, reducing net operating cash flows and increasing net financing cash flows in the periods after the effective date. SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. The effect of these items and other changes required by SFAS 123(R) is currently being evaluated. On April 14, 2005, the SEC announced that registrants that are not small business issuers may adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123(R) on January 1, 2006.

On December 21, 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, “Accounting for Income Taxes”, with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act), that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s income tax return. The Company does not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on its effective income tax rate in 2005. In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impact of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. The Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings to the United States. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. The Company is currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act and expect to complete its analysis by June 30, 2005.

Note 3. Restructuring and Consolidation Costs

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

Restructuring and Consolidation Costs excluding Aeronautical Systems Business Restructuring Program

The Company recorded restructuring and consolidation provisions as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in millions)
Personnel-related costs	$2.5	$1.4
Facility closure and other costs	0.7	0.4

	$3.2	$1.8

The provisions were recorded across the Company’s segments as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in millions)
Airframe Systems	$2.2	$—
Engine Systems	0.2	0.3
Electronic Systems	0.8	1.5

	$3.2	$1.8

The provision recorded for the three months ended March 31, 2005 of $3.2 million included charges of $3 million to Cost of Sales and $0.2 million to Selling and Administrative Costs in the Unaudited Condensed Consolidated Statement of Income. The provision recorded for the three months ended March 31, 2004 of $1.8 million included charges of $1 million to Cost of Sales and $0.8 million to Selling and Administrative Costs in the Unaudited Condensed Consolidated Statement of Income.

Restructuring and consolidation reserves at March 31, 2005, as well as activity during the three months ended March 31, 2005, consisted of:

	Balance				Balance
	December 31,		Return to	Cash	March 31,
	2004	Provision	Profit	Payments	2005
	(Dollars in millions)
Personnel-related costs	$0.8	$2.9	$(0.4)	$(2.2)	$1.1
Facility closure and other costs	2.6	0.7	—	(0.5)	2.8

	$3.4	$3.6	$(0.4)	$(2.7)	$3.9

During the three months ended March 31, 2005, 43 employees were terminated as part of the personnel-related restructuring activities. As of March 31, 2005, the Company expects to further reduce employment levels by approximately 30 employees as part of these restructuring activities.

Of the $3.9 million balance in restructuring and consolidation reserves at March 31, 2005, $1.1 million is reserved for employee terminations and benefit payments as well as benefit payments for recently terminated employees, $1.8 million is reserved for facility closure and related costs and $1 million is reserved for environmental expenses associated with the closure of three facilities.

The balance, by segment, of the restructuring reserves at March 31, 2005 as well as the activity during the three months ended March 31, 2005 consisted of:

	Balance			Employee	Facility	Balance
	December 31,		Return to	Termination	Closure	March 31,
	2004	Provision	Profit	Benefits	Costs	2005
	(Dollars in millions)
Airframe Systems	$0.8	$2.6	$(0.4)	$(1.3)	$(0.1)	$1.6
Engine Systems	1.0	0.2	—	(0.1)	(0.2)	0.9
Electronic Systems	1.6	0.8	—	(0.8)	(0.2)	1.4

	$3.4	$3.6	$(0.4)	$(2.2)	$(0.5)	$3.9

Restructuring and Consolidation Costs — Provision

The following is a description of key components of the $3.6 million provision for restructuring and consolidation costs recorded during the three months ended March 31, 2005:

Airframe Systems: The segment recorded a $2.6 million charge of which $2.5 million was for employee severance and benefits and $0.1 million was for equipment relocation costs, all related to the closure of a foreign facility. The reserve was reduced by a $0.4 million return to profit of previously recorded employee severance and benefit charges not required.

Engine Systems: The segment recorded a $0.2 million charge for facility closure costs consisting of $0.1 million for employee relocations and $0.1 million related to the closure of a domestic service facility.

Electronic Systems: The segment recorded a $0.8 million charge which included $0.4 million for employee benefits and severance costs and $0.3 million for facility closure costs related to the closure of a foreign manufacturing and service facility and $0.1 million in facility closure costs related to the closure of a domestic manufacturing and service facility.

Future Restructuring and Consolidation Costs

The Company expects to incur additional expenses of approximately $2 million for restructuring programs announced and initiated prior to January 1, 2005 related to ongoing restructuring programs. The Company expects to incur most of these restructuring charges during the remaining three quarters of 2005. Of the expected charges, approximately $1.3 million relates to facility closure costs, $0.4 million is for equipment relocation and $0.3 million is for expected employee terminations, relocations and benefits related to these facility closures. Of the $2 million in expected charges to restructuring and consolidation costs, the Electronic Systems segment expects to charge $1.9 million for the closure of a domestic service facility, a domestic manufacturing and service facility and a foreign manufacturing facility and the Engine Systems segment expects to incur $0.1 million for the closure of a domestic service facility.

Opening Balance Sheet — Aeronautical Systems Business Restructuring Programs

Restructuring reserves were recorded in the opening balance sheet related to the acquisition of the Aeronautical Systems business. These consolidation and restructuring reserves relate primarily to personnel-related costs for employee termination benefits that the Company recorded as part of its integration effort in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

No additional restructuring reserves have been recorded related to the Aeronautical Systems acquisition. Restructuring and consolidation reserves at March 31, 2005 as well as the activity during the three months ended March 31, 2005 consisted of:

	Balance		Foreign	Balance
	December 31,	Cash	Currency	March 31,
	2004	Payments	Translation	2005
		(Dollars in millions)
Personnel-related costs	$3.9	$(0.6)	$(0.1)	$3.2
Facility closure and other costs	0.8	—	—	0.8

	$4.7	$(0.6)	$(0.1)	$4.0

The balance at March 31, 2005, by segment, of the opening balance sheet restructuring reserves as well as the activity during the three months ended March 31, 2005 consisted of:

	Balance	Employee	Employee	Foreign	Balance
	December 31,	Termination	Relocation	Currency	March 31,
	2004	Benefits	Costs	Translation	2005
	(Dollars in millions)
Airframe Systems	$0.3	$—	$—	$—	$0.3
Engine Systems	3.5	(0.4)	—	(0.1)	3.0
Electronic Systems	0.9	—	(0.2)	—	0.7

	$4.7	$(0.4)	$(0.2)	$(0.1)	$4.0

During the three months ended March 31, 2005, no employees were terminated as part of the restructuring activities related to the acquisition of the Aeronautical Systems business. The $0.4 million paid for employee termination benefits were for retirement benefits related to previous employee terminations at a foreign operation. As of March 31, 2005, the Company expects to reduce employment levels by approximately 45 employees as part of the opening balance sheet restructuring activities. The remaining reserves will be used for future lease payments related to a redundant facility, costs to complete the closure of a redundant facility and return it to its original condition and a special early retirement program at a foreign operation.

Note 4. Other Income (Expense) — Net

Other Income (Expense) — Net consisted of the following:

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)
Retiree health care expenses related to divested businesses	$(4.7)	$(5.3)
Expenses related to divested businesses	(1.4)	(3.4)
Minority interest and equity in affiliated companies	(2.8)	(2.0)
Impairment of a note receivable	—	(7.0)
Other — net	(1.2)	(0.3)

Other income (expense) — net	$(10.1)	$(18.0)

Note 5. Asset Impairments

As shown in Note 4, “Other Income (Expense) — Net,” the Company recorded a non-cash $7 million before tax asset impairment charge to Other Income (Expense) — Net during the first quarter 2004 which resulted from the write-off of a certain note receivable due to insufficient collateral value arising out of the divestiture of a business.

Note 6. Cumulative Effect of Change in Accounting

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

The Company changed its method of accounting for revisions in estimates of total revenue, total costs or extent of progress of a contract from the reallocation method to the cumulative catch-up method. Although both methods are used in practice to account for changes in estimates, American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), indicates that the cumulative catch-up method is preferable. A contemporaneous review of accounting policy disclosures of peer companies in the same or similar industries indicated that the cumulative catch-up method was the predominant method of accounting for changes in estimates. The Company believes that consistency in financial reporting with peer companies, as well as with less significant business units within the consolidated group which already use the cumulative catch-up method, will enhance the comparability of financial data. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract.

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

Note 7. Earnings Per Share

The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In millions, except
	per share amounts)
Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$57.5	$30.6

Denominator:
Denominator for basic earnings per share — weighted- average shares	119.8	118.2
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	2.2	1.6
Other deferred compensation shares	0.1	0.1

	2.3	1.7

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	122.1	119.9

Per share income from continuing operations:
Basic	$0.48	$0.26

Diluted	$0.47	$0.26

At March 31, 2005 and 2004, the Company had outstanding approximately 9.5 million and 10.9 million stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 9.5 million and 10.9 million stock options outstanding, 2.8 million and 5.4 million were anti-dilutive stock options excluded from the diluted earnings per share calculation at March 31, 2005 and 2004, respectively.

Note 8. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$192.4	$185.9
In process	817.1	775.7
Raw materials and supplies	307.6	292.0

Total	1,317.1	1,253.6
Less:
Reserve to reduce certain inventories to LIFO basis	(40.4)	(40.3)
Progress payments and advances	(49.9)	(46.5)

Total	$1,226.8	$1,166.8

The pre-production and excess-over-average in-process inventory balance and deferred engineering costs recoverable under long-term contractual arrangements, which are included in in-process inventory, were $249.6 million and $239.8 million as of March 31, 2005 and December 31, 2004, respectively.

Note 9. Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2005 are as follows:

		Business
	Balance	Combinations		Foreign	Balance
	December 31,	Completed or		Currency	March 31,
	2004	Finalized		Translation	2005
		(Dollars in millions)
Airframe Systems	$260.2	$—		$(6.1)	$254.1
Engine Systems	509.4	—		(6.4)	503.0
Electronic Systems	496.7	8.8	(a)	36.9 (b)	542.4

	$1,266.3	$8.8		$24.4	$1,299.5

(a)	During the three months ended March 31, 2005, the Company completed its acquisition of the remaining five percent interest in Goodrich Hella Aerospace Lighting Systems Holding GmbH from Hella Hueck & Co. KG. At the time of the transaction, the Company increased Goodwill by $8.8 million.

(b)	Included in the $36.9 million of foreign currency translation was an adjustment related to the foreign currency translation of certain goodwill amounts that resulted in a $27.3 million increase in Goodwill and Accumulated Other Comprehensive Income/(Loss).

Note 10. Financing Arrangements

Credit Facilities

At March 31, 2005, the Company had a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. Borrowings under this facility bear interest, at the Company’s option, at rates tied to the agent bank’s prime rate or for U.S. Dollar or Great Britain Pounds Sterling borrowings, the London interbank offered rate, and for Euro Dollar borrowings, the EURIBO rate. The Company is required to pay a facility fee of 20 basis points per annum on the total $500 million committed line. Further, if the amount outstanding on the line of credit exceeds 33 percent of the total commitment, a usage fee of 25 basis points per annum on the loan outstanding is payable by the Company. These fees and the interest rate margin on outstanding revolver borrowings are subject to change as the Company’s credit ratings change. At March 31, 2005, there were no borrowings and $20.5 million in letters of credit outstanding under this facility. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under this facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its consolidated net worth and leverage ratio levels. In addition, the Company’s ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of March 31, 2005, the Company had borrowing capacity under this facility of $468.7 million, after reductions for letters of credit outstanding.

The Company also maintains $25 million of uncommitted domestic money market facilities and $33.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At March 31, 2005 and December 31, 2004, there were no borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

The Company’s credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of its indebtedness. However, a ratings downgrade would result in an increase in the interest rate and fees payable under its committed syndicated revolving credit facility. Such a downgrade also could adversely affect the Company’s ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such new facilities. Weighted-average interest rates on short-term borrowings were 3.1 percent as of March 31, 2005.

The Company has an outstanding contingent liability for guaranteed debt and lease payments of $2.7 million, outstanding Coltec Capital Trust 5 1/4 % convertible trust preferred securities (TIDES) for $145 million, and letters of credit and bank guarantees of $53.6 million. It was not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit. In the opinion of management, non-performance by the other parties to the contingent liabilities will not have a material effect on the Company’s results of operations or financial condition.

The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $591.2 million of income retained in the business and additional capital was free from such limitations at March 31, 2005.

Long-Term Debt

The Company maintains a shelf registration statement that allows the Company to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Senior Notes

In March 2005, the Company called for the redemption of $100 million in aggregate principal amount of its 6.45 percent senior notes due in 2007 and entered into a $100 million reverse treasury lock to protect itself against movements in treasury rates prior to the redemption date. As further discussed in Note 16, “Derivatives and Hedging Activities” and Note 19, “Subsequent Events”, the notes were redeemed and the reverse treasury lock matured during April 2005. The Company also terminated $17.9 million of a $100 million fixed-to-floating interest rate swap on its 6.45 percent senior notes due in 2007 in April 2005.

Medium Term Notes Payable

From time to time, the Company has issued long-term debt securities in the public markets through a medium-term note (MTN) program. MTN notes outstanding at March 31, 2005 consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998, with interest rates ranging from 6.5 percent to 8.7 percent and maturity dates ranging from 2008 to 2046.

Note 11. Off Balance Sheet Arrangements

Lease Commitments

The Company finances its use of certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease equipment having a maximum unamortized value of $90 million at March 31, 2005. At March 31, 2005, $48.3 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $153.9 million at March 31, 2005.

Sale of Receivables

At March 31, 2005, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $96.6 million at March 31, 2005. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers.

Note 12. Pensions and Postretirement Benefits

Pensions

The following table sets forth the components of net periodic benefit costs (income) for the three months ended March 31, 2005 and 2004:

					Other Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Service cost	$10.8	$10.4	$6.1	$5.0	$0.8	$0.6
Interest cost	36.4	35.9	7.7	6.1	1.1	0.9
Expected rate of return on plan assets	(42.6)	(40.4)	(10.9)	(9.0)	(0.9)	(0.8)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	2.2	2.4	—	—	—	—
Amortization of actuarial (gain) loss	11.2	9.0	—	—	—	—

Periodic benefit cost (income)	18.0	17.3	2.9	2.1	1.0	0.7
Settlements and curtailments (gain) loss	—	—	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$18.0	$17.3	$2.9	$2.1	$1.0	$0.7

The following table provides the weighted average assumptions used to determine the net periodic benefit costs.

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005	2004
Discount rate	5.875%	6.25%	5.50%	5.75%	5.75%	6.25%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.63%	3.63%	3.50%	3.25%	3.50%	3.25%

Postretirement Benefits Other Than Pensions

The following table sets forth the components of net periodic benefit costs (income) for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in millions)
Service cost	$0.3	$0.3
Interest cost	6.3	6.8
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of prior service cost	—	—
Amortization of actuarial (gain) loss	0.5	0.9

Periodic benefit cost (income)	7.1	8.0

Settlements and curtailments (gain) loss	—	—
Special termination benefit charge (credit)	—	—

Net benefit cost (income)	$7.1	$8.0

The following table provides the weighted average assumptions used to determine the net periodic benefit costs.

	Three Months Ended
	March 31,
	2005	2004
Discount rate	5.875%	6.25%
Healthcare trend rate	9% in 2005 to 5% in 2008	10% in 2004 to 5% in 2008

Payments for retiree health care and life insurance benefits are classified as contributions for reporting purposes.

Note 13. Comprehensive Income/(Loss)

Total comprehensive income consisted of the following:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in millions)
Comprehensive Income/(Loss)
Net income	$57.5	$46.8
Other comprehensive income/(loss):
Unrealized foreign currency translation gains during period	0.7	15.3
Loss on cash flow hedges	(18.2)	(2.7)

Total	$40.0	$59.4

Accumulated other comprehensive income/(loss) consisted of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in millions)
Accumulated Other Comprehensive Income/(Loss)
Cumulative unrealized foreign currency translation gains	$213.4	$212.7
Minimum pension liability adjustments	(388.1)	(388.1)
Accumulated gain on cash flow hedges	53.5	71.7

Total	$(121.2)	$(103.7)

The minimum pension liability amounts above are net of deferred taxes of $209 million at March 31, 2005 and December 31, 2004. The accumulated gain on cash flow hedges above is net of deferred taxes of $28.8 million and $38.6 million at March 31, 2005 and December 31, 2004, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Note 14. Income Taxes

The Company’s effective tax rate was 34.8 percent during the three months ended March 31, 2005 and 31 percent during the three months ended March 31, 2004. The Company’s effective tax rate increase resulted from recording valuation allowances against losses in certain foreign jurisdictions, growth in before tax book income relative to the Company’s significant permanent items, and the estimated impact of the phase-in of the American Jobs Creation Act of 2004, which replaced certain export sales deductions with a deduction for income from qualified domestic production activities.

In accordance with SFAS 5, the Company records tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of December 31, 2004, the Company had tax contingency reserves of approximately $315.8 million. During the three months ended March 31, 2005, the Company recorded a provision of $5.5 million and made payments of $2.6 million (net of federal tax benefit). As of March 31, 2005, the Company had recorded tax contingency reserves of approximately $318.7 million. The contingencies that comprise the reserves are more fully described in Note 17, “Contingencies.”

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Act provides for a two-year phase-out of the existing Extraterritorial Income (“ETI”) deduction for export sales that was ruled by the World Trade Organization to be inconsistent with international trade protocols. Under the guidance provided in FASB Staff Position No. FAS 109-1, Application of SFAS 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

The Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of March 31, 2005, the Company remains uncertain as to how to interpret numerous provisions in the Act. It is the Company’s current intention to continue to indefinitely reinvest its undistributed earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. The Company is currently analyzing the impact of the temporary dividends received deduction provisions in the Act and expects to complete its analysis by June 30, 2005.

The Company has not provided for U.S. federal and foreign withholding taxes on $347 million of foreign subsidiaries’ undistributed earnings as of December 31, 2004, because such earnings are intended to be reinvested indefinitely. It is not practical to determine the amount of income tax liability that would result if such earnings actually were repatriated. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $25.3 million.

Note 15. Business Segment Information

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

Engine Systems

Engine Systems includes the aerostructures business unit, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems, engine controls and customer services business units, which were acquired as part of Aeronautical Systems. The cargo systems business unit produces fully integrated main deck and lower lobe cargo systems for wide body aircraft. The engine controls business unit provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems. The customer services business unit provides support for aftermarket products and services for the Company.

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

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in millions)
Net customer sales:
Airframe Systems	$442.7	$402.6
Engine Systems	528.1	498.5
Electronic Systems	311.2	261.0

Total sales	$1,282.0	$1,162.1

Intersegment sales:
Airframe Systems	$12.9	$15.6
Engine Systems	9.1	5.1
Electronic Systems	7.9	8.1

Total intersegment sales	$29.9	$28.8

Segment operating income:
Airframe Systems	$27.8	$21.1
Engine Systems	90.5	74.4
Electronic Systems	33.4	22.9

	151.7	118.4
Corporate general and administrative expenses	(20.5)	(19.5)

Total operating income	$131.2	$98.9

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	March 31,	December 31,
	2005	2004
	(Dollars in millions)
Assets
Airframe Systems	$1,819.1	$1,796.1
Engine Systems	2,287.8	2,266.7
Electronic Systems	1,460.1	1,419.0
Corporate	718.6	735.7

Total assets	$6,285.6	$6,217.5

Note 16. Derivatives and Hedging Activities

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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The notional value of the forward contracts at March 31, 2005 was $690.1 million. The fair value of the forward contracts at March 31, 2005 was an asset of $82.2 million, of which $63.4 million was recorded in Prepaid Expenses and Other Assets and $19.4 million was recorded in Other Assets offset by $0.6 million recorded in Accrued Expenses.

The total fair value of the forward contracts of $82.2 million (before deferred taxes of $28.8 million) was recorded in Accumulated Other Comprehensive Income/(Loss) and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of March 31, 2005, the portion of the $82.2 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $62.8 million.

In March 2005, the Company called for redemption of $100 million in aggregate principal amount of its 6.45 percent senior notes due in 2007 and entered into a $100 million reverse treasury lock to protect itself against movements in treasury rates prior to the redemption date of April 26, 2005. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), at March 31, 2005, the reverse treasury lock was accounted for as a cash flow hedge and was recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The fair value of the reverse treasury lock at March 31, 2005 was an asset of $0.2 million, which was recorded in Prepaid Expenses and Other Assets. See Note 19, “Subsequent Events.”

Fair Value Hedges

In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent senior notes due in 2007. In October 2003, the Company entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on the Company’s 7.5 percent senior notes due in 2008 and the other $50 million swap is on the Company’s 6.45 percent medium-term notes due in 2008. In December 2003, the Company entered into another $50 million fixed-to-floating interest rate swap on its 7.5 percent senior notes due in 2008. The purpose of entering into these swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $5.2 million at March 31, 2005.

As further discussed in Note 19, “Subsequent Events,” in April 2005 the Company terminated $17.9 million of a $100 million fixed-to-floating interest rate swap on its 6.45 percent notes due in 2007.

Other Forward Contracts

As a supplement to the foreign exchange cash flow hedging program, in January 2004 the Company began to enter into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of March 31, 2005, the Company had forward contracts with a notional value of $89.8 million to buy Great Britain Pounds Sterling, contracts with a net notional value of $10.3 million to buy Euros, contracts with a notional value of $23.1 million to sell Canadian Dollars and contracts with a notional value of $6.2 million to buy Singapore Dollars.

Note 17. Contingencies

General

There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed when incurred.

Environmental

The Company is subject to various domestic and international environmental laws and regulations which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which it has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws.

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

Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites for which it has been identified as a potentially responsible party are likely to have a material adverse effect on its financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the results of operations or cash flows in a given period.

Environmental liabilities, including legal costs, are recorded when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

The Company’s Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $86.4 million and $88.5 million at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005 and December 31, 2004, $15.5 million and $16.2 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At March 31, 2005 and December 31, 2004, $29.6 million was associated with ongoing operations and $56.8 million and $58.9 million, respectively, was associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation in less than 30 years on all sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

Asbestos

The Company and a number of its subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers in products, or which may have been present in its facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. The Company believes that pending and reasonably anticipated future actions, net of anticipated insurance recoveries, are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on the results of operations in a given period.

The Company believes that substantial insurance coverage is available to it related to any remaining claims. However, the primary layer of insurance coverage for some of these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan approved by the Illinois Department of Insurance. The Company cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

Liabilities of Divested Businesses

Asbestos

In May 2002, the Company completed the tax free spin-off of its Engineered Products (EIP) segment, which at the time of the spin-off included Enpro Industries, Inc. (EnPro) and Coltec Industries Inc. (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company’s ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

A limited number of asbestos-related claims have been asserted against the Company as “successor” to Coltec or one of its subsidiaries. The Company believes that it has substantial legal defenses against these claims, as well as against any other claims that may be asserted against the Company on the theories described above. In addition, the agreement between EnPro and the Company that was used to effectuate the spin-off provides the Company with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to the Company. If the Company is ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, it believes it would not have a material adverse effect on its financial condition, but could have a material adverse effect on the results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Guarantees

The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the $145 million of outstanding TIDES and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains the Company’s obligation. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.

In addition to the Company’s guarantee of the TIDES, at March 31, 2005, the Company has an outstanding contingent liability for guarantees of debt and lease payments of $2.7 million, letters of credit and bank guarantees of $53.6 million, residual value of leases of $51.8 million and executive loans to purchase the Company’s stock of $1 million. See Note 18, “Guarantees.”

Commercial Airline Customers

Several of the Company’s commercial airline customers are experiencing financial difficulties. The Company performs ongoing credit evaluations on the financial condition of all of its customers and maintains reserves for uncollectible accounts receivable based upon expected collectibility. Although the Company believes its reserves are adequate, it is not able to predict the future financial stability of these customers. Any material change in the financial status of any one or group of customers could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The extent to which extended payment terms are granted to customers may negatively affect future cash flows.

Tax

In 2000, Coltec, the Company’s former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, the Company was notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund will also bear interest to the date of payment. As of March 31, 2005, the interest amount was approximately $47.1 million before tax, or $30.6 million after tax. A final judgment was entered in this case by the U.S. Court of Federal Claims on February 15, 2005. The Government provided notice on April 15, 2005 of its intention to appeal the decision to the United States Court of Appeals for the Federal Circuit. If the trial court’s decision is ultimately upheld, the Company will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If the Company receives these amounts, it expects to record net income of approximately $146 million, based on interest through March 31, 2005, and including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. The Company may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.

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

The Company is continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. As of March 31, 2005, the Company had recorded tax contingency reserves of approximately $318.7 million.

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

Rohr has been under examination by the State of California for the tax years ending July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s State Board of Equalization has held that the deductions associated with the leased equipment were non-business deductions. As of March 31, 2005 the Company made a voluntary payment of approximately $3.9 million related to items that were not being contested. Approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. The remaining tax assessment of approximately $4.9 million continues to be contested by the Company. The amount of interest on the remaining tax assessment is approximately $17.7 million. The Company believes that it is adequately reserved for this contingency.

Note 18. Guarantees

The Company extends financial and product performance guarantees to third parties. As of March 31, 2005, the following environmental remediation indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation indemnification (Note 17, “Contingencies”)	No limit	$17.7
Financial Guarantees:
TIDES	$145.0	$—
Debt and lease payments	$2.7	$—
Residual value on leases	$51.8	$—
Executive loans to purchase company stock	$1.0	$—

TIDES

In connection with the Company’s acquisition of Coltec on July 12, 1999, the Company guaranteed amounts owed by Coltec Capital Trust with respect to the $145 million of outstanding TIDES and has guaranteed Coltec’s performance of its obligations with respect to Coltec’s guarantee of the TIDES and the underlying Coltec convertible junior subordinated debentures. Following the spin-off of the Company’s EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or relating to the TIDES after the spin-off.

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

Residual Value on Leases

Residual value on leases relate to corporate aircraft and production equipment leases pursuant to which the Company is obligated to either purchase the leased equipment at the end of the lease term or remarket the leased equipment. The residual values were established at lease inception. The lease terms for the corporate aircraft mature in 2011 and 2012. The lease term for the production equipment matures in July 2005 but may be extended.

Executive Loans to Purchase Company Stock

The executive loans to purchase Company stock are full-recourse bank loans made pursuant to the Company’s Executive Stock Purchase Program (the Program). The Company has guaranteed the loans in the event of default, but has recourse to the executives if the Company incurs a loss under the guarantee. Participants in the Program are fully liable for any losses, as well as for the repayment of the loans when they come due. Two loans were outstanding at March 31, 2005. One loan had a maturity date of March 31, 2005 and the other loan matures on September 30, 2006. The loan that matured on March 31, 2005 was paid in full on April 4, 2005. The Program was suspended effective August 16, 2002, and no further loans may be made under the Program. None of the loans has been modified since the Company suspended the Program.

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

The changes in the carrying amount of service and product warranties for the three months ended March 31, 2005 are as follows:

(Dollars in millions)
Balance at December 31, 2004	$166.5
Service and product warranty provision	11.3
Return to profit	(5.2)
Payments	(13.5)
Foreign currency translation	(0.7)

Balance at March 31, 2005	$158.4

The current and long-term portions of service and product warranties were as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in millions)
Short-term liabilities	$62.9	$69.0
Long-term liabilities	95.5	97.5

Total	$158.4	$166.5

Note 19. Subsequent Events

Redemption of Outstanding 6.45% Notes due 2007

On March 24, 2005, the Company called for the redemption of $100 million in aggregate principal amount of its 6.45 percent senior notes due in 2007. The notes were redeemed on April 26, 2005 and the Company will record $6.3 million of debt premiums and associated costs in Other Income (Expense) – Net in the second quarter of 2005. The redemption price per $1,000 principal amount of notes was $1,058.25 plus accrued and unpaid interest to the redemption date. On March 29, 2005, the Company entered into a $100 million reverse treasury lock to protect itself against movements in treasury rates prior to the redemption date of the 6.45 percent senior notes. The reverse treasury lock matured on April 21, 2005 and the Company will record a $0.7 million gain in Other Income (Expense) – Net in the second quarter 2005.

Termination of Fixed-to-Floating Interest Rate Swap

On April 4, 2005, the Company terminated $17.9 million of a $100 million fixed-to-floating interest rate swap on its 6.45 percent notes due in 2007. The Company will record a $0.4 million loss related to the termination in Other Income (Expense) – Net in the second quarter of 2005. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would be proportional to the outstanding principal amount, subsequent to the redemption, of the 6.45 percent notes due in 2007.

Sale of JcAIR Test Systems

On April 19, 2005, the Company completed the sale of its JcAIR Test Systems business (Test Systems) to Aeroflex Incorporated of Plainview, New York, for $35 million in cash. The purchase price is subject to certain purchase price adjustments. Test Systems is reported in the Electronic Systems Segment. The Company expects to report an after tax gain on the sale of the business of approximately $13 million, or $0.11 per diluted share. The Company will report the gain on the sale and results of operations for all prior periods of JcAIR Test Systems as discontinued operations beginning in the second quarter of 2005. Sales and operating income for Test Systems were as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in millions)
Sales	$6.5	$5.6
Operating income	$1.1	$0.2

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

For the quarter ended March 31, 2005, we reported net income of $58 million, or $0.47 per diluted share. Sales for the quarter ended March 31, 2005 were $1,282 million. For the quarter ended March 31, 2004, we reported net income of $47 million, or $0.39 per diluted share. Sales for the quarter ended March 31, 2004 were $1,162 million. Foreign currency translation was responsible for approximately $9 million of the $120 million increase in sales. The remaining increase resulted primarily from increased sales of commercial aerospace aftermarket products and services.

Income from continuing operations for the quarter ended March 31, 2005, increased $27 million over the quarter ended March 31, 2004. The increase was primarily due to the increased sales of commercial aerospace aftermarket products and services. During the quarter ended March 31, 2004, we wrote off notes and accounts receivable of $5 million after tax. There were no similar write-offs during the first quarter of 2005. Our effective tax rate was 34.8 percent during the quarter ended March 31, 2005 and 31 percent during the quarter ended March 31, 2004. The increase in our effective tax rate resulted from recording valuation allowances against losses in certain foreign jurisdictions, growth in before tax book income relative to our significant permanent items, and the estimated impact of the phase-in of the American Jobs Creation Act of 2004, which replaced certain export sales deductions with a deduction for income from qualified domestic production activities.

Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain) that was recorded as a Cumulative Effect of Change in Accounting in the quarter ended March 31, 2004.

Net cash provided by operating activities of continuing operations decreased $28.8 million from $48.5 million during the quarter ended March 31, 2004 to $19.7 million during the quarter ended March 31, 2005. Net cash provided by operating activities in the quarter ended March 31, 2005 included an increase in the sale of accounts receivable under our securitization program of $24.3 million offset in part by worldwide pension contributions of $3.3 million. Net cash provided by operating activities in the quarter ended March 31, 2005 was also reduced by higher working capital requirements primarily for accounts receivable and inventory. Net cash provided by operating activities in the quarter ended March 31, 2004 included cash received from the termination of certain life insurance policies of $23.4 million, offset in part by the acquisition of certain aftermarket rights of $15 million, a reduction in the accounts receivable sold under our securitization program of $14.5 million, worldwide pension contributions of $13.2 million and the pre-funding of the redemption of certain industrial revenue bonds of $4 million.

Net cash used by investing activities of continuing operations was $35.6 million in the quarter ended March 31, 2005 and $23.4 million in the quarter ended March 31, 2004. Net cash used by investing activities of continuing operations for the quarter ended March 31, 2005 included capital expenditures of $27 million and the acquisition of the minority interest in one of our businesses of $8.8 million. Net cash used by investing activities of continuing operations in the quarter ended March 31, 2004 included capital expenditures of $22.9 million.

Net cash provided by financing activities of continuing operations was $5.8 million in the quarter ended March 31, 2005, compared to a $74.8 million use of cash by financing activities of continuing operations for the quarter ended March 31, 2004. During the quarter ended March 31, 2005, we issued common stock of $34.1 million, primarily in connection with the exercise of stock options, and paid dividends to shareholders of $23.8 million. During the quarter ended March 31, 2004, we repaid the balance of the 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) of $63.5 million.

Long-term debt and capital lease obligations, including current maturities of long-term debt and capital lease obligations, at March 31, 2005 was $1,896 million compared to $1,902 million at December 31, 2004. At March 31, 2005, we had cash and marketable securities of $286 million as compared to $298 million at December 31, 2004.

We maintain a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At March 31, 2005, there were no borrowings and $20.5 million in letters of credit outstanding under this facility. At March 31, 2005, we had borrowing capacity under this facility of $468.7 million, after reductions for letters of credit outstanding. At March 31, 2005, we maintained $25 million of uncommitted domestic money market facilities and $33.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At March 31, 2005, there were no borrowings under these facilities. We maintain a shelf registration that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Our sales for 2005 are expected to grow about 8 to 10 percent from 2004 levels, to a range of $5.1 billion to $5.2 billion. Margin growth in excess of the growth in sales is expected to result in diluted earnings per share from continuing operations in the range of $1.80 per share to $1.95 per share, an increase of 26 to 36 percent from the 2004 diluted earnings from continuing operations. We expect cash flow from operations, minus capital expenditures, to exceed 75 percent of net income in 2005. We expect 2005 capital expenditures to be in the range of $190 million to $210 million. We also expect our effective tax rate for the full year 2005 to be approximately 34 percent. The current earnings and cash flow from operations outlook for 2005 does not include the resolution of the previously disclosed Rohr and Coltec tax litigation or divestitures other than the JcAir Test Systems business. The outlook includes the impact of all completed and anticipated debt retirements. Refer to “Outlook” for specific assumptions relating to our outlook for 2005.

Our business balance across the aerospace and defense markets continues to be an important strategic aspect of our business. We believe that trends in these markets will have an important impact on future sales. Looking at the quarter ended March 31, 2005 sales by market channel, military and space sales represented approximately 27 percent of sales, total commercial aircraft original equipment (OE) sales, including regional, business and general aviation original equipment sales, represented approximately 31 percent of our sales and total commercial aircraft aftermarket sales for these same aircraft and for aircraft heavy maintenance represented approximately 36 percent of sales. Other areas, including industrial gas turbine components, made up the remaining 6 percent. Overall, our aftermarket sales both for commercial aircraft and military and space markets represented approximately 44 percent of total sales.

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

OUTLOOK

We have increased our 2005 outlook from that provided in our 2004 Annual Report on Form 10-K. The full year 2005 outlook for sales has been increased from a range of $5 billion to $5.1 billion to a range of $5.1 billion to $5.2 billion. The current outlook represents a sales increase of about 8 to 10 percent from 2004 levels. Expected margin growth in excess of the growth in sales has resulted in an increase in our outlook for diluted earnings per share (EPS) from $1.60 to $1.80 per diluted share to $1.80 to $1.95 per diluted share, an increase of 26 to 36 percent from 2004 diluted EPS.

This outlook includes the impact of the sale of JcAIR Test Systems and all completed and anticipated debt retirements, neither of which were included in our prior outlook. The net impact of these two items for the full year 2005 is expected to be income of approximately $0.04 to $0.05 per diluted share.

We currently expect an effective tax rate for the full year 2005 of approximately 34 percent, compared to the 32 percent rate that we assumed in our prior 2005 outlook.

Our current 2005 outlook is based on the following market assumptions:

•	Deliveries of Airbus and Boeing large commercial aircraft are expected to increase by 10 to 15 percent annually in both 2005 and 2006, based on the announced plans by Airbus and Boeing. Our commercial aircraft original equipment (OE) sales are projected to increase by more than 15 percent in 2005, compared to 2004.

•	Capacity in the global airline system, as measured by available seat miles (ASMs), is expected to continue to grow. Our sales to airlines for large commercial and regional aircraft aftermarket parts and service are expected to grow approximately 6 percent in 2005, compared to 2004, and in-line with expectations for global ASM increases.

•	Total regional and business aircraft production is expected to be relatively flat in 2005, compared to 2004, as deliveries of business jets are expected to increase, offsetting the expected decrease in regional aircraft deliveries. Deliveries to Embraer in support of its EMBRAER 190 aircraft, which includes significant content of our products, are expected to enable us to increase our OE sales in this market channel for the full year 2005, compared to 2004.

•	Military sales (OE and aftermarket) are expected to increase 5 to 6 percent in 2005, compared to 2004, representing a growth rate slightly greater than global military budgets.

We continue to expect cash flow from operations, minus capital expenditures, to exceed 75 percent of net income in 2005. We continue to expect 2005 capital expenditures to be in the range of $190 million to $210 million.

The current earnings and cash flow from operations outlook for 2005 does not include resolution of the previously disclosed Rohr and Coltec tax litigation or divestitures other than the JcAIR Test Systems business.

RESULTS OF OPERATIONS

Changes in Accounting Method

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

Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004

	Quarter Ended
	March 31,
	2005	2004
	(Dollars in millions)
Sales	$1,282.0	$1,162.1

Segment Operating Income	$151.7	$118.4
Corporate General and Administrative Costs	(20.5)	(19.5)

Total Operating Income	131.2	98.9
Net Interest Expense	(33.0)	(36.6)
Other Income (Expense) — Net	(10.1)	(18.0)

Income from Continuing Operations Before Income Taxes	88.1	44.3
Income Tax (Expense)	(30.6)	(13.7)

Income from Continuing Operations	57.5	30.6
Cumulative Effect of Change in Accounting	—	16.2

Net Income	$57.5	$46.8

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs of $20.5 million for the quarter ended March 31, 2005 increased $1 million, or 5.1 percent, from $19.5 million for the quarter ended March 31, 2004 primarily due to higher incentive compensation and audit fees offset in part by lower tax litigation costs and foreign exchange gains. Corporate general and administrative costs as a percentage of sales were 1.6 percent in the quarter ended March 31, 2005 and 1.7 percent in the quarter ended March 31, 2004.

Net interest expense decreased $3.6 million, or 9.8 percent, primarily due to lower debt levels.

Other Income (Expense) — Net decreased by $7.9 million, or 43.9 percent, to expense of $10.1 million in the quarter ended March 31, 2005 from expense of $18 million in the quarter ended March 31, 2004. The decrease in expense resulted primarily from the absence in the quarter ended March 31, 2005 of a $7 million impairment of a note receivable that was recorded in the quarter ended March 31, 2004.

Our effective tax rate was 34.8 percent during the quarter ended March 31, 2005 and 31 percent during the quarter ended March 31, 2004. The increase in our effective tax rate resulted from recording valuation allowances against losses in certain foreign jurisdictions, growth in before tax book income relative to our significant permanent items, and the estimated impact of the phase-in of the American Jobs Creation Act of 2004, which replaced certain export sales deductions with a deduction for income from qualified domestic production activities.

As noted above, effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain) that was recorded as a Cumulative Effect of Change in Accounting in the quarter ended March 31, 2004.

BUSINESS SEGMENT PERFORMANCE

Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems.

In the following table, segment operating income represents total segment revenue reduced by operating expenses directly identifiable with the applicable business segment.

Quarter Ended March 31, 2005 Compared with the Quarter Ended March 31, 2004

	Quarter Ended March 31,
			%	% of Sales
	2005	2004	Change	2005	2004
	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$442.7	$402.6	10.0
Engine Systems	528.1	498.5	5.9
Electronic Systems	311.2	261.0	19.3

Total Sales	$1,282.0	$1,162.1	10.3

SEGMENT OPERATING INCOME
Airframe Systems	$27.8	$21.1	31.8	6.3	5.2
Engine Systems	90.5	74.4	21.6	17.1	14.9
Electronic Systems	33.4	22.9	45.9	10.7	8.8

Segment Operating Income	$151.7	$118.4	28.1	11.8	10.2

Airframe Systems: Airframe Systems segment sales of $442.7 million in the quarter ended March 31, 2005 increased $40.1 million, or 10 percent, from $402.6 million in the quarter ended March 31, 2004. The increase was primarily due to the following:

•	Higher landing gear commercial OE sales volume;

•	Higher military and commercial aircraft wheel and brake sales volume;

•	Higher sales of airframe heavy maintenance services; and

•	Favorable currency translation on non-U.S. dollar sales, primarily in the actuation systems and landing gear businesses.

Airframe Systems segment operating income increased $6.7 million, or 31.8 percent, from $21.1 million in the quarter ended March 31, 2004 to $27.8 million in the quarter ended March 31, 2005. Segment operating income increased primarily as a result of the higher sales volume as described above.

Engine Systems: Engine Systems segment sales of $528.1 million in the quarter ended March 31, 2005 increased $29.6 million, or 5.9 percent, from $498.5 million in the quarter ended March 31, 2004. The increase was due to the following:

•	Higher aerostructures engine OE, U.S. military and commercial spares and maintenance, repair and overhaul (MRO) sales volume;

•	Higher cargo systems commercial OE sales volume;

•	Higher sales volume of turbine fuel engine components and turbomachinery products for U.S. military and regional aircraft applications and in the power generation market;

•	Higher revenues from asset management arrangements with airlines for aftermarket support from customer services; and

•	Favorable currency translation on non-U.S. dollar sales, primarily in the engine controls business.

The increase in Engine Systems segment sales was partially offset by decreased sales volume of military OE and aftermarket engine controls.

Engine Systems segment operating income increased $16.1 million, or 21.6 percent, from $74.4 million in the quarter ended March 31, 2004 to $90.5 million in the quarter ended March 31, 2005. Segment operating income was higher due to:

•	Higher sales volume as described above; and

•	Improved aftermarket sales mix, primarily for aerostructures products.

The increase in Engine Systems segment operating income was partially offset by:

•	Increased aerostructures contract costs for certain U.S. military and commercial jet applications resulting in a $5.1 million cumulative catch-up charge; and

•	Decreased sales volume of military OE and aftermarket engine controls.

Electronic Systems: Electronic Systems segment sales of $311.2 million in the quarter ended March 31, 2005 increased $50.2 million, or 19.3 percent, from $261 million in the quarter ended March 31, 2004. The increase was primarily due to:

•	Higher sales volume of regional and business jet aircraft OE and aftermarket products for the aircraft interior products, de-icing & specialty systems, sensor systems and power systems businesses;

•	Higher sales volume of military OE and aftermarket sales in nearly all of our business units; and

•	Higher sales volume of commercial OE for the aircraft interior products, sensors, fuel & utility systems, lighting and power systems businesses.

Electronic Systems segment operating income increased $10.5 million, or 45.9 percent, from $22.9 million in the quarter ended March 31, 2004 to $33.4 million in the quarter ended March 31, 2005. The increased volume from sales described above favorably affected segment operating income.

The increase in segment operating income was partially offset by:

•	Unfavorable sales mix shift from commercial and military aftermarket towards proportionately more OE sales in military, regional and business and commercial markets; and

•	Increased investments in research and development costs for new programs that have been won.

Subsequent Event

On April 19, 2005, we completed the sale of our JcAIR Test Systems business (Test Systems) to Aeroflex Incorporated of Plainview, New York, for $35 million in cash. The purchase price is subject to certain purchase price adjustments. Test Systems is reported in the Electronic Systems Segment. We expect to report an after-tax gain on the sale of the business of approximately $13 million, or $0.11 per diluted share. We will report the gain on the sale and results of operations for all prior periods of Test Systems as discontinued operations beginning in the quarter ending June 30, 2005. Sales and contribution to segment operating income for Test Systems were $6.5 million and $1.1 million, respectively, in the quarter ended March 31, 2005.

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

Cash

At March 31, 2005, we had cash and cash equivalents of $286.4 million, as compared to $297.9 million at December 31, 2004.

Credit Facilities

We have a committed syndicated revolving credit facility expiring in August 2006 that permits borrowing, including letters of credit, up to a maximum of $500 million. At March 31, 2005, there were no borrowings and $20.5 million in letters of credit outstanding under this facility. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under this facility.

The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our consolidated net worth and leverage ratio levels. In addition, our ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of March 31, 2005, we had borrowing capacity under this facility of $468.7 million, after reductions for letters of credit outstanding.

At March 31, 2005, we maintained $25 million of uncommitted domestic money market facilities and $33.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of March 31, 2005 and December 31, 2004, there were no borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

Long-Term Financing

At March 31, 2005, we had long-term debt and capital lease obligations, including current maturities, of $1,895.8 million with maturities ranging from 2005 to 2046. The earliest maturity of a material long-term debt obligation is December 2007. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

On March 24, 2005, we called for redemption $100 million in aggregate principal amount of our 6.45 percent senior notes due in 2007. The notes were redeemed on April 26, 2005 and we will record $6.3 million of debt premiums and associated costs in Other Income (Expense) – Net in the quarter ending June 30, 2005. On March 29, 2005, we entered into a $100 million reverse treasury lock to protect us against movements in treasury rates prior to the redemption date of the 6.45 percent senior notes. The reverse treasury lock matured on April 21, 2005 and we received $0.7 million in cash, which will be recorded as a gain in Other Income (Expense) – Net in the quarter ending June 30, 2005. On April 4, 2005, we terminated $17.9 million of a $100 million fixed-to-floating interest rate swap on our 6.45 percent notes due in 2007. We paid $0.4 million in cash to terminate this portion of the interest rate swap and the amount will be recorded as an expense in Other Income (Expense) – Net in the quarter ending June 30, 2005. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would be proportional to the outstanding principal amount, subsequent to the redemption, of the 6.45 percent notes due in 2007.

We expect to retire up to an additional $100 million of long-term debt during the remainder of 2005.

Off-Balance Sheet Arrangements

We utilize several forms of off-balance sheet financing arrangements. At March 31, 2005, these arrangements included:

	Undiscounted
	Minimum
	Future Lease	Receivables
	Payments	Sold
	(Dollars in millions)
Tax Advantaged Operating Leases	$48.3
Standard Operating Leases	153.9

	$202.2

Short-term Receivables Securitization Program		$96.6

Lease Agreements

We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease equipment having a maximum unamortized value of $90 million at March 31, 2005. At March 31, 2005, $48.3 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $153.9 million at March 31, 2005.

Under certain operating lease agreements, we receive rent holidays, which represent periods of free or reduced rent. Rent holidays are recorded as a liability and recognized on a straight-line basis over the lease term. In addition, we may receive incentives or allowances from the lessor as part of the lease agreement. We recognize these payments as a liability and amortize them as reductions to lease expense over the lease term. We capitalize leasehold improvements and amortize them over the lesser of the lease term or the asset’s useful life.

Sale of Receivables

At March 31, 2005, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $96.6 million at March 31, 2005. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.

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

The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates that impact our non-U.S. Dollar sales and expenses. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our Unaudited Condensed Consolidated Balance Sheet at fair value with the net change in fair value reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The notional value of the forward contracts at March 31, 2005 was $690.1 million. The fair value of the forward contracts at March 31, 2005 was an asset of $82.2 million, of which $63.4 million is recorded in Prepaid Expenses and Other Assets, $19.4 million is recorded in Other Assets and $0.6 is recorded in Accrued Expenses.

The total fair value of the forward contracts of $82.2 million (before deferred taxes of $28.8 million) is recorded in Accumulated Other Comprehensive Income/(Loss) and will be reflected in income as the individual contracts mature, which will offset the earnings effect of the hedged item. As of March 31, 2005, the portion of the $82.2 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $62.8 million.

In March 2005, we called for redemption $100 million in aggregate principal amount of our 6.45 percent senior notes due in 2007 and entered into a $100 million reverse treasury lock to protect us against movements in treasury rates prior to the redemption date of April 26, 2005. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), at March 31, 2005, the reverse treasury lock was accounted for as a cash flow hedge and was recorded in our Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The fair value of the reverse treasury lock at March 31, 2005 was an asset of $0.2 million, which was recorded in Prepaid Expenses and Other Assets. See “Liquidity and Capital Resources-Long-Term Financing.”

Fair Value Hedges

In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent senior notes due in 2007. In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.5 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. In December 2003, we entered into another $50 million fixed-to-floating interest rate swap on our 7.5 percent senior notes due in 2008. The purpose of entering into these swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $5.2 million at March 31, 2005.

In April 2005, we terminated $17.9 million of a $100 million fixed-to-floating interest rate swap on our 6.45 percent notes due in 2007. See “Liquidity and Capital Resources-Long-Term Financing.”

Other Forward Contracts

As a supplement to our foreign exchange cash flow hedging program, in January 2004 we began to enter into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of March 31, 2005, we had forward contracts with a notional value of $89.8 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $10.3 million to buy Euros, forward contracts with a notional value of $23.1 million to sell Canadian Dollars and forward contracts with a notional value of $6.2 million to buy Singapore Dollars.

CASH FLOW

The following table summarizes our cash flow activity for the quarters ended March 31, 2005 and 2004.

	Quarter Ended March 31,
Net Cash Provided by (Used by):	2005	2004
	(Dollars in millions)
Operating activities	$19.7	$48.5
Investing activities	$(35.6)	$(23.4)
Financing activities	$5.8	$(74.8)

Operating Activities

Net cash provided by operating activities decreased $28.8 million from $48.5 million during the quarter ended March 31, 2004 to $19.7 million during the quarter ended March 31, 2005. Net cash provided by operating activities in the quarter ended March 31, 2005 included an increase in the accounts receivable sold under our securitization program of $24.3 million offset in part by worldwide pension contributions of $3.3 million. Net cash provided by operating activities in the quarter ended March 31, 2005 was also reduced by higher working capital requirements primarily for accounts receivable and inventory. Net cash provided by operating activities in the quarter ended March 31, 2004 included cash received from the termination of certain life insurance policies of $23.4 million offset in part by the acquisition of certain aftermarket rights of $15 million, a reduction in the accounts receivable sold under our securitization program of $14.5 million, worldwide pension contributions of $13.2 million and the pre-funding of the redemption of certain industrial revenue bonds of $4 million.

Investing Activities

Net cash used by investing activities was $35.6 million in the quarter ended March 31, 2005 and $23.4 million in the quarter ended March 31, 2004. Net cash used by investing activities for the quarter ended March 31, 2005 included capital expenditures of $27 million and an acquisition of the minority interest in one of our businesses of $8.8 million. Net cash used by investing activities in the quarter ended March 31, 2004 included capital expenditures of $22.9 million.

Financing Activities

Net cash provided by financing activities was $5.8 million in the quarter ended March 31, 2005, compared to a $74.8 million use of cash by financing activities for the quarter ended March 31, 2004. During the quarter ended March 31, 2005, we issued common stock of $34.1 million, primarily from the exercise of stock options, and paid dividends to shareholders of $23.8 million. During the quarter ended March 31, 2004, we repaid the balance of the QUIPS of $63.5 million.

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

Our Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $86.4 million and $88.5 million at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005 and December 31, 2004, $15.5 million and $16.2 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At March 31, 2005 and December 31, 2004, $29.6 million was associated with ongoing operation and $56.8 million and $58.9 million, respectively, was associated with businesses previously disposed of or discontinued.

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

Liabilities of Divested Businesses

Asbestos

In May 2002, we completed the tax free spin-off of our Engineered Products (EIP) segment, which at the time of the spin-off included Enpro Industries, Inc. (EnPro) and Coltec Industries Inc. (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these claims, as well as against any other claims that may be asserted against us on the theories described above. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. We believe any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to us. If we are ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, we believe it would not have a material adverse effect on our financial condition, but could have a material adverse effect on the results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on our financial condition, results of operations and cash flows.

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

In addition to our guarantee of the TIDES, at March 31, 2005, we have an outstanding contingent liability for guarantees of debt and lease payments of $2.7 million, letters of credit and bank guarantees of $53.6 million, residual value of leases of $51.8 million and executive loans to purchase our stock of $1 million.

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

Tax

In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, we were notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund will also bear interest to the date of payment. As of March 31, 2005, the interest amount was approximately $47.1 million before tax, or $30.6 million after tax. A final judgment was entered in this case by the U.S. Court of Federal Claims on February 15, 2005. The Government provided notice on April 15, 2005 of its intention to appeal the decision to the United States Court of Appeals for the Federal Circuit. If the trial court’s decision is ultimately upheld, we will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, we expect to record net income of approximately $146 million, based on interest through March 31, 2005, and including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.

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

We are continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. As of March 31, 2005, we had recorded tax contingency reserves of approximately $318.7 million.

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

Rohr has been under examination by the State of California for the tax years ending July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s State Board of Equalization has held that the deductions associated with the leased equipment were non-business deductions. As of March 31, 2005 we made a voluntary payment of approximately $3.9 million related to items that were not being contested. Approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. The remaining tax assessment of approximately $4.9 million continues to be contested by us. The amount of interest on the remaining tax assessment is approximately $17.7 million. We believe that we are adequately reserved for this contingency.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. We plan to adopt SFAS 151 no later than that date. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and IAS 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to the costs of conversion. This statement will apply to our businesses if they become subject to “abnormal costs” as defined in SFAS 151. We are currently evaluating the impact, if any, that adoption of SFAS 151 will have on our consolidated financial statements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. We adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees. SFAS 123(R) requires that we use the valuation technique that best fits the circumstances. We are currently evaluating other techniques. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow; thus, reducing net operating cash flows and increasing net financing cash flows in the periods after the effective date. SFAS 123(R) also requires that we estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. The effect of these items and other changes required by SFAS 123(R) is currently being evaluated. On April 14, 2005, the SEC announced that registrants that are not small business issuers may adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt SFAS 123(R) on January 1, 2006.

On December 21, 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, “Accounting for Income Taxes”, with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act), that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on our deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in 2005. In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impact of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the United States. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act and expect to complete our analysis by June 30, 2005.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing obligations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements.

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

In accordance with SFAS 5, we record tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of March 31, 2005 and December 31, 2004, we had recorded tax contingency reserves of approximately $319 million and $316 million, respectively.

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

Sales Incentives

We offer sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as Other Assets and amortized as Cost of Sales over the contract period. At March 31, 2005 and December 31, 2004, the carrying amount of sales incentives were $66.6 million and $56.5 million, respectively.

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

Entry fees are recorded as Other Assets and are amortized on a straight-line basis to Cost of Sales over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. The net carrying amount of entry fees were $109 million and $111.3 million at March 31, 2005 and December 31, 2004, respectively. The carrying amount of entry fees is evaluated for impairment at least annually or when other indicators of impairment exist. Impairment is assessed based on the expected undiscounted cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If impairment exists, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the quarters ended March, 31, 2005 and 2004.

Pension and Postretirement Benefits Other Than Pensions

Assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions are evaluated by us in consultation with an outside actuary. Changes in assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data. Health care cost projections are evaluated annually. The discount rate is evaluated at the end of the year using the appropriate index (e.g., Moody’s Aa long-term high quality bond rate for the U.S. Plans and iBoxx AA long-term high quality bond rate for the U.K. plans). The appropriate assumptions are used for the applicable country.

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

Important factors that could cause actual results to differ include, but are not limited to:

•	demand for and market acceptance of new and existing products, such as the Airbus A350 and A380, the Boeing 787 Dreamliner, the Embraer 190, and the Lockheed Martin F-35 Joint Strike Fighter and F-22 Raptor;

•	our ability to extend our contracts with Boeing relating to the 787 Dreamliner beyond the initial contract period;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	the possibility of additional contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the payment of premiums and associated costs by us in connection with the early retirement of debt;

•	the resolution of tax litigation involving Coltec Industries Inc and Rohr, Inc.;

•	the actual amount of future liabilities assumed by us pursuant to the partial settlement with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, litigation and environmental remediation efforts).

We caution you not to place undue reliance on the forward-looking statements contained in this document, which speak only as of the date on which such statements are made. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2004 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 16, “Derivatives and Hedging Activities” in Part 1 - Item 1 of this Form 10-Q for a description of current developments involving our hedging activities.

At March 31, 2005, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $3.6 million. At March 31, 2005, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $72.5 million. The fair value of these forward contracts was $82.2 million at March 31, 2005. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos” and “Tax” in Note 17, “Contingencies” to the accompanying unaudited condensed consolidated financial statements, which disclosure is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the quarter ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (2)	the Plans or Programs (2)
January 2005	—	—	N/A	N/A
February 2005	16,156	$36.61	N/A	N/A
March 2005	112	35.66	N/A	N/A

Total	16,268	$36.14	N/A	N/A

(1)	The issuer purchases during the period covered by this report represent shares delivered to us by employees to pay withholding taxes due upon the vesting of restricted stock and deferred long-term incentive plan awards and to pay the exercise price of a stock option.

(2)	In connection with the exercise and vesting of stock options and restricted stock awards, we from time to time accept delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options or the vesting of restricted stock awards or deferred long-term incentive plan awards. We do not otherwise have any plan or program to purchase our common stock.

Item 5. Other Information.

Non-Audit Services in the United Kingdom Performed by Ernst & Young LLP

Ernst & Young LLP has notified us that certain non-audit work Ernst & Young LLP previously performed for us in the United Kingdom has raised questions regarding its independence with respect to its performance of audit services. Beginning in 1990, an affiliated firm of Ernst & Young LLP provided registered office and certain company secretarial services for our United Kingdom subsidiaries. The provision of these services may have involved the performance of management functions and the custody of our assets, which are not permitted under SEC auditor independence rules. These services were discontinued in February 2004.

Our Audit Review Committee has reviewed the facts surrounding these services provided by Ernst & Young LLP. We and the Audit Review Committee have concluded that Ernst & Young LLP’s independence was not impaired by the performance of these services in view of the de minimis fees paid to Ernst & Young LLP (less than $50,000 per year) and the ministerial nature of the actions performed by it. Ernst & Young LLP has also concluded that its independence was not impaired by the performance of these services.

As we have previously disclosed, Ernst & Young LLP has also notified the SEC, the Public Company Accounting Oversight Board and us that certain non-audit work previously performed in China and Japan for us and other companies has also raised questions regarding Ernst & Young LLP’s independence. We, our Audit Review Committee and Ernst & Young LLP have concluded that the independence of Ernst & Young LLP was not impaired by the performance of those services. For more information, please refer to our definitive proxy statement, dated March 7, 2005, under the caption “Proposals to Shareholders – 2. Ratification of Appointment of Independent Auditors – Non-Audit Services in China and Japan Performed by Ernst & Young LLP.”

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

May 5, 2005	GOODRICH CORPORATION
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