Form 10-Q
period 2005-06-30
GOODRICH CORP
filed 2005-08-08
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005
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
Registrant’s telephone number, including area code: (704) 423-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of June 30, 2005, there were 135,152,924 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of June 30, 2005, and the related condensed consolidated statement of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Ernst & Young LLP
Charlotte, North Carolina
August 5, 2005

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions,		(Dollars in millions,
	except per share amounts)		except per share amounts)
Sales	$1,352.7	$1,128.0	$2,628.2	$2,284.5
Operating costs and expenses:
Cost of sales	990.5	824.6	1,920.2	1,690.8
Selling and administrative costs	226.1	200.9	441.8	392.5

	1,216.6	1,025.5	2,362.0	2,083.3

Operating Income	136.1	102.5	266.2	201.2
Interest expense	(33.0)	(35.7)	(66.9)	(73.1)
Interest income	1.0	0.5	1.9	1.3
Other income (expense) — net	(14.3)	(11.7)	(24.4)	(29.7)

Income from continuing operations before income taxes	89.8	55.6	176.8	99.7
Income tax expense	(27.4)	(17.2)	(57.6)	(30.9)

Income From Continuing Operations	62.4	38.4	119.2	68.8
Income from discontinued operations — net of income taxes	13.3	0.4	14.0	0.6
Cumulative effect of change in accounting	—	—	—	16.2

Net Income	$75.7	$38.8	$133.2	$85.6

Basic Earnings Per Share:
Continuing operations	$0.52	$0.33	$0.99	$0.58
Discontinued operations	0.11	—	0.12	0.01
Cumulative effect of change in accounting	—	—	—	0.13

Net Income	$0.63	$0.33	$1.11	$0.72

Diluted Earnings Per Share:
Continuing operations	$0.51	$0.32	$0.97	$0.57
Discontinued operations	0.10	—	0.11	0.01
Cumulative effect of change in accounting	—	—	—	0.13

Net Income	$0.61	$0.32	$1.08	$0.71

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2005	2004
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$251.3	$297.9
Accounts and notes receivable, less allowances for doubtful receivables ($19.3 at June 30, 2005 and $19.5 at December 31, 2004)	737.4	649.3
Inventories — net	1,256.0	1,163.5
Deferred income taxes	115.4	118.9
Prepaid expenses and other assets	64.1	118.8
Assets from discontinued operations	—	17.8

Total Current Assets	2,424.2	2,366.2

Property, plant and equipment — net	1,126.2	1,164.1
Prepaid pension	242.6	275.5
Goodwill	1,280.3	1,258.5
Identifiable intangible assets — net	473.9	507.0
Deferred income taxes	44.6	44.7
Other assets	586.2	601.5

Total Assets	$6,178.0	$6,217.5

Current Liabilities
Short-term debt	$—	$1.0
Accounts payable	518.4	509.5
Accrued expenses	696.7	731.9
Income taxes payable	328.9	294.4
Deferred income taxes	22.0	22.0
Current maturities of long-term debt and capital lease obligations	83.8	2.4
Liabilities from discontinued operations	—	4.0

Total Current Liabilities	1,649.8	1,565.2

Long-term debt and capital lease obligations	1,711.8	1,899.4
Pension obligations	768.3	761.7
Postretirement benefits other than pensions	297.8	302.7
Deferred income taxes	8.9	33.7
Other non-current liabilities	328.7	311.9
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value — Authorized 200,000,000 shares; issued 135,152,924 shares at June 30, 2005 and 132,709,310 shares at December 31, 2004 (excluding 14,000,000 shares held by a wholly owned subsidiary)	675.8	663.5
Additional paid-in capital	1,145.5	1,077.9
Income retained in the business	204.4	119.5
Accumulated other comprehensive loss	(197.9)	(103.7)
Common stock held in treasury, at cost (13,588,968 shares at June 30, 2005 and 13,566,071 shares at December 31, 2004)	(415.1)	(414.3)

Total Shareholders’ Equity	1,412.7	1,342.9

Total Liabilities And Shareholders’ Equity	$6,178.0	$6,217.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in millions)
Operating Activities
Income from continuing operations	$119.2	$68.8
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Restructuring and consolidation:
Expenses	3.7	4.9
Payments	(5.8)	(15.1)
Depreciation and amortization	112.2	109.8
Stock-based compensation expense	10.4	9.6
Loss on extinguishment of debt	5.7	—
Deferred income taxes	(25.3)	(1.6)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(136.2)	(45.2)
Change in receivables sold, net	28.8	—
Inventories	(111.5)	(51.6)
Other current assets	50.4	(11.7)
Accounts payable	29.9	6.4
Accrued expenses	(22.8)	47.2
Income taxes payable	60.3	6.6
Tax benefit on non-qualified options	8.8	2.2
Other non-current assets and liabilities	(20.4)	(3.5)

Net Cash Provided By Operating Activities	107.4	126.8

Investing Activities
Purchases of property, plant and equipment	(66.4)	(51.3)
Proceeds from sale of property, plant and equipment	5.3	0.2
Payments made in connection with acquisitions, net of cash acquired	(9.3)	(0.5)

Net Cash Used By Investing Activities	(70.4)	(51.6)

Financing Activities
Decrease in short-term debt, net	(1.0)	(1.8)
Repayment of long-term debt and capital lease obligations	(106.1)	(70.0)
Proceeds from issuance of common stock	51.3	18.3
Purchases of treasury stock	(0.6)	(0.2)
Dividends	(47.9)	(47.2)
Distributions to minority interest holders	(2.4)	—

Net Cash Used By Financing Activities	(106.7)	(100.9)

Discontinued Operations
Net cash provided by discontinued operations	27.2	3.0
Effect of exchange rate changes on cash and cash equivalents	(4.1)	0.5

Net decrease in cash and cash equivalents	(46.6)	(22.2)
Cash and cash equivalents at beginning of year	297.9	378.4

Cash and cash equivalents at end of period	$251.3	$356.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
Note 2. New Accounting Standards
Accounting Changes and Error Corrections
During May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). Under APB Opinion No. 20, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 will apply to all accounting changes made after adoption of the statement, which is required by the fiscal year beginning after December 15, 2005. The Company plans to adopt SFAS 154 no later than January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial condition, results of operations or cash flows.
Inventory Costs
The FASB recently issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. The Company plans to adopt SFAS 151 no later than that date. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards (IAS) 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to the costs of conversion. This statement will apply to the Company’s businesses if they become subject to “abnormal costs” as defined in SFAS 151. The Company is currently evaluating the impact, if any, that adoption of SFAS 151 will have on its consolidated financial statements.
Share-Based Payment
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. The Company adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 123(R) requires that the Company use the valuation technique that best fits the circumstances. The Company currently uses the Black-Scholes formula to estimate the fair value of stock options granted to employees, and is evaluating other valuation techniques. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, which is the Company’s current practice. As a result, the adoption of SFAS 123(R) will reduce net operating cash flows and increase net financing cash flows in the periods after the effective date. SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. The Company’s current policy is to recognize forfeitures as they occur. The effect of these items and other changes required by SFAS 123(R) is currently being evaluated. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) announced that registrants that are not small business issuers must adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123(R) on January 1, 2006.
In accordance with SFAS 123(R), the explicit service period for employees that become eligible to retire is considered to be nonsubstantive, which would require compensation cost to be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s current policy is to recognize compensation cost over the explicit service period (i.e., up to the date of actual retirement) as opposed to through the date the employee first becomes eligible to retire. Upon adoption of SFAS 123(R), the Company will be required to change its policy and to recognize compensation expense for awards granted subsequent to January 1, 2006 over a period ending with the date the employee first becomes eligible for retirement. If the Company had previously applied the nonsubstantive vesting provisions of SFAS 123(R) when it adopted SFAS 123 on January 1, 2004, recognized compensation cost would have decreased by approximately $1 million for the three months ended June 30, 2005 and 2004 and increased by approximately $7 million and $6 million for the six months ended June 30, 2005 and 2004, respectively.
On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also requires disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS 123(R). The Company will incorporate the SAB 107 guidance in conjunction with its adoption of SFAS 123(R) on January 1, 2006.
Accounting for Conditional Asset Retirement Obligations
During March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is an interpretation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The Interpretation clarifies that the term conditional asset retirement obligation refers to the legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event that may or may not be within the control of the entity. Adoption of FIN 47 is required by the fiscal year ending after December 15, 2005. The Company plans to adopt FIN 47 no later than December 31, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its financial condition, results of operations or its cash flows.
FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2)
On December 21, 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, “Accounting for Income Taxes”, with regard to the tax deduction on qualified production activities provision within H.R. 4520, The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate domestic and international taxation, including repeal of the Extraterritorial Income (ETI) deduction, creation of a new Domestic Production Activities (DPA) deduction and temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s income tax return. The Company does not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on its effective income tax rate in 2005. In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impact of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. Although the deduction is subject to a number of limitations and, as of today, significant uncertainty remains regarding the interpretation of many of the Act’s provisions, the Company believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, the Company plans to repatriate approximately $100 million in extraordinary dividends, as defined in the Act, during 2005 and accordingly has recorded a tax liability of approximately $5.3 million as of June 30, 2005. In accordance with SFAS 109 and APB 23, the Company has not provided U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $265.6 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Note 3. Restructuring and Consolidation Costs
The Company incurred restructuring and consolidation costs and activity related to two types of restructuring and consolidation programs: (1) the Company’s employee termination and facility closure programs other than the opening balance sheet restructuring and consolidation programs related to the October 2002 acquisition of Aeronautical Systems (Aeronautical Systems business restructuring programs) in October 2002; and (2) the Aeronautical Systems business restructuring programs. Information regarding each type of restructuring program is disclosed separately as follows:
Restructuring and Consolidation Costs excluding Aeronautical Systems Business Restructuring Programs
The Company recorded restructuring and consolidation net provisions as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Personnel-related costs	$0.2	$2.2	$2.7	$3.6
Facility closure and other costs	0.3	0.9	1.0	1.3

	$0.5	$3.1	$3.7	$4.9

The net provisions were recorded across the Company’s segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Airframe Systems	$0.2	$0.1	$2.4	$0.1
Engine Systems	0.2	0.8	0.4	1.1
Electronic Systems	0.1	2.2	0.9	3.7

	$0.5	$3.1	$3.7	$4.9

The net provisions were recorded to Cost of Sales and Selling and Administrative Costs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Cost of sales	$0.3	$1.8	$3.3	$2.8
Selling and administrative costs	0.2	1.3	0.4	2.1

	$0.5	$3.1	$3.7	$4.9

Restructuring and consolidation reserves at December 31, 2004 and June 30, 2005, as well as activity during the six months ended June 30, 2005, consisted of:

	Balance				Balance
	December 31,		Return to	Cash	June 30,
	2004	Provision	Profit	Payments	2005
	(Dollars in millions)
Personnel-related costs	$0.8	$3.2	$(0.5)	$(2.9)	$0.6
Facility closure and other costs	2.6	1.2	(0.2)	(1.7)	1.9

	$3.4	$4.4	$(0.7)	$(4.6)	$2.5

During the six months ended June 30, 2005, approximately 50 employees were terminated as part of personnel-related restructuring activities. As of June 30, 2005, the Company expects to further reduce employment levels by approximately 20 employees as part of these restructuring activities.
Of the $2.5 million balance in restructuring and consolidation reserves at June 30, 2005, $0.6 million is reserved for employee terminations and benefit payments as well as benefit payments for recently terminated employees, $1.4 million is reserved for facility closure and related costs and $0.5 million is reserved for environmental expenses associated with the closure of two facilities.
The balance, by segment, of the restructuring reserves at December 31, 2004 and June 30, 2005 as well as the activity during the six months ended June 30, 2005 consisted of:

	Balance			Employee	Facility	Balance
	December 31,		Return to	Termination	Closure	June 30,
	2004	Provision	Profit	Benefits	Costs	2005
	(Dollars in millions)
Airframe Systems	$0.8	$2.9	$(0.5)	$(1.7)	$(0.5)	$1.0
Engine Systems	1.0	0.4	—	(0.2)	(0.7)	0.5
Electronic Systems	1.6	1.1	(0.2)	(1.0)	(0.5)	1.0

	$3.4	$4.4	$(0.7)	$(2.9)	$(1.7)	$2.5

Restructuring and Consolidation Costs — Provision
The following is a description of key components of the $4.4 million provision for restructuring and consolidation costs recorded during the six months ended June 30, 2005:
Airframe Systems: The segment recorded a $2.9 million charge of which $2.5 million was for employee severance and benefits and $0.4 million was for equipment relocation costs, all related to the closure of a foreign facility. The reserve was reduced by a $0.5 million return to profit of previously recorded employee severance and benefit charges not required.
Engine Systems: The segment recorded a $0.4 million charge for facility closure costs consisting of $0.2 million for employee relocations and $0.2 million related to the closure of a domestic service facility.
Electronic Systems: The segment recorded a $1.1 million charge which included $0.5 million for employee benefits and severance costs, $0.3 million for facility closure costs related to the closure of a foreign manufacturing and service facility and $0.3 million in facility closure costs related to the closure of a domestic manufacturing and service facility. The reserve was reduced by a $0.2 million return to profit of previously recorded facility closure costs related to a domestic facility.
Future Restructuring and Consolidation Costs for Programs Announced and Initiated by January 1, 2005
The Company expects to incur additional expenses of approximately $2 million for restructuring programs announced and initiated by January 1, 2005. The Company expects to incur most of these restructuring charges during the third and fourth quarters of 2005. Of the expected charges, approximately $0.6 million relates to facility closure costs, $0.2 million is for equipment relocation and $1.2 million is for expected employee terminations, relocations and benefits related to these facility closures. Of the $2 million in expected charges to restructuring and consolidation costs, the Electronic Systems segment expects to incur $1 million for the closure of a foreign manufacturing facility and the Engine Systems segment expects to incur $1 million for the closure of a domestic manufacturing and service facility.

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
No additional restructuring reserves have been recorded related to the Aeronautical Systems acquisition. Restructuring and consolidation reserves at December 31, 2004 and June 30, 2005 as well as the activity during the six months ended June 30, 2005 consisted of:

	Balance		Foreign	Balance
	December 31,	Cash	Currency	June 30,
	2004	Payments	Translation	2005
	(Dollars in millions)
Personnel-related costs	$3.9	$(0.8)	$(0.3)	$2.8
Facility closure and other costs	0.8	(0.4)	—	0.4

	$4.7	$(1.2)	$(0.3)	$3.2

The balance at June 30, 2005, by segment, of the opening balance sheet restructuring reserves as well as the activity during the six months ended June 30, 2005 consisted of:

	Balance	Employee	Facility	Foreign	Balance
	December 31,	Termination	Closure	Currency	June 30,
	2004	Benefits	Costs	Translation	2005
	(Dollars in millions)
Airframe Systems	$0.3	$—	$—	$—	$0.3
Engine Systems	3.5	(0.5)	—	(0.3)	2.7
Electronic Systems	0.9	(0.3)	(0.4)	—	0.2

	$4.7	$(0.8)	$(0.4)	$(0.3)	$3.2

During the six months ended June 30, 2005, no employees were terminated as part of the restructuring activities related to the acquisition of the Aeronautical Systems business. The $0.8 million paid for employee termination benefits were for retirement benefits related to previous employee terminations at a foreign operation and a domestic operation. As of June 30, 2005, the Company expects to reduce employment levels by approximately 30 employees as part of the opening balance sheet restructuring activities. The remaining reserves will be used for future lease payments related to a redundant facility, costs to complete the closure of a redundant facility and return it to its original condition and a special early retirement program at a foreign operation.
Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Retiree health care expenses related to divested businesses	$(3.8)	$(4.1)	$(8.5)	$(9.4)
Loss on extinguishment of debt	(5.7)	—	(5.7)	—
Expenses related to divested businesses	(0.1)	(3.0)	(1.5)	(6.4)
Minority interest and equity in affiliated companies	(3.9)	(3.3)	(6.7)	(5.3)
Impairment of a note receivable	—	—	—	(7.0)
Other — net	(0.8)	(1.3)	(2.0)	(1.6)

Other income (expense) — net	$(14.3)	$(11.7)	$(24.4)	$(29.7)

Note 5. Asset Impairments
As shown in Note 4, “Other Income (Expense) — Net,” the Company recorded a non-cash $7 million before tax asset impairment charge to Other Income (Expense) — Net during the first six months of 2004 which resulted from the write-off of a certain note receivable due to insufficient collateral value arising out of the divestiture of a business.
Note 6. Cumulative Effect of Change in Accounting
In conjunction with the Audit Review Committee of the Company’s Board of Directors, management reassessed the application of contract accounting at its aerostructures business that is included in the Engines Systems segment. Specifically, consideration was given to whether or not the accounting methods used by the Company were appropriate given the predominance of an alternative method used by peer companies and changes in the nature of contractual relationships with the Company’s customers. Effective January 1, 2004, the Company changed two aspects of the application of contract accounting to preferable methods at its aerostructures business.
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

Note 7. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$62.4	$38.4	$119.2	$68.8

Denominator:
Denominator for basic earnings per share — weighted-average shares	121.1	118.5	120.4	118.3
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	2.4	1.5	2.4	1.6
Other deferred compensation shares	0.1	0.1	0.1	0.1

	2.5	1.6	2.5	1.7

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	123.6	120.1	122.9	120.0

Per share income from continuing operations:
Basic	$0.52	$0.33	$0.99	$0.58

Diluted	$0.51	$0.32	$0.97	$0.57

At June 30, 2005 and 2004, the Company had outstanding approximately 8.5 million and 10.5 million stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 8.5 million and 10.5 million stock options outstanding, 0.1 million and 5.3 million were anti-dilutive stock options excluded from the diluted earnings per share calculation at June 30, 2005 and 2004, respectively.
During the six months ended June 30, 2005 and 2004, the Company issued approximately 2.4 million and 1 million shares of common stock, respectively, pursuant to stock option exercises and other stock-based compensation.
Note 8. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$197.3	$185.3
In process	853.3	773.7
Raw materials and supplies	300.7	290.7

Total	1,351.3	1,249.7
Less:
Reserve to reduce certain inventories to LIFO basis	(40.5)	(40.3)
Progress payments and advances	(54.8)	(45.9)

Total	$1,256.0	$1,163.5

The pre-production and excess-over-average in-process inventory balance and deferred engineering costs recoverable under long-term contractual arrangements, which are included in in-process inventory, were $263 million and $239.8 million as of June 30, 2005 and December 31, 2004, respectively.

Note 9. Goodwill
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2005 are as follows:

		Business
	Balance	Combinations	Foreign	Balance
	December 31,	Completed or	Currency	June 30,
	2004	Finalized	Translation	2005
	(Dollars in millions)
Airframe Systems	$260.2	$—	$(12.4)	$247.8
Engine Systems	509.4	—	(14.8)	494.6
Electronic Systems	488.9	8.8 (a)	40.2 (b)	537.9

	$1,258.5	$8.8	$13.0	$1,280.3

(a)	During the six months ended June 30, 2005, the Company completed its acquisition of the remaining five percent interest in Goodrich Hella Aerospace Lighting Systems Holding GmbH from Hella Hueck & Co. KG. At the time of the transaction, the Company increased Goodwill by $8.8 million.

(b)	Included in the $40.2 million of foreign currency translation was an adjustment related to the foreign currency translation of certain goodwill amounts that resulted in a $27.3 million increase in Goodwill and Accumulated Other Comprehensive Income/(Loss).
Note 10. Financing Arrangements
Credit Facilities
In May 2005, the Company replaced its $500 million committed global syndicated revolving credit facility expiring in August 2006 with a new $500 million committed global syndicated revolving credit facility that expires in May 2010. The new facility has similar terms and is with substantially the same group of global banks as the previous facility. At June 30, 2005 there were no borrowings under the new facility. Borrowings under this facility bear interest, at the Company’s option, at rates tied to the agent bank’s prime rate or for U.S. Dollar or Great Britain Pounds Sterling borrowings, the London interbank offered rate, and for Euro Dollar borrowings, the EURIBO rate. The Company is required to pay a facility fee of 15 basis points per annum on the total $500 million committed line. Further, if the amount outstanding exceeds 50 percent of the total commitment, a usage fee of 12.5 basis points per annum on the amount outstanding is payable by the Company. These fees and the interest rate margin on outstanding revolver borrowings are subject to change as the Company’s credit ratings change. At June 30, 2005, there were no borrowings and $20.1 million in letters of credit outstanding under the new facility. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under the old facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its consolidated net worth and leverage ratio levels. In addition, the Company’s ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of June 30, 2005, the Company had borrowing capacity under this facility of $446.4 million, after reductions for letters of credit outstanding and borrowing limitations from financial covenants.
The Company also maintains $75 million of uncommitted domestic money market facilities and $34.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At June 30, 2005 and December 31, 2004, there were no borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.
The Company’s credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of its indebtedness. However, a ratings downgrade would result in an increase in the interest rate and fees payable under its committed syndicated revolving credit facility. Such a downgrade also could adversely affect the Company’s ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such new facilities. Weighted-average interest rates on the Company’s short-term borrowings were 3.3 percent as of June 30, 2005.

The Company has an outstanding contingent liability for guaranteed debt and lease payments of $2.6 million, outstanding Coltec Capital Trust 5 1/4 % convertible trust preferred securities (TIDES) of $145 million, and letters of credit and bank guarantees of $52.7 million. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.
The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $602.6 million of income retained in the business and additional capital was free from such limitations at June 30, 2005.
Long-Term Debt
On March 24, 2005, the Company called for the redemption of $100 million in aggregate principal amount of its 6.45 percent notes due in 2007. The notes were redeemed on April 26, 2005 and the Company recorded $6.4 million of debt premiums and associated costs in Other Income (Expense) — Net in the second quarter of 2005. The redemption price per $1,000 principal amount of notes was $1,058.25 plus accrued and unpaid interest to the redemption date. On March 29, 2005, the Company entered into a $100 million reverse treasury lock to offset changes in the redemption price of the 6.45 percent notes due to movements in treasury rates prior to the redemption date. The reverse treasury lock matured on April 21, 2005 and the Company recorded a $0.7 million gain in Other Income (Expense) — Net in the second quarter 2005.
As further discussed in Note 20, “Subsequent Events,” on July 28, 2005, the Company called for the redemption of the remaining outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $82.1 million. The redemption date for the notes is August 30, 2005. The Company expects to record expense in the third quarter of 2005 of approximately $6 million for debt premiums and other costs associated with the redemption, including the gain or loss on an underlying interest rate swap, which will be terminated when the notes are priced for redemption.
Note 11. Off Balance Sheet Arrangements
Lease Commitments
The Company finances its use of certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease equipment having a maximum unamortized value of $90 million at June 30, 2005. At June 30, 2005, $22.1 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $143.8 million at June 30, 2005.
Sale of Receivables
At June 30, 2005, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $101.1 million at June 30, 2005. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers.

Note 12. Pensions and Postretirement Benefits
Pensions
     The following table sets forth the components of net periodic benefit costs (income) for the three months and six months ended June 30, 2005 and 2004:

					Other Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Service cost	$13.1	$8.9	$6.2	$5.0	$0.7	$0.6
Interest cost	37.7	38.1	7.8	6.5	1.1	1.0
Expected rate of return on plan assets	(43.0)	(40.9)	(10.7)	(10.1)	(1.1)	(0.9)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	2.2	2.4	—	—	—	—
Amortization of actuarial (gain) loss	13.0	12.7	(0.1)	—	0.3	—

Periodic benefit cost (income)	23.0	21.2	3.2	1.4	1.0	0.7
Settlements and curtailments (gain) loss	—	—	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$23.0	$21.2	$3.2	$1.4	$1.0	$0.7

					Other Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Service cost	$23.9	$19.3	$12.3	$10.0	$1.5	$1.2
Interest cost	74.1	74.0	15.5	12.6	2.2	1.9
Expected rate of return on plan assets	(85.6)	(81.3)	(21.6)	(19.1)	(2.0)	(1.7)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	4.4	4.8	—	—	—	—
Amortization of actuarial (gain) loss	24.2	21.7	(0.1)	—	0.3	—

Periodic benefit cost (income)	41.0	38.5	6.1	3.5	2.0	1.4
Settlements and curtailments (gain) loss	—	—	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$41.0	$38.5	$6.1	$3.5	$2.0	$1.4

The following table provides the weighted average assumptions used to determine the net periodic benefit costs (income).

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
Discount rate	5.875%	6.25%	5.50%	5.75%	5.75%	6.25%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.63%	3.63%	3.50%	3.25%	3.50%	3.25%

Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Service cost	$0.5	$0.4	$0.8	$0.7
Interest cost	5.0	5.7	11.3	12.5
Expected rate of return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(0.1)	—	(0.1)	—
Amortization of actuarial (gain) loss	0.3	—	0.8	0.9

Periodic benefit cost (income)	5.7	6.1	12.8	14.1

Settlements and curtailments (gain) loss	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—

Net benefit cost (income)	$5.7	$6.1	$12.8	$14.1

The following table provides the assumptions used to determine the net periodic benefit costs (income).

	Three Months Ended
	June 30,
	2005	2004
Discount rate	5.875%	6.25%
Healthcare trend rate	9% in 2005 to 5% in 2008	10% in 2004 to 5% in 2008
Note 13. Comprehensive Income/(Loss)
Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Comprehensive Income/(Loss)
Net income	$75.7	$38.8	$133.2	$85.6
Other comprehensive income/(loss):
Unrealized foreign currency translation gains (losses) during period	(48.0)	(11.7)	(47.3)	3.6
Gains (losses) on cash flow hedges	(28.7)	(8.6)	(46.9)	(11.2)

Total	$(1.0)	$18.5	$39.0	$78.0

Accumulated other comprehensive income/(loss) consisted of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in millions)
Accumulated Other Comprehensive Income/(Loss)
Cumulative unrealized foreign currency translation gains (losses)	$165.4	$212.7
Minimum pension liability adjustments	(388.1)	(388.1)
Accumulated gains (losses) on cash flow hedges	24.8	71.7

Total	$(197.9)	$(103.7)

The minimum pension liability amounts above are net of deferred taxes of $209 million at June 30, 2005 and December 31, 2004. The accumulated gain on cash flow hedges above is net of deferred taxes of $13.3 million and $38.6 million at June 30, 2005 and December 31, 2004, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2005 was 30.5 percent. The effective tax rate varies from the statutory rate of 35 percent primarily due to an adjustment to the valuation allowance associated with certain deferred tax assets in foreign jurisdictions which reduced the effective rate by approximately 7 percent, tax benefits from export sales and domestic production activities which reduced the effective rate by approximately 5 percent, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, including the impact of tax holidays, which reduced the effective rate by approximately 5 percent, adjustments to tax contingencies, including interest thereon, net of tax, which increased the effective rate by approximately 6 percent, and the anticipated repatriation of foreign undistributed earnings under the American Jobs Creation Act which increased the effective rate by approximately 6 percent.
The Company’s effective tax rate for the six months ended June 30, 2005 was 32.6 percent. The effective tax rate varies from the statutory rate of 35 percent primarily due to tax benefits from export sales and domestic production activities which reduced the effective rate by approximately 5 percent, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, including the impact of tax holidays, which reduced the effective rate by approximately 5 percent, and adjustments to tax contingencies, including interest thereon, net of tax, which increased the effective rate by approximately 6 percent.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company records tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of December 31, 2004, the Company had tax contingency reserves of approximately $315.8 million. During the six months ended June 30, 2005, the Company recorded a provision of $12.6 million, made payments of $2.7 million (net of federal tax benefit), and had other miscellaneous adjustments of ($0.4) million. As of June 30, 2005, the Company had recorded tax contingency reserves of approximately $325.3 million. The contingencies that comprise the reserves are more fully described in Note 17, “Contingencies.”
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Act provides for a two-year phase-out of the existing Extraterritorial Income (“ETI”) deduction for export sales that was ruled by the World Trade Organization to be inconsistent with international trade protocols. Under the guidance provided in FASB Staff Position No. FAS 109-1, “Application of SFAS 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.
The Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and, as of today, significant uncertainty remains regarding the interpretation of many of the Act’s provisions, the Company believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, the Company plans to repatriate approximately $100 million in extraordinary dividends, as defined in the Act, during 2005 and accordingly has recorded a tax liability of approximately $5.3 million as of June 30, 2005. In accordance with SFAS 109 and APB 23, the Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $265.6 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

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
Electronic Systems
Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensors systems that measure and manage aircraft fuel and monitor oil debris, engine and transmission, and structural health. The segment’s products also include ice detection systems, aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems, laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats, and crew and attendant seating. The power systems business unit, which was acquired as part of Aeronautical Systems, provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. Also acquired as part of Aeronautical Systems was the hoists and winches business unit, which provides airborne hoists and winches used on both helicopters and fixed wing aircraft, and a business that produces engine shafts primarily for helicopters.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Net customer sales:
Airframe Systems	$464.0	$403.8	$906.7	$806.4
Engine Systems	565.8	449.2	1,093.9	947.7
Electronic Systems	322.9	275.0	627.6	530.4

Total sales	$1,352.7	$1,128.0	$2,628.2	$2,284.5

Intersegment sales:
Airframe Systems	$13.0	$12.3	$25.9	$27.9
Engine Systems	7.3	4.7	16.4	9.8
Electronic Systems	9.1	7.8	17.0	15.9

Total intersegment sales	$29.4	$24.8	$59.3	$53.6

Segment operating income:
Airframe Systems	$10.8	$25.3	$38.6	$46.4
Engine Systems	108.8	69.4	199.3	143.8
Electronic Systems	37.7	31.2	70.0	53.9

	157.3	125.9	307.9	244.1
Corporate general and administrative expenses	(21.2)	(23.4)	(41.7)	(42.9)

Total operating income	$136.1	$102.5	$266.2	$201.2

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	June 30,	December 31,
	2005	2004
	(Dollars in millions)
Assets:
Airframe Systems	$1,783.3	$1,796.1
Engine Systems	2,298.6	2,266.7
Electronic Systems	1,440.4	1,401.2
Assets from Discontinued Operations	—	17.8
Corporate	655.7	735.7

Total assets	$6,178.0	$6,217.5

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
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The notional value of the forward contracts at June 30, 2005 was $749.2 million. The fair value of the forward contracts at June 30, 2005 was an asset of $38.1 million, of which $37.9 million was recorded in Prepaid Expenses and Other Assets and $6.3 million was recorded in Other Assets, offset by $6.1 million recorded in Accrued Expenses.

The total fair value of the forward contracts of $38.1 million (before deferred taxes of $13.3 million) was recorded in Accumulated Other Comprehensive Income/(Loss) and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged item. As of June 30, 2005, the portion of the $38.1 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $37.9 million.
In March 2005, the Company called for the redemption of $100 million in aggregate principal amount of its 6.45 percent notes due in 2007 and entered into a $100 million reverse treasury lock to offset changes in the redemption price due to movements in treasury rates prior to the redemption date. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), at March 31, 2005, the reverse treasury lock was accounted for as a cash flow hedge and was recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The fair value of the reverse treasury lock at March 31, 2005 was an asset of $0.2 million, which was recorded in Prepaid Expenses and Other Assets. The reverse treasury lock matured on April 21, 2005 and the Company recorded a $0.7 million gain in Other Income (Expense) — Net and eliminated the asset accrued at March 31, 2005.
Fair Value Hedges
In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2007. In April 2005, the Company terminated $17.9 million of this interest rate swap so that the outstanding notional amount of the swap would match the outstanding principal amount of the 6.45 percent notes due in 2007. The Company paid $0.4 million in cash to terminate this portion of the swap and recorded the amount as an expense in Other Income (Expense) - Net.
In October 2003, the Company entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on the Company’s 7.5 percent notes due in 2008 and the other $50 million swap is on the Company’s 6.45 percent notes due in 2008. In December 2003, the Company entered into another $50 million fixed-to-floating interest rate swap on its 7.5 percent notes due in 2008.
The purpose of entering into these swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $3.3 million at June 30, 2005.
Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, in January 2004, the Company began to enter into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of June 30, 2005, the Company had forward contracts with a notional value of $87.3 million to buy Great Britain Pounds Sterling, forward contracts with a net notional value of $19.8 million to buy Euros, forward contracts with a notional value of $22.7 million to sell Canadian Dollars and forward contracts with a notional value of $6.2 million to buy Singapore Dollars.
Note 17. Contingencies
General
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed when incurred.

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
Environmental liabilities are recorded when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites.
The Company’s Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $85.7 million and $88.5 million at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005 and December 31, 2004, $14.9 million and $16.2 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At June 30, 2005 and December 31, 2004, $30.6 million was associated with ongoing operations and $55.1 million and $58.9 million, respectively, was associated with businesses previously disposed of or discontinued.
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
Liabilities of Divested Businesses
Asbestos
In May 2002, the Company completed the tax free spin-off of its Engineered Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company’s ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.
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
In addition to the Company’s guarantee of the TIDES, at June 30, 2005, the Company had an outstanding contingent liability for guarantees of debt and lease payments of $2.6 million, letters of credit and bank guarantees of $52.7 million and residual value of leases of $51.2 million (see Note 18, “Guarantees”).

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
Tax
In 2000, Coltec, the Company’s former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, the Company was notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund would also bear interest to the date of payment. As of June 30, 2005, the interest amount was approximately $48.9 million before tax, or $31.8 million after tax. The U.S. Court of Federal Claims entered a final judgment in this case on February 15, 2005. During July 2005, the Government filed its brief related to its appeal of the decision with the United States Court of Appeals for the Federal Circuit. If the trial court’s decision is ultimately upheld, the Company will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If the Company receives these amounts, it expects to record net income of approximately $147 million, based on interest through June 30, 2005, and including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. The Company may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.
In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), the Company’s subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. At the time of settlement or final determination by the court, there will be a net cash cost to the Company due at least in part to the reversal of a timing item. The Company believes that its total net cash cost is unlikely to exceed $100 million. The Company is reserved for the estimated liability associated with these cases and as a result, it does not expect a charge to earnings to result from the resolution of these matters. The Company is in advanced stages of discussion with the IRS to settle the Rohr case and to resolve the open issues in the audit periods identified below and anticipates a settlement in late 2005 or early 2006.
The Company is continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. As of June 30, 2005, the Company had recorded tax contingency reserves of approximately $325.3 million.
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
Rohr has been under examination by the State of California for the tax years ending July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board has held that the deductions associated with the leased equipment were non-business deductions. Rohr made a voluntary payment during the quarter ended March 31, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. The remaining tax assessment of approximately $4.6 million continues to be contested by Rohr. The State of California enacted an amnesty provision that imposes a nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. Therefore, the amount of interest on the remaining tax assessment is approximately $27.8 million (including penalty interest of approximately $9.3 million). The Company believes that it is adequately reserved for this contingency. Under California law, Rohr will be required to pay the full amount of tax and interest prior to filing any suit for refund. Rohr expects to make this payment and file suit for a refund in late 2005 or early 2006.
Note 18. Guarantees
The Company extends financial and product performance guarantees to third parties. As of June 30, 2005, the following environmental remediation indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation indemnification (Note 17, “Contingencies”)	No limit	$17.4
Financial Guarantees:
TIDES	$145.0	$—
Debt and lease payments	$2.6	$—
Residual value on leases	$51.2	$—
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

Residual Value on Leases
Residual value on leases relate to corporate aircraft and production equipment leases pursuant to which the Company is obligated to either purchase the leased equipment at the end of the lease term or remarket the leased equipment. The residual values were established at lease inception. The lease terms for the corporate aircraft mature in 2011 and 2012. The lease term for the production equipment has been extended from July 2005 to January 2006.
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
     The changes in the carrying amount of service and product warranties for the six months ended June 30, 2005 are as follows:

(Dollars in millions)
Balance at December 31, 2004	$165.8
Service and product warranty provision	37.4
Return to profit	(5.6)
Payments	(35.8)
Foreign currency translation	(5.5)

Balance at June 30, 2005	$156.3

The current and long-term portions of service and product warranties were as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in millions)
Short-term liabilities	$66.4	$69.0
Long-term liabilities	89.9	96.8

Total	$156.3	$165.8

Note 19. Discontinued Operations
On April 19, 2005, the Company completed the sale of its JcAIR Test Systems business (Test Systems) to Aeroflex Incorporated (Aeroflex) of Plainview, New York, for $35 million in cash, or approximately $28 million after tax. The purchase price is subject to certain post-closing adjustments. The results of operations for the Test Systems business were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Sales	$1.5	$6.0	$8.0	$11.6

Operating income	$0.2	$0.6	$1.3	$0.8
Gain on sale	20.2	—	20.2	—
Income tax expense	(7.1)	(0.2)	(7.5)	(0.2)

Income from discontinued operations	$13.3	$0.4	$14.0	$0.6

Test Systems was previously reported in the Electronic Systems segment. The Company reported an after tax gain on the sale of Test Systems of $13.1 million, or $0.10 per diluted share, for the three months and six months ended June 30, 2005.

Note 20. Subsequent Events
Redemption of Outstanding 6.45% Notes due 2007
On July 28, 2005, the Company called for the redemption of all of its outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $82.1 million. The redemption date for the notes is August 30, 2005. The redemption price for each note is equal to the greater of (1) 100% of the principal amount of such note and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payment of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the related indenture) plus 40 basis points, plus, in each case, accrued and unpaid interest thereon to the redemption date. The Company expects to record expense in the third quarter of 2005 of approximately $6 million for premiums and other costs associated with the redemption, including the gain or loss on an underlying interest rate swap that will be terminated when the redemption price for the notes is determined.

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
For the quarter ended June 30, 2005, we reported net income of $76 million, or $0.61 per diluted share, on sales of $1,353 million. This compares to net income for the quarter ended June 30, 2004 of $39 million, or $0.32 per diluted share, on sales of $1,128 million. The improved results were primarily due to increased sales for commercial aerospace original equipment (OE) and aftermarket products, as well as higher sales volume in all of our other market channels and the favorable impact of our enterprise initiatives, such as lean manufacturing and supply chain management. In addition, net income in the quarter ended June 30, 2005 was affected by a number of additional items including those listed below. There were no such items in the quarter ended June 30, 2004.
•	Gain on the sale of our JcAIR Test Systems business (Test Systems) — The sale to Aeroflex Incorporated (Aeroflex) was completed in April 2005 and resulted in an after tax gain of $13.1 million, or $0.10 per diluted share. All prior periods have been reclassified to reflect the business as a discontinued operation.

•	Charges associated with the A380 Actuation program — In the quarter ended June 30, 2005, we recorded a charge of approximately $10 million after tax ($0.08 per diluted share) to reserve for costs associated with the retrofit of actuators on the A380 aircraft.

•	Debt retirement — We recorded a charge of $4 million after tax ($0.03 per diluted share) for premiums and costs associated with the early retirement of $100 million of long-term debt in April 2005.
For the six months ended June 30, 2005, net income was $133 million, or $1.08 per diluted share, on sales of $2,628 million. For the six months ended June 30, 2004, net income was $86 million, or $0.71 per diluted share, on sales of $2,285 million. The increased sales of $343 million were primarily attributable to double-digit percentage sales growth in all of our major market channels consisting of commercial aircraft OE sales, regional, business and general aviation OE sales, commercial aircraft aftermarket sales for these same aircraft and for aircraft heavy maintenance, military and space, and other areas including industrial gas turbine components. In addition to the income from higher sales, net income in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was also affected by a number of additional items including those listed below.
•	Gain on the sale of Test Systems — The sale to Aeroflex was completed in April 2005 and resulted in an after tax gain of $13.1 million, or $0.10 per diluted share. All prior periods have been reclassified to reflect the business as a discontinued operation.

•	Charges associated with the A380 Actuation program — In the six months ended June 30, 2005, we recorded a charge of approximately $10 million after tax ($0.08 per diluted share) to reserve for costs associated with the retrofit of actuators on the A380 aircraft.

•	Effective tax rate — For the six months ended June 30, 2005, our effective tax rate was 32.6 percent, as compared to an effective rate of 31 percent for the six months ended June 30, 2004.

•	Debt retirement — We recorded premiums and other costs of $4 million after tax ($0.03 per diluted share) associated with the early retirement of $100 million of long-term debt in April 2005.

•	Absence of write-off of notes and accounts receivable — During the six months ended June 30, 2004, we wrote off notes and accounts receivable of $5 million after tax ($0.04 per diluted share). There were no similar charges in the six months ended June 30, 2005.

•	Cumulative Effect of Change in Accounting — Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain) that was recorded as a Cumulative Effect of Change in Accounting in the six months ended June 30, 2004. There were no similar changes in the six months ended June 30, 2005.
Net cash provided by operating activities decreased $19.4 million from $126.8 million during the six months ended June 30, 2004 to $107.4 million during the six months ended June 30, 2005. The decrease in net cash from operations was primarily due to higher working capital requirements to support the increase in sales and production rates for large commercial aircraft, offset partially by higher income. Net cash provided by operating activities in the six months ended June 30, 2005 also included an increase in the accounts receivable sold under our securitization program of $28.8 million and worldwide pension contributions of $6.9 million. Net cash provided by operating activities in the six months ended June 30, 2004 included cash received from the termination of certain life insurance policies of $23.4 million and prepayment of a receivable from Northrop Grumman of $10 million, offset in part by the acquisition of certain aftermarket rights of $15 million and worldwide pension contributions of $41.2 million.
Net cash used by investing activities was $70.4 million in the six months ended June 30, 2005 and $51.6 million in the six months ended June 30, 2004. Net cash used by investing activities for the six months ended June 30, 2005 included capital expenditures of $66.4 million and an acquisition of the minority interest in one of our businesses of $8.8 million. Net cash used by investing activities in the six months ended June 30, 2004 included capital expenditures of $51.3 million.
Net cash used by financing activities was $106.7 million in the six months ended June 30, 2005, compared to $100.9 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, we redeemed $100 million of our 6.45 percent notes due in 2007. Also during the six months ended June 30, 2005, we issued common stock of $51.3 million, primarily due to the exercise of stock options, and paid dividends to shareholders of $47.9 million. During the six months ended June 30, 2004, we repaid the balance of the 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) of $63.5 million and paid dividends to shareholders of $47.2 million. We also issued common stock, primarily due to the exercise of stock options, of $18.3 million in the six months ended June 30, 2004.
Net cash provided by discontinued operations was $27.2 million in the six months ended June 30, 2005 and $3 million in the six months ended June 30, 2004. After tax proceeds from the sale of Test Systems of approximately $28 million were included in the net cash provided by discontinued operations in the six months ended June 30, 2005.
Long-term debt and capital lease obligations, including current maturities of long-term debt and capital lease obligations, at June 30, 2005 were $1,796 million, compared to $1,902 million at December 31, 2004. At June 30, 2005, we had cash and marketable securities of $251 million as compared to $298 million at December 31, 2004.
In May 2005, we replaced our $500 million committed global syndicated revolving credit facility expiring in August 2006 with a new $500 million committed global syndicated revolving credit facility that expires in May 2010. The new facility has similar terms and is with substantially the same group of global banks as the previous facility. The new facility permits borrowing, including letters of credit, up to a maximum of $500 million. At June 30, 2005, there were no borrowings and $20.1 million in letters of credit outstanding under this facility. At June 30, 2005, we had borrowing capacity under this facility of $446.4 million, after reductions for letters of credit outstanding and borrowing limitations from financial covenants. At June 30, 2005, we maintained $75 million of uncommitted domestic money market facilities and $34.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At June 30, 2005, there were no borrowings under these facilities. We maintain a shelf registration that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

We have increased our 2005 outlook from that provided in our Form 10-Q for the quarter ended March 31, 2005. Our full year 2005 outlook for sales has been increased from $5.1 billion — $5.2 billion to $5.2 billion — $5.3 billion, due primarily to expected stronger commercial aftermarket sales growth. The revised outlook represents a sales increase of about 11 to 13 percent from 2004 levels. We also increased our outlook for net income per diluted share from $1.80 — $1.95 to $2.00 — $2.10, reflecting margin expansion associated with the sales growth and an expected effective tax rate in the 32 to 33 percent range compared to 34 percent in our prior outlook. We expect cash flow from operations, minus capital expenditures, to exceed 75 percent of net income from continuing operations in 2005. We now expect 2005 capital expenditures to be in the range of $170 — $190 million, compared to the prior range of $190 — $210 million. Refer to “Outlook” for specific assumptions relating to our current outlook for 2005.
Our business balance across the aerospace and defense markets continues to be an important strategic aspect of our business. We believe that trends in these markets will have an important impact on future sales. Looking at sales by market channel for the six months ended June 30, 2005, military and space sales represented approximately 28 percent of sales, total commercial aircraft OE sales, including regional, business and general aviation OE sales, represented approximately 31 percent of our sales and total commercial aircraft aftermarket sales for these same aircraft and for aircraft heavy maintenance represented approximately 35 percent of sales. Other areas, including industrial gas turbine components, made up the remaining 6 percent. Overall, our aftermarket sales for both commercial aircraft and military and space markets represented approximately 42 percent of total sales.
OUTLOOK
We have increased our 2005 outlook from that provided in our Form 10-Q for the quarter ended March 31, 2005. The full year 2005 outlook for sales has been increased from $5.1 billion — $5.2 billion to $5.2 billion — $5.3 billion, due primarily to expected stronger commercial aftermarket sales growth. The revised outlook represents a sales increase of about 11 to 13 percent from 2004 levels. We also increased our outlook for net income per diluted share from $1.80 — $1.95 to $2.00 — $2.10, reflecting margin expansion associated with the sales growth and an expected effective tax rate in the 32 to 33 percent range compared to 34 percent in our prior outlook. The revised outlook for net income per diluted share, which includes higher expected after tax pension expenses of approximately $6 million ($0.05 per diluted share) and all premiums and costs associated with completed and anticipated early retirement of long-term debt, represents an increase of 40 to 47 percent over 2004 net income per diluted share.
Our revised 2005 outlook is based on the following market assumptions:
•	Deliveries of Airbus and Boeing large commercial aircraft are expected to increase by 10 to 15 percent annually in both 2005 and 2006, based on the announced plans by Airbus and Boeing. Our sales of commercial aircraft OE are now projected to increase by approximately 20 percent in 2005, compared to 2004.

•	Capacity in the global airline system, as measured by available seat miles (ASMs), is expected to continue to grow. Our sales to airlines for large commercial and regional aircraft aftermarket parts and services are now expected to grow approximately 10 percent in 2005, compared to 2004, somewhat above expectations for global ASM increases due to the continuing strong demand for aftermarket components and services.

•	Total regional and business aircraft production is expected to be relatively flat in 2005, compared to 2004, as deliveries of business jets are expected to increase, offsetting the expected decrease in regional aircraft deliveries. Deliveries to Embraer in support of its EMBRAER 190 aircraft, which includes significant Goodrich content, are expected to enable us to increase our OE sales in this market channel for the full year 2005, compared to 2004.

•	Our military sales (OE and aftermarket) are expected to increase 5 to 6 percent in 2005, compared to 2004, representing a growth rate slightly greater than global military budgets.
We expect cash flow from operations, minus capital expenditures, to exceed 75 percent of net income from continuing operations in 2005. We now expect 2005 capital expenditures to be in the range of $170 — $190 million, compared to the prior range of $190 — $210 million.
The current outlook for net income and cash flow from operations for 2005 does not include resolution of the previously disclosed Rohr and Coltec tax litigation or divestitures other than the Test Systems business.

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
Discontinued Operations
On April 19, 2005, we sold Test Systems to Aeroflex for $35 million in cash. The purchase price is subject to certain post-closing adjustments. We reported an after tax gain on the sale of Test Systems of $13.1 million, or $0.10 per diluted share, in the quarter ended June 30, 2005. Prior periods have been reclassified to reflect Test Systems as a discontinued operation.
Quarter Ended June 30, 2005 Compared with Quarter Ended June 30, 2004

	Quarter Ended
	June 30,
	2005	2004
	(Dollars in millions)
Sales	$1,352.7	$1,128.0

Segment Operating Incomemm	$157.3	$125.9
Corporate General and Administrative Costs	(21.2)	(23.4)

Total Operating Income	136.1	102.5
Net Interest Expense	(32.0)	(35.2)
Other Income (Expense) — Net	(14.3)	(11.7)

Income from Continuing Operations Before Income Taxes	89.8	55.6
Income Tax Expense	(27.4)	(17.2)

Income from Continuing Operations	62.4	38.4
Discontinued Operations	13.3	0.4
Cumulative Effect of Change in Accounting	—	—

Net Income	$75.7	$38.8

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs of $21.2 million for the quarter ended June 30, 2005 decreased $2.2 million, or 9.4 percent, from $23.4 million for the quarter ended June 30, 2004 primarily due to lower administrative costs and the absence of a loss on the sale of an administrative building in 2004. Corporate general and administrative costs as a percentage of sales were 1.6 percent in the quarter ended June 30, 2005 and 2.1 percent in the quarter ended June 30, 2004.
Net interest expense of $32 million in the quarter ended June 30, 2005 decreased $3.2 million, or 9.1 percent, from $35.2 million in the quarter ended June 30, 2004 primarily due to lower debt levels.
Other Income (Expense) — Net increased by $2.6 million, or 22.2 percent, to expense of $14.3 million in the quarter ended June 30, 2005 from expense of $11.7 million in the quarter ended June 30, 2004. The increase in expense resulted primarily from the loss on the early retirement of long-term debt of $5.7 million, partially offset by lower expenses related to divested operations of $2.9 million.
Our effective tax rate was 30.5 percent during the quarter ended June 30, 2005 and 30.9 percent during the quarter ended June 30, 2004. The quarter-to-quarter comparison reflects no significant change in the effective tax rate. The decrease in our effective tax rate is primarily attributable to a partial reversal of a valuation allowance previously recorded on certain foreign losses, offset by the U.S. income tax associated with anticipated dividends from certain foreign subsidiaries.

Discontinued operations income increased as a result of the after tax gain on the sale of Test Systems of $13.1 million that was recorded in the quarter ended June 30, 2005. Test Systems generated income of $0.2 million and $0.4 million in the quarters ended June 30, 2005 and 2004, respectively, which was also included in Discontinued Operations.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in millions)
Sales	$2,628.2	$2,284.5

Segment Operating Income	$307.9	$244.1
Corporate General and Administrative Costs	(41.7)	(42.9)

Total Operating Income	266.2	201.2
Net Interest Expense	(65.0)	(71.8)
Other Income (Expense) — Net	(24.4)	(29.7)

Income from Continuing Operations Before Income Taxes	176.8	99.7
Income Tax Expense	(57.6)	(30.9)

Income from Continuing Operations	119.2	68.8
Discontinued Operations	14.0	0.6
Cumulative Effect of Change in Accounting	—	16.2

Net Income	$133.2	$85.6

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs of $41.7 million for the six months ended June 30, 2005 decreased $1.2 million, or 2.8 percent, from $42.9 million for the six months ended June 30, 2004 primarily due to lower administrative costs and the absence of a loss on the sale of an administrative building in 2004, partially offset by higher incentive compensation expense. Corporate general and administrative costs as a percentage of sales were 1.6 percent in the six months ended June 30, 2005 and 1.9 percent in the six months ended June 30, 2004.
Net interest expense of $65 million for the six months ended June 30, 2005 decreased $6.8 million, or 9.5 percent, from $71.8 million in the six months ended June 30, 2004 primarily due to lower debt levels.
Other Income (Expense) — Net decreased by $5.3 million, or 17.9 percent, to expense of $24.4 million in the six months ended June 30, 2005 from expense of $29.7 million in the six months ended June 30, 2004. The decrease in expense resulted primarily from the absence in the six months ended June 30, 2005 of a $7 million impairment of a note receivable that was recorded in the six months ended June 30, 2004 and lower expenses related to divested operations of $4.9 million, partially offset by the loss on the early retirement of long-term debt of $5.7 million
Our effective tax rate was 32.6 percent during the six months ended June 30, 2005 and 31 percent during the six months ended June 30, 2004. The increase in our effective tax rate resulted from U.S. income tax associated with anticipated dividends from certain foreign subsidiaries, growth in before tax book income relative to our significant permanent items, and the phase-in of the American Jobs Creation Act of 2004, which replaces certain export sales deductions with a deduction for income from qualified domestic production activities, offset in part by the partial reversal of a valuation allowance previously recorded against certain foreign losses.
Discontinued operations income increased as a result of the after tax gain on the sale of Test Systems of $13.1 million that was recorded in the six months ended June 30, 2005. Test Systems generated income of $0.9 million and $0.6 million in the six months ended June 30, 2005 and 2004, respectively, which was also included in Discontinued Operations.
As noted above, effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain) that was recorded as a Cumulative Effect of Change in Accounting in the six months ended June 30, 2004.

BUSINESS SEGMENT PERFORMANCE
Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems.
In the following table, segment operating income represents total segment revenue reduced by operating expenses directly identifiable with the applicable business segment.
Quarter Ended June 30, 2005 Compared with the Quarter Ended June 30, 2004

	Quarter Ended June 30,
			%	% of Sales
	2005	2004	Change	2005	2004
	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$464.0	$403.8	14.9
Engine Systems	565.8	449.2	26.0
Electronic Systems	322.9	275.0	17.4

Total Sales	$1,352.7	$1,128.0	19.9

SEGMENT OPERATING INCOME
Airframe Systems	$10.8	$25.3	(57.3)	2.3	6.3
Engine Systems	108.8	69.4	56.8	19.2	15.5
Electronic Systems	37.7	31.2	20.8	11.7	11.3

Segment Operating Income	$157.3	$125.9	24.9	11.6	11.2

Airframe Systems: Airframe Systems segment sales of $464 million in the quarter ended June 30, 2005 increased $60.2 million, or 14.9 percent, from $403.8 million in the quarter ended June 30, 2004. The increase was primarily due to the following:
•	Higher landing gear commercial and regional OE sales volume;

•	Higher large commercial, regional and military aircraft wheel and brake sales volume;

•	Higher actuation systems sales volume;

•	Higher sales of airframe heavy maintenance services; and

•	Favorable currency translation on non-U.S. dollar sales, primarily in the actuation systems and landing gear businesses.
Airframe Systems segment operating income decreased $14.5 million, or 57.3 percent, from $25.3 million in the quarter ended June 30, 2004 to $10.8 million in the quarter ended June 30, 2005. The positive impact of the higher sales volume described above was more than offset by:
•	A $15 million charge for the retrofit of redesigned parts for the A380 actuation system, including reserves for related obsolete inventory, supplier claims and impaired assets; and

•	Higher operating costs in the landing gear and actuation businesses.

Engine Systems: Engine Systems segment sales of $565.8 million in the quarter ended June 30, 2005 increased $116.6 million, or 26 percent, from $449.2 million in the quarter ended June 30, 2004. The increase was due to the following:
•	Higher aerostructures engine OE, U.S. military and commercial spare parts and maintenance, repair and overhaul (MRO) sales volume;

•	Higher sales volume of turbomachinery products for U.S. military and regional aircraft applications and in the power generation market;

•	Higher revenues from military customers for aftermarket support from our customer services business; and

•	Favorable currency translation on non-U.S. dollar sales, primarily in the engine controls business.
Engine Systems segment operating income increased $39.4 million, or 56.8 percent, from $69.4 million in the quarter ended June 30, 2004 to $108.8 million in the quarter ended June 30, 2005. Segment operating income was higher due primarily to:
•	Higher sales volume as described above; and

•	Improved margins due to higher aftermarket sales, primarily for aerostructures products.
The increase in Engine Systems segment operating income was partially offset by a lower net change in the cumulative catch up contract accounting adjustment in our aerostructures business, which was unfavorable to operating income by $6.4 million.
Electronic Systems: Electronic Systems segment sales of $322.9 million in the quarter ended June 30, 2005 increased $47.9 million, or 17.4 percent, from $275 million in the quarter ended June 30, 2004. The increase was primarily due to:
•	Higher sales volume of regional and business jet aircraft OE and aftermarket products for the power systems, de-icing and specialty systems and sensor systems businesses;

•	Higher sales volume of military OE and aftermarket sales in nearly all of the segment’s business units; and

•	Higher sales volume of commercial aircraft OE products for the aircraft interior products, de-icing and specialty systems, and fuel and utility systems businesses.
Electronic Systems segment operating income increased $6.5 million, or 20.8 percent, from $31.2 million in the quarter ended June 30, 2004 to $37.7 million in the quarter ended June 30, 2005. The increased volume from sales described above favorably affected segment operating income.
The increase in segment operating income was partially offset by:
•	Unfavorable sales mix from aftermarket towards proportionately more OE sales in military and commercial markets; and

•	Increased research and development costs for new programs that have already been awarded.

Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

	Six Months Ended June 30,
			%	% of Sales
	2005	2004	Change	2005	2004
	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$906.7	$806.4	12.4
Engine Systems	1,093.9	947.7	15.4
Electronic Systems	627.6	530.4	18.3

Total Sales	$2,628.2	$2,284.5	15.0

SEGMENT OPERATING INCOME
Airframe Systems	$38.6	$46.4	(16.8)	4.3	5.8
Engine Systems	199.3	143.8	38.6	18.2	15.2
Electronic Systems	70.0	53.9	29.9	11.2	10.2

Segment Operating Income	$307.9	$244.1	26.1	11.7	10.7

Airframe Systems: Airframe Systems segment sales of $906.7 million for the six months ended June 30, 2005 increased $100.3 million, or 12.4 percent, from $806.4 million for the six months ended June 30, 2004. The increase was primarily due to:
•	Higher commercial, regional and military aircraft wheel and brake sales volume;

•	Higher sales of airframe heavy maintenance services;

•	Higher landing gear commercial and regional OE sales volume;

•	Higher actuation systems commercial OE sales volume; and

•	Favorable currency translation on non-U.S. dollar sales, primarily in the actuation systems and landing gear businesses.
Airframe Systems segment operating income decreased $7.8 million, or 16.8 percent, from $46.4 million for the six months ended June 30, 2004 to $38.6 million for the six months ended June 30, 2005. The positive impact of the higher sales volume described above was more than offset by the following:
•	A $15 million charge for the retrofit of redesigned parts for the A380 actuation system, including reserves for related obsolete inventory, supplier claims and impaired assets; and

•	Higher operating costs in the landing gear and actuation businesses.
Engine Systems: Engine Systems segment sales of $1,093.9 million in the six months ended June 30, 2005 increased $146.2 million, or 15.4 percent, from $947.7 million in the six months ended June 30, 2004. The increase was due to the following:
•	Higher aerostructures engine OE, U.S. military and commercial spare parts and MRO sales volume;

•	Higher sales volume of turbo-machinery products for U.S. military and regional aircraft applications and industrial gas turbine products;

•	Higher revenues from military and commercial customers for aftermarket support from our customer services business; and

•	Favorable currency translation on non-U.S. dollar sales, primarily in the engine controls business.
The increase in sales was partially offset by lower military sales in our engine controls business.

Engine Systems segment operating income increased $55.5 million, or 38.6 percent, from $143.8 million in the six months ended June 30, 2004 to $199.3 million in the six months ended June 30, 2005. Segment operating income was higher due to:
•	Higher sales volume as described above;

•	Favorable currency translation on non-U.S. dollar costs, primarily in the aerostructures and engine controls businesses; and

•	Improved margins due to higher aftermarket sales, primarily for aerostructures products.
The increase in Engine Systems segment operating income was partially offset by a lower net change in the cumulative catch up contract accounting adjustment in our aerostructures business, which was unfavorable to operating income by $9 million.
Electronic Systems: Electronic Systems segment sales of $627.6 million in the six months ended June 30, 2005 increased $97.2 million, or 18.3 percent, from $530.4 million in the six months ended June 30, 2004. The increase was primarily due to:
•	Higher sales volume of military OE sales, primarily in the optical and space systems, sensor systems and fuel and utility systems businesses;

•	Higher sales volume of regional and business jet aircraft OE and aftermarket products for the power systems, de-icing and specialty systems and sensor systems businesses; and

•	Higher sales volume of commercial OE and aftermarket products in nearly all of the segment’s business units.
Electronic Systems segment operating income increased $16.1 million, or 29.9 percent, from $53.9 million in the six months ended June 30, 2004 to $70 million in the six moths ended June 30, 2005. The increased volume from sales described above favorably affected segment operating income.
The increase in segment operating income was partially offset by:
•	Unfavorable sales mix from aftermarket towards proportionately more OE sales in military and commercial markets; and

•	Increased research and development costs for new programs that have already been awarded.
LIQUIDITY AND CAPITAL RESOURCES
We currently expect to fund expenditures for capital requirements and the anticipated retirement of long-term debt as well as liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and also provide adequate financial flexibility.
Cash
At June 30, 2005, we had cash and cash equivalents of $251.3 million, as compared to $297.9 million at December 31, 2004.
Credit Facilities
In May 2005, we replaced our $500 million committed global syndicated revolving credit facility expiring in August 2006 with a new $500 million committed global syndicated revolving credit facility that expires in May 2010. The new facility has similar terms and is with substantially the same group of global banks as the previous facility. At June 30, 2005 there were no borrowings under the new facility. This facility permits borrowing, including letters of credit, up to a maximum of $500 million. At June 30, 2005, there were no borrowings and $20.1 million in letters of credit outstanding under this facility. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under the old facility.

The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our consolidated net worth and leverage ratio levels. In addition, our ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of June 30, 2005, we had borrowing capacity under this facility of $446.4 million, after reductions for letters of credit outstanding and borrowing limitations from financial covenants.
At June 30, 2005, we maintained $75 million of uncommitted domestic money market facilities and $34.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of June 30, 2005 and December 31, 2004, there were no borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.
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
Long-Term Financing
At June 30, 2005, we had long-term debt and capital lease obligations, including current maturities, of $1,795.6 million with maturities ranging from 2005 to 2046. The earliest maturity of a material long-term debt obligation, other than the notes called for redemption on August 30, 2005, is April 2008. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.
On March 24, 2005, we called for the redemption of $100 million in aggregate principal amount of our 6.45 percent notes due in 2007. The notes were redeemed on April 26, 2005 and we recorded $6.4 million of debt premiums and associated costs in Other Income (Expense) — Net in the quarter ending June 30, 2005. On March 29, 2005, we entered into a $100 million reverse treasury lock to offset changes in the redemption price of the 6.45 percent notes due to movements in treasury rates prior to the redemption date. The reverse treasury lock matured on April 21, 2005 and we received $0.7 million in cash, which was recorded as a gain in Other Income (Expense) — Net in the quarter ending June 30, 2005. On April 4, 2005, we terminated $17.9 million of a $100 million fixed-to-floating interest rate swap on our 6.45 percent notes due in 2007. We paid $0.4 million in cash to terminate this portion of the interest rate swap and the amount was recorded as an expense in Other Income (Expense) — Net in the quarter ending June 30, 2005. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the redemption, of the 6.45 percent notes due in 2007.
On July 28, 2005, we called for the redemption of all of the outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $82.1 million. The redemption date for the notes is August 30, 2005. The redemption price for each note is equal to the greater of (1) 100% of the principal amount of such note and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payment of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the related indenture) plus 40 basis points, plus, in each case, accrued and unpaid interest thereon to the redemption date. We expect to record expense in the third quarter of 2005 of approximately $6 million for premiums and other costs associated with the redemption, including the gain or loss on an underlying interest rate swap that will be terminated when the redemption price for the notes is determined.

Off-Balance Sheet Arrangements
We utilize several forms of off-balance sheet financing arrangements. At June 30, 2005, these arrangements included:

	Undiscounted Minimum
	Future Lease Payments	Receivables Sold
	(Dollars in millions)
Tax Advantaged Operating Leases	$22.1
Standard Operating Leases	143.8

	$165.9

Short-term Receivables Securitization Program		$101.1

Lease Agreements
We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease equipment having a maximum unamortized value of $90 million at June 30, 2005. At June 30, 2005, $22.1 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $143.8 million at June 30, 2005.
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
Sale of Receivables
At June 30, 2005, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $101.1 million at June 30, 2005. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.
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
The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates that impact our non-U.S. Dollar sales and expenses. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our Unaudited Condensed Consolidated Balance Sheet at fair value with the net change in fair value reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The notional value of the forward contracts at June 30, 2005 was $749.2 million. The fair value of the forward contracts at June 30, 2005 was an asset of $38.1 million, of which $37.9 million was recorded in Prepaid Expenses and Other Assets and $6.3 million is recorded in Other Assets, offset by $6.1 million recorded in Accrued Expenses.
The total fair value of the forward contracts of $38.1 million (before deferred taxes of $13.3 million) is recorded in Accumulated Other Comprehensive Income/(Loss) and will be reflected in income as the individual contracts mature, which will offset the earnings effect of the hedged item. As of June 30, 2005, the portion of the $38.1 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $37.9 million.

In March 2005, we called for the redemption of $100 million in aggregate principal amount of our 6.45 percent notes due in 2007 and entered into a $100 million reverse treasury lock to offset changes in the redemption price to movements in treasury rates prior to the redemption date. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), at March 31, 2005, the reverse treasury lock was accounted for as a cash flow hedge and was recorded in our Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The fair value of the reverse treasury lock at March 31, 2005 was an asset of $0.2 million, which was recorded in Prepaid Expenses and Other Assets. The reverse treasury lock matured on April 21, 2005 and we recorded a $0.7 million gain in Other Income (Expense) — Net and eliminated the asset accrued at March 31, 2005. See “Liquidity and Capital Resources-Long-Term Financing.”
Fair Value Hedges
In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2007. In April 2005, we terminated $17.9 million of this interest rate swap so that the outstanding notional amount of the swap would match the outstanding principal amount of the 6.45 percent notes due in 2007. We paid $0.4 million in cash to terminate this portion of the swap and recorded the amount as an expense in Other Income (Expense) — Net. See “Liquidity and Capital Resources-Long-Term Financing.”
In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.5 percent notes due in 2008 and the other $50 million swap is on our 6.45 percent notes due in 2008. In December 2003, we entered into another $50 million fixed-to-floating interest rate swap on our 7.5 percent notes due in 2008.
The purpose of entering into these swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $3.3 million at June 30, 2005.
Other Forward Contracts
As a supplement to our foreign exchange cash flow hedging program, in January 2004 we began to enter into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of June 30, 2005, we had forward contracts with a notional value of $87.3 million to buy Great Britain Pounds Sterling, forward contracts with a net notional value of $19.8 million to buy Euros, forward contracts with a notional value of $22.7 million to sell Canadian Dollars and forward contracts with a notional value of $6.2 million to buy Singapore Dollars.
CASH FLOW
The following table summarizes our cash flow activity for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30,
Net Cash Provided by (Used by):	2005	2004
	(Dollars in millions)
Operating activities	$107.4	$126.8
Investing activities	$(70.4)	$(51.6)
Financing activities	$(106.7)	$(100.9)
Discontinued operations	$27.2	$3.0

Operating Activities
Net cash provided by operating activities decreased $19.4 million from $126.8 million during the six months ended June 30, 2004 to $107.4 million during the six months ended June 30, 2005. The decrease in net cash from operations was primarily due to higher working capital requirements to support the increase in sales and production rates for large commercial aircraft, offset partially by higher income. Net cash provided by operating activities in the six months ended June 30, 2005 also included an increase in the accounts receivable sold under our securitization program of $28.8 million and worldwide pension contributions of $6.9 million. Net cash provided by operating activities in the six months ended June 30, 2004 included cash received from the termination of certain life insurance policies of $23.4 million and prepayment of a receivable from Northrop Grumman of $10 million, offset in part by the acquisition of certain aftermarket rights of $15 million and worldwide pension contributions of $41.2 million.
On July 5, 2005, we contributed $30 million to our U.S. pension plan.
Investing Activities
Net cash used by investing activities was $70.4 million in the six months ended June 30, 2005 and $51.6 million in the six months ended June 30, 2004. Net cash used by investing activities for the six months ended June 30, 2005 included capital expenditures of $66.4 million and an acquisition of the minority interest in one of our businesses of $8.8 million. Net cash used by investing activities in the six months ended June 30, 2004 included capital expenditures of $51.3 million.
Financing Activities
Net cash used by financing activities was $106.7 million in the six months ended June 30, 2005, compared to $100.9 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, we redeemed $100 million of our 6.45 percent notes due in 2007 for approximately $106 million. Also during the six months ended June 30, 2005, we issued common stock of $51.3 million, primarily from the exercise of stock options, and paid dividends to shareholders of $47.9 million. During the six months ended June 30, 2004, we repaid the balance of the QUIPS of $63.5 million and paid dividends to shareholders of $47.2 million. We also issued common stock, primarily from the exercise of stock options, of $18.3 million in the six months ended June 30, 2004.
On July 28, 2005, we called for the redemption of all of our outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $82.1 million. The redemption date for the notes is August 30, 2005.
Discontinued Operations
Net cash provided by discontinued operations was $27.2 million in the six months ended June 30, 2005 and $3 million in the six months ended June 30, 2004. After tax proceeds of approximately $28 million from the sale of Test Systems were included in the net cash provided by discontinued operations in the six months ended June 30, 2005.
CONTINGENCIES
General
There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed when incurred.
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
Our Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $85.7 million and $88.5 million at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005 and December 31, 2004, $14.9 million and $16.2 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At June 30, 2005 and December 31, 2004, $30.6 million was associated with ongoing operations and $55.1 million and $58.9 million, respectively, was associated with businesses previously disposed of or discontinued.
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

Liabilities of Divested Businesses
Asbestos
In May 2002, we completed the tax free spin-off of our Engineered Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.
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
In addition to our guarantee of the TIDES, at June 30, 2005, we had an outstanding contingent liability for guarantees of debt and lease payments of $2.6 million, letters of credit and bank guarantees of $52.7 million and residual value of leases of $51.2 million.
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

Tax
In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, we were notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund would also bear interest to the date of payment. As of June 30, 2005, the interest amount was approximately $48.9 million before tax, or $31.8 million after tax. The U.S. Court of Federal Claims entered a final judgment in this case on February 15, 2005. During July 2005, the Government filed its brief related to its appeal of the decision with the United States Court of Appeals for the Federal Circuit. If the trial court’s decision is ultimately upheld, we will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, we expect to record net income of approximately $147 million, based on interest through June 30, 2005, and including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.
In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. At the time of settlement or final determination by the court, there will be a net cash cost to us due at least in part to the reversal of a timing item. We believe that our total net cash cost is unlikely to exceed $100 million. We are reserved for the estimated liability associated with these cases and as a result, we do not expect a charge to earnings to result from the resolution of these matters. We are in advanced stages of discussion with the IRS to settle the Rohr case and to resolve the open issues in the audit periods identified below and anticipate a settlement in late 2005 or early 2006.
We are continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. As of June 30, 2005, we had recorded tax contingency reserves of approximately $325.3 million.
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
There are numerous tax issues that have been raised during the examination by the IRS, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation and amortization and the proper timing for certain other deductions for income tax purposes.

Rohr has been under examination by the State of California for the tax years ending July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board has held that the deductions associated with the leased equipment were non-business deductions. Rohr made a voluntary payment during the quarter ended March 31, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. The remaining tax assessment of approximately $4.6 million continues to be contested by Rohr. The State of California enacted an amnesty provision that imposes a nondeductible penalty interest equal to 50 percent of the unpaid interest relating to taxable years ended before 2003. Therefore, the amount of interest on the remaining tax assessment is approximately $27.8 million (including penalty interest of approximately $9.3 million). We believe that we are adequately reserved for this contingency. Under California law, Rohr will be required to pay the full amount of tax and interest prior to filing any suit for refund. Rohr expects to make this payment and file suit for a refund in late 2005 or early 2006.
NEW ACCOUNTING STANDARDS
Accounting Changes and Error Corrections
During May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). Under APB Opinion No. 20, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 will apply to all accounting changes made after adoption of the statement, which is required by the fiscal year beginning after December 15, 2005. We plan to adopt SFAS 154 no later than January 1, 2006. We do not expect the adoption of SFAS 154 to have a material impact on our financial condition, results of operations or cash flows.
Inventory Costs
The FASB recently issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. We plan to adopt SFAS 151 no later than that date. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards (IAS) 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to the costs of conversion. This statement will apply to our businesses if they become subject to “abnormal costs” as defined in SFAS 151. We are currently evaluating the impact, if any, that adoption of SFAS 151 will have on our consolidated financial statements.
Share-Based Payment
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. We adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 123(R) requires that we use the valuation technique that best fits the circumstances. We currently use the Black-Scholes formula to estimate the fair value of stock options granted to employees, and are evaluating other valuation techniques. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, which is our current practice As a result, the adoption of SFAS 123(R) will thus, reduce net operating cash flows and increase net financing cash flows in the periods after the effective date. SFAS 123(R) also requires that we estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. Our current policy is to recognize forfeitures as they occur. The effect of these items and other changes required by SFAS 123(R) is currently being evaluated. On April 14, 2005, the SEC announced that registrants that are not small business issuers must adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt SFAS 123(R) on January 1, 2006.
In accordance with SFAS 123(R), the explicit service period for employees that become eligible to retire is considered to be nonsubstantive, which would require compensation cost to be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our current policy is to recognize compensation cost over the explicit service period (i.e., up to the date of actual retirement) as opposed to through the date the employee first becomes eligible to retire. Upon adoption of SFAS 123(R), we will be required to change our policy and to recognize compensation expense for awards granted subsequent to January 1, 2006 over a period ending with the date the employee first becomes eligible for retirement. If we had previously applied the nonsubstantive vesting provisions of SFAS 123(R) when we adopted SFAS 123 on January 1, 2004, recognized compensation cost would have decreased by approximately $1 million for the quarters ended June 30, 2005 and 2004 and increased by approximately $7 million and $6 million for the six months ended June 30, 2005 and 2004, respectively.
On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also requires disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS 123(R). We will incorporate the SAB 107 guidance in conjunction with our adoption of SFAS 123(R) on January 1, 2006.
Accounting for Conditional Asset Retirement Obligations
During March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is an interpretation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The Interpretation clarifies that the term conditional asset retirement obligation refers to the legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event that may or may not be within the control of the entity. Adoption of FIN 47 is required by the fiscal year ending after December 15, 2005. We plan to adopt FIN 47 no later than December 31, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial condition, results of operations or cash flows.
FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2)
On December 21, 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, “Accounting for Income Taxes”, with regard to the tax deduction on qualified production activities provision within H.R. 4520, The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate domestic and international taxation, including repeal of the Extraterritorial Income (ETI) deduction, creation of a new Domestic Production Activities (DPA) deduction and temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions. Under the guidance provided in FSP 109-1 the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on our deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. We do not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on our effective income tax rate in 2005. In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impact of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. Although the deduction is subject to a number of limitations and, as of today, significant uncertainty remains regarding the interpretation of many of the Act’s provisions, we believe that we have the information necessary to make an informed decision on the impact of the Act on our repatriation plans. Based on that decision, we plan to repatriate approximately $100 million in extraordinary dividends, as defined in the Act, during 2005 and accordingly have recorded a tax liability of approximately $5.3 million as of June 30, 2005. In accordance with SFAS 109 and APB 23, we have not provided U.S. deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries of $265.6 that result primarily from the remaining undistributed earnings we intend to reinvest indefinitely. Determination of the liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

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
We have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. We follow the guidelines of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability are known.
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
Income Taxes
In accordance with SFAS 109, APB Opinion No. 28, and FIN No. 18, as of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Further influencing this estimate are evolving interpretations of new and existing tax laws, rulings by taxing authorities and court decisions. Due to the subjectivity and complex nature of these underlying issues, our actual effective tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded.
In accordance with SFAS 5, we record tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of June 30, 2005 and December 31, 2004, we had recorded tax contingency reserves of approximately $325.3 million and $315.8 million, respectively.
In accordance with SFAS 109, deferred tax assets and liabilities are recorded for tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
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
Sales Incentives
We offer sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as Other Assets and amortized as Cost of Sales over the contract period. At June 30, 2005 and December 31, 2004, the carrying amount of sales incentives were $68.3 million and $56.5 million, respectively.
Entry Fees-Investment in Risk and Revenue Sharing Programs
Certain businesses in our Engine Systems Segment make cash payments, referred to as entry fees, to an original equipment manufacturer (OEM) under long-term contractual arrangements related to new engine programs. In return, we receive a controlled access supply contract and a percentage of program revenue generated by the OEM as part of these arrangements. The program revenue generated by the OEM may result from the sale of components produced by us or other program participants by selling OE or aftermarket products (spares).
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

Entry fees are recorded as Other Assets and are amortized on a straight-line basis to Cost of Sales over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. The net carrying amount of entry fees was $110.6 million and $111.3 million at June 30, 2005 and December 31, 2004, respectively. The carrying amount of entry fees is evaluated for impairment at least annually or when other indicators of impairment exist. Impairment is assessed based on the expected undiscounted cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If impairment exists, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the six months ended June 30, 2005 and 2004.
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
Important factors that could cause actual results to differ include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 and A380, the Boeing 787 Dreamliner, the EMBRAER 190, and the Lockheed Martin F-35 Joint Strike Fighter and F-22 Raptor;

•	our ability to extend our contracts with Boeing relating to the 787 Dreamliner beyond the initial contract period;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	the actual amount of future liabilities assumed by us pursuant to the partial settlement with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the possibility of additional contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the resolution of tax litigation involving Coltec Industries Inc and Rohr, Inc.;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2004 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 16, “Derivatives and Hedging Activities” in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities.
At June 30, 2005, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $3.5 million. At June 30, 2005, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $79.7 million. The fair value of these forward contracts was $38.1 million at June 30, 2005. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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
(b) Changes in Internal Controls.
In May 2005, a business in our Electronics Systems segment with annual sales of approximately $200 million implemented a new enterprise resource planning (ERP) system. The business is in the process of resolving certain data migration and system implementation issues and additional mitigating controls have been put in place during the transition to the new system.
There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos” and “Tax” in Note 17, “Contingencies” to the unaudited condensed consolidated financial statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.
(c) The following table summarizes our purchases of our common stock for the quarter ended June 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased	(or Approximate Dollar Value)
	(a) Total Number		as Part of Publicly	of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under the
Period	Purchased (1)	Paid Per Share	Programs (2)	Plans or Programs (2)
April 2005	585	$35.75	N/A	N/A
May 2005	—	—	N/A	N/A
June 2005	5,044	41.29	N/A	N/A

Total	5,629	$39.90	N/A	N/A

(1)	The issuer purchases during the period covered by this report represent shares delivered to us by employees to pay withholding taxes due upon the vesting of restricted stock units and to pay the exercise price of a stock option.

(2)	In connection with the exercise and vesting of stock options, restricted stock awards, restricted stock unit awards and long-term incentive plan awards, we from time to time accept delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options or the vesting of restricted stock awards, restricted stock unit awards or deferred long-term incentive plan awards. We do not otherwise have any plan or program to purchase our common stock.

Item 4. Submission of Matters to a Vote of Security Holders.
The 2005 Annual Meeting of Shareholders was held on April 19, 2005 at 10:00 a.m. Eastern time at our headquarters in Charlotte, North Carolina. As described in our 2005 Proxy Statement, the following actions were taken:
•	The ten nominees for director were elected.

•	The appointment of Ernst & Young LLP as independent auditors for the year 2005 was ratified.

•	The amendment and restatement of the 2001 Stock Option Plan was approved.

•	The amendment and restatement of the Senior Executive Management Incentive Plan was approved.
The votes were as follows:
Election of Directors:

	Number of Shares Voted For	Number of Shares Vote Withheld
Diane C. Creel	103,277,832	4,823,516
George A. Davidson, Jr.	104,526,258	3,575,090
Harris E. DeLoach, Jr.	107,174,725	926,623
James W. Griffith	106,542,780	1,558,568
William R. Holland	105,678,043	2,423,305
Marshall O. Larsen	105,310,876	2,790,472
Douglas E. Olesen	107,162,709	938,639
Alfred M. Rankin, Jr.	105,185,395	2,915,953
James R. Wilson	106,541,607	1,559,741
A. Thomas Young	107,132,205	969,143
Appointment of Independent Auditors:
104,704,472 shares voted for; 3,087,565 shares voted against; and 309,311 shares abstained from voting.
Amendment and Restatement of the 2001 Stock Option Plan:
76,775,354 shares voted for; 20,444,838 shares voted against; and 489,676 shares abstained from voting.
Amendment and Restatement of the Senior Executive Management Incentive Plan:
101,109,470 shares voted for; 6,401,794 shares voted against; and 590,084 shares abstained from voting.
Item 5. Other Information.
Resignation of Principal Financial Officer
On August 3, 2005, Ulrich Schmidt notified us of his resignation from his position as our Executive Vice President and Chief Financial Officer (our principal financial officer), effective August 9, 2005. Mr. Schmidt is retiring from Goodrich effective August 26, 2005 and has accepted a new position as the chief financial officer of Spirit Aerosystems, Inc.
Election of New Principal Financial Officer
On August 8, 2005, our Board of Directors elected Scott E. Kuechle to the position of Senior Vice President and Chief Financial Officer, effective August 9, 2005. Mr. Kuechle, who previously served as our Vice President and Controller (our chief accounting officer), will continue to serve as our Controller until his successor is elected.
Mr. Kuechle, age 45, joined Goodrich in 1983 as a Financial Analyst and since that time has served in a variety of positions, including Director of Planning & Control of a business unit from 1989 to 1994, Director of Finance and Banking from 1994 to 1998 and Vice President and Treasurer from 1998 to 2004. He was elected as Vice President and Controller in September 2004 and served in that position until his election as Senior Vice President and Chief Financial Officer in August 2005. Mr. Kuechle received a B.A. in business administration from the University of Wisconsin, Eau Claire, and an M.S. in industrial administration from Carnegie-Mellon University.
A summary of Mr. Kuechle’s current compensation arrangements is filed as Exhibit 99.1 hereto and incorporated by reference herein. We expect that the Compensation Committee of our Board of Directors will review these arrangements at a future meeting and make changes as appropriate to reflect Mr. Kuechle’s new responsibilities as Senior Vice President and Chief Financial Officer.

Mr. Kuechle had an outstanding full-recourse bank loan in the original principal amount of $200,000 under our Executive Stock Purchase Program, which loan was repaid in full in November 2004. The program, which was suspended effective August 16, 2002, was intended to encourage direct, long-term ownership of Goodrich common stock by our senior executives. We guaranteed Mr. Kuechle’s loan in the event of default, but had recourse to him if we incurred a loss under the guarantee.
Item 6. Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Goodrich Corporation 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.

Exhibit 10.2	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.

Exhibit 10.3	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005, is incorporated herein by reference.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

Exhibit 99.1	Compensation Arrangements for Scott E. Kuechle.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2005	GOODRICH CORPORATION

/s/ ULRICH SCHMIDT

Ulrich Schmidt
Executive Vice President and Chief Financial Officer

/s/ SCOTT E. KUECHLE

Scott E. Kuechle
Vice President & Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Goodrich Corporation 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.

Exhibit 10.2	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.

Exhibit 10.3	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005, is incorporated herein by reference.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

Exhibit 99.1	Compensation Arrangements for Scott E. Kuechle.