Form 10-Q/A
period 2005-06-30
GOODRICH CORP
filed 2005-08-09
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
Registrant’s telephone number, including area code: (704) 423-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of June 30, 2005, there were 121,563,956 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A is being filed with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission (“SEC”) on August 8, 2005 (the “Form 10-Q”). The Form 10-Q, as amended hereby, continues to speak as of the date of the original Form 10-Q and other disclosures have not been updated to speak to any later date.
This amendment is being filed to correct an error in the last paragraph of the cover page of the Form 10-Q with respect to the number of shares of common stock outstanding as of June 30, 2005 and to refile Exhibits 31 and 32 previously filed with the Form 10-Q.

TABLE OF CONTENTS

PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
EX-31
EX-32

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Goodrich Corporation 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.

Exhibit 10.2	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.

Exhibit 10.3	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005, is incorporated herein by reference.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

Exhibit 99.1	Compensation Arrangements for Scott E. Kuechle.*

*Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2005	GOODRICH CORPORATION

/s/ SCOTT E. KUECHLE

Scott E. Kuechle
Senior Vice President and Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Goodrich Corporation 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.

Exhibit 10.2	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.

Exhibit 10.3	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005, is incorporated herein by reference.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

Exhibit 99.1	Compensation Arrangements for Scott E. Kuechle.*

*Previously filed.