Form 10-Q
period 2005-09-30
GOODRICH CORP
filed 2005-11-03
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005
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
Registrant’s telephone number, including area code: (704) 423-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2005, there were 122,915,661 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of September 30, 2005, and the related condensed consolidated statement of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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

/s/Ernst & Young LLP
Charlotte, North Carolina
October 31, 2005

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions,		(Dollars in millions,
	except per share amounts)		except per share amounts)
Sales	$1,370.5	$1,161.5	$3,998.7	$3,446.0
Operating costs and expenses:
Cost of sales	1,009.9	852.9	2,930.1	2,543.7
Selling and administrative costs	225.2	200.6	667.0	593.1

	1,235.1	1,053.5	3,597.1	3,136.8

Operating Income	135.4	108.0	401.6	309.2
Interest expense	(32.3)	(35.7)	(99.2)	(108.8)
Interest income	1.2	1.0	3.1	2.3
Other income (expense) — net	(11.6)	(10.9)	(36.0)	(40.6)

Income from continuing operations before income taxes	92.7	62.4	269.5	162.1
Income tax expense	(32.1)	(12.5)	(89.7)	(43.4)

Income From Continuing Operations	60.6	49.9	179.8	118.7
Income from discontinued operations — net of income taxes	0.2	—	14.2	0.6
Cumulative effect of change in accounting	—	—	—	16.2

Net Income	$60.8	$49.9	$194.0	$135.5

Basic Earnings Per Share:
Continuing operations	$0.50	$0.42	$1.49	$1.00
Discontinued operations	—	—	0.11	0.01
Cumulative effect of change in accounting	—	—	—	0.13

Net Income	$0.50	$0.42	$1.60	$1.14

Diluted Earnings Per Share:
Continuing operations	$0.49	$0.41	$1.46	$0.99
Discontinued operations	—	—	0.11	0.01
Cumulative effect of change in accounting	—	—	—	0.13

Net Income	$0.49	$0.41	$1.57	$1.13

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2005	2004
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$244.0	$297.9
Accounts and notes receivable, less allowances for doubtful receivables ($21.4 at September 30, 2005 and $19.5 at December 31, 2004)	773.6	649.3
Inventories — net	1,293.4	1,163.5
Deferred income taxes	119.7	118.9
Prepaid expenses and other assets	59.2	118.8
Assets of discontinued operations	—	17.8

Total Current Assets	2,489.9	2,366.2

Property, plant and equipment — net	1,123.6	1,164.1
Prepaid pension	256.4	275.5
Goodwill	1,280.7	1,258.5
Identifiable intangible assets — net	458.1	507.0
Deferred income taxes	44.6	44.7
Other assets	583.6	601.5

Total Assets	$6,236.9	$6,217.5

Current Liabilities
Short-term debt	$—	$1.0
Accounts payable	509.9	509.5
Accrued expenses	735.9	731.9
Income taxes payable	350.2	294.4
Deferred income taxes	22.0	22.0
Current maturities of long-term debt and capital lease obligations	1.5	2.4
Liabilities of discontinued operations	—	4.0

Total Current Liabilities	1,619.5	1,565.2

Long-term debt and capital lease obligations	1,709.1	1,899.4
Pension obligations	773.9	761.7
Postretirement benefits other than pensions	302.5	302.7
Deferred income taxes	3.9	33.7
Other non-current liabilities	336.3	311.9
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value — Authorized 200,000,000 shares; issued 136,530,818 shares at September 30, 2005 and 132,709,310 shares at December 31, 2004 (excluding 14,000,000 shares held by a wholly owned subsidiary)	682.7	663.5
Additional paid-in capital	1,191.9	1,077.9
Income retained in the business	240.5	119.5
Accumulated other comprehensive loss	(207.1)	(103.7)
Common stock held in treasury, at cost (13,615,157 shares at September 30, 2005 and 13,566,071 shares at December 31, 2004)	(416.3)	(414.3)

Total Shareholders’ Equity	1,491.7	1,342.9

Total Liabilities And Shareholders’ Equity	$6,236.9	$6,217.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in millions)
Operating Activities
Income from continuing operations	$179.8	$118.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Restructuring and consolidation:
Expenses	7.4	8.5
Payments	(9.5)	(22.6)
Asset impairments	—	0.2
Depreciation and amortization	169.9	164.1
Stock-based compensation expense	16.1	13.8
Loss on extinguishment of debt	9.6	3.1
Deferred income taxes	(34.8)	(31.0)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(165.1)	(74.6)
Change in receivables sold, net	18.8	—
Inventories	(147.0)	(106.6)
Other current assets	54.9	(2.1)
Accounts payable	14.9	13.3
Accrued expenses	19.9	109.8
Income taxes payable	78.9	41.0
Tax benefit on non-qualified options	14.3	2.9
Other non-current assets and liabilities	(32.8)	(2.0)

Net Cash Provided By Operating Activities	195.3	236.5

Investing Activities
Purchases of property, plant and equipment	(103.4)	(82.2)
Proceeds from sale of property, plant and equipment	10.4	9.7
Payments made in connection with acquisitions, net of cash acquired	(9.3)	(0.5)

Net Cash Used By Investing Activities	(102.3)	(73.0)

Financing Activities
Decrease in short-term debt, net	(1.0)	(2.8)
Repayment of long-term debt and capital lease obligations	(191.8)	(149.2)
Proceeds from issuance of common stock	101.2	23.0
Purchases of treasury stock	(1.1)	(0.2)
Dividends	(72.2)	(70.9)
Distributions to minority interest holders	(2.4)	—

Net Cash Used By Financing Activities	(167.3)	(200.1)

Discontinued Operations
Net cash provided by discontinued operations	26.0	3.2
Effect of exchange rate changes on cash and cash equivalents	(5.6)	0.5

Net decrease in cash and cash equivalents	(53.9)	(32.9)
Cash and cash equivalents at beginning of year	297.9	378.4

Cash and cash equivalents at end of period	$244.0	$345.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
Note 2. New Accounting Standards
Accounting Changes and Error Corrections
During May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). Under APB Opinion No. 20, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. SFAS 154 will apply to all accounting changes made after adoption of the statement, which is required by the fiscal year beginning after December 15, 2005. The Company plans to adopt SFAS 154 no later than January 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial condition, results of operations or cash flows.

Inventory Costs
The FASB recently issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. The Company plans to adopt SFAS 151 no later than that date. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards (IAS) 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement will apply to the Company’s businesses if they become subject to “abnormal costs” as defined in SFAS 151. The Company does not expect the adoption of SFAS 151 to have a material impact on its financial condition, results of operations or cash flows.
Share-Based Payments
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. The Company adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 123(R) requires that the Company use the valuation technique that best fits the circumstances. The Company currently uses the Black-Scholes formula to estimate the fair value of stock options granted to employees, and is evaluating other valuation techniques. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, which is the Company’s current practice. As a result, the adoption of SFAS 123(R) will reduce net operating cash flows and increase net financing cash flows in the periods after the effective date. SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. The Company’s current policy is to recognize forfeitures as they occur.

On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) announced that registrants that are not small business issuers must adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123(R) on January 1, 2006.
In accordance with SFAS 123(R), the explicit service period for employees that are eligible to retire or become eligible to retire is considered to be nonsubstantive, which would require compensation cost to be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s current policy is to recognize compensation cost over the explicit service period (i.e., up to the date of actual retirement) as opposed to through the date the employee first becomes eligible to retire. Upon adoption of SFAS 123(R), the Company will be required to change its policy and to recognize compensation expense for awards granted subsequent to January 1, 2006 over a period ending with the date the employee first becomes eligible for retirement. If the Company had previously applied the nonsubstantive vesting provisions of SFAS 123(R) when it adopted SFAS 123 on January 1, 2004, recognized compensation cost would have decreased by approximately $2 million and $1 million for the three months ended September 30, 2005 and 2004, respectively and increased by approximately $5 million for the nine months ended September 30, 2005 and 2004.
Based upon current assumptions regarding nonsubstantive vesting and grants of stock-based compensation in 2006, recognized compensation cost is expected to increase by approximately $9 million for the year ending December 31, 2006 as a result of adopting SFAS 123(R).
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

Accounting for Purchased or Acquired Leasehold Improvements
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. The guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company does not expect the adoption of EITF 05-6 to have a material impact on its financial condition, results of operations or its cash flows.
FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2)
On December 21, 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, “Accounting for Income Taxes”, with regard to the tax deduction on qualified production activities provision within The American Jobs Creation Act of 2004 (the Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate domestic and international taxation, including repeal of the Extraterritorial Income (ETI) deduction, creation of a new Domestic Production Activities (DPA) deduction and temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods related to its provisions.
Under the guidance provided in FSP 109-1, the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s income tax return. The Company continues to expect that the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction will not result in a material impact on its effective income tax rate in 2005.
In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not have been in a position to assess the impact of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. Although the deduction is subject to a number of limitations and uncertainty remains regarding the interpretation of many of the Act’s provisions, the Company believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, the Company plans to repatriate approximately $122 million in extraordinary dividends, as defined in the Act, during 2005 and accordingly has recorded a tax liability of approximately $5.9 million as of September 30, 2005. In accordance with SFAS 109 and APB 23, the Company has not provided U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $259.6 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Note 3. Restructuring and Consolidation Costs
The Company incurred restructuring and consolidation costs and activity related to two types of restructuring and consolidation programs: (1) the Company’s employee termination and facility closure programs other than the opening balance sheet restructuring and consolidation programs related to the October 2002 acquisition of Aeronautical Systems (Aeronautical Systems business restructuring programs); and (2) the Aeronautical Systems business restructuring programs.
Information regarding each type of restructuring program is disclosed separately in the following sections.
Restructuring and Consolidation Costs Excluding Aeronautical Systems Business Restructuring Programs
During the nine months ended September 30, 2005, the Company recorded net after tax restructuring and related charges totaling $7.4 million for new and ongoing restructuring actions. The charges included $5.1 million in cost of sales and $2.3 million in selling and administrative expenses. These charges primarily relate to actions initiated during 2004 to close two facilities and a downsizing of a foreign facility initiated in 2005. During the nine months ended September 30, 2004, the Company recorded net before tax restructuring and related charges totaling $8.7 million of which $5.6 million was included in cost of sales and $3.1 million was included in selling and administrative expenses. During the three months ended September 30, 2005, the Company recorded net before tax restructuring and related charges totaling $3.7 million for new and ongoing restructuring actions. The charges included $1.8 million in cost of sales and $1.9 million in selling and administrative expenses. During the three months ended September 30, 2004, the Company recorded net before tax restructuring and related charges totaling $3.8 million for new and ongoing restructuring actions. The charges included $2.8 million in cost of sales and $1 million in selling and administrative expenses.

Restructuring and consolidation reserves, by segment, at December 31, 2004 and September 30, 2005, and the activity during the nine months ended September 30, 2005, consisted of:

	Personnel-	Facility
	Related	Closure
	Costs	Costs	Total
	(Dollars in millions)
Airframe Systems
Reserve balance — December 31, 2004	$0.6	$0.2	$0.8
Restructuring charges	4.8	0.4	5.2
Used as Intended	(4.1)	(0.4)	(4.5)
Return to Profit	—	(0.1)	(0.1)

Reserve balance at September 30, 2005	$1.3	$0.1	$1.4

Engine Systems
Reserve balance — December 31, 2004	$0.2	$0.8	$1.0
Restructuring charges	0.5	0.6	1.1
Used as Intended	(0.4)	(1.1)	(1.5)
Return to Profit	—	—	—

Reserve balance at September 30, 2005	$0.3	$0.3	$0.6

Electronic Systems
Reserve balance — December 31, 2004	$—	$1.6	$1.6
Restructuring charges	0.5	0.9	1.4
Used as Intended	(0.5)	(1.7)	(2.2)
Return to Profit	—	(0.2)	(0.2)

Reserve balance at September 30, 2005	$—	$0.6	$0.6

Total
Reserve balance — December 31, 2004	$0.8	$2.6	$3.4
Restructuring charges	5.8	1.9	7.7
Used as Intended	(5.0)	(3.2)	(8.2)
Return to Profit	—	(0.3)	(0.3)

Reserve balance at September 30, 2005	$1.6	$1.0	$2.6

Future Restructuring and Consolidation Costs for Programs Announced and Initiated
The Company expects to incur additional expenses of approximately $1.9 million for restructuring programs announced and initiated. The Company expects to incur most of these restructuring charges during the three months ended December 31, 2005. Additional expected costs by segment and type are as follows:

		Facility
	Personnel-	Closure
	Related Costs	Costs	Total
	(Dollars in millions)
Airframe Systems	$0.6	$—	$0.6
Engine Systems	0.7	—	0.7
Electronic Systems	0.3	0.3	0.6

Total	$1.6	$0.3	$1.9

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
Restructuring and consolidation reserves at December 31, 2004 and September 30, 2005, by segment, as well as the activity during the nine months ended September 30, 2005 consisted of:

	Personnel-		Foreign
	Related		Currency
	Costs	Facility	Translation	Total
		(Dollars in millions)
Airframe Systems
Reserve balance at December 31, 2004	$0.3	$—	$—	$0.3
Used as Intended	—	—	—	—
Foreign Currency Translation	—	—	—	—

Reserve balance at September 30, 2005	$0.3	$—	$—	$0.3

Engine Systems
Reserve balance at December 31, 2004	$3.5	$—	$—	$3.5
Used as Intended	(2.0)	—	—	(2.0)
Foreign Currency Translation	—	—	(0.3)	(0.3)

Reserve balance at September 30, 2005	$1.5	$—	$(0.3)	$1.2

Electronic Systems
Reserve balance at December 31, 2004	$0.1	$0.8	$—	$0.9
Used as Intended	(0.1)	(0.7)	—	(0.8)
Foreign Currency Translation	—	—	—	—

Reserve balance at September 30, 2005	$—	$0.1	$—	$0.1

Total
Reserve balance at December 31, 2004	$3.9	$0.8	$—	$4.7
Used as Intended	(2.1)	(0.7)	—	(2.8)
Foreign Currency Translation	—	—	(0.3)	(0.3)

Reserve balance at September 30, 2005	$1.8	$0.1	$(0.3)	$1.6

The $2.1 million of “used as intended” for personnel-related costs related to retirement benefits for previous employee terminations at two foreign operations and a domestic operation. The $0.7 million of “used as intended” for facility-related costs related to the closure of a domestic facility. The remaining reserves will be used for costs to complete the closure of a redundant facility and return it to its original condition and personnel-related costs at three foreign operations.

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Retiree health care expenses related to divested businesses	$(4.1)	$(4.8)	$(12.6)	$(14.2)
Debt redemption premiums and related expenses	(5.6)	(3.1)	(11.6)	(3.5)
Expenses related to divested businesses	(2.3)	(2.4)	(3.8)	(8.8)
Minority interest and equity in affiliated companies	(0.1)	(2.0)	(6.8)	(7.3)
Impairment of a note receivable	—	—	—	(7.0)
Other — net	0.5	1.4	(1.2)	0.2

Other income (expense) — net	$(11.6)	$(10.9)	$(36.0)	$(40.6)

Note 5. Asset Impairments
As shown in Note 4, “Other Income (Expense) — Net,” the Company recorded a non-cash $7 million before tax asset impairment charge to Other Income (Expense) — Net during the nine months ended September 30, 2004 which resulted from the write-off due to insufficient collateral value of a note receivable arising out of the divestiture of a business.
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
Note 7. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$60.6	$49.9	$179.8	$118.7

Denominator:
Denominator for basic earnings per share — weighted- average shares	122.4	118.8	121.1	118.5
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	2.6	1.7	2.4	1.6
Other deferred compensation shares	0.1	0.1	0.1	0.1

	2.7	1.8	2.5	1.7

Denominator for diluted earnings per share — adjusted weighted- average shares and assumed conversion	125.1	120.6	123.6	120.2

Per share income from continuing operations:
Basic	$0.50	$0.42	$1.49	$1.00

Diluted	$0.49	$0.41	$1.46	$0.99

At September 30, 2005 and 2004, the Company had outstanding approximately 7.2 million and 10.3 million stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 7.2 million and 10.3 million stock options outstanding, 13 thousand and 4.5 million were anti-dilutive stock options excluded from the diluted earnings per share calculation at September 30, 2005 and 2004, respectively.
During the nine months ended September 30, 2005 and 2004, the Company issued approximately 3.8 million and 1.2 million, respectively, of shares of common stock pursuant to stock option exercises and other stock-based compensation.
Note 8. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$206.1	$185.3
In process	883.8	773.7
Raw materials and supplies	298.2	290.7

Total	1,388.1	1,249.7
Less:
Reserve to reduce certain inventories to LIFO basis	(40.6)	(40.3)
Progress payments and advances	(54.1)	(45.9)

Total	$1,293.4	$1,163.5

The pre-production and excess-over-average in-process inventory balance and deferred engineering costs recoverable under long-term contractual arrangements, which are included in in-process inventory, were $270.6 million and $239.8 million as of September 30, 2005 and December 31, 2004, respectively.

Note 9. Goodwill
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2005 are as follows:

		Business
	Balance	Combinations		Foreign	Balance
	December 31,	Completed or		Currency	September 30,
	2004	Finalized		Translation	2005
		(Dollars in millions)
Airframe Systems	$260.2	$—		$(16.2)	$244.0
Engine Systems	509.4	—		(19.9)	489.5
Electronic Systems	488.9	8.8	(a)	49.5 (b)	547.2

	$1,258.5	$8.8		$13.4	$1,280.7

(a)	During the nine months ended September 30, 2005, the Company completed its acquisition of the remaining five percent interest in Goodrich Hella Aerospace Lighting Systems Holding GmbH from Hella Hueck & Co. KG. At the time of the transaction, the Company increased Goodwill by $8.8 million.

(b)	Included in the $49.5 million of foreign currency translation was an adjustment related to the foreign currency translation of certain goodwill amounts that resulted in a $27.3 million increase in Goodwill and Accumulated Other Comprehensive Income/(Loss).
Note 10. Financing Arrangements
Credit Facilities
In May 2005, the Company replaced its $500 million committed global syndicated revolving credit facility expiring in August 2006 with a new $500 million committed global syndicated revolving credit facility that expires in May 2010. The new facility has similar terms and is with substantially the same group of global banks as the previous facility. Borrowings under this facility bear interest, at the Company’s option, at rates tied to the agent bank’s prime rate or for U.S. Dollar or Great Britain Pounds Sterling borrowings, the London interbank offered rate and for Euro Dollar borrowings, the EURIBO rate. The Company is required to pay a facility fee of 15 basis points per annum on the total $500 million committed line. Further, if the amount outstanding exceeds 50 percent of the total commitment, a usage fee of 12.5 basis points per annum on the amount outstanding is payable by the Company. These fees and the interest rate margin on outstanding revolver borrowings are subject to change as the Company’s credit ratings change. At September 30, 2005, there were no borrowings and $20 million in letters of credit outstanding under the new facility. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under the old facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its consolidated net worth and leverage ratio levels. In addition, the Company’s ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of September 30, 2005, the Company had borrowing capacity under this facility of $480 million, after reductions for letters of credit outstanding.
At September 30, 2005, the Company also maintained $75 million of uncommitted domestic money market facilities and $39.3 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At September 30, 2005 and December 31, 2004, there were no borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.
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
The Company has an outstanding contingent liability for guaranteed debt and lease payments of $2.5 million, outstanding Coltec Capital Trust 5 1/4 % convertible trust preferred securities (TIDES) of $150 million, which includes $5 million of TIDES beneficially owned by Coltec Industries Inc (Coltec), and letters of credit and bank guarantees of $51.3 million. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.
The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $681.8 million of income retained in the business and additional capital was free from such limitations at September 30, 2005.
Long-Term Debt
On April 26, 2005, the Company redeemed $100 million in aggregate principal amount of its 6.45 percent notes due in 2007. The Company recorded $6.4 million of debt premiums and associated costs in Other Income (Expense) — Net in the three months ended June 30, 2005. The redemption price per $1,000 principal amount of notes was $1,058.25 plus accrued and unpaid interest to the redemption date. On March 29, 2005, the Company entered into a $100 million reverse treasury lock to offset changes in the redemption price of the 6.45 percent notes due to movements in treasury rates prior to the redemption date. The reverse treasury lock matured on April 21, 2005 and the Company recorded a $0.7 million gain in Other Income (Expense) — Net in the three months ended June 30, 2005. Additionally, the Company paid $0.3 million to terminate the portion of a fixed-to-floating interest rate swap relating to these notes (see Note 16, “Derivative and Hedging Activities”).

On August 30, 2005, the Company redeemed all remaining outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $82.1 million. The Company recorded $3.9 million of debt premiums and associated costs in Other Income (Expense) – Net in the three months ended September 30, 2005. The redemption price per $1,000 principal amount of notes was $1,044.27 plus accrued and unpaid interest to the redemption date. Additionally, the Company paid $1.7 million to terminate the portion of a fixed-to-floating interest rate swap relating to these notes (see Note 16, “Derivative and Hedging Activities”).
Note 11. Off Balance Sheet Arrangements
Lease Commitments
The Company finances its use of certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease equipment having a maximum unamortized value of $90 million at September 30, 2005. At September 30, 2005, $21.2 million of future minimum lease payments were outstanding under these arrangements. Additionally, the Company has residual value guarantees under these arrangements of $50.6 million (see Note 18). The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $142.8 million at September 30, 2005.
Sale of Receivables
At September 30, 2005, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $91.1 million at September 30, 2005. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers.

Note 12. Pensions and Postretirement Benefits
Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months and nine months ended September 30, 2005 and 2004. The net periodic benefit costs (income) for former employees of discontinued operations are included in the amounts below.

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
			(Dollars in millions)
Service cost	$11.9	$9.6	$5.9	$4.9	$0.8	$0.6
Interest cost	37.0	37.1	7.3	6.3	1.2	1.0
Expected rate of return on plan assets	(42.7)	(40.6)	(10.3)	(9.5)	(1.1)	(1.0)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	2.2	2.5	—	—	—	—
Amortization of actuarial (gain) loss	12.1	11.7	0.1	—	0.1	0.2

Periodic benefit cost (income)	20.5	20.3	3.0	1.7	1.0	0.8
Settlements and curtailments (gain) loss	—	—	—	—	—	0.1
Special termination benefit charge (credit)	—	—	1.3	—	—	—

Net benefit cost (income)	$20.5	$20.3	$4.3	$1.7	$1.0	$0.9

					Other Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Service cost	$35.8	$28.9	$18.2	$14.9	$2.3	$1.8
Interest cost	111.1	111.1	22.8	18.9	3.4	2.9
Expected rate of return on plan assets	(128.3)	(121.9)	(31.9)	(28.6)	(3.1)	(2.7)
Amortization of prior service cost	6.6	7.3	—	—	—	—
Amortization of actuarial (gain) loss	36.3	33.4	—	—	0.4	0.2

Periodic benefit cost (income)	61.5	58.8	9.1	5.2	3.0	2.2
Settlements and curtailments (gain) loss	—	—	—	—	—	0.1
Special termination benefit charge (credit)	—	—	1.3	—	—	—

Net benefit cost (income)	$61.5	$58.8	$10.4	$5.2	$3.0	$2.3

The special termination benefit charge of $1.3 million in the three and nine months ended September 30, 2005 in the U.K. Plans relates to early retirement benefits received by certain employees as a result of a reduction in force.

The following table provides the weighted average assumptions used to determine the net periodic benefit costs (income).

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three and Nine Months Ended		Three and Nine Months Ended		Three and Nine Months Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
Discount rate	5.875%	6.25%	5.50%	5.75%	5.75%	6.25%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.63%	3.63%	3.50%	3.25%	3.50%	3.25%
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months and nine months ended September 30, 2005 and 2004. The net periodic benefit costs (income) for former employees of discontinued operations are included in the amounts below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Service cost	$0.4	$0.3	$1.2	$1.0
Interest cost	5.7	6.3	17.0	18.8
Amortization of prior service cost	—	(0.1)	(0.1)	(0.1)
Amortization of actuarial (gain) loss	0.3	0.5	1.1	1.4

Periodic benefit cost (income)	6.4	7.0	19.2	21.1

Settlements and curtailments (gain) loss	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—

Net benefit cost (income)	$6.4	$7.0	$19.2	$21.1

The following table provides the assumptions used to determine the net periodic benefit costs (income).

	Three and Nine Months Ended
	September 30,
	2005	2004
Discount rate	5.875%	6.25%
Healthcare trend rate	9% in 2005 to 5% in 2008	10% in 2004 to 5% in 2008

Note 13. Comprehensive Income/(Loss)
Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Comprehensive Income/(Loss)
Net income	$60.8	$49.9	$194.0	$135.5
Other comprehensive income/(loss):
Unrealized foreign currency translation gains (losses) during period	(9.2)	7.9	(56.5)	11.5
Gains (losses) on cash flow hedges	—	(2.8)	(46.9)	(13.9)
Gains (losses) on certain investments	—	—	—	(0.1)

Total	$51.6	$55.0	$90.6	$133.0

Accumulated other comprehensive income/(loss) consisted of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in millions)
Accumulated Other Comprehensive Income/(Loss)
Cumulative unrealized foreign currency translation gains (losses)	$156.2	$212.7
Minimum pension liability adjustments	(388.1)	(388.1)
Accumulated gains (losses) on cash flow hedges	24.8	71.7

Total	$(207.1)	$(103.7)

The minimum pension liability amounts above are net of deferred taxes of $209 million at September 30, 2005 and December 31, 2004. The accumulated gain on cash flow hedges above is net of deferred taxes of $13.4 million and $38.6 million at September 30, 2005 and December 31, 2004, respectively. No income taxes are provided on foreign currency translation losses as foreign earnings are considered permanently invested.
Note 14. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2005 was 34.6 percent. The effective tax rate varies from the statutory rate of 35 percent primarily due to tax benefits from export sales and domestic production activities which reduced the effective rate by approximately 6 percent, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, including the impact of tax holidays, which reduced the effective rate by approximately 2 percent, adjustments to valuation allowances associated with certain deferred tax assets in foreign jurisdictions which increased the effective tax rate by approximately 5 percent and adjustments to tax contingencies, including interest thereon, net of tax, which increased the effective rate by approximately 3 percent.

The Company’s effective tax rate for the nine months ended September 30, 2005 was 33.3 percent. The effective tax rate varies from the statutory rate of 35 percent primarily due to tax benefits from export sales and domestic production activities which reduced the effective rate by approximately 6 percent, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, including the impact of tax holidays, which reduced the effective rate by approximately 3 percent, adjustments to tax contingencies, including interest thereon, net of tax, which increased the effective rate by approximately 4 percent, adjustments to valuation allowances associated with certain deferred tax assets in foreign jurisdictions, which increased the effective tax rate by 1 percent, and tax on the anticipated repatriation of foreign undistributed earnings under the American Jobs Creation Act which increased the effective tax rate by approximately 2 percent.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company records tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of December 31, 2004, the Company had tax contingency reserves of approximately $315.8 million. During the nine months ended September 30, 2005, the Company recorded a provision of $13.4 million, made payments of $11.2 million (net of federal tax benefit), and had other miscellaneous adjustments of ($0.7) million. As of September 30, 2005, the Company had recorded tax contingency reserves of approximately $317.3 million. The contingencies that comprise the reserves are more fully described in Note 17, “Contingencies.”
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Act provides for a two-year phase-out of the existing Extraterritorial Income (ETI) deduction for export sales that was ruled by the World Trade Organization to be inconsistent with international trade protocols. Under the guidance provided in FASB Staff Position No. FAS 109-1, “Application of SFAS 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.
The Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and uncertainty remains regarding the interpretation of many of the Act’s provisions, the Company believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, the Company plans to repatriate approximately $122 million in extraordinary dividends, as defined in the Act, during 2005 and accordingly, has recorded a tax liability of approximately $5.9 million as of September 30, 2005. In accordance with SFAS 109 and APB 23, the Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $259.6 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Net customer sales:
Airframe Systems	$475.2	$399.5	$1,381.9	$1,205.9
Engine Systems	567.3	474.5	1,661.2	1,422.2
Electronic Systems	328.0	287.5	955.6	817.9

	$1,370.5	$1,161.5	$3,998.7	$3,446.0

Intersegment sales:
Airframe Systems	$14.3	$11.4	$40.2	$39.3
Engine Systems	5.2	5.3	21.6	15.1
Electronic Systems	8.8	8.7	25.8	24.6

Total intersegment sales	$28.3	$25.4	$87.6	$79.0

Segment operating income:
Airframe Systems	$16.1	$27.6	$54.7	$74.0
Engine Systems	104.1	65.2	303.4	209.0
Electronic Systems	37.2	38.8	107.2	92.7

	157.4	131.6	465.3	375.7
Corporate general and administrative expenses	(22.0)	(23.6)	(63.7)	(66.5)

Total operating income	$135.4	$108.0	$401.6	$309.2

Segment assets include assets directly identifiable with each segment. Corporate assets include assets not specifically identified with a business segment, including cash.

	September 30,	December 31,
	2005	2004
	(Dollars in millions)
Assets:
Airframe Systems	$1,784.0	$1,796.1
Engine Systems	2,331.8	2,266.7
Electronic Systems	1,448.1	1,401.2
Assets from Discontinued Operations	—	17.8
Corporate	673.0	735.7

Total assets	$6,236.9	$6,217.5

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
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The notional value of the forward contracts at September 30, 2005 was $963.3 million. The fair value of the forward contracts at September 30, 2005 was an asset of $37.8 million, of which $31.8 million was recorded as a current asset in Prepaid Expenses and Other Assets and $14.2 million was recorded as a non-current asset in Other Assets, offset in part by an $8.2 million liability, of which $5.2 million was recorded as a current liability in Accrued Expenses and $3 million was recorded as a non-current liability in Other Non-Current Liabilities.
The total fair value of the forward contracts of $38.2 million (before deferred taxes of $13.4 million), including $0.4 million of gains on previously matured hedges of intercompany sales, was recorded in Accumulated Other Comprehensive Income/(Loss) and will be reflected in income as earnings are affected by the hedged item. As of September 30, 2005, the portion of the $38.2 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a net gain of $27 million.

In March 2005, the Company called for the redemption of $100 million in aggregate principal amount of its 6.45 percent notes due in 2007 and entered into a $100 million reverse treasury lock to offset changes in the redemption price due to movements in treasury rates prior to the redemption date. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), at March 31, 2005, the reverse treasury lock was accounted for as a cash flow hedge and was recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The reverse treasury lock matured on April 21, 2005 and the Company recorded a $0.7 million gain in Other Income (Expense) — Net in the three months ended June 30, 2005.
Fair Value Hedges
In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2007. In April 2005, the Company terminated $17.9 million of this interest rate swap so that the outstanding notional amount of the swap would match the outstanding principal amount of the 6.45 percent notes due in 2007. The Company paid $0.3 million in cash to terminate this portion of the swap and recorded the amount as an expense in Other Income (Expense) — Net in the three months ended June 30, 2005. In August 2005, the Company terminated the remaining $82.1 million interest rate swap in connection with the redemption of all remaining outstanding 6.45 percent notes due in 2007. The Company paid $1.7 million in cash to terminate the swap and recorded the amount as an expense in Other Income (Expense) — Net in the three months ended September 30, 2005.
In October 2003, the Company entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on the Company’s 7.5 percent notes due in 2008 and the other $50 million swap is on the Company’s 6.45 percent notes due in 2008. In December 2003, the Company entered into another $50 million fixed-to-floating interest rate swap on its 7.5 percent notes due in 2008.
The purpose of entering into these swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $4 million at September 30, 2005.

Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, in January 2004, the Company began to enter into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of September 30, 2005, the Company had forward contracts with a notional value of $95.4 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $64.2 million to buy Euros, forward contracts with a notional value of $32.3 million to sell Canadian Dollars and forward contracts with a notional value of $6.2 million to buy Singapore Dollars.
Note 17. Contingencies
General
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed when incurred.
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
The Company’s Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $82.2 million and $88.5 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 and December 31, 2004, $14.6 million and $16.2 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At September 30, 2005 and December 31, 2004, $29.8 and $29.6 million, respectively, was associated with ongoing operations and $52.4 million and $58.9 million, respectively, was associated with businesses previously disposed of or discontinued.
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
Liabilities of Divested Businesses
Asbestos
In May 2002, the Company completed the tax free spin-off of its Engineered Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec. At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company’s ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

A limited number of asbestos-related claims have been asserted against the Company as “successor” to Coltec or one of its subsidiaries. The Company believes that it has substantial legal defenses against these claims, as well as against any other claims that may be asserted against the Company on the theories described above. In addition, the agreement between EnPro and the Company that was used to effectuate the spin-off provides the Company with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to the Company. If the Company is ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, it believes such finding would not have a material adverse effect on its financial condition, but could have a material adverse effect on the results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
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
Guarantees
The Company has guaranteed amounts owed by Coltec Capital Trust with respect to the $150 million of outstanding TIDES, which includes $5 million of TIDES beneficially owned by Coltec, and has guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains the Company’s obligation. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.
On October 27, 2005, the trustee for the TIDES issued a notice of redemption stating that Coltec and Coltec Capital Trust have elected to optionally redeem on November 28, 2005 all of the outstanding TIDES and underlying convertible subordinated debentures. The Company’s guarantee of the TIDES will terminate upon full payment of the redemption price of all of the TIDES, subject to reinstatement if at any time any TIDES holder must repay any sums paid to it with respect to the TIDES or the Company’s guarantee.

In addition to the Company’s guarantee of the TIDES, at September 30, 2005, the Company had an outstanding contingent liability for guarantees of debt and lease payments of $2.5 million, letters of credit and bank guarantees of $51.3 million and residual value of lease obligations of $50.6 million (see Note 18, “Guarantees”).
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
Tax
The Company is continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by the Company are recorded in the period they become known. Adjustments to the Company’s reserves could have a material effect on the Company’s financial statements. As of September 30, 2005, the Company had recorded tax contingency reserves of approximately $317.3 million.
In 2000, Coltec, the Company’s former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, the Company was notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund would also bear interest to the date of payment. As of September 30, 2005, the interest amount was approximately $50 million before tax, or approximately $33 million after tax. The U.S. Court of Federal Claims entered a final judgment in this case on February 15, 2005. During July 2005, the Government filed its brief related to its appeal of the decision with the United States Court of Appeals for the Federal Circuit. If the trial court’s decision is ultimately upheld, the Company will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If the Company receives these amounts, it expects to record income of approximately $148 million, after tax, based on interest through September 30, 2005, including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. The Company may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), the Company’s subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. At the time of settlement or final determination by the court, there will be a net cash cost to the Company due at least in part to the reversal of a timing item. The Company believes that its total net cash cost is unlikely to exceed $100 million. The Company reserved the estimated liability associated with these cases. The Company is in advanced stages of discussion with the IRS to settle the Rohr case and to resolve the open issues in the tax years through 1999 as described below.
The current IRS examination cycle began on September 29, 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. The prior examination cycle which began in March 2002 has reached an advanced stage of discussion with the IRS. The Company anticipates substantially all of the open issues for the consolidated income tax groups in the audit periods identified below to be resolved in 2006:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)

Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)

Goodrich Corporation and Subsidiaries	1998—1999 (including Rohr and Coltec)
There are numerous tax issues that have been raised during the examination by the IRS, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. The IRS and the Company have reached a tentative agreement on a substantial number of the issues raised in the prior examination cycle and the U.S. Tax Court litigation involving Rohr described above. The final settlement of these issues is subject to a further review and approval process, the outcome of which cannot be predicted at this time. If the Company settles pursuant to these discussions, the Company would anticipate reversing some portion of previously established reserves, which could be material to the Company’s financial statements. The Company anticipates a final settlement in 2006.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board has held that the deductions associated with the leased equipment were non-business deductions. Rohr made a voluntary payment during the three months ended March 31, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. The remaining tax assessment of approximately $4.6 million continues to be contested by Rohr. The State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. Therefore, the amount of interest on the remaining tax assessment is approximately $29 million (including penalty interest of approximately $10 million). The Company believes that it is adequately reserved for this contingency. Under California law, Rohr will be required to pay the full amount of tax and interest prior to filing any suit for refund. Rohr expects to make this payment and file suit for a refund in late 2005 or early 2006.
Note 18. Guarantees
The Company extends financial and product performance guarantees to third parties. As of September 30, 2005, the following environmental remediation indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation indemnification (Note 17, “Contingencies”)	No limit	$16.0
Financial Guarantees:
TIDES	$150.0	$—
Debt and lease payments	$2.5	$—
Residual value on leases	$50.6	$—
TIDES
In connection with the Company’s acquisition of Coltec on July 12, 1999, the Company guaranteed amounts owed by Coltec Capital Trust with respect to the $150 million of outstanding TIDES, which includes $5 million of TIDES beneficially owned by Coltec, and has guaranteed Coltec’s performance of its obligations with respect to Coltec’s guarantee of the TIDES and the underlying Coltec convertible junior subordinated debentures. Following the spin-off of the Company’s EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remains an obligation of the Company. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or relating to the TIDES after the spin-off.

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
On October 27, 2005, the trustee for the TIDES issued a notice of redemption stating that Coltec and Coltec Capital Trust have elected to optionally redeem on November 28, 2005 all of the outstanding TIDES and underlying convertible subordinated debentures. The Company’s guarantee of the TIDES will terminate upon full payment of the redemption price of all of the TIDES, subject to reinstatement if at any time any TIDES holder must repay any sums paid to it with respect to the TIDES or the Company’s guarantee.
In addition to the Company’s guarantee of the TIDES, at September 30, 2005, the Company had an outstanding contingent liability for guarantees of debt and lease payments of $2.5 million, letters of credit and bank guarantees of $51.3 million and residual value of lease obligations of $50.6 million (see Note 18, “Guarantees”).
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
Residual Value on Leases
Residual value on leases relates to corporate aircraft and production equipment leases pursuant to which the Company is obligated to either purchase the leased equipment at the end of the lease term or remarket the leased equipment. The residual values were established at lease inception. The lease terms for the corporate aircraft mature in 2011 and 2012. The lease term for the production equipment matures in January 2006. The Company will purchase the leased assets for approximately $26 million on or prior to the maturity of the lease.
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

The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2005 are as follows:

(Dollars in millions)
Balance at December 31, 2004	$165.8
Service and product warranty provision	58.2
Return to profit	(13.1)
Payments	(44.0)
Foreign currency translation	(4.9)

Balance at September 30, 2005	$162.0

The current and long-term portions of service and product warranties were as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in millions)
Short-term liabilities	$65.2	$69.0
Long-term liabilities	96.8	96.8

Total	$162.0	$165.8

Note 19. Discontinued Operations
On April 19, 2005, the Company completed the sale of its JcAIR Test Systems business (Test Systems) to Aeroflex Incorporated (Aeroflex) of Plainview, New York, for $34 million in cash, after finalization of certain purchase price adjustments, or approximately $27 million after tax. The results of operations for the Test Systems business were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions)		(Dollars in millions)
Sales	$—	$5.0	$8.0	$16.6

Operating income	$—	$—	$1.3	$0.8
Gain on sale	0.2	—	20.4	—
Income tax expense	—	—	(7.5)	(0.2)

Income from discontinued operations	$0.2	$—	$14.2	$0.6

Test Systems was previously reported in the Electronic Systems segment. The Company reported an after tax gain on the sale of Test Systems of $13.3 million, or $0.10 per diluted share, for the nine months ended September 30, 2005.

Note 20. Subsequent Events
Acquisition of Sensors Unlimited, Inc.
On September 6, 2005, the Company announced that it entered into a definitive agreement to acquire Sensors Unlimited, Inc. for approximately $60 million in cash. The transaction closed on October 31, 2005. Sensors Unlimited, Inc. develops imaging products and technologies.
Notice of Redemption of TIDES
On October 27, 2005, the trustee for the TIDES issued a notice of redemption stating that Coltec and Coltec Capital Trust have elected to optionally redeem on November 28, 2005 all of the outstanding TIDES and underlying convertible subordinated debentures. The Company’s guarantee of the TIDES will terminate upon full payment of the redemption price of all of the TIDES, subject to reinstatement if at any time any TIDES holder must repay any sums paid to it with respect to the TIDES or the Company’s guarantee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
For the quarter ended September 30, 2005, we reported net income of $60.8 million, or $0.49 per diluted share, on sales of $1,370.5 million. This compares to net income for the quarter ended September 30, 2004 of $49.9 million, or $0.41 per diluted share, on sales of $1,161.5 million. The improved results were primarily due to increased sales for commercial aerospace original equipment (OE) and aftermarket products, as well as higher sales volume in all of our other market channels and the favorable impact of our enterprise initiatives, such as lean manufacturing and supply chain management. In addition, net income in the quarter ended September 30, 2005 was affected by a number of additional items including those listed below.
•	Delta and Northwest bankruptcy filings — We recognized a charge of approximately $2 million after tax ($0.02 per diluted share) associated with the Chapter 11 bankruptcy filings of Delta Air Lines and Northwest Airlines. There were no comparable charges in the quarter ended September 30, 2004.

•	Debt retirement — We recorded a charge of approximately $4 million after tax ($0.03 per diluted share) for premiums and costs associated with the early retirement of $82 million of long-term debt in August 2005 as compared to a charge of approximately $2 million after tax ($0.02 per diluted share) for premiums and costs associated with the early retirement of debt during the quarter ended September 30, 2004.

•	Effective tax rate — For the third quarter 2005, we reported an effective tax rate of 34.6 percent as compared to 20 percent during the third quarter 2004. During the third quarter 2005, we finalized plans for dividend repatriation under the American Jobs Creation Act, which increased our plan for dividend repatriation from $100 million to approximately $122 million. As a result, we recognized additional taxes in the third quarter 2005 of approximately $1 million ($0.01 per diluted share). Additionally, the increase in our effective tax rate resulted from growth in before tax book income relative to our significant permanent items and the absence in 2005 of a favorable state tax settlement that generated approximately $6.8 million of income in the quarter ended September 30, 2004.
For the nine months ended September 30, 2005, net income was $194 million, or $1.57 per diluted share, on sales of $3,998.7 million. For the nine months ended September 30, 2004, net income was $135.5 million, or $1.13 per diluted share, on sales of $3,446 million. The increased sales of $552.7 million were primarily attributable to double-digit percentage sales growth in all of our major market channels consisting of commercial aircraft OE sales, regional, business and general aviation OE sales, commercial aircraft aftermarket sales for these same aircraft and for aircraft heavy maintenance, military and space, and other areas including industrial gas turbine components. In addition to the income from higher sales, net income in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was also affected by a number of additional items including those listed below.
•	Gain on the sale of Test Systems — The sale to Aeroflex was completed in April 2005 and resulted in an after tax gain of $13.3 million, or $0.10 per diluted share. All prior periods have been reclassified to reflect the business as a discontinued operation.

•	Charges associated with the A380 Actuation program — In the nine months ended September 30, 2005, we recorded a charge of approximately $10 million after tax ($0.08 per diluted share) to reserve for costs associated with the retrofit of actuators on the A380 aircraft, including reserves for related obsolete inventory, supplier claims and impaired assets.

•	Effective tax rate — For the nine months ended September 30, 2005, our effective tax rate was 33.3 percent, as compared to an effective rate of 26.8 percent for the nine months ended September 30, 2004. The increase in our effective tax rate resulted from U.S. income tax associated with anticipated dividends from certain foreign subsidiaries under the American Jobs Creation Act, growth in before tax book income relative to our significant permanent items, and the absence of a favorable state tax settlement that generated approximately $6.8 million of income in the quarter ended September 30, 2004, offset in part by the partial reversal of a valuation allowance previously recorded against certain foreign losses.

•	Debt retirement — We recorded premiums and other costs of approximately $7 million after tax ($0.06 per diluted share) associated with the early retirement of $100 million of long-term debt in April 2005 and an additional $82 million in August 2005 as compared to a charge of approximately $2 million after tax ($0.02 per diluted share) for premiums and costs associated with the early retirement of debt during the nine months ended September 30, 2004.

•	Notes and accounts receivable — During the nine months ended September 30, 2004, we recognized impairment on notes and accounts receivable of approximately $5 million after tax ($0.04 per diluted share). During the nine months ended September 30, 2005, we recognized a charge of approximately $2 million after tax ($0.02 per diluted share) associated with the Chapter 11 bankruptcy filings of Delta Air Lines and Northwest Airlines.

•	Cumulative Effect of Change in Accounting — Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain or $0.13 per diluted share) that was recorded as a Cumulative Effect of Change in Accounting in the nine months ended September 30, 2004. There were no similar changes in the nine months ended September 30, 2005.
Net cash provided by operating activities decreased $41.2 million from $236.5 million during the nine months ended September 30, 2004 to $195.3 million during the nine months ended September 30, 2005. The decrease in net cash from operations was primarily due to higher working capital requirements to support the increase in sales and production rates for large commercial aircraft, offset partially by higher income. Net cash provided by operating activities in the nine months ended September 30, 2005 also included an increase in the accounts receivable sold under our securitization program of $18.8 million, offset by worldwide pension contributions of $40.1 million and net tax payments of approximately $35 million. Net cash provided by operating activities in the nine months ended September 30, 2004 included cash received from the termination of certain life insurance policies of $23.4 million and a prepayment of a receivable from Northrop Grumman of $10 million, offset by worldwide pension contributions of $50 million, net tax payments of approximately $36 million and the acquisition of certain aftermarket rights of $15 million.
Net cash used by investing activities was $102.3 million in the nine months ended September 30, 2005 and $73 million in the nine months ended September 30, 2004. Net cash used by investing activities for the nine months ended September 30, 2005 included capital expenditures of $103.4 million and an acquisition of the minority interest in one of our businesses of $8.8 million. Net cash used by investing activities in the nine months ended September 30, 2004 included capital expenditures of $82.2 million.

Net cash used by financing activities was $167.3 million in the nine months ended September 30, 2005, compared to $200.1 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we redeemed all of our outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $182.1 million. Also during the nine months ended September 30, 2005, we issued common stock of $101.2 million, primarily from the exercise of stock options and paid dividends to shareholders of $72.2 million. During the nine months ended September 30, 2004, we repaid the balance of $63.5 million outstanding under our 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS), redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds, repurchased $15.2 million principal amount of long-term debt on the open market and redeemed $5.9 million principal amount of industrial revenue bonds. Additionally, we paid dividends to shareholders of $70.9 million and issued common stock, primarily from the exercise of stock options, of $23 million in the nine months ended September 30, 2004.
Net cash provided by discontinued operations was $26 million in the nine months ended September 30, 2005 and $3.2 million in the nine months ended September 30, 2004. After tax proceeds of approximately $27 million from the sale of Test Systems were included in the net cash provided by discontinued operations in the nine months ended September 30, 2005.
Long-term debt and capital lease obligations, including current maturities of long-term debt and capital lease obligations, at September 30, 2005 were $1,710.6 million, compared to $1,901.8 million at December 31, 2004. At September 30, 2005, we had cash and marketable securities of $244 million as compared to $297.9 million at December 31, 2004.
In May 2005, we replaced our $500 million committed global syndicated revolving credit facility expiring in August 2006 with a new $500 million committed global syndicated revolving credit facility that expires in May 2010. The new facility has similar terms and is with substantially the same group of global banks as the previous facility. The new facility permits borrowing, including letters of credit, up to a maximum of $500 million. At September 30, 2005, there were no borrowings and $20 million in letters of credit outstanding under this facility. At September 30, 2005, we had borrowing capacity under this facility of $480 million, after reductions for letters of credit outstanding. At September 30, 2005, we maintained $75 million of uncommitted domestic money market facilities and $41.7 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At September 30, 2005, there were no borrowings under these facilities. We maintain a shelf registration that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Our full year 2005 outlook for sales is $5.3 billion, which represents an increase of approximately 13 percent from 2004 levels. We continue to expect our outlook for net income per diluted share to be in the range of $2.00 — $2.10, reflecting margin expansion associated with the sales growth. We now expect cash flow from operations, minus capital expenditures, to be approximately 75 percent of net income from continuing operations in 2005. We now expect 2005 capital expenditures to be in the range of $150 — $170 million. Refer to the “Outlook” Section of our Management’s Discussion and Analysis for specific assumptions relating to our current outlook for 2005 and information relating to our 2006 outlook.
Our business balance across the aerospace and defense markets continues to be an important strategic aspect of our business. We believe that trends in these markets will have an important impact on future sales. Looking at sales by market channel for the nine months ended September 30, 2005, military and space sales represented approximately 28 percent of sales, total commercial aircraft OE sales, including regional, business and general aviation OE sales, represented approximately 30 percent of our sales and total commercial aircraft aftermarket sales for these same aircraft and for aircraft heavy maintenance represented approximately 36 percent of sales. Other areas, including industrial gas turbine components, made up the remaining 6 percent. Overall, our aftermarket sales for both commercial aircraft and military markets represented approximately 42 percent of total sales.
OUTLOOK
2005 Outlook
Our full year 2005 outlook for sales is $5.3 billion, which represents an increase of approximately 13 percent over 2004. We continue to expect our outlook for net income per diluted share to be in the range of $2.00 — $2.10, reflecting margin expansion associated with the sales growth. The outlook for net income per diluted share represents an increase of 40 to 47 percent over 2004 net income per diluted share. The 2005 outlook now includes certain items of expense that were not included in our prior expectations. These items are expected to reduce net income by approximately $0.08 per diluted share in the fourth quarter and include a higher effective tax rate of 33.3 percent for the year ending December 31, 2005, additional restructuring expense and the impact of the recent requests by Boeing to defer product deliveries as a result of their strike.

Our 2005 outlook is based on the following assumptions:
•	Deliveries of Airbus and Boeing large commercial aircraft are now expected to increase by approximately 10 percent in 2005, based on the announced plans by Airbus and Boeing. This is compared to our prior expectation of an increase by 10 to 15 percent which was previously reported in our Form 10-Q for the quarter ended June 30, 2005. Our sales of commercial aircraft OE are now projected to increase by approximately 20 percent in 2005, compared to 2004.

•	Capacity in the global airline system, as measured by available seat miles (ASMs), is expected to continue to grow. Our sales to airlines for large commercial and regional aircraft aftermarket parts and services are now expected to grow more than 10 percent in 2005, compared to 2004, somewhat above expectations for global ASM increases due to the continuing strong demand for aftermarket components and services. This is compared to our prior expectation of Goodrich sales growth of approximately 10 percent in 2005, compared to 2004 which was previously reported in our Form 10-Q for the quarter ended June 30, 2005.

•	Total regional and business aircraft production is expected to be relatively flat in 2005, compared to 2004, as deliveries of business jets are expected to increase, offsetting the expected decrease in regional aircraft deliveries. Deliveries to Embraer in support of its EMBRAER 190 aircraft, which includes significant Goodrich content, are expected to enable us to increase our OE sales in this market channel for the full year 2005, compared to 2004.

•	Our military sales (OE and aftermarket) are now expected to increase 6 to 8 percent in 2005, compared to 2004, representing a growth rate slightly greater than global military budgets. This is compared to our expectation of an increase of 5 to 6 percent in 2005, compared to 2004, which was previously reported in our Form 10-Q for the quarter ended June 30, 2005.
We now expect cash flow from operations, minus capital expenditures, to be approximately 75 percent of net income from continuing operations in 2005. This is compared to our prior expectation that cash flow from operations, minus capital expenditures would be more than 75 percent of net income from continuing operations in 2005, which was previously reported in our Form 10-Q for the quarter ended June 30, 2005. We now expect 2005 capital expenditures to be in the range of $150 — $170 million, compared to the prior range of $170 — $190 million, which was previously reported in our Form 10-Q for the quarter ended June 30, 2005.
Our current outlook for net income and cash flow from operations for 2005 does not include resolution of the previously disclosed Rohr and Coltec tax litigation, which we expect to be resolved in 2006, and any further divestitures or additional acquisitions other than Sensors Unlimited.

2006 Outlook Timing and Headwinds
We will communicate our initial 2006 outlook at, or prior to, our annual investor conference, which will be held on December 12, 2005.
We expect that the 2006 outlook will include a double-digit percentage increase in net income per diluted share from continuing operations, after taking into account expected significant increases in costs associated with pensions, foreign exchange and stock-based compensation plans, which are more fully discussed below:
•	Pension expense — We will set the discount rate, actuarial assumptions and expected long-term rate of return for 2006 on December 31, 2005. Based on expected actuarial assumptions and interest rates and asset values as of September 30, 2005, we expect to incur additional pension expense of approximately $29 million before tax ($18 million after tax, or $0.14 per diluted share) during 2006, compared to 2005.

•	Foreign exchange — We are currently about 90 percent hedged for our expected 2006 foreign exchange exposure. Based on these hedges and current market conditions, we expect that foreign currency translation related to sales and expenses denominated in currencies other than the U.S. dollar will have an unfavorable impact of approximately $27 million before tax ($17 million after tax, or $0.13 per diluted share) during 2006, compared to 2005.

•	Stock-based compensation — We implemented FAS 123, prospectively, and a new stock option and restricted stock unit program on January 1, 2004. The cost of each annual grant of restricted stock units is amortized over a five-year vesting period. Consequently, expense increases year-over-year as each new restricted stock unit grant is added and then stabilizes after the fifth year (2008). Also, under the provisions of FAS 123 and FAS 123(R), beginning in 2006 we will recognize the value of stock options and restricted stock units granted to all employees who are, or who become, eligible for retirement on an accelerated basis. In total, these items are expected to result in an increase in stock-based compensation expense of approximately $14 million before tax ($9 million after tax, or $0.07 per diluted share) during 2006 as compared to 2005.

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
Discontinued Operations
On April 19, 2005, we sold Test Systems to Aeroflex for $34 million in cash, after finalization of certain post-closing price adjustments. We reported an after tax gain on the sale of Test Systems of $13.3 million, or $0.10 per diluted share, for the nine months ended September 30, 2005. Prior periods have been reclassified to reflect Test Systems as a discontinued operation.
Quarter Ended September 30, 2005 Compared with Quarter Ended September 30, 2004

	Quarter Ended
	September 30,
	2005	2004
	(Dollars in millions)
Sales	$1,370.5	$1,161.5

Segment Operating Income	$157.4	$131.6
Corporate General and Administrative Costs	(22.0)	(23.6)

Total Operating Income	135.4	108.0
Net Interest Expense	(31.1)	(34.7)
Other Income (Expense) — Net	(11.6)	(10.9)

Income from Continuing Operations Before Income Taxes	92.7	62.4
Income Tax Expense	(32.1)	(12.5)

Income from Continuing Operations	60.6	49.9
Discontinued Operations	0.2	—
Cumulative Effect of Change in Accounting	—	—

Net Income	$60.8	$49.9

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs of $22 million for the quarter ended September 30, 2005 decreased $1.6 million, or 6.8 percent, from $23.6 million for the quarter ended September 30, 2004 primarily due to lower tax litigation costs, partially offset by higher incentive compensation expense in 2005. Corporate general and administrative costs as a percentage of sales were 1.6 percent in the quarter ended September 30, 2005 and 2.0 percent in the quarter ended September 30, 2004.
Net interest expense of $31.1 million in the quarter ended September 30, 2005 decreased $3.6 million, or 10.4 percent, from $34.7 million in the quarter ended September 30, 2004 primarily due to lower debt levels.
Other Income (Expense) — Net increased by $0.7 million, or 6.4 percent, to expense of $11.6 million in the quarter ended September 30, 2005 from expense of $10.9 million in the quarter ended September 30, 2004. The increase in expense resulted primarily from an increase in the premiums and costs associated with the early retirement of long-term debt of $2.5 million and the absence of a $1.6 million gain on the sale of a product line that was recognized during 2004, partially offset by a decrease in minority interest and equity in affiliated companies of $1.9 million.
Our effective tax rate was 34.6 percent during the quarter ended September 30, 2005 and 20 percent during the quarter ended September 30, 2004. The increased rate in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 was due to the absence in 2005 of a favorable state tax settlement that generated approximately $6.8 million of income in the quarter ended September 30, 2004, U.S. income tax associated with anticipated dividends from certain foreign subsidiaries under the American Jobs Creation Act and growth in before tax book income relative to our significant permanent items.
Discontinued operations income increased as a result of the adjustment to the after tax gain on the sale of Test Systems of $0.2 million that was recorded in the quarter ended September 30, 2005 as a result of certain post-closing purchase price adjustments. Test Systems generated no income in the quarter ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in millions)
Sales	$3,998.7	$3,446.0

Segment Operating Income	$465.3	$375.7
Corporate General and Administrative Costs	(63.7)	(66.5)

Total Operating Income	401.6	309.2
Net Interest Expense	(96.1)	(106.5)
Other Income (Expense) — Net	(36.0)	(40.6)

Income from Continuing Operations Before Income Taxes	269.5	162.1
Income Tax Expense	(89.7)	(43.4)

Income from Continuing Operations	179.8	118.7
Discontinued Operations	14.2	0.6
Cumulative Effect of Change in Accounting	—	16.2

Net Income	$194.0	$135.5

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs of $63.7 million for the nine months ended September 30, 2005 decreased $2.8 million, or 4.2 percent, from $66.5 million for the nine months ended September 30, 2004 primarily due to both lower tax litigation costs and a loss on the sale of an administrative building in 2004, partially offset by higher incentive compensation. Corporate general and administrative costs as a percentage of sales were 1.6 percent in the nine months ended September 30, 2005 and 1.9 percent in the nine months ended September 30, 2004.
Net interest expense of $96.1 million for the nine months ended September 30, 2005 decreased $10.4 million, or 9.8 percent, from $106.5 million in the nine months ended September 30, 2004 primarily due to lower debt levels.
Other Income (Expense) — Net decreased by $4.6 million, or 11.3 percent, to expense of $36 million in the nine months ended September 30, 2005 from expense of $40.6 million in the nine months ended September 30, 2004. The decrease in expense resulted primarily from the absence in the nine months ended September 30, 2005 of a $7 million impairment of a note receivable that was recorded in the nine months ended September 30, 2004 and lower expenses related to divested operations of $5 million, partially offset by an increase in debt premiums and costs associated with the early retirement of long-term debt of $8.1 million.

Our effective tax rate was 33.3 percent during the nine months ended September 30, 2005 and 26.8 percent during the nine months ended September 30, 2004. The increase in our effective tax rate resulted from U.S. income tax associated with anticipated dividends from certain foreign subsidiaries, growth in before tax book income relative to our significant permanent items, the phase-in of the American Jobs Creation Act, which replaces certain export sales deductions with a deduction for income from qualified domestic production activities, and the absence in 2005 of a favorable state tax settlement that generated approximately $6.8 million of income in the quarter ended September 30, 2004, offset in part by the partial reversal of a valuation allowance previously recorded against certain foreign losses.
Discontinued operations income increased as a result of the after tax gain on the sale of Test Systems of $13.3 million that was recorded in the nine months ended September 30, 2005. Test Systems generated income of $0.9 million and $0.6 million in the nine months ended September 30, 2005 and 2004, respectively, which was also included in Discontinued Operations.
As noted above, effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain) that was recorded as a Cumulative Effect of Change in Accounting in the nine months ended September 30, 2004.
BUSINESS SEGMENT PERFORMANCE
Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems.
In the following table, segment operating income represents total segment revenue reduced by operating expenses directly identifiable with the applicable business segment.
Quarter Ended September 30, 2005 Compared with the Quarter Ended September 30, 2004

	Quarter Ended September 30,
			%	% of Sales
	2005	2004	Change	2005	2004
	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$475.2	$399.5	18.9
Engine Systems	567.3	474.5	19.6
Electronic Systems	328.0	287.5	14.1

Total Sales	$1,370.5	$1,161.5	18.0

SEGMENT OPERATING INCOME
Airframe Systems	$16.1	$27.6	(41.7)	3.4	6.9
Engine Systems	104.1	65.2	59.7	18.4	13.7
Electronic Systems	37.2	38.8	(4.1)	11.3	13.5

Segment Operating Income	$157.4	$131.6	19.6	11.5	11.3

Airframe Systems: Airframe Systems segment sales of $475.2 million in the quarter ended September 30, 2005 increased $75.7 million, or 18.9 percent, from $399.5 million in the quarter ended September 30, 2004. The increase was primarily due to the following:
•	Higher landing gear commercial and military OE sales volume;

•	Higher large commercial aftermarket and regional and military aircraft wheel and brake sales volume;

•	Higher actuation systems sales volume; and

•	Higher sales volume for airframe heavy maintenance services.
Airframe Systems segment operating income decreased $11.5 million, or 41.7 percent, from $27.6 million in the quarter ended September 30, 2004 to $16.1 million in the quarter ended September 30, 2005. The positive impact of the higher sales volume described above was more than offset by:
•	Substantially higher operating costs including product upgrade expenditures in the wheel and brake business, higher warranty costs in the landing gear and actuation businesses and premium freight costs in the landing gear business;

•	The absence of a $6 million benefit from the revision of the accounting treatment of a technology grant from a non-U.S. government entity, which was recognized during 2004;

•	Unfavorable impacts from foreign currency translation primarily in the landing gear business of approximately $2 million; and

•	Restructuring expenses, which increased by approximately $2 million.
Engine Systems: Engine Systems segment sales of $567.3 million in the quarter ended September 30, 2005 increased $92.8 million, or 19.6 percent, from $474.5 million in the quarter ended September 30, 2004. The increase was due to the following:
•	Higher aerostructures OE sales volume for large commercial and regional aircraft, commercial spare parts and maintenance, repair and overhaul (MRO);

•	Higher sales volume from military customers for aftermarket support from our customer services business;

•	Higher sales volume of turbomachinery products for U.S. military and regional aircraft applications and in the power generation market; and

•	Higher sales volume of engine control units for military, regional and commercial applications.
Engine Systems segment operating income increased $38.9 million, or 59.7 percent, from $65.2 million in the quarter ended September 30, 2004 to $104.1 million in the quarter ended September 30, 2005. Segment operating income was higher due primarily to:
•	Higher sales volume as described above;

•	Non-recurrence of an unfavorable cumulative catch-up charge of $6.4 million in the quarter ended September 30, 2004, coupled with a favorable cumulative catch-up benefit of $0.7 million in the quarter ended September 30, 2005; and

•	Improved margins due to higher aftermarket sales primarily for aerostructures products.
The increase in Engine Systems segment operating income was partially offset by higher operating costs primarily in the aerostructures business, increased research and development costs for new programs that have already been awarded increased warranty costs and unfavorable foreign currency translation of $2 million in the aerostructures businesses.
Electronic Systems: Electronic Systems segment sales of $328 million in the quarter ended September 30, 2005 increased $40.5 million, or 14.1 percent, from $287.5 million in the quarter ended September 30, 2004. The increase was primarily due to:
•	Higher sales volume of military OE sales in our optical and space systems, sensors systems and fuel and utility systems business units;

•	Higher sales volume of non-aerospace products in our aircraft interior products and sensors systems businesses;

•	Higher sales volume of commercial aircraft aftermarket in our aircraft interior products, fuel and utility systems and lighting businesses; and

•	Higher sales volume of regional and business jet aircraft OE and aftermarket products in our aircraft interior products and power systems businesses.

Electronic Systems segment operating income decreased $1.6 million, or 4.1 percent, from $38.8 million in the quarter ended September 30, 2004 to $37.2 million in the quarter ended September 30, 2005. The increased volume from sales favorably impacted segment operating income; however, the impact of the increased sales volume was more than offset by:
•	Unfavorable sales mix from aftermarket towards proportionately more OE sales in military and commercial markets;

•	Increased research and development costs for new programs that have already been awarded; and

•	Unfavorable impacts from foreign currency translation, primarily in the lighting systems business, of approximately $2 million.
Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
			%	% of Sales
	2005	2004	Change	2005	2004
	(Dollars in millions)
NET CUSTOMER SALES
Airframe Systems	$1,381.9	$1,205.9	14.6
Engine Systems	1,661.2	1,422.2	16.8
Electronic Systems	955.6	817.9	16.8

Total Sales	$3,998.7	$3,446.0	16.0

SEGMENT OPERATING INCOME
Airframe Systems	$54.7	$74.0	(26.1)	4.0	6.1
Engine Systems	303.4	209.0	45.2	18.3	14.7
Electronic Systems	107.2	92.7	15.6	11.2	11.3

Segment Operating Income	$465.3	$375.7	23.8	11.6	10.9

Airframe Systems: Airframe Systems segment sales of $1,381.9 million for the nine months ended September 30, 2005 increased $176 million, or 14.6 percent, from $1,205.9 million for the nine months ended September 30, 2004. The increase was primarily due to:
•	Higher landing gear commercial, regional and military aircraft OE sales volume;

•	Higher large commercial aftermarket, regional and military aircraft wheel and brake sales volume;

•	Higher actuation systems commercial and military OE sales volume;

•	Higher sales volume for airframe heavy maintenance services; and

•	Favorable impacts from foreign currency translation on non-U.S. dollar sales primarily in the landing gear business of approximately $7 million.

Airframe Systems segment operating income decreased $19.3 million, or 26.1 percent, from $74 million for the nine months ended September 30, 2004 to $54.7 million for the nine months ended September 30, 2005. The positive impact of the higher sales volume described above was more than offset by the following:
•	Substantially higher operating costs including product upgrade expenditures in the wheel and brake business, higher warranty costs in the landing gear and actuation businesses and premium freight costs in the landing gear business;

•	A $16 million charge for the retrofit of redesigned parts for the A380 actuation system, including reserves for related obsolete inventory, supplier claims and impaired assets;

•	The absence of a $6 million benefit from the revision of the accounting treatment of a technology grant from a non-U.S. government entity, which was recognized during 2004; and

•	Restructuring expenses, which increased by approximately $5 million.
Engine Systems: Engine Systems segment sales of $1,661.2 million in the nine months ended September 30, 2005 increased $239 million, or 16.8 percent, from $1,422.2 million in the nine months ended September 30, 2004. The increase was due to the following:
•	Higher aerostructures engine OE for large commercial and regional aircraft-components platforms, U.S. military and commercial spare parts and MRO sales volume;

•	Higher revenues from military customers for aftermarket support from our customer services business;

•	Higher sales volume of turbomachinery products for U.S. military and regional aircraft applications and industrial gas turbine products;

•	Higher sales volumes of engine control units for military, regional and commercial applications; and

•	Favorable foreign currency translation on non-U.S. dollar sales primarily in the engine controls business of approximately $5 million.
Engine Systems segment operating income increased $94.4 million, or 45.2 percent, from $209 million in the nine months ended September 30, 2004 to $303.4 million in the nine months ended September 30, 2005. Segment operating income was higher due to:
•	Higher sales volume as described above; and

•	Improved margins due to higher aftermarket sales primarily for aerostructures products.

The increase in Engine Systems segment operating income was partially offset by increased research and development costs, a lower net change in the cumulative catch up contract accounting adjustment in our aerostructures business, which was unfavorable to operating income by $3 million and increased operating and warranty costs.
Electronic Systems: Electronic Systems segment sales of $955.6 million in the nine months ended September 30, 2005 increased $137.7 million, or 16.8 percent, from $817.9 million in the nine months ended September 30, 2004. The increase was primarily due to:
•	Higher sales volume of regional and business jet aircraft OE and aftermarket products for aircraft interior products, de-icing and specialty systems, sensor systems, and power systems businesses;

•	Higher sales volume of military OE sales primarily for optical and space systems and sensor systems; and

•	Higher sales volume of commercial OE and aftermarket products in nearly all of the segment’s business units.
Electronic Systems segment operating income increased $14.5 million, or 15.6 percent, from $92.7 million in the nine months ended September 30, 2004 to $107.2 million in the nine months ended September 30, 2005. The increased volume from sales described above favorably affected segment operating income.
The increase in segment operating income was partially offset by:
•	Unfavorable sales mix from aftermarket towards proportionately more OE sales in military and commercial markets;

•	Increased research and development costs for new programs that have already been awarded;

•	Increases in warranty costs of approximately $3 million as a result of increased sales volume; and

•	Unfavorable impacts from foreign currency translation, primarily in the lighting systems business, of approximately $2 million.
On September 6, 2005, we announced that we entered into a definitive agreement to acquire Sensors Unlimited, Inc. (SUI) for $60 million in cash. The results of operations of SUI will be included in the Electronics Systems Segment subsequent to the closing. The transaction closed on October 31, 2005. The results of operations of SUI will be included in the Electronics Systems Segment subsequent to the closing. SUI develops imaging products and technologies.

LIQUIDITY AND CAPITAL RESOURCES
We currently expect to fund expenditures for capital requirements and liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and also provide adequate financial flexibility.
Cash
At September 30, 2005, we had cash and cash equivalents of $244 million, as compared to $297.9 million at December 31, 2004.
Credit Facilities
In May 2005, we replaced our $500 million committed global syndicated revolving credit facility expiring in August 2006 with a new $500 million committed global syndicated revolving credit facility that expires in May 2010. The new facility has similar terms and is with substantially the same group of global banks as the previous facility. This facility permits borrowing, including letters of credit, up to a maximum of $500 million. At September 30, 2005, there were no borrowings and $20 million in letters of credit outstanding under this facility. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under the old facility.
The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our consolidated net worth and leverage ratio levels. In addition, our ability to borrow under this facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including a consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of September 30, 2005, we had borrowing capacity under this facility of $480 million, after reductions for letters of credit outstanding.
At September 30, 2005, we maintained $75 million of uncommitted domestic money market facilities and $39.3 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of September 30, 2005 and December 31, 2004, there were no borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.
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

Long-Term Financing
At September 30, 2005, we had long-term debt and capital lease obligations, including current maturities, of $1,710.6 million with maturities ranging from 2005 to 2046. The earliest maturity of a material long-term debt obligation is April 2008. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.
On April 26, 2005, we redeemed $100 million in aggregate principal amount of our 6.45 percent notes due in 2007. We recorded $6.4 million of debt premiums and associated costs in Other Income (Expense) — Net in the second quarter 2005. On March 29, 2005, we entered into a $100 million reverse treasury lock to offset changes in the redemption price of the 6.45 percent notes due to movements in treasury rates prior to the redemption date. The reverse treasury lock matured on April 21, 2005 and we received $0.7 million in cash, which was recorded as a gain in Other Income (Expense) — Net in the quarter ended June 30, 2005. On April 4, 2005, we terminated $17.9 million of a $100 million fixed-to-floating interest rate swap on our 6.45 percent notes due in 2007. We paid $0.3 million in cash to terminate this portion of the interest rate swap and the amount was recorded as an expense in Other Income (Expense) — Net in the quarter ended June 30, 2005. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the redemption, of the 6.45 percent notes due in 2007.
On August 30, 2005, we redeemed all remaining outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $82.1 million. We recorded $3.9 million of debt premiums and associated costs in Other Income (Expense) — Net in the quarter ended September 30, 2005. On August 25, 2005, we terminated the remaining $82.1 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2007 that were redeemed. We paid $1.7 million in cash to terminate the interest rate swap and the amount was recorded as an expense in Other Income (Expense) — Net in the quarter ended September 30, 2005.
Off-Balance Sheet Arrangements
We utilize several forms of off-balance sheet financing arrangements. At September 30, 2005, these arrangements included:

	Undiscounted Minimum
	Future Lease Payments	Receivables Sold
	(Dollars in millions)
Tax Advantaged Operating Leases	$21.2
Standard Operating Leases	142.8

	$164.0

Short-term Receivables Securitization Program		$91.1

Lease Agreements
We finance our use of certain equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Certain of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease equipment having a maximum unamortized value of $90 million at September 30, 2005. At September 30, 2005, $21.2 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $142.8 million at September 30, 2005.
Additionally, at September 30, 2005, we had guarantees of residual values of lease obligations of $50.6 million. The residual values relate to corporate aircraft and production equipment leases pursuant to which we are obligated to either purchase the leased equipment at the end of the lease term or remarket the leased equipment. The production equipment lease matures in January 2006. We will purchase the leased assets for approximately $26 million on or prior to the maturity of the lease.
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
Sale of Receivables
At September 30, 2005, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $91.1 million at September 30, 2005. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.
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
The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates that impact our non-U.S. Dollar sales and expenses. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our Unaudited Condensed Consolidated Balance Sheet at fair value with the net change in fair value reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The notional value of the forward contracts at September 30, 2005 was $963.3 million. The fair value of the forward contracts at September 30, 2005 was an asset of $37.8 million, of which $31.8 million was recorded as a current asset in Prepaid Expenses and Other Assets and $14.2 million is recorded as a non-current asset in Other Assets, offset by an $8.2 million liability, of which $5.2 million was recorded as a current liability in Accrued Expenses and $3 million was recorded as a non-current liability in Other Non-Current Liabilities.
The total fair value of the forward contracts of $38.2 million (before deferred taxes of $13.4 million), including $0.4 million of gains on previously matured hedges of intercompany sales, is recorded in Accumulated Other Comprehensive Income/(Loss) and will be reflected in income as earnings are affected by the hedged item. As of September 30, 2005, the portion of the $38.2 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a net gain of $27 million.
In March 2005, we called for the redemption of $100 million in aggregate principal amount of our 6.45 percent notes due in 2007 and entered into a $100 million reverse treasury lock to offset changes in the redemption price to movements in treasury rates prior to the redemption date. In accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), at March 31, 2005, the reverse treasury lock was accounted for as a cash flow hedge and was recorded in our Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The reverse treasury lock matured on April 21, 2005 and we recorded a $0.7 million gain in Other Income (Expense) — Net in the third quarter 2005. See “Liquidity and Capital Resources-Long-Term Financing.”
Fair Value Hedges
In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2007. In April 2005, we terminated $17.9 million of this interest rate swap so that the outstanding notional amount of the swap would match the outstanding principal amount of the outstanding 6.45 percent notes due in 2007. We paid $0.3 million in cash to terminate this portion of the swap and recorded the amount as an expense in Other Income (Expense) — Net in the quarter ended June 30, 2005. In August 2005, we terminated the remaining $82.1 million of the interest rate swap in connection with the redemption of all remaining outstanding 6.45 percent notes due in 2007. We paid $1.7 million in cash to terminate the swap and recorded the amount as an expense in Other Income (Expense) — Net in the quarter ended September 30, 2005. See “Liquidity and Capital Resources-Long-Term Financing.”

In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.5 percent notes due in 2008 and the other $50 million swap is on our 6.45 percent notes due in 2008. In December 2003, we entered into another $50 million fixed-to-floating interest rate swap on our 7.5 percent notes due in 2008.
The purpose of entering into these swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability (loss) of $4 million at September 30, 2005.
Other Forward Contracts
As a supplement to our foreign exchange cash flow hedging program, in January 2004 we began to enter into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in earnings when realized in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of September 30, 2005, we had forward contracts with a notional value of $95.4 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $64.2 million to buy Euros, forward contracts with a notional value of $32.3 million to sell Canadian Dollars and forward contracts with a notional value of $6.2 million to buy Singapore Dollars.
CASH FLOW
The following table summarizes our cash flow activity for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
Net Cash Provided by (Used by):	2005	2004
	(Dollars in millions)
Operating activities	$195.3	$236.5
Investing activities	$(102.3)	$(73.0)
Financing activities	$(167.3)	$(200.1)
Discontinued operations	$26.0	$3.2

Operating Activities
Net cash provided by operating activities decreased $41.2 million from $236.5 million during the nine months ended September 30, 2004 to $195.3 million during the nine months ended September 30, 2005. The decrease in net cash from operations was primarily due to higher working capital requirements to support the increase in sales and production rates for large commercial aircraft, offset partially by higher income. Net cash provided by operating activities in the nine months ended September 30, 2005 also included an increase in the accounts receivable sold under our securitization program of $18.8 million, offset by worldwide pension contributions of $40.1 million and net tax payments of approximately $35 million. Net cash provided by operating activities in the nine months ended September 30, 2004 included cash received from the termination of certain life insurance policies of $23.4 million and a prepayment of a receivable from Northrop Grumman of $10 million, offset by worldwide pension contributions of $50 million, net tax payments of approximately $36 million and the acquisition of certain aftermarket rights of $15 million.
Investing Activities
Net cash used by investing activities was $102.3 million in the nine months ended September 30, 2005 and $73 million in the nine months ended September 30, 2004. Net cash used by investing activities for the nine months ended September 30, 2005 included capital expenditures of $103.4 million and an acquisition of the minority interest in one of our businesses of $8.8 million. Net cash used by investing activities in the nine months ended September 30, 2004 included capital expenditures of $82.2 million.
On October 31, 2005, we acquired Sensors Unlimited, Inc. for approximately $60 million.
Financing Activities
Net cash used by financing activities was $167.3 million in the nine months ended September 30, 2005, compared to $200.1 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we redeemed all remaining outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $182.1 million. Also during the nine months ended September 30, 2005, we issued common stock of $101.2 million, primarily from the exercise of stock options, and paid dividends to shareholders of $72.2 million. During the nine months ended September 30, 2004, we repaid the balance of the QUIPS of $63.5 million, redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds, repurchased $15.2 million principal amount of long-term debt on the open market and redeemed $5.9 million principal amount of industrial revenue bonds. Additionally, we paid dividends to shareholders of $70.9 million and issued common stock, primarily from the exercise of stock options, of $23.0 million in the nine months ended September 30, 2004.

Discontinued Operations
Net cash provided by discontinued operations was $26 million in the nine months ended September 30, 2005 and $3.2 million in the nine months ended September 30, 2004. After tax proceeds of approximately $27 million from the sale of Test Systems were included in the net cash provided by discontinued operations in the nine months ended September 30, 2005.
CONTINGENCIES
General
There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed when incurred.
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
Our Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $82.2 million and $88.5 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 and December 31, 2004, $14.6 million and $16.2 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At September 30, 2005 and December 31, 2004, $29.8 million and $29.6 million, respectively, was associated with ongoing operations and $52.4 million and $58.9 million, respectively, was associated with businesses previously disposed of or discontinued.
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
A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these claims, as well as against any other claims that may be asserted against us on the theories described above. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. We believe any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to us. If we are ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, we believe such finding would not have a material adverse effect on our financial condition, but could have a material adverse effect on the results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Guarantees
We have guaranteed amounts owed by Coltec Capital Trust with respect to the $150 million of outstanding TIDES, which includes $5 million of TIDES beneficially owned by Coltec, and have guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and our guarantee with respect to the TIDES remains an obligation of ours. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us for any costs and liabilities arising under or related to the TIDES after the spin-off.
On October 27, 2005, the trustee for the TIDES issued a notice of redemption stating that Coltec and Coltec Capital Trust have elected to optionally redeem on November 28, 2005 all of the outstanding TIDES and underlying convertible subordinated debentures. Our guarantee of the TIDES will terminate upon full payment of the redemption price of all of the TIDES, subject to reinstatement if at any time any TIDES holder must repay any sums paid to it with respect to the TIDES or our guarantee.
In addition to our guarantee of the TIDES, at September 30, 2005, we had an outstanding contingent liability for guarantees of debt and lease payments of $2.5 million, letters of credit and bank guarantees of $51.3 million and residual value of lease obligations of $50.6 million.

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
Tax
We are continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by us are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements. As of September 30, 2005, we had recorded tax contingency reserves of approximately $317.3 million.
In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, we were notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund would also bear interest to the date of payment. As of September 30, 2005, the interest amount was approximately $50 million before tax, or approximately $33 million after tax. The U.S. Court of Federal Claims entered a final judgment in this case on February 15, 2005. During July 2005, the Government filed its brief related to its appeal of the decision with the United States Court of Appeals for the Federal Circuit. If the trial court’s decision is ultimately upheld, we will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, we expect to record income of approximately $148 million, after tax, based on interest through September 30, 2005, including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.
In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. At the time of settlement or final determination by the court, there will be a net cash cost to us due at least in part to the reversal of a timing item. We believe that our total net cash cost is unlikely to exceed $100 million. We reserved the estimated liability associated with these cases. We are in advanced stages of discussion with the IRS to settle the Rohr case and to resolve the open issues in the tax years through 1999 as described below.

The current IRS examination cycle began on September 29, 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. The prior examination cycle which began in March 2002 has reached an advanced stage of discussion with the IRS. We anticipate substantially all of the open issues for the consolidated income tax groups in the audit periods identified below to be resolved in 2006:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)

Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)

Goodrich Corporation and Subsidiaries	1998 — 1999 (including Rohr and Coltec)
There are numerous tax issues that have been raised during the examination by the IRS, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We have reached a tentative agreement with the IRS on a substantial number of the issues raised in the prior examination cycle and the U.S. Tax Court litigation involving Rohr described above. The final settlement of these issues is subject to a further review and approval process, the outcome of which cannot be predicted at this time. If we settle pursuant to these discussions, we would anticipate reversing some portion of previously established reserves, which could be material to our financial statements. We anticipate a final settlement in 2006.
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board has held that the deductions associated with the leased equipment were non-business deductions. Rohr made a voluntary payment during the three months ended March 31, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. The remaining tax assessment of approximately $4.6 million continues to be contested by Rohr. The State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. Therefore, the amount of interest on the remaining tax assessment is approximately $29 million (including penalty interest of approximately $10 million). We believe that we are adequately reserved for this contingency. Under California law, Rohr will be required to pay the full amount of tax and interest prior to filing any suit for refund. Rohr expects to make this payment and file suit for a refund in late 2005 or early 2006.

NEW ACCOUNTING STANDARDS
Accounting Changes and Error Corrections
During May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). Under APB Opinion No. 20, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. SFAS 154 will apply to all accounting changes made after adoption of the statement, which is required by the fiscal year beginning after December 15, 2005. We plan to adopt SFAS 154 no later than January 1, 2006. We do not expect the adoption of SFAS 154 to have a material impact on our financial condition, results of operations or cash flows.
Inventory Costs
The FASB recently issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. We plan to adopt SFAS 151 no later than that date. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards (IAS) 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement will apply to our businesses if they become subject to “abnormal costs” as defined in SFAS 151. We do not expect the adoption of SFAS 151 to have a material impact on our financial condition, results of operations or cash flows.

Share-Based Payments
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. We adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 123(R) requires that we use the valuation technique that best fits the circumstances. We currently use the Black-Scholes formula to estimate the fair value of stock options granted to employees, and are evaluating other valuation techniques. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, which is our current practice. As a result, the adoption of SFAS 123(R) will thus reduce net operating cash flows and increase net financing cash flows in the periods after the effective date. SFAS 123(R) also requires that we estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. Our current policy is to recognize forfeitures as they occur. On April 14, 2005, the SEC announced that registrants that are not small business issuers must adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt SFAS 123(R) on January 1, 2006.
In accordance with SFAS 123(R), the explicit service period for employees that are eligible to retire or become eligible to retire is considered to be nonsubstantive, which would require compensation cost to be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our current policy is to recognize compensation cost over the explicit service period (i.e., up to the date of actual retirement) as opposed to through the date the employee first becomes eligible to retire. Upon adoption of SFAS 123(R), we will be required to change our policy and to recognize compensation expense for awards granted subsequent to January 1, 2006 over a period ending with the date the employee first becomes eligible for retirement. If we had previously applied the nonsubstantive vesting provisions of SFAS 123(R) when we adopted SFAS 123 on January 1, 2004, recognized compensation cost would have decreased by approximately $2 million and $1 million for the quarter ended September 30, 2005 and 2004, respectively, and increased by approximately $5 million for the nine months ended September 30, 2005 and 2004.
Based upon current assumptions regarding nonsubstantive vesting and grants of stock-based compensation in 2006, recognized compensation cost is expected to increase by approximately $9 million for the year ending December 31, 2006 as a result of adopting SFAS 123(R).

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
Under the guidance provided in FSP 109-1, the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on our deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our income tax return. We continue to expect that the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction will not result in a material impact on our effective income tax rate in 2005.

In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not have been in a position to assess the impact of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. Although the deduction is subject to a number of limitations and uncertainty remains regarding the interpretation of many of the Act’s provisions, we believe that we have the information necessary to make an informed decision on the impact of the Act on our repatriation plans. Based on that decision, we plan to repatriate approximately $122 million in extraordinary dividends, as defined in the Act during 2005, and accordingly, have recorded a tax liability of approximately $5.9 million as of September 30, 2005. In accordance with SFAS 109 and APB 23, we have not provided U.S. deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries of $259.6 that result primarily from the remaining undistributed earnings we intend to reinvest indefinitely. Determination of the liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
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
In accordance with SFAS 5, we record tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of September 30, 2005 and December 31, 2004, we had recorded tax contingency reserves of approximately $317.3 million and $315.8 million, respectively.
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

Sales Incentives
We offer sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as Other Assets and amortized as Cost of Sales over the contract period. At September 30, 2005 and December 31, 2004, the carrying amount of sales incentives were $67.4 million and $56.5 million, respectively.
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
Entry fees are recorded as Other Assets and are amortized on a straight-line basis to Cost of Sales over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. The net carrying amount of entry fees was $107.4 million and $111.3 million at September 30, 2005 and December 31, 2004, respectively. The carrying amount of entry fees is evaluated for impairment at least annually or when other indicators of impairment exist. Impairment is assessed based on the expected undiscounted cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If impairment exists, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the nine months ended September 30, 2005 and 2004.
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
Important factors that could cause actual results to differ include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 and A380, the Boeing 787 Dreamliner, the EMBRAER 190, and the Lockheed Martin F-35 Joint Strike Fighter and F-22 Raptor;

•	our ability to extend our contracts with Boeing relating to the 787 Dreamliner beyond the initial contract period;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	global demand for aircraft spare parts and aftermarket services;

•	the actual amount of future liabilities assumed by us pursuant to the partial settlement with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the possibility of additional contractual disputes with Northrop Grumman related to the purchase of Aeronautical Systems;

•	the resolution of tax litigation involving Coltec Industries Inc and Rohr, Inc. and the resolution of the IRS examination cycle for our tax years through 1999;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies (including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts).
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2004 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 16, “Derivatives and Hedging Activities” in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities. At September 30, 2005, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $2.6 million. At September 30, 2005, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $102.6 million. The fair value of these forward contracts was $38.2 million at September 30, 2005. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based upon that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance regarding management’s disclosure control objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the quarter ended September 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (2)	the Plans or Programs (2)
July 2005	—	$—	N/A	N/A
August 2005	18,690	44.89	N/A	N/A
September 2005	7,329	45.24	N/A	N/A

Total	26,019	$45.06	N/A	N/A

(1)	The issuer purchases during the period covered by this report represent shares delivered to us by employees to pay withholding taxes due upon the vesting of restricted stock units and to pay the exercise price of employee stock options.

(2)	In connection with the exercise of employee stock options and vesting of restricted stock awards, restricted stock unit awards and deferred long-term incentive plan awards, we from time to time accept delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options or the vesting of restricted stock awards, restricted stock unit awards or deferred long-term incentive plan awards. We do not otherwise have any plan or program to purchase our common stock.

Item 3. Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Form of nonqualified stock option award agreement.

Exhibit 10.2	Form of restricted stock award agreement.

Exhibit 10.3	Form of restricted stock unit award agreement.

Exhibit 10.4	Form of restricted stock unit special award agreement.

Exhibit 10.5	Form of performance unit award agreement.

Exhibit 10.6	Goodrich Corporation Pension Benefit Restoration Plan, amended and restated effective January 1, 2002.

Exhibit 10.7	Goodrich Corporation Savings Benefit Restoration Plan, amended and restated effective January 1, 2002.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2005	GOODRICH CORPORATION
/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Senior Vice President and Chief Financial Officer

/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Form of nonqualified stock option award agreement.*

Exhibit 10.2	Form of restricted stock award agreement.*

Exhibit 10.3	Form of restricted stock unit award agreement.*

Exhibit 10.4	Form of restricted stock unit special award agreement.*

Exhibit 10.5	Form of performance unit award agreement.*

Exhibit 10.6	Goodrich Corporation Pension Benefit Restoration Plan, amended and restated effective January 1, 2002.*

Exhibit 10.7	Goodrich Corporation Savings Benefit Restoration Plan, amended and restated effective January 1, 2002.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.*

Exhibit 32	Section 1350 Certifications.*

*	Filed herewith.