Form 10-K
period 2005-12-31
GOODRICH CORP
filed 2006-02-22
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity of the registrant, consisting solely of common stock, held by nonaffiliates of the registrant as of June 30, 2005 was $5.5 billion.

The number of shares of common stock outstanding as of January 31, 2006 was 123,408,839 (excluding 14,000,000 shares held by a wholly owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement dated March 10, 2006 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

PART I

Item 1.  Business

Overview

We are one of the largest worldwide suppliers of components, systems and services to the commercial and general aviation airplane markets. We are also a leading supplier of systems and products to the global defense and space markets. Our business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America, Europe and Asia.

We were incorporated under the laws of the State of New York on May 2, 1912 as the successor to a business founded in 1870.

Our principal executive offices are located at Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, North Carolina 28217 (telephone 704-423-7000).

We maintain an Internet site at http://www.goodrich.com. The information contained at our Internet site is not incorporated by reference in this report, and you should not consider it a part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Internet site as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. In addition, we maintain a corporate governance page on our Internet site that includes key information about our corporate governance initiatives, including our Guidelines on Governance, the charters for our standing board committees and our Business Code of Conduct. These materials are available to any shareholder upon request.

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations include the Performance Materials segment, which was sold in February 2001, the Engineered Industrial Products segment, which was spun-off to shareholders in May 2002, the Avionics business, which was sold in March 2003, the Passenger Restraints business, which ceased operating during the first quarter of 2003, and the Test Systems business, which was sold in April 2005.

Unless the context otherwise requires, the terms “we”, “our”, “us”, “Company” and “Goodrich” as used herein refer to Goodrich Corporation and its subsidiaries.

As used in this Form 10-K, the following terms have the following meanings:

•	“commercial” means large commercial and regional airplanes;

•	“large commercial” means commercial airplanes with a capacity of 100 or more seats, including those manufactured by Airbus S.A.S (Airbus) and The Boeing Company (Boeing);

•	“regional” means commercial airplanes with a capacity of less than 100 seats; and

•	“general aviation” means business jets and all other non-commercial, non-military airplanes.

Acquisitions

Sensors Unlimited, Inc.

On October 31, 2005, we acquired Sensors Unlimited, Inc. (SUI) for $60.9 million in cash. The purchase price is subject to post-closing adjustments. SUI develops imaging products and technologies and is included in our Electronics Systems segment.

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

Discontinued Operations

Sale of the Test Systems Business

On April 19, 2005, we completed the sale of our Test Systems business to Aeroflex Incorporated for $34 million in cash, net of expenses and purchase price adjustments. We reported an after tax gain on the sale of this business of $13.2 million, or $0.11 per diluted share, in the quarter ended June 30, 2005. Prior periods have been adjusted to reflect Test Systems as a discontinued operation.

Sale of the Avionics Business

On March 28, 2003, we completed the sale of our Avionics business (Avionics) to L-3 Communications Corporation for $188 million, or $181 million net of fees and expenses. The gain on the sale was $63 million after tax, which was reported as income from discontinued operations. Avionics marketed a variety of state-of-the art Avionics instruments and systems primarily for general aviation and military aircraft. Prior period financial statements have been adjusted to reflect Avionics as a discontinued operation.

Passenger Restraint Systems

During the first quarter of 2003, our Passenger Restraint Systems (PRS) business ceased operations. Prior period financial statements have been adjusted to reflect the PRS business as a discontinued operation.

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

The $150 million of outstanding Coltec Capital Trust 5 1/4 percent convertible trust preferred securities (TIDES) that were reflected in liabilities of discontinued operations prior to the spin-off remained outstanding as part of the EnPro capital structure following the spin-off. The TIDES were convertible into shares of both Goodrich and EnPro common stock. We guaranteed amounts owed by Coltec Capital Trust with respect to the TIDES and guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. EnPro, Coltec and Coltec Capital Trust agreed to indemnify us for any costs and liabilities arising under or related to the TIDES after the spin-off. On November 28, 2005, Coltec Capital Trust redeemed all of the outstanding TIDES. Our guarantee of the TIDES terminated upon full payment of the redemption price of all of the TIDES, subject to reinstatement if at any time any TIDES holder must repay any sums paid to it with respect to the TIDES or our guarantee.

Sale of Performance Materials Segment

On February 28, 2001, we completed the sale of our Performance Materials (PM) segment to an investor group led by AEA Investors, Inc. for approximately $1.4 billion. Total net proceeds, after anticipated tax payments and transaction costs, included approximately $1 billion in cash and $172 million in payment-in-kind notes (Noveon PIK Notes) issued by the buyer, which is now known as Noveon International Inc. (Noveon). The transaction resulted in an after tax gain of $93.5 million.

In June and October 2002, Noveon prepaid a total of $62.5 million of the outstanding principal of the Noveon PIK Notes for $49.8 million in cash. Because these prepayments did not exceed the original discount recorded at the inception of the notes, no gain or loss was required to be recognized. We sold the remaining Noveon PIK Notes in March 2003 for $155.8 million, which resulted in an after tax gain of $4.6 million.

Pursuant to the terms of the transaction, we retained certain assets and liabilities, primarily pension, postretirement and environmental liabilities, of PM. We also agreed to indemnify Noveon for liabilities arising from certain events as defined in the agreement. Such indemnification is not expected to be material to our financial condition, but could be material to our results of operations in a given period.

Business Segments

We have three business segments: Airframe Systems, Engine Systems and Electronic Systems. For financial information about the sales, operating income and assets of our segments, as well as financial information about sales by product categories, see Note 3 to our Consolidated Financial Statements.

A summary of the products and services provided by our business segments is as follows:

Airframe Systems

Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe Systems also includes the aviation technical services business unit, which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment also includes the actuation systems and flight controls business units. The actuation systems business unit provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. The actuation systems business unit also provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats. The engineered polymer products business unit provides large-scale marine composite structures, marine acoustic materials, acoustic/vibration damping structures, fireproof composites and high performance elastomer formulations to government and commercial customers.

Engine Systems

Engine Systems includes the aerostructures business, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems, engine controls and customer services business units. The cargo systems business unit produces fully integrated main deck and lower lobe cargo systems for wide body aircraft. The engine controls business unit provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump, metering unit nozzles, and engine health monitoring systems. The customer services business unit primarily sells aftermarket products.

Electronic Systems

Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensor systems that measure and manage aircraft fuel and monitor oil debris, engine, and transmission and structural health. The segment’s products also include ice detection systems, interior and exterior aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems, laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats, crew and attendant seating, engine shafts primarily for helicopters, electronic flight bags and air data probes, reduced vertical separation minimums (RVSM) sensors, specialty heated products, potable water systems, drain masts, proximity sensors, laser perimeter awareness systems (LPAS) and cockpit video systems. The power systems business unit provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for both main and back-up electrical power, electric starters, electric starter generating systems, power management and distribution systems. The hoists and winches business unit, provides airborne hoists and winches used on both helicopters and fixed wing aircraft. The segment also includes, as a result of the acquisition of SUI in October 2005, short wave (SWIR) and near infrared (NIR) imaging products for a variety of military and commercial customers.

Key Products

Our key products include:

•	Nacelles — the structure surrounding an aircraft engine. Components that make up a nacelle include thrust reversers, inlet and fan cowls, nozzle assemblies, pylons and other structural components. Aerostructures is one of a few businesses that is a nacelle integrator, which means that we have the capabilities to design and manufacture all components of a nacelle, dress the engine systems and coordinate the installation of the engine and nacelle to the aircraft.

•	Actuation systems — equipment that utilizes linear, rotary or fly-by-wire actuation to control movement. We manufacture a wide-range of actuators including primary and secondary flight controls, helicopter main and tail rotor actuation, engine and nacelle actuation, utility actuation, precision weapon actuation and land vehicle actuation.

•	Landing gear — complete landing gear systems for commercial, general aviation and defense aircraft.

•	Aircraft wheels and brakes — aircraft wheels and brakes for a variety of commercial, general aviation and defense applications.

•	Engine control systems — applications for civil engines, large and small, helicopters and all forms of military aircraft. Our products include fuel metering controls, fuel pumping systems, electronic controls (software and hardware), variable geometry actuation controls and engine health monitoring systems.

•	Optical and space systems — high performance custom engineered electronics, optics, shortwave infrared cameras and arrays, and electro-optical products and services for sophisticated defense, scientific and commercial applications.

•	Sensor systems — aircraft and engine sensors that provide critical measurements for flight control, cockpit information and engine control systems.

•	Power systems — aircraft electrical power systems for large commercial airplanes, business jets and helicopters. We supply these systems to defense and civil customers around the globe.

Customers

We serve a diverse group of customers worldwide in the commercial and general aviation airplane markets and in the global defense and space markets. We market our products, systems and services directly to our customers through an internal marketing and sales force.

In 2005, 2004 and 2003, direct and indirect sales to the United States (U.S.) government totaled approximately 18 percent, 20 percent and 19 percent, respectively, of consolidated sales. Indirect sales to the U.S. government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In 2005, 2004 and 2003, direct and indirect sales to Airbus totaled approximately 16 percent, 16 percent and 14 percent, respectively, of consolidated sales. In 2005, 2004 and 2003, direct and indirect sales to Boeing totaled approximately 12 percent, 13 percent and 17 percent, respectively, of consolidated sales.

Competition

The aerospace industry in which we operate is highly competitive. Principal competitive factors include price, product and system performance, quality, service, design and engineering capabilities, new product innovation and timely delivery. We compete worldwide with a number of

U.S. and foreign companies that are both larger and smaller than us in terms of resources and market share, and some of which are our customers.

The following table lists the companies that we consider to be our major competitors for each major aerospace product or system platform for which we believe we are one of the leading suppliers.

System	Primary Market Segments	Major Non-Captive Competitors(1)

Airframe Systems
Flight Control Actuation	Large Commercial/ Defense	Parker Hannifin Corporation; United Technologies Corporation; Smiths Group plc; Liebherr-Holding GmbH; Moog Inc.

Heavy Airframe Maintenance	Large Commercial	TIMCO Aviation Services, Inc.; SIA Engineering Company Limited; Singapore Technologies Engineering Ltd.; Lufthansa Technik AG; PEMCO Aviation Group, Inc.

Landing Gear	Large Commercial/ Defense	Messier-Dowty (a subsidiary of SAFRAN), Liebherr-Holding GmbH; Héroux-Devtek Inc.

Wheels and Brakes	Large Commercial/ Regional/Business	Honeywell International Inc.; Messier-Bugatti (a subsidiary of SAFRAN); Aircraft Braking Systems Corporation; Dunlop Standard Aerospace Group plc., a division of Meggitt plc

Engine Systems

Cargo Systems	Large Commercial	Telair International (a subsidiary of Teleflex Incorporated); Ancra International LLC, AAR Manufacturing Group, Inc.

Turbomachinery Products	Aero and Industrial Turbine Components	Blades Technology; Samsung; Howmet (a division of Alcoa Inc.); PZL (a division of United Technologies Corporation), Honeywell — Greer (a division of Honeywell International, Inc.)

Engine Controls	Large Commercial/ Defense	United Technologies Corporation; BAE Systems plc; Honeywell International Inc.; Argo-Tech Corporation, Woodward Governor Company

Turbine Fuel Technologies	Large Commercial/ Military/Regional & Business	Parker Hannifin Corporation; Woodward Governor Company

Nacelles/Thrust Reversers	Large Commercial/Military	Aircelle (a subsidiary of SAFRAN); General Electric Company, Spirit Aerosystems, Inc.

Electronic Systems

Aerospace Hoists/Winches	Defense/Search & Rescue/ Commercial Helicopter	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)

Aircraft Crew Seating	Large Commercial/ Regional/Business	Ipeco Holdings Ltd; Sicma Aero Seat (a subsidiary of Zodiac S.A.); EADS Sogerma Services (a subsidiary of EADS European Aeronautical Defense and Space Co.); B/E Aerospace, Inc.; C&D Aerospace Group

De-Icing Systems	Large Commercial/ Regional/Business/ Defense	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.

System	Primary Market Segments	Major Non-Captive Competitors(1)

Ejection Seats	Defense	Martin-Baker Aircraft Co. Limited

Evacuation Systems	Large Commercial/ Regional	Air Crusiers (a subsidiary of Zodiac S.A.) Smiths Group plc; Parker Hannifin Corporation

Fuel and Utility Systems	Large Commercial/ Defense	Honeywell International Inc.; Diehl Luftfahrt Elecktronik GmbH (DLE)

Lighting	Large Commercial/ Regional/Business/ Defense	Page Aerospace Limited; LSI Luminescent Systems Inc.

Optical Systems	Defense/Space	BAE Systems, plc; ITT Industries, Inc.; L-3 Communications Holdings, Inc.; Honeywell International Inc.

Power Systems	Large Commercial/ Regional/Business/ Defense	Honeywell International Inc.; Smiths Group plc; United Technologies Corporation

Propulsion Systems	Defense	Danaher Corp (Pacific Scientific, McCormick Selph, SDI); Scot, Inc.; Talley Defense Systems

Sensors	Large Commercial/ Regional/Business/ Defense	Honeywell International Inc.; Thales, S.A.; Auxitrol (a subsidiary of Esterline Technologies Corporation)

(1)	Excludes aircraft manufacturers, airlines and prime defense contractors who, in some cases, have the capability to produce these systems internally.

Backlog

At December 31, 2005, we had a backlog of approximately $4.4 billion, of which approximately 70 percent is expected to be filled during 2006. The amount of backlog at December 31, 2004 was approximately $3.5 billion. Backlog includes fixed, firm contracts that have not been shipped and for which cancellation is not anticipated. Backlog is subject to delivery delays or program cancellations, which are beyond our control.

Raw Materials and Components

We purchase a variety of raw materials and components for use in the manufacture of our products, including aluminum, titanium, steel and carbon fiber. In some cases we rely on sole-source suppliers for certain of these raw materials and components, and a delay in delivery of these materials and components could create difficulties in meeting our production and delivery obligations. During 2005, we experienced margin and cost pressures in some of our businesses due to increased prices and limited availability of some raw materials, such as titanium and steel. We are taking steps to address these issues and we believe that we currently have adequate sources of supply for our raw materials and components.

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

Research and Development

We perform research and development under company-funded programs for commercial products and under contracts with others. Research and development under contracts with others is performed on both defense and commercial products. Total research and development expenses from continuing operations in the years ended December 31, 2005, 2004 and 2003 were $379 million, $346.2 million and $287.5 million, respectively. Of these amounts, $112.1 million, $99.5 million and $87.9 million, respectively, were funded by customers.

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

Human Resources

As of December 31, 2005, we had approximately 15,300 employees in the U.S. Additionally, we employed approximately 7,300 people in other countries. We believe that we have good relationships with our employees. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through March 2010. Approximately 15 percent of our global labor force is covered by collective bargaining arrangements and approximately 8 percent of our global labor force is covered by collective bargaining arrangements that will expire within one year. There were no material work stoppages during 2005.

Foreign Operations

We are engaged in business in foreign markets. Our foreign manufacturing and service facilities are located in Australia, Canada, China, England, France, Germany, India, Indonesia, Ireland, Japan, Mexico, Poland, Scotland, Spain and Singapore. We market our products and services through sales subsidiaries and distributors in a number of foreign countries. We also have joint venture agreements with various foreign companies.

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

For financial information about our U.S. and foreign sales and assets, see Note 3 to our Consolidated Financial Statements.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows can be affected by a number of factors, including but not limited to those set forth below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Our future success is dependent on demand for and market acceptance of new commercial and military aircraft programs.

We are currently under contract to supply components and systems for a number of new commercial, general aviation and military aircraft programs, including the Airbus A380 and

A350, the Boeing 787 Dreamliner, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 JSF and F-22 Raptor. We have made and will continue to make substantial investments and incur substantial development costs in connection with these programs. We cannot provide assurance that each of these programs will enter full-scale production as expected or that demand for the aircraft will be sufficient to allow us to recoup our investment in these programs. In addition, we cannot assure you that we will be able to extend our contracts relating to these programs beyond the initial contract periods. If any of these programs are not successful, it could have a material adverse effect on our business, financial condition or results of operations.

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

Capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a substantial portion of commercial airplane OE deliveries are scheduled beyond 2006, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. Aftermarket sales and service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements that increase reliability and performance. A reduction in spending by airlines or aircraft manufacturers could have a significant effect on the demand for our products, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

Current conditions in the airline industry could adversely affect our business and financial results.

Increases in fuel costs, high labor costs and heightened competition from low cost carriers have adversely affected the financial condition of some commercial airlines. Recently, several airlines have declared bankruptcy or indicated that bankruptcy may be imminent. A portion of our sales are derived from the sale of products directly to airlines, and we sometimes provide sales incentives to airlines and record unamortized sales incentives as other assets. If an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline and we may be required to record a charge related to unamortized sales incentives to the extent they cannot be recovered.

A significant decline in business with Airbus or Boeing could adversely affect our business and financial results.

For the year ended December 31, 2005, approximately 16 percent and 12 percent of our sales were made to Airbus and Boeing, respectively, for all categories of products, including original equipment (OE) and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for our defense and space-related products is dependent upon government spending.

Approximately 28 percent of our sales for the year ended December 31, 2005 were derived from the military and space market segments. Included in that category are direct and indirect sales to the U.S. Government, which represented approximately 18 percent of our sales for the year ended December 31, 2005. The military and space market segments are largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending or levels of military flight operations could curtail or enhance our prospects in these market segments, depending upon the programs affected.

Our business could be adversely affected if we are unable to obtain the necessary raw materials and components.

We purchase a variety of raw materials and components for use in the manufacture of our products, including aluminum, titanium, steel and carbon fiber. The loss of a significant supplier or the inability of a supplier to meet our performance and quality specifications or delivery schedules could affect our ability to complete our contractual obligations to our customers on a satisfactory, timely and/or profitable basis. These events may adversely affect our operating results, result in the termination of one or more of our customer contracts or damage our reputation and relationships with our customers. All of these events could have a material adverse effect on our business.

We use a number of estimates in accounting for some long-term contracts. Changes in our estimates could materially affect our future financial results.

We account for sales and profits on some long-term contracts in accordance with the percentage-of-completion method of accounting, using the cumulative catch-up method to account for revisions in estimates. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. These assumptions involve various levels of expected performance improvements. Under the cumulative catch-up method, the impact of revisions in our estimates related to units shipped to date is recognized immediately.

Because of the significance of the judgments and estimates described above, it is likely that we could record materially different amounts if we used different assumptions or if the underlying circumstances or estimates were to change. Accordingly, changes in underlying assumptions, circumstances or estimates may materially affect our future financial performance.

Competitive pressures may adversely affect our business and financial results.

The aerospace industry in which we operate is highly competitive. We compete worldwide with a number of U.S. and foreign companies that are both larger and smaller than we are in terms of resources and market share, and some of which are our customers. While we are the market and technology leader in many of our products, in certain areas some of our competitors may have more extensive or more specialized engineering, manufacturing or marketing capabilities and lower manufacturing cost. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

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

We have periodically experienced significant increases in expenses related to our employee and retiree medical and pension benefits. Although we have taken action seeking to contain these cost increases, including making material changes to some of these plans, there are risks that our expenses will rise as a result of continued increases in medical costs due to increased usage of medical benefits and medical cost inflation in the U.S. Pension expense may increase if investment returns on our pension plan assets do not meet our long-term return assumption, if there are further reductions in the discount rate used to determine the present value of our benefit obligation, or if other actuarial assumptions are not realized.

The aerospace industry is highly regulated.

The aerospace industry is highly regulated in the U.S. by the Federal Aviation Administration and in other countries by similar regulatory agencies. We must be certified by these agencies and, in some cases, by individual OE manufacturers in order to engineer and service systems and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, in the future, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

We may have liabilities relating to environmental laws and regulations that could adversely affect our financial results.

We are subject to various domestic and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We are currently involved in the investigation and remediation of a number of sites for which we have been identified as a potentially responsible party under these laws. Based on currently available information, we do not believe that future environmental costs in excess of those accrued with respect to such sites will have a material adverse effect on our financial condition. We cannot assure you that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations and/or cash flows in a given period.

Third parties may not satisfy their contractual obligations to indemnify us for environmental and other claims arising out of our divested businesses.

In connection with the divestiture of our tire, vinyl and other businesses, we received contractual rights of indemnification from third parties for environmental and other claims arising out of the divested businesses. If these third parties do not honor their indemnification obligations to us, it could have a material adverse effect on our financial condition, results of operations and/or cash flows.

Any material product liability or environmental claims in excess of insurance may adversely affect us.

We are exposed to potential liability for personal injury or death with respect to products that have been designed, manufactured, serviced or sold by us, including potential liability for asbestos and other toxic tort claims. In addition, we are exposed to potential liability pursuant to various domestic and international environmental laws and regulations. While we believe that we have substantial insurance coverage available to us related to any such claims, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a cost acceptable to us. Any material liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our financial condition, results of operations and/or cash flows.

Any material product warranty obligations may adversely affect us.

Our operations expose us to potential liability for warranty claims made by third parties with respect to aircraft components that have been designed, manufactured, distributed or serviced by us. Any material product warranty obligations could have a material adverse effect on our financial condition, results of operations and/or cash flows.

Our operations depend on our production facilities throughout the world. These production facilities are subject to physical and other risks that could disrupt production.

Our production facilities could be damaged or disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or a pandemic. Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We cannot assure you that we will have insurance to adequately compensate us for any of these events.

We have significant international operations and assets and are therefore subject to additional financial and regulatory risks.

We have operations and assets throughout the world. In addition, we sell our products and services in foreign countries and seek to increase our level of international business activity. Accordingly, we are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on our financial condition, results of operations and/or cash flows.

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

On May 31, 2002, we completed the spin-off of our wholly owned subsidiary, EnPro. Prior to the spin-off, we contributed the capital stock of Coltec to EnPro. At the time of the spin-off, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these claims, as well as against any other claims that may be asserted against us on the theories described above. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. We believe any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to us. If we are ultimately found to be responsible for the asbestos-related liabilities of Coltec’s subsidiaries, we believe it would not have a material adverse effect on our financial condition, but could have a material adverse effect on our results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on our financial condition, results of operations and/or cash flows.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate manufacturing plants and service and other facilities throughout the world.

Information with respect to our significant facilities that are owned or leased is set forth below:

			Approximate
			Number of
Segment	Location	Owned or Leased	Square Feet

Airframe Systems	Everett, Washington(1)	Owned/Leased	962,000
	Cleveland, Ohio	Owned/Leased	445,000
	Wolverhampton, England	Owned	430,000
	Troy, Ohio	Owned	405,000
	Oakville, Canada	Owned/Leased	383,000
	Vernon, France	Owned	273,000
	Miami, Florida	Owned	200,000
Engine Systems	Chula Vista, California	Owned	1,835,000
	Riverside, California	Owned	1,162,000
	Neuss, Germany	Owned/Leased	380,000
	Birmingham, England	Owned	377,000
	Foley, Alabama	Owned	357,000
	Toulouse, France	Owned/Leased	302,000
	Singapore, Singapore	Owned	300,000
	Jamestown, North Dakota	Owned	269,000
	West Hartford, Connecticut	Owned	262,000
Electronic Systems	Danbury, Connecticut	Owned	523,000
	Burnsville, Minnesota	Owned	251,000
	Phoenix, Arizona	Owned	229,000
	Vergennes, Vermont	Owned	211,000

(1)	Although two of the buildings are owned, the land at this facility is leased.

Our headquarters is in Charlotte, North Carolina. In May 2000, we leased approximately 110,000 square feet for an initial term of ten years, with two five-year options to 2020. The offices provide space for our corporate and segment headquarters.

We and our subsidiaries are lessees under a number of cancelable and non-cancelable leases for real properties, used primarily for administrative, maintenance, repair and overhaul of aircraft, aircraft wheels and brakes and evacuation systems and warehouse operations.

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

Estimates of our environmental liabilities are based on currently available facts, present laws and regulations and current technology. These estimates take into consideration our prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities and the professional judgment of our environmental specialists in consultation with outside environmental specialists, when necessary. Estimates of our environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

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

Our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $81 million and $88.5 million at December 31, 2005 and December 31, 2004, respectively. At December 31, 2005 and December 31, 2004, $18.3 million and $16.2 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At December 31, 2005 and December 31, 2004, $31.4 million and $29.6 million, respectively, was associated with ongoing operations and $49.6 million and $58.9 million, respectively, was associated with businesses previously disposed of or discontinued.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years and will complete remediation in less than 30 years at all sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

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

We believe that we have substantial insurance coverage available to us related to any remaining claims. However, the primary layer of insurance coverage for most of these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan approved by the Illinois Department of Insurance. We cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

In addition, a portion of our primary and excess layers of general liability insurance coverage for most of these claims was provided by insurance subsidiaries of London United Investments plc (KWELM). KWELM is insolvent and in the process of distributing its assets and dissolving. In September 2004, we entered into a settlement agreement with KWELM pursuant to which we agreed to give up our rights with respect to the KWELM insurance policies in exchange for $18.3 million, subject to increase under certain circumstances. The settlement represents a negotiated payment for our loss of insurance coverage, as we no longer have the KWELM insurance available for claims that would have qualified for coverage. The initial settlement amount of $18.3 million was paid to us during 2004, was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods.

The KWELM insolvent fund managers made additional settlement distributions to us in 2005 totaling $11.3 million following completion of the insolvent scheme of arrangement process in the United Kingdom. The additional distribution was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods. One final distribution may be made depending on the final valuation of KWELM.

Tax

We are continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5) we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by us are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements. As of December 31, 2005, we had recorded tax contingency reserves of approximately $325.6 million.

In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, we were notified that the trial court ruled in favor of Coltec and ordered the U.S. Government to refund federal tax payments of $82.8 million to Coltec. This tax refund would also bear interest to the date of payment. As of December 31, 2005, the interest amount was approximately $52 million before tax, or approximately $33 million after tax. The U.S. Court of Federal Claims entered a final judgment in this case on February 15, 2005. During July 2005, the U.S. Government filed its brief related to its appeal of the decision with the U.S. Court of Appeals for the Federal Circuit. Coltec filed its brief related to the U.S. Government’s appeal on September 6, 2005. Oral arguments were heard by the U.S. Court of Appeals for the Federal Circuit on February 8, 2006. A decision is expected by the U.S. Court of Appeals for the Federal Circuit sometime in 2006. If the trial court’s decision is ultimately upheld, we will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, we expect to record income of approximately $149 million, after tax, based on interest through December 31, 2005, including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr has filed petitions in the U.S. Tax Court opposing the proposed assessments. At the time of settlement or final determination by the court, there will be a net cash outlay by cost to us, due at least in part to the reversal of a timing item. We believe that our total net cash outlay is unlikely to exceed $100 million. We reserved the estimated liability associated with these cases. We are in advanced stages of discussion with the IRS to settle the Rohr case and to resolve the open issues in the tax years through 1999 as described below.

Our current IRS examination cycle began on September 29, 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. The prior examination cycle which began in March 2002 has reached an advanced stage of discussion with the IRS. We anticipate substantially all of the open issues for the consolidated income tax groups in the audit periods identified below to be resolved in 2006:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition	)

Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition	)

Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec	)

There are numerous tax issues that have been raised during the examinations by the IRS, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We have reached a tentative agreement with the IRS on a substantial number of the issues raised in the prior examination cycle and the U.S. Tax Court litigation involving Rohr described above. The final settlement of these issues is subject to a further review and approval process, the outcome of which cannot be predicted at this time. If we settle pursuant to these discussions, we would anticipate reversing some portion of previously established reserves, which could be material to our financial statements. We anticipate a final settlement in 2006.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $19 million as of December 31, 2005. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003 for amounts not paid by March 31, 2005. The penalty interest is approximately $10 million as of December 31, 2005. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. Rohr made a voluntary payment during the three months ended March 31, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. Rohr made an additional payment during the three months ended December 31, 2005 of approximately $4.5 million related to the contested tax amount pursuant to the State’s assessment notice dated October 20, 2005. No payment has been made for the $19 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund before the end of 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Marshall O. Larsen, age 57, Chairman, President and Chief Executive Officer

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

John J. Carmola, age 50, Vice President and Segment President, Airframe Systems

Mr. Carmola joined the Company in 1996 as President of the Landing Gear Division. He served in that position until 2000, when he was appointed President of the Engine Systems Division. Later in 2000, Mr. Carmola was elected a Vice President of the Company and Group President, Engine and Safety Systems. In 2002, he was elected Vice President and Group President, Electronic Systems. He was elected Vice President and Segment President, Engine Systems, in 2003 and Vice President and Segment President, Airframe Systems, in 2005. Prior to joining the Company, Mr. Carmola served in various management positions with General Electric Company. Mr. Carmola received a B.S. in mechanical and aerospace engineering from the University of Rochester and an M.B.A. in finance from Xavier University.

Cynthia M. Egnotovich, age 48, Vice President and Segment President, Engine Systems

Ms. Egnotovich joined the Company in 1986 and served in various positions with the Ice Protection Systems Division, including Controller from 1993 to 1996, Director of Operations from 1996 to 1998 and Vice President and General Manager from 1998 to 2000. Ms. Egnotovich was appointed as Vice President and General Manager of Commercial Wheels and Brakes in 2000. She was elected a Vice President of the Company and Group President, Engine and Safety Systems in 2002. In 2003, she was elected Vice President and Segment President, Electronic Systems. Ms. Egnotovich was elected Vice President and Segment President, Engine Systems in 2005. Ms. Egnotovich received a B.B.A. in accounting from Kent State University and a B.S. in biology from Immaculata College.

John J. Grisik, age 59, Vice President and Segment President, Electronic Systems

Mr. Grisik joined the Company in 1991 as General Manager of the De-Icing Systems Division. He served in that position until 1993, when he was appointed General Manager of the Landing Gear Division. In 1995, he was appointed Group Vice President of Safety Systems and served in that position until 1996 when he was appointed Group Vice President of Sensors and Integrated Systems. In 2000, Mr. Grisik was elected a Vice President of the Company and Group President, Landing Systems. He was elected Vice President and Segment President, Airframe Systems, in 2003 and Vice President and Segment President, Electronic Systems, in 2005. Prior to joining the Company, Mr. Grisik served in various management positions with General Electric Company and U.S. Steel Company. Mr. Grisik received a B.S., M.S. and D.S. in engineering from the University of Cincinnati and an M.S. in management from Stanford University.

Terrence G. Linnert, age 59, Executive Vice President, Administration and General Counsel

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

Stephen R. Huggins, age 62, Senior Vice President, Strategy and Business Development

Mr. Huggins joined the Company in 1988 as Group Vice President, Specialty Products. He later served as Group Vice President, Engine and Fuel Systems from 1991 to 1995 and as Vice President, Business Development, Aerospace from 1995 to 1999. In 1999, he was elected Vice President, Strategic Planning and Chief Knowledge Officer. In 2000, Mr. Huggins was elected Senior Vice President, Strategic Resources and Information Technology. In 2003, Mr. Huggins was

elected Senior Vice President, Strategy and Business Development. Mr. Huggins received a B.S. in aerospace engineering from Virginia Polytechnic Institute.

Scott E. Kuechle, age 46, Senior Vice President and Chief Financial Officer

Mr. Kuechle joined the Company in 1983 as a Financial Analyst in the Company’s former Tire Division. He has held several subsequent management positions, including Manager of Planning and Analysis in the Tire Division, Manager of Analysis in Corporate Analysis and Control as well as Director of Planning and Control for the Company’s former Water Systems and Services Group. He was promoted to Director of Finance and Banking in 1994 and elected Vice President and Treasurer in 1998. Mr. Kuechle was elected Vice President and Controller in September 2004 and served in that position until his election as Senior Vice President and Chief Financial Officer in August 2005. Mr. Kuechle received a B.B.A. in economics from the University of Wisconsin — Eau Claire and an M.S.I.A. in finance from Carnegie-Mellon University.

Jerry S. Lee, age 64, Senior Vice President, Technology and Innovation

Mr. Lee joined the Company in 1979 as Manager of Engineering Science, Engineered Products Group. He later served as Director of R&D, Goodrich Aerospace from 1983 to 1988, Vice President, Technology from 1989 to 1998 and Vice President, Technology and Innovation from 1998 to 2000. In 2000, Mr. Lee was elected Senior Vice President, Technology and Innovation. Mr. Lee received a B.S. in mechanical engineering and Ph.D. in mechanical engineering from North Carolina State University.

Jennifer Pollino, age 41, Senior Vice President, Human Resources

Ms. Pollino joined the Company in 1992 as an Accounting Manager at Aircraft Evacuation Systems and since that time has served in a variety of positions, including Controller of Aircraft Evacuation Systems from 1995 to 1998, Vice President, Finance of the Safety Systems from 1999 to 2000, Vice President and General Manager of Aircraft Seating Products from 2000 to 2001, President and General Manager of Turbomachinery Products from 2001 to 2002 and President and General Manager of Aircraft Wheels and Brakes from 2002 to 2005. She was elected as Senior Vice President, Human Resources in February 2005. Prior to joining Goodrich, Ms. Pollino served as a Field Accounting Officer for the Resolution Trust Corporation from 1990 to 1992, as Controller of Lincoln Savings and Loan Association from 1987 to 1990 and as an Auditor for Peat Marwick Main & Co. from 1986 to 1987. Ms. Pollino received a B.B.A. in accounting from the University of Notre Dame.

Scott A. Cottrill, age 40, Vice President and Controller

Mr. Cottrill joined the Company in 1998 as Director — External Reporting. He later served as Director — Accounting and Financial Reporting from 1999 to 2002 and as Vice President, Internal Audit from 2002 to 2005. Mr. Cottrill was elected as Vice President and Controller effective October 2005. Prior to joining the Company, Mr. Cottrill served as a Senior Manager with PricewaterhouseCoopers LLP. Mr. Cottrill received a B.S. in accounting from The Pennsylvania State University and is a Certified Public Accountant and a Certified Internal Auditor.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock (symbol GR) is listed on the New York Stock Exchange. The following table sets forth on a per share basis, the high and low sale prices for our common stock for the periods indicated as reported on the New York Stock Exchange composite transactions reporting system, as well as the cash dividends declared on our common stock for these periods.

Quarter	High	Low	Dividend

2005
First	$39.11	$30.11	$.20
Second	42.98	36.45	.20
Third	45.82	40.25	.20
Fourth	44.99	33.60	.20
2004
First	$32.90	$26.60	$.20
Second	32.60	26.80	.20
Third	33.90	29.50	.20
Fourth	33.63	29.39	.20

As of December 31, 2005, there were 9,294 holders of record of our common stock.

Our debt agreements contain various restrictive covenants that, among other things, place limitations on the payment of cash dividends and our ability to repurchase our capital stock. Under the most restrictive of these agreements, $531.2 million of income retained in the business and additional capital was free from such limitations at December 31, 2005.

The following table summarizes our purchases of our common stock for the quarter ended December 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate
	(a)		Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number	(b)	Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased(1)	Paid Per Share	Programs(2)	or Programs(2)

October 2005	821	$44.24	N/A	N/A
November 2005	5,150	$38.83	N/A	N/A
December 2005	—	$—	N/A	N/A

	5,971	$41.54	N/A	N/A

(1)	The issuer purchases during the period reflected in the table represent shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted stock unit award and to pay the exercise price of employee stock options.

(2)	In connection with the exercise of stock option awards, vesting of restricted stock awards and restricted stock unit awards and payout of deferred long-term incentive plan awards, we from time to time accept delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options, the vesting of restricted stock awards or restricted stock unit awards or the payout of deferred long-term incentive plan awards. We do not otherwise have any plan or program to purchase our common stock.

Item 6.	Selected Financial Data

Selected Financial Data(a)

	2005(c)	2004(b)(c)(d)	2003(e)	2002(f)	2001(f)
	(Dollars in millions, except per share amounts)

Statement of Income Data
Sales	$5,396.5	$4,700.4	$4,366.4	$3,790.0	$4,040.2
Operating income	533.3	397.2	244.6	358.3	377.4
Income from continuing operations	243.8	154.3	38.3	163.7	171.5
Net income	263.6	172.2	100.4	117.9	289.2
Balance Sheet Data
Total assets	$6,454.0	$6,217.5	$5,951.5	$6,042.3	$5,200.4
Long-term debt and capital lease obligations	1,742.1	1,899.4	2,136.5	2,129.0	1,307.2
Mandatorily redeemable preferred securities of trust	—	—	—	125.4	125.0
Total shareholders’ equity	1,473.0	1,342.9	1,193.5	932.9	1,361.4
Other Financial Data
Segment operating income	$621.7	$490.2	$316.0	$418.4	$438.1
Net cash provided by operating activities	344.9	410.3	551.0	522.9	371.4
Net cash (used in) provided by investing activities	(272.0)	(140.9)	57.3	(1,507.8)	(277.8)
Net cash (used in) provided by financing activities	(139.1)	(358.1)	(525.4)	1,163.6	(925.0)
Capital expenditures	215.5	151.8	125.1	106.0	187.1
Depreciation and amortization	225.8	221.5	216.9	177.5	166.0
Cash dividends	97.3	94.7	94.0	96.9	113.7
Distributions on trust preferred securities	—	—	7.9	10.5	10.5
Per Share of Common Stock
Income from continuing operations, diluted	$1.97	$1.28	$0.32	$1.55	$1.59
Net income, diluted	2.13	1.43	0.85	1.14	2.76
Cash dividends declared	0.80	0.80	0.80	0.88	1.10
Ratios
Segment operating income as a percent of sales (%)	11.5	10.4	7.2	11.0	10.8
Effective income tax rate (%)(g)	32.9	21.6	32.8	34.5	33.5
Other Data
Common shares outstanding at end of year (millions)(h)	123.1	119.1	117.7	117.1	101.7
Number of employees at end of year(i)	22,600	21,300	20,600	22,900	24,000

(a)	Except as otherwise indicated, the historical amounts presented above have been restated to present our former PM, EIP, Avionics, PRS and Test Systems businesses as discontinued operations. We acquired TRW’s aeronautical systems business on October 1, 2002. Financial results for aeronautical systems have been included subsequent to that date.

(b)	Effective January 1, 2004, we changed two aspects of our method of contract accounting for our aerostructures business. The impact of the changes in accounting methods was to record an after tax gain of $16.2 million ($23.3 million before tax gain) as a Cumulative Effect of a Change in Accounting, representing the cumulative profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods. See Note 7 “Cumulative Effect of Change in Accounting” to our Consolidated Financial Statements.

(c)	Effective January 1, 2004, we began expensing stock options and the discount and option value of shares issued under our employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The adoption reduced before tax income by $12.1 million, or $7.7 million after tax, for the year ended December 31, 2004. The change in accounting reduced EPS-net income (diluted) by $0.06 per share. During the year ended December 31, 2005, we recognized stock-based compensation of $10.4 million related to stock options and shares issued under our employee stock purchase plan. See Note 24 “Stock-Based Compensation” to our Consolidated Financial Statements.

(d)	We entered into a partial settlement with Northrop Grumman (which acquired TRW) on December 27, 2004 in which Northrop Grumman paid us approximately $99 million to settle certain claims relating to customer warranty and other contract claims for products designed, manufactured or sold by TRW prior to our acquisition of TRW’s aeronautical systems businesses, as well as certain other miscellaneous claims. Under the terms of the settlement, we have assumed certain liabilities associated with future customer warranty and other contract claims for these products. In 2004, we recorded a charge of $23.4 million to Cost of Sales, or $14.7 million after tax, representing the amount by which the estimated undiscounted future liabilities plus our receivable from Northrop Grumman for these matters exceeded the settlement amount.

(e)	Effective October 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variables Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” and deconsolidated BFGoodrich Capital. As a result, our 8.3 percent Junior Subordinated Debentures, Series A, (QUIPS Debentures) held by BFGoodrich Capital were reported as debt beginning in October 2003 and the corresponding interest payments on such debentures were reported as interest expense. Prior periods were not restated. On October 6, 2003, we redeemed $63 million of the outstanding Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) and related QUIPS Debentures, and on March 2, 2004, we completed the redemption of the remaining $63.5 million of outstanding QUIPS and QUIPS Debentures.

(f)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” At that time, we completed our measurement of the goodwill impairment and recognized an impairment of $36.1 million (representing total goodwill of a reporting unit). See Note 12 “Goodwill and Identifiable Intangible Assets” to our Consolidated Financial Statements. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a period not exceeding 40 years.

(g)	In calculating our effective tax rate, we account for tax contingencies according to Statement SFAS 5. See Note 17 “Income Taxes” and Note 19 “Contingencies” to our Consolidated Financial Statements for a discussion of our effective tax rate and material tax contingencies.

(h)	Excluding 14,000,000 shares held by a wholly owned subsidiary.

(i)	Includes employees of our former PM (through 2000) and EIP (through 2001) segments, the Avionics (through 2002), PRS (through 2002), and Test Systems (through April 2005) businesses rounded to the nearest hundred.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OUR FORMER JCAIR INC. (TEST SYSTEMS), AVIONICS, AND PASSENGER RESTRAINT SYSTEMS (PRS) BUSINESSES HAVE BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO OUR CONTINUING OPERATIONS.

OVERVIEW

We are one of the largest worldwide suppliers of aerospace components, systems and services to the commercial and general aviation airplane markets. We are also a leading supplier of systems and products to the global defense and space markets. Our business is conducted globally with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are principally sold to customers in North America, Europe and Asia.

Key Market Channels for Products and Services, Growth Drivers and Industry and our Highlights

We participate in three key market channels: commercial and general aviation airplane original equipment (OE); commercial and general aviation airplane aftermarket; and defense and space. We expect industry-wide growth in each of these market channels for the next several years, and we expect to participate in this growth.

Commercial and General Aviation Airplane OE

Commercial and general aviation airplane OE includes sales to Airbus and Boeing, as well as to regional, business and small airplane manufacturers.

The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models such as the Boeing 787 and the Airbus A380 and A350 airplanes.

During 2005, orders for Airbus and Boeing commercial airplanes were at record levels, with many of the orders for deliveries beyond 2008. While orders for regional airplanes were not nearly as strong in 2005 as those for the larger airplanes, the unfilled backlog of orders remained substantial. Orders for general aviation airplanes, including business jets, continued to be strong.

We have significant sales content on most of the airplanes manufactured in this market channel. During 2005, we benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the more popular regional and general aviation airplanes. We were also awarded several new contracts for our products on airplanes currently in a pre-production stage, including the Airbus A350 and the Boeing 787, which should provide substantial future sales growth for us.

Commercial and General Aviation Airplane Aftermarket

The commercial and general aviation airplane aftermarket channel includes sales of products and services for existing commercial and general aviation airplanes, primarily to airlines and freight forwarders around the world.

The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size of the airplane fleet. Other important factors affecting growth in this market channel are the age of the airplanes in the fleet and Gross Domestic Product (GDP) trends in countries and regions around the world.

We estimate that capacity in the global airline system, as measured by ASMs, grew at about 5 to 6 percent during 2005. We expect ASMs to continue to grow at about 5 percent annually in 2006 through 2010. It is expected that the global airplane fleet will continue to grow in 2006 and beyond, as the OE manufacturers deliver more airplanes than are retired.

We have significant product content on most of the airplane models that are currently in service. Sales of our products and services in this market channel experienced strong growth in 2005, and we expect growth to continue in 2006 and beyond. We have benefited from good growth in ASMs, especially in Asia, as well as the aging of the worldwide fleet of airplanes.

Defense and Space

Worldwide defense and space sales include sales to prime contractors such as Boeing, Northrop Grumman, Lockheed Martin, the U.S. Government and foreign companies and governments.

The key growth drivers in this channel include the level of defense spending by the U.S. and foreign governments, the number of new platform starts, the level of military flight operations and the level of upgrade, overhaul and maintenance activities associated with existing platforms.

During 2005, the industry continued to experience strong growth in support of new platforms under development, such as the F-22 Raptor and the F-35 JSF, as well as significant growth in requirements for upgrade and overhaul and maintenance activities on many existing platforms, such as the C-17 Globemaster-III, F-18 Super Hornet and several helicopter programs. Additionally, the industry experienced rapid growth for programs associated with homeland defense and surveillance and reconnaissance missions.

The market for our defense and space products is global, and is not dependent on any single program, platform or customer. While we anticipate fewer new platform starts over the next several years, which are expected to negatively affect defense and space OE sales, we anticipate that upgrades on existing platforms will be necessary, and will provide long-term growth in this market channel. Additionally, we are participating in, and developing new products for, the rapidly expanding homeland defense and surveillance and reconnaissance markets, which should further strengthen our position in this market channel.

Long-term Sustainable Growth in Our Key Market Channels

We have received awards for key products on several new and emerging programs, including the Airbus A380 and A350, the Boeing 787, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 JSF and F-22 Raptor, which should fuel consistent, long-term sustainable growth. With these awards, we have improved our market presence and increased the expected sales dollar content per aircraft in this segment of the market. As the industry moves beyond the current upcycle, we should be well positioned to continue to grow our commercial aftermarket and defense and space sales due to:

•	Significantly larger commercial airplane fleet, which should fuel aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing Airbus and regional and business airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel.

2005 Sales Content by Market Channel

During the year ended December 31, 2005, 94 percent of our sales were from our three primary market channels (described above). Following is a summary of the percentage of sales by market channel:

Year Ended
December 31,
2005

Airbus Commercial OE	16%
Boeing Commercial OE	8%
Regional and General Aviation Airplane OE	6%

Total Commercial and General Aviation Airplane OE	30%

Large Commercial Airplane Aftermarket	25%
Regional and General Aviation Airplane Aftermarket	7%
Heavy Airplane Maintenance	4%

Total Commercial and General Aviation Airplane Aftermarket	36%

Total Defense and Space	28%

Other	6%

Total	100%

2005 Summary Performance

	2005	2004	% Change
	(Dollars in millions, except diluted EPS)

Sales	$5,396.5	$4,700.4	14.8%
Segment Operating Income	$621.7	$490.2	26.8%
% of Sales	11.5%	10.4%
Income from Continuing Operations	$243.8	$154.3	58.0%
Net Income	$263.6	$172.2	53.1%
Capital Expenditures	$215.5	$151.8	42.0%
Net Cash Provided by Operating Activities	$344.9	$410.3	15.9%
Diluted EPS:
Continuing Operations	$1.97	$1.28	53.9%
Net Income	$2.13	$1.43	49.0%

Our 2005 sales and income performance was driven primarily by rapid sales growth in all of our market channel:

•	Large commercial airplane OE sales increased 19 percent, with sales to Airbus increasing by more than 25 percent;

•	Regional and general aviation airplane OE sales increased by 21 percent, led by strong sales growth for our aerostructures products;

•	Commercial and general aviation airplane aftermarket sales increased by 16 percent, with continued strong sales of our aerostructures products and services and strong growth in our airplane heavy maintenance services; and

•	Defense and space sales of both OE and aftermarket products and services increased by about 8 percent. Strong defense and space sales growth in the Electronic Systems segment was the primary driver in this market channel.

Net income during the years ended December 31, 2005 and 2004 were also impacted by the following:

•	Net cumulative catch-up charges of $17.3 million ($11.2 million after tax, or $0.09 per diluted share) as compared to net cumulative catch-up charges of $14.2 million ($9.2 million after tax, or $0.08, per diluted share) in the year ended December 31, 2004 related to changes in cost estimates on contracts in our aerostructures business.

•	A charge in 2005 of $7.3 million ($4.7 million after tax, or $0.04 per diluted share) related to the termination of the Boeing 737NG spoiler contract.

•	Restructuring and consolidation charges of $16.8 million ($10.9 million after tax, or $0.09 per diluted share) during the year ended December 31, 2005 as compared to $13.7 million ($8.9 million after tax, or $0.07 per diluted share) during the year ended December 31, 2004.

•	The absence in 2005 of $23.4 million ($15.2 million after tax, or $0.13 per diluted share) of charges recorded during the year ended December 31, 2004 as a result of the partial settlement with Northrop Grumman on claims related to the aeronautical systems acquisition.

•	Reserves for the A380 actuation system of $16.2 million ($10.5 million after tax, or $0.08 per diluted share) for a retrofit of redesigned parts and including reserves for related obsolete inventory, supplier claims and impaired assets recorded during the year ended December 31, 2005.

•	Premiums and costs associated with the early retirement of long-term debt totaling $11.6 million ($7.5 million after tax, or $0.06 per diluted share) during the year ended December 31, 2005, as compared to $15.4 million ($10 million, or $0.08 per diluted share) during the year ended December 31, 2004.

•	Our effective tax rate from continuing operations was 32.9 percent during the year ended December 31, 2005 as compared to 21.6 percent during the year ended December 31, 2004. The increase in our effective tax rate resulted from U.S. income tax associated with dividends from certain foreign subsidiaries pursuant to the American Job Creation Act, growth in before tax book income relative to our significant permanent items, the phase-in of the American Jobs Creation Act, which replaces certain export sales deductions with a deduction for income from qualified domestic production activities, and the absence of favorable state and foreign tax settlements, offset in part by additional reserves for certain income tax issues.

•	Income from discontinued operations, after tax, was $19.8 million during the year ended December 31, 2005 and included the $13.2 million after tax gain on the sale of Test Systems which was sold during the second quarter of 2005, and a $7.5 million after tax gain recognized as a result of our settlement with several insurers relating to the recovery of past costs to remediate environmental issues at a former chemical plant during the fourth quarter of 2005.

•	Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax, or $0.13 per diluted share) that was recorded as a Cumulative Effect of Change in Accounting in the first quarter 2004.

Cash flow from operations for the year ended December 31, 2005 was $345 million as compared to $410 million for the year 2004. Full year 2005 cash flow from operations included contributions of $145 million to our worldwide pension plans, compared to contributions of $129 million in 2004. Cash flow from operations in 2004 included $99 million from the partial settlement with Northrop Grumman related to the acquisition of aeronautical systems, which did not recur during 2005.

Capital expenditures were $216 million for the year 2005, as compared to $152 million for the year 2004.

2006 Outlook

We expect the following results for the year ending December 31, 2006:

	2006 Outlook	2005 Actual

Sales	$5.6-5.7 billion	$5.4 billion
Diluted EPS — Continuing Operations	$2.20-2.40 per share	$1.97 per share
Diluted EPS — Net Income	$2.20-2.40 per share	$2.13 per share
Capital Expenditures	$240-260 million	$215.5 million
Operating Cash Flow net of Capital Expenditures	50-75% of income from continuing operations	53% of income from continuing operations

Our 2006 outlook is based on the following market assumptions:

•	We expect deliveries of Airbus and Boeing large commercial airplane to increase by more than 20 percent in 2006, and by a somewhat lesser amount in 2007. Our sales of large commercial airplane OE products are projected to increase by 10 to 15 percent in 2006. This expected growth rate is lower than the growth rate in aircraft deliveries because many of our products are delivered well in advance of manufacturers’ deliveries to their customers, which caused sales to occur in 2005 for planes to be delivered well into 2006.

•	Capacity in the global airline system, as measured by ASMs, is expected to continue to grow at about 5 percent in 2006, compared to 2005. Our sales to airlines and package carriers for commercial airplane aftermarket parts and services are expected to grow at a slightly faster rate of approximately 6 to 7 percent in 2006 as compared to 2005.

•	Total regional and business airplane production is expected to be flat or slightly down in 2006, compared to 2005, as deliveries of business jets are expected to increase, partially offsetting the expected decrease in regional airplane deliveries. Deliveries to Embraer in support of its Embraer 190 airplane, which includes a significant amount of our content, are expected to enable us to increase our OE sales in this market channel for the year 2006 by approximately 5 percent, compared to 2005.

•	Defense sales (OE and aftermarket) are expected to be relatively flat to slightly down in 2006, compared to 2005. Sales for the C-5 Reliability Enhancement and Re-engining Program are expected to temporarily decrease in 2006 and sales of military aftermarket products are also expected to decline in the customer services business. These decreases are expected to be largely offset by strong growth in the sales of military and space products in our Electronic Systems segment.

The 2006 outlook includes significant increases in costs associated with pension expense, foreign exchange and stock-based compensation. The pension expense assumptions reflect the January 1, 2006 discount rates, actuarial assumptions and asset values. These items are more fully discussed below:

•	Pension expense — Based on pension assumptions as of January 1, 2006, we expect to incur additional pension expense of approximately $19 million before tax ($12 million after tax, or $0.10 per diluted share) during 2006, compared to 2005. This expectation is based on a discount rate assumption of 5.64 percent for the U.S. plans and includes the benefit of voluntary contributions to our U.S. plans during 2005.

•	Foreign exchange — We are currently about 90 percent hedged for our expected 2006 foreign exchange exposure. Based on these hedges and current market conditions, we expect that foreign currency translation related to sales and expenses denominated in currencies other than the U.S. Dollar will have an unfavorable impact of approximately $27 million before tax ($18 million after tax, or $0.14 per diluted share) during 2006 as gains from hedges maturing in 2006 will be less than gains realized in 2005.

•	Stock-based compensation — On January 1, 2004, we implemented FAS 123, prospectively, and a new stock option and restricted stock unit program. The cost of each annual restricted stock unit grant is amortized over a five-year vesting period. Consequently, expense increases year-over-year as each new restricted stock unit grant is added. Also, under the provisions of FAS 123(R), beginning in 2006 we will recognize the value of stock options and restricted stock units granted to all employees who are, or who become, eligible for retirement on an accelerated basis. In total, these items are expected to result in an increase in stock-based compensation expense of approximately $14 million before tax ($9 million after tax, or $0.07 per diluted share) during 2006.

The current sales, net income and cash flow from operations outlook for 2006 does not include an estimate for the impact of resolution of the Rohr and Coltec tax litigation, additional acquisitions or divestitures, an estimate for the impact of resolution of potential remaining A380 contractual disputes with Northrop Grumman relating to the Airbus A380 program, or planned changes to our U.S. defined benefit and defined contribution pension plans.

RESULTS OF OPERATIONS

Changes in Accounting Methods

Effective January 1, 2004, we changed two aspects of the application of contract accounting to preferable methods for our aerostructures business, which is included in the Engine Systems segment. The first is a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract. The second change related to pre-certification costs. Under the old policy, pre-certification costs exceeding the level anticipated in our original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. Under the new policy, pre-certification costs, including those in excess of original estimated levels, are included in total contract costs used to evaluate overall contract profitability. The impact of the changes in accounting method was to record a $16.2 million after tax gain ($23.3 million before tax gain) as a Cumulative Effect of Change in Accounting. Had these methods of accounting been in effect during 2003, the segment operating income as previously reported for the Engine Systems segment, as well as our total operating income for the year ended December 31, 2003, would have been $21.4 million lower.

Also effective January 1, 2004, we changed our method of accounting for stock-based compensation. We previously accounted for stock-based compensation under APB No. 25. We adopted the provisions of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. As such, we expense stock options and the discount and option value of shares issued under our employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The adoption of FASB No. 123 reduced before tax income by $12.1 million ($7.7 million after tax, $0.06 per diluted share) for the year ended December 31, 2004. During the year ended December 31, 2005, before tax income was reduced by $10.4 million ($6.8 million before tax, $0.05 per diluted share).

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. Effective with the second quarter 2004, we adopted retroactively to January 1, 2004, the Financial Accounting Standards Board Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The effect of the Medicare Act was measured as of January 1, 2004 and is reflected in our Consolidated Financial Statements. The effect of the Medicare Act was a $34 million reduction of the accumulated postretirement benefit obligation for our retiree benefit plans as well as a reduction in the net periodic postretirement benefit cost. The effect of the reduction in net periodic postretirement benefit cost was an increase to before tax income from continuing operations of $5 million ($3.2 million after tax) for the year ended December 31, 2004.

Partial Settlement with Northrop Grumman

During the fourth quarter 2004, we entered into a $99 million partial settlement agreement with Northrop Grumman, as successor to TRW, relating to our acquisition of TRW’s aeronautical systems businesses in October 2002. The partial settlement agreement primarily relates to customer warranty and other contract claims for products that were designed, manufactured or sold by TRW prior to our purchase of aeronautical systems. Under the terms of the settlement, we have assumed certain liabilities associated with future customer warranty and other contract claims for these products. The settlement excluded amounts associated with any claims that we may have against Northrop Grumman relating to the Airbus 380 actuation systems development program and certain other liabilities retained by TRW under the acquisition agreement. As a result of the partial settlement in 2004, we recorded a liability for the estimated undiscounted future liabilities of $71.7 million that we assumed. We recorded a charge of $23.4 million to Cost of Sales representing the amount by which our estimated undiscounted future liabilities plus our receivable from Northrop Grumman for these matters exceeded the settlement amount. The charge is reflected in the applicable segments’ operating income.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

	Year Ended
	December 31,
	2005	2004
	(Dollars in millions)

Sales	$5,396.5	$4,700.4

Segment Operating Income	$621.7	$490.2
Corporate General and Administrative Costs	(88.4)	(93.0)

Total Operating Income	533.3	397.2
Net Interest Expense	(125.8)	(139.8)
Other Income (Expense) — Net	(44.4)	(60.7)
Income Tax (Expense)	(119.3)	(42.4)

Income from Continuing Operations	243.8	154.3
Income from Discontinued Operations	19.8	1.7
Cumulative Effect of Change in Accounting	—	16.2

Net Income	$263.6	$172.2

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs of $88.4 million for the year ended December 31, 2005 decreased $4.6 million, or 4.9 percent, from $93 million for the year ended December 31, 2004 primarily due to lower tax litigation costs and lower information technology costs, partially offset by higher incentive compensation costs. Corporate general and administrative costs as a percentage of sales were 1.6 percent in the year ended December 31, 2005 and 2 percent in the year ended December 31, 2004.

Net interest expense of $125.8 million in the year ended December 31, 2005 decreased $14 million, or 10 percent from $139.8 million in the year ended December 31, 2004, primarily due to lower debt levels in 2005.

Other Income (Expense) — Net decreased by $16.3 million, or 26.9 percent, to expense of $44.4 million in the year ended December 31, 2005 from expense of $60.7 million in the year ended December 31, 2004. The decrease in expense resulted primarily from the absence in 2005 of a $7 million impairment of a note receivable that was recorded during 2004 and lower expenses related to divested operations of $10.3 million. Premiums and associated costs related to the early retirement of debt totaled $11.6 million during the year ended December 31, 2005 and $15.4 million during the year ended December 31, 2004.

Our effective tax rate from continuing operations was 32.9 percent during the year ended December 31, 2005 and 21.6 percent during the year ended December 31, 2004. The increase in our effective tax rate resulted from U.S. income tax associated with dividends from certain foreign subsidiaries, growth in before tax book income relative to our significant permanent items, the phase-in of the American Jobs Creation Act, which replaces certain export sales deductions with a deduction for income from qualified domestic production activities, and the absence of favorable state and foreign tax settlements, offset in part by additional reserves for certain income tax issues.

Income from discontinued operations, after tax, was $19.8 million during the year ended December 31, 2005 primarily included the $13.2 million gain, from the sale of the Test Systems, which was sold during the second quarter of 2005. Income from discontinued operations for Test Systems included net income of $0.9 million in the year ended December 31, 2005 and net income of $1.7 million in the year ended December 31, 2004. Income from discontinued

operations also included a $7.5 million gain recognized as a result of our settlement with several insurers relating to the recovery of past costs to remediate environmental issues at a former chemical plant.

As noted previously in the “Changes in Accounting Methods” section, effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain) that was recorded as a Cumulative Effect of Change in Accounting in the first quarter 2004.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

	Year Ended
	December 31,
	2004	2003
	(Dollars in millions)

Sales	$4,700.4	$4,366.4

Segment Operating Income	$490.2	$316.0
Corporate General and Administrative Costs	(93.0)	(71.4)

Total Operating Income	397.2	244.6
Net Interest Expense	(139.8)	(149.5)
Other Income (Expense) — Net	(60.7)	(26.3)
Income Tax (Expense)	(42.4)	(22.6)
Distribution on Trust Preferred Securities	—	(7.9)

Income from Continuing Operations	154.3	38.3
Income from Discontinued Operations	1.7	62.6
Cumulative Effect of Change in Accounting	16.2	(0.5)

Net Income	$172.2	$100.4

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

Other Income (Expense) — Net increased by $34.4 million, or 130.8 percent, to expense of $60.7 million in the year ended December 31, 2004 from expense of $26.3 million in the year ended December 31, 2003. The increase in expense resulted from $15.4 million for premiums and associated costs related to the early retirement of debt, a $7 million impairment of a note receivable, the absence in the year ended December 31, 2004 of the $6.9 million gain on the sale of the Noveon PIK Notes, which was recognized in the first quarter 2003, $7.9 million in costs associated with businesses previously sold, including settlement of a lawsuit and higher life insurance expense, $2.8 million of lower income from affiliated companies and $1.6 million of higher minority interest expense offset in part by a $1.5 million gain on the sale of a product line. Included in 2003 was the write-off of our equity investment in Cordiem LLC of $11.7 million.

Our effective tax rate from continuing operations was 21.6 percent during the year ended December 31, 2004 and 32.8 percent during the year ended December 31, 2003. The lower rate in the year ended December 31, 2004 as compared to the year ended December 31, 2003 reflected favorable state and foreign tax settlements and adjustments related to state income taxes and to the finalization of our 2003 federal tax return, offset in part by additional reserves for certain income tax issues.

Income from discontinued operations, after tax, was $62.6 million during the year ended December 31, 2003 primarily representing the $63 million gain on the sale of our Avionics business, which was sold during the first quarter of 2003. Income from discontinued operations for our Test Systems, Avionics and PRS businesses included a net loss of $0.4 million in the year ended December 31, 2003. Income from discontinued operations for Test Systems included net income of $1.7 million for the year ended December 31, 2004. The sale of our Test Systems business was completed in the second quarter of 2005 and our PRS business ceased operations in the first quarter of 2003. Refer to Note 25 “Discontinued Operations” of the Consolidated Financial Statements.

As noted previously in the “Changes in Accounting Methods” section, effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain) that was recorded as a Cumulative Effect of Change in Accounting in the first quarter 2004.

The Cumulative Effect of Change in Accounting for the year ended December 31, 2003 of a loss of $0.5 million, after tax, represented the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. We established a liability for contractual obligations for the retirement of long-lived assets.

BUSINESS SEGMENT PERFORMANCE

Our operations are reported as three business segments: Airframe Systems, Engine Systems and Electronic Systems. An analysis of Net Customer Sales and Operating Income by business segment follows.

In the following tables, segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

	Year Ended December 31,
			%	% of Sales
	2005	2004	Change	2005	2004
	(Dollars in millions)

NET CUSTOMER SALES
Airframe Systems	$1,854.2	$1,629.7	13.8
Engine Systems	2,237.6	1,939.6	15.4
Electronic Systems	1,304.7	1,131.1	15.3

Total Sales	$5,396.5	$4,700.4	14.8

SEGMENT OPERATING INCOME
Airframe Systems	$76.0	$90.1	(15.6)	4.1	5.5
Engine Systems	399.8	264.9	50.9	17.9	13.7
Electronic Systems	145.9	135.2	7.9	11.2	12.0

Segment Operating Income	$621.7	$490.2	26.8	11.5	10.4

Airframe Systems:  Airframe Systems segment sales of $1,854.2 million for the year ended December 31, 2005 increased $224.5 million, or 13.8 percent, from $1,629.7 million for the year ended December 31, 2004. The increase was primarily due to:

•	Higher commercial and general aviation OE, commercial and general aviation aftermarket and defense and space sales volume in our landing gear business;

•	Higher sales of airframe heavy maintenance services;

•	Higher commercial and general aviation aftermarket and defense and space sales volume in our aircraft wheels and brakes business; and

•	Higher large commercial OE and aftermarket sales volume in our actuation systems business.

The increases in sales volume were partially offset by a decrease in regional and general aviation aftermarket sales volume in our actuation systems business.

Airframe Systems segment operating income decreased $14.1 million, or 15.6 percent, from $90.1 million for the year ended December 31, 2004 to $76 million for the year ended December 31, 2005. The increased volume from sales described above was more than offset by the following:

•	Reserves of $16.2 million for the A380 actuation system for a retrofit of redesigned parts, including reserves for related obsolete inventory, supplier claims and impaired assets;

•	Higher operating costs including the impacts of:

–	Premium freight, higher scrap and rework, and higher warranty expenses in the landing gear business;

–	Unfavorable foreign currency translation on non-U.S. Dollar-denominated net costs in the actuation systems and landing gear businesses;

–	Higher product upgrade expenses in the aircraft wheels and brakes business;

–	The absence of a $6 million benefit from the revision of the accounting treatment of a technology development grant from a non-U.S. Government entity, which was recognized during 2004;

–	Higher research and development expenditures in the aircraft wheels and brakes business including expenditures for the development of the Boeing 787 and Global Hawk wheel and brake systems; and

–	Higher restructuring expenses in the actuation systems business.

Partially offsetting the higher operating costs was the impact of:

•	Lower research and development expenditures for the A380 actuation system; and

•	The absence of a $9.2 million charge for the partial settlement with Northrop Grumman on claims related to the aeronautical systems acquisition, which was recorded in 2004.

Engine Systems:  Engine Systems segment sales of $2,237.6 million in the year ended December 31, 2005 increased $298 million, or 15.4 percent, from $1,939.6 million in the year ended December 31, 2004. The increase was due to the following:

•	Higher commercial and general aviation airplane OE and aftermarket and maintenance, repair and overhaul (MRO) sales volume, partially offset by a decline in defense sales volume in our aerostructures business;

•	Higher revenues in our customer services business from defense and space and regional and general aviation aftermarket support;

•	Higher sales volume of turbine fuel engine components and turbomachinery products for U.S. military and regional and general aviation airplane applications and industrial gas turbine products; and

•	Higher sales volume of commercial and general aviation airplane OE and aftermarket, partially offset by a decline in defense and space sales volume in our engine control businesses.

Engine Systems segment operating income increased $134.9 million, or 50.9 percent, from $264.9 million in the year ended December 31, 2004 to $399.8 million in the year ended December 31, 2005. Segment operating income was higher due to:

•	Higher sales volume as described above;

•	Income from cumulative catch-up adjustments resulting from reduced cost estimates on several contracts in our aerostructures business;

•	The absence of a $10.6 million charge for the partial settlement with Northrop Grumman on claims related to the aeronautical systems acquisition, which was recorded in 2004; and

•	Improved margins due to higher aftermarket sales, primarily for aerostructures products.

The increase in Engine Systems segment operating income was partially offset by:

•	Cumulative catch-up charges resulting from significant increased cost estimates primarily on two contracts in our aerostructures business, which exceeded the cumulative catch-up income mentioned above by $17.3 million;

•	A charge of $7.3 million related to the termination of a contract in the year ended December 31, 2005; and

•	Increased research and development costs primarily for the development of the Boeing 787 and the Airbus A350.

Electronic Systems:  Electronic Systems segment sales of $1,304.7 million in the year ended December 31, 2005 increased $173.6 million, or 15.3 percent, from $1,131.1 million in the year ended December 31, 2004. The increase was primarily due to:

•	Higher sales volume of defense and space OE primarily in our optical and space systems, fuel and utility systems, sensor systems and power systems business units, partially offset by a decline in sales volume in our propulsion systems business unit;

•	Higher sales volume of regional and general aviation airplane OE and aftermarket products in our power systems and de-icing and specialty systems businesses;

•	Higher sales volume of large commercial OE and aftermarket products in all of our business units; and

•	Higher sales volume of sensors for commercial helicopters, non-military perimeter security and industrial gas products.

Electronic Systems segment operating income increased $10.7 million, or 7.9 percent, from $135.2 million in the year ended December 31, 2004 to $145.9 million in the year ended December 31, 2005. Segment operating income was higher due to:

•	Higher sales volume as described above; and

•	The absence of a $3.6 million charge for the partial settlement with Northrop Grumman on claims related to the aeronautical systems acquisition, which was recorded in 2004.

The increase in segment operating income was partially offset by:

•	Unfavorable sales mix shift from higher margin aftermarket sales towards proportionately more OE sales in military and commercial markets;

•	Increased investments in research and development costs for new programs that have been won;

•	Increases in operating costs, primarily warranty expenses; and

•	A charge to establish an environmental reserve for remediation activities.

Future Restructuring and Consolidation Costs for Programs Announced and Initiated

We expect to incur additional expenses of approximately $11 million for restructuring programs announced and initiated prior to December 31, 2005. We expect to incur most of these restructuring charges through December 31, 2007.

During 2005, we announced and initiated a restructuring program to downsize a German facility in our Electronic Systems segment with partial transfers of operations to an existing facility in Florida and to a new facility in India. The aim of this project is to reduce operating costs and foreign exchange exposure. The total restructuring cost is expected to be approximately $15 million, of which approximately $11 million relates to costs to be incurred in 2006 and 2007.

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

	Year Ended December 31,
			%	% of Sales
	2004	2003	Change	2004	2003
	(Dollars in millions)

NET CUSTOMER SALES
Airframe Systems	$1,629.7	$1,563.8	4.2
Engine Systems	1,939.6	1,714.9	13.1
Electronic Systems	1,131.1	1,087.7	4.0

Total Sales	$4,700.4	$4,366.4	7.6

SEGMENT OPERATING INCOME
Airframe Systems	$90.1	$79.1	13.9	5.5	5.1
Engine Systems	264.9	97.3	172.3	13.7	5.7
Electronic Systems	135.2	139.6	(3.2)	12.0	12.8

Segment Operating Income	$490.2	$316.0	55.1	10.4	7.2

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

Airframe Systems segment operating income increased $11 million, or 13.9 percent, from $79.1 million in the year ended December 31, 2003 to $90.1 million in the year ended December 31, 2004. The increase in operating income was primarily due to the following:

•	Lower asset impairment, facility closure and headcount reduction charges. Asset impairment, including landing gear assets, facility closure and headcount reduction charges were $17.4 million for the year ended December 31, 2003 and $2 million for the year ended December 31, 2004;

•	Increase in sales volume as described above;

•	Lower operating costs; and

•	Favorable income effect of $6 million before tax from the revision of the accounting treatment of a technology development grant from a non-U.S. Government entity.

Partially offsetting the increase in segment operating income were the following:

•	Unfavorable foreign exchange translation of non-U.S. Dollar net expenses primarily in the actuation systems and landing gear businesses;

•	Higher new program research and development expenditures primarily in the actuation systems business;

•	A charge of $9.2 million for the partial settlement with Northrop Grumman; and

•	Unfavorable effect of downward pressure on pricing from commercial customers.

Engine Systems:  Engine Systems segment sales in the year ended December 31, 2004 of $1,939.6 million increased $224.7 million, or 13.1 percent, from $1,714.9 million in the year ended December 31, 2003. The increase was due to the following:

•	Higher aerostructures MRO, engine OE and aftermarket sales volume;

•	Higher cargo systems aftermarket sales volume;

•	Favorable currency translation on non-U.S. Dollar sales and the impact of foreign currency hedge gains, primarily in the engine controls business;

•	Increased sales volume of U.S. military OE and aftermarket engine controls; and

•	Higher sales volume of turbine fuel engine components for U.S. military and regional aircraft applications and to the power generation market.

The increase was partially offset by lower U.S. military turbomachinery repair sales.

Engine Systems segment operating income increased $167.6 million, or 172.3 percent, from $97.3 million in the year ended December 31, 2003 to $264.9 million in the year ended December 31, 2004. Segment operating income was higher due to:

•	The absence in 2004 of non-cash write-downs of inventory and long-term receivables relating to the Super 27 re-engining program of $79.9 million and non-cash asset impairment charges related to a facility held for sale of $24.4 million, which were recorded in 2003;

•	The absence in 2004 of a $15.1 million charge associated with early termination of OE deliveries of Pratt & Whitney PW4000 engine nacelle components, which was recorded in 2003;

•	Higher sales volume as described above; and

•	Favorable mix of sales for aftermarket applications.

The increase in Engine Systems segment operating income was partially offset by the following:

•	A charge of $10.6 million for the partial settlement with Northrop Grumman;

•	Increased aerostructures contract costs for certain commercial, military and regional jet applications;

•	A charge in 2004 of $6.8 million related to the early conclusion of Boeing 717 production;

•	Increased new program development costs for the aerostructures and engine controls businesses; and

•	Unfavorable currency translation of non-U.S. Dollar costs, primarily in the aerostructures business.

Electronic Systems:  Electronic Systems segment sales of $1,131.1 million in the year ended December 31, 2004 increased $43.4 million, or 4 percent, from $1,087.7 million in the year ended December 31, 2003. The increase was primarily due to:

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

Electronic Systems segment operating income decreased $4.4 million, or 3.2 percent, from $139.6 million in the year ended December 31, 2003 to $135.2 million in the year ended December 31, 2004. Segment operating income was unfavorably affected by:

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

The decrease in operating income was partially offset by lower restructuring costs. Restructuring costs for the year ended December 31, 2004 were $7.7 million, compared to $8.8 million for the year ended December 31, 2003.

FOREIGN OPERATIONS

We are engaged in business in foreign markets. Our foreign manufacturing and service facilities are located in Australia, Canada, China, England, France, Germany, India, Indonesia, Ireland, Japan, Mexico, Poland, Scotland, Spain and Singapore. We market our products and services through sales subsidiaries and distributors in a number of foreign countries. We also have joint venture agreements with various foreign companies.

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

Sales to non-U.S. customers were $2,501.7 million or 46 percent of total sales, $2,270.1 million or 48 percent of total sales and $1,857.2 million or 43 percent of total sales for the years ended December 31, 2005, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We currently expect to fund expenditures for capital requirements, including the implementation of a common enterprise resource planning (ERP) system, as well as liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and also provide adequate financial flexibility.

Cash

At December 31, 2005, we had cash and marketable securities of $251.3 million, as compared to $297.9 million at December 31, 2004.

Credit Facilities

In May 2005, we replaced our $500 million committed global syndicated revolving credit facility expiring in August 2006 with a new $500 million committed global syndicated revolving credit facility that expires in May 2010. The new facility has similar terms and is with substantially the same group of global banks as the previous facility. This facility permits borrowing, including letters of credit, up to a maximum of $500 million. At December 31, 2005, there were $34.9 million in borrowings (classified as Long-Term Debt) and $19.6 million in letters of credit outstanding under this facility. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under the previous facility.

The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of December 31, 2005, we had borrowing capacity under this facility of $445.5 million, after reductions for borrowings and letters of credit outstanding.

At December 31, 2005, we maintained $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of December 31, 2005 there was $22.4 million outstanding under these facilities. At December 31, 2004, there were no borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

QUIPS

On March 2, 2004, we completed the redemption of all of the $63.5 million in outstanding 8.30% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) issued by BFGoodrich Capital, a Delaware business trust, all of the common equity of which was owned by us. The QUIPS were supported by our 8.30% Junior Subordinated Debentures, Series A (QUIPS Debentures), which were also redeemed on March 2, 2004.

Long-Term Financing

At December 31, 2005, we had long-term debt and capital lease obligations, including current maturities, of $1,743.8 million with maturities ranging from 2006 to 2046. Long-term debt includes $34.9 million borrowed under the committed revolving credit facility to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act. The earliest maturity of a material long-term debt obligation is April 2008. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

On April 26, 2005, we redeemed $100 million in aggregate principal amount of our 6.45 percent notes due in 2007. We recorded $6.4 million of debt premiums and associated costs in Other Income (Expense) — Net. On March 29, 2005, we entered into a $100 million reverse treasury lock to offset changes in the redemption price of the 6.45 percent notes due to movements in treasury rates prior to the redemption date. The reverse treasury lock matured on April 21, 2005 and we received $0.7 million in cash, which was recorded as a gain in Other Income (Expense) — Net. On April 4, 2005, we terminated $17.9 million of a $100 million fixed-to-floating interest rate swap on our 6.45 percent notes due in 2007. We paid $0.3 million in cash to terminate this portion of the interest rate swap and the amount was recorded as an expense in Other Income (Expense) — Net. This portion of the interest rate swap was terminated so that the then outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the redemption of the 6.45 percent notes due in 2007.

On August 30, 2005, we redeemed all remaining outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $82.1 million. We recorded $3.9 million of debt premiums and associated costs in Other Income (Expense) — Net. On August 25, 2005, we terminated the remaining $82.1 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2007 that were redeemed. We paid $1.7 million in cash to terminate the interest rate swap and the amount was recorded as an expense in Other Income (Expense) — Net.

Off-Balance Sheet Arrangements

We utilize several forms of off-balance sheet financing arrangements. At December 31, 2005, these arrangements included:

	Undiscounted
	Minimum
	Future Lease	Receivables
	Payments	Sold
	(Dollars in millions)

Tax Advantaged Operating Leases	$19.5
Standard Operating Leases	142.2

	$161.7

Short-term Receivables Securitization Program		$97.1

Lease Agreements

We finance some of our office and manufacturing facilities and machinery and equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Some of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease aircraft having a maximum unamortized value of $55 million at December 31, 2005. At December 31, 2005, $19.5 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $142.2 million at December 31, 2005.

Additionally, at December 31, 2005, we had guarantees of residual values of lease obligations of $24.8 million. The residual values relate to corporate aircraft which we are obligated to either purchase at the end of the lease term or remarket.

Under some of these operating lease agreements we receive rent holidays, which represent periods of free or reduced rent. Rent holidays are recorded as a liability and recognized on a straight-line basis over the lease term. In addition, we may receive incentives or allowances from the lessor as part of the lease agreement. We recognize these payments as a liability and amortize them as reductions to lease expense over the lease term. We capitalize leasehold improvements and amortize them over the shorter of the lease term or the asset’s useful life.

In December 2005, we terminated a production equipment lease that was maturing in January 2006 and purchased the leased assets for $26.2 million.

Sale of Receivables

At December 31, 2005, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.1 million at December 31, 2005. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.

Cash Flow Hedges

We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys, but have significant sales contracts that are denominated in U.S. Dollars. Approximately 10 percent of our revenues and approximately 25 percent of our costs are denominated in currencies other than the U.S. Dollar. Over 95 percent of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. Periodically, we enter into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys to hedge a portion of our exposure from U.S. Dollar sales.

The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates that impact our U.S. Dollar sales for certain foreign operations. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our Consolidated Balance Sheet at fair value with the net change in fair value reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The notional value of the forward contracts at December 31, 2005 was $1,148.4 million. The fair value of the forward contracts at December 31, 2005, was a net asset of $8.7 million, including:

•	$18.2 million recorded as a current asset in Prepaid Expenses and

•	$7.6 million recorded as a non-current asset in Other Assets; partially offset by,

•	$12.1 million recorded as a current liability in Accrued Expenses and

•	$5 million recorded as a non-current liability in Other Non-Current Liabilities.

The fair value of our forward contracts of $9.1 million (before deferred taxes of $3.2 million) at December 31, 2005, including $0.4 million of gains on previously matured hedges of intercompany sales, is recorded in Accumulated Other Comprehensive Income/(Loss) and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged items. As of December 31, 2005, the portion of the $9.1 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a net gain of $6.5 million.

In March 2005, we called for the redemption of $100 million in aggregate principal amount of our 6.45 percent notes due in 2007 and entered into a $100 million reverse treasury lock to offset changes in the redemption price to movements in treasury rates prior to the redemption date. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), at March 31, 2005, the reverse treasury lock was accounted for as a cash flow hedge and was recorded in our Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The reverse treasury lock matured on April 21, 2005 and we recorded a $0.7 million gain in Other Income (Expense) — Net.

Fair Value Hedges

In July 2003, we entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2007. In April 2005, we terminated $17.9 million of this interest rate swap so that the outstanding notional amount of the swap would match the then outstanding principal amount of the 6.45 percent notes due in 2007. We paid $0.3 million in cash to terminate this portion of the swap and recorded the amount as an expense in Other Income (Expense) — Net. In August 2005, we terminated the remaining $82.1 million of the interest rate swap in connection with the redemption of all remaining outstanding 6.45 percent notes due in 2007. We paid $1.7 million in cash to terminate the swap and recorded the amount as an expense in Other Income (Expense) — Net.

In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.5 percent notes due in 2008 and the other $50 million swap is on our 6.45 percent notes due in 2008. In December 2003, we entered into another $50 million fixed-to-floating interest rate swap on our 7.5 percent notes due in 2008.

The purpose of entering into these swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability/(loss) of $4.4 million at December 31, 2005.

Other Forward Contracts

As a supplement to our foreign exchange cash flow hedging program, in January 2004 we began to enter into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in Cost of Sales in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of December 31, 2005, we had forward contracts with a notional value of $92.4 million to buy Great Britain Pounds

Sterling, forward contracts with a notional value of $20.1 million to buy Euros and forward contracts with a notional value of $44.8 million to sell Canadian Dollars.

Contractual Obligations and Other Commercial Commitments

The following charts reflect our contractual obligations and commercial commitments as of December 31, 2005. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2006	2007-2008	2009-2010	Thereafter
	(Dollars in millions)

Contractual Obligations
Payments Due by Period
Short-Term and Long-Term Debt	$1,756.7	$22.9	$369.5	$249.7	$1,114.6
Capital Lease Obligations	16.0	1.3	2.5	2.1	10.1
Operating Leases	161.7	39.9	57.2	40.0	24.6
Purchase Obligations (1)	559.4	518.0	32.5	8.9	—
Other Long-Term Obligations (2)	161.7	26.5	43.4	33.4	58.4

Total	$2,655.5	$608.6	$505.1	$334.1	$1,207.7

Other Commercial Commitments
Amount of Commitments that Expire per Period
Lines of Credit (3)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	47.5	36.1	11.3	0.1	—
Guarantees(4)	5.8	2.3	3.4	0.1	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	27.3	13.0	14.3	—	—

Total	$80.6	$51.4	$29.0	$0.2	$—

(1)	Purchase obligations include an estimated amount of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

(2)	Includes participation payments of $118.1 million, for aircraft component delivery programs which are to be paid over ten years.

(3)	As of December 31, 2005, we had in place (a) a committed syndicated revolving credit facility which expires in May 2010 and permits borrowing up to a maximum of $500 million; (b) $75 million of uncommitted domestic money market facilities; and (c) $111.5 million of uncommitted and committed foreign working capital facilities. As of December 31, 2005, we had borrowing capacity under our committed syndicated revolving credit facility of $445.5 million. The amount borrowed under this facility at December 31, 2005 of $34.9 million is reflected in the short-term and long-term debt line above.

(4)	Excludes our guarantee of the TIDES of $150 million, which terminated on November 28, 2005 upon full payment of the redemption price of all the TIDES. Our guarantee is subject to reinstatement if at any time any TIDES holder must repay any sums paid to it with respect to the TIDES or our guarantee.

The table excludes our pension and other postretirement benefits obligations. We made pension contributions of $144.7 million and $128.6 million worldwide in the years ended December 31, 2005 and 2004, respectively. These contributions include both voluntary and required employer contributions, as well as pension benefits paid directly by us. Of these amounts, $130 million and $116 million were contributed voluntarily to the qualified U.S. pension plan in the years ended December 31, 2005 and 2004, respectively. We expect to make pension contributions of $100 million to $125 million to our worldwide pension plans during 2006. Our postretirement benefits other than pensions are not required to be funded in advance, so benefit payments, including medical costs and life insurance, are paid as they are incurred. We made postretirement benefit payments other than pension of $36 million and $38 million in the years ended December 31, 2005 and 2004, respectively. We expect to pay $36 million during 2006. See Note 16 “Pensions and Postretirement Benefits” of the Notes to Consolidated Financial Statements for a further discussion of our pension and postretirement other than pension plans.

CASH FLOW

The following table summarizes our cash flow activity for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
Net Cash Provided by (Used by):	2005	2004	2003
	(Dollars in millions)

Operating activities of continuing operations	$344.9	$410.3	$551.0
Investing activities of continuing operations	$(272.0)	$(140.9)	$57.3
Financing activities of continuing operations	$(139.1)	$(358.1)	$(525.4)
Discontinued operations	$24.6	$5.1	$140.2

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Activities of Continuing Operations

Net cash provided by operating activities decreased $65.4 million from $410.3 million during the year ended December 31, 2004 to $344.9 million during the year ended December 31, 2005. The decrease in net cash from operations was primarily due to higher working capital requirements to support the increase in sales and production rates for large commercial aircraft, offset partially by higher income and the absence of the $99 million partial settlement with Northrop Grumman in 2004. Net cash provided by operating activities in the year ended December 31, 2005 also included an increase in the accounts receivable sold under our securitization program of $24.8 million, offset by worldwide pension contributions of $144.7 million and net tax payments of approximately $52.1 million. Net cash provided by operating activities in the year ended December 31, 2004 included cash received from the partial settlement with Northrop Grumman of $99 million, termination of certain life insurance policies of $23 million and commutation of a general liability insurance policy of $18 million, offset by worldwide pension contributions of $128.6 million, net tax payments of approximately $32 million, a reduction of $25 million in receivables sold under our securitization program and cash paid to acquire certain aftermarket rights of $15 million.

During 2006, we expect to contribute $100 million to $125 million to our worldwide qualified and non-qualified pension plans and $36 million to our postretirement benefit plans.

Investing Activities of Continuing Operations

Net cash used by investing activities was $272 million in the year ended December 31, 2005 and $140.9 million in the year ended December 31, 2004. Net cash used by investing activities for the year ended December 31, 2005 included capital expenditures of $215.5 million and the acquisitions of SUI for $60.9 million and the minority interest in one of our businesses for $8.8 million. Net cash used by investing activities in the year ended December 31, 2004 included capital expenditures of $151.8 million.

We expect capital expenditures in 2006 to be in the range of $240 million to $260 million, reflecting increased cash expenditures for investments in recently awarded programs such as the Boeing 787 and the Airbus A350, capital expenditures to support higher OE deliveries to Airbus and Boeing and productivity initiatives that are expected to enhance long-term margins. The breakdown of expected 2006 capital expenditures by segment is as follows:

Segment	Percent

Airframe	31%
Engines	41%
Electronics	20%
Corporate	8%

100%

In December 2005, our Board of Directors authorized the purchase and implementation of a single, integrated ERP system across all of our strategic business units. We purchased the ERP software and licenses in the fourth quarter 2005 for approximately $10 million, which is the initial payment for the software implementation expected to take place over seven years between 2006 and 2012.

Financing Activities of Continuing Operations

Net cash used by financing activities was $139.1 million in the year ended December 31, 2005, compared to $358.1 million for the year ended December 31, 2004. During the year ended December 31, 2005, we redeemed all remaining outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $182.1 million. Also during the year ended December 31, 2005, we issued common stock of $107.7 million, primarily through the exercise of stock options, and paid dividends to shareholders of $97.3 million. During the year ended December 31, 2004, we repurchased $142.2 million principal amount of long-term debt and redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds, $5.9 million principal amount of industrial revenue bonds and $63.5 million principal of the QUIPS debentures.

Discontinued Operations

Net cash provided by discontinued operations was $24.6 million in the year ended December 31, 2005 and $5.1 million in the year ended December 31, 2004. After tax proceeds of approximately $13.2 million from the sale of Test Systems were included in the net cash provided by discontinued operations in the year ended December 31, 2005.

Year Ended December 31, 2004 as Compared to December 31, 2003

Operating Activities of Continuing Operations

Net cash provided by operating activities of continuing operations decreased $140.7 million from $551 million during the year ended December 31, 2003 to $410.3 million during the year ended December 31, 2004. Net cash provided by operating activities of continuing operations in the year ended December 31, 2004 included cash received from the partial settlement with Northrop Grumman of $99 million, termination of certain life insurance policies of $23 million and commutation of a general liability insurance policy of $18 million, offset by worldwide pension contributions of $128.6 million, a reduction of $25 million in receivables sold under our receivables securitization program and cash paid to acquire certain aftermarket rights of $15 million. Increased working capital, including higher inventory, also contributed to lower net cash provided by operating activities of continuing operations in the year ended December 31, 2004. Net cash provided by operating activities of continuing operations in the year ended December 31, 2003 included tax refunds of $107 million. There were net income tax payments during the year ended December 31, 2004 of approximately $32 million. Net cash provided by operating activities of continuing operations was reduced by worldwide pension contributions of $62.7 million in the year ended December 31, 2003.

Investing Activities of Continuing Operations

Net cash provided by (used by) investing activities of continuing operations was a use of cash of $140.9 million in the year ended December 31, 2004 and an inflow of cash of $57.3 million in the year ended December 31, 2003. Net cash used by investing activities of continuing operations for the year ended December 31, 2004 included capital expenditures of $152 million. Net cash provided by investing activities of continuing operations in the year ended December 31, 2003 included proceeds from the sale of the Noveon PIK Notes of $151.9 million and the receipt of a $35 million purchase price adjustment related to the acquisition of aeronautical systems, offset in part by capital expenditures of $125.1 million.

Financing Activities of Continuing Operations

Net cash used by financing activities of continuing operations was $358.1 million in the year ended December 31, 2004, compared to $525.4 million for the year ended December 31, 2003. During the year ended December 31, 2004, we repurchased $142.2 million principal amount of long-term debt and redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds, $5.9 million principal amount ofindustrial revenue bonds and $63.5 million principal amount of the QUIPS Debentures. During the year ended December 31, 2003 we repaid short-term debt and redeemed a portion of the QUIPS Debentures, using the net after tax cash proceeds from the sale of our Avionics business, cash proceeds from the sale of the Noveon PIK Notes and cash provided by operating activities, net of dividends and capital expenditures.

Discontinued Operations

Net cash provided by discontinued operations of $140.2 million in the year ended December 31, 2003 included $134.1 million of proceeds from the sale of our Avionics business.

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

Estimates of our environmental liabilities are based on currently available facts, present laws and regulations and current technology. These estimates take into consideration our prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities and the professional judgment of our environmental specialists in consultation with outside environmental specialists, when necessary. Estimates of our environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

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

Our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $81 million and $88.5 million at December 31, 2005 and December 31, 2004, respectively. At December 31, 2005 and December 31, 2004, $18.3 million and $16.2 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At December 31, 2005 and December 31, 2004, $31.4 million and $29.6 million, respectively, was associated with ongoing operations and $49.6 million and $58.9 million, respectively, was associated with businesses previously disposed of or discontinued.

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

We believe that we have substantial insurance coverage available to us related to any remaining claims. However, the primary layer of insurance coverage for most of these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan approved by the Illinois Department of Insurance. We cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

In addition, a portion of our primary and excess layers of general liability insurance coverage for most of these claims was provided by insurance subsidiaries of London United Investments plc (KWELM). KWELM is insolvent and in the process of distributing its assets and dissolving. In September 2004, we entered into a settlement agreement with KWELM pursuant to which we agreed to give up our rights with respect to the KWELM insurance policies in exchange for $18.3 million, subject to increase under certain circumstances. The settlement represents a negotiated payment for our loss of insurance coverage, as we no longer have the KWELM insurance available for claims that would have qualified for coverage. The initial settlement amount of $18.3 million was paid to us during 2004, was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods.

The KWELM insolvent fund managers made additional settlement distributions to us in 2005 totaling $11.3 million following completion of the insolvent scheme of arrangement process in the United Kingdom. The additional distribution was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods. One final distribution may be made depending on the final valuation of KWELM.

Liabilities of Divested Businesses

Asbestos

In May 2002, we completed the tax-free spin-off of our Engineered Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

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

Guarantees

At December 31, 2005, we had an outstanding contingent liability for guarantees of debt and lease payments of $2.4 million, letters of credit and bank guarantees of $47.5 million and residual value of lease obligations of $24.8 million.

We guaranteed amounts previously owed by Coltec Capital Trust with respect to $150 million of TIDES, which included $5 million of TIDES that were beneficially owned by Coltec, and guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and our guarantee with respect to the TIDES remained an obligation of ours. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify us for any costs and liabilities arising under or related to the TIDES after the spin-off. On November 28, 2005, Coltec redeemed all of the outstanding TIDES and underlying convertible subordinated debentures. Our guarantee of the TIDES terminated upon full payment of the redemption price of all of the TIDES, subject to reinstatement if at any time any TIDES holder must repay any sums paid to it with respect to the TIDES or our guarantee.

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

Aerostructures Long-Term Contracts

Our aerostructures business has several long-term contracts in the pre-production phase. This phase includes design of the product to meet customer specifications as well as design of the manufacturing processes to manufacture the product. Also involved in this phase is securing a supply of material and components produced by third party suppliers, which is generally accomplished through long-term supply agreements. Because these contracts cover periods of up to 15 years or more, there is risk that estimates of future costs made during the pre-production phase will be different from actual costs and that the difference could be significant.

Tax

We are continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by us are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements. As of December 31, 2005, we had recorded tax contingency reserves of approximately $325.6 million.

In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, we were notified that the trial court ruled in favor of Coltec and ordered the U.S. Government to refund federal tax payments of $82.8 million to Coltec. This tax refund would also bear interest to the date of payment. As of December 31, 2005, the interest amount was approximately $52 million before tax, or approximately $33 million after tax. The U.S. Court of Federal Claims entered a final judgment in this case on February 15, 2005. During July 2005, the U.S. Government filed its brief related to its appeal of the decision with the U.S. Court of Appeals for the Federal Circuit. Coltec filed its brief related to the U.S. Government’s appeal on September 6, 2005. Oral arguments were heard by the U.S. Court of Appeals for the Federal Circuit on February 8, 2006. A decision is expected by the U.S. Court of Appeals for the Federal Circuit sometime in 2006. If the trial court’s decision is ultimately upheld, we will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, we expect to record income of approximately $149 million, after tax, based on interest through December 31, 2005, including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.

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

Our current IRS examination cycle began on September 29, 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. The prior examination cycle which began in March 2002 has reached an advanced stage of discussion with the IRS. We anticipate substantially all of the open issues for the consolidated income tax groups in the audit periods identified below to be resolved in 2006:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)
Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)

There are numerous tax issues that have been raised during the examinations by the IRS, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We have reached a tentative agreement with the IRS on a substantial number of the issues raised in the prior examination cycle and the U.S. Tax Court litigation involving Rohr described above. The final settlement of these issues is subject to a further review and approval process, the outcome of which cannot be predicted at this time. If we settle pursuant to these discussions, we would anticipate reversing some portion of previously established reserves, which could be material to our financial statements. We anticipate a final settlement in 2006.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $19 million as of December 31, 2005. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of December 31, 2005. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. Rohr made a voluntary payment during the three months ended March 31, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. Rohr made an additional payment during the three months ended December 31, 2005 of approximately $4.5 million related to the contested tax amount pursuant to the State’s assessment notice dated October 20, 2005. No payment has been made for the $19 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund before the end of 2007.

NEW ACCOUNTING STANDARDS

Accounting Changes and Error Corrections

During May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). Under APB Opinion No. 20, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. SFAS 154 will apply to all accounting changes made after adoption of the statement, which is required by the fiscal year beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. To date, the adoption of SFAS 154 has not had a material impact on our financial condition, results of operations or cash flows.

Inventory Costs

The FASB recently issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards (IAS) 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We adopted SFAS 151 on January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on our financial condition, results of operations or cash flows.

Stock-Based Compensation

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. We adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 123(R) requires that we use the valuation technique that best fits the circumstances. We currently use and will continue to use the Black-Scholes formula to estimate the fair value of stock options granted to employees. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, which is our current practice. As a result, the adoption of SFAS 123(R) will reduce net operating cash flows and increase net financing cash flows in the periods after the effective date. SFAS 123(R) also requires that we estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. Our current policy is to recognize forfeitures as they occur.

In accordance with SFAS 123(R), the explicit service period for employees that are eligible to retire or become eligible to retire is considered to be nonsubstantive, which would require compensation cost to be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Our current policy is to recognize compensation cost over the explicit service period (i.e., up to the date of actual retirement) as opposed to through the date the employee first becomes eligible to retire. Upon adoption of SFAS 123(R), we will be required to change our policy and to recognize compensation expense for awards granted subsequent to January 1, 2006 over a period ending with the date the employee first becomes eligible for retirement. If we had previously applied the nonsubstantive vesting provisions of SFAS 123(R) when it adopted SFAS 123 on January 1, 2004, recognized compensation cost would have increased by approximately $2.4 million and $4 million for the years ended December 31, 2005 and 2004, respectively.

Based upon current assumptions regarding nonsubstantive vesting and grants of stock-based compensation in 2006, recognized compensation cost is expected to increase by approximately $10 million for the year ending December 31, 2006 as a result of adopting SFAS 123(R).

On March 29, 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R)and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also requires disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS 123(R). We will incorporate the SAB 107 guidance in conjunction with our adoption of SFAS 123(R) on January 1, 2006.

Accounting for Conditional Asset Retirement Obligations

During March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is an interpretation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The Interpretation clarifies that the term conditional asset retirement obligation refers to the legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event that may or may not be within the control of the entity. Adoption of FIN 47 is required by the fiscal year ending after December 15, 2005. We adopted FIN 47 on December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial condition, results of operations or cash flows.

Accounting for Purchased or Acquired Leasehold Improvements

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. The guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We do not expect the adoption of EITF 05-6 to have a material impact on our financial condition, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing obligations, service and product warranties, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

For revenues not recognized under the contract method of accounting, we recognize revenues from the sale of products at the point of passage of title, which typically is at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete. In multiple deliverable arrangements, the revenues for products and services are allocated based upon their relative fair value.

Contract Accounting Percentage-of-Completion

Effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business unit, including a change to the cumulative catch-up method from the reallocation method for accounting for changes in contract estimates of revenue and costs and a change to the accounting for certain pre-certification costs. Pre-certification costs, including those in excess of original estimated levels, are now included in total contract costs used to evaluate overall contract profitability. These contract accounting methods are described below. The impact of these changes on our financial statements was income of approximately $16 million after tax or $23 million before tax, which was reported as a Cumulative Effect of Change in Accounting in 2004.

Revenue Recognition

We have sales under long-term contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. We follow the requirements of Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability are known.

Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract. Changes in estimated total revenue and estimated total cost are recognized as business or economic conditions change and the impact on contract profitability is recorded immediately in that period using the cumulative catch-up method. Cost includes the estimated cost of the pre-production effort, primarily tooling and engineering design, plus the estimated cost of manufacturing a specified number of production units. The specified number of production units used to establish the profit margin is predicated upon contractual terms adjusted for market forecasts and does not exceed the lesser of those quantities assumed in original contract pricing as adjusted to the date of certification, or those quantities which we now expect to deliver in the timeframe/period assumed in the original contract pricing or at the date of certification. Our policies only allow the estimated number of production units to be delivered to exceed the quantity assumed within the original contract pricing or at date of certification when we receive firm orders for additional units or we are required to begin manufacturing of units under contractual production lead time. The assumed timeframe/period is generally equal to the period-specified in the contract. If the contract is a “life of program” contract, then such period is equal to the time period used in the original pricing model adjusted, if appropriate, to the expected period of production estimated at the date of certification. Option quantities are combined with prior orders when follow-on orders are released.

The contract method of accounting involves the use of various estimating techniques to project revenues and costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. We re-evaluate our contract estimates periodically and reflect changes in estimates immediately under the cumulative catch-up method for the impact on shipments to date.

Included in contract costs, or estimated revenues, are the expected impact of specific contingencies that we believe are probable. If actual experience differs from estimates or facts and circumstances change, estimated costs or revenues will be revised.

Included in sales are amounts arising from contract terms that provide for invoicing a portion of the contract price at a date after delivery. Also included are negotiated values for units delivered and anticipated price adjustments for contract changes, claims, escalation and estimated earnings in excess of billing provisions, resulting from the percentage-of-completion method of accounting. Certain contract costs are estimated based on the learning curve concept discussed in the “Inventory” section.

Estimates of revenue and cost for our contracts span a period of many years from the inception of the contracts to the date of actual shipments and are based on a substantial number of underlying assumptions. We believe that the underlying factors are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the assumptions of the revenue and cost streams can be significant if the factors change. The factors include but are not limited to the following:

•	Projected number of units to be delivered under the contracts;

•	Assumed escalation factor for future sales prices under the contracts;

•	Estimated costs, including material and labor costs;

•	Estimated labor improvement due to the learning curve;

•	Estimated supplier pricing; and

•	Estimated cost increases due to inflation or availability of certain materials.

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

If in-process inventory plus estimated costs to complete a specific contract exceeds the anticipated remaining sales value of such contract, such excess is charged to Cost of Sales in the period recognized, thus reducing inventory to estimated realizable value.

Income Taxes

In accordance with SFAS 109, APB Opinion No. 28, and FIN No. 18, as of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Further influencing this estimate are evolving interpretations of new and existing tax laws, rulings by taxing authorities and court decisions. Due to the subjective and complex nature of these underlying issues, our actual effective tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded.

In accordance with SFAS 5, we record tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of December 31, 2005 and December 31, 2004, we had recorded tax contingency reserves of approximately $325.6 million and $315.8 million, respectively.

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

Participation Payments

Certain of our businesses make cash payments under long-term contractual arrangements to OE manufacturers (OEM) or system contractors in return for a secured position on the aircraft program. Participation payments are capitalized as Other Assets and amortized as Cost of Sales. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life. At December 31, 2005 and 2004, the carrying amount of participation payments was $118.2 million and $23.8 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the years ended December 31, 2005, 2004 or 2003.

Entry Fees

Certain businesses in our Engine Systems segment make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in Other Assets and are amortized on a straight-line basis to Cost of Sales over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. As of December 31, 2005 and 2004, the carrying amount of entry fees was $113.9 million and $111.3 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the years ended December 31, 2005, 2004 or 2003.

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

Sales Incentives

We offer sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as Other Assets and amortized to Cost of Sales using the straight-line method over the remaining contract term. At December 31, 2005 and 2004, the carrying amount of sales incentives was $67.1 million and $68.7 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such charges were recorded in the years ended December 31, 2005, 2004 or 2003.

Flight Certification Costs

When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in Other Assets and are amortized to Cost of Sales over the projected number of aircraft to be manufactured. As of December 31, 2005 and 2004, the carrying amount of flight certification costs was $26.2 million. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense is adjusted when the estimated number of units to be manufactured changes. A charge of $2.1 million was recorded in the year ended December 31, 2003 for a reduction in the estimate of the number of units to be manufactured of a program. No such charges were recorded in the years ended December 31, 2005 or 2004.

Service and Product Warranties

We provide service and warranty policies on certain of our products. We accrue liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with SFAS 5. Adjustments are made to accruals as claim data and historical experience change. In addition, we incur discretionary costs to service our products in connection with product performance issues.

Our service and product warranty reserves are based upon a variety of factors. Any significant change in these factors could have a material impact on our results of operations. Such factors include but are not limited to the following:

•	The historical performance of our products and changes in performance of newer products;

•	The mix and volumes of products being sold; and

•	The impact of product changes.

Pension and Postretirement Benefits Other Than Pensions

Assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions are evaluated and established. We consult with an outside actuary for most of the assumptions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. We have changed from a U.S. discount rate benchmarked on the Moody’s Aa Index, which was used to determine the benefit obligations as of December 31, 2004 to a rate in the current year that better matches the benefit payment obligations of the plans. For December 31, 2005 the U.S. discount rates were determined at the end of the year based on a customized yield curve approach that matches the benefit payment obligation. Our pension and postretirement benefit payment streams were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rates were used to determine the benefit obligations as of December 31, 2005. In the U.K., the iBoxx AA long-term high quality bond rate was used as the basis for determining the discount rate for both 2004 and 2005. The appropriate benchmarks by applicable country were used for other non-U.S. and non-U.K. pension plans to determine the discount rate assumptions.

Following is a summary of our 2005 assumptions for determining the pension and postretirement benefits other than pension obligations and the annual cost for 2005.

Weighted-Average Assumptions Used to Determine the Benefit Obligations as of December 31, 2005

			Other
	U.S. Plans	U.K. Plans	Non-U.S. Plans

Discount rate — Pensions	5.64%	4.75%	4.76%
Discount rate — Postretirement benefits other than pension	5.55%	n/a	n/a
Rate of compensation increase	3.63%	3.50%	3.34%

Also for measurement purposes, we changed to the RP2000 mortality table from the GAM83 table for the determination of the benefit obligations as of December 31, 2005.

To determine postretirement benefits other than pension obligations, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5 percent for 2010 and remain at that level thereafter.

Weighted-Average Assumptions Used to Determine the Net Periodic Pension Benefit Costs for the Year Ended December 31, 2005

			Other
	U.S. Plans	U.K. Plans	Non-U.S. Plans

Discount rate — Pensions	5.875%	5.50%	5.75%
Expected long-term return on assets	9.00%	8.50%	8.50%
Rate of compensation increase	3.63%	3.50%	3.50%

To determine postretirement benefits other than pension costs, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5 percent for 2008 and remain at that level thereafter. The discount rate to determine costs for postretirement benefits other than pension was 5.875 percent for 2005.

Based on pension assumptions as of January 1, 2006, we expect to incur additional pension expense of approximately $19 million before tax in 2006, compared to 2005.

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

	.25 Percentage	.25 Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (Decrease) in costs
Discount rate	$(9.2)	$9.5
Expected long-term rate of return	$(6.8)	$6.8
Increase (Decrease) in projected benefit obligation
Discount rate	$(108)	$112

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate on our annual cost and balance sheet liability for postretirement benefits other than pension obligations holding all other assumptions constant.

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (Decrease) in total of service and interest cost components
Health care cost trend rate	$1.6	$(0.9)
Increase (Decrease) in accumulated postretirement benefit obligation
Health care cost trend rate	$28.4	$(24.9)

U.S. Retirement Plan Changes in 2006

In the fourth quarter of 2005, we changed certain aspects of our U.S. qualified defined benefit pension plan and U.S. qualified defined contribution plan. Employees hired on and after January 1, 2006, will not participate in the Goodrich Employees’ Pension Plan. These new employees will receive a higher level of company contribution in the Goodrich Employees’ Savings Plan. New employees will receive a dollar for dollar match on the first 6 percent of pay contributed, plus an automatic annual employer contribution of 2 percent of pay. However, this 2 percent employer contribution is subject to a 3-year vesting requirement. During the first half of 2006, persons employed by us at December 31, 2005 must elect whether they want to continue with the current benefits in the defined benefit and defined contribution plans or cease to earn additional service in the pension plan as of June 30, 2006 and receive the higher level of company contributions in the Employees’ Savings Plan. Those employees choosing the latter option will continue to have pay received after June 30, 2006 included in their final average earnings used to calculate their pension benefit.

This change in retirement benefits is expected to result in a 2006 curtailment charge and a revision to 2006 pension expense for the remainder of the year after the curtailment date. The charge and updated pension expense will be known when we can reasonably estimate the effect of the employee elections. The curtailment charge will be based on the unrecognized prior service cost attributable to the employees who elect the new arrangement. The revised pension expense will reflect the elimination of service cost and amortization of prior service cost for the employees who elect the new arrangement.

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

Important factors that could cause actual results to differ include, but are not limited to:

•	demand for and market acceptance of new and existing products, such as the Airbus A350 and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Dassault Falcon 7X and the Lockheed Martin F-35 JSF and F-22 Raptor;

•	our ability to extend our commercial original equipment contracts beyond the initial contract periods;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the actual amount of future liabilities assumed by us pursuant to the partial settlement with Northrop Grumman related to the purchase of aeronautical systems;

•	the possibility of additional contractual disputes with Northrop Grumman related to the purchase of aeronautical systems;

•	the resolution of tax litigation involving Coltec Industries Inc and Rohr, Inc. and the resolution of the IRS examination cycle for our tax years through 1999;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	level of participation of employees in new retirement plan alternatives;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts.

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

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Refer to Note 20 “Derivatives and Hedging Activities” in our Consolidated Financial Statements for a description of current developments involving our hedging activities.

Interest Rate Exposure

We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations and interest rate swaps. The table below provides information about our financial instruments that are sensitive to changes in interest rates. In addition to those financial instruments, we had $97.1 million outstanding at year-end under our variable rate receivables securitization program. At December 31, 2005, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $3.2 million.

In October 2003, we entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on our 7.5 percent senior notes due in 2008 and the other $50 million swap is on our 6.45 percent medium-term notes due in 2008. In December 2003, we entered into a $50 million fixed-to-floating interest rate swap on our 7.5 percent senior notes due in 2008. The purpose of the interest rates swaps was to increase our exposure to variable interest rates. The settlement and maturity dates on the swaps are the same as those on the related notes. In accordance with SFAS 133, the carrying values of the notes have been adjusted to reflect the fair values of the related interest rate swaps.

The table represents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates (excluding the receivables securitization program). Also included is information about our interest rate swaps.

Expected Maturity Dates

								Fair
Debt	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(Dollars in millions)

Debt
Fixed Rate	$0.6	$0.6	$368.9	$214.2	$0.6	$1,098.0	$1,682.9	$1,841.6
Average Interest Rate	5.2%	5.2%	7.3%	6.6%	5.2%	7.3%	7.2%
Variable Rate	$22.3	—	—	—	$34.9	$16.6	$73.8	$73.8
Average Interest Rate	5.9%	—	—	—	5.3%	4.4%	5.3%
Capital Lease Obligations	$1.3	$1.3	$1.2	$1.1	$1.0	$10.1	$16.0	$9.4
Interest Rate
Swaps Fixed to Variable- Notional Value			$150.0				$150.0	$(4.4)
								Loss
Average Pay Rate			7.0%				7.0%
Average Receive Rate			7.2%				7.2%

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

Foreign exchange negatively impacted the financial results in our business segments in 2005. Approximately 10 percent of our revenues and approximately 25 percent of our costs are denominated in currencies other than the U.S. Dollar. Over 95 percent of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. We do hedge a portion of our exposure of U.S. Dollar sales on an ongoing basis.

As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.

We have entered into foreign exchange forward contracts to sell U.S. Dollars for Great Britain Pounds Sterling, Canadian Dollars, Euros and Polish Zlotys. These forward contracts are used to mitigate a portion of the potential volatility to earnings and cash flows arising from changes in currency exchange rates. As of December 31, 2005 we had forward contracts with an aggregate notional amount of $449.1 million to buy Great Britain Pounds Sterling, forward contracts with an aggregate notional amount of $325.2 million to buy Canadian Dollars, forward contracts with an aggregate notional amount of $351.6 million to buy Euros and forward contracts with an aggregate notional amount of $22.5 million to buy Polish Zlotys. These forward contracts mature on a monthly basis with maturity dates that range from January 2006 to December 2008.

At December 31, 2005, a hypothetical 10 percent strengthening of the U.S. Dollar against other foreign currencies would decrease the value of the forward contracts described above by $123.4 million. The fair value of these forward contracts was $8.7 million at December 31, 2005.

Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

In addition to the foreign exchange cash flow hedges, we have entered into foreign exchange forward contracts to manage foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. As of December 31, 2005, we had forward contracts with a notional value of $92.4 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $20.1 million to buy Euros and forward contracts with a notional value of $44.8 million to sell Canadian Dollars.

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

Goodrich’s management assessed the effectiveness of Goodrich’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Goodrich maintained effective internal control over financial reporting as of December 31, 2005.

Goodrich’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment and the effectiveness of Goodrich’s internal control over financial reporting. This report appears on page 68.

/s/ Marshall O. Larsen Marshall O. Larsen Chairman, President and Chief Executive Officer

/s/ Scott E. Kuechle Scott E. Kuechle Senior Vice President and Chief Financial Officer

/s/ Scott A. Cottrill Scott A. Cottrill Vice President and Controller (Principal Accounting Officer)

February 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Goodrich Corporation

We have audited the accompanying consolidated balance sheet of Goodrich Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As described in Notes 7, 16 and 24 to the consolidated financial statements, in 2004 the Company changed its method of accounting for certain aspects of the application of contract accounting, early adopted accounting guidance related to postretirement benefit obligations and changed its method of accounting for stock-based compensation.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Goodrich Corporation’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Goodrich Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Goodrich Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodrich Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Goodrich Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Goodrich Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Goodrich Corporation and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 20, 2006

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions, except per share amounts)

Sales	$5,396.5	$4,700.4	$4,366.4
Operating costs and expenses:
Cost of sales	3,963.5	3,501.5	3,402.5
Selling and administrative costs	899.7	801.7	719.3

	4,863.2	4,303.2	4,121.8

Operating Income	533.3	397.2	244.6
Interest expense	(130.9)	(143.2)	(155.5)
Interest income	5.1	3.4	6.0
Other income (expense) — net	(44.4)	(60.7)	(26.3)

Income from continuing operations before income taxes and trust distributions	363.1	196.7	68.8
Income tax expense	(119.3)	(42.4)	(22.6)
Distributions on trust preferred securities	—	—	(7.9)

Income From Continuing Operations	243.8	154.3	38.3
Income from discontinued operations — net of income taxes	19.8	1.7	62.6
Cumulative effect of change in accounting	—	16.2	(0.5)

Net Income	$263.6	$172.2	$100.4

Basic Earnings Per Share
Continuing operations	$2.01	$1.30	$0.32
Discontinued operations	0.16	0.02	0.53
Cumulative effect of change in accounting	—	0.13	—

Net Income	$2.17	$1.45	$0.85

Diluted Earnings Per Share
Continuing operations	$1.97	$1.28	$0.32
Discontinued operations	0.16	0.02	0.53
Cumulative effect of change in accounting	—	0.13	—

Net Income	$2.13	$1.43	$0.85

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	Year Ended
	December 31,
	2005	2004
	(Dollars in millions, except share amounts)

Current Assets
Cash and cash equivalents	$251.3	$297.9
Accounts and notes receivable — net	709.2	649.3
Inventories — net	1,308.4	1,163.5
Deferred income taxes	101.3	118.9
Prepaid expenses and other assets	55.2	118.8
Assets from discontinued operations	—	17.8

Total Current Assets	2,425.4	2,366.2

Property, plant and equipment — net	1,194.3	1,164.1
Prepaid pension	337.8	275.5
Goodwill	1,318.4	1,258.5
Identifiable intangible assets — net	462.3	507.0
Deferred income taxes	42.8	44.7
Other assets	673.0	601.5

Total Assets	$6,454.0	$6,217.5

Current Liabilities
Short-term debt	$22.3	$1.0
Accounts payable	534.1	509.5
Accrued expenses	764.9	727.6
Income taxes payable	284.4	294.4
Deferred income taxes	7.2	22.0
Current maturities of long-term debt and capital lease obligations	1.7	2.4
Liabilities from discontinued operations	—	4.0

Total Current Liabilities	1,614.6	1,560.9

Long-term debt and capital lease obligations	1,742.1	1,899.4
Pension obligations	844.2	761.7
Postretirement benefits other than pensions	300.0	302.7
Deferred income taxes	42.1	33.7
Other non-current liabilities	438.0	316.2
Commitments and contingent liabilities	—	—

Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 136,727,436 shares at December 31, 2005 and 132,709,310 shares at December 31, 2004 (excluding 14,000,000 shares held by a wholly owned subsidiary)	683.6	663.5
Additional paid-in capital	1,203.3	1,077.9
Income retained in the business	285.6	119.5
Accumulated other comprehensive income (loss)	(283.0)	(103.7)
Common stock held in treasury, at cost (13,621,128 shares at December 31, 2005 and 13,566,071 shares at December 31, 2004)	(416.5)	(414.3)

Total Shareholders’ Equity	1,473.0	1,342.9

Total Liabilities And Shareholders’ Equity	$6,454.0	$6,217.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Operating Activities
Net income	$263.6	$172.2	$100.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(19.8)	(1.7)	(62.6)
Cumulative effect of change in accounting	—	(16.2)	0.5
Restructuring and consolidation:
Expenses	16.8	13.3	50.9
Payments	(15.0)	(27.6)	(46.4)
Pension contributions	(144.7)	(128.6)	(62.7)
Asset impairments	—	7.4	86.1
Depreciation and amortization	225.8	221.5	216.9
Stock-based compensation expense	21.5	18.0	2.8
Loss on extinguishment of debt	9.6	15.1	—
Deferred income taxes	57.2	32.0	41.6
Noveon PIK Notes interest income	—	—	(4.3)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(108.2)	16.0	97.7
Change in receivables sold, net	24.8	(25.0)	—
Inventories	(163.2)	(167.3)	(18.1)
Other current assets	(0.2)	1.3	3.0
Accounts payable	42.2	80.9	(53.0)
Accrued expenses	39.1	86.9	26.3
Income taxes payable	3.5	(7.4)	108.2
Tax benefit on non-qualified options	14.8	3.5	0.4
Other non-current assets and liabilities	77.1	116.0	63.3

Net Cash Provided By Operating Activities	344.9	410.3	551.0

Investing Activities
Purchases of property, plant and equipment	(215.5)	(151.8)	(125.1)
Proceeds from sale of property, plant and equipment	10.5	11.4	6.9
Proceeds from redemption of the Noveon PIK Notes	—	—	151.9
Payments received (payments made) in connection with acquisitions, net of cash acquired	(67.0)	(0.5)	23.6

Net Cash (Used In) Provided By Investing Activities	(272.0)	(140.9)	57.3

Financing Activities
Increase (decrease) in short-term debt, net	21.3	(2.8)	(377.4)
Proceeds from issuance of long-term debt	34.9	—	20.0
Repayment of long-term debt and capital lease obligations	(192.5)	(287.9)	(74.9)
Proceeds from issuance of common stock	107.7	27.5	9.1
Purchases of treasury stock	(1.2)	(0.2)	(0.3)
Dividends	(97.3)	(94.7)	(94.0)
Distributions to minority interest holders	(12.0)	—	—
Distributions to trust preferred securities	—	—	(7.9)

Net Cash Used By Financing Activities	(139.1)	(358.1)	(525.4)

Discontinued Operations (revised—see Note 21)
Net cash provided by (used in) operating activities	(1.2)	5.3	2.5
Net cash provided by (used in) investing activities	25.8	(0.2)	137.7
Net cash provided by (used in) financing activities	—	—	—

Net cash provided by discontinued operations	24.6	5.1	140.2
Effect of exchange rate changes on cash and cash equivalents	(5.0)	3.1	5.4

Net (decrease) increase in cash and cash equivalents	(46.6)	(80.5)	228.5
Cash and cash equivalents at beginning of year	297.9	378.4	149.9

Cash and cash equivalents at end of period	$251.3	$297.9	$378.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Unearned
				Income	Accumulated	Portion of
			Additional	Retained	Other	Restricted
	Common Stock		Paid-In	In The	Comprehensive	Stock	Treasury
	Shares	Amount	Capital	Business	Income (Loss)	Awards	Stock	Total
	(In thousands)		(Dollars in millions)

Balance December 31, 2002	130,569	$652.9	$1,027.4	$36.1	$(369.1)	$(1.6)	$(412.8)	$932.9
Net income				100.4				100.4
Other comprehensive income (loss):
Translation adjustments					131.3			131.3
Minimum pension liability adjustment					62.2			62.2
Unrealized gain on cash flow hedges					49.5			49.5

Total comprehensive income (loss)								343.4
Employee award programs	696	3.4	8.0			0.2	(0.7)	10.9
Tax benefit from employees share- based compensation programs			0.4					0.4
Dividends declared (per share — $0.80)				(94.1)				(94.1)

Balance December 31, 2003	131,265	$656.3	$1,035.8	$42.4	$(126.1)	$(1.4)	$(413.5)	$1,193.5
Net income				172.2				172.2
Other comprehensive income (loss):
Translation adjustments					89.4			89.4
Minimum pension liability adjustment					(69.8)			(69.8)
Unrealized gain on cash flow hedges					2.8			2.8

Total comprehensive income (loss)								194.6
Employee award programs	1,444	7.2	20.6			1.4	(0.8)	28.4
Stock-based compensation			18.0					18.0
Tax benefit from employees share- based compensation programs			3.5					3.5
Dividends declared (per share — $0.80)				(95.1)				(95.1)

Balance December 31, 2004	132,709	$663.5	$1,077.9	$119.5	$(103.7)	$—	$(414.3)	$1,342.9
Net income				263.6				263.6
Other comprehensive income (loss):
Translation adjustments					(77.5)			(77.5)
Minimum pension liability adjustment					(36.0)			(36.0)
Unrealized loss on cash flow hedges					(65.8)			(65.8)

Total comprehensive income (loss)								84.3
Employee award programs	4,018	20.1	89.1				(2.2)	107.0
Stock-based compensation			21.5					21.5
Tax benefit from employees share- based compensation programs			14.8					14.8
Dividends declared (per share — $0.80)				(97.5)				(97.5)

Balance December 31, 2005	136,727	$683.6	$1,203.3	$285.6	$(283.0)	$—	$(416.5)	$1,473.0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

As discussed in Note 25, “Discontinued Operations”, the Company’s Test Systems, Avionics and Passenger Restraints Systems (PRS) businesses have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations.

Cash Equivalents.  Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

Allowance for Doubtful Accounts.  The Company evaluates the collectibility of trade receivables based on a combination of factors. The Company regularly analyzes significant customer accounts and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, which may occur in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

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

Inventoried costs on long-term contracts include certain pre-production costs, consisting primarily of tooling and engineering design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as “excess-over average”) during the early years of a contract.

If in-process inventory plus estimated costs to complete a specific contract exceed the anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period recognized current earnings, thus reducing inventory to estimated realizable value.

In accordance with industry practice, costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

Long-Lived Assets.  Property, plant and equipment, including amounts recorded under capital leases, are recorded at cost. Depreciation and amortization is computed principally using the straight-line method over the following estimated useful lives: buildings and improvements, 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 40 years; machinery and equipment, 5 to 15 years; and internal use software, 2 to 7 years. In the case of capitalized lease assets, amortization is recognized over the lease term if shorter. Repairs and maintenance costs are expensed as incurred.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Under the provisions of Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Intangible Assets”, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are reviewed for impairment annually, or more frequently, if indicators of potential impairment exist.

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

Revenue and Income Recognition.  For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete. In multiple deliverable arrangements, the revenues for products and services are allocated based upon their relative fair value.

For revenues recognized under the contract method of accounting, the Company recognizes sales and profits on each contract in accordance with the percentage-of-completion method of accounting, generally using the units-of-delivery method. The Company follows the requirements of American Institute of Certified Public Accounting Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting). The contract method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements.

The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period. Effective January 1, 2004, the Company changed its method of accounting for revisions in estimates of total revenue, total costs or extent of progress on a contract from the reallocation method to the cumulative catch-up method. A significant portion of the Company’s sales in the aerostructures business in the Engines Systems segment are under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products over several years and frequently providing the buyer with option pricing on follow-on orders.

Included in Accounts Receivable at December 31, 2005 and 2004, were receivable amounts under contracts in progress of $90.6 million and $66.9 million, respectively, that represent amounts earned but not billable at the respective Balance Sheet dates. These amounts become billable according to their contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.

Income Taxes.  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, which requires that deferred taxes and liabilities are based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The Company records interest on potential tax contingencies as a component of its tax expense and records the interest net of any applicable related tax benefit.

Participation Payments.  Certain businesses in the Company make cash payments under long-term contractual arrangements to OE manufacturers (OEM) or system contractors in return for a secured position on the aircraft program. Participation payments are capitalized as Other Assets and amortized as Cost of Sales. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life. At December 31, 2005 and 2004, the carrying amount of participation payments was $118.1 million and $23.8 million respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment, such as a change in the estimated number of units or economics of the program are revised. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the years ended December 31, 2005, 2004 or 2003.

Entry Fees.  Certain businesses in the Company’s Engine Systems segment make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle the Company to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in Other Assets and are amortized on a straight-line basis to Cost of Sales over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. As of December 31, 2005 and 2004, the carrying amount of entry fees was $113.9 million and $111.3 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the years ended December 31, 2005, 2004 or 2003.

Sales Incentives.  The Company offers sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized as an expense in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as Other Assets and amortized to Cost of Sales using the straight-line method over the remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract term. At December 31, 2005 and 2004, the carrying amount of sales incentives was $67.1 million and $68.7 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such charges were recorded in the years ended December 31, 2005, 2004 or 2003.

Flight Certification Costs.  When a supply arrangement is secured, certain businesses in the Company may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in Other Assets and are amortized to Cost of Sales over the projected number of aircraft to be manufactured. As of December 31, 2005 and 2004, the carrying amount of flight certification costs was $26.2 million. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense is adjusted when the estimated number of units to be manufactured changes. A charge of $2.1 million was recorded in the year ended December 31, 2003 for a reduction in the estimate of the number of units to be manufactured of a program. No such charges were recorded in the years ended December 31, 2005 or 2004.

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

Stock-Based Compensation.  Effective January 1, 2004, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) and Statement of Financial Accounting Standards No. 148 (SFAS 148) “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” As such, the Company expenses stock options and the discount and option value of shares issued under its employee stock purchase plan using the grant date fair value. The expense is recognized over the period the stock options vest and the shares are earned. The Company adopted SFAS 123 and SFAS 148 on a modified prospective basis and therefore periods prior to January 1, 2004 have not been restated. Prior to January 1, 2004, the Company accounted for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Earnings Per Share.  Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

Research and Development Expense.  The Company performs research and development under company-funded programs for commercial products, and under contracts with others. Research

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and development under contracts with others is performed on both military and commercial products. Total research and development expenditures from continuing operations in the years ending December 31, 2005, 2004 and 2003 were $379 million, $346.2 million and $287.5 million, respectively. Of these amounts, $112.1 million, $99.5 million and $87.9 million, respectively, were funded by customers.

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

Toxic Tort.  The Company establishes a liability for toxic tort liabilities, including asbestos, when it is probable that a liability has been incurred and the Company has the ability to reasonably estimate the liability. The Company typically records a liability for toxic tort when legal actions are in advanced stages (proximity to trial or settlement). It is the Company’s policy to expense legal costs for toxic tort issues when they are incurred. When a liability is recorded, a claim for recovery by insurance is evaluated and a receivable is recorded to the extent recovery is probable.

Service and Product Warranties.  The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (SFAS 5). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues, which are considered in the accrual process.

Note 2.	New Accounting Standards

Accounting Changes and Error Corrections

During May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). Under APB Opinion No. 20, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. SFAS 154 will apply to all accounting changes made after adoption of the statement, which is required by the fiscal year beginning after December 15, 2005. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted SFAS 154 on January 1, 2006. To date, the adoption of SFAS 154 has not had a material impact on the Company’s financial condition, results of operations or cash flows.

Inventory Costs

The FASB recently issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 was required by the year beginning January 1, 2006. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards (IAS) 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement will apply to the Company’s businesses if they become subject to “abnormal costs” as defined in SFAS 151. The Company adopted SFAS 151 on January 1, 2006. The adoption of SFAS 151 has not had a material impact on the Company’s financial condition, results of operations or cash flows.

Stock-Based Compensation

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. The Company adopted the SFAS 123 fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 123(R) requires that the Company use the valuation technique that best fits the circumstances. The Company currently uses and will continue to use the Black-Scholes formula to estimate the fair value of stock options granted to employees. SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, which is the Company’s current practice. As a result, the adoption of SFAS 123(R) will reduce net operating cash flows and increase net financing cash flows in the periods after the effective date. SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as actual forfeitures differ from that estimate. The Company’s current policy is to recognize forfeitures as they occur.

In accordance with SFAS 123(R), the explicit service period for employees that are eligible to retire prior to the end of the explicit service period or become eligible to retire is considered to be nonsubstantive, which would require compensation cost to be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s current policy is to recognize compensation cost over the explicit service period (i.e., up to the date of actual retirement) as opposed to through the date the employee first becomes eligible to retire. Upon adoption of SFAS 123(R),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company will be required to change its policy and to recognize compensation expense for awards granted subsequent to January 1, 2006 over a period ending with the date the employee first becomes eligible for retirement. If the Company had previously applied the non-substantive vesting provisions of SFAS 123(R) when it adopted SFAS 123 on January 1, 2004, recognized compensation cost would have increased by approximately $2.4 million and $4 million for the years ended December 31, 2005 and 2004, respectively.

Based upon current assumptions regarding non-substantive vesting and grants of stock-based compensation in 2006, recognized compensation cost is expected to increase by approximately $10 million for the year ending December 31, 2006 as a result of adopting SFAS 123(R). In addition to applying the non-substantive vesting provisions of SFAS 123(R) in 2006, we will recognize an additional year of restricted stock unit grant expense. We began issuing restricted stock units in 2004. The cost of each annual restricted stock unit grant is amortized over a five year vesting period, consequently, expense increases year-over-year as each new restricted stock unit grant is added. In total, these items are expected to result in an increase in stock-based compensation expense of approximately $14 million during 2006.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also requires disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS 123(R). The Company incorporated the SAB 107 guidance in conjunction with its adoption of SFAS 123(R) on January 1, 2006.

Accounting for Conditional Asset Retirement Obligations

During March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which is an interpretation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The Interpretation clarifies that the term conditional asset retirement obligation refers to the legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event that may or may not be within the control of the entity. Adoption of FIN 47 is required by the fiscal year ending after December 15, 2005. The Company adopted FIN 47 on December 31, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Business Segment Information

The Company has three business segments:  Airframe Systems, Engine Systems and Electronic Systems.

Airframe Systems

Airframe Systems provides systems and components pertaining to aircraft taxi, take-off, landing and stopping. Several business units within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including landing gear, wheels and brakes and certain brake controls. Airframe Systems also includes the aviation technical services business unit, which performs comprehensive total aircraft maintenance, repair, overhaul and modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers. The segment also includes the actuation systems and flight controls business units. The actuation systems business unit provides systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability. The actuation systems business unit also provides actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats. The engineered polymer products business unit provides large-scale marine composite structures, marine acoustic materials, acoustic/vibration damping structures, fireproof composites and high performance elastomer formulations to government and commercial customers.

Engine Systems

Engine Systems includes the aerostructures business unit, a leading supplier of nacelles, pylons, thrust reversers and related aircraft engine housing components. The segment also produces engine and fuel controls, pumps, fuel delivery systems, and structural and rotating components such as discs, blisks, shafts and airfoils for both aerospace and industrial gas turbine applications. The segment includes the cargo systems, engine controls and customer services business units. The cargo systems business unit produces fully integrated main deck and lower lobe cargo systems for wide body aircraft. The engine controls business unit provides engine control systems and components for jet engines used on commercial and military aircraft, including fuel metering controls, fuel pumping systems, electronic control software and hardware, variable geometry actuation controls, afterburner fuel pump and metering unit nozzles, and engine health monitoring systems. The customer services business unit primarily supports aftermarket products.

Electronic Systems

Electronic Systems produces a wide array of products that provide flight performance measurements, flight management, and control and safety data. Included are a variety of sensor systems that measure and manage aircraft fuel and monitor oil debris, engine and transmission, and structural health. The segment’s products also include ice detection systems, interior and exterior aircraft lighting systems, landing gear cables and harnesses, satellite control, data management and payload systems, launch and missile telemetry systems, airborne surveillance and reconnaissance systems, laser warning systems, aircraft evacuation systems, de-icing systems, ejection seats, crew and attendant seating, engine shafts primarily for helicopters, electronic flight bags, air data probes, reduced vertical separation minimums (RVSM) sensors, specialty heated products, potable water systems, drain masts, proximity sensors, laser perimeter awareness systems (LPAS) and cockpit video systems. The power systems business unit provides systems that produce and control electrical power for commercial and military aircraft, including electric generators for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both main and back-up electrical power, electric starters and electric starter generating systems and power management and distribution systems. The hoists and winches business unit, provides airborne hoists and winches used on both helicopters and fixed wing aircraft. The segment also includes short wave (SWIR) and near infrared (NIR) imaging products for a variety of military and commercial customers as a result of the acquisition of Sensors Unlimited, Inc. (SUI) in 2005.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated.

	2005	2004	2003
	(Dollars in millions)

Sales
Airframe Systems	$1,854.2	$1,629.7	$1,563.8
Engine Systems	2,237.6	1,939.6	1,714.9
Electronic Systems	1,304.7	1,131.1	1,087.7

TOTAL SALES	$5,396.5	$4,700.4	$4,366.4

Intersegment Sales
Airframe Systems	$52.9	$53.5	$55.2
Engine Systems	27.2	21.3	39.6
Electronic Systems	38.6	34.0	42.1

TOTAL INTERSEGMENT SALES	$118.7	$108.8	$136.9

Operating Income
Airframe Systems	$76.0	$90.1	$79.1
Engine Systems	399.8	264.9	97.3
Electronic Systems	145.9	135.2	139.6

	621.7	490.2	316.0
Corporate General and Administrative Expenses	(88.4)	(93.0)	(71.4)

TOTAL OPERATING INCOME	$533.3	$397.2	$244.6

Assets
Airframe Systems	$1,760.2	$1,796.1	$1,677.6
Engine Systems	2,350.8	2,266.7	2,078.5
Electronic Systems	1,494.0	1,401.2	1,381.9
Assets of Discontinued Operations	—	17.8	19.8
Corporate	849.0	735.7	793.7

TOTAL ASSETS	$6,454.0	$6,217.5	$5,951.5

Capital Expenditures
Airframe Systems	$78.7	$61.8	$52.2
Engine Systems	94.5	53.5	40.3
Electronic Systems	30.2	32.5	28.8
Corporate	12.1	4.0	3.8

TOTAL CAPITAL EXPENDITURES	$215.5	$151.8	$125.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003
	(Dollars in millions)

Depreciation and Amortization Expense
Airframe Systems	$91.1	$89.7	$92.4
Engine Systems	85.5	85.9	79.2
Electronic Systems	44.1	40.4	37.8
Corporate	5.1	5.5	7.5

TOTAL DEPRECIATION AND AMORTIZATION	$225.8	$221.5	$216.9

Geographic Areas
Sales
United States	$2,894.8	$2,430.3	$2,509.2
Europe(1)	1,694.3	1,530.7	1,197.7
Canada	199.9	177.1	180.0
Other Foreign	607.5	562.3	479.5

TOTAL	$5,396.5	$4,700.4	$4,366.4

Property, Plant and Equipment-net
United States	$856.6	$806.2	$815.2
Europe	213.1	256.5	256.9
Canada	89.7	67.0	67.1
Other Foreign	34.9	34.4	35.8

TOTAL	$1,194.3	$1,164.1	$1,175.0

(1)	Sales to customers in the United Kingdom in 2005, 2004 and 2003 represented 25 percent, 28 percent and 28 percent, respectively, of European sales. Sales to customers in France in 2005, 2004 and 2003 represented 43 percent, 41 percent and 34 percent, respectively, of European sales. Sales were reported in the geographic areas based on the country to which the product was shipped.

In the years ended December 31, 2005, 2004 and 2003, direct and indirect sales to Airbus S.A.S. (Airbus) totaled approximately 16 percent, 16 percent and 14 percent, respectively, of consolidated sales.

In the years ended December 31, 2005, 2004 and 2003, direct and indirect sales to The Boeing Company (Boeing) totaled approximately 12 percent, 13 percent and 17 percent, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In the years ended December 31, 2005, 2004 and 2003, direct and indirect sales to the U.S. Government totaled approximately 18 percent, 20 percent and 19 percent, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the preceding paragraph.

The Company has five categories of substantially similar products that share common customers, similar technologies and similar end-use applications and share similar risks and growth opportunities. Product categories cross the Company’s business segments and do not reflect the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management structure of the Company. The Company’s sales by these product categories are as follows:

	2005	2004	2003
	(Dollars in millions)

Engine Products & Services	$2,042.3	$1,755.4	$1,557.5
Landing System Products & Services	1,038.7	889.0	871.4
Airframe Products & Services	969.7	908.6	841.6
Electrical and Optical Products & Services	847.7	690.3	691.0
Safety Products & Services	383.5	362.5	339.1
Other Products & Services	114.6	94.6	65.8

Total Sales	$5,396.5	$4,700.4	$4,366.4

Note 4.	Restructuring and Consolidation Costs

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

Restructuring and Consolidation Costs Excluding Aeronautical Systems Business Restructuring Programs

The Company incurred $16.8 million ($10.9 million after tax), $13.7 million ($8.7 million after tax), and $50.9 million ($34.1 million after tax) of net restructuring and consolidation costs in 2005, 2004 and 2003, respectively. The 2005 charges primarily relate to restructuring actions initiated during 2004 to close two facilities and downsizing of two foreign facilities initiated in 2005.

	2005	2004	2003
	(Dollars in millions)

Airframe Systems	$5.3	$2.0	$11.2
Engine Systems	5.6	4.0	30.9
Electronic Systems	5.9	7.7	8.8

	$16.8	$13.7	$50.9

Personnel-related costs	$14.5	$9.9	$17.5
Facility closure and other costs	2.3	3.8	33.4

	$16.8	$13.7	$50.9

Cost of sales	$7.8	$9.2	$46.7
Selling and administrative costs	9.0	4.5	4.2

	$16.8	$13.7	$50.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and consolidation reserves at December 31, 2005 and December 31, 2004, as well as the activity during the years ended December 31, 2005 and December 31, 2004, consisted of:

(Dollars in millions)

Reserve balance — January 1, 2004	$9.5
Restructuring charges	13.7
Used as Intended	(19.8)
Return to Profit	—

Reserve balance at December 31, 2004	$3.4

Restructuring charges	17.2
Used as Intended	(13.7)
Return to Profit	(0.4)

Reserve balance at December 31, 2005	$6.5

Future Restructuring and Consolidation Costs for Programs Announced and Initiated

The Company expects to incur additional expenses of approximately $11 million for restructuring programs announced and initiated prior to December 31, 2005. The Company expects to incur most of these restructuring charges through December 31, 2007.

During 2005, the Company announced and initiated a restructuring program to downsize a German facility in the Electronic Systems segment with partial transfers of operations to an existing facility in Florida and to a new facility in India. The aim of this project is to reduce operating costs and foreign exchange exposure. The total restructuring cost is expected to be approximately $15 million, of which approximately $11 million relates to costs to be incurred in 2006 and 2007.

Additional expected costs by segment and type for the programs are as follows:

	Personnel-	Facility
	Related	Closure
	Costs	Costs	Total
	(Dollars in millions)

Airframe Systems	$—	$—	$—
Engine Systems	0.4	—	0.4
Electronic Systems	6.0	4.9	10.9

Total	$6.4	$4.9	$11.3

Opening Balance Sheet — Aeronautical Systems Business Restructuring Programs

Restructuring reserves were recorded in the opening balance sheet related to the acquisition of the aeronautical systems in 2002. These consolidation and restructuring reserves relate primarily to personnel-related costs for employee termination benefits that the Company recorded as part of its integration effort in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

During the year ended December 31, 2005, no additional reserves were recorded related to the aeronautical systems acquisition. The balance of the restructuring reserve was $0.2 million and $3.7 million at December 31, 2005 and 2004, respectively. No amount was returned to goodwill during the year ended December 31, 2005. Activity of $3.5 million during the year ended December 31, 2005 was used for the intended purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Other Income (Expense) — Net

Other Income (Expense) — Net consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Retiree health care expenses related to divested businesses	$(16.9)	$(18.9)	$(20.7)
Debt redemption premiums and related expenses	(11.6)	(15.4)	—
Expenses related to divested businesses	(3.4)	(11.7)	(7.1)
Minority interest and equity in affiliated companies	(11.5)	(9.1)	(4.7)
Impairment of a note receivable	—	(7.0)	—
Gain on the sale of the Noveon PIK Notes	—	—	6.9
Write-off of investment in Cordiem LLC	—	—	(11.7)
Other — net	(1.0)	1.4	11.0

Other income (expense) — net	$(44.4)	$(60.7)	$(26.3)

Note 6.	Asset Impairments

As shown in Note 5, “Other Income (Expense) — Net,” the Company recorded a non-cash $7 million before tax asset impairment charge to Other Income (Expense) — Net during the year ended December 31, 2004. The write-off was due to insufficient collateral value of a note receivable arising out of the divestiture of a business.

During 2003, the Company’s Engine Systems segment recorded a non-cash $79.9 million before tax asset impairment charge to Cost of Sales for the Company’s Super 27 re-engining program, reflecting a revaluation of the assets in light of prevailing market conditions. The Company repossessed four 727 aircraft from a receivable obligor who was in financial difficulty and also received a revised cash flow forecast indicating a significant decline in the financial strength of another receivable obligor. In addition, the deterioration in the commercial airline market at the time resulting from the conflict in Iraq and Severe Acute Respiratory Syndrome (SARS) made available more aircraft which compete with or are newer than the Super 27 aircraft. Because of these events, the Company concluded that its ability to recover the recorded values of the Company’s inventory and notes receivable was significantly affected. The $79.9 million before tax charge included: (a) $33.4 million write-down of the Company’s inventory to equal the estimated market value based on an independent appraisal and the Company’s assessment of then current market conditions; (b) $0.4 million write-off of related trade receivables; and (c) $46.1 million write-off of notes receivable from a receivable obligor.

Also during the first quarter 2003, the Company recorded a non-cash $11.7 million before tax asset impairment charge related to its equity investment in Cordiem LLC and a non-cash $6.2 million before tax impairment charge on landing gear assets.

Note 7.	Cumulative Effect of Change in Accounting

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company also changed its accounting for pre-certification costs. Under the previous policy, pre-certification costs exceeding the level anticipated in the Company’s original investment model used to negotiate contractual terms were expensed when determined regardless of overall contract profitability. This policy was appropriate in the past because aircraft and engine manufacturers typically reimbursed component suppliers directly for pre-certification costs up to an agreed-upon level. Recently, however, aircraft and engine manufacturers have begun to require component suppliers to participate more in the initial engineering design and certification costs for products and are no longer specifically reimbursing non-recurring costs. Instead, the component supplier now typically absorbs these non-recurring costs and recovers those costs over the contract term through the price and margin of its product sales. Under the new policy, which was adopted January 1, 2004, pre-certification costs, including those in excess of original estimated levels, are included in total contract costs used to evaluate overall contract profitability. The Company believes the new method better reflects the substance of its current contractual arrangements and is more consistent with SOP 81-1, which indicates that all direct costs and indirect costs allocable to contracts should be included in the total contract cost.

The impact of the changes in accounting methods was to record a before tax gain of $23.3 million ($16.2 million after tax) as a Cumulative Effect of Change in Accounting representing the cumulative profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods.

The following table indicates pro forma financial results as if these methods of contract accounting had been in effect in 2003:

	Year Ended
	December 31, 2003
	As Reported	Pro forma
	(Dollars in millions, except per share amounts)

Income from continuing operations	$38.3	$24.7
Net income	$100.4	$86.8
Earnings per share — net income
Basic	$0.85	$0.74
Diluted	$0.85	$0.73

The Cumulative Effect of Change in Accounting, as presented after taxes, for the year ended December 31, 2003 of a loss of $0.5 million represents the adoption of Statement of Financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.” The Company established a liability for contractual obligations for the retirement of long-lived assets.

Note 8.	Earnings Per Share

The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	2005	2004	2003
	(In millions, except per share amounts)

Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$243.8	$154.3	$38.3

Denominator:
Denominator for basic earnings per share — weighted- average shares	121.5	118.6	117.4
Effect of dilutive securities:
Stock options, employee stock purchase plan, and restricted stock units	2.4	1.6	0.5
Board of Directors deferred compensation shares	0.1	0.1	—
Performance share plans	—	—	0.3

Dilutive potential common shares	2.5	1.7	0.8

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	124.0	120.3	118.2

Per share income from continuing operations:
Basic	$2.01	$1.30	$0.32

Diluted	$1.97	$1.28	$0.32

At December 31, 2005, 2004 and 2003 the Company had approximately 7 million, 10 million and 10.6 million stock options outstanding, respectively (see Note 24 “Stock-Based Compensation”). Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 7 million, 10 million and 10.6 million stock options outstanding, 0.1 million, 4.5 million and 4.7 million were anti-dilutive stock options excluded from the diluted earnings per share calculation at December 31, 2005, 2004 and 2003, respectively.

Note 9.	Sale of Receivables

At December 31, 2005, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.1 million and $72.3 million at December 31, 2005 and December 31, 2004, respectively.

Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Payment-in-Kind Notes Receivable

The proceeds from the sale of the Company’s Performance Materials segment included $172 million in debt securities (Noveon PIK Notes) issued by the buyer in the form of unsecured notes with interest payable in cash or payment-in-kind, notes at the option of the issuer. Payment-in-kind refers to the issuer’s ability to issue additional debt securities with identical terms and maturities as the original debt securities as opposed to making interest payments in cash. The notes had an original term of 10.5 years and bore interest at a rate of 13 percent.

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

Note 11.	Inventories

Inventories consist of the following:

	December 31,
	2005	2004
	(Dollars in millions)

FIFO or average cost (which approximates current costs):
Finished products	$218.1	$185.3
In process	908.7	773.7
Raw materials and supplies	280.3	290.7

Total	1,407.1	1,249.7
Less:
Reserve to reduce certain inventories to LIFO basis	(43.5)	(40.3)
Progress payments and advances	(55.2)	(45.9)

Total	$1,308.4	$1,163.5

Approximately 10 percent of inventory was valued by the LIFO method in 2005 and 11 percent in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-process inventories which include deferred costs, are summarized by platform as follows (dollars in millions, except quantities which are number of aircraft or number of engines if the engine is used on multiple aircraft platforms):

December 31, 2005

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)			(Unaudited)					Production
	Delivered					Firm			and Excess-
	to	Unfilled	Unfilled	Contract		Unfilled	Year		Over-
	Airlines	Orders	Options	Quantity(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft

717-200	151	5	—	156	153	3	2006	$2.6	$22.3	$24.9

Embraer ERJ 170/190 Tailcone	118	310	417	800	164	27	2012	3.1	7.2	10.3

A380	—	159	62	408	5	35	2018	—	—	—

7Q7	—	—	—	19	—	—	2012	0.3	21.3	21.6

787	—	291	113	1,335	—	—	2021	—	55.6	55.6

A350	—	62	11	1,200	—	—	2024	—	10.5	10.5

Engine Type — number of engines (engines are used on multiple aircraft platforms)

CF34-10	24	416	442	1,326	37	75	2018	16.8	62.8	79.6

Trent 900	—	232	132	918	23	201	2018	36.7	13.4	50.1

V2500	2,222	1,356	676	2,718	2,271	184	2007	29.7	21.3	51.0

Other								26.4	3.5	29.9

Total in-process inventory related to long-term contracts under SOP 81-1								115.6	217.9	333.5

A380 production and pre-production inventory								24.4	40.0	64.4

Other in-process inventory								492.7	18.1	510.8

Total								517.1	58.1	575.2

Balance at December 31, 2005								$632.7	$276.0	$908.7

December 31, 2004

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)			(Unaudited)					Production
	Delivered					Firm			and Excess-
	to	Unfilled	Unfilled	Contract		Unfilled	Year		Over-
	Airlines	Orders	Options	Quantity(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft

717-200	138	18	—	156	141	15	2006	$1.9	$28.2	$30.1

Embraer ERJ 170/190 Tailcone	57	282	382	800	88	10	2013	2.7	12.4	15.1

A380	—	139	62	400	—	19	2019	3.8	17.5	21.3

7Q7	—	—	—	19	—	—	2010	0.3	21.3	21.6

787	—	56	—	1,335	—	—	2021	—	8.7	8.7

Engine Type — number of engines (engines are used on multiple aircraft platforms)

CF34-10	6	340	450	1,188	4	16	2018	9.9	56.5	66.4

Trent 900	—	196	132	900	—	—	2021	16.8	13.4	30.2

V2500	1,930	922	598	2,718	1,978	78	2007	26.1	14.3	40.4

Other								21.4	11.4	32.8

Total in-process inventory related to long-term contracts under SOP 81-1								82.9	183.7	266.6

A380 production and pre-production inventory								33.6	32.0	65.6

Other in-process inventory								417.4	24.1	441.5

Total								451.0	56.1	507.1

Balance at December 31, 2004								$533.9	$239.8	$773.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents the aircraft order status as reported by independent sources for options of the related number of aircraft or the number of engines as noted.

(2)	Represents the number of aircraft or the number of engines as noted used to obtain average unit cost.

(3)	Represents the number of aircraft or the number of engines as noted for which the Company has firm unfilled orders.

(4)	The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.

During 2005, the Company encountered cost and design issues on the contract for the A380 rear secondary structures and pylon aft fairings. Design modifications resulted in additional material content and require additional labor per unit. These additional costs have increased the Company’s estimate of total contract cost which is now in excess of total contract revenues. As a result, a contract loss has been recorded and previously recorded inventory of $21.3 million at December 31, 2004 has been written off to Cost of Sales.

On January 13, 2005, the Company received formal notification from Boeing that it will no longer produce the B717-200 after customer commitments are fulfilled. As a result, the Company has adjusted the remaining estimated units to be produced to the current firm orders of remaining aircraft to be delivered by Boeing. This change in estimate, along with estimates for remaining cost to manufacture, cost for program termination and estimated contractual recovery of pre-production costs from Boeing, resulted in a write-down of inventory of $6.8 million. This inventory write-down was included in Cost of Sales in the year ended December 31, 2004.

The Company revised the accounting treatment of a technology development grant from a non-U.S. Government entity in 2004. See Note 14 “Financing Arrangements”. As a result, approximately $16 million of funds received under the grant were reclassified from Long-Term Debt and applied and reported as a reduction of the value of Inventory on the Company’s December 31, 2004 Consolidated Balance Sheet.

The impact of the cumulative effect of change in contract accounting resulted in an increase to the Inventory balance of $23.3 million as of January 1, 2004. See Note 1 “Significant Accounting Policies” and Note 7 “Cumulative Effect of Change in Accounting.”

Note 12. Goodwill and Identifiable Intangible Assets

On October 31, 2005, the Company acquired SUI for $60.9 million in cash. SUI is included in the Electronics Systems segment. The fair value of identifiable intangible assets was determined by an independent valuation.

The changes in the carrying amount of goodwill by segment are as follows:

				Business
	Balance	Foreign	Balance	Combinations		Foreign	Balance
	December 31,	Currency	December 31,	Completed or		Currency	December 31,
	2003	Translation	2004	Finalized		Translation/Other	2005
	(Dollars in millions)

Airframe Systems	$244.8	$15.4	$260.2	$—		$(20.6)	$239.6
Engine Systems	488.1	21.3	509.4	—		(26.3)	483.1
Electronic Systems	518.8	(29.9)	488.9	48.3	(1)	58.5 (2)	595.7

	$1,251.7	$6.8	$1,258.5	$48.3		$11.6	$1,318.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	During the year ended December 31, 2005, the Company completed its acquisition of the remaining five percent interest in Goodrich Aerospace Lighting Systems Holding GmbH from Hella Hueck & Co. KG. At the time of the transaction, the Company increased Goodwill by $8.8 million. In addition, the acquisition of SUI increased Goodwill by $39.5 million.

(2)	Included in the $58.5 million of foreign currency translation was an adjustment related to the foreign currency translation of certain goodwill amounts that resulted in a $27.3 million increase in Goodwill and Accumulated Other Comprehensive Income/(Loss).

Identifiable intangible assets as of December 31, 2005 are comprised of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Amortizable intangible assets:
Patents, trademarks and licenses	$176.6	$(72.1)	$104.5
Customer relationships	283.7	(29.2)	254.5
Technology	106.0	(3.9)	102.1
Non-compete agreements	5.9	(4.7)	1.2
Sourcing contracts	6.0	(6.0)	—

	$578.2	$(115.9)	$462.3

Identifiable intangible assets as of December 31, 2004 are comprised of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Amortizable intangible assets:
Patents, trademarks and licenses	$180.1	$(58.3)	$121.8
Customer relationships	309.7	(22.6)	287.1
Technology	97.4	(2.3)	95.1
Non-compete agreements	5.9	(4.5)	1.4
Sourcing contracts	6.7	(5.1)	1.6

	$599.8	$(92.8)	$507.0

Amortization expense related to these intangible assets for the years ended December 31, 2005 and December 31, 2004 was $23.1 million and $22.9 million, respectively. Amortization expense for these intangible assets is estimated to be approximately $24 million per year from 2006 to 2010. There were no indefinite lived identifiable intangible assets as of December 31, 2005.

Customer relationships and technology include $4.8 million and $15.4 million, respectively, related to the Company’s acquisition of SUI.

Under SFAS 142, intangible assets deemed to have indefinite lives and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. There were no impairments in the years ended December 31, 2003, 2004 or 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Other Assets

Other Assets consisted of the following:

	December 31,
	2005	2004
	(Dollars in millions)

Participation payments — net of accumulated amortization of $9.2 million and $6.7 million at December 31, 2005 and December 31, 2004, respectively	$118.1	$23.8
Entry fees — net of accumulated amortization of $11.1 million and $7.8 million at December 31, 2005 and December 31, 2004, respectively	113.9	111.3
Rotable assets — net of accumulated amortization of $81.7 million and $74.6 million at December 31, 2005 and December 31, 2004, respectively	111.6	115.4
Rabbi trust assets	101.5	96.5
Sales incentives — net of accumulated amortization of $99.8 million and $82.1 million at December 31, 2005 and December 31, 2004, respectively	67.1	68.7
Pension intangible assets	36.3	42.6
Flight certification costs — net of accumulated amortization of $12.8 million and $8.6 million at December 31, 2005 and December 31, 2004, respectively	26.2	26.2
Foreign currency hedges — long-term	7.6	28.0
All other	90.7	89.0

Total	$673.0	$601.5

The increase in net participation payments from $23.8 million at December 31, 2004 to $118.1 million at December 31, 2005 resulted primarily from contracts for aircraft component delivery programs. The payments will be made over 10 years.

Note 14. Financing Arrangements

Credit Facilities

In May 2005, the Company replaced its $500 million committed global syndicated revolving credit facility expiring in August 2006 with a new $500 million committed global syndicated revolving credit facility that expires in May 2010. The new facility has similar terms and is with substantially the same group of global banks as the previous facility. Borrowings under this facility bear interest, at the Company’s option, at rates tied to the agent bank’s prime rate or, for U.S. Dollar or Great Britain Pounds Sterling borrowings, the London interbank offered rate and for Euro Dollar borrowings, the EURIBO rate. The Company is required to pay a facility fee of 15 basis points per annum on the total $500 million committed line. Further, if the amount outstanding exceeds 50 percent of the total commitment, a usage fee of 12.5 basis points per annum on the amount outstanding is payable by the Company. These fees and the interest rate margin on outstanding revolver borrowings are subject to change as the Company’s credit ratings change.

At December 31, 2005, there were $34.9 million in borrowings and $19.6 million in letters of credit outstanding under the new facility. At December 31, 2004, there were no borrowings and $26.2 million in letters of credit outstanding under the previous facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of December 31, 2005, the Company had borrowing capacity under this facility of $445.5 million, after reductions for borrowings and letters of credit outstanding.

The Company also maintains $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2005 and December 31, 2004, there was $22.4 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

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

The Company has an outstanding contingent liability for guaranteed debt and lease payments of $2.4 million and letters of credit and bank guarantees of $47.5 million. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.

The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $531.2 million of income retained in the business and additional capital was free from such limitations at December 31, 2005.

Long-Term Debt

At December 31, long-term debt and capital lease obligations, excluding the current maturities of long-term debt and capital lease obligations, consisted of:

	2005	2004
	(Dollars in millions)

Medium-term notes payable	$672.1	$673.2
6.45% senior notes, maturing in 2007	—	181.5
7.5% senior notes, maturing in 2008	294.0	296.6
6.6% senior notes, maturing in 2009	213.5	217.5
7.625% senior notes, maturing in 2012	498.8	498.6
Other debt, maturing through 2020 (interest rates from 2.8% to 5.3%)	55.3	22.8

	1,733.7	1,890.2
Capital lease obligation (Note 15)	8.4	9.2

Total	$1,742.1	$1,899.4

Aggregate maturities of long-term debt, exclusive of capital lease obligations, during the five years subsequent to December 31, 2005, are as follows (in millions): 2006 — $0.6 (classified as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current maturities of long-term debt); 2007 — $0.6; 2008 — $368.9; 2009 — $214.2; and 2010 — $35.5.

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

Senior Notes

On April 26, 2005, the Company redeemed $100 million in aggregate principal amount of its 6.45 percent notes due in 2007. The Company recorded $6.4 million of debt premiums and associated costs in Other Income (Expense) — Net. The redemption price per $1,000 principal amount of notes was $1,058.25 plus accrued and unpaid interest to the redemption date. On March 29, 2005, the Company entered into a $100 million reverse treasury lock to offset changes in the redemption price of the 6.45 percent notes due to movements in treasury rates prior to the redemption date. The reverse treasury lock matured on April 21, 2005 and the Company recorded a $0.7 million gain in Other Income (Expense) — Net. Additionally, the Company paid $0.3 million to terminate the portion of a fixed-to-floating interest rate swap relating to these notes (see Note 20, “Derivative and Hedging Activities”).

On August 30, 2005, the Company redeemed all remaining outstanding 6.45 percent notes due in 2007 in the aggregate principal amount of $82.1 million. The Company recorded $3.9 million of debt premiums and associated costs in Other Income (Expense) — Net. The redemption price per $1,000 principal amount of notes was $1,044.27 plus accrued and unpaid interest to the redemption date. Additionally, the Company paid $1.7 million to terminate the portion of a fixed-to-floating interest rate swap relating to these notes (see Note 20, “Derivative and Hedging Activities”).

In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on its 6.45 percent senior notes due in 2007. In April 2005, the Company terminated $17.9 million of this interest rate swap so that the outstanding notional amount of the swap would match the then outstanding principal amount of the 6.45 percent notes due in 2007. The Company paid $0.3 million in cash to terminate this portion of the swap and recorded the amount as an expense in Other Income (Expense) — Net. In August 2005, the Company terminated the remaining $82.1 million of the interest rate swap in connection with the redemption of all remaining outstanding 6.45 percent notes due in 2007. The Company paid $1.7 million in cash to terminate the swap and recorded the amount as an expense in Other Income (Expense) — Net.

In October 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on its 7.5 percent senior notes due in 2008. In December 2003, the Company entered into a $50 million fixed-to-floating interest rate swap on its 7.5 percent senior notes due in 2008. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purpose of entering into the swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on the swaps are the same as those on the notes. In accordance with SFAS 133, the carrying values of the notes have been adjusted to reflect the fair values of the interest rate swaps.

During the quarters ended September 30, 2004 and December 31, 2004, the Company repurchased and retired $7.4 million and $110.5 million, respectively, principal amount of its 6.45 percent senior notes due in 2007. The Company recorded $11.1 million of debt premiums and associated costs in Other Income (Expense) — Net.

Medium Term Notes Payable

The Company has periodically issued long-term debt securities in the public markets through a medium-term note program (referred to as the MTN program), which commenced in 1995. MTN notes outstanding at December 31, 2005, consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998, with interest rates ranging from 6.5 percent to 8.7 percent and maturity dates ranging from 2008 to 2046.

During the quarters ended September 30, 2004 and December 31, 2004, the Company repurchased and retired $7.8 million and $16.5 million, respectively, principal amount of its 6.45 percent medium-term notes due in 2008. The Company recorded $2.2 million of debt premiums and associated costs in Other Income (Expense) — Net.

In October 2003, the Company entered into a $50 million fixed to floating interest rate swap on its 6.45 percent medium-term notes due in 2008 to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on the swap are the same as those on the notes. In accordance with SFAS 133, the carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

Other Long-term Debt

Long-term debt includes $34.9 million borrowed under the committed revolving credit facility in December 2005 as part of the Company’s implementation of the cash repatriation provisions under the American Jobs Creation Act. The facility agreement require that any amounts borrowed be repaid on or before May 25, 2010, the termination date of the facility.

Industrial Development Revenue Bonds

On August 1, 2004, the Company redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds and in May 2004 redeemed $5.9 million principal amount of industrial revenue bonds. The Company recorded $1.8 million of debt premiums and associated costs in Other Income (Expense) — Net related to the redemption of the bonds.

Note 15. Lease Commitments

The Company finances its use of certain of its office and manufacturing facilities and machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease aircraft having a maximum unamortized value of $55 million at December 31, 2005. At December 31, 2005, $19.5 million of future minimum lease payments were outstanding under these arrangements. The other arrangements of $142.2 million are standard operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2005:

		Noncancelable
	Capital	Operating
	Leases	Leases
	(Dollars in millions)

2006	$1.3	$39.9
2007	1.3	32.8
2008	1.2	24.4
2009	1.1	18.9
2010	1.0	21.1
Thereafter	10.1	24.6

Total minimum payments	16.0	$161.7

Amounts representing interest	(6.6)

Present value of net minimum lease payments	9.4
Current portion of capital lease obligations	(1.0)

	$8.4

Net rent expense from continuing operations consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Minimum rentals	$48.7	$45.4	$46.8
Contingent rentals	1.6	1.6	0.3
Sublease rentals	(0.3)	(0.5)	(0.4)

TOTAL	$50.0	$46.5	$46.7

In December 2005, the Company terminated a production equipment lease that was maturing in January 2006 and purchased the leased assets for $26.2 million.

At December 31, 2005, the Company had guarantees of residual values on lease obligations of $24.8 million related to corporate aircraft. The Company is obligated to either purchase or remarket the leased corporate aircraft at the end of the lease term. The residual values were established at lease inception. The lease terms mature in 2011 and 2012.

Note 16. Pensions and Postretirement Benefits

The Company has several defined benefit pension plans covering eligible employees. U.S. plans covering salaried and non-union hourly employees generally provide benefit payments using a formula that is based on an employee’s compensation and length of service. Plans covering union employees generally provide benefit payments of stated amounts for each year of service. Plans outside of the U.S. generally provide benefit payments to eligible employees that relate to an employee’s compensation and length of service. The Company also sponsors several unfunded defined benefit postretirement plans that provide certain health-care and life insurance benefits to eligible employees in the U.S. and Canada. The health-care plans are both contributory, with retiree contributions adjusted periodically, and non-contributory and can contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses a December 31 measurement date for all of its plans.

Amortization of prior service cost is recognized on a straight-line basis over the average remaining service period of active employees. Amortization of gains and losses are recognized using the “corridor approach”, which is the minimum amortization required by Statement of Financial Accounting Standards No. 87. Under the corridor approach, the net gain or loss in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the average remaining service period of the active employees.

PENSIONS

The following table sets forth the Company’s defined benefit pension plans as of December 31, 2005 and 2004, and the amounts recorded in the Consolidated Balance Sheet. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the U.S. Plans includes both the qualified and non-qualified plans. The Fair Value of Assets for the U.S. Plans excludes $74 million and $75 million held in a rabbi trust designated for the non-qualified plans as of December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension obligations retained by the Company for former employees of divested and discontinued operations are included in the amounts below.

					Other
	U.S. Plans		U.K. Plans		Non-U.S. Plans
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)

CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year	$2,527.1	$2,323.9	$543.8	$405.0	$76.7	$56.0
Service cost	47.8	38.5	23.9	20.0	3.1	2.4
Interest cost	148.2	148.1	30.0	25.2	4.5	3.9
Amendments	2.1	2.5	—	—	0.1	0.4
Actuarial (gains) losses	146.0	195.5	104.0	62.1	15.0	5.0
Participant contributions	—	—	4.0	4.5	1.3	1.3
Acquisitions	—	—	—	—	—	—
Divestitures	(0.4)	—	—	—	—	—
Other	0.1	—	—	—	(0.1)	4.9
Curtailments	—	—	—	—	—	0.1
Settlements	—	—	—	0.4	—	—
Special Termination Benefits	—	0.1	3.0	1.6	—	—
Foreign currency translation	—	—	(60.8)	35.9	(0.3)	4.8
Benefits paid	(182.6)	(181.5)	(8.5)	(10.9)	(2.8)	(2.1)

Projected benefit obligation at end of year	$2,688.3	$2,527.1	$639.4	$543.8	$97.5	$76.7

ACCUMULATED BENEFIT OBLIGATION AT END OF YEAR	$2,569.7	$2,434.5	$457.3	$378.2	$79.2	$63.4

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate	5.64%	5.875%	4.75%	5.50%	4.76%	5.75%
Rate of compensation increase	3.63%	3.63%	3.50%	3.50%	3.34%	3.50%
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,968.4	$1,832.1	$520.0	$436.8	$52.0	$37.1
Actual return on plan assets	177.9	193.1	92.3	53.2	3.1	3.6
Acquisitions	—	—	—	—	—	—
Divestitures	—	—	—	—	—	—
Other	—	—	—	—	—	5.5
Participant contributions	—	—	4.0	4.5	1.3	1.3
Company contributions	139.8	124.7	—	0.2	4.9	3.7
Foreign currency translation	—	—	(55.1)	36.2	1.6	2.9
Benefits paid	(182.6)	(181.5)	(8.5)	(10.9)	(2.8)	(2.1)

Fair value of plan assets at end of year	$2,103.5	$1,968.4	$552.7	$520.0	$60.1	$52.0

FUNDED STATUS (UNDERFUNDED)
Funded status	$(584.8)	$(558.7)	$(86.7)	$(23.8)	$(37.4)	$(24.7)
Unrecognized net actuarial (gain) loss	779.6	689.2	58.1	7.7	26.9	11.0
Unrecognized prior service cost	35.8	42.4	—	—	0.9	0.9
Unrecognized net transition asset	—	—	—	—	(0.1)	(0.1)

Net amount recognized	$230.6	$172.9	$(28.6)	$(16.1)	$(9.7)	$(12.9)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid benefit cost	$329.9	$269.6	$—	$—	$7.9	$5.9
Intangible asset	35.7	42.4	—	—	0.5	0.2
Accumulated other comprehensive (income) loss	661.0	596.6	—	—	10.9	0.5
Additional minimum liability	(696.8)	(639.0)	—	—	(11.4)	(0.7)
Accrued benefit liability	(99.2)	(96.7)	(28.6)	(16.1)	(17.6)	(18.8)

Net amount recognized	$230.6	$172.9	$(28.6)	$(16.1)	$(9.7)	$(12.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2005 and 2004:

					Other
					Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)

Aggregate fair value of plan assets	$2,103.5	$1,968.4	$—	$—	$56.7	$4.2
Aggregate projected benefit obligation	$2,688.3	$2,527.1	$0.4	$0.4	$95.2	$24.7
Aggregate accumulated benefit obligations	$2,569.7	$2,434.5	$0.3	$0.4	$77.4	$20.7

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2005 and 2004:

					Other
					Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)

Aggregate fair value of plan assets	$2,103.5	$1,968.4	$552.7	$520.0	$57.3	$45.1
Aggregate projected benefit obligation	$2,688.3	$2,527.1	$639.4	$543.8	$95.8	$70.7
Aggregate accumulated benefit obligations	$2,569.7	$2,434.5	$457.3	$378.2	$78.0	$58.3

The components of net periodic benefit costs (income) and special termination benefit charges for the years ended December 31, 2005, 2004 and 2003 are as follows:

							Other
							Non-U.S.
	U.S. Plans			U.K. Plans			Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
				(Dollars in millions)

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Service cost	$47.8	$38.5	$36.7	$23.9	$20.0	$16.3	$3.1	$2.4	$2.1
Interest cost	148.2	148.1	146.1	30.0	25.2	19.3	4.5	3.9	3.2
Expected return on plan assets	(171.1)	(162.5)	(150.1)	(41.9)	(38.2)	(29.0)	(4.3)	(3.6)	(2.5)
Amortization of prior service cost	8.8	9.7	10.2	—	—	—	0.1	0.1	—
Amortization of transition obligation	—	—	—	—	—	—	—	—	—
Recognized net actuarial (gain) loss	48.3	43.4	35.7	—	—	—	0.5	0.1	0.3

Periodic benefit cost (income)	82.0	77.2	78.6	12.0	7.0	6.6	3.9	2.9	3.1
Settlement (gain)/loss	—	—	—	—	0.4	—	—	—	—
Curtailment (gain)/loss	—	—	4.6	—	—	—	—	0.1	—

Net benefit cost (income)	$82.0	$77.2	$83.2	$12.0	$7.4	$6.6	$3.9	$3.0	$3.1

Special termination benefit charge	—	0.1	—	3.0	1.6	—	—	—	—
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE YEARS ENDED DECEMBER 31
Discount rate	5.875%	6.25%	6.875%	5.50%	5.75%	6.00%	5.75%	6.25%	6.35%
Expected long-term return on assets	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%	8.50%	8.43%	8.43%
Rate of compensation increase	3.63%	3.63%	3.86%	3.50%	3.25%	3.25%	3.50%	3.25%	3.47%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The special termination benefit charge in the year ended December 31, 2004 relates primarily to the announced closure of a facility in the U.K. The special termination benefit charge in the year ended December 31, 2005 relates primarily to reductions in force in several businesses in the U.K.

As of December 31, 2005 and 2004, the amounts included in Accumulated Other Comprehensive Income (Loss) due to a change in the additional minimum liability are as follows:

	2005	2004
	(Dollars in millions)

Before tax accumulated other comprehensive income (loss)	$(671.9)	$(597.1)
Deferred income tax asset	247.8	209.0

After tax accumulated other comprehensive income (loss)	$(424.1)	$(388.1)

Expected Pension Benefit Payments

Benefit payments for pensions, which reflect expected future service, as appropriate, are expected to be as follows:

			Other
Year	U.S. Plans	U.K. Plans	Non-U.S. Plans
	(Dollars in millions)

2006	$181.9	$8.1	$9.8
2007	180.0	9.4	2.5
2008	182.0	10.8	2.9
2009	179.9	12.5	3.2
2010	187.0	14.6	3.6
2011 to 2015	941.1	113.0	29.7

Asset Allocation and Investment Policy

U.S. Qualified Pension Plans

The Company’s U.S. qualified pension plans are underfunded. Approximately 78 percent of the plans’ liabilities relate to retired and inactive employees. Annual benefit payments from the plans were $173 million in 2005 and $172 million in 2004.

The Company’s asset allocation strategy for the plans is designed to balance the objectives of achieving high rates of return while reducing the volatility of the plans’ funded status and the Company’s pension expense and contribution requirements. The expected long-term rate of return for this portfolio is 9 percent per year.

During 2005, the plans divested approximately 1.2 million shares of Goodrich common stock. No Goodrich common stock was held directly by the plans at December 31, 2005. At December 31, 2004, 2.1 percent of the plans’ assets were held directly in Goodrich common stock with a fair value of $41 million. Approximately $0.7 million and $1.5 million in dividends were received by the plans during the year ended December 31, 2005 and 2004, respectively.

The plans’ fixed income assets have a target duration of 100 percent to 150 percent of the plans’ liabilities and are designed to offset 35 percent to 50 percent of the effect of interest rate changes on the plans’ funded status. By investing in long-duration bonds, the plans are able to invest more assets in equities and real estate, which historically have generated higher returns over time, while reducing the volatility of the plans’ funded status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the U.S. Trust’s target asset allocation for 2006 and the actual asset allocations at December 31, 2005 and December 31, 2004.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2006	At December 31, 2005	At December 31, 2004

Equities – U.S. Large Cap	30-40%	40%	43%
Equities – U.S. Mid Cap	3-5%	5%	5%
Equities – U.S. Small Cap	3-5%	4%	4%
Equities – International	10-15%	14%	13%
Equities – Total	50-60%	63%	65%
Fixed Income – U.S.	30-40%	29%	30%
Real Estate	5-10%	8%	5%
Cash	0-1%	0%	0%
Total	100%	100%	100%

The majority of the assets of the portfolio are invested in U.S. and international equities, fixed income securities and real estate, consistent with the target asset allocation, and this portion of the portfolio is rebalanced to the target on a periodic basis. A portion of the assets, typically between 10 to 15 percent, is actively managed in a global tactical asset allocation strategy, where day-to-day allocation decisions are made by the investment manager based on relative expected returns of stocks, bonds and cash in the U.S. and various international markets.

Tactical changes to the duration of the fixed income portfolio are also made periodically. The actual duration of the fixed income portfolio was approximately 10 years at December 31, 2005 and 2004.

U.K. Pension Plan

The Company’s United Kingdom defined benefit pension plan consists almost entirely of active employees. Consequently, the primary asset allocation objective is to generate returns that, over time, will meet the future payment obligations of the plan without requiring material levels of cash contributions.

Since the plan’s obligations are paid in British Pounds Sterling, the plan invests approximately 60 percent of its assets in U.K.-denominated securities. Fixed income assets have a duration of about 12 years and offset approximately 12 percent of the effect of interest rate changes on the plan’s funded status. The assets of the plan are rebalanced to the target on a periodic basis.

The table below sets forth the plan’s target asset allocation for 2006 and the actual asset allocations at December 31, 2005 and December 31, 2004.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2006	At December 31, 2005	At December 31, 2004

Equities – U.K.	37.5%	40%	39%
Equities – non-U.K.	37.5%	38%	37%
Equities – Total	75%	78%	76%
Fixed Income – U.K.	25%	22%	24%
Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

U.S. Qualified Pension Plans

The Company has changed from a discount rate benchmarked to the Moody’s Aa Index, which was used to determine the benefit obligations as of December 31, 2004 and the net periodic benefit expense for the year ended December 31, 2005. For December 31, 2005, the U.S. discount rate was determined at the end of the year based on a customized yield curve approach. The Company’s pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rates were used to determine the benefit obligations as of December 31, 2005.

The long-term asset return assumption for the U.S. plans is 9 percent. This assumption is based on an analysis of historical returns for equity, fixed income and real estate markets and the Company’s portfolio allocation as of December 31, 2005. Equity returns were determined by analysis of historical benchmark market data through 2004. Returns in each class of equity were developed from up to 78 years of historical data. The weighted average return of all equity classes was 11.2 percent. Real estate returns were determined using the ten-year historical average returns for the primary real estate fund in the U.S. Trust. The resulting return was 12.9 percent. The return estimate for the fixed income portion of the trust portfolio is based on the average yield to maturity of the assets as of December 1, 2005 and was 5.3 percent. The fixed income portion of the portfolio is based on a long duration strategy. As a result, the yield on this portfolio may be higher than that of the typical fixed income portfolio in a normal yield curve environment.

The RP2000 mortality table was used for determination of the benefit obligations as of December 31, 2005. This was an update from the GAM83 mortality table, which was used for determination of the benefit obligations as of December 31, 2004.

U.K. Pension Plan

In the U.K., the iBoxx AA long-term high quality bond rate was used as the basis for determining the discount rate for both 2004 and 2005.

The long-term asset return assumption for the plan is 8.5 percent. This assumption is based on an analysis of historical returns for equity and fixed income securities denominated in British Pounds Sterling. Equity returns were determined by analysis of historical benchmark market data through 2004 based on 17 years of historical data. The weighted average return was approximately 10.2 percent. The return estimate for the fixed income portion of the portfolio is based on the average yield to maturity of the assets as of December 1, 2005 of approximately 4.9 percent.

Anticipated Contributions to Defined Benefit Plans and Trusts

During 2006, the Company expects to contribute $100 million to $125 million to its worldwide qualified and non-qualified pension plans.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. As of December 31, 2005 and December 31, 2004, respectively, $74 million and $75 million fair market value of assets were held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of the cash surrender value of split dollar life insurance policies, equities, fixed income securities and cash. The assets of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rabbi trust, which do not qualify as plan assets and, therefore, are not included in the tables in this note, are available to pay pension benefits to these individuals but are otherwise unavailable to the Company. The assets, other than approximately $33 million and $31 million as of December 31, 2005 and December 31, 2004, respectively, which are assigned to certain individuals if benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

Defined Contribution Plans

In the U.S., the Company also maintains voluntary U.S. retirement savings plans for salaried and wage employees. Under provisions of these plans, certain eligible employees can receive Company matching contributions of 50 percent up to the first 6 percent of their eligible earnings. Prior to June 2003, participants generally received 100 percent Company matching contribution on the first 6 percent of eligible earnings. For the years ended December 31, 2005, 2004 and 2003, Company contributions amounted to $21.9 million, $20.1 million and $27.5 million, respectively. Company contributions include amounts related to employees of discontinued operations.

The Company also maintains defined contribution retirement plans for certain non-U.S. subsidiaries. For the years ended December 31, 2005, 2004 and 2003 the Company’s contributions amounted to $2.9 million, $2.4 million and $2.2 million, respectively.

U.S. Retirement Plan Changes in 2006

In the fourth quarter of 2005, the Company changed certain aspects of its U.S. qualified defined benefit pension plan and U.S. qualified defined contribution plan. Employees hired on and after January 1, 2006, will not participate in the Company’s qualified defined benefit plan (Goodrich Employees’ Pension Plan). These new employees will receive a higher level of company contribution in the Company’s qualified defined contribution plan (Goodrich Employees’ Savings Plan). New employees will receive a dollar for dollar match on the first 6 percent of pay contributed, plus an automatic annual employer contribution of 2 percent of pay. However, this 2 percent employer contribution is subject to a 3-year vesting requirement. During the first half of 2006, persons employed by the Company at December 31, 2005 must elect whether they want to continue with the current benefits in the defined benefit and defined contribution plans or cease to earn additional service in the pension plan as of June 30, 2006 and receive the higher level of company contributions in the defined contribution plan. Those employees choosing the latter option will continue to have pay received after June 30, 2006 included in their final average earnings used to calculate their pension benefit.

This change in retirement benefits is expected to result in a 2006 curtailment charge and a revision to 2006 pension expense for the remainder of the year after the curtailment date. The charge and updated pension expense will be known when the Company can reasonably estimate the effect of the employee elections. The curtailment charge will be based on the unrecognized prior service cost attributable to the employees who elect the new arrangement. The revised pension expense will reflect the elimination of service cost and amortization of prior service cost for the employees who elect the new arrangement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Benefits Other Than Pensions

The following table sets forth the status of the Company’s defined benefit postretirement plans as of December 31, 2005 and 2004, and the amounts recorded in the Consolidated Balance Sheet. The postretirement benefits related to divested and discontinued operations retained by the Company are included in the amounts below.

	2005	2004
	(Dollars in millions)

Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$431.2	$452.4
Service cost	1.7	1.4
Interest cost	22.7	25.0
Amendments	—	—
Actuarial (gains) losses	(16.0)	(10.9)
Acquisitions	—	—
Divestitures	—	—
Other	—	0.8
Curtailments	—	—
Settlements	—	—
Benefits paid	(35.5)	(37.5)

Projected benefit obligation at end of year	$404.1	$431.2

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Company contributions	35.5	37.5
Benefits paid	(35.5)	(37.5)

Fair value of plan assets at end of year	$—	$—

Funded Status (Under funded)
Funded status	$(404.1)	$(431.2)
Unrecognized net actuarial (gain) loss	67.8	85.2
Unrecognized prior service cost	(0.5)	(0.7)

Accrued benefit cost	$(336.8)	$(346.7)

Weighted-Average Assumptions used to Determine Benefit Obligations as of December 31
Discount rate	5.55%	5.875%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5 percent in 2010 and remain at that level thereafter.

	For the Year Ended
	December 31,
	2005	2004	2003
	(Dollars in millions)

Components of Net Periodic Benefit Cost (Income):
Service cost	$1.7	$1.4	$1.2
Interest cost	22.7	25.0	28.2
Amortization of prior service cost	(0.2)	(0.1)	(0.1)
Recognized net actuarial (gain) loss	1.4	1.9	2.4

Periodic benefit cost (income)	25.6	28.2	31.7
Settlement (gain)/loss	—	—	—
Curtailment (gain)/loss	—	—	(0.1)

Net Benefit Cost (Income)	$25.6	$28.2	$31.6

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost
Discount rate	5.875%	6.25%	6.875%

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate.

	One Percentage	One Percentage
	Point	Point
	Increase	Decrease
	(Dollars in millions)

Increase (Decrease) in
Total of service and interest cost components in 2005	$1.6	$(0.9)
Accumulated postretirement benefit obligation as of December 31, 2005	$28.4	$(24.9)

Expected Postretirement Benefit Payments Other Than Pensions

Benefit payments for other postretirement obligations other than pensions, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Expected
	Employer	Medicare
Year	Payments	Subsidy	Net Payments
	(Dollars in millions)

2006	$39.4	$(3.6)	$35.8
2007	39.8	(3.7)	36.1
2008	40.0	(3.8)	36.2
2009	39.7	(3.9)	35.8
2010	39.0	(3.8)	35.2
2011 to 2015	177.2	(18.2)	159.0

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Company anticipates receipt of federal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidy payments beginning in 2006 for retiree prescription drug benefits in plans without fixed dollar company contribution limits. Subsidy amounts are assumed to be shared with participants in proportion to applicable premium sharing percentage for each retiree group in each future year. No other assumptions have been changed for this measurement. Effective with the second quarter 2004, the Company has adopted retroactively to January 1, 2004 the Financial Accounting Standards Board Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The effect of the Medicare Act was measured as of January 1, 2004 and is now reflected in the Company’s consolidated financial statements and accompanying notes. The effect of the Medicare Act is a $34 million reduction on the accumulated postretirement benefit obligation for the Company’s retiree benefit plans as well as a reduction in the net periodic postretirement benefit cost. The effect of the reduction in net periodic postretirement benefit cost was an increase to income from continuing operations of $5 million ($3.2 million after tax) for the year ended December 31, 2004.

Note 17. Income Taxes

Income from continuing operations before income taxes and trust distributions as shown in the Consolidated Statement of Income consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Domestic	$328.5	$160.8	$43.4
Foreign	34.6	35.9	25.4

TOTAL	$363.1	$196.7	$68.8

A summary of income tax (expense) benefit from continuing operations in the Consolidated Statement of Income is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Current
Federal	$(54.1)	$(3.5)	$(26.9)
Foreign	(9.9)	(11.5)	2.9
State	0.6	2.7	—

	(63.4)	(12.3)	(24.0)

Deferred
Federal	(66.7)	(49.4)	11.1
Foreign	9.8	15.3	(9.7)
State	1.0	4.0	—

	(55.9)	(30.1)	1.4

TOTAL	$(119.3)	$(42.4)	$(22.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred income tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
	(Dollars in millions)

Deferred income tax assets
Pensions	$214.6	$224.4
Tax credit and net operating loss carryovers	138.0	46.8
Accrual for postretirement benefits other than pensions	128.4	123.2
Inventories	42.2	22.8
Other nondeductible accruals	89.1	98.7
Employee benefits plans	20.5	12.9
Other	62.1	61.4

Deferred income tax assets	694.9	590.2
Less: valuation allowance	(40.6)	(11.9)

Total deferred income tax assets	654.3	578.3

Deferred income tax liabilities:
Tax over book depreciation	(197.8)	(183.3)
Tax over book intangible amortization	(199.9)	(158.9)
Tax over book interest expense	(94.0)	(89.6)
SFAS 133	(3.2)	(38.6)
Other	(64.6)	—

Total deferred income tax liabilities	(559.5)	(470.4)

NET DEFERRED INCOME TAX ASSET	$94.8	$107.9

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

At December 31, 2005, the Company had net operating loss and tax credit carryforward benefits of approximately $138 million that expire in the years 2006 through 2015. For financial reporting purposes a valuation allowance of $40.6 million was recognized to offset the deferred tax asset relating to those carryforward benefits. The net change in the total valuation allowance for the year ended December 31, 2005 was an increase of $28.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	2005		2004		2003
		(Dollars in		(Dollars in		(Dollars in
	%	Millions)%		Millions)%		Millions)

Income from operations before taxes and trust distributions		$363.1		$196.7		$68.8
Statutory federal income tax rate	35.0%		35.0%		35.0%
State and local taxes	0.4%	$1.3	0.7%	$1.3	(0.4)%	$(0.3)
Tax benefits related to export sales	(5.8)%	$(21.0)	(10.2)%	$(20.2)	(15.4)%	$(10.6)
Trust distributions	—	—	—	—	(4.0)%	$(2.7)
Repatriation of non-U.S. earnings under the American Jobs Creation Act	1.4%	$5.3	—	—	—	—
Deemed repatriation of non-U.S. earnings	2.0%	$7.2	4.6%	$9.1	—	—
Differences in rates on foreign subsidiaries	(5.4)%	$(19.7)	(21.8)%	$(42.9)	(25.1)%	$(17.2)
Interest on potential tax liabilities	2.0%	$7.2	8.0%	$15.8	33.7%	$23.2
Tax settlements and other adjustments to tax reserves	6.4%	$23.1	3.8%	$7.4	5.2%	$3.6
Other items	(3.1)%	$(11.3)	1.5%	$3.0	3.8%	$2.6

Effective income tax rate	32.9%		21.6%		32.8%

In accordance with SFAS 109, APB Opinion No. 28, and FIN 18, as of each reporting period the Company estimates an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of the Company’s effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Evolving interpretations of new and existing tax laws, rulings by taxing authorities, and court decisions further influence this estimate. Due to the subjective and complex nature of these underlying issues, the Company’s actual effective tax rate and related tax liabilities may differ from its initial estimates. Differences between the estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to the Company’s income tax expense could have a material effect on its results of operations in the period the adjustment is recorded.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Act provides for a two-year phase-out of the existing Extraterritorial Income (ETI) deduction for export sales that was ruled by the World Trade Organization to be inconsistent with international trade protocols. Under the guidance provided in FASB Staff Position No. FAS 109-1, “Application of SFAS 109, ’Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction had no effect on the Company’s deferred tax assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

The Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company repatriated approximately $102 million in extraordinary dividends, as defined in the Act, during 2005 and accordingly, has recorded a tax liability of approximately $5.3 million as of December 31, 2005. In accordance with SFAS 109 and APB 23, the Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $266 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

In accordance with SFAS 5, the Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of January 1, 2005, the Company had tax contingency reserves of approximately $315.8 million. During 2005, the Company recorded a provision of $30.3 million (net of adjustments for state and foreign settlements), made payments of $19.1 million and had a $1.4 million reduction of other items including translation. As of December 31, 2005, the Company has recorded tax contingency reserves of approximately $325.6 million. The contingencies that comprise the reserves are more fully described in Note 19, “Contingencies.”

Note 18.	Supplemental Balance Sheet Information

As of December 31, balances for the accounts receivable allowance for doubtful accounts were as follows:

			Foreign
	Balance	Charged	Currency	Write-Off	Balance
	Beginning	to	Translation	of Doubtful	at end
	of Year	Expense	and Other	Accounts	of Year
	(Dollars in millions)

Receivable Allowance
Short-Term	$19.3	$5.6	$(0.2)	$(4.3)	$20.4
Long-Term(1)	30.9	—	—	—	30.9

Year ended December 31, 2005	$50.2	$5.6	$(0.2)	$(4.3)	$51.3

Short-Term	$27.9	$3.2	$—	$(11.8)	$19.3
Long-Term(1)	65.7	—	—	(34.8)	30.9

Year ended December 31, 2004	$93.6	$3.2	$—	$(46.6)	$50.2

Short-Term	$31.1	$8.5	$0.9	$(12.6)	$27.9
Long-Term(1)	19.6	46.1	—	—	65.7

Year ended December 31, 2003	$50.7	$54.6	$0.9	$(12.6)	$93.6

(1)	Long-term allowance is related to the Company’s notes receivable in Other Assets from a receivable obligor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, balances for property, plant and equipment and allowances for depreciation were as follows:

	2005	2004
	(Dollars in millions)

Property, Plant and Equipment-net
Land	$70.0	$71.1
Buildings and improvements	690.0	701.6
Machinery and equipment	1,591.4	1,504.9
Construction in progress	178.9	94.5

	2,530.3	2,372.1
Less allowances for depreciation	(1,336.0)	(1,208.0)

TOTAL	$1,194.3	$1,164.1

Property included assets acquired under capital leases, principally buildings, machinery and equipment of $21.9 million and $22.2 million at December 31, 2005 and 2004, respectively. Related allowances for depreciation were $7.2 million and $6.4 million at December 31, 2005 and 2004, respectively. Depreciation expense totaled $158.7 million, $162.3 million and $157.3 million during the years ended December 31, 2005, 2004 and 2003, respectively. Interest costs capitalized during 2005, 2004 and 2003 from continuing operations totaled $1.4 million, $0.5 million and $0.1 million respectively.

As of December 31, accrued expenses consisted of the following:

	2005	2004
	(Dollars in millions)

Accrued Expenses
Wages, vacations, pensions and other employment costs	$240.8	$220.8
Deferred revenue	156.5	141.3
Warranties	61.0	64.7
Postretirement benefits other than pensions	36.8	44.0
Taxes other than federal and foreign income taxes	20.3	19.8
Accrued interest	18.9	18.7
Accrued environmental liabilities	18.3	16.2
Restructuring and consolidation	6.7	7.1
Other	205.6	195.0

TOTAL	$764.9	$727.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, total comprehensive income consisted of the following:

	2005	2004
	(Dollars in millions)

Comprehensive Income
Net income	$263.6	$172.2
Other comprehensive income:
Unrealized foreign currency translation gains (losses) during period	(77.5)	89.4
Minimum pension liability adjustments during the period	(36.0)	(69.8)
Gain (loss) on cash flow hedges	(65.8)	2.8

TOTAL	$84.3	$194.6

Accumulated other comprehensive income (loss) as of December 31, consisted of the following:

	2005	2004
	(Dollars in millions)

Accumulated Other Comprehensive Income (Loss)
Cumulative unrealized foreign currency translation gains	$135.2	$212.7
Minimum pension liability adjustments	(424.1)	(388.1)
Accumulated gain on cash flow hedges	5.9	71.7

TOTAL	$(283.0)	$(103.7)

The minimum pension liability amounts above are net of deferred taxes of $247.8 million and $209 million in 2005 and 2004, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $3.2 million and $38.6 million in 2005 and 2004, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Fair Values of Financial Instruments

The Company’s accounting policies with respect to financial instruments are described in Note 1 “Significant Accounting Policies.”

The carrying amounts of the Company’s significant balance sheet financial instruments and their fair values are presented below as of December 31:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in millions)

Long-term debt	$1,743.8	$1,902.6	$1,901.8	$2,136.4

Derivative financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
	Contract/		Contract/
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in millions)

Interest rate swaps	$150.0	$(4.4)	$250.0	$(1.1)
Foreign currency forward contracts	$1,148.4	$8.7	$712.8	$110.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

The Company extends financial and product performance guarantees to third parties.

As of December 31, 2005, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)

Environmental remediation indemnification (Note 19 “Contingencies”)	No limit	$16.0
Financial Guarantees:
Debt and lease payments	$2.4	$—
Residual value on leases	$24.8	$—

Prior to the adoption of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45), the Company accrued for costs associated with guarantees when it was probable that a liability had been incurred and the amount could be reasonably estimated. The most likely cost to be incurred was accrued based on an evaluation of currently available facts and, where no amount within a range of estimates was more likely, the minimum was accrued. Guarantees extended subsequent to the adoption of FIN 45 will be recorded at fair value.

The Company guaranteed amounts previously owed by Coltec Capital Trust with respect to $150 million of TIDES, which included $5 million of TIDES that were beneficially owned by Coltec, and guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remained the Company’s obligation. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off.

On November 28, 2005, Coltec redeemed all of the outstanding TIDES and underlying convertible subordinated debentures. The Company’s guarantee of the TIDES terminated upon full payment of the redemption price of all of the TIDES, subject to reinstatement if at any time any TIDES holder must repay any sums paid to it with respect to the TIDES or the Company’s guarantee.

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

Residual Value on Leases

Residual value on leases relates to corporate aircraft pursuant to which the Company is obligated to either purchase or remarket the aircraft at the end of the lease term. The residual values were established at lease inception. The lease terms mature in 2011 and 2012. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2005, the Company terminated a production equipment lease that was maturing in January 2006 and purchased the leased assets for $26.2 million.

Service and Product Warranties

The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (SFAS 5). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

The changes in the carrying amount of service and product warranties are as follows:

(Dollars In millions)

Balance at December 31, 2003	$78.4
Service and product warranty provision	48.5
Return to Profit	(11.1)
Obligations assumed in the partial settlement with Northrop Grumman	71.7
Payments	(22.0)
Foreign currency translation	0.3

Balance at December 31, 2004	165.8

Service and product warranty provision	77.2
Return to Profit	(18.5)
Payments	(54.4)
Foreign currency translation	(7.7)

Balance at December 31, 2005	$162.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, the current and long-term portions of service and product warranties were as follows:

	2005	2004
	(Dollars in million)

Short-term liabilities	$61.0	$64.7
Long-term liabilities	101.4	101.1

TOTAL	$162.4	$165.8

Note 19.	Contingencies

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

Estimates of the Company’s environmental liabilities are based on currently available facts, present laws and regulations and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities and the professional judgment of the Company’s environmental specialists in consultation with outside environmental specialists, when necessary. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $81.0 million and $88.5 million at December 31, 2005 and December 31, 2004, respectively. At December 31, 2005 and December 31, 2004, $18.3 million and $16.2 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At December 31, 2005 and December 31, 2004, $31.4 million and $29.6 million, respectively, was associated with ongoing operations and $49.6 million and $58.9 million, respectively, was associated with businesses previously disposed of or discontinued.

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

The Company believes that substantial insurance coverage is available to it related to any remaining claims. However, the primary layer of insurance coverage for most of these claims is provided by the Kemper Insurance Companies. Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan approved by the Illinois Department of Insurance. The Company cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, a portion of the Company’s primary and excess layers of general liability insurance coverage for most of these claims was provided by insurance subsidiaries of London United Investments plc (KWELM). KWELM is insolvent and in the process of distributing its assets and dissolving. In September 2004, the Company entered into a settlement agreement with KWELM pursuant to which the Company agreed to give up its rights with respect to the KWELM insurance policies in exchange for $18.3 million, subject to increase under certain circumstances. The settlement represents a negotiated payment for the Company’s loss of insurance coverage, as it no longer has the KWELM insurance available for claims that would have qualified for coverage. The initial settlement amount of $18.3 million was paid to the Company during 2004, was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods.

The KWELM insolvent fund managers made additional settlement distributions to the Company in 2005 totaling $11.3 million following completion of the insolvent scheme of arrangement process in the United Kingdom. The additional distribution was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods. One final distribution may be made depending on the final valuation of KWELM.

Liabilities of Divested Businesses

Asbestos

In May 2002, the Company completed the tax-free spin-off of its Engineered Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec. At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to the Company’s ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees

At December 31, 2005, the Company had an outstanding contingent liability for guarantees of debt and lease payments of $2.4 million, letters of credit and bank guarantees of $47.5 million and residual value of lease obligations of $24.8 million.

The Company guaranteed amounts previously owed by Coltec Capital Trust with respect to $150 million of TIDES, which included $5 million of TIDES that were beneficially owned by Coltec, and guaranteed Coltec’s performance of its obligations with respect to the TIDES and the underlying Coltec convertible subordinated debentures. Following the spin-off of the EIP segment, the TIDES remained outstanding as an obligation of Coltec Capital Trust and the Company’s guarantee with respect to the TIDES remained the Company’s obligation. EnPro, Coltec and Coltec Capital Trust have agreed to indemnify the Company for any costs and liabilities arising under or related to the TIDES after the spin-off. On November 28, 2005, Coltec redeemed all of the outstanding TIDES and underlying convertible subordinated debentures. The Company’s guarantee of the TIDES terminated upon full payment of the redemption price of all of the TIDES, subject to reinstatement if at any time any TIDES holder must repay any sums paid to it with respect to the TIDES or the Company’s guarantee.

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

Aerostructures Long-Term Contracts

The aerostructures business has several long-term contracts in the pre-production phase. This phase includes design of the product to meet customer specifications as well as design of the manufacturing processes to manufacture the production product. Also involved in this phase is securing supply of material and subcomponents produced by third party suppliers that are generally accomplished through long-term supply agreements. Because these contracts cover periods of up to 15 years or more, there is risk that estimates of future costs made during the pre-production phase will be different from actual costs and that difference could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax

The Company is continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by the Company are recorded in the period they become known. Adjustments to the Company’s reserves could have a material effect on the Company’s financial statements. As of December 31, 2005, the Company had recorded tax contingency reserves of approximately $325.6 million.

In 2000, Coltec, the Company’s former subsidiary, made a $113.7 million payment to the Internal Revenue Service (IRS) for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, the Company was notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund would also bear interest to the date of payment. As of December 31, 2005, the interest amount was approximately $52 million before tax, or approximately $33 million after tax. The U.S. Court of Federal Claims entered a final judgment in this case on February 15, 2005. During July 2005, the Government filed its brief related to its appeal of the decision with the U.S. Court of Appeals for the Federal Circuit. Coltec filed its brief related to the U.S. Government’s appeal on September 6, 2005. Oral arguments were heard by the U.S. Court of Appeals for the Federal Circuit on February 8, 2006. A decision is expected by the U.S. Court of Appeals for the Federal Circuit sometime in 2006. If the trial court’s decision is ultimately upheld, the Company will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If the Company receives these amounts, it expects to record income of approximately $149 million, after tax, based on interest through December 31, 2005, including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. The Company may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $19 million as of December 31, 2005. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of December 31, 2005. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. Rohr made a voluntary payment during the three months ended March 31, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. Rohr made an additional payment during the three months ended December 31, 2005 of approximately $4.5 million related to the contested tax amount pursuant to the State’s assessment notice dated October 20, 2005. No payment has been made for the $19 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund before the end of 2007.

Note 20.	Derivatives and Hedging Activities

Cash Flow Hedges

The Company has subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys but have significant sales contracts that are denominated in U.S. Dollars. Periodically, the Company enters into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys to hedge a portion of the Company’s exposure from U.S. Dollar sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The notional value of the forward contracts at December 31, 2005 was $1,148.4 million. The fair value of the forward contracts at December 31, 2005, was a net asset of $8.7 million, including:

•	$18.2 million recorded as a current asset in Prepaid Expenses and

•	$7.6 million recorded as a non-current asset in Other Assets; partially offset by,

•	$12.1 million recorded as a current liability in Accrued Expenses and

•	$5 million recorded as a non-current liability in Other Non-Current Liabilities.

The total fair value of the Company’s forward contracts of $8.7 million (before deferred taxes of $3.2 million) at December 31, 2005, combined with $0.4 million of gains on previously matured hedges of intercompany sales, is recorded in Accumulated Other Comprehensive Income and will be reflected in income as the individual contracts mature which will offset the earnings effect of the hedged items. As of December 31, 2005, the portion of the $9.1 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $6.5 million. These forward contracts mature on a monthly basis with maturity dates that range from January 2006 to December 2008.

In March 2005, the Company called for the redemption of $100 million in aggregate principal amount of its 6.45 percent notes due in 2007 and entered into a $100 million reverse treasury lock to offset changes in the redemption price due to movements in treasury rates prior to the redemption date. In accordance with SFAS 133, at March 31, 2005, the reverse treasury lock was accounted for as a cash flow hedge and was recorded in the Company’s Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The reverse treasury lock matured on April 21, 2005 and the Company recorded a $0.7 million gain in Other Income (Expense) — Net.

Fair Value Hedges

In July 2003, the Company entered into a $100 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2007. In April 2005, the Company terminated $17.9 million of this interest rate swap so that the outstanding notional amount of the swap would match the then outstanding principal amount of the 6.45 percent notes due in 2007. The Company paid $0.3 million in cash to terminate this portion of the swap and recorded the amount as an expense in Other Income (Expense) — Net. In August 2005, the Company terminated the remaining $82.1 million interest rate swap in connection with the redemption of all remaining outstanding 6.45 percent notes due in 2007. The Company paid $1.7 million in cash to terminate the swap and recorded the amount as an expense in Other Income (Expense) — Net.

In October 2003, the Company entered into two $50 million fixed-to-floating interest rate swaps. One $50 million swap is on the Company’s 7.5 percent notes due in 2008 and the other $50 million swap is on the Company’s 6.45 percent notes due in 2008. In December 2003, the Company entered into another $50 million fixed-to-floating interest rate swap on its 7.5 percent notes due in 2008.

The purpose of entering into these swaps was to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability/(loss) of $4.4 million at December 31, 2005.

Other Forward Contracts

As a supplement to the foreign exchange cash flow hedging program, in January 2004 the Company began to enter into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in Cost of Sales in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of December 31, 2005, the Company had forward contracts with a notional value of $92.4 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $20.1 million to buy Euros and forward contracts with a notional value of $44.8 million to sell Canadian Dollars.

Note 21.	Supplemental Cash Flow Information

The following table sets forth other cash flow information including acquisitions accounted for under the purchase method.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Estimated fair value of tangible assets acquired	$31.3	$—	$2.1
Goodwill and identifiable intangible assets acquired	48.3	—	(26.4)
Cash (paid) received	(67.0)	(0.5)	23.6

Liabilities assumed or (extinguished)	$12.6	$(0.5)	$(0.7)

Interest paid (net of amount capitalized)	$129.4	$142.8	$151.5
Income taxes paid (refunds received), net	$52.1	$31.7	$(76.5)

Interest and income taxes paid include amounts related to discontinued operations.

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Note 22.	Preferred Stock

There are 10,000,000 authorized shares of Series Preferred Stock — $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 2005, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

Cumulative Participating Preferred Stock — Series F

The Company has 200,000 shares of Junior Participating Preferred Stock — Series F — $1 par value Series F Stock authorized at December 31, 2005. Series F Stock has preferential voting, dividend and liquidation rights over the Company’s common stock. At December 31, 2005, no Series F Stock was issued or outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The preferred share purchase rights are generally not exercisable or transferable until the earlier of ten business days after a public announcement that a person has become an acquiring person, or ten business days after the commencement of, or announcement of an intention to commence, a tender or exchange offer that would result in a person becoming an acquiring person. Under the plan, a person (other than the Company or any of the Company’s employee benefit plans) will become an acquiring person if that person, together with any affiliated or associated persons, acquires, or obtains the right to acquire or vote, 20 percent or more of the Company’s outstanding common stock, subject to certain exceptions described in the plan.

If a person becomes an acquiring person, the holder of each right (other than the acquiring person and its affiliates and associates) may exercise the right into a number of shares of the Company’s common stock having a then current market value of two times the purchase price of the right. If there are an insufficient number of shares of common stock to permit the exercise of the rights in full, the Company will substitute shares of Series F Stock or fractions thereof that have the same market value as the shares of common stock that would otherwise be issued upon exercise of the rights. In addition, if the Company is acquired in a merger or other business combination transaction or 50 percent or more of the Company’s consolidated assets or earning power is sold after a person has become an acquiring person, arrangements will be made so that the holder of each right may exercise the right into a number of shares of common stock of the acquiring company that have a then current market value of two times the purchase price of the right.

If a person has become an acquiring person but has not acquired beneficial ownership of 50 percent or more of the Company’s outstanding common stock, the Company may exchange the rights in whole or in part for shares of the Company’s common stock at an exchange ratio of one share of common stock per right, or if the Company does not have a sufficient number of shares of the Company’s common stock to permit the exchange, shares of Series F Stock or fraction thereof having a market value equal to one share of common stock.

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

Note 23.	Common Stock

During 2005, 2004 and 2003, 4.018 million, 1.444 million and 0.696 million shares, respectively, of authorized but unissued shares of common stock were issued under the 2001 Equity Compensation (Plan) and other employee stock-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired 0.055 million, 0.026 million, and 0.033 million shares of treasury stock in 2005, 2004 and 2003, respectively.

As of December 31, 2005, there were 14.8 million shares of common stock reserved for issuance under outstanding and future awards pursuant to the 2001 Stock Option Plan and other employee stock-based compensation plans.

Note 24.	Stock-Based Compensation

The Company administers the Goodrich Equity Compensation Plan as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance shares, restricted stock awards, restricted stock units and several other equity-based compensation awards. Currently, the Plan, which will expire on April 17, 2011, unless renewed, makes 11,000,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 17, 2001 for future awards under the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 1999 Stock Option Plan awards as of April 17, 2001 that are not issued or otherwise are returned to the Company after that date. Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3 percent after one year, 66 2/3 percent after two years and 100 percent after three years. Options granted before that date are exercisable at the rate of 35 percent after one year, 70 percent after two years and 100 percent after three years, except that options granted to executive officers are fully exercisable at the time of grant. The term of each option cannot exceed 10 years from the date of grant. All options granted under the Plan have been granted at not less than 100 percent of fair market value on the date of grant as determined pursuant to the plan.

During 2005 and 2004, the Company granted stock options under the Plan to certain employees and administered an employee stock purchase plan. Effective January 1, 2004, the Company changed its method of accounting for stock-based compensation. The Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (SFAS No. 148). As provided for by these standards, the Company began to expense stock options and the discount and option value of shares issued under its employee stock purchase plan on a modified prospective basis. Under this transition method, new grants will be valued at the date issued and expensed. The expense will be recognized using the straight-line method over the period the stock options and shares are earned and vest. Prior periods have not been restated. The fair value for options issued in 2005 and 2004 under SFAS 123 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Risk-Free Interest Rate (%)	4.0	4.1
Dividend Yield (%)	2.6	3.3
Volatility Factor (%)	40.6	44.5
Weighted-Average Expected Life of the Options (years)	7.0	7.0

The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair value of stock options granted during 2005 was $11.79 per share and $11.06 per share during 2004. The adoption of SFAS 123 reduced before tax income by $12.1 million, or $7.7 million after tax, for the year ended December 31, 2004 as compared to accounting for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).

During the years ended December 31, 2005 and 2004, the Company recognized stock-based compensation of $8.2 million and $10.4 million, respectively, related to stock options and of $2.2 million and $2.1 million, respectively, related to the employee stock purchase plan.

Prior to January 1, 2004, the Company granted stock options and performance shares under the Plan to certain employees and administered an employee stock purchase plan; however, prior to that date, the stock-based employee compensation was accounted for in accordance with APB No. 25 and no compensation expense was included in net income for stock options or employee stock purchase plan shares. The Company also has outstanding stock options under the pre-merger stock option plans of Coltec and Rohr. These stock options are included in the disclosures below.

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

2003

Risk-Free Interest Rate (%)	3.7
Dividend Yield (%)	3.6
Volatility Factor (%)	47.4
Weighted-Average Expected Life of the Options (years)	7.0

The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair value of stock options granted during 2003 was $6.80 per share.

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

Year Ended
December 31, 2003
(Dollars in millions,
except per share
amounts)

Net income:
As reported	$100.4
Pro forma	81.5
Earnings per share:
Basic:
As reported	$0.85
Pro forma	0.69
Diluted:
As reported	$0.85
Pro forma	0.69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of effects on reported net income for years after those presented.

A summary of the Company’s stock option activity and related information follows:

		Weighted-Average
	Options	Exercise Price
	(In thousands)

Year Ended December 31, 2005
Outstanding at beginning of year	10,028.2	$29.44
Granted	716.0	32.57
Exercised	(3,638.0)	27.52
Forfeited	(154.5)	25.98

Outstanding at end of year	6,951.7	30.85

Year Ended December 31, 2004
Outstanding at beginning of year	10,648.1	$29.54
Granted	715.7	30.53
Exercised	(1,013.7)	21.73
Forfeited	(321.9)	29.35

Outstanding at end of year	10,028.2	29.44

Year Ended December 31, 2003
Outstanding at beginning of year	9,460.5	$30.93
Granted	2,371.0	18.65
Exercised	(138.3)	20.16
Forfeited	(1,045.1)	26.67

Outstanding at end of year	10,648.1	29.54

The following table summarizes information about the Company’s stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
	Number	Weighted-Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	(In thousands)	Contractual Life	Price	(In thousands)	Price

$14.29 — $24.99	1,101.1	7.0 years	$18.37	719.0	$18.18
$25.10 — $32.52	2,716.7	6.7 years	28.47	1,586.7	26.19
$34.20 — $38.46	2,464.7	3.7 years	36.47	2,464.7	36.47
$39.02 — $47.02	669.2	2.1 years	40.29	660.2	40.24

Total	6,951.7	5.2 years		5,430.6

Restricted Stock Awards

During the years ended December 31, 2004 and 2003, restricted stock awards for 4,200 and 58,603 shares, respectively, were made under the Plan, including those made to employees of discontinued operations. There were no restricted stock awards during the year ended December 31, 2005. Restricted stock awards are subject to conditions established by the Board of Directors. Under the terms of the restricted stock awards, the granted stock generally vest three years after the award date. Cash dividends are paid to participants each quarter. The cost of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these awards, determined as the market value of the shares at the date of grant, is being amortized over the vesting period. During 2005, 2004 and 2003, 1,170, 8,378 and 6,600 shares of restricted stock, respectively, were forfeited. In 2005, 2004 and 2003, $0.4 million, $0.7 million and $1 million, respectively, was charged to expense of continuing operations for restricted stock awards.

Restricted Stock Units

During the years ended December 31, 2005 and 2004, restricted stock unit awards for 618,950 units and 592,850 units, respectively, were made under the Plan. The grant date fair value of the 2005 grants was $32.46, and for the 2004 grants was $30.67. Restricted stock units are granted subject to conditions established by the Board of Directors. Under the terms of the restricted stock units, the units either vest three years after the award date or vest 50 percent at the end of the third year, 75 percent at the end of the fourth year and 100 percent at the end of the fifth year or vest 100 percent at the end of the third year with provisions for accelerated vesting in certain circumstances. Cash dividend equivalents are paid to participants each quarter. The cost of these awards, determined as the market value of the shares at the date of grant, plus dividends declared is being amortized over the vesting period using pro rata vesting. As a result of adopting FAS 123(R), restricted stock unit compensation expense will be recognized using a straight-line method in order to be consistent with the stock option model. During 2005 and 2004, 51,250 and 28,100 restricted stock units, respectively, were forfeited. During 2005, 37,400 shares were earned as a result of accelerated vesting provisions for certain participants. In 2005 and 2004, $10.7 million and $4.9 million, respectively, was charged to expense of continuing operations for restricted stock units.

Performance Units

The Plan provides for the issuance of performance units that may be earned and paid in cash to the Company’s management based on the achievement of certain financial goals over a three year measurement period. Dividends accrue on performance units during the measurement period and are reinvested in additional performance units. Compensation expense is recorded consistent with the achievement of performance objectives. During 2005, 2004 and 2003, the Company issued 180,300, 198,900 and 361,000 performance units, respectively. During 2005, 2004 and 2003, 29,390, 45,600 and 18,630 performance units, respectively, were forfeited. In 2005 and 2004, $9.7 million and $2.3 million before tax was charged to expense, and in 2003, $4.1 million before tax was recognized as income of continuing operations for performance units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25.	Discontinued Operations

The following summarizes the results of discontinued operations:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Sales:
Avionics and Passenger Restraint Systems	$—	$—	$24.3
Test Systems	8.0	24.1	16.5

	$8.0	$24.1	$40.8

Before tax income (loss) from operations:
Avionics and Passenger Restraint Systems	$—	$—	$(0.9)
Test Systems	1.3	2.6	0.4

	1.3	2.6	(0.5)
Income tax benefit (expense)	(0.4)	(0.9)	0.1
Gain on the sale of Avionics (net of income tax expense of $39.1 million)	—	—	63.0
Gain on the sale of Test Systems (net of income tax expense of $7.6 million)	13.2	—	—
Insurance settlements (net of income tax expense of $4.5 million)	7.5	—	—
Liabilities of previously discontinued operations (net of income tax benefit of $0.4 million)	(1.8)	—	—

Income from discontinued operations	$19.8	$1.7	$62.6

On March 28, 2003, the Company completed the sale of its Avionics business to L-3 Communications Corporation for $188 million, or $181 million net of fees and expenses. The gain on the sale was $63 million after tax. The Company’s PRS business ceased operations in the first quarter of 2003. The amount of goodwill included in the gain on the sale of Avionics was $46.3 million.

On April 19, 2005, the Company completed the sale of JcAir Inc. (Test Systems) to Aeroflex Incorporated, for $34 million in cash, net of expenses and purchase price adjustments. The gain on the sale was $13.2 million after tax. Test Systems was previously reported in the Electronic Systems segment. The amount of goodwill included in the gain on the sale of Test Systems was $7.8 million.

The disposition of the Avionics and the Test Systems businesses and the closure of the PRS business are reported as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Avionics, Test Systems and PRS have been segregated in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows. Prior periods have been restated to reflect these businesses as discontinued operations.

The Company settled claims with several insurers relating to recovery of past costs to remediate environmental issues at a former chemical plant, which resulted in after tax income of $7.5 million during 2005. The payments are expected to be received in 2006.

QUARTERLY FINANCIAL DATA (UNAUDITED)(1)

	2005 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in millions, except per share amounts)

BUSINESS SEGMENT SALES:
Airframe Systems	$442.7	$464.0	$475.2	$472.3	$402.6	$403.8	$399.5	$423.8
Engine Systems	528.1	565.8	567.3	576.4	498.5	449.2	474.5	517.4
Electronic Systems	304.7	322.9	328.0	349.1	255.4	275.0	287.5	313.2

TOTAL SALES	$1,275.5	$1,352.7	$1,370.5	$1,397.8	$1,156.5	$1,128.0	$1,161.5	$1,254.4

GROSS PROFIT(2)	$345.8	$362.2	$360.6	$364.4	$290.3	$303.4	$308.6	$296.6

OPERATING INCOME:
Airframe Systems	$27.8	$10.8	$16.1	$21.3	$21.1	$25.3	$27.6	$16.1
Engine Systems	90.5	108.8	104.1	96.4	74.4	69.4	65.2	55.9
Electronic Systems	32.3	37.7	37.2	38.7	22.7	31.2	38.8	42.5
Corporate	(20.5)	(21.2)	(22.0)	(24.7)	(19.5)	(23.4)	(23.6)	(26.5)

TOTAL OPERATING INCOME	$130.1	$136.1	$135.4	$131.7	$98.7	$102.5	$108.0	$88.0

INCOME FROM:
Continuing Operations	$56.8	$62.4	$60.6	$64.0	$30.4	$38.4	$49.9	$35.6
Discontinued Operations	0.7	13.3	0.2	5.6	0.2	0.4	—	1.1
Cumulative Effect of Change in Accounting	—	—	—	—	16.2	—	—	—

NET INCOME	$57.5	$75.7	$60.8	$69.6	$46.8	$38.8	$49.9	$36.7

Basic Earnings Per Share(3):
Continuing Operations	$0.47	$0.52	$0.50	$0.52	$0.26	$0.33	$0.42	$0.30
Discontinued Operations	0.01	0.11	—	0.05	—	—	—	0.01
Cumulative Effect of Change in Accounting	—	—	—	—	0.14	—	—	—

Net income	$0.48	$0.63	$0.50	$0.57	$0.40	$0.33	$0.42	$0.31

Diluted Earnings Per Share(3):
Continuing Operations	$0.46	$0.51	$0.49	$0.51	$0.26	$0.32	$0.41	$0.29
Discontinued Operations	0.01	0.10	—	0.05	—	—	—	0.01
Cumulative Effect of Change in Accounting	—	—	—	—	0.13	—	—	—

Net income	$0.47	$0.61	$0.49	$0.56	$0.39	$0.32	$0.41	$0.30

(1)	The historical amounts presented above have been restated to present the Company’s former Test Systems business as discontinued operations.

(2)	Gross profit represents sales less cost of sales.

(3)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to rounding.

First Quarter 2005

The first quarter of 2005 included a $3.2 million before tax charge for restructuring and consolidation costs and a $5.1 million before tax charge from the cumulative catch-up adjustments recorded by aerostructures.

Second Quarter 2005

The second quarter of 2005 included a $15 million before tax charge for the retrofit of redesigned parts, obsolete inventory, supplier claims and impaired assets for the A380 actuation system, a $6 million before tax charge for premiums and other associated debt retirement costs, a $1.7 million before tax gain from the cumulative catch-up adjustments recorded by aerostructures and a $0.5 million before tax charge for restructuring and consolidation costs. Income from discontinued operations during the second quarter included primarily the $13.2 million after tax gain on the sale of Test Systems.

Third Quarter 2005

The third quarter of 2005 included a $5.6 million before tax charge for premiums and other associated debt retirement costs, a $0.7 million before tax gain from cumulative catch-up adjustments recorded by aerostructures and a $3.7 million before tax charge for restructuring and consolidation costs. Net interest expense during the third quarter of 2005 totaled $31.1 million as compared to $34.7 million during the third quarter of 2004. The decrease in net interest expense was a result of lower debt levels.

Fourth Quarter 2005

The fourth quarter of 2005 included a $14.6 million before tax charge from cumulative catch-up adjustments recorded by aerostructures, a $7.3 million before tax charge related to the termination of the Boeing 737NG spoilers contract and a $9.4 million before tax charge for restructuring and consolidation costs. Income from discontinued operations during the fourth quarter included primarily the $7.5 million after tax gain from the settlement with several insurers relating to the recovery of past costs to remediate environmental issues at a former chemical plant.

First Quarter 2004

The first quarter of 2004 included a $1.8 million before tax charge for restructuring and consolidation costs, a $4.3 million increase in stock-based compensation expense from the adoption of SFAS 123 and a $2.4 million before tax charge from cumulative catch-up adjustments recorded by aerostructures, which changed its accounting for contracts in 2004. See Note 7 “Cumulative Effect of Change in Accounting.” Effective with the second quarter of 2004, the Company retroactively adopted the Financial Accounting Standards Board Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The retroactive adoption resulted in an increase of $0.4 million to Operating Income, an increase of $0.9 million to Net Income and an increase to Basic and Diluted Earnings per Share for Continuing Operations and Net Income of $0.01 when compared to the amounts previously reported in the March 31, 2004 Form 10-Q.

Second Quarter 2004

The second quarter of 2004 included a $3.1 million before tax charge for restructuring and consolidation costs, a $2.3 million increase in stock-based compensation expense from the adoption of SFAS 123 and $8.7 million of before tax income from the cumulative catch-up adjustments recorded by aerostructures which changed its accounting for contracts in 2004. See Note 7 “Cumulative Effect of Change in Accounting.”

Third Quarter 2004

The third quarter of 2004 included a $3.6 million before tax charge for restructuring and consolidation costs, a $0.2 million before tax charge related to the impairment of production assets at a foreign facility, a $2.8 million increase in stock-based compensation expense from the adoption of SFAS 123, a $6.4 million before tax charge from the cumulative catch-up adjustments recorded by aerostructures which changed its accounting for contracts in 2004 (See Note 7 “Cumulative Effect of Change in Accounting”) and a before tax gain of $6.2 million related to the revised accounting treatment of a technology development grant which had been expensed in prior periods.

Fourth Quarter 2004

The fourth quarter of 2004 included a $3.5 million before tax charge for restructuring and consolidation costs, $1.3 million for pension curtailment charges, a $0.2 million before tax charge related to the impairment of assets, a $2.7 million increase in stock-based compensation expense from the adoption of SFAS 123, a $14.1 million before tax charge from the cumulative catch-up adjustments recorded by aerostructures which changed its accounting for contracts in 2004 (See Note 7 “Cumulative Effect of Change in Accounting”), a charge of $23.4 million before tax related to the partial settlement with Northrop Grumman, reflecting favorable foreign tax settlements, adjustments related to state income taxes and the finalization of the Company’s 2003 federal tax return, offset in part by additional reserves for certain income tax issues.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the Evaluation Date). Based upon that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance regarding management’s disclosure control objectives.

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2005 appears on page 66 and is incorporated herein by reference. The report of Ernst & Young LLP on management’s assessment and the effectiveness of internal control over financial reporting appears on page 68 and is incorporated herein by reference.

Changes in Internal Control

In May 2005, a business in our Electronics Systems segment with annual sales of approximately $200 million implemented a new enterprise resource planning (ERP) system. The business is in the process of resolving certain data migration and system implementation issues and additional mitigating controls have been put in place during the transition to the new system.

In December 2005, our Board of Directors authorized the purchase and implementation of a single, integrated ERP system across all of our strategic business units. We expect to implement the system over seven years between 2006 and 2012.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Biographical information concerning our Directors appearing under the caption “Proposals to Shareholders — 1. Election of Directors — Nominees for Election” and information under the captions “Governance of the Company — Business Code of Conduct”, “Governance of the Company — Director Independence; Audit Committee Financial Expert”, “Governance of the Company — Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement dated March 10, 2006 are incorporated herein by reference. Biographical information concerning our Executive Officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information concerning executive and director compensation appearing under the captions “Executive Compensation”, “Governance of the Company — Compensation of Directors” and “Governance of the Company — Indemnification; Insurance” in our proxy statement dated March 10, 2006 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our proxy statement dated March 10, 2006 are incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

We have five compensation plans approved by shareholders (excluding plans we assumed in acquisitions) under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The B.F.Goodrich Key Employees’ Stock Option Plan (effective April 15, 1991) (the 1991 Plan); The B.F.Goodrich Company Stock Option Plan (effective April 15, 1996) (the 1996 Plan); The B.F.Goodrich Company Stock Option Plan (effective April 15, 1999) (the 1999 Plan); the Goodrich Corporation 2001 Equity Compensation Plan (the 2001 Plan); and the Goodrich Corporation Employee Stock Purchase Plan (the ESPP).

We have two compensation plans (the Goodrich Corporation Outside Directors’ Deferral Plan and the Goodrich Corporation Directors’ Deferred Compensation Plan) that were not approved by shareholders (excluding plans we assumed in acquisitions) under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services.

The following table summarizes information about our equity compensation plans as of December 31, 2005. All outstanding awards relate to our common stock. The table does not include shares subject to outstanding options granted under equity compensation plans we assumed in acquisitions.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan category(1)
Equity compensation plans approved by security holders(2)	6,692,225	$30.08	6,648,055
Equity compensation plans not approved by security holders	93,413	—	(3)

Total	6,785,638	—	—

(1)	The table does not include information for the following equity compensation plans that we assumed in acquisitions: Rohr, Inc. 1995 Stock Incentive Plan; and Coltec Industries Inc 1992 Stock Option and Incentive Plan. A total of 360,169 shares of common stock were issuable upon exercise of options granted under these plans and outstanding at December 31, 2005. The weighted average exercise price of all options granted under these plans and outstanding at December 31, 2005, was $36.41. No further awards may be made under these assumed plans.

(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes (a) 6,591,492 shares of common stock issuable upon exercise of outstanding options issued pursuant to the 1991 Plan, the 1996 Plan, the 1999 Plan and the 2001 Plan, and (b) 80,741 shares of common stock, representing the maximum number of shares of common stock that may be issued pursuant to outstanding long-term incentive plan awards under the 2001 Plan. The number does not include 59,025 shares of outstanding restricted stock issued pursuant to the 1999 Plan and the 2001 Plan and 1,095,050 number of shares of common stock issuable upon vesting of outstanding restricted stock unit awards issued pursuant to the 2001 Plan.

The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted average exercise price of outstanding stock options under the 1991 Plan, the 1996 Plan, the 1998 Plan and the 2001 Plan.

The number of securities available for future issuance includes (a) 5,680,994 shares of common stock that may be issued pursuant to the 2001 Plan (which includes amounts carried over from the 1999 Plan) and (b) 967,061 shares of common stock that may be issued pursuant to the ESPP. No further awards may be made under the 1991 Plan, the 1996 Plan or the 1999 Plan.

(3)	There is no limit on the number of shares of common stock that may be issued under the Outside Directors’ Deferral Plan and the Directors’ Deferred Compensation Plan.

Outside Directors’ Deferral Plan and Directors Deferred Compensation Plan.  Our non-management directors receive fixed compensation for serving as a director (in 2005, at the rate of $50,000 per year), plus fees for each Board and Board committee meeting attended (in 2005, at the rate of $1,500 per meeting, except that the chairperson of a committee received $2,500 for each meeting of that committee attended).

Pursuant to the Outside Directors’ Deferral Plan, non-management Directors may elect to defer a portion or all of the annual retainer and meeting fees into either a phantom Goodrich share account or a cash account. Amounts deferred into the phantom share account accrue dividend equivalents, and amounts deferred into the cash account accrue interest at the prime rate. The plan provides that amounts deferred into the phantom share account are paid out in shares of Common Stock, and amounts deferred into the cash account are paid out in cash, in each case following termination of service as a Director in either a single lump sum, five annual installments or ten annual installments.

Prior to 2005, non-management Directors could elect to defer a portion or all of the annual retainer and meeting fees into a phantom Goodrich share account pursuant to the Directors’ Deferred Compensation Plan. The plan provides that amounts deferred into the account are paid out in shares of Common Stock following termination of service as a Director. Dividend equivalents accrue on all phantom shares credited to a Director’s account.

Item 13.	Certain Relationships and Related Transactions

Information appearing under the caption “Executive Compensation — Executive Stock Purchase Program” in our proxy statement dated March 10, 2006 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under the captions “Proposals to Shareholders-2. Ratification of Appointment of Independent Auditors — Fees to Independent Auditors for 2005 and 2004” and “Appointment of Independent Auditors — Audit Review Committee Pre-Approval Policy” in our proxy statement dated March 10, 2006 is incorporated by reference herein.

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements.

The consolidated financial statements filed as part of this report are listed in Part II, Item 8 in the Index to Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules: Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits: A listing of exhibits is on pages 136 to 139 of this Form 10-K.

(b)	Exhibits. See the Exhibit Index beginning at page 136 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10(G) through 10(NN).

(c)	Not applicable.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 22, 2006.

Goodrich Corporation
(Registrant)

By:	/s/ Marshall O. Larsen
Marshall O. Larsen,
Chairman, President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 22, 2006 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ Marshall O. Larsen Marshall O. Larsen Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ William R. Holland William R. Holland Director

/s/ Scott E. Kuechle Scott E. Kuechle Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ John P. Jumper John P. Jumper Director

/s/ Scott A. Cottrill Scott A. Cottrill Vice President and Controller (Principal Accounting Officer)	/s/ Douglas E. Olesen Douglas E. Olesen Director

/s/ Diane C. Creel Diane C. Creel Director	/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr. Director

/s/ George A. Davidson, Jr George A. Davidson, Jr Director	/s/ James R. Wilson James R. Wilson Director

/s/ Harris E. Deloach, Jr Harris E. DeLoach, Jr Director	/s/ A. Thomas Young A. Thomas Young Director

/s/ James W. Griffith James W. Griffith Director

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

Exhibit
Number		Description

2(A)	—	Agreement for Sale and Purchase of Assets Between The B.F.Goodrich Company and PMD Group Inc., dated as of November 28, 2000, filed as Exhibit 2(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
2(B)	—	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
2(C)	—	Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2(B) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
2(D)	—	Amendment No. 1 dated as of October 1, 2002 to Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002, is incorporated herein by reference.
2(E)	—	Settlement Agreement effective as of December 27, 2004 by and between Northrop Grumman Space & Mission Systems Corp., as successor by merger to TRW, Inc., and Goodrich Corporation, filed as Exhibit 2(E) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
3(A)	—	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
3(B)	—	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.
4(A)	—	Rights Agreement, dated as of June 2, 1997, between The B.F.Goodrich Company and The Bank of New York which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Preferred Stock, Series F, par value $1 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 19, 1997, is incorporated herein by reference.
4(B)	—	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.

Exhibit
Number		Description

4(C)	—	Agreement of Resignation, Appointment and Acceptance effective February 4, 2005 by and among Goodrich Corporation, The Bank of New York and The Bank of New York Trust Company, N.A., filed as Exhibit 4(C) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.

Information relating to the Company’s long-term debt is set forth in Note 14 — ’Financing Arrangements’ to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4(B), instruments defining the rights of holders of such long-term debt are not filed herewith since no single item exceeds 10% of consolidated assets.

Copies of such instruments will be furnished to the Commission upon request.

10(A)	—	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.
10(B)	—	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10(C)	—	Transition Services Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(MM) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10(D)	—	Employee Matters Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(NN) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10(E)	—	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10(F)	—	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005, is incorporated herein by reference.
10(G)	—	Key Employees’ Stock Option Plan (effective April 15, 1991), filed as Exhibit 10(K) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10(H)	—	Stock Option Plan (effective April 15, 1996), filed as Exhibit 10 (A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.
10(I)	—	Stock Option Plan (effective April 19, 1999), filed as Appendix B to the Company’s definitive proxy statement filed March 4, 1999, is incorporated herein by reference.
10(J)	—	2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.
10(K)	—	Form of nonqualified stock option award agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10(L)	—	Form of restricted stock award agreement, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

Exhibit
Number		Description

10(M)	—	Form of restricted stock unit award agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10(O)	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.
10(P)	—	Form of performance unit award agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10(Q)	—	2003 — 2005 Long-Term Incentive Plan Summary Plan Description and form of award, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10(R)	—	Form of award letter for 2004 stock-based compensation awards to executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference herein.
10(S)	—	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.
10(T)	—	Management Incentive Program.*
10(U)	—	Senior Executive Management Incentive Plan, filed as Appendix C to the Company’s 2005 Proxy Statement dated March 7, 2005, is incorporated herein by reference.
10(V)	—	Form of Disability Benefit Agreement, filed as Exhibit 10(U) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.
10(W)	—	Form of Supplemental Executive Retirement Plan Agreement.*
10(X)	—	Goodrich Corporation Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10(Y)	—	Goodrich Corporation Savings Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10(Z)	—	Goodrich Corporation Severance Plan, filed as Exhibit 10(II) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.
10(AA)	—	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees, filed as Exhibit 10(BB) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
10(BB)	—	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(AA) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.
10(CC)	—	Coltec Industries Inc 1992 Stock Option and Incentive Plan (as amended through May 7, 1998), filed as Exhibit 10(EE) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10(DD)	—	Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(FF) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit
Number		Description

10(EE)	—	First Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(GG) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10(FF)	—	Second Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(HH) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10(GG)	—	Employee Stock Purchase Plan, filed as Exhibit E to the Company’s 2001 Proxy Statement dated March 5, 2001, is incorporated herein by reference.
10(HH)	—	Amendment Number One to the Employee Stock Purchase Plan, filed as Exhibit 10(KK) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.
10(II)	—	Directors’ Phantom Share Plan, as filed as Exhibit 10(II) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.
10(JJ)	—	Directors’ Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.
10(KK)	—	Outside Director Deferral Plan, filed as Exhibit 10(MM) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
10(LL)	—	Outside Director Phantom Share Plan, filed as Exhibit 10(NN) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
10(MM)	—	Employment Arrangements for the Named Executive Officers.*
10(NN)	—	Compensation Arrangements for Non-Management Directors.*
21	—	Subsidiaries.*
23(A)	—	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.*
31	—	Rule 13a-14(a)/15d-14(a) Certifications.*
32	—	Section 1350 Certifications.*