Form 10-Q
period 2006-03-31
GOODRICH CORP
filed 2006-05-05
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2006
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
Registrant’s telephone number, including area code: (704) 423-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2006, there were 123,907,696 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Goodrich Corporation
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of March 31, 2006, and the related condensed consolidated statement of income for the three months ended March 31, 2006 and 2005, and the condensed consolidated statement of cash flows for the three months ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Charlotte, North Carolina
May 1, 2006

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions, except per share amounts)
Sales	$1,423.8	$1,275.5
Operating costs and expenses:
Cost of sales	1,043.9	929.7
Selling and administrative costs	237.2	215.7

	1,281.1	1,145.4

Operating Income	142.7	130.1
Interest expense	(32.0)	(33.9)
Interest income	1.1	0.9
Other income (expense) — net	(10.6)	(10.1)

Income from continuing operations before income taxes	101.2	87.0
Income tax benefit (expense)	99.1	(30.2)

Income From Continuing Operations	200.3	56.8
Income from discontinued operations — net of income taxes	0.6	0.7
Cumulative effect of change in accounting	0.6	—

Net Income	$201.5	$57.5

Basic Earnings Per Share:
Continuing operations	$1.62	$0.47
Discontinued operations	—	0.01
Cumulative effect of change in accounting	0.01	—

Net Income	$1.63	$0.48

Diluted Earnings Per Share:
Continuing operations	$1.59	$0.46
Discontinued operations	—	0.01
Cumulative effect of change in accounting	0.01	—

Net Income	$1.60	$0.47

Dividends Declared Per Common Share	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2006	2005
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$283.0	$251.3
Accounts and notes receivable, less allowances for doubtful receivables ($23.3 at March 31, 2006 and $23.5 at December 31, 2005)	788.5	709.2
Inventories — net	1,393.6	1,308.4
Deferred income taxes	99.4	101.3
Prepaid expenses and other assets	48.7	55.2

Total Current Assets	2,613.2	2,425.4

Property, plant and equipment — net	1,198.9	1,194.3
Prepaid pension	318.7	337.8
Goodwill	1,319.7	1,318.4
Identifiable intangible assets — net	459.7	462.3
Deferred income taxes	48.9	42.8
Other assets	678.3	673.0

Total Assets	$6,637.4	$6,454.0

Current Liabilities
Short-term debt	$28.6	$22.3
Accounts payable	589.4	534.1
Accrued expenses	747.6	764.9
Income taxes payable	189.5	284.4
Deferred income taxes	8.0	7.2
Current maturities of long-term debt and capital lease obligations	1.5	1.7

Total Current Liabilities	1,564.6	1,614.6

Long-term debt and capital lease obligations	1,740.4	1,742.1
Pension obligations	848.3	844.2
Postretirement benefits other than pensions	293.4	300.0
Deferred income taxes	44.3	42.1
Other non-current liabilities	438.0	438.0
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value Authorized 200,000,000 shares; issued 137,538,824 shares at March 31, 2006 and 136,727,436 shares at December 31, 2005 (excluding 14,000,000 shares held by a wholly owned subsidiary)	687.7	683.6
Additional paid-in capital	1,243.3	1,203.3
Income retained in the business	462.0	285.6
Accumulated other comprehensive income (loss)	(267.6)	(283.0)
Common stock held in treasury, at cost (13,631,128 shares at March 31, 2006 and 13,621,128 shares at December 31, 2005)	(417.0)	(416.5)

Total Shareholders’ Equity	1,708.4	1,473.0

Total Liabilities And Shareholders’ Equity	$6,637.4	$6,454.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Operating Activities
Net income	$201.5	$57.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.6)	(0.7)
Cumulative effect of change in accounting	(0.6)	—
Restructuring and consolidation:
Expenses	1.5	3.2
Payments	(1.8)	(3.4)
Asset impairments	0.9	—
Depreciation and amortization	56.3	54.7
Excess tax benefits on equity instruments issued under share- based payment arrangements	(1.2)	—
Stock-based compensation expense	22.4	11.4
Deferred income taxes	(4.2)	(28.8)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(96.6)	(103.5)
Change in receivables sold, net	—	24.3
Inventories	(82.6)	(65.7)
Other current assets	9.1	3.4
Accounts payable	62.8	20.9
Accrued expenses	(17.7)	(2.5)
Income taxes payable	(87.7)	49.8
Tax benefit on non-qualified options	—	4.5
Pension contributions	(7.1)	(3.3)
Other non-current assets and liabilities	11.2	(5.0)

Net Cash Provided By Operating Activities	65.6	16.8

Investing Activities
Purchases of property, plant and equipment	(43.2)	(26.8)
Proceeds from sale of property, plant and equipment	0.1	0.2
Payments received (payments made) in connection with acquisitions, net of cash acquired	—	(8.8)

Net Cash Used In Investing Activities	(43.1)	(35.4)

Financing Activities
Increase (decrease) in short-term debt, net	6.1	(1.0)
Proceeds from issuance of long-term debt	—	—
Repayment of long-term debt and capital lease obligations	(0.4)	(0.5)
Proceeds from issuance of common stock	18.5	34.1
Purchases of treasury stock	(0.4)	(0.6)
Dividends	(24.6)	(23.8)
Excess tax benefits on equity instruments issued under share- based payment arrangements	1.2	—
Distributions to minority interest holders	(1.0)	(2.4)

Net Cash (Used In) Provided By Financing Activities	(0.6)	5.8

Discontinued Operations
Net cash provided by (used in) operating activities	9.1	2.9
Net cash provided by (used in) investing activities	—	(0.2)
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	9.1	2.7
Effect of exchange rate changes on cash and cash equivalents	0.7	(1.4)

Net increase (decrease) in cash and cash equivalents	31.7	(11.5)
Cash and cash equivalents at beginning of year	251.3	297.9

Cash and cash equivalents at end of period	$283.0	$286.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
Note 2. New Accounting Standards
Accounting Changes and Error Corrections
During May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). Under APB Opinion No. 20, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. SFAS 154 will apply to all accounting changes made after adoption of the statement, which is required by the fiscal year beginning after December 15, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three months ended March 31, 2006.
Inventory Costs
During November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 was required by the year beginning January 1, 2006. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards (IAS) 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement will apply to the Company’s businesses if they become subject to “abnormal costs” as defined in SFAS 151. The Company adopted SFAS 151 on January 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company’s financial condition, results of operations or cash flows for the three months ended March 31, 2006.
Accounting for Certain Hybrid Financial Instruments
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends Statement of Financial Accounting No. 133 and Statement of Financial Accounting 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and simplifies the accounting for those instruments. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not issued or acquired the hybrid instruments included in the scope of SFAS 155 and does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial condition, results of operations or cash flows.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on the Company’s financial condition, results of operations or cash flows.
Note 3. Restructuring and Consolidation Costs
The Company incurred $1.5 million and $3.2 million of net restructuring and consolidation costs during the three months ended March 31, 2006 and 2005, respectively. The charges in 2006 primarily relate to restructuring actions initiated during 2005 to downsize a foreign facility.

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Engine Systems	$0.2	$0.2
Airframe Systems	0.4	2.2
Electronic Systems	0.9	0.8

	$1.5	$3.2

Personnel-related costs	$0.7	$2.5
Facility closure and other costs	0.8	0.7

	$1.5	$3.2

Cost of sales	$0.9	$3.0
Selling and administrative costs	0.6	0.2

	$1.5	$3.2

Restructuring and consolidation reserves at March 31, 2006, as well as the activity during the three months ended March 31, 2006, consisted of:

(Dollars in millions)
Reserve balance — December 31, 2005	$6.5
Restructuring charges	1.5
Used as intended	(1.8)
Return to profit	—
Foreign exchange adjustments	0.1

Reserve balance at March 31, 2006	$6.3

Future Restructuring and Consolidation Costs for Programs Announced and Initiated
During 2005, the Company announced and initiated a restructuring program to downsize a German facility in the Electronic Systems segment with partial transfers of operations to existing facilities in Florida and India. The aim of this project is to reduce operating costs and foreign exchange exposure. The total restructuring cost is expected to be approximately $15 million, of which approximately $10 million relates to costs yet to be incurred in 2006 and in 2007. Approximately $1 million was paid in the three months ended March 31, 2006.
Additional expected costs by segment and type are as follows:

	Personnel-	Facility
	Related	Closure
	Costs	Costs	Total
	(Dollars in millions)
Engine Systems	$0.4	$—	$0.4
Airframe Systems	—	—	—
Electronic Systems	5.8	4.2	10.0

Total	$6.2	$4.2	$10.4

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Retiree health care expenses related to divested businesses	$(4.8)	$(4.7)
Expenses related to divested businesses	(1.4)	(1.4)
Minority interest and equity in affiliated companies	(3.8)	(2.8)
Other — net	(0.6)	(1.2)

Other income (expense) — net	$(10.6)	$(10.1)

Note 5. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In millions, except
	per share amounts)
Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$200.3	$56.8

Denominator:
Denominator for basic earnings per share — weighted- average shares	123.5	119.8
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	2.0	2.2
Other deferred compensation shares	0.1	0.1

	2.1	2.3

Denominator for diluted earnings per share — adjusted weighted- average shares and assumed conversion	125.6	122.1

Per share income from continuing operations:
Basic	$1.62	$0.47

Diluted	$1.59	$0.46

At March 31, 2006 and 2005, the Company had outstanding approximately 7.1 million and 9.5 million stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 7.1 million and 9.5 million stock options outstanding, 0.8 million and 2.8 million were anti-dilutive stock options excluded from the diluted earnings per share calculation at March 31, 2006 and 2005, respectively.
During the three months ended March 31, 2006 and 2005, the Company issued approximately 0.8 million and 1.4 million, respectively, of shares of common stock pursuant to stock option exercises and other stock-based compensation.
Note 6. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$312.1	$218.1
In process	842.7	908.7
Raw materials and supplies	329.1	280.3

	1,483.9	1,407.1

Less:
Reserve to reduce certain inventories to LIFO basis	(43.8)	(43.5)
Progress payments and advances	(46.5)	(55.2)

Total	$1,393.6	$1,308.4

The pre-production and excess-over-average inventory accounted for under long-term contract accounting and deferred engineering costs recoverable under long-term contractual arrangements were $304.4 million and $276 million as of March 31, 2006 and December 31,

2005, respectively. These amounts are included in “In process” inventory above.
Note 7. Goodwill
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2006 are as follows:

		Business
	Balance	Combinations		Foreign	Balance
	December 31,	Completed or		Currency	March 31,
	2005	Finalized		Translation	2006
	(Dollars in millions)
Engine Systems	$483.1	$—		$3.0	$486.1
Airframe Systems	239.6	—		2.3	241.9
Electronic Systems	595.7	(2.8	) (a)	(1.2)	591.7

	$1,318.4	$(2.8)		$4.1	$1,319.7

(a)	Represents a revision of plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems businesses in the Electronic Systems segment.
Note 8. Financing Arrangements
Credit Facilities
The Company has a $500 million committed global syndicated revolving credit facility that expires in May 2010. Borrowings under this facility bear interest, at the Company’s option, at rates tied to the agent bank’s prime rate or, for U.S. Dollar or Great Britain Pounds Sterling borrowings, the London interbank offered rate and for Euro Dollar borrowings, the EURIBO rate. The Company is required to pay a facility fee of 15 basis points per annum on the total $500 million committed line. Further, if the amount outstanding exceeds 50 percent of the total commitment, a usage fee of 12.5 basis points per annum on the amount outstanding is payable by the Company. These fees and the interest rate margin on outstanding revolver borrowings are subject to change as the Company’s credit ratings change.
At March 31, 2006 and December 31, 2005, there were $34.9 million in borrowings and $19.6 million in letters of credit outstanding under the new facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of March 31, 2006, the Company had borrowing capacity under this facility of $445.5 million, after reductions for borrowings and letters of credit outstanding.
At March 31, 2006, the Company also maintained $75 million of uncommitted domestic money market facilities and $127.7 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At March 31, 2006 there was $28.6 million outstanding in borrowings under these facilities. At December 31, 2005, the Company maintained $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with $22.4 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

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
The Company has an outstanding contingent liability for guaranteed debt and lease payments of $2.3 million and letters of credit and bank guarantees of $52.5 million. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.
The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $766.5 million of income retained in the business and additional paid in capital was free from such limitations at March 31, 2006.
Note 9. Off Balance Sheet Arrangements
Lease Commitments
The Company finances its use of certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease aircraft and equipment having a maximum unamortized value of $55 million at March 31, 2006. At March 31, 2006, $19.6 million of future minimum lease payments was outstanding under these arrangements. Additionally, the Company has residual value guarantees under these arrangements of $24.8 million (see Note 16, “Guarantees”). The Company is obligated to either purchase or remarket the leased corporate aircraft and equipment at the end of the lease term. The residual values were established at lease inception. The lease terms mature in 2011 and 2012. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $133.3 million at March 31, 2006.
Sale of Receivables
At March 31, 2006, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.1 million at March 31, 2006.
Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. The Company is currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers.

Note 10. Pensions and Postretirement Benefits
Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months ended March 31, 2006 and 2005. The net periodic benefit costs (income) for divested or discontinued operations retained by the Company are included in the amounts below.

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$13.7	$10.8	$7.2	$6.1	$1.1	$0.8
Interest cost	38.3	36.4	8.1	7.7	1.2	1.1
Expected rate of return on plan assets	(45.9)	(42.6)	(11.8)	(10.9)	(1.4)	(0.9)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	2.2	2.2	—	—	—	—
Amortization of actuarial (gain) loss	16.0	11.2	0.3	—	0.3	—

Periodic benefit cost (income)	24.3	18.0	3.8	2.9	1.2	1.0
Settlements and curtailments (gain) loss	—	—	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$24.3	$18.0	$3.8	$2.9	$1.2	$1.0

The following table provides the weighted average assumptions used to determine the net periodic benefit costs (income).

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
Discount rate	5.64%	5.875%	4.75%	5.50%	4.76%	5.75%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.34%	8.50%
Rate of compensation increase	3.63%	3.63%	3.50%	3.50%	3.34%	3.50%

U.S Retirement Plan Changes in 2006
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
This change in retirement benefits may result in a 2006 curtailment charge and a revision to 2006 pension expense for the remainder of the year after the curtailment date as a result of remeasuring the Company’s U.S. pension plan assumptions. The charge and updated pension expense will be known when we can reasonably estimate the effect of the employee elections.
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months ended March 31, 2006 and 2005. The postretirement benefit related to divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Service cost	$—	$0.3
Interest cost	4.6	6.3
Amortization of prior service cost	(0.1)	—
Amortization of actuarial (gain) loss	(0.2)	0.5

Periodic benefit cost (income)	4.3	7.1

Settlements and curtailments (gain) loss	—	—
Special termination benefit charge (credit)	—	—

Net benefit cost (income)	$4.3	$7.1

The net periodic benefit cost for the three months ended March 31, 2006 includes a non-recurring reduction of $3.2 million for a revision in the plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems businesses. The $3.2 million reduction of net periodic benefit cost consists of $0.4 million reduction to service cost, $1.2 million reduction to interest cost and $1.6 million reduction to the amortization of actuarial (gains) losses.
The following table provides the assumptions used to determine the net periodic benefit costs (income).

	Three Months Ended
	March 31,
	2006	2005
Discount rate	5.55%	5.875%
Healthcare trend rate	9% in 2006 to 5% in 2010	9% in 2005 to 5% in 2008

Note 11. Comprehensive Income/(Loss)
Total comprehensive income consisted of the following:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Comprehensive Income/(Loss)
Net income	$201.5	$57.5
Other comprehensive income/(loss):
Unrealized foreign currency translation gains (losses) during period	11.8	0.7
Gains (losses) on cash flow hedges	3.6	(18.2)

Total	$216.9	$40.0

Accumulated other comprehensive income/(loss) consisted of the following:

	March 31,	December 31,
	2006	2005
	(Dollars in millions)
Accumulated Other Comprehensive Income/(Loss)

Cumulative unrealized foreign currency translation gains (losses)	$147.0	$135.2
Minimum pension liability adjustments	(424.1)	(424.1)
Accumulated gains (losses) on cash flow hedges	9.5	5.9

Total	$(267.6)	$(283.0)

The minimum pension liability amounts above are net of deferred taxes of $247.8 million at both March 31, 2006 and December 31, 2005. The accumulated gain on cash flow hedges above is net of deferred taxes of $5 million and $3.2 million at March 31, 2006 and December 31, 2005, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.
Note 12. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2006 was (97.9) percent. The effective tax rate varies from the statutory rate of 35 percent primarily due to the reversal of tax reserves in connection with favorable tax settlements related to the IRS examinations of Rohr, Inc. and subsidiaries (for the period from July, 1986 through December, 1997) and Coltec Industries Inc and subsidiaries (for the period December, 1997 through July, 1999), which reduced the tax rate by approximately 130 percentage points (see Note 15, “Contingencies” for further discussion related to these contingencies). The effective tax rate also varied from the statutory rate of 35 percent due to tax benefits from export sales and domestic production activities which reduced the effective rate by approximately 5 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, including the impact of tax holidays, which reduced the effective rate by approximately 1 percentage point, adjustments to valuation allowances associated with certain deferred tax assets in foreign jurisdictions which increased the effective tax rate by approximately 2 percentage points and other adjustments to reserves for tax contingencies, including interest thereon, net of tax, which increased the effective rate by approximately 2 percentage points. The Company’s effective tax rate during the three months ended March 31, 2006 was not reduced for the benefit of U.S. Research and Development (R&D) Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. The Company estimates that the effective tax rate as of March 31, 2006 would have been approximately 1 percentage point lower had the Company been able to consider the tax benefits associated with the R&D Credit.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of December 31, 2005, the Company had tax contingency reserves of approximately $325.6 million. During the three months ended March 31, 2006, the Company recorded a net benefit of $95.5 million, made payments of $0.6 million (net of federal tax benefit), and had other miscellaneous adjustments of $0.2 million. The net benefit primarily related to the reversal of tax reserves in connection with favorable tax settlements discussed above and in Note 15, “Contingencies.” As of March 31, 2006, the Company had recorded tax contingency reserves of approximately $229.7 million. The contingencies that comprise the reserves are more fully described in Note 15, “Contingencies.”

Note 13. Business Segment Information
The Company has three business segments: Engine Systems, Airframe Systems and Electronic Systems.
Engine Systems
Engine Systems is a major supplier of:
•	Nacelles;

•	Pylons;

•	Thrust reversers and related aircraft engine housing components;

•	Engine and fuel controls;

•	Pumps;

•	Fuel delivery systems; and

•	Structural and rotating components (such as discs, blisks, shafts and airfoils) for both aerospace and industrial gas turbine applications.
The segment includes aerostructures, engine controls, turbomachinery products, turbine fuel technologies and customer services businesses.
•	The aerostructures business manufactures nacelle systems, pylons, thrust reversers, related engine housing components and cargo systems. This business also sells aftermarket parts to airlines and performs maintenance repair and overhaul services.

•	The engine controls business provides engine control systems and components for jet engines used on commercial and military aircraft, including:
-	Fuel metering controls;

-	Fuel pumping systems;

-	Electronic control software and hardware;

-	Variable geometry actuation controls;

-	Afterburner fuel pump and metering unit nozzles; and

-	Engine health monitoring systems.
•	The customer services business primarily supports aftermarket products and sales.

•	The fuel delivery business provides fuel nozzles, injectors, valves and manifolds for aerospace, industrial gas turbine engines and non-aerospace applications that require liquid atomization.

Airframe Systems
Airframe Systems provides systems and components pertaining to aircraft:
•	Taxi;

•	Take-off;

•	Flight control;

•	Landing; and

•	Stopping.
Several businesses within the segment are linked by their ability to contribute to the integration, design, manufacture and service of entire aircraft undercarriage systems, including:
•	Landing gear;

•	Wheels and brakes; and

•	Certain brake controls.
Airframe Systems also includes the:
•	Aviation technical services business, which performs:
-	Comprehensive total aircraft maintenance, repair, overhaul; and

-	Modification services for many commercial airlines, independent operators, aircraft leasing companies and airfreight carriers.
•	Actuation systems business, which provides:
-	Systems that control the movement of steering systems for missiles and electro-mechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and high reliability; and

-	Actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats.
•	Engineered polymer products business, which provides:
-	Large-scale marine composite structures and acoustic materials;

-	Acoustic/vibration damping structures; and

-	Fireproof composites.

Electronic Systems
Electronic Systems produces a wide array of products that provide:
•	Flight performance measurements;

•	Flight management; and

•	Control and safety data.
Included are a variety of sensor systems that measure and manage:
•	Aircraft fuel and monitor oil debris;

•	Engine and transmission; and

•	Structural health.
The segment’s products also include:
•	Ice detection systems;

•	Interior and exterior aircraft lighting systems;

•	Landing gear cables and harnesses;

•	Satellite control;

•	Data management;

•	Payload systems;

•	Launch and missile telemetry systems;

•	Airborne surveillance and reconnaissance systems;

•	Laser warning systems;

•	Aircraft evacuation systems;

•	De-icing systems;

•	Ejection seats;

•	Crew and attendant seating;

•	Engine shafts primarily for helicopters;

•	Electronic flight bags;

•	Air data probes;

•	Reduced vertical separation minimums (RVSM) sensors;

•	Specialty heated products;

•	Potable water systems;

•	Drain masts;

•	Proximity sensors;

•	Laser perimeter awareness systems (LPAS); and

•	Cockpit video systems.

Electronic Systems also include the power systems and hoists and winches businesses.
The power systems business provides systems that produce and control electrical power for commercial and military aircraft, including:
•	Electric generators for both main and back-up electrical power;

•	Electric starters and electric starter generating systems; and

•	Power management and distribution systems.
The hoists and winches business provides airborne hoists and winches used on both helicopters and fixed wing aircraft. The segment also produces short wave (SWIR) and near infrared (NIR) imaging products for a variety of military and commercial customers as a result of the acquisition of Sensors Unlimited, Inc. (SUI) in 2005.
Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated.

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Net customer sales:
Engine Systems	$610.5	$528.1
Airframe Systems	470.3	442.7
Electronic Systems	343.0	304.7

	$1,423.8	$1,275.5

Intersegment sales:
Engine Systems	$4.9	$9.1
Airframe Systems	12.1	12.9
Electronic Systems	13.0	7.9

	$30.0	$29.9

Segment operating income:
Engine Systems	$118.7	$90.5
Airframe Systems	14.3	27.8
Electronic Systems	36.9	32.3

	169.9	150.6
Corporate general and administrative expenses	(27.2)	(20.5)

Total operating income	$142.7	$130.1

Note 14. Derivatives and Hedging Activities
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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in Accumulated Other Comprehensive Income/(Loss), net of deferred taxes. The notional value of the forward contracts at March 31, 2006 was $1,158.5 million. The fair value of the forward contracts at March 31, 2006, was a net asset of $14.2 million, including:
•	$20.9 million recorded as a current asset in Prepaid Expenses and

•	$5.4 million recorded as a non-current asset in Other Assets; partially offset by,

•	$11.1 million recorded as a current liability in Accrued Expenses and

•	$1 million recorded as a non-current liability in Other Non-Current Liabilities.
The total fair value of the Company’s forward contracts of $14.2 million (before deferred taxes of $5 million) at March 31, 2006, combined with $0.1 million of gains on previously matured hedges of intercompany sales and $0.2 million of gains from forward contracts terminated prior to the original maturity dates is recorded in Accumulated Other Comprehensive Income and will be reflected in income as earnings are affected by the hedged items. As of March 31, 2006, the portion of the $14.5 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $10.1 million. These forward contracts mature on a monthly basis with maturity dates that range from April 2006 to December 2008.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The Company has the following interest rate swaps outstanding as of March 31, 2006.
•	A $50 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2008; and

•	Two $50 million fixed-to-floating interest rate swaps on the 7.50 percent notes due in 2008
The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability/(loss) of $5.2 million at March 31, 2006.

Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, the Company enters into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in Cost of Sales in order to mitigate the earnings impact of the translation of net monetary assets and liabilities. Under this program, as of March 31, 2006, the Company had forward contracts with a notional value of $45.4 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $13.2 million to buy Euros and forward contracts with a notional value of $55.4 million to sell Canadian Dollars.
Note 15. Contingencies
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

Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites for which it has been identified as a potentially responsible party are likely to have a material adverse effect on its financial condition. There can be no assurance, however, that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on its results of operations or cash flows in a given period.
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
The Company’s Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $80.1 million and $81 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, $16.8 million and $18.3 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At March 31, 2006 and December 31, 2005, $32 and $31.4 million, respectively, was associated with ongoing operations and $48.1 million and $49.6 million, respectively, was associated with businesses previously disposed of or discontinued.
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
The KWELM insolvent fund managers made additional settlement distributions to the Company during the three months ended March, 31, 2006 and during the year ended December 31, 2005 totaling $1.8 million and $11.3 million, respectively, following completion of the insolvent scheme of arrangement process in the United Kingdom. The additional distribution was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods. One final distribution may be made depending on the final valuation of KWELM.
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
Guarantees
At March 31, 2006, the Company had an outstanding contingent liability for guarantees of debt and lease payments of $2.3 million, letters of credit and bank guarantees of $52.5 million and residual value of lease obligations of $24.8 million (see Note 16, “Guarantees”).
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
Compliance with Specialty Metals Clause in U.S. Defense Contracts and Subcontracts
Many companies in the aerospace industry are experiencing challenges regarding compliance with certain provisions set forth in Department of Defense (DoD) Appropriations Acts that are often referred to generally as the Berry Amendment. The Berry Amendment provisions are implemented through the Department of Defense Federal Acquisition Regulation Supplement (DFARS). One of the DFARS clauses (252.225-7014 (Alternate I)) implementing the Berry Amendment restricts the country of origin for certain specialty metals used in certain products to be delivered to the DoD. This DFARS clause requires that any specialty metals (in most cases involving stainless steel or titanium) incorporated into an article to be delivered under a DoD contract must be melted in the United States or its outlying areas, or must be melted or incorporated into an article manufactured in a list of qualifying countries. The “Alternate I” version of this clause applies to DoD contracts involving, among other items, aircraft and missile and space systems, and requires all subcontractors at any tier to comply with the clause’s restrictions on the use of specialty metals. Compliance with this requirement is especially difficult in connection with stainless steel fasteners purchased from global sources.
The Company has certain contracts and subcontracts that contain DFARS 252.225-7014 (Alternate I). Delivering supplies and/or submitting payment requests for supplies that do not comply with DFARS 252.225-7014 (Alternate I), when applicable, could subject the Company to potentially significant penalties if the non-compliance is not disclosed to the purchaser. In addition, disclosing any non-compliance with this DFARS clause can result in customers not accepting or conditionally accepting the non-compliant supplies. The Company is currently evaluating its compliance with the clause and is unable at this time to estimate the financial effect on the Company that may be associated with any non-compliance.
Tax
The Company is continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by the Company are recorded in the period they become known. Adjustments to the Company’s reserves could have a material effect on the Company’s financial statements. As of March 31, 2006, the Company had recorded tax contingency reserves of approximately $229.7 million.
In 2000, Coltec, the Company’s former subsidiary, made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, the Company was notified that the trial court ruled in favor of Coltec and ordered the Government to refund federal tax payments of $82.8 million to Coltec. This tax refund would also bear interest to the date of payment. As of March 31, 2006, the interest amount was approximately $53.1 million before tax, or approximately $34.5 million after tax. The U.S. Court of Federal Claims entered a final judgment in this case on February 15, 2005. During July 2005, the Government filed its brief related to its appeal of the decision with the U.S. Court of Appeals for the Federal Circuit. Coltec filed its brief related to the U.S. Government’s appeal on September 6, 2005. Oral arguments were heard by the U.S. Court of Appeals for the Federal Circuit on February 8, 2006. A decision is expected by the U.S. Court of Appeals for the Federal Circuit sometime in 2006. If the trial court’s decision is ultimately upheld, the Company will be entitled to the tax refund and related interest pursuant to an agreement with Coltec. If the Company receives these amounts, it expects to record income of approximately $150 million, after tax, based on interest through March 31, 2006, including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. The Company may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), a subsidiary of the Company, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. The Company previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the Joint Committee on Taxation (JCT). On March 15, 2006 the Company received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $72.2 million, primarily related to the reversal of tax reserves, during the three months ended March 31, 2006.
The current IRS examination cycle began on September 29, 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. The prior examination cycle which began in March 2002, includes the consolidated income tax groups in the audit periods identified below:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)

Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)

Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)
There were numerous tax issues that had been raised by the IRS as part of the prior examination, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. The IRS and the Company previously reached tentative settlement agreements on substantially all of the issues raised with respect to the prior examination cycle. Due to the amount of tax involved, certain portions of the tentative settlement agreements were required to be reviewed by the JCT. The Company received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997), (see Note 19, “Subsequent Events”). As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the three months ended March 31, 2006. In addition to the JCT approvals with regard to Rohr, the Company reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, the Company recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves during the three months ended March 31, 2006. The Company cannot predict the timing or ultimate outcome of a final settlement of the remaining unresolved issues. If the Company settles pursuant to previous discussions, the Company would anticipate reversing some portion of previously established reserves.
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $19 million as of March 31, 2006. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of March 31, 2006. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. Rohr made a voluntary payment during the three months ended March 31, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. Rohr made an additional payment during the three months ended December 31, 2005 of approximately $4.5 million related to the contested tax amount pursuant to the State’s assessment notice dated October 20, 2005. No payment has been made for the $19 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund before the end of 2007.
Note 16. Guarantees
The Company extends financial and product performance guarantees to third parties. As of March 31, 2006, the following environmental remediation indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation indemnification (Note 15, “Contingencies”)	No limit	$15.4

Financial Guarantees:
Debt and lease payments	$2.3	$—
Residual value on leases	$24.8	$—
At March 31, 2006, the Company had an outstanding contingent liability for guarantees of debt and lease payments of $2.3 million, letters of credit and bank guarantees of $52.5 million and residual value of lease obligations of $24.8 million.
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
The changes in the carrying amount of service and product warranties for the three months ended March 31, 2006 are as follows:

(Dollars in millions)
Balance at December 31, 2005	$162.4
Service and product warranty provision	13.8
Return to profit	(0.7)
Used as intended	(14.4)
Foreign currency translation	1.5

Balance at March 31, 2006	$162.6

The current and long-term portions of service and product warranties were as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in millions)
Short-term liabilities	$62.4	$61.0
Long-term liabilities	100.2	101.4

Total	$162.6	$162.4

Note 17. Share-Based Compensation Plans
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment”, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. The Company adopted the SFAS 123 fair value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective transition method.
At March 31, 2006, the Company has seven types of share-based compensation awards outstanding, which are described more fully below. Because the Company adopted the accounting provisions of SFAS 123 effective January 1, 2004, the compensation cost recognized in accordance with SFAS 123 during the years ended December 31, 2004 and 2005 should be consistent with the cost that would have been recorded under SFAS 123(R), except for the following differences:
•	SFAS 123(R) requires entities to apply the same attribution method to all awards subject to graded vesting. The Company has two types of share-based compensation awards that are subject to graded vesting: stock options and restricted stock units. In the years prior to January 1, 2006, stock options were accounted for under the straight-line attribution method and restricted stock units were accounted for under the accelerated attribution method. Effective upon the adoption of SFAS 123(R), the Company made a policy election to apply the straight-line method to all share-based awards that are subject to graded vesting. If the straight-line method had always been applied to restricted stock unit grants, before tax compensation expense during the three months ended March 31, 2005 would have been lower by approximately $0.8 million ($0.5 million after tax). As a result of applying the straight-line method, the Company expects that before tax compensation expense recognized during the year ending December 31, 2006 will be approximately $1 million lower than it would have been under the accelerated method.

•	The Company previously accounted for forfeitures as they occurred. Under SFAS 123(R), the Company is required to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Effective January 1, 2006, the Company recorded income of $1.8 million ($1.1 million after tax, or $0.01 per diluted share) to adjust previously recognized compensation cost on unvested awards to the amount of compensation cost that would have been recognized had forfeitures been estimated. This amount was recorded as a cumulative effect of a change in accounting.

•	In accordance with SFAS 123, the Company previously recorded compensation cost on performance unit awards using the intrinsic-value method. However, SFAS 123(R) requires liability awards to be accounted for using the fair value method. One-half of the Company’s performance unit awards have a market condition, which must be considered in the determination of fair value. Effective January 1, 2006, the Company recorded expense of $0.9 million ($0.5 million after tax) to adjust previously recognized compensation cost on vested performance unit awards to the amount of compensation that would have been recognized had the fair value of the awards been recorded prior to the adoption of SFAS 123(R). This amount was recorded as a cumulative effect of a change in accounting.

•	Prior to the adoption of SFAS 123(R), the Company presented all excess tax benefits of deductions resulting from share-based payments as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax deductions in excess of compensation cost to be classified as financing cash flows. The $1.2 million excess pro forma tax benefit classified as a financing cash inflow during the three months ended March 31, 2006 would have been classified net cash provided by operating activities prior to the adoption of SFAS 123(R).

•	Compensation expense on share-based payment grants made subsequent to January 1, 2006 to retirement eligible individuals will be recognized over the requisite service period (i.e., through date of retirement eligibility). In accordance with SEC guidance, expense related to grants prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit vesting period, which is generally three or five years, with acceleration of any remaining unrecognized compensation cost when an employee actually retires. As a result of applying this provision of SFAS 123(R), before tax compensation cost of approximately $11 million ($7 million after tax, or $0.06 per diluted share) was recognized during the three months ended March 31, 2006 as compared to approximately $1 million that would have been recorded under the previous method. If this provision would have been applied to all awards granted subsequent to December 31, 1994 (the effective date of SFAS 123), before tax compensation cost during the three months ended March 31, 2005 would have been higher by approximately $8 million. For the year ending December 31, 2006, the Company expects that before tax compensation cost will be approximately $9 million higher than it would have been under the previous method.
The compensation cost recorded for share-based compensation plans during the three months ended March 31, 2006 totaled $22.4 million as compared to $11.4 million during the three months ended March 31, 2005. The increase of $11 million was primarily driven by approximately $10 million of incremental compensation expense recognized during the three months ended March 31, 2006 as a result of recognizing an accelerated portion of the total compensation expense on 2006 awards granted to employees who are retirement eligible or will become retirement eligible prior to the normal vesting date.
The total income tax benefit recognized in the income statement for share-based compensation awards was $7.9 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively. There was no compensation cost related to share-based plans capitalized as part of inventory and fixed assets during the three months ended March 31, 2006 and 2005. As of March 31, 2006, total compensation cost related to nonvested share-based compensation awards not yet recognized totaled $59.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The Company administers the Goodrich Equity Compensation Plan (the Plan) as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance shares, restricted stock awards, restricted stock units and several other equity-based compensation awards. Currently, the Plan, which will expire on April 17, 2011, unless renewed, makes 11,000,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 17, 2001 for future awards under the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 1999 Stock Option Plan awards as of April 17, 2001 that are not issued or otherwise are returned to the Company after that date. Historically, the Company has issued shares upon exercise of options or vesting of other share-based compensation awards. During the three months ended March 31, 2006, the Company only repurchased shares to the extent required to meet the minimum statutory tax withholding requirements.
Stock Options
Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3 percent after one year, 66 2/3 percent after two years and 100 percent after three years. Options granted to employees who are eligible for retirement on the date of grant or will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible because the awards are earned upon retirement from the Company. Compensation expense for options to employees who are not retirement eligible is recognized on a straight-line basis over three years. The term of each stock option cannot exceed 10 years from the date of grant. All options granted under the Plan have been granted at an exercise price that is not less than 100 percent of the market value of the stock on the date of grant, as determined pursuant to the plan. Dividends are not paid or earned on stock options.
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton formula. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options giving consideration to the contractual terms, vesting schedules and expectations of future employee exercise behavior. The Company does not issue traded options. Accordingly, the Company uses historical volatility instead of implied volatility. The historical volatility is calculated over a term commensurate with the expected term of the options. The risk-free rate during the option term is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the expected annual dividends during the term of the options divided by the fair value of the stock on the grant date. The fair value for options issued during the three months ended March 31, 2006 and 2005 was based upon the following weighted-average assumptions:

	2006	2005
Risk-Free Interest Rate (%)	4.3	4.0
Dividend Yield (%)	2.0	2.6
Volatility Factor (%)	36.1	40.6
Weighted-Average Expected Life of the Options (years)	5.5	7.0
A summary of option activity during the three months ended March 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(in millions)
Outstanding at January 1, 2006	6,951.7	$30.85
Granted	696.3	40.43
Exercised	(522.3)	29.33
Forfeited or expired	(6.8)	38.52

Outstanding at March 31, 2006	7,118.9	$31.89	5.5 years	$83.1

Vested or expected to vest (1)	7,073.3	$31.85	5.5 years	$82.8

Exercisable at March 31, 2006	5,759.3	$30.86	4.6 years	$61.9

(1) Represents outstanding options reduced by expected forfeitures.
As of March 31, 2006, the total compensation expense related to nonvested options not yet recognized totaled $11.3 million. The weighted-average grant date fair value of options granted was $13.43 per option during the three months ended March 31, 2006 and $11.79 per option during the three months ended March 31, 2005.
During the three months ended March 31, 2006, the amount of cash received from exercise of stock options totaled $15.3 million and the tax benefit realized from stock options exercised totaled $2 million. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $6.8 million and $5.5 million, respectively.
Restricted Stock Units
Generally, 50 percent of the Company’s restricted stock units vest and are converted to stock at the end of the third year, an additional 25 percent at the end of the fourth year and the remaining 25 percent at the end of the fifth year. In certain circumstances, the vesting term is three years. Restricted stock units granted to employees who are eligible for retirement on the date of grant or will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible since the awards vest upon retirement from the Company. Compensation expense for restricted stock units granted to employees who are not retirement eligible is recognized on a straight-line basis over the vesting period. Cash dividend equivalents are paid to participants each quarter. Dividend equivalents paid on units expected to vest are recognized as a reduction in retained earnings.

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value of the Company’s units on the grant date. The weighted-average grant date fair value of units granted during the three months ended March 31, 2006 was $40.41 per unit as compared to $32.20 per unit during the three months ended March 31, 2005.
A summary of the status of the Company’s restricted stock units as of March 31, 2006 and changes during the three months then ended is presented below:

		Weighted-
		Average
		Grant date
	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2006	1,095.1	$31.55
Granted	586.4	40.44
Vested	(53.0)	32.45
Forfeited	(15.7)	34.57

Nonvested at March 31, 2006	1,612.8	$34.72

As of March 31, 2006, there was $32.6 million of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of units vested during the three months ended March 31, 2006 and 2005 was $2.2 million and $0.1 million, respectively. The tax benefit realized from vested restricted stock units totaled $0.8 million during the three months ended March 31, 2006.
Restricted Stock Awards
Restricted stock awards have not been granted since the year ended December 31, 2004. As of March 31, 2006, 52,025 awards were nonvested. The unrecognized compensation related to these shares was $0.1 million, which is expected to be recognized over a weighted-average period of less than 1 year. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $0.3 million and $1.7 million, respectively. The tax benefit realized from vested restricted stock awards totaled $0.1 million during the three months ended March 31, 2006.
Performance Units
Performance share units awarded to the Company’s senior management are paid in cash. The target for one-half of the award is based on the fair value of the Company’s stock at the end of the three-year term, as adjusted by a performance condition. The performance condition is based upon achievement of certain financial goals over a three-year measurement period. Since the award will be paid in cash, it is recorded as a liability. At each reporting period, the fair value represents the fair market value of the Company’s stock as adjusted by achievement of the performance objectives. If it is determined that the goals will not be met, any recognized compensation through the date of determination is recognized as income.

The target for the other half of the awards is based on the fair value of the Company’s stock at the end of the three-year term, as adjusted by a market condition. Because the awards have a market condition, it was included in the calculation of the fair value. The fair value of each award is estimated each reporting period using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk free rates and correlation matrix. Because the award is recorded as a liability, the fair value is updated at each reporting period until settlement.
The units vest over a three-year term. Participants who are eligible for retirement are entitled to the pro rata portion of the units earned through the date of retirement, death or disability. Units due to retirees are not paid out until the end of the original three-year term and at the fair value calculated at the end of the term. Dividends accrue on performance units during the measurement period and are reinvested in additional performance units.
A summary of performance share unit activity during the three months ended March 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Fair	Contractual	Aggregate
	Shares	Value	Term	Fair Value
	(in thousands)			(in millions)
Outstanding at January 1, 2006	683.5	$39.38
Units granted, dividends reinvested and additional shares due to performance condition	315.7	45.18
Converted and paid out	(313.7)	32.20
Forfeited	(36.6)	46.95

Outstanding at March 31, 2006	648.9	$45.90	1.8 years	$29.8

Vested or expected to vest (1)	569.1	$45.69	1.8 years	$26.0

(1) Represents outstanding units reduced by expected forfeitures.
As of March 31, 2006, the total compensation cost related to nonvested performance units not yet recognized totaled $15.7 million. The weighted-average grant date fair value of units granted was $46.21 per unit during the three months ended March 31, 2006 and $32.43 per unit during the three months ended March 31, 2005. The total payments during the three months ended March 31, 2006 and 2005 approximated $10.1 million and $3.7 million, respectively.
Employee Stock Purchase Plan
The Company administers the Employee Stock Purchase Plan under which 2,000,000 shares are reserved for issuance. Employees with six months of continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $12,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time and for any reason, cancel their payroll deduction authorizations and have the balance in their stock purchase right account applied to the purchase of shares or have the amount refunded. The offering period begins on January 1, or July 1 for new employees with at least two months of service, and ends on December 31 of each year. The stock purchase rights are used to purchase the common stock of the Company at the lesser of: (i) 85 percent of the fair market value of a share as of the grant date applicable to the participant or (ii) 85 percent of the fair market value of a share as of the last day of the offering period. The fair market value of a share is defined as the average of the closing price per share as reflected by composite transactions on the New York Stock Exchange throughout a period of ten trading days ending on the determination date. Dividends are not paid or earned on stock purchase rights.
The fair value of the stock purchase rights are calculated as follows: 15 percent of the fair value of a share of nonvested stock and 85 percent of the fair value of a one-year share option. The fair value of a one-year share option was estimated at the date of grant using the Black-Scholes-Merton formula and the following assumptions:

	2006	2005
Risk-Free Interest Rate (%)	4.4	2.8
Dividend Yield (%)	2.0	2.6
Volatility Factor (%)	34.9	40.6
Weighted-Average Expected Life of the Option (years)	1.0	1.0
The weighted-average grant date fair value of rights granted was $10.94 per right during the three months ended March 31, 2006 and $9.00 per right during the three months ended March 31, 2005. The total intrinsic value of rights exercised during the three months ended March 31, 2006 and 2005 was $3.3 million and $1.6 million, respectively. As of March 31, 2006, the projected annual contributions under the plan are $8.1 million.
Outside Director Phantom Share Plan
Each non-management Director receives an annual grant of phantom shares under the Outside Director Phantom Share Plan equal in value to $60,000. Dividend equivalents accrued on all phantom shares are credited to a Director’s account. All phantom shares are fully vested on the date of grant. Following termination of service as a Director, the cash value of the phantom shares will be paid to each Director in a single lump sum, five annual installments or ten annual installments. The value of each phantom share is determined on the relevant date by the fair market value of the common stock of the Company on such date.
The phantom shares outstanding are recorded at fair market value on each reporting date. At March 31, 2006, the intrinsic value totaled $5 million on 114,000 phantom shares outstanding, reflecting a per share fair value of $43.61. At March 31, 2005, the intrinsic value totaled $4 million on 102,000 phantom shares outstanding, reflecting a per share fair value of $38.29. Cash payments during the three months ended March 31, 2006 totaled $37,000.
Outside Director Deferral Plan
Non-management Directors may elect to defer annual retainer and meeting fees under the Outside Director Deferral Plan. The plan permits non-management Directors to elect to defer a portion or all of the annual retainer and meeting fees into a phantom share account. Amounts deferred into the phantom share account accrue dividend equivalents. The plan provides that amounts deferred into the phantom share account are paid out in shares of common stock of the Company following termination of service as Director in a single lump sum, five annual installments or ten annual installments.

The shares outstanding under the plan are recorded at the grant date fair value, which is the fair value of the common stock of the Company on the date the deferred fees would ordinarily be paid in cash. At March 31, 2006, 95,000 shares were outstanding. The weighted-average grant date fair value per share was $30.76 and $29.65 during the three months ended March 31, 2006 and 2005, respectively. There were no shares issued under this plan during the three months ended March 31, 2006.
Note 18. Discontinued Operations
Income from discontinued operations for the three months ended March 31, 2006 represents insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.
On April 19, 2005, the Company completed the sale of JcAir Inc. (Test Systems) to Aeroflex Incorporated, for $34 million in cash, net of expenses and purchase price adjustments. The gain on the sale of $13.2 million after tax was recorded in the three months ended June 30, 2005. Test Systems was previously reported in the Electronic Systems segment. The amount of goodwill included in the gain on the sale of Test Systems was $7.8 million.
Discontinued operations for the three months ended March 31, 2006 and March 31, 2005 were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Sales	$—	$6.5

Operating income	$1.0	$1.1
Income tax expense	(0.4)	(0.4)

Income from discontinued operations	$0.6	$0.7

Note 19. Subsequent Events
On April 11, 2006, the Company entered into a definitive agreement with a third party to sell its Turbomachinery Products business (TmP). The results of operations of this business are reflected in continuing operations in the Engine Systems segment at March 31, 2006 since the approval for this disposition was granted by the Board of Directors in April 2006. The transaction is subject to, among other things, financing satisfactory to the buyer and receipt of certain customer consents and government approvals. The sale is expected to close late in the second quarter of 2006. The sale price is $83 million, which is expected to generate after tax cash flow of approximately $90 million. The Company expects to report an after tax gain on the sale of the business of approximately $10 to $15 million, depending on certain adjustments. The expected divestiture of TmP and the results of operations of TmP will be reflected as discontinued operations for all periods presented starting in the second quarter 2006 and prior periods will be restated at that time.
On April 25, 2006, the Company received notification that the Joint Committee on Taxation (JCT) approved a proposed settlement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the three months ended March 31, 2006.

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
Commercial and General Aviation Airplane OE
Commercial and general aviation airplane OE includes sales of products and services for new airplanes produced by Airbus S.A.S. (Airbus) and The Boeing Company (Boeing), as well as regional, business and small airplane manufacturers.
The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models such as the Boeing 787 and 747-8 and the Airbus A380 and A350 airplanes.
We have significant sales content on most of the airplanes manufactured in this market channel. We have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the more popular regional and general aviation airplanes. We were also awarded several new contracts for our products on airplanes currently in a pre-production stage, including the Airbus A380 and A350 and the Boeing 787 and 747-8, which should provide substantial future sales growth for us.

During 2005, orders for Airbus and Boeing commercial airplanes were at record levels, with many of the orders for deliveries beyond 2008. While orders for regional airplanes were not nearly as strong in 2005 as those for the larger airplanes, the unfilled backlog of orders remained substantial. During 2005, orders for general aviation airplanes, including business jets, continued to be strong as well.
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
We estimate that capacity in the global airline system, as measured by ASMs, will grow at about 5 percent annually in 2006 through 2010. It is expected that the global airplane fleet will continue to grow in 2006 and beyond, as the OE manufacturers are expected to deliver more airplanes than are retired.
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
The market for our defense and space products is global, and is not dependent on any single program, platform or customer. While we anticipate fewer new platform starts over the next several years, which are expected to negatively affect defense and space original equipment (OE) sales, we anticipate that upgrades on existing platforms will be necessary, and will provide long-term growth in this market channel. Additionally, we are participating in, and developing new products for, the rapidly expanding homeland defense and surveillance and reconnaissance markets, which should further strengthen our position in this market channel.

Long-term Sustainable Growth
We believe we are well positioned to continue to grow our commercial airplane and defense and space sales due to:
•	Awards for key products on important new programs, including the Airbus A380 and A350, the Boeing 787 and 747-8, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 JSF and F-22 Raptor;

•	Growing commercial airplane fleet, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing Airbus and regional and business airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel.
First Quarter 2006 Sales Content by Market Channel
During the quarter ended March 31, 2006, 95 percent of our sales were from our three primary market channels (described above). Following is a summary of the percentage of sales by market channel:

Quarter Ended
March 31, 2006
Airbus Commercial OE	18%
Boeing Commercial OE	9%
Regional and General Aviation Airplane OE	8%

Total Commercial and General Aviation Airplane OE	35%

Large Commercial Airplane Aftermarket	27%
Regional and General Aviation Airplane Aftermarket	6%
Heavy Airplane Maintenance	3%

Total Commercial and General Aviation Airplane Aftermarket	36%

Total Defense and Space	24%

Other	5%

Total	100%

First Quarter 2006 Summary Performance

	First Quarter
	2006	2005	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,423.8	$1,275.5	11.6%
Segment Operating Income	$169.9	$150.6	12.8%
% of Sales	11.9%	11.8%
Income from Continuing Operations	$200.3	$56.8	252.6%
Net Income	$201.5	$57.5	250.4%
Capital Expenditures	$43.2	$26.8	61.2%
Net Cash Provided by Operating Activities	$65.6	$16.8	290.5%
Diluted EPS:
Continuing Operations	$1.59	$0.46	245.6%
Net Income	$1.60	$0.47	240.4%
Our first quarter 2006 sales and income performance was driven primarily by sales growth in our commercial, regional and general aviation market channels:
•	Large commercial airplane original equipment sales increased 27 percent;

•	Regional, business and general aviation airplane original equipment sales increased 25 percent, led by strong sales growth for our aerostructures products;

•	Commercial and general aviation airplane aftermarket sales increased by 16 percent, with continued strong sales of our aerostructures products and services; and

•	Defense and space sales of both original equipment and aftermarket products and services decreased, as anticipated, by less than 3 percent. Strong military and space sales growth in the Electronic Systems segment was offset by a decrease in sales associated with certain of our aerostructures contracts that concluded in 2005.
Net income during the quarters ended March 31, 2006 and 2005 were also impacted by the following:
•	Stock-based compensation – We implemented SFAS 123, on a modified prospective basis, and a new stock option and restricted stock unit program on January 1, 2004. The cost of each annual restricted stock unit grant is amortized over a five-year vesting period. Consequently, expense increases year-over-year as each new restricted stock unit grant is added. Also, under the provisions of SFAS 123(R), beginning in 2006, we have recognized the value of stock options and restricted stock units granted to all employees who are, or who become, eligible for retirement on an accelerated basis. In total, these items resulted in an increase in stock-based compensation expense, for 2006 compared to 2005, of approximately $11 million before tax ($7 million after tax, or $0.05 per diluted share).

•	Our effective tax rate from continuing operations was a (97.9) percent benefit during the quarter ended March 31, 2006 as compared to 34.7 percent expense during the quarter ended March 31, 2005. The change in our effective tax rate resulted primarily from the reversal of reserves in connection with favorable tax settlements related to the IRS examinations of Rohr, Inc. and subsidiaries (for the period from July, 1986 through December, 1997) and Coltec Industries Inc and subsidiaries (for the period from December, 1997 through July, 1999), which changed the effective tax rate by approximately 130 percentage points. Our effective income tax rate was also decreased by a smaller valuation allowance recorded against certain losses in foreign jurisdictions offset in part by growth in before tax book income relative to our significant permanent items. Our effective tax rate during the quarter ended March 31, 2006 was not reduced for the benefit of U.S. Research and Development (R&D) Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the effective tax rate as of March 31, 2006 would have been approximately 1 percentage point lower had the Company been able to consider the tax benefits associated with the R&D Credit.
Cash flow from operations for the quarter ended March 31, 2006 was $65.6 million as compared to $16.8 million for the quarter ended March 31, 2005. The increase in net cash from operations was primarily due to higher income after considering non-cash expenses and improved management of working capital.
Capital expenditures were $43.2 million for the quarter ended March 31, 2006, as compared to $26.8 million for the quarter ended March 31, 2005.
2006 Outlook
Based on the strong first quarter commercial aftermarket sales in the our aerostructures business, our sales to airlines and package carriers for large commercial and regional aircraft aftermarket parts and services are now expected to grow by more than 7 percent in 2006, compared to 2005. Our other major market assumptions for 2006 are unchanged from that provided in our 2005 Annual Report on Form 10-K.
We continue to expect that full year 2006 sales will be toward the upper end of the range of $5.6 - $5.7 billion. We now expect our 2006 net income per diluted share to be in the range of $3.38 - $3.58, which includes increases of approximately $0.05 associated with the expected continuation of very strong commercial aftermarket sales, and $1.13 per diluted share for the previously discussed tax settlements and the impact of the expected sale of the Turbomachinery Products business (TmP). The outlook includes increased expenses for pension, foreign exchange and stock-based compensation that are now expected to be approximately $0.29 per diluted share, compared to 2005.
We now expect cash flow from operations, minus capital expenditures, to be in the range of $100 to $150 million, which includes anticipated second half 2006 tax payments of approximately $90 million primarily related to the reversal of timing items for interest deductions reported on prior year income tax returns. This outlook continues to include significant cash expenditures for investments in recently awarded programs such as the Boeing 787 Dreamliner and the Airbus A350, capital expenditures to support higher original equipment deliveries at Boeing and Airbus, and productivity initiatives that are expected to enhance margins over the long-term. We expect capital expenditures in 2006 to be in the range of $240 to $260 million. Additionally, during the second quarter 2006, we expect cash flow from discontinued operations of approximately $90 million associated with the anticipated sale of TmP. The cash flow from this sale is not included in the cash flow from operations, minus capital expenditures, outlook discussed above.
The current sales, net income and cash flow from operations outlook for 2006 does not include resolution of the previously disclosed Coltec tax litigation and resolution of the remaining items in the IRS examination cycle for the tax years through 1999, the impact of acquisitions or divestitures, other than the expected sale of TmP, resolution of potential remaining A380 contractual disputes with Northrop Grumman or the effect of changes to our retirement plans. The sales projections continue to include the expected full-year sales from TmP. We expect TmP to be reported as a discontinued operation starting with the reporting of our June 30, 2006 results and expect to remove the associated sales from our outlook at that time.

Our 2006 outlook is based on the following market assumptions:
•	We expect deliveries of Airbus and Boeing large commercial aircraft to increase by more than 20 percent in 2006, and by a somewhat lesser amount in 2007. Our sales of large commercial aircraft original equipment products are projected to increase by 10 to 15 percent in 2006. This expected growth rate is lower than the growth rate in aircraft deliveries because many of our products are delivered well in advance of manufacturers’ deliveries to their customers, causing sales to occur in 2005 for planes to be delivered well into 2006.

•	Capacity in the global airline system, as measured by available seat miles (ASMs), is expected to continue to grow at about 5 percent in 2006, compared to 2005. Our sales to airlines and package carriers for large commercial and regional aircraft aftermarket parts and services are now expected to grow by more than 7 percent in 2006, compared to 2005.

•	Total regional and business aircraft production is expected to be flat or slightly down in 2006, compared to 2005, as deliveries of business jets are expected to increase, partially offsetting the expected decrease in regional aircraft deliveries. Deliveries to Embraer in support of its EMBRAER 190 aircraft, which includes a significant content of our products, are expected to enable us to increase our original equipment sales in this market channel for the full year 2006 by approximately 5 percent, compared to 2005.

•	Defense and space sales (original equipment and aftermarket) are expected to be relatively flat to slightly down in 2006, compared to 2005. Sales for the C-5 Reliability Enhancement and Re-engining Program are expected to temporarily decrease in 2006 as the program transitions from research and development to production in 2007 and sales of military aftermarket products are also expected to decline in the customer services business. These decreases are expected to be largely offset by strong growth in the sales of military and space products in our optical and space systems business.
Our 2006 outlook includes significant increases in costs associated with pension expense, foreign exchange and stock-based compensation. Our assumptions for these items are discussed below:
•	Pension expense – We set the discount rate, actuarial assumptions and expected long-term rate of return for 2006 on January 1, 2006. Based on actuarial assumptions and interest rates and asset values as of January 1, 2006, we expect to incur additional pension expense of approximately $19 million before tax ($12 million after tax, or $0.10 per diluted share) during 2006, compared to 2005. This expectation is based on a discount rate assumption of 5.64 percent for the U.S. plans and includes the benefit of our voluntary contributions to our U.S. plans during 2005. This assumption excludes any impact from a remeasurement of our U.S. pension plan assumptions as may be required as a result of the disposition of TmP or the retirement changes discussed within the Critical Accounting Policies – “Pension and Postretirement Benefits Other than Pensions” section.

•	Foreign exchange – We are currently about 90 percent hedged for our expected 2006 foreign exchange exposure. Based on these hedges and current market conditions, it is expected that foreign currency translation related to sales and expenses denominated in currencies other than the U.S. dollar will have an unfavorable impact of approximately $26 million before tax ($16 million after tax, or $0.13 per diluted share) during 2006, compared to 2005, as gains from hedges maturing in 2006 will be less than gains realized in 2005.

•	Stock-based compensation – We implemented SFAS 123, prospectively, and a new stock option and restricted stock unit program on January 1, 2004. The cost of each annual restricted stock unit grant is amortized over a five-year vesting period. Consequently, expense increases year-over-year as each new restricted stock unit grant is added. Also, under the provisions of SFAS 123(R), beginning in 2006, we have recognized the value of stock options and restricted stock units granted to all employees who are, or who become, eligible for retirement on an accelerated basis. In total, these items resulted in an increase in stock-based compensation expense, for 2006 compared to 2005, of approximately $12 million before tax ($8 million after tax, or $0.06 per diluted share).
RESULTS OF OPERATIONS
Adoption of SFAS No. 123(R)
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. We adopted the SFAS 123 fair value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS 123(R) on January 1, 2006 using the modified-prospective transition method.
At March 31, 2006, we have seven types of share-based compensation awards outstanding, which are described more fully in Note 17, “Share-Based Compensation Plans,” to our condensed consolidated financial statements. Because we adopted the accounting provisions of SFAS 123 effective January 1, 2004, the compensation cost recognized in accordance with SFAS 123 during the years ended December 31, 2004 and 2005 should be consistent with the cost that would have been recorded under SFAS 123(R), except for the following differences between the two statements:
•	SFAS 123(R) requires entities to apply the same attribution method to all awards subject to graded vesting. We have two types of share-based compensation awards that are subject to graded vesting: stock options and restricted stock units. These awards are described more fully in Note 17, “Share-Based Compensation Plans,” to our condensed consolidated financial statements. In the years prior to January 1, 2006, stock options were accounted for under the straight-line attribution method and restricted stock units were accounted for under the accelerated attribution method. Effective upon the adoption of SFAS 123(R), we made a policy election to apply the straight-line method to all share-based awards that are subject to graded vesting. If the straight-line method had always been applied to restricted stock unit grants, before tax compensation expense during the quarter ended March 31, 2005 would have been lower by approximately $0.8 million ($0.4 million after tax). As a result of applying the straight-line method, we expect that before tax compensation expense recognized during the twelve months ending December 31, 2006 will be approximately $1 million lower than it would have been under the accelerated method.
•	We previously accounted for forfeitures as they occurred. Under SFAS 123(R), we are required to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Effective January 1, 2006, we recorded income of $1.8 million ($1.1 million after tax, or $0.01 per diluted share) to adjust previously recognized compensation cost on unvested awards to the amount of compensation cost that would have been recognized had forfeitures been estimated. This amount was recorded as a cumulative effect of a change in accounting.

•	In accordance with SFAS 123, we previously recorded compensation cost on performance unit awards, described more fully in Note 17, “Share-Based Compensation Plans,” to our condensed consolidated financial statements, using the intrinsic-value method. However, SFAS 123(R) requires liability awards to be accounted for using the fair value method. One-half of our performance unit awards have a market condition, which must be considered in the determination of fair value. Effective January 1, 2006, we recorded expense of $0.9 million ($0.5 million after tax) to adjust previously recognized compensation cost on vested performance unit awards to the amount of compensation that would have been recognized had the fair value of the awards been recorded prior to the adoption of SFAS 123(R). This amount was recorded as a cumulative effect of a change in accounting.

•	Prior to the adoption of SFAS 123(R), we presented all excess tax benefits of deductions resulting from share-based payments as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax deductions in excess of the compensation cost to be classified as financing cash flows. The $1.2 million excess tax benefit classified as a financing cash inflow during the quarter ended March 31, 2006 would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R).

•	Compensation expense on share-based payment grants made subsequent to January 1, 2006 to retirement eligible individuals will be recognized over the requisite service period (i.e., through date of retirement eligibility). In accordance with SEC guidance, expense related to grants prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit vesting period, which is generally three or five years, with acceleration of any remaining unrecognized compensation cost when an employee actually retires. As a result of applying this provision of SFAS 123(R), before tax compensation cost of approximately $11 million ($7 million after tax, or $0.06 per diluted share) was recognized during the first quarter of 2006 as compared to approximately $1 million that would have been recorded under the previous method. If this provision would have been applied to all awards granted subsequent to December 31, 1994 (the effective date of SFAS 123), before tax compensation cost during the three months ended March 31, 2005 would have been higher by approximately $8 million. For the year ending December 31, 2006, we expect that before tax compensation cost will be approximately $9 million higher than it would have been under the previous method.
The compensation cost that has been recorded for share-based compensation awards during the quarter ended March 31, 2006 totaled $22.4 million as compared to $11.4 million during the quarter ended March 31, 2005. The increase of $11 million was primarily driven by approximately $10 million of incremental compensation expense recognized during the quarter ended March 31, 2006 as a result of recognizing an accelerated portion of the total compensation expense on 2006 awards granted to employees who are retirement eligible or will become retirement eligible prior to the normal vesting date. As of March 31, 2006, total compensation cost related to nonvested share-based compensation awards not yet recognized totaled $59.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Quarter Ended March 31, 2006 Compared with Quarter Ended March 31, 2005

	Quarter Ended
	March 31,
	2006	2005
	(Dollars in millions)
Sales	$1,423.8	$1,275.5

Segment Operating Income	$169.9	$150.6
Corporate General and Administrative Costs	(27.2)	(20.5)

Total Operating Income	142.7	130.1
Net Interest Expense	(30.9)	(33.0)
Other Income (Expense) — Net	(10.6)	(10.1)
Income Tax Benefit (Expense)	99.1	(30.2)

Income from Continuing Operations	200.3	56.8
Income from Discontinued Operations	0.6	0.7
Cumulative Effect of Change in Accounting	0.6	—

Net Income	$201.5	$57.5

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs of $27.2 million for the quarter ended March 31, 2006 increased $6.7 million, or 32.7 percent, from $20.5 million for the quarter ended March 31, 2005 primarily due to the following:
•	Higher incentive compensation, including the adoption of SFAS 123(R), of approximately $2 million;

•	Higher salary and benefits resulting from inflationary increases of approximately $3 million; and

•	Higher professional services of approximately $2 million.
Corporate general and administrative costs as a percentage of sales were 1.9 percent in the quarter ended March 31, 2006 and 1.6 percent in the quarter ended March 31, 2005, as a result of the factors noted above.
Net interest expense of $30.9 million in the quarter ended March 31, 2006 decreased $2.1 million, or 6.4 percent from $33 million in the quarter ended March 31, 2005, primarily due to lower debt levels in 2006.
Other Income (Expense) — Net increased by $0.5 million, or 5 percent, to expense of $10.6 million in the quarter ended March 31, 2006 from expense of $10.1 million in the quarter ended March 31, 2005.
Our effective tax rate from continuing operations during the quarter ended March 31, 2006 included a tax benefit of $131.5 million primarily from the reversal of tax reserves in connection with the settlements of the IRS examinations of Rohr, Inc. and subsidiaries (for the period July, 1986 through December, 1997), and Coltec

Industries Inc and subsidiaries (for the period December, 1997 through July, 1999). The effective tax rate excluding the tax settlements was 32.1 percent during the quarter ended March 31, 2006 and 34.7 percent during the quarter ended March 31, 2005. The decrease in our effective tax rate was also due to a smaller valuation allowance recorded against certain losses in foreign jurisdictions offset in part by growth in before tax book income relative to our significant permanent items. Our effective tax rate during the quarter ended March 31, 2006 was not reduced for the benefit of U.S. Research and Development (R&D) Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the effective tax rate as of March 31, 2006 would have been approximately 1 percentage point lower had the Company been able to consider the tax benefits associated with the R&D Credit.
Income from discontinued operations, after tax, was $0.6 million during the quarter ended March 31, 2006, which primarily reflects a gain recognized as a result of our settlement with several insurers relating to the recovery of environmental remediation costs at a former plant. Income from discontinued operations for Test Systems included net income of $0.7 million in the quarter ended March 31, 2005.
The cumulative effect from the change in accounting resulted in a gain of $0.6 million from the adoption of SFAS 123(R) on January 1, 2006 as previously discussed.
BUSINESS SEGMENT PERFORMANCE
Our operations are reported as three business segments: Engine Systems, Airframe Systems and Electronic Systems. An analysis of Net Customer Sales and Operating Income by business segment follows.
In the following table, segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment.
Quarter Ended March 31, 2006 Compared with the Quarter Ended March 31, 2005

	Quarter Ended March 31,
			%	% of Sales
	2006	2005	Change	2006	2005
	(Dollars in millions)
NET CUSTOMER SALES
Engine Systems	$610.5	$528.1	15.6
Airframe Systems	470.3	442.7	6.2
Electronic Systems	343.0	304.7	12.6

Total Sales	$1,423.8	$1,275.5	11.6

SEGMENT OPERATING INCOME
Engine Systems	$118.7	$90.5	31.2	19.4	17.1
Airframe Systems	14.3	27.8	(48.6)	3.0	6.3
Electronic Systems	36.9	32.3	14.2	10.8	10.6

Segment Operating Income	$169.9	$150.6	12.8	11.9	11.8

Engine Systems: Engine Systems segment sales of $610.5 million in the quarter ended March 31, 2006 increased $82.4 million, or 15.6 percent, from $528.1 million in the quarter ended March 31, 2005. The increase was due to the following:
•	Higher commercial and general aviation airplane OE, aftermarket and maintenance, repair and overhaul (MRO) sales volume of approximately $88 million primarily in our aerostructures, cargo and engine controls businesses; and

•	Higher sales volume of approximately $15 million of regional and business OE and aftermarket products primarily from our aerostructures business.

The increase in sales was partially offset by a decline in defense sales volume in our aerostructures and cargo businesses of approximately $27 million.
Engine Systems segment operating income increased $28.2 million, or 31.2 percent, from $90.5 million in the quarter ended March 31, 2005 to $118.7 million in the quarter ended March 31, 2006. Segment operating income was higher due to:
•	Higher sales volume as described above generating operating income of approximately $40 million; and

•	Lower net cumulative catch-up charges of approximately $4 million in the quarter ended March 31, 2006 than in prior year’s quarter on several long-term contracts in our aerostructures business.
The increase in the Engine Systems segment operating income was partially offset by approximately $15 million of increased costs for research and development, primarily for the development of the Boeing 787 and the Airbus A350 programs, higher stock-based compensation and pension expenses and higher warranty costs.
Airframe Systems: Airframe Systems segment sales of $470.3 million for the quarter ended March 31, 2006 increased $27.6 million, or 6.2 percent, from $442.7 million for the quarter ended March 31, 2005. The increase was primarily due to:
•	Higher volume of approximately $33 million of landing gear commercial OE, aftermarket and military products; and

•	Higher volume of actuation systems of approximately $15 million.
The increases in sales volume were partially offset by a decrease in airframe heavy maintenance service sales volume of approximately $17 million and unfavorable foreign currency translation of approximately $9 million primarily in the actuation business.
Airframe Systems segment operating income decreased $13.5 million, or 48.6 percent, from $27.8 million for the quarter ended March 31, 2005 to $14.3 million for the quarter ended March 31, 2006. The improved operating income from increased sales volume was more than offset by:
•	Higher costs of approximately $16 million, primarily in the wheel and brake and landing gear businesses, including raw material cost inflation, restructuring expenses, a charge associated with the planned sale of a closed facility, stock-based compensation, pension and foreign exchange translation expenses; and

•	Unfavorable product sales mix of approximately $3 million primarily in the wheel and brake business.
Partially offsetting the operating income decline was the impact of lower research and development expense primarily from reduced spending on the A380 actuation system of $4 million.

Electronic Systems: Electronic Systems segment sales of $343 million in the quarter ended March 31, 2006 increased $38.3 million, or 12.6 percent, from $304.7 million in the quarter ended March 31, 2005. The increase was primarily due to:
•	Higher sales volume of approximately $18 million of defense and space OE primarily in our optical and space systems, fuel and utility systems, sensor systems and power systems business units, partially offset by a decline in sales volume in our propulsion systems business unit;

•	Higher sales volume of approximately $8 million of regional and general aviation airplane OE products in our de-icing and specialty systems, sensors and lighting systems businesses;

•	Higher sales volume of $11 million of large commercial OE and aftermarket products in virtually all of our business units; and

•	Higher sales volume of approximately $5 million from SUI, which was acquired during the fourth quarter 2005.
Electronic Systems segment operating income increased $4.6 million, or 14.2 percent, from $32.3 million in the quarter ended March 31, 2005 to $36.9 million in the quarter ended March 31, 2006. Segment operating income was higher due to:
•	Higher sales volume as described above generating operating income of approximately $13 million;

•	Revision of an assumption used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems business of approximately $3 million.
The increase in segment operating income was partially offset by:
•	Increased operating costs of approximately $8 million, primarily stock-based compensation, pension and warranty expenses; and

•	Increased investments of approximately $6 million in research and development and new product introduction costs in our optical and space systems, fuel and utility systems and power systems businesses to support new programs.
Future Restructuring and Consolidation Costs for Programs Announced and Initiated
During 2005, we announced and initiated a restructuring program to downsize a German facility in our Electronic Systems segment with partial transfers of operations to existing facilities in Florida and India. The aim of this project is to reduce operating costs and foreign exchange exposure. The total restructuring cost is expected to be approximately $15 million, of which approximately $10 million relates to costs yet to be incurred in the remainder of 2006 and 2007. We recorded approximately $1 million of expense related to this program during the quarter ended March 31, 2006.

Subsequent Event-Sale of Turbomachinery Products Business
On April 11, 2006 we entered into a definitive agreement with a third party to sell our Turbomachinery Products business (TmP). The results of operations of TmP are reflected in continuing operations in the Engine Systems segment at March 31, 2006 since the approval for this disposition was granted by the Board of Directors in April 2006. The transaction is subject to, among other things, financing satisfactory to the buyer and receipt of certain customer consents and government approvals. The sale is expected to close late in the second quarter of 2006. The sale price is $83 million, which is expected to generate after tax cash flow of approximately $90 million. We expect to report an after tax gain on the sale of the business of approximately $10 to $15 million depending upon certain adjustments, which will be partially offset by the loss of ongoing earnings from the business in 2006. The results of operations of TmP will be reflected as discontinued operations for all periods presented starting in the second quarter 2006, and prior periods will be restated at that time. Our pension plan assumptions will also be re-measured subsequent to the disposition.
Subsequent Event-Tax Settlement
On April 25, 2006, we received notification that the Joint Committee on Taxation (JCT) approved a proposed settlement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, we recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the quarter ended March 31, 2006.
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
Cash
At March 31, 2006, we had cash and marketable securities of $283 million, as compared to $251.3 million at December 31, 2005.
Credit Facilities
We have a $500 million committed global syndicated revolving credit facility that expires in May 2010. This facility permits borrowing, including letters of credit, up to a maximum of $500 million. At March 31, 2006 and December 31, 2005, there were $34.9 million in borrowings (classified as long-term debt) and $19.6 million in letters of credit outstanding under this facility.

The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of March 31, 2006, we had borrowing capacity under this facility of $445.5 million, after reductions for borrowings and letters of credit outstanding.
At March 31, 2006, we maintained $75 million of uncommitted domestic money market facilities and $127.7 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of March 31, 2006 there was $28.6 million outstanding under these facilities. At December 31, 2005, we maintained $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with $22.4 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.
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
Long-Term Financing
At March 31, 2006, we had long-term debt and capital lease obligations, including current maturities, of $1,741.9 million with maturities ranging from 2006 to 2046. Long-term debt includes $34.9 million borrowed under the committed revolving credit facility to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act. The earliest maturity of a material long-term debt obligation is April 2008. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.
Off-Balance Sheet Arrangements
We utilize several forms of off-balance sheet financing arrangements. At March 31, 2006, these arrangements included:

	Undiscounted
	Minimum
	Future Lease	Receivables
	Payments	Sold
	(Dollars in millions)
Tax Advantaged Operating Leases	$19.6
Standard Operating Leases	133.3

	$152.9

Short-term Receivables Securitization Program		$97.1

Lease Agreements
We finance some of our office and manufacturing facilities and machinery and equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Some of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease aircraft and equipment having a maximum unamortized value of $55 million at March 31, 2006. At March 31, 2006, $19.6 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $133.3 million at March 31, 2006.
Additionally, at March 31, 2006, we had guarantees of residual values of lease obligations of $24.8 million. The residual values relate to corporate aircraft and equipment which we are obligated to either purchase at the end of the lease term or remarket.
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
Sale of Receivables
At March 31, 2006, we had in place a variable rate trade receivables securitization program pursuant to which we could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.1 million at March 31, 2006. Continued availability of the securitization program is conditioned upon compliance with covenants, related primarily to operation of the securitization, set forth in the related agreements. We are currently in compliance with all such covenants. The securitization does not contain any credit rating downgrade triggers pursuant to which the program could be terminated.
Cash Flow Hedges
We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys, but have significant sales contracts that are denominated in U.S. Dollars. Approximately 10 percent of our revenues and approximately 25 percent of our costs are denominated in currencies other than the U.S. Dollar. Approximately 95 percent of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. Periodically, we enter into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys to hedge a portion of our exposure from U.S. Dollar sales.
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

2006 was $1,158.5 million. The fair value of the forward contracts at March 31, 2006, was a net asset of $14.2 million, including:
•	$20.9 million recorded as a current asset in Prepaid Expenses, and

•	$5.4 million recorded as a non-current asset in Other Assets; partially offset by,

•	$11.1 million recorded as a current liability in Accrued Expenses, and

•	$1 million recorded as a non-current liability in Other Non-Current Liabilities.
The total fair value of our forward contracts of $14.2 million (before deferred taxes of $5 million) at March 31, 2006, combined with $0.1 million of gains on previously matured hedges of intercompany sales and $0.2 million of gains from forward contracts terminated prior to the original maturity dates is recorded in Accumulated Other Comprehensive Income and will be reflected in income as the earnings are affected by the hedged items. As of March 31, 2006, the portion of the $14.5 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a net gain of $10.1 million.
Fair Value Hedges
We enter into interest rate swaps to increase our exposure to variable interest rates. We have the following interest rate swaps outstanding as of March 31, 2006.
•	A $50 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2008; and

•	Two $50 million fixed-to-floating interest rate swaps on the 7.50 percent notes due in 2008.
The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability/(loss) of $5.2 million at March 31, 2006.
Other Forward Contracts
As a supplement to our foreign exchange cash flow hedging program, we enter into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in Cost of Sales in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of March 31, 2006, we had forward contracts with a notional value of $45.4 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $13.2 million to buy Euros and forward contracts with a notional value of $55.4 million to sell Canadian Dollars.

CASH FLOW
The following table summarizes our cash flow activity for the quarters ended March 31, 2006 and 2005.

	Quarter Ended March 31,
Net Cash Provided by (Used by):	2006	2005
	(Dollars in millions)
Operating activities of continuing operations	$65.6	$16.8
Investing activities of continuing operations	$(43.1)	$(35.4)
Financing activities of continuing operations	$(0.6)	$5.8
Discontinued operations	$9.1	$2.7
Quarter Ended March 31, 2006 as Compared to Quarter Ended March 31, 2005
Operating Activities of Continuing Operations
Net cash provided by operating activities increased $48.8 million from $16.8 million during the quarter ended March 31, 2005 to $65.6 million during the quarter ended March 31, 2006. The increase in net cash from operations was primarily due to higher income after consideration of non-cash expenses and improved management of working capital. Net cash provided by operating activities included worldwide pension contributions of $7 million and $3 million, respectively, for the quarters ended March 31, 2006 and 2005.
During 2006, we continue to expect to contribute $100 million to $125 million to our worldwide qualified and non-qualified pension plans and to make payments of $36 million related to our postretirement benefit plans.
Investing Activities of Continuing Operations
Net cash used by investing activities was $43.1 million in the quarter ended March 31, 2006 and $35.4 million in the quarter ended March 31, 2005. Net cash used by investing activities for the quarter ended March 31, 2006 included capital expenditures of $43.2 million. Net cash used by investing activities in the quarter ended March 31, 2005 included capital expenditures of $26.8 million and the acquisition of the minority interest in one of our businesses for $8.8 million.
We continue to expect capital expenditures in 2006 to be in the range of $240 million to $260 million, reflecting increased cash expenditures for investments in recently awarded programs such as the Boeing 787 and the Airbus A350, capital expenditures to support higher OE deliveries to Airbus and Boeing and productivity initiatives that are expected to enhance long-term margins. The breakdown of expected 2006 capital expenditures by segment is as follows:

Segment	Percent
Engines	41%
Airframe	31%
Electronics	20%
Corporate	8%

100%

Financing Activities of Continuing Operations
Net cash used by financing activities was $0.6 million in the quarter ended March 31, 2006, compared to net cash provided by financing activities of $5.8 million for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, we issued common stock of $18.5 million, primarily through the exercise of stock options, which was more than offset by dividends paid to our shareholders of $24.6 million. During the quarter ended March 31, 2005, we issued common stock of $34.1 million, primarily through the exercise of stock options, which was partially offset by dividends paid to our shareholders of $23.8 million.
Discontinued Operations
Net cash provided by discontinued operations was $9.1 million in the quarter ended March 31, 2006 primarily from insurance settlements, net of tax, with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation. Net cash provided by discontinued operations in the quarter ended March 31, 2005 of $2.7 million included cash from the operations of Test Systems which was divested in the quarter ended June 30, 2005.
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
Our Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $80.1 million and $81 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, $16.8 million and $18.3 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as Accrued Expenses. At March 31, 2006 and December 31, 2005, $32 million and $31.4 million, respectively, was associated with ongoing operations and $48.1 million and $49.6 million, respectively, was associated with businesses previously disposed of or discontinued.
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
The KWELM insolvent fund managers made additional settlement distributions to us during the quarter ended March 31, 2006 and during the year ended December 31, 2005 totaling $1.8 million and $11.3 million, respectively, following completion of the insolvent scheme of arrangement process in the United Kingdom. The additional distribution was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods. One final distribution may be made depending on the final valuation of KWELM.
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
Guarantees
At March 31, 2006, we had an outstanding contingent liability for guarantees of debt and lease payments of $2.3 million, letters of credit and bank guarantees of $52.5 million and residual value of lease obligations of $24.8 million.
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
Compliance with Specialty Metals Clause in U.S. Defense Contracts and Subcontracts
Many companies in the aerospace industry are experiencing challenges regarding compliance with certain provisions set forth in Department of Defense (DoD) Appropriations Acts that are often referred to generally as the Berry Amendment. The Berry Amendment provisions are implemented through the Department of Defense Federal Acquisition Regulation Supplement (DFARS). One of the DFARS clauses (252.225-7014 (Alternate I)) implementing the Berry Amendment restricts the country of origin for certain specialty metals used in certain products to be delivered to the DoD. This DFARS clause requires that any specialty metals (in most cases involving stainless steel or titanium) incorporated into an article to be delivered under a DoD contract must be melted in the United States or its outlying areas, or must be melted or incorporated into an article manufactured in a list of qualifying countries. The “Alternate I” version of this clause applies to DoD contracts involving, among other items, aircraft and missile and space systems, and requires all subcontractors at any tier to comply with the clause’s restrictions on the use of specialty metals. Compliance with this requirement is especially difficult in connection with stainless steel fasteners purchased from global sources.

We have certain contracts and subcontracts that contain DFARS 252.225-7014 (Alternate I). Delivering supplies and/or submitting payment requests for supplies that do not comply with DFARS 252.225-7014 (Alternate I), when applicable, could subject us to potentially significant penalties if the non-compliance is not disclosed to the purchaser. In addition, disclosing any non-compliance with this DFARS clause can result in customers not accepting or conditionally accepting the non-compliant supplies. We are currently evaluating our compliance with the clause and are unable at this time to estimate the financial effect on us that may be associated with any non-compliance.
Tax
We are continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by us are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements. As of March 31, 2006, we had recorded tax contingency reserves of approximately $229.7 million.
In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. The trial portion of the case was completed in May 2004. On November 2, 2004, we were notified that the trial court ruled in favor of Coltec and ordered the U.S. Government to refund federal tax payments of $82.8 million to Coltec. This tax refund would also bear interest to the date of payment. As of March 31, 2006, the interest amount was approximately $53.1 million before tax, or approximately $34.5 million after tax. The U.S. Court of Federal Claims entered a final judgment in this case on February 15, 2005. During July 2005, the U.S. Government filed its brief related to its appeal of the decision with the U.S. Court of Appeals for the Federal Circuit. Coltec filed its brief related to the U.S. Government’s appeal on September 6, 2005. Oral arguments were heard by the U.S. Court of Appeals for the Federal Circuit on February 8, 2006. A decision is expected by the U.S. Court of Appeals for the Federal Circuit sometime in 2006. If the trial court’s decision is ultimately upheld, we will be entitled to this tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, we expect to record income of approximately $150 million, after tax, based on interest through March 31, 2006, including the release of previously established reserves. If the IRS were to ultimately prevail in this case, Coltec will not owe any additional interest or taxes with respect to 1996. We may, however, be required by the IRS to pay up to $32.7 million plus accrued interest with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved.
In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. We previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the Joint Committee on Taxation (JCT). On March 15, 2006 we received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification we recorded a tax benefit of approximately $72.2 million, primarily related to the reversal of the tax reserves, during the quarter ended March 31, 2006.
Our current IRS examination cycle began on September 29, 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. The prior examination cycle which began in March 2002, includes the consolidated income tax groups in the audit periods identified below:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)

Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)

Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)
There were numerous tax issues that had been raised by the IRS as part of the prior examination cycle, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We previously reached tentative settlement agreements with the IRS on substantially all of the issues raised with respect to the prior examination cycle. Due to the amounts of tax involved certain portions of the tentative settlement agreements were required to be reviewed by the JCT. We received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, we recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the quarter ended March 31, 2006. In addition to the JCT approvals with regard to Rohr, we reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, we recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves, during the quarter ended March 31, 2006. We cannot predict the timing or ultimate outcome of a final settlement of the remaining unresolved issues. If we settle pursuant to previous discussions, we would anticipate reversing some portion of previously established reserves.
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $19 million as of March 31, 2006. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of March 31, 2006. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. Rohr made a voluntary payment during the quarter ended March 31, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. Rohr made an additional payment during the quarter ended December 31, 2005 of approximately $4.5 million related to the contested tax amount pursuant to the State’s assessment notice dated October 20, 2005. No payment has been made for the

$19 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund before the end of 2007.
NEW ACCOUNTING STANDARDS
Accounting Changes and Error Corrections
During May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). Under APB Opinion No. 20, most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of change. SFAS 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. SFAS 154 will apply to all accounting changes made after adoption of the statement, which is required by the fiscal year beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. The adoption of SFAS 154 did not have a material impact on our financial condition, results of operations or cash flows for the first quarter of 2006.
Inventory Costs
During November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, Chapter 4. Adoption of SFAS 151 is required by the year beginning January 1, 2006. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances ARB 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards (IAS) 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We adopted SFAS 151 on January 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial condition, results of operations or cash flows for the first quarter of 2006.
Accounting for Certain Hybrid Financial Instruments
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and simplifies the accounting for those instruments. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not issued or acquired the hybrid instruments included in the scope of SFAS 155 and do not expect the adoption of SFAS 155 to have a material impact on our financial condition, results of operations or cash flows.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition, results of operations or cash flows.
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

Contract Accounting-Percentage of Completion
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
Included in contract costs, or estimated revenues, is the expected impact of specific contingencies that we believe are probable. If actual experience differs from estimates or facts and circumstances change, estimated costs or revenues will be revised.

Included in sales are amounts arising from contract terms that provide for invoicing a portion of the contract price at a date after delivery. Also included are negotiated values for units delivered and anticipated price adjustments for contract changes, claims, escalation and estimated earnings in excess of billing provisions, resulting from the percentage-of-completion method of accounting. Certain contract costs are estimated based on the learning curve concept discussed in the “Inventory” section below.
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
If in process inventory plus estimated costs to complete a specific contract exceeds the anticipated remaining sales value of such contract, such excess is charged to Cost of Sales in the period recognized, thus reducing inventory to estimated realizable value.

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
In accordance with SFAS 5, we record tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of March 31, 2006 and December 31, 2005, we had recorded tax contingency reserves of approximately $229.7 million and $325.6 million, respectively.
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

Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OE manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as Other Assets and amortized as Cost of Sales. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. At March 31, 2006 and December 31, 2005, the carrying amount of participation payments was $117.9 million and $118.2 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the quarters ended March 31, 2006 or 2005.
Entry Fees
Certain businesses in our Engine Systems segment make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in Other Assets and are amortized on a straight-line basis to Cost of Sales over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. As of March 31, 2006 and December 31, 2005, the carrying amount of entry fees was $113.7 million and $113.9 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the quarters ended March 31, 2006 or 2005.
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

Sales Incentives
We offer sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as Other Assets and amortized to Cost of Sales using the straight-line method over the remaining contract term. At March 31, 2006 and December 31, 2005, the carrying amount of sales incentives was $65.4 million and $67.1 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the quarters ended March 31, 2006 or 2005.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in Other Assets and are amortized to Cost of Sales over the projected number of aircraft to be manufactured At March 31, 2006 and December 31, 2005, the carrying amount of flight certification costs was $26.5 million and $26.2 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense are adjusted when the estimated number of units to be manufactured changes. No such charges were recorded in the quarters ended March 31, 2006 or 2005.
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

Pension and Postretirement Benefits Other Than Pensions
Assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions are evaluated and established. We consult with an outside actuary for most of the assumptions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. For December 31, 2005 the U.S. discount rates were determined at the end of the year based on a customized yield curve approach that matches the benefit payment obligation. Our pension and postretirement benefit payment streams were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rates were used to determine the benefit obligations as of December 31, 2005. In the U.K., the iBoxx AA long-term high quality bond rate was used as the basis for determining the discount rate for both 2005 and 2006. The appropriate benchmarks by applicable country were used for other non-U.S. and non-U.K. pension plans to determine the discount rate assumptions.
U.S Retirement Plan Changes in 2006
In the fourth quarter of 2005, we changed certain aspects of our U.S. qualified defined benefit pension plan and U.S. qualified defined contribution plan. Employees hired on and after January 1, 2006, will not participate in the Goodrich Employees’ Pension Plan. These new employees will receive a higher level of our contribution in the Goodrich Employees’ Savings Plan. New employees will receive a dollar for dollar match on the first 6 percent of pay contributed, plus an automatic annual employer contribution of 2 percent of pay. However, this 2 percent employer contribution is subject to a 3-year vesting requirement. During the first half of 2006, persons employed by us at December 31, 2005 must elect whether they want to continue with the current benefits in the defined benefit and defined contribution plans or cease to earn additional service in the pension plan as of June 30, 2006 and receive the higher level of our contributions in the Employees’ Savings Plan. Those employees choosing the latter option will continue to have pay received after June 30, 2006 included in their final average earnings used to calculate their pension benefit.
This change in retirement benefits may result in a 2006 curtailment charge and a revision to 2006 pension expense for the remainder of the year after the curtailment date as a result of remeasuring our U.S. pension plan assumptions. The charge and updated pension expense will be known when we can reasonably estimate the effect of the employee elections.

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
Important factors that could cause actual results to differ include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Dassault Falcon 7X and the Lockheed Martin F-35 JSF and F-22 Raptor;

•	our ability to extend our commercial original equipment contracts beyond the initial contract periods;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	our ability to complete the sale of our Turbomachinery Products business, which is conditioned on, among other things, financing satisfactory to the buyer, receipt of certain customer and government consents, and the reaction of significant customers of this business to the proposed transaction;

•	the actual amount of future liabilities assumed by us pursuant to the partial settlement with Northrop Grumman related to the purchase of aeronautical systems;

•	the possibility of additional contractual disputes with Northrop Grumman related to the purchase of aeronautical systems;

•	the resolution of tax litigation involving Coltec Industries Inc., and the resolution of the remaining items in the IRS examination cycle for our tax years through 1999;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism, including the current situation in Iraq;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	the level of participation of employees in new retirement plan alternatives;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	delay in deliveries of defense and space products requiring certain compliance under the Berry amendment as implemented by DFARS 252.225-7014 (Preference for domestic specialty metals) and DFARS 252.225-7014 (Preference for domestic specialty metals) Alternate I;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2005 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 14, “Derivatives and Hedging Activities” in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities. At March 31, 2006, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $3.3 million. At March 31, 2006, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $123.6 million. The fair value of these forward contracts was $14.2 million at March 31, 2006. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos” and “Tax” in Note 15, “Contingencies” to the unaudited condensed consolidated financial statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report of Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the quarter ended March 31, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (2)	the Plans or Programs (2)
January 2006	—	$—	N/A	N/A
February 2006	2,973	42.31	N/A	N/A
March 2006	7,027	42.02	N/A	N/A

Total	10,000	$42.10	N/A	N/A

(1)	The issuer purchases during the period covered by this report represent shares delivered to us by employees to pay withholding taxes due upon the vesting of restricted stock units and to pay the exercise price of employee stock options.

(2)	In connection with the exercise of employee stock options and vesting of restricted stock awards, restricted stock unit awards and deferred long-term incentive plan awards, we from time to time accept delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options or the vesting of restricted stock awards, restricted stock unit awards or deferred long-term incentive plan awards. We do not otherwise have any plan or program to purchase our common stock.

Item 3. Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Goodrich Corporation Severance Plan, amended and restated effective February 21, 2006.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2006	GOODRICH CORPORATION

/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Senior Vice President and Chief Financial Officer

/s/ SCOTT A. COTTRILL

Scott A. Cottrill
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.

Exhibit 10.1	Goodrich Corporation Severance Plan, amended and restated effective February 21, 2006.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.*

Exhibit 32	Section 1350 Certifications.*

*	Filed herewith.