Form 10-Q
period 2006-06-30
GOODRICH CORP
filed 2006-08-03
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, there were 124,717,032 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Goodrich Corporation
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of June 30, 2006, and the related condensed consolidated statement of income for the three month and six month periods ended June 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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

/s/ Ernst & Young LLP
Charlotte, North Carolina
August 2, 2006

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions, except per		(Dollars in millions, except per
	share amounts)		share amounts)
Sales	$1,483.2	$1,352.7	$2,907.0	$2,628.2
Operating costs and expenses:
Cost of sales	1,088.0	990.5	2,131.9	1,920.2
Selling and administrative costs	227.3	226.1	464.5	441.8

	1,315.3	1,216.6	2,596.4	2,362.0

Operating Income	167.9	136.1	310.6	266.2
Interest expense	(31.3)	(33.0)	(63.3)	(66.9)
Interest income	1.1	1.0	2.2	1.9
Other income (expense) — net	(20.9)	(14.3)	(31.5)	(24.4)

Income from continuing operations before income taxes	116.8	89.8	218.0	176.8
Income tax benefit (expense)	(35.7)	(27.4)	63.4	(57.6)

Income From Continuing Operations	81.1	62.4	281.4	119.2
Income (loss) from discontinued operations — net of income taxes	(0.1)	13.3	0.5	14.0
Cumulative effect of change in accounting	—	—	0.6	—

Net Income	$81.0	$75.7	$282.5	$133.2

Basic Earnings Per Share:
Continuing operations	$0.65	$0.52	$2.27	$0.99
Discontinued operations	—	0.11	—	0.12
Cumulative effect of change in accounting	—	—	0.01	—

Net Income	$0.65	$0.63	$2.28	$1.11

Diluted Earnings Per Share:
Continuing operations	$0.64	$0.51	$2.23	$0.97
Discontinued operations	—	0.10	—	0.11
Cumulative effect of change in accounting	—	—	0.01	—

Net Income	$0.64	$0.61	$2.24	$1.08

Dividends Declared Per Common Share	$0.20	$0.20	$0.40	$0.40

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2006	2005
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$208.4	$251.3
Accounts and notes receivable, less allowances for doubtful receivables ($20.1 at June 30, 2006 and $23.5 at December 31, 2005)	932.5	709.2
Inventories — net	1,485.8	1,308.4
Deferred income taxes	108.6	101.3
Prepaid expenses and other assets	73.0	55.2

Total Current Assets	2,808.3	2,425.4

Property, plant and equipment — net	1,255.7	1,194.3
Prepaid pension	295.0	337.8
Goodwill	1,333.2	1,318.4
Identifiable intangible assets — net	468.5	462.3
Deferred income taxes	49.0	42.8
Other assets	709.3	673.0

Total Assets	$6,919.0	$6,454.0

Current Liabilities
Short-term debt	$31.0	$22.3
Accounts payable	601.3	534.1
Accrued expenses	758.1	764.9
Income taxes payable	227.9	284.4
Deferred income taxes	7.2	7.2
Current maturities of long-term debt and capital lease obligations	1.4	1.7

Total Current Liabilities	1,626.9	1,614.6

Long-term debt and capital lease obligations	1,719.6	1,742.1
Pension obligations	693.7	844.2
Postretirement benefits other than pensions	290.5	300.0
Deferred income taxes	128.1	42.1
Other non-current liabilities	443.7	438.0
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 138,389,981 shares at June 30, 2006 and 136,727,436 shares at December 31, 2005 (excluding 14,000,000 shares held by a wholly owned subsidiary)	692.0	683.6
Additional paid-in capital	1,273.5	1,203.3
Income retained in the business	517.6	285.6
Accumulated other comprehensive income (loss)	(47.8)	(283.0)
Common stock held in treasury, at cost (13,672,949 shares at June 30, 2006 and 13,621,128 shares at December 31, 2005)	(418.8)	(416.5)

Total Shareholders’ Equity	2,016.5	1,473.0

Total Liabilities And Shareholders’ Equity	$6,919.0	$6,454.0

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(Dollars in millions)
Operating Activities
Net income	$282.5	$133.2
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.5)	(14.0)
Cumulative effect of change in accounting	(0.6)	—
Restructuring and consolidation:
Expenses	3.6	3.7
Payments	(3.6)	(5.8)
Asset impairments	0.9	—
Depreciation and amortization	117.6	112.2
Excess tax benefits on equity instruments issued under share-based payment arrangements	(4.0)	—
Share-based compensation expense	28.7	19.2
Loss on exchange or extinguishment of debt	1.0	5.7
Deferred income taxes	(19.4)	(25.3)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(134.3)	(136.2)
Change in receivables sold, net	(97.1)	28.8
Inventories	(152.8)	(111.5)
Other current assets	11.9	10.5
Accounts payable	64.7	29.9
Accrued expenses	(17.7)	(27.9)
Income taxes payable	(38.3)	60.3
Realized tax benefit on non-qualified options	—	8.8
Other non-current assets and liabilities	12.3	15.8

Net Cash Provided By Operating Activities	54.9	107.4

Investing Activities
Purchases of property, plant and equipment	(95.1)	(66.4)
Proceeds from sale of property, plant and equipment	1.4	5.3
Payments received (payments made) in connection with acquisitions, net of cash acquired	—	(9.3)

Net Cash Used In Investing Activities	(93.7)	(70.4)

Financing Activities
Increase (decrease) in short-term debt, net	8.0	(1.0)
Loss on exchange or extinguishment of debt	(3.5)	(5.2)
Proceeds from issuance of long-term debt, net of premiums paid of $20.5 million in 2006	512.8	—
Repayment of long-term debt and capital lease obligations	(534.0)	(100.9)
Proceeds from issuance of common stock	46.1	51.3
Purchases of treasury stock	(1.9)	(0.6)
Dividends	(49.8)	(47.9)
Excess tax benefits on equity instruments issued under share-based payment arrangements	4.0	—
Distributions to minority interest holders	(1.9)	(2.4)

Net Cash Used In Financing Activities	(20.2)	(106.7)

Discontinued Operations (revised—see Note 1)
Net cash provided by (used in) operating activities	11.2	0.4
Net cash provided by (used in) investing activities	—	26.8
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	11.2	27.2
Effect of exchange rate changes on cash and cash equivalents	4.9	(4.1)

Net decrease in cash and cash equivalents	(42.9)	(46.6)
Cash and cash equivalents at beginning of year	251.3	297.9

Cash and cash equivalents at end of period	$208.4	$251.3

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation
The accompanying Unaudited Condensed Consolidated Financial Statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
Note 2. New Accounting Standards
Accounting for Certain Hybrid Financial Instruments
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends Statement of Financial Accounting Standards No. 133 and Statement of Financial Accounting Standards No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and simplifies the accounting for those instruments. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not issued or acquired any hybrid instruments included in the scope of SFAS 155 and does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial condition, results of operations or cash flows.
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

Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on the Company’s financial condition, results of operations and cash flows.
Note 3. Restructuring and Consolidation Costs
The Company incurred $3.6 million and $3.7 million of restructuring and consolidation costs during the six months ended June 30, 2006 and 2005, respectively. The charges in 2006 primarily relate to restructuring actions initiated during 2005 to downsize a foreign facility.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Engine Systems	$1.4	$0.2	$1.6	$0.4
Airframe Systems	—	0.2	0.4	2.4
Electronic Systems	0.7	0.1	1.6	0.9

	$2.1	$0.5	$3.6	$3.7

Personnel-related costs	$1.9	$0.2	$2.6	$2.7
Facility closure and other costs	0.2	0.3	1.0	1.0

	$2.1	$0.5	$3.6	$3.7

Cost of sales	$0.1	$0.3	$1.0	$3.3
Selling and administrative costs	2.0	0.2	2.6	0.4

	$2.1	$0.5	$3.6	$3.7

Restructuring and consolidation reserves at December 31, 2005 and June 30, 2006, and the activity during the six months ended June 30, 2006, consisted of:

(Dollars in millions)
Reserve balance at December 31, 2005	$6.5
Restructuring charges	3.6
Used as intended	(3.6)
Return to profit	—
Foreign exchange adjustments	0.4

Reserve balance at June 30, 2006	$6.9

Future Restructuring and Consolidation Costs for Programs Announced and Initiated
During 2005, the Company announced and initiated a restructuring program to downsize a German facility in the Electronic Systems segment with partial transfers of operations to existing facilities in Florida and India. The goal of this project is to reduce operating costs and foreign exchange exposure. The total restructuring cost is expected to be approximately $15 million, of which approximately $9.3 million relates to costs yet to be incurred in 2006 and in 2007. Approximately $2 million was paid in the six months ended June 30, 2006.
Additional expected costs by segment and type are as follows:

	Personnel-	Facility
	Related	Closure
	Costs	Costs	Total
	(Dollars in millions)
Engine Systems	$0.3	$—	$0.3
Airframe Systems	—	—	—
Electronic Systems	5.3	4.0	9.3

Total	$5.6	$4.0	$9.6

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(4.2)	$(3.8)	$(9.0)	$(8.5)
Loss on exchange or extinguishment of debt	(4.8)	(5.7)	(4.8)	(5.7)
Expenses related to previously owned businesses	(6.6)	(0.1)	(8.0)	(1.5)
Minority interest and equity in affiliated companies	(3.6)	(3.9)	(7.4)	(6.7)
Other — net	(1.7)	(0.8)	(2.3)	(2.0)

Other income (expense) — net	$(20.9)	$(14.3)	$(31.5)	$(24.4)

Note 5. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions, except
	per share amounts)
Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$81.1	$62.4	$281.4	$119.2

Denominator:
Denominator for basic earnings per share — weighted- average shares	124.5	121.1	124.0	120.4
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted stock and restricted stock units	1.8	2.4	1.9	2.4
Other deferred compensation shares	0.1	0.1	0.1	0.1

	1.9	2.5	2.0	2.5

Denominator for diluted earnings per share — adjusted weighted- average shares and assumed conversion	126.4	123.6	126.0	122.9

Per share income from continuing operations:
Basic	$0.65	$0.52	$2.27	$0.99

Diluted	$0.64	$0.51	$2.23	$0.97

At June 30, 2006 and 2005, the Company had outstanding approximately 6.3 million and 8.5 million stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 6.3 million and 8.5 million stock options outstanding, 33 thousand and 131 thousand were anti-dilutive stock options excluded from the diluted earnings per share calculation at June 30, 2006 and 2005, respectively.
During the six months ended June 30, 2006 and 2005, the Company issued approximately 1.7 million and 2.4 million, respectively, of shares of common stock pursuant to stock option exercises and other stock-based compensation.
Note 6. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$345.1	$218.1
In process	866.1	908.7
Raw materials and supplies	355.7	280.3

	1,566.9	1,407.1

Less:
Reserve to reduce certain inventories to LIFO basis	(44.2)	(43.5)
Progress payments and advances	(36.9)	(55.2)

Total	$1,485.8	$1,308.4

The pre-production and excess-over-average inventory accounted for under long-term contract accounting and deferred engineering costs recoverable under long-term contractual arrangements were $328.7 million and $276 million as of June 30, 2006 and December 31, 2005, respectively. The increase of $52.7 million from December 31, 2005 to June 30, 2006 was primarily driven by increased pre-production costs related to the Boeing 787 program. These amounts are included in “In process” inventory above.
Note 7. Goodwill
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2006 are as follows:

		Business
	Balance	Combinations		Foreign	Balance
	December 31,	Completed or		Currency	June 30,
	2005	Finalized		Translation	2006
	(Dollars in millions)
Engine Systems	$483.1	$(0.4)		$19.5	$502.2
Airframe Systems	239.6	(0.1)		12.1	251.6
Electronic Systems	595.7	(2.3)		(14.0)	579.4

	$1,318.4	$(2.8	) (a)	$17.6	$1,333.2

(a)	Represents a revision of plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems businesses.
Note 8. Financing Arrangements
Credit Facilities
The Company has a $500 million committed global syndicated revolving credit facility that expires in May 2011. In May 2006, the Company exercised an option within the credit facility to extend the maturity of the facility by one year from May 2010 to May 2011. Borrowings under this facility bear interest, at the Company’s option, at rates tied to the agent bank’s prime rate or, for U.S. Dollar or Great Britain Pounds Sterling borrowings, the London interbank offered rate and for Euro Dollar borrowings, the EURIBO rate. In May 2006, Standard & Poor’s Ratings Services raised the Company’s credit rating to BBB from BBB-. The Company is required to pay a facility fee of 12.5 basis points per annum, which was reduced from 15 basis points in conjunction with the upgrade on the total $500 million committed line. Further, if the amount outstanding exceeds 50 percent of the total commitment, a usage fee of 12.5 basis points per annum on the amount outstanding is payable by the Company. These fees and the interest rate margin on outstanding revolver borrowings are subject to change as the Company’s credit ratings change.
At June 30, 2006, there were $34.9 million in borrowings and $19.7 million in letters of credit outstanding under the facility. At December 31, 2005, there were $34.9 million in borrowings and $19.6 million in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of June 30, 2006, the Company had borrowing capacity under this facility of $445.4 million, after reductions for borrowings and letters of credit outstanding under the facility.

At June 30, 2006, the Company also maintained $75 million of uncommitted domestic money market facilities and $128.3 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At June 30, 2006, there was $31 million outstanding in borrowings under these facilities. At December 31, 2005, the Company maintained $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with $22.4 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
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
At June 30, 2006, the Company has an outstanding contingent liability for guaranteed debt and lease payments of $2.3 million and letters of credit and bank guarantees of $54.7 million (inclusive of $19.7 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above). The debt and lease payments primarily represent obligations of the Company under industrial development revenue bonds to finance additions to facilities that have since been divested. Each of these obligations was assumed by a third party in connection with the Company’s divestiture of the related facilities. If the assuming parties default, the Company will be liable for payment of the obligations. The industrial development revenue bonds mature in February 2008. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.
The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $1,074.7 million of income retained in the business and additional paid in capital was free from such limitations at June 30, 2006.
Long-term Debt
In June 2006, the Company exchanged the following notes for $290.7 million principal amount of a new series of 6.29 percent notes due in 2016:
•	$177.9 million principal amount of its 7.50 percent notes due in 2008;

•	$32.7 million principal amount of its 6.45 percent notes due in 2008; and

•	$80.1 million principal amount of its 6.60 percent notes due in 2009.

In June 2006, the Company also exchanged $242.5 million principal amount of its 7.625 percent notes due 2012 for $254.6 million principal amount of a new series of 6.80 percent notes due in 2036. The Company paid an aggregate cash premium of $8.6 million in connection with the exchange of the 6.29 percent notes due in 2016 and paid an aggregate premium of $24 million, including $12 million in cash and $12 million financed by issuing additional notes, in connection with the exchange of the 6.80 percent notes due 2036. The premiums will be amortized over the lives of the new notes. The Company recorded $4.8 million of transaction costs associated with the exchange offers in other income (expense) – net during the three months ended June 30, 2006.
In June 2006, the Company entered into $288.5 million of treasury locks to offset changes in the issue price of the 6.29 percent notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.50 percent notes due in 2008, 6.45 percent notes due in 2008 and 6.60 percent notes due in 2009 due to movements in treasury rates prior to the exchange date. The Company paid $0.3 million in cash to settle the treasury locks, and the amount was recorded in accumulated other comprehensive income during the three months ended June 30, 2006 and will be amortized over the life of the 6.29 percent notes due 2016. In June 2006, the Company also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.80 percent notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625 percent notes due in 2012 due to movements in treasury rates prior to the exchange date. The Company paid $1.9 million in cash to settle the locks and the amount was recorded in accumulated other comprehensive income during the three months ended June 30, 2006 and will be amortized over the life of the 6.80 percent notes due 2036.
The 6.29 percent notes due in 2016 and the 6.80 percent notes due in 2036 were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). As required by a registration rights agreement entered into with the holders of the new notes, the Company is required to register under the Securities Act additional notes of the same series to be offered in exchange for the currently outstanding 6.29 percent notes due in 2016 and 6.80 percent notes due in 2036.
In June 2006, the Company terminated $7 million of a $50 million fixed-to-floating interest rate swap on its 6.45 percent notes due in 2008. The Company paid $0.3 million in cash to terminate this portion of the interest rate swap and the amount was recorded as an expense in other income (expense) – net during the three months ended June 30, 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange, of the 6.45 percent notes due in 2008.

At June 30, 2006 and December 31, 2005 long-term debt and capital lease obligations, excluding the current maturities of long-term debt and capital lease obligations, consisted of:

	June 30, 2006	December 31, 2005
	(Dollars in millions)
Medium-term notes payable	$639.3	$672.1
7.5% senior notes, maturing in 2008	115.4	294.0
6.6% senior notes, maturing in 2009	131.5	213.5
7.625% senior notes, maturing in 2012	256.9	498.8
6.29% senior notes, maturing in 2016	282.2	—
6.80% senior notes, maturing in 2036	230.0	—
Other debt, maturing through 2020 (interest rates from 2.8% to 5.3%)	55.5	55.3

	1,710.8	1,733.7
Capital lease obligation	8.8	8.4

Total	$1,719.6	$1,742.1

Note 9. Off Balance Sheet Arrangements
Lease Commitments
The Company finances its use of certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease aircraft and equipment having a maximum unamortized value of $55 million at June 30, 2006. At June 30, 2006, $19.3 million of future minimum lease payments was outstanding under these arrangements. Additionally, the Company has residual value guarantees under these arrangements of $24.8 million (see Note 16, “Guarantees”). The Company is obligated to either purchase or remarket the leased corporate aircraft and equipment at the end of the lease term. The residual values were established at lease inception. The lease terms mature in 2011 and 2012. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $133.4 million at June 30, 2006.
Sale of Receivables
Effective June 30, 2006, the Company terminated the variable rate trade receivables securitization program. The balance of $97.1 million was repaid during the three months ended June 30, 2006.

Note 10. Pensions and Postretirement Benefits
Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months and six months ended June 30, 2006 and 2005. The net periodic benefit costs (income) for divested or discontinued operations retained by the Company are included in the amounts below.

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$12.2	$13.1	$7.2	$6.2	$1.0	$0.7
Interest cost	37.9	37.7	8.2	7.8	1.3	1.1
Expected return on plan assets	(43.5)	(43.0)	(12.8)	(10.7)	(1.2)	(1.1)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	2.5	2.2	(0.5)	—	—	—
Amortization of actuarial (gain) loss	10.2	13.0	(0.3)	(0.1)	0.3	0.3

Periodic benefit cost (income)	19.3	23.0	1.8	3.2	1.4	1.0
Settlements and curtailments (gain) loss	10.9	—	—	—	—	—
Special termination benefit charge (credit)	—	—	0.2	—	—	—

Net benefit cost (income)	$30.2	$23.0	$2.0	$3.2	$1.4	$1.0

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Six Months		Six Months		Six Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$25.9	$23.9	$14.4	$12.3	$2.1	$1.5
Interest cost	76.2	74.1	16.3	15.5	2.5	2.2
Expected return on plan assets	(89.4)	(85.6)	(24.6)	(21.6)	(2.6)	(2.0)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	4.7	4.4	(0.5)	—	—	—
Amortization of actuarial (gain) loss	26.2	24.2	—	(0.1)	0.6	0.3

Periodic benefit cost (income)	43.6	41.0	5.6	6.1	2.6	2.0
Settlements and curtailments (gain) loss	10.9	—	—	—	—	—
Special termination benefit charge (credit)	—	—	0.2	—	—	—

Net benefit cost (income)	$54.5	$41.0	$5.8	$6.1	$2.6	$2.0

The following table provides the weighted average assumptions used to determine the net periodic benefit costs (income).

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months and Six Months		Three Months and Six Months		Three Months and Six Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
Discount rate 1/1/06-4/10/06	5.64%	N.A.	4.75%	N.A.	4.76%	N.A.
Discount rate 4/11/06-5/18/06	6.01%	N.A.	4.75%	N.A.	4.76%	N.A.
Discount rate 5/19/06-6/30/06	6.34%	N.A.	4.75%	N.A.	4.76%	N.A.
Discount rate 2005	N.A.	5.875%	N.A.	5.50%	N.A.	5.75%
Expected long-term return on plan assets	9.00%	9.00%	8.50%	8.50%	8.34%	8.50%
Rate of compensation increase	3.63%	3.63%	3.50%	3.50%	3.34%	3.50%

Two significant events occurred in the second quarter of 2006 which required remeasurement of plan obligations and assets for the U.S. pension plans. Assumptions were reevaluated at April 11, 2006 to remeasure plan obligations and assets in connection with the Company’s definitive agreement to divest the turbomachinery products business (which agreement was subsequently terminated). On May 19, 2006, pension assumptions were again reevaluated to remeasure plan obligations and assets due to the closure of the election period for the Retirement Choice Program as described below.
The remeasurements increased accumulated other comprehensive income by $164.7 million before tax or $109.3 million after tax.
U.S. Retirement Plan Changes in 2006
In the fourth quarter of 2005, the Company changed certain aspects of its U.S. qualified and non-qualified defined benefit pension plans and U.S. qualified and non-qualified defined contribution plans. This change generally does not apply to employees who are members of a collective bargaining unit. Non-union employees hired on and after January 1, 2006, will not participate in the Company’s qualified and non-qualified defined benefit plans. These new employees will receive a higher level of company contribution in the Company’s qualified and non-qualified defined contribution plans. New employees will receive a dollar for dollar match on the first 6 percent of eligible pay contributed, plus an automatic annual employer contribution of 2 percent of eligible pay. The 2 percent employer contribution is subject to a 3-year vesting requirement for new employees.
During the second quarter of 2006, persons employed by the Company as of December 31, 2005 and continuously thereafter employed, elected whether they wanted to continue with their current benefits in the defined benefit and defined contribution plans or freeze pension benefit service as of June 30, 2006 and receive a higher level of company contributions in the defined contribution plans. For those employees choosing the latter option, eligible pay after June 30, 2006 will continue to be included in their final average earnings used to calculate their pension benefits. The Retirement Choice Program election period closed on May 19, 2006 and approximately 41 percent of the eligible employees chose the latter option with the enhanced company contribution to the defined contribution plans.
This change in retirement benefits resulted in a pension curtailment charge in the second quarter of 2006 of $10.9 million and a revision to 2006 pension expense for the remainder of the year after the May 19, 2006 curtailment date. The curtailment charge is based on the unrecognized prior service cost attributable to the employees who elected the new arrangement.

Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months and six months ended June 30, 2006 and 2005. The postretirement benefit related to divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Service cost	$0.7	$0.5	$0.7	$0.8
Interest cost	5.2	5.0	9.8	11.3
Amortization of prior service cost	—	(0.1)	(0.1)	(0.1)
Amortization of actuarial (gain) loss	0.8	0.3	0.6	0.8

Periodic benefit cost (income)	6.7	5.7	11.0	12.8
Settlements and curtailments (gain) loss	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—

Net benefit cost (income)	$6.7	$5.7	$11.0	$12.8

The net periodic benefit cost for the six months ended June 30, 2006 includes a non-recurring reduction of $3.2 million for a revision in the plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems businesses. The $3.2 million reduction of net periodic benefit cost consists of $0.4 million reduction to service cost, $1.2 million reduction to interest cost and $1.6 million reduction to the amortization of actuarial (gains) losses.
The following table provides the assumptions used to determine the net periodic benefit costs (income).

	Three Months and Six Months Ended
	June 30,
	2006	2005
Discount rate	5.55%	5.875%
Healthcare trend rate	9% in 2006 to 5% in 2010	9% in 2005 to 5% in 2008
Note 11. Comprehensive Income/(Loss)
Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Comprehensive Income/(Loss)
Net income	$81.0	$75.7	$282.5	$133.2
Other comprehensive income/(loss):
Unrealized foreign currency translation gains (losses) during period	64.1	(48.0)	75.9	(47.3)
Minimum pension liability adjustments during period (Note 10)	109.3	—	109.3	—
Gains (losses) on cash flow hedges	46.5	(28.7)	50.1	(46.9)
Gains (losses) on certain investments	(0.1)	—	(0.1)	—

Total	$300.8	$(1.0)	$517.7	$39.0

Accumulated other comprehensive income/(loss) consisted of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in millions)
Accumulated Other Comprehensive Income/(Loss)
Cumulative unrealized foreign currency translation gains (losses)	$211.1	$135.2
Minimum pension liability adjustments	(314.8)	(424.1)
Accumulated gains (losses) on cash flow hedges	56.0	5.9
Accumulated unrealized gains (losses) on certain investments	(0.1)	—

Total	$(47.8)	$(283.0)

The minimum pension liability amounts above are net of deferred taxes of $192.4 million and $247.8 million at June 30, 2006 and December 31, 2005, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $31.3 million and $3.2 million at June 30, 2006 and December 31, 2005, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.
Note 12. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2006 was 30.6 percent. The effective tax rate varied from the statutory rate of 35 percent due to favorable tax settlements which reduced the effective tax rate by approximately 5 percentage points, tax benefits from export sales and domestic production activities which reduced the effective rate by approximately 5 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, including the impact of tax holidays, which reduced the effective rate by approximately 2 percentage points, adjustments to valuation allowances associated with certain deferred tax assets in foreign jurisdictions which increased the effective tax rate by approximately 2 percentage points, other adjustments to reserves for tax contingencies, including interest thereon, net of tax, which increased the effective rate by approximately 3 percentage points, and state income taxes which increased the effective tax rate by approximately 2 percentage points. The Company’s effective tax rate during the three months ended June 30, 2006 was not reduced for the benefit of U.S. Research and Development (R&D) Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. The Company estimates that the effective tax rate for the three months ended June 30, 2006 would have been approximately 1 percentage point lower had the Company been able to consider the tax benefits associated with the R&D Credit.
The Company’s effective tax rate for the six months ended June 30, 2006 was a benefit of (29.1) percent. The effective tax rate varies from the statutory rate of 35 percent primarily due to the reversal of tax reserves in connection with favorable tax settlements related to the IRS examinations of Rohr, Inc. and Subsidiaries (for the period from July, 1986 through December, 1997), and Coltec Industries Inc and Subsidiaries (for the period December, 1997 through July, 1999), and miscellaneous other tax settlements which reduced the tax rate by approximately 63 percentage points (see Note 15, “Contingencies” for further discussion related to these contingencies). The effective tax rate also varied from the statutory rate of 35 percent due to tax benefits from export sales and domestic production activities which reduced the effective rate by approximately 5 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, including the impact of tax holidays, which reduced the effective rate by approximately 2 percentage points, adjustments to valuation allowances associated with certain deferred tax assets in foreign jurisdictions which increased the effective tax rate by approximately 2 percentage points, other adjustments to reserves for tax contingencies, including interest thereon, net of tax, which increased the effective rate by approximately 2 percentage points, and state income taxes which increased the effective tax rate by approximately 2 percentage points. The Company’s effective tax rate during the six months ended June 30, 2006 was not reduced for the benefit of R&D Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. The Company estimates that the effective tax rate as of June 30, 2006 would have been approximately 1 percentage point lower had the Company been able to consider the tax benefits associated with the R&D Credit.
In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company records tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of December 31, 2005, the Company had tax contingency reserves of approximately $325.6 million. During the six months ended June 30, 2006, the Company recorded a net benefit of $86.9 million, made payments of $0.6 million (net of federal tax benefit), and had other miscellaneous adjustments of $2.3 million. The net benefit primarily related to the reversal of tax reserves in connection with favorable tax settlements discussed above and in Note 15, “Contingencies.” As of June 30, 2006, the Company had recorded tax contingency reserves of approximately $240.4 million. The contingencies that comprise the reserves are more fully described in Note 15, “Contingencies.”
Note 13. Business Segment Information
The company has three business segments: Engine Systems, Airframe Systems and Electronic Systems.
Engine Systems
The Engine Systems segment produces products associated with aircraft engines, including cowlings and their components, fuel delivery systems, and structural and rotating components. The segment includes the following business units:
•	Aerostructures, which:
—	Produces nacelle systems, pylons, thrust reversers and related engine housing components; and

—	Performs maintenance, repair and overhaul services.
•	Engine control systems, which provides:
—	Fuel metering controls, fuel pumping systems and afterburner fuel pump and metering unit nozzles; and

—	Electronic control software and hardware, variable geometry actuation controls and engine health monitoring systems.
•	Turbomachinery products, which produces complete rotating assemblies including quality metallic and thermal barrier coatings for the aircraft and industrial gas turbine engine industries.

•	Turbine fuel technologies, which provides:
—	Fuel nozzles, injectors, valves and manifolds for aerospace and industrial gas turbine engines; and

—	Non-aerospace applications that require liquid atomization.
•	Cargo systems, which provides complete cargo handling systems including conveyor rollers and tracks, side rail guides, side and end latches and power drive control units.
Airframe Systems
The Airframe Systems segment provides systems and components pertaining to aircraft taxi, take-off, flight control, landing, stopping and airframe maintenance. The segment includes the following business units:
•	Actuation systems, which provides:
—	Actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats; and

—	Systems that control the movement of steering systems for missiles and electromechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and reliability.
•	Landing gear systems, which designs, manufactures and services complete landing gear systems on both commercial and military aircraft.

•	Aircraft wheels and brakes, which provides:
—	Wheel and brake systems containing durable wheels, long-lasting steel brake designs, light weight and low cost carbon brakes, one source brake control systems, and state-of-the-art electric brake development; and

—	Original equipment manufacturing (OEM) and overhauls and repairs as well as full technical and aircraft on ground support through a worldwide network of wheel and brake service centers.
•	Aviation technical services, which provides:
—	Comprehensive heavy airframe maintenance, component repair and overhaul, aircraft painting, engineering and certification services; and

—	Aircraft modification services that include VIP interior completion and passenger to freight conversions.

•	Engineered polymer products, which provides:
—	Large-scale marine composite structures and acoustic materials;

—	Acoustic absorbing and reflecting materials along with vibration dampening material; and

—	Fireproof composites.
Electronic Systems
The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management and control and safety data. The segment includes the following business units:
•	Optical & space systems, which:
—	Provides intelligence, surveillance and reconnaissance systems and electro-optical defense, scientific and commercial applications; and

—	Designs and builds custom engineered electronics, optics, shortwave infrared cameras and arrays.
•	Sensor systems, which provides:
—	Numerous sensors for a wide variety of commercial and military aircraft that measure mass flow, inertia and altitude, liquid level, position, speed, and temperature; and

—	Air data heading reference systems, angle of attack and stall protection systems, windshield heater controllers, ice detection systems, micro electromechanical systems, and windshield wiper and washer systems.
•	Power systems, which provides:
—	Constant frequency and variable frequency AC and DC electrical generating systems; and

—	Rescue hoist and cargo winches.
•	Aircraft interior products, which provides:
—	Evacuations slides and life rafts for several types of aircraft;

—	Complete aircrew escape systems primarily for military aircraft including canopy removal, sequencing systems and ejection seats;

—	Component products such as gas generators, rocket motors, linear explosives, catapults and numerous cartridge actuated or propellant actuated devices for a wide variety of applications; and

—	Seating systems that include cockpit crew and cabin attendant seats.
•	Fuel & utility systems, which provides:
—	Fuel measurement and management systems, fuel system safety devices, and fire protection systems; and

—	Health and usage management systems, motion controls and actuators, proximity sensing systems, braking and steering systems and computer interfaces.
•	De-Icing & specialty systems, which provides:
—	Pneumatic and electrothermal ice protection application;

—	Heated aircraft components, including heated drain masts, lavatory and galley water heaters and specialty air heaters; and

—	Potable water systems and components, aerospace composites and molding resin.
•	Lighting systems, which provides:
—	Interior lighting systems that include cabin and compartment lights, cockpit lights and controllers along with information signs;

—	External lighting systems include anti-collision lights and power supplies, wing and tail strobe lights, navigation and flood lights, and eternal emergency lights; and

—	Night vision imaging systems, covert lighting, main landing gear cables and nose gear steering cables.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated. The pension curtailment was not allocated to the segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Net customer sales:
Engine Systems	$634.6	$565.8	$1,245.1	$1,093.9
Airframe Systems	488.6	464.0	958.9	906.7
Electronic Systems	360.0	322.9	703.0	627.6

	$1,483.2	$1,352.7	$2,907.0	$2,628.2

Intersegment sales:
Engine Systems	$5.9	$7.3	$10.8	$16.4
Airframe Systems	12.3	13.0	24.4	25.9
Electronic Systems	8.3	9.1	21.1	17.0

	$26.5	$29.4	$56.3	$59.3

Segment operating income:
Engine Systems	$128.9	$108.8	$247.6	$199.3
Airframe Systems	28.0	10.8	42.3	38.6
Electronic Systems	45.8	37.7	82.7	70.0

	202.7	157.3	372.6	307.9
Corporate general and administrative expenses	(23.9)	(21.2)	(51.1)	(41.7)
Pension curtailment (Note 10)	(10.9)	—	(10.9)	—

Total operating income	$167.9	$136.1	$310.6	$266.2

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
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in accumulated other comprehensive income/(loss), net of deferred taxes. The notional value of the forward contracts at June 30, 2006 was $1,715 million. The fair value of the forward contracts at June 30, 2006, was a net asset of $89.2 million, including:
•	$47.3 million recorded as a current asset in Prepaid expenses and

•	$51.7 million recorded as a non-current asset in other assets; partially offset by,

•	$9.7 million recorded as a current liability in accrued expenses and

•	$0.1 million recorded as a non-current liability in other non-current liabilities.
The total fair value of the Company’s forward contracts of $89.2 million (before deferred taxes of $31.3 million) at June 30, 2006, combined with $0.3 million of gains on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in accumulated other comprehensive income and will be reflected in income as earnings are affected by the hedged items. As of June 30, 2006, the portion of the $89.5 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $37.9 million. These forward contracts mature on a monthly basis with maturity dates that range from July 2006 to December 2010.
In June 2006, the Company entered into treasury locks and reverse treasury locks in connection with its long-term debt exchange offers. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the treasury locks were accounted for as cash flow hedges. The Company entered into $288.5 million of treasury locks to offset changes in the issue price of the 6.29 percent notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.50 percent notes due in 2008, 6.45 percent notes due in 2008 and 6.60 percent notes due in 2009 due to movements in treasury rates prior to the exchange date. The Company paid $0.3 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the three months ended June 30, 2006 and will be amortized over the life of the 6.29 percent notes due 2016. In June 2006, the Company also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.80 percent notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625 percent notes due in 2012 due to movements in treasury rates prior to the exchange date. The Company paid $1.9 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the three months ended June 30, 2006 and will be amortized over the life of the 6.80 percent notes due 2036.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The Company has the following interest rate swaps outstanding as of June 30, 2006.
•	A $43 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2008; and

•	Two $50 million fixed-to-floating interest rate swaps on the 7.50 percent notes due in 2008
In June 2006, the Company terminated $7 million of a $50 million fixed-to-floating interest rate swap on its 6.45 percent notes due in 2008 in connection with its long-term debt exchange offers. The Company paid $0.3 million in cash to terminate this portion of the interest rate swap, which was recorded as an expense in other income (expense) – net during the three months ended June 30, 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange, of the 6.45 percent notes due in 2008.

The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability/(loss) of $5.2 million at June 30, 2006.
Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, the Company enters into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in cost of sales in order to mitigate the earnings impact of the translation of net monetary assets and liabilities. Under this program, as of June 30, 2006, the Company had forward contracts with a notional value of $76.6 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $154 million to buy Euros and forward contracts with a notional value of $29.9 million to sell Canadian Dollars.
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
The Company’s Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $78.2 million and $81 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, $15.1 million and $18.3 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At June 30, 2006 and December 31, 2005, $32.6 and $31.4 million, respectively, was associated with ongoing operations and $45.6 million and $49.6 million, respectively, was associated with businesses previously disposed of or discontinued.
The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will generally complete remediation in less than 30 years at all sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

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
The KWELM insolvent fund managers made additional settlement distributions to the Company during the six months ended June, 30, 2006 and during the year ended December 31, 2005 totaling $1.8 million and $11.3 million, respectively, following completion of the insolvent scheme of arrangement process in the United Kingdom. The additional distribution was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods. One final distribution may be made depending on the final valuation of KWELM.

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
Guarantees
At June 30, 2006, the Company had an outstanding contingent liability for guarantees of debt and lease payments of $2.3 million, letters of credit and bank guarantees of $54.7 million and residual value of lease obligations of $24.8 million (see Note 16, “Guarantees”).

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
Compliance with Specialty Metals Clause in U.S. Defense Contracts and Subcontracts
Many companies in the aerospace industry are experiencing challenges regarding compliance with certain provisions set forth in Department of Defense (DoD) Appropriations Acts that are often referred to generally as the Berry Amendment. The Berry Amendment provisions are implemented through the Department of Defense Federal Acquisition Regulation Supplement (DFARS). One of the DFARS clauses (252.225-7014 (Alternate I)) implementing the Berry Amendment restricts the country of origin for certain specialty metals used in certain products to be delivered to the DoD. This DFARS clause requires that any specialty metals (in most cases involving stainless steel or titanium) incorporated into an article to be delivered under a DoD contract must be melted in the United States or its outlying areas, or must be melted or incorporated into an article manufactured in a list of qualifying countries. The “Alternate I” version of this clause applies to DoD contracts involving, among other items, aircraft and missile and space systems, and requires all subcontractors at any tier to comply with the clause’s requirements regarding the use of specialty metals. Compliance with this requirement is especially difficult in connection with stainless steel fasteners purchased from global sources.
The Company has certain contracts and subcontracts that contain DFARS 252.225-7014 (Alternate I). Delivering supplies and/or submitting payment requests for supplies that do not comply with DFARS 252.225-7014 (Alternate I), when applicable, could subject the Company to potentially significant penalties if the non-compliance is not disclosed to the purchaser. In addition, disclosing any non-compliance with this DFARS clause can result in customers not accepting or conditionally accepting the non-compliant supplies. The Company is continuing to evaluate its compliance with the clause and is unable at this time to estimate the financial effect on the Company that may be associated with any non-compliance.

Tax
The Company is continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by the Company are recorded in the period they become known. Adjustments to the Company’s reserves could have a material effect on the Company’s financial statements. As of June 30, 2006, the Company had recorded tax contingency reserves of approximately $240.4 million.
In 2000, Coltec, the Company’s former subsidiary, made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. On November 2, 2004, the Company was notified that the trial court ruled in favor of Coltec. During 2005, the Government appealed the decision with the U.S. Court of Appeals for the Federal Circuit. The U.S. Court of Appeals for the Federal Circuit entered a final judgment in this case on July 12, 2006, reversing the decision of the U.S. Court of Federal Claims. The Company intends to seek a review of this decision. If the Company is unsuccessful in contesting the decision, Coltec will not owe any additional interest or taxes with respect to 1996. However, the Company would be required by the IRS to pay up to $32.7 million of tax plus accrued interest, which was $24.7 million through June 30, 2006, before federal benefit, with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. On August 2, 2006 the Company paid the tax plus accrued interest of approximately $50 million, net of related federal tax benefit, in order to stop the accrual of interest. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved. If the Company is successful in contesting the decision of the U.S. Court of Appeals for the Federal Circuit, the Company will be entitled to any tax refund and related interest pursuant to an agreement with Coltec. If the Company receives these amounts, it would record income of approximately $163 million, after tax, based on interest through June 30, 2006, including the release of previously established reserves.
In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), a subsidiary of the Company, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. The Company previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the Joint Committee on Taxation (JCT). On March 15, 2006 the Company received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $72.2 million, primarily related to the reversal of tax reserves, during the six months ended June 30, 2006.

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
There were numerous tax issues that had been raised by the IRS as part of the prior examination, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. The IRS and the Company previously reached tentative settlement agreements on substantially all of the issues raised with respect to the prior examination cycle. Due to the amount of tax involved, certain portions of the tentative settlement agreements were required to be reviewed by the JCT. The Company received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the six months ended June 30, 2006. In addition to the JCT approvals with regard to Rohr, the Company reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, the Company recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves, during the six months ended June 30, 2006. The Company cannot predict the timing or ultimate outcome of a final settlement of the remaining unresolved issues. If the Company settles pursuant to previous discussions, the Company would anticipate reversing some portion of previously established reserves.
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $19 million as of June 30, 2006. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of June 30, 2006. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. Rohr made a voluntary payment during the six months ended June 30, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. Rohr made an additional payment during the three months ended December 31, 2005 of approximately $4.5 million related to the contested tax amount pursuant to the State’s assessment notice dated October 20, 2005. No payment has been made for the $19 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund before the end of 2007.

Note 16. Guarantees
The Company extends financial and product performance guarantees to third parties. As of June 30, 2006, the following environmental remediation indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation indemnification (Note 15)	No limit	$14.6
Financial Guarantees:
Debt and lease payments (Note 8)	$2.3	$—
Residual value on leases (Note 9)	$24.8	$—
Letter of credit and bank guarantees (Note 8)	$54.7	$—
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
The changes in the carrying amount of service and product warranties for the six months ended June 30, 2006 are as follows:

(Dollars in millions)
Balance at December 31, 2005	$162.4
Service and product warranty provision	28.1
Return to profit	(2.8)
Used as intended	(33.1)
Foreign currency translation	6.3

Balance at June 30, 2006	$160.9

The current and long-term portions of service and product warranties were as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in millions)
Short-term liabilities	$59.6	$61.0
Long-term liabilities	101.3	101.4

Total	$160.9	$162.4

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
At June 30, 2006, the Company has seven types of share-based compensation awards outstanding, which are described more fully below. Because the Company adopted the accounting provisions of SFAS 123 effective January 1, 2004, the compensation cost recognized in accordance with SFAS 123 during the years ended December 31, 2004 and 2005 was consistent with the cost that would have been recorded under SFAS 123(R), except for the following differences:
•	SFAS 123(R) requires entities to apply the same attribution method to all awards subject to graded vesting. The Company has two types of share-based compensation awards that are subject to graded vesting: stock options and restricted stock units. In the years prior to January 1, 2006, stock options were accounted for under the straight-line attribution method and restricted stock units were accounted for under the accelerated attribution method. Effective upon the adoption of SFAS 123(R), the Company made a policy election to apply the straight-line method to all share-based awards that are subject to graded vesting. As a result of this election, the straight-line method being applied to restricted stock unit grants would have calculated higher before tax compensation expense during the six months ended June 30, 2005 than if the previous method of accounting had been used by approximately $1.6 million ($1 million after tax). As a result of applying the straight-line method, the Company expects that before tax compensation expense recognized during the year ending December 31, 2006 will be approximately $1 million lower than under the accelerated method.

•	The Company previously accounted for forfeitures as they occurred. Under SFAS 123(R), the Company is required to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Effective January 1, 2006, the Company recorded income of $1.8 million ($1.1 million after tax, or $0.01 per diluted share) to adjust previously recognized compensation cost on unvested awards to the amount of compensation cost recognized had forfeitures been estimated. This amount was recorded as a cumulative effect of a change in accounting.

•	In accordance with SFAS 123, the Company previously recorded compensation cost on performance unit awards using the intrinsic-value method. However, SFAS 123(R) requires liability awards to be accounted for using the fair value method. One-half of the Company’s performance unit awards have a market condition, which must be considered in the determination of fair value. Effective January 1, 2006, the Company recorded expense of $0.9 million ($0.5 million after tax) to adjust previously recognized compensation cost on vested performance unit awards to the amount of compensation recognized had the fair value of the awards been recorded prior to the adoption of SFAS 123(R). This amount was recorded as a cumulative effect of a change in accounting.

•	Prior to the adoption of SFAS 123(R), the Company presented all excess tax benefits of deductions resulting from share-based payments as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax deductions in excess of compensation cost to be classified as financing cash flows. The $4 million excess pro forma tax benefit was classified as a financing cash inflow during the six months ended June 30, 2006.

•	Compensation expense on share-based payment grants made subsequent to January 1, 2006 to retirement eligible individuals will be recognized over the requisite service period (i.e., through date of retirement eligibility). In accordance with SEC guidance, expense related to grants prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit vesting period, which is generally three or five years, with acceleration of any remaining unrecognized compensation cost when an employee actually retires. As a result of applying this provision of SFAS 123(R), before tax compensation cost of approximately $12 million ($7 million after tax, or $0.06 per diluted share) was recognized during the six months ended June 30, 2006, which is approximately $10 million higher than recorded under the previous method. Applying this provision to all awards granted subsequent to December 31, 1994 (the effective date of SFAS 123) would have calculated higher before tax compensation cost during the six months ended June 30, 2005 by approximately $7 million. For the year ending December 31, 2006, the Company expects that before tax compensation cost will be approximately $9 million higher than under the previous method.
The compensation cost recorded for share-based compensation plans during the six months ended June 30, 2006 totaled $28.7 million ($17.9 million after tax, or $0.14 per diluted share) as compared to $19.2 million ($12 million after tax, or $0.10 per diluted share) during the six months ended June 30, 2005. The increase of $9.5 million was primarily driven by approximately $10 million incremental compensation expense recognized during the six months ended June 30, 2006 as a result of recognizing an accelerated portion of the total compensation expense on 2006 awards granted to employees who are retirement eligible or will become retirement eligible prior to the normal vesting date. The compensation cost recorded for share-based compensation during the three months ended June 30, 2006 totaled $6.9 million as compared to $7.8 million during the three months ended June 30, 2005.
The total income tax benefit recognized in the income statement for share-based compensation awards was $10.7 million and $6.9 million for the six months ended June 30, 2006 and 2005, respectively. There was no compensation cost related to share-based plans capitalized as part of inventory and fixed assets during the six months ended June 30, 2006 and 2005. As of June 30, 2006, total compensation cost related to nonvested share-based compensation awards not yet recognized totaled $50.6 million, which is expected to be recognized over a weighted-average period of 1.9 years.

The Company administers the Goodrich Equity Compensation Plan (the Plan) as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance shares, restricted stock awards, restricted stock units and several other equity-based compensation awards. Currently, the Plan, which will expire on April 17, 2011, unless renewed, makes 11,000,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 17, 2001 for future awards under the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 1999 Stock Option Plan awards as of April 17, 2001 that are not issued or otherwise are returned to the Company after that date. Historically, the Company has issued shares upon exercise of options or vesting of other share-based compensation awards. During the six months ended June 30, 2006, the Company only repurchased shares to the extent required to meet the minimum statutory tax withholding requirements.
Stock Options
Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3 percent after one year, 66 2/3 percent after two years and 100 percent after three years. Options granted to employees who are eligible for retirement on the date of grant or will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible because the awards are earned upon retirement from the Company. Compensation expense for options granted to employees who are not retirement eligible is recognized on a straight-line basis over three years. The term of each stock option cannot exceed 10 years from the date of grant. All options granted under the Plan have an exercise price that is not less than 100 percent of the market value of the stock on the date of grant, as determined pursuant to the plan. Dividends are not paid or earned on stock options.
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton formula. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options giving consideration to the contractual terms, vesting schedules and expectations of future employee exercise behavior. The Company does not issue traded options. Accordingly, the Company uses historical volatility instead of implied volatility. The historical volatility is calculated over a term commensurate with the expected term of the options. The risk-free rate during the option term is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the expected annual dividends during the term of the options divided by the fair value of the stock on the grant date. The fair value for options issued during the six months ended June 30, 2006 and 2005 was based upon the following weighted-average assumptions:

	2006	2005
Risk-free interest rate (%)	4.3	4.0
Dividend yield (%)	2.0	2.6
Volatility factor (%)	36.1	40.6
Weighted-average expected life of the options (years)	5.5	7.0

A summary of option activity during the six months ended June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(in millions)
Outstanding at January 1, 2006	6,951.7	$30.85
Granted	696.3	40.43
Exercised	(1,324.8)	29.91
Forfeited or expired	(47.0)	31.08

Outstanding at June 30, 2006	6,276.2	$32.11	5.5 years	$50.0

Vested or expected to vest (1)	6,239.3	$32.07	5.5 years	$49.9

Exercisable at June 30, 2006	4,978.9	$31.01	4.6 years	$44.6

(1)	Represents outstanding options reduced by expected forfeitures.
As of June 30, 2006, the total compensation expense related to nonvested options not yet recognized totaled $9.6 million. The weighted-average grant date fair value of options granted was $13.43 per option during the six months ended June 30, 2006 and $11.79 per option during the six months ended June 30, 2005.
During the six months ended June 30, 2006, the amount of cash received from exercise of stock options totaled $39.6 million and the tax benefit realized from stock options exercised totaled $6.5 million. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $19.3 million and $19.9 million, respectively.
Restricted Stock Units
Generally, 50 percent of the Company’s restricted stock units vest and are converted to stock at the end of the third year, an additional 25 percent at the end of the fourth year and the remaining 25 percent at the end of the fifth year. In certain circumstances, the vesting term is three years. Restricted stock units granted to employees who are eligible for retirement on the date of grant or will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible because the awards vest upon retirement from the Company. Compensation expense for restricted stock units granted to employees who are not retirement eligible is recognized on a straight-line basis over the vesting period. Cash dividend equivalents are paid to participants each quarter. Dividend equivalents paid on units expected to vest are recognized as a reduction in retained earnings.
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value of the Company’s units on the grant date. The weighted-average grant date fair value of units granted during the six months ended June 30, 2006 was $40.48 per unit as compared to $32.44 per unit during the six months ended June 30, 2005.

A summary of the status of the Company’s restricted stock units as of June 30, 2006 and changes during the six months then ended is presented below:

		Weighted-
		Average
		Grant date
	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2006	1,095.1	$31.55
Granted	591.8	40.48
Vested	(74.9)	33.72
Forfeited	(29.5)	34.56

Nonvested at June 30, 2006	1,582.5	34.75

As of June 30, 2006, there was $28.1 million of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of units vested during the six months ended June 30, 2006 and 2005 was $2.6 million and $0.2 million, respectively. The tax benefit realized from vested restricted stock units totaled $1 million during the six months ended June 30, 2006.
Restricted Stock Awards
Restricted stock awards have not been granted since the year ended December 31, 2004. As of June 30, 2006, 7,025 awards were nonvested. There is a negligible amount of unrecognized compensation expense related to these shares. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $2.2 million and $1.7 million, respectively. The tax benefit realized from vested restricted stock awards totaled $0.8 million during the six months ended June 30, 2006.
Performance Units
Performance share units awarded to the Company’s senior management are paid in cash. The target for one-half of the award is based on the fair value of the Company’s stock at the end of the three-year term, as adjusted by a performance condition. The performance condition is based upon achievement of certain financial goals over a three-year measurement period. Since the award will be paid in cash, it is recorded as a liability. At each reporting period, the fair value represents the fair market value of the Company’s stock as adjusted by expectations regarding the achievement of the performance objectives. If it is determined that the goals will not be met, any recognized compensation through the date of determination is recognized as income.
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

A summary of performance share unit activity during the six months ended June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Fair	Contractual	Aggregate
	Shares	Value	Term	Fair Value
	(in thousands)			(in millions)
Outstanding at January 1, 2006	683.5	$39.38
Units granted, dividends reinvested and additional shares due to performance condition	331.9	40.10
Converted and paid out	(313.7)	32.20
Forfeited	(43.5)	40.64

Outstanding at June 30, 2006	658.2	$40.03	1.5 years	$26.3

Vested or expected to vest (1)	613.4	$39.94	1.5 years	$24.5

(1)	Represents outstanding units reduced by expected forfeitures.
As of June 30, 2006, the total compensation cost related to nonvested performance units not yet recognized totaled $12.9 million. The weighted-average grant date fair value of units granted was $46.21 per unit during the six months ended June 30, 2006 and $32.43 per unit during the six months ended June 30, 2005. The total payments during the six months ended June 30, 2006 and 2005 approximated $10.1 million and $3.7 million, respectively.
Employee Stock Purchase Plan
The Company administers the Employee Stock Purchase Plan under which 2,000,000 shares are reserved for issuance. Employees with two months of continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $12,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time and for any reason, cancel their payroll deduction authorizations and have the balance in their stock purchase right account applied to the purchase of shares or have the amount refunded. The offering period begins on January 1, or July 1 for new employees, and ends on December 31 of each year. The stock purchase rights are used to purchase the common stock of the Company at the lesser of: (i) 85 percent of the fair market value of a share as of the grant date applicable to the participant or (ii) 85 percent of the fair market value of a share as of the last day of the offering period. The fair market value of a share is defined as the average of the closing price per share as reflected by composite transactions on the New York Stock Exchange throughout a period of ten trading days ending on the determination date. Dividends are not paid or earned on stock purchase rights.
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

The weighted-average grant date fair value of rights granted was $10.94 per right during the six months ended June 30, 2006 and $9.00 per right during the six months ended June 30, 2005. The total intrinsic value of rights exercised during the six months ended June 30, 2006 and 2005 was $3.3 million and $1.6 million, respectively. As of June 30, 2006, the projected annual contributions under the plan are $8.1 million.
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
The phantom shares outstanding are recorded at fair market value on each reporting date. At June 30, 2006, the intrinsic value totaled $5.1 million on 127,000 phantom shares outstanding, reflecting a per share fair value of $39.96. At June 30, 2005, the intrinsic value totaled $4.7 million on 115,000 phantom shares outstanding, reflecting a per share fair value of $40.96. Cash payments during the six months ended June 30, 2006 totaled $49,000.
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
The shares outstanding under the plan are recorded at the grant date fair value, which is the fair value of the common stock of the Company on the date the deferred fees would ordinarily be paid in cash. At June 30, 2006, 96,000 shares were outstanding. The weighted-average grant date fair value per share was $43.65 and $36.58 during the six months ended June 30, 2006 and 2005, respectively. There were no shares issued under this plan during the six months ended June 30, 2006.

Note 18. Discontinued Operations
Discontinued operations for the three months and six months ended June 30, 2006 and June 30, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Sales	$—	$1.5	$—	$8.0

Operating income	$(0.1)	$0.2	$0.9	$1.3
Gain on sale	—	20.2	—	20.2
Income tax expense	—	(7.1)	(0.4)	(7.5)

Income from discontinued operations	$(0.1)	$13.3	$0.5	$14.0

Income from discontinued operations for the six months ended June 30, 2006 primarily represents insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.
On April 19, 2005, the Company completed the sale of JcAir Inc. (Test Systems) to Aeroflex Incorporated for $34 million in cash, net of expenses and purchase price adjustments. The gain on the sale of $13.1 million after tax was recorded in the three and six months ended June 30, 2005. Test Systems was previously reported in the Electronic Systems segment. The amount of goodwill included in the gain on the sale of Test Systems was $7.8 million.

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
Key Market Channels for Products and Services, Growth Drivers and our Highlights
We participate in three key market channels: commercial and general aviation airplane original equipment (OE); commercial and general aviation airplane aftermarket; and defense and space.
Commercial and General Aviation Airplane OE
Commercial and general aviation airplane OE includes sales of products and services for new airplanes produced by Airbus S.A.S. (Airbus) and The Boeing Company (Boeing), as well as regional, business and small airplane manufacturers.
The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models such as the Boeing 787 and 747-8 and the Airbus A380 and A350 XWB airplanes.
We have significant sales content on most of the airplanes manufactured in this market channel. We have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the more popular regional and general aviation airplanes. We were also awarded several new contracts for our products on airplanes currently in a pre-production stage, including the Airbus A380 and the Boeing 787 and 747-8, which should provide substantial future sales growth for us.

During 2005, orders for Airbus and Boeing commercial airplanes were at record levels, with many of the orders for deliveries beyond 2008. While orders for regional airplanes were not nearly as strong in 2005 as those for the larger airplanes, the unfilled backlog of orders remained substantial. During 2005, orders for general aviation airplanes, including business jets, continued to be strong as well. During 2006, orders for commercial airplanes were also strong. These orders are expected to generate substantial future sales for us.
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
We estimate that capacity in the global airline system, as measured by ASMs, will grow approximately 5 percent annually in 2006 through 2010. It is expected that the global airplane fleet will continue to grow in 2006 and beyond, as the OE manufacturers are expected to deliver more airplanes than are retired.
We have significant product content on most of the airplane models that are currently in service. We have benefited from good growth in ASMs, especially in Asia, and from the aging of the worldwide fleet of airplanes.
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
The market for our defense and space products is global, and is not dependent on any single program, platform or customer. While we anticipate fewer new platform starts over the next several years, which are expected to negatively affect defense and space OE sales, we anticipate that upgrades on existing platforms will be necessary and will provide long-term growth in this market channel. Additionally, we are participating in, and developing new products for, the rapidly expanding homeland defense, surveillance and reconnaissance markets, which should further strengthen our position in this market channel.

Long-term Sustainable Growth
We believe we are well positioned to continue to grow our commercial airplane and defense and space sales due to:
•	Awards for key products on important new programs, including the Airbus A380, the Boeing 787 and 747-8, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	Growing commercial airplane fleet, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing Airbus and regional and business airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel.
Quarter Ended June 30, 2006 Sales Content by Market Channel
During the quarter ended June 30, 2006, approximately 95 percent of our sales were from our three primary market channels (described above). Following is a summary of the percentage of sales by market channel:

Quarter Ended
June 30, 2006
Airbus Commercial OE	16%
Boeing Commercial OE	10%
Regional and General Aviation Airplane OE	7%

Total Commercial and General Aviation Airplane OE	33%

Large Commercial Airplane Aftermarket	27%
Regional and General Aviation Airplane Aftermarket	7%
Heavy Airplane Maintenance	3%

Total Commercial and General Aviation Airplane Aftermarket	37%

Total Defense and Space	25%

Other	5%

Total	100%

Summary Performance – Quarter Ended June 30, 2006 as Compared to the Quarter Ended June 30, 2005

	Quarter Ended June 30,
	2006	2005	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,483.2	$1,352.7	9.6%
Segment operating income	$202.7	$157.3	28.9%
Percent of sales	13.7%	11.6%

Income from continuing operations	$81.1	$62.4	30.0%

Net income	$81.0	$75.7	7.0%

Capital expenditures	$51.9	$39.6	31.1%

Net cash provided (used) by operating activities	$(10.7)	$90.6	(111.8)%

Diluted EPS:
Continuing operations	$0.64	$0.51	25.5%

Net income	$0.64	$0.61	4.9%

Our sales and income performance during the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 was driven primarily by sales growth in our commercial, regional and general aviation airplane market channels as follows:
•	Large commercial airplane OE sales increased 18 percent;

•	Regional, business and general aviation airplane OE sales increased 24 percent, led by strong sales growth for our aerostructures products;

•	Large commercial, regional and general aviation airplane aftermarket sales increased by 20 percent, with continued strong sales of our aerostructures products and services; and

•	Defense and space sales of both OE and aftermarket products and services decreased by about 6 percent. Defense and space sales growth in the Electronic Systems segment of 10 percent was more than offset by a decrease in sales in the Engine Systems segment due to completion of certain contracts in 2005.
Income from continuing operations during the quarters ended June 30, 2006 and 2005 was also impacted by the following:

	Quarter Ended
Income (Expense)	June 30, 2006			June 30, 2005			Increase (Decrease)
				(Dollars in millions, except diluted EPS)
	Before			Before			Before
	Tax	Net	Diluted	Tax	Net	Diluted	Tax	Net	Diluted
	Income	Income	EPS	Income	Income	EPS	Income	Income	EPS
Pension curtailment charge	$(10.9)	$(6.8)	$(0.05)	$—	$—	$—	$(10.9)	$(6.8)	$(0.05)

Pension expense, excluding curtailment charge	$(22.5)	$(14.1)	$(0.11)	$(27.3)	$(17.1)	$(0.14)	$4.8	$3.0	$0.03

Loss on exchange or extinguishment of debt	$(4.8)	$(3.0)	$(0.02)	$(5.7)	$(3.6)	$(0.03)	$0.9	$0.6	$0.01

A380 actuation systems costs to reserve for retrofit	$—	$—	$—	$(15.0)	$(9.4)	$(0.08)	$15.0	$9.4	$0.08

Foreign exchange rate impact, including net monetary asset remeasurement	$(11.1)	$(6.9)	$(0.05)	$1.7	$1.1	$0.01	$(12.8)	$(8.0)	$(0.06)

Pension expense during the quarter ended June 30, 2006 totaled $22.5 million as compared to $27.3 million during the quarter ended June 30, 2005. During the quarter ended June 30, 2006, we recorded a pension curtailment charge of $10.9 million related to the implementation of changes to our pension and retirement savings plans. Additionally, during the quarter ended June 30, 2006, we remeasured our U.S. pension plans, as was required following implementation of plan changes. Those remeasurements, which utilized higher discount rates which are more fully discussed in Note 10, Pensions and Postretirement Benefits to our Unaudited Condensed Consolidated Financial Statements, reduced pension expense for the quarter ended June 30, 2006 by $4.5 million.
During the quarter ended June 30, 2006, we exchanged more than $500 million of our long-term notes for similar notes of longer duration. The exchange reduces the amount of debt that matures in the years from 2008 to 2012 and the interest rates associated with the refinanced debt. We recorded a charge of $4.8 million for costs associated with the transaction. As a result of the transaction, we expect before tax interest savings of approximately $0.5 million per quarter, beginning in the quarter ending September 30, 2006. During the quarter ended June 30, 2005, we recorded premiums and other costs of $5.7 million associated with the early retirement of $100 million of long-term debt.
During the quarter ended June 30, 2005, we incurred charges and costs totaling $15 million associated with the A380 actuation program to reserve for costs associated with the retrofit of actuators.
During the quarter ended June 30, 2006, we reported an effective tax rate of 30.6 percent, including a net benefit of approximately 5 percentage points primarily related to the refund of prior year U.S. Research and Development (R&D) Credits connected with the Coltec tax litigation and for several additional settlements and refunds. During the quarter ended June 30, 2005, we reported an effective tax rate of 30.5 percent, which included a benefit for the elimination of certain valuation allowances against the net operating losses of a foreign subsidiary, partially offset by additional taxes related to repatriation of cash held in foreign subsidiaries pursuant to the American Jobs Creation Act. Our effective tax rate during the quarter ended June 30, 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the effective tax rate as of June 30, 2006 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
Net income as reported for the quarter ended June 30, 2005 included an after tax gain of $13.1 million ($0.10 per diluted share) on the sale of the JcAir Inc. (Test Systems) business.

Summary Performance – Six Months Ended June 30, 2006 as Compared to the Six Months Ended June 30, 2005

	Six Months Ended
	June 30,
	2006	2005	% Change
	(Dollars in millions, except diluted EPS)
Sales	$2,907.0	$2,628.2	10.6%
Segment Operating Income	$372.6	$307.9	21.0%
% of Sales	12.8%	11.7%

Income from Continuing Operations	$281.4	$119.2	136.1%

Net Income	$282.5	$133.2	112.1%

Capital expenditures	$95.1	$66.4	43.2%

Net Cash Provided by Operating Activities	$54.9	$107.4	(48.9)%

Diluted EPS:
Continuing Operations	$2.23	$0.97	129.9%

Net Income	$2.24	$1.08	107.4%

Our sales and income performance during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was driven primarily by sales growth in our commercial, regional and general aviation airplane market channels as follows:
•	Large commercial airplane OE sales increased 22 percent;

•	Regional, business and general aviation airplane OE sales increased 23 percent, led by strong sales growth for our aerostructures products;

•	Large commercial, regional and general aviation airplane aftermarket sales increased by 18 percent, with continued strong sales of our aerostructures products and services; and

•	Defense and space sales of both OE and aftermarket products and services decreased by about 4 percent. Defense and space sales growth in the Electronic Systems segment of 13 percent was more than offset by a decrease in sales in the Engine Systems segment due to completion of certain contracts in 2005.
Net income as reported for the six months ended June 30, 2005 included an after tax gain of $13.1 million ($0.10 per diluted share) on the sale of the Test Systems business.

     Income from continuing operations during the six months ended June 30, 2006 and 2005 was also impacted by the following:

	Six Months Ended
Income (Expense)	June 30, 2006			June 30, 2005			Increase (Decrease)
	Before			Before			Before
	Tax	Net	Diluted	Tax	Net	Diluted	Tax	Net	Diluted
	Income	Income	EPS	Income	Income	EPS	Income	Income	EPS
	(Dollars in millions, except
	diluted EPS)
Pension curtailment charge	$(10.9)	$(6.8)	$(0.05)	$—	$—	$—	$(10.9)	$(6.8)	$(0.05)

Pension expense, excluding curtailment charge	$(51.8)	$(32.4)	$(0.26)	$(49.1)	$(30.7)	$(0.25)	$(2.7)	$(1.7)	$(0.01)

Loss on exchange or extinguishment of debt	$(4.8)	$(3.0)	$(0.02)	$(5.7)	$(3.6)	$(0.03)	$0.9	$0.6	$0.01

A380 actuation systems costs to reserve for retrofit	$—	$—	$—	$(15.0)	$(9.4)	$(0.08)	$15.0	$9.4	$0.08

Net income tax settlements and refunds	$—	$139.0	$1.10	$—	$—	$—	$—	$139.0	$1.10

Foreign exchange rate impact, including net monetary asset remeasurement	$(12.0)	$(7.5)	$(0.06)	$4.0	$2.5	$0.02	$(16.0)	$(10.0)	$(0.08)

Share-base compensation, including the impact of the adoption of SFAS 123(R)	$(28.7)	$(17.9)	$(0.14)	$(19.2)	$(12.0)	$(0.10)	$ (9.5)	$(5.9)	$(0.04)

Pension expense during the six months ended June 30, 2006 totaled $51.8 million as compared to $49.1 million during the six months ended June 30, 2005. During the six months ended June 30, 2006, we recorded a pension curtailment charge of $10.9 million related to the implementation of changes to our pension and retirement savings plans. Additionally, during the six months ended June 30, 2006, we remeasured our U.S. pension plans, as was required following implementation of plan changes. Those remeasurements, which utilized higher discount rates which are more fully discussed in Note 10, Pensions and Postretirement Benefits to our Unaudited Condensed Consolidated Financial Statements, reduced pension expense for the six months ended June 30, 2006 by $4.5 million.
During the six months ended June 30, 2006, we exchanged more than $500 million of our long-term notes for similar notes of longer duration. The exchange reduces the amount of debt that matures in the years from 2008 to 2012 and the interest rates associated with the refinanced debt. We recorded a charge of $4.8 million for costs associated with the transaction. As a result of the transaction, we expect before tax interest savings of approximately $0.5 million per quarter, beginning in the quarter ending September 30, 2006. During the six months ended June 30, 2005, we recorded premiums and other costs of $5.7 million associated with the early retirement of $100 million of long-term debt.
During the six months ended June 30, 2005, we incurred charges totaling $15 million associated with the A380 actuation program to reserve for costs associated with the retrofit of actuators.
During the six months ended June 30, 2006, we reported an effective tax rate benefit of (29.1) percent, including a benefit of approximately 63 percentage points related to the Rohr and Coltec tax cases and for several additional settlements and refunds. The effective tax rate excluding the benefit related to these items is 33.9 percent for the six months ended June 30, 2006. During the six months ended June 30, 2005, we reported an effective tax rate of 32.6 percent, which included a benefit for the elimination of certain valuation allowances against the net operating losses of a foreign subsidiary, partially offset by additional taxes related to repatriation of cash held in foreign subsidiaries pursuant to the American Jobs Creation Act. Our effective tax rate during the six months ended June 30, 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the effective tax rate as of June 30, 2006 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.

Net income as reported for the six months ended June 30, 2005 included an after tax gain of $13.1 million ($0.10 per diluted share) on the sale of the Test Systems business.
Cash flow from operating activities for the six months ended June 30, 2006 was $54.9 million as compared to $107.4 million provided by operations for the six months ended June 30, 2005. The decrease in net cash from operations of $52.5 million was primarily due to a non-recurring cash outlay of approximately $97 million relating to the termination of our accounts receivable securitization program. The decrease was partially offset by the impact of net income and non-cash expenses on cash flow from operations during 2006.
Capital expenditures were $95.1 million for the six months ended June 30, 2006, as compared to $66.4 million for the six months ended June 30, 2005.
2006 Outlook
Based on the continuation of very strong commercial aftermarket sales in the quarter ended June 30, 2006, our sales to airlines and package carriers for large commercial and regional aircraft aftermarket parts and services are now expected to grow by about 10 percent in 2006, compared to 2005. Our other market assumptions for 2006, which are included below, are essentially unchanged from that provided in our Form 10-Q for the quarter ended March 31, 2006.
Based on the strong sales growth in the quarter ended June 30, 2006, and the current expectations for the second half of 2006, we now expect that full year 2006 sales will be in the range of $5.75 to $5.85 billion.
During the quarter ended June 30, 2006, we remeasured our U.S. pension plans, as was required following implementation of plan changes. Based on those remeasurements, which utilized a discount rate of 6.34 percent for the second half of 2006, we expect that full year 2006 pension expense, including the curtailment charge of $11 million, will be approximately $101 million, a reduction of $16 million before tax, compared to our previous expectations of $117 million for the full year 2006. Costs for our 401(k) savings plans are expected to increase by about $6 million in the second half of 2006, for a net benefit of approximately $10 million for 2006. We expect that approximately two-thirds of this benefit will be recognized in 2006.
The full year 2006 outlook for net income per diluted share has been adjusted for the pension and 401(k) items discussed above, and debt exchange costs incurred in the quarter ended June 30, 2006. Additionally, the outlook was adjusted to eliminate the previously expected gain from discontinued operations of $0.08 per diluted share related to the turbomachinery products transaction, which has now been terminated, and to reflect improved operational performance expectations for 2006.
The assumptions for 2006 foreign exchange and stock-based compensation expense are essentially unchanged from those previously provided and are included below. Our outlook assumes an effective tax rate for the full year 2006, excluding the settlements and refunds recorded in the six months ended June 30, 2006, of approximately 32 to 33 percent. This tax rate assumes that the U.S. Research and Development (R&D) credits will be reinstated by the U.S. Congress, retroactive to the beginning of 2006.
Based on these adjustments, we now expect our full year 2006 net income per diluted share to be in the range of $3.40 to $3.55.

We now expect cash flow from operations, minus capital expenditures, to be approximately break-even, including expected second half 2006 tax payments of approximately $140 million, which are directly associated with the Rohr and Coltec tax litigation, and the termination, in the quarter ended June 30, 2006, of our accounts receivable securitization program, which decreased cash flow from operations by approximately $97 million. This outlook continues to include significant cash expenditures for investments in programs such as the Boeing 787 Dreamliner and the Airbus A350 XWB, voluntary pension plan contributions, capital expenditures to support higher OE deliveries to Boeing and Airbus, and productivity initiatives that are expected to enhance margins over the long-term. We expect capital expenditures in 2006 to be in the range of $240 to $260 million.
The current sales, net income and cash flow from operations outlook for 2006 does not include resolution of the remaining items in the IRS examination cycle for our tax years through 1999, the impact of acquisitions or divestitures or resolution of potential remaining A380 contractual disputes with Northrop Grumman.
Our 2006 outlook is based on the following market assumptions. The assumptions are essentially unchanged from the assumptions discussed in our Form 10-Q for the quarter ended March 31, 2006.
•	We expect deliveries of Airbus and Boeing large commercial aircraft to increase by more than 20 percent in 2006 compared to 2005, and by a somewhat lesser amount in 2007, including the expected reduction of A380 deliveries in 2006 and 2007. Our sales of large commercial aircraft OE products are projected to increase by approximately 15 percent in 2006. This expected growth rate is lower than the growth rate in aircraft deliveries because many of our products are delivered well in advance of manufacturers’ deliveries to their customers, causing sales to occur in 2005 for planes to be delivered well into 2006.

•	Capacity in the global airline system, as measured by available seat miles (ASMs), is expected to continue to grow approximately 5 percent in 2006, compared to 2005. Our sales to airlines and package carriers for large commercial and regional aircraft aftermarket parts and services are now expected to grow by about 10 percent in 2006, compared to 2005.

•	Total regional and business aircraft production is expected to be flat or slightly down in 2006, compared to 2005, as deliveries of business jets are expected to increase, partially offsetting the expected decrease in regional aircraft deliveries. Deliveries to Embraer in support of its EMBRAER 190 aircraft, which includes a significant amount of our content, are expected to enable us to substantially increase our OE sales in this market channel for the full year 2006, compared to 2005.

•	Defense and space sales (OE and aftermarket) are expected to be relatively flat to slightly down in 2006, compared to 2005. Sales for the C-5 Reliability Enhancement and Re-engining Program are expected to temporarily decrease in 2006, and sales of military aftermarket products are also expected to decline in the customer services business. These decreases are expected to be largely offset by strong growth in the sales of defense and space products in our optical and space systems business.

As also noted in our Form 10-Q for the quarter ended March 31, 2006, the 2006 outlook includes significant increases in costs associated with foreign exchange and stock-based compensation as discussed below. The assumptions discussed below are essentially unchanged from those previously disclosed:
•	Foreign exchange – We are currently more than 90 percent hedged for our expected 2006 foreign exchange exposure. Based on these hedges and current market conditions, we expect that foreign currency translation related to sales and expenses denominated in currencies other than the U.S. dollar will have an unfavorable impact of approximately $26 million before tax ($16 million after tax, or $0.13 per diluted share) during 2006, compared to 2005, as gains from hedges maturing in 2006 will be less than gains realized in 2005.

•	Stock-based compensation – We implemented FAS 123, prospectively, and a new stock option and restricted stock unit program on January 1, 2004. The cost of each annual restricted stock unit grant is amortized over a five-year vesting period. Consequently, expense increases year-over-year as each new restricted stock unit grant is added. Also, under the provisions of FAS 123(R), beginning in 2006, we have recognized the value of stock options and restricted stock units granted to all employees who are eligible for retirement, or who will become eligible for retirement prior to the normal vesting date, on an accelerated basis. In total, these items resulted in an increase in stock-based compensation expense, for 2006 compared to 2005, of approximately $13 million before tax ($8 million after tax, or $0.06 per diluted share).
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

At June 30, 2006, we have seven types of share-based compensation awards outstanding, which are described more fully in Note 17, “Share-Based Compensation Plans,” to our Unaudited Condensed Consolidated Financial Statements. Because we adopted the accounting provisions of SFAS 123 effective January 1, 2004, the compensation cost recognized in accordance with SFAS 123 during the years ended December 31, 2004 and 2005 should be consistent with the cost that would have been recorded under SFAS 123(R), except for the following differences between the two statements:
•	SFAS 123(R) requires entities to apply the same attribution method to all awards subject to graded vesting. We have two types of share-based compensation awards that are subject to graded vesting: stock options and restricted stock units. These awards are described more fully in Note 17, “Share-Based Compensation Plans,” to our Unaudited Condensed Consolidated Financial Statements. In the years prior to January 1, 2006, stock options were accounted for under the straight-line attribution method and restricted stock units were accounted for under the accelerated attribution method. Effective upon the adoption of SFAS 123(R), we made a policy election to apply the straight-line method to all share-based awards that are subject to graded vesting. As a result of this election, the straight-line method being applied to restricted stock unit grants would have calculated before tax compensation expense during the six months ended June 30, 2005 higher than the previous method of accounting by approximately $1.6 million ($1 million after tax). As a result of applying the straight-line method, we expect that before tax compensation expense recognized during the twelve months ending December 31, 2006 will be approximately $1 million lower than it would have been under the accelerated method.

•	We previously accounted for forfeitures as they occurred. Under SFAS 123(R), we are required to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Effective January 1, 2006, we recorded income of $1.8 million ($1.1 million after tax, or $0.01 per diluted share) to adjust previously recognized compensation cost on unvested awards to the amount of compensation cost recognized had forfeitures been estimated. This amount was recorded as a cumulative effect of a change in accounting.

•	In accordance with SFAS 123, we previously recorded compensation cost on performance unit awards, described more fully in Note 17, “Share-Based Compensation Plans,” to our Unaudited Condensed Consolidated Financial Statements, using the intrinsic-value method. However, SFAS 123(R) requires liability awards to be accounted for using the fair value method. One-half of our performance unit awards have a market condition, which must be considered in the determination of fair value. Effective January 1, 2006, we recorded expense of $0.9 million ($0.5 million after tax) to adjust previously recognized compensation cost on vested performance unit awards to the amount of compensation recognized had the fair value of the awards been recorded prior to the adoption of SFAS 123(R). This amount was recorded as a cumulative effect of a change in accounting.

•	Prior to the adoption of SFAS 123(R), we presented all excess tax benefits of deductions resulting from share-based payments as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax deductions in excess of the compensation cost to be classified as financing cash flows. The $4 million excess tax benefit was classified as a financing cash inflow during the six months ended June 30, 2006.

•	Compensation expense on share-based payment grants made subsequent to January 1, 2006 to retirement eligible individuals will be recognized over the requisite service period (i.e., through date of retirement eligibility). In accordance with SEC guidance, expense related to grants prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit vesting period, which is generally three or five years, with acceleration of any remaining unrecognized compensation cost when an employee actually retires. As a result of applying this provision of SFAS 123(R), before tax compensation cost of approximately $12 million ($7 million after tax, or $0.06 per diluted share) was recognized during the six months ended June 30, 2006, which is approximately $10 million higher than recorded under the previous method. Applying this provision to all awards granted subsequent to December 31, 1994 (the effective date of SFAS 123) would have calculated higher before tax compensation cost during the six months ended June 30, 2005 by approximately $7 million. For the year ending December 31, 2006, we expect that before tax compensation cost will be approximately $9 million higher than under the previous method.
The compensation cost that has been recorded for share-based compensation awards during the six months ended June 30, 2006 totaled $28.7 million ($17.9 million after tax, or $0.14 per diluted share) as compared to $19.2 million ($12 million after tax, or $0.10 per diluted share) during the six months ended June 30, 2005. The increase of $9.5 million was primarily driven by approximately $10 million of incremental compensation expense recognized during the six months ended June 30, 2006 as a result of recognizing an accelerated portion of the total compensation expense on 2006 awards granted to employees who are retirement eligible or will become retirement eligible prior to the normal vesting date. As of June 30, 2006, total compensation cost related to nonvested share-based compensation awards not yet recognized totaled $50.6 million, which is expected to be recognized over a weighted-average period of 1.9 years. The compensation cost recorded for share-based compensation during the quarter ended June 30, 2006 totaled $6.9 million as compared to $7.8 million during the quarter ended June 30, 2005.
Quarter Ended June 30, 2006 Compared with Quarter Ended June 30, 2005

	Quarter Ended
	June 30,
	2006	2005
	(Dollars in millions)
Sales	$1,483.2	$1,352.7

Segment operating income	$202.7	$157.3
Corporate general and administrative costs	(23.9)	(21.2)
Pension curtailment	(10.9)	—

Total operating income	167.9	136.1
Net interest expense	(30.2)	(32.0)
Other income (expense) — net	(20.9)	(14.3)
Income tax expense	(35.7)	(27.4)

Income from continuing operations	81.1	62.4
Income (loss) from discontinued operations	(0.1)	13.3

Net income	$81.0	$75.7

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs of $23.9 million for the quarter ended June 30, 2006 increased $2.7 million, or 12.7 percent, from $21.2 million for the quarter ended June 30, 2005 primarily due to costs of approximately $4 million relating to the implementation of a common enterprise resource planning (ERP) system.

Corporate general and administrative costs as a percentage of sales were 1.6 percent in the quarters ended June 30, 2006 and 2005.
Net interest expense of $30.2 million in the quarter ended June 30, 2006 decreased $1.8 million, or 5.6 percent, from $32 million in the quarter ended June 30, 2005, primarily due to lower debt levels in 2006.
Other income (expense) — net increased by $6.6 million to expense of $20.9 million in the quarter ended June 30, 2006 from expense of $14.3 million in the quarter ended June 30, 2005 as a result of a $6.5 million increase in expenses related to divested businesses.
For the quarter ended June 30, 2006, we reported an effective tax rate of 30.6 percent, including a net benefit of approximately 5 percentage points primarily related to the refund of prior year R&D Credits connected with the Coltec tax litigation and for several additional settlements and refunds. During the quarter ended June 30, 2005, we reported an effective tax rate of 30.5 percent, which included a benefit for the elimination of certain valuation allowances against the net operating losses of a foreign subsidiary, partially offset by additional taxes related to repatriation of cash held in foreign subsidiaries pursuant to the American Jobs Creation Act. Our effective tax rate during the quarter ended June 30, 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the effective tax rate as of June 30, 2006 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
Income from discontinued operations, after tax, includes primarily the after tax gain on the sale of Test Systems of $13.1 million that was recorded in the quarter ended June 30, 2005.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in millions)
Sales	$2,907.0	$2,628.2

Segment operating income	$372.6	$307.9
Corporate general and administrative costs	(51.1)	(41.7)
Pension curtailment	(10.9)	—

Total operating income	310.6	266.2
Net interest expense	(61.1)	(65.0)
Other income (expense) — net	(31.5)	(24.4)
Income tax benefit (expense)	63.4	(57.6)

Income from continuing operations	281.4	119.2
Income from discontinued operations	0.5	14.0
Cumulative effect of change in accounting	0.6	—

Net income	$282.5	$133.2

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs of $51.1 million for the six months ended June 30, 2006 increased $9.4 million, or 22.5 percent, from $41.7 million for the six months ended June 30, 2005 primarily due to the following:
•	Higher costs related to the ERP implementation of approximately $5 million;

•	Higher salary and benefits resulting from inflationary increases of approximately $3 million; and

•	Higher incentive compensation, including the adoption of SFAS 123(R), of approximately $2 million.
Corporate general and administrative costs as a percentage of sales were 1.8 percent in the six months ended June 30, 2006 and 1.6 percent in the six months ended June 30, 2005, as a result of the factors noted above.
Net interest expense of $61.1 million for the six months ended June 30, 2006 decreased $3.9 million, or 6 percent, from $65 million for the six months ended June 30, 2005, primarily due to lower debt levels in 2006.
Other income (expense) — net increased by $7.1 million to expense of $31.5 million for the six months ended June 30, 2006 from expense of $24.4 million for the six months ended June 30, 2005, primarily as a result of a $6.5 million increase in expenses related to divested businesses.
For the six months ended June 30, 2006, we reported an effective tax rate benefit of (29.1) percent, including a benefit of approximately 63 percentage points related to the Rohr and Coltec tax settlements and for several additional settlements and refunds. The effective tax rate excluding the benefit related to these items is 33.9 percent for the six months ended June 30, 2006. During the six months ended June 30, 2005, we reported an effective tax rate of 32.6 percent, which included a benefit for the elimination of certain valuation allowances against the net operating losses of a foreign subsidiary, partially offset by additional taxes related to repatriation of cash held in foreign subsidiaries pursuant to the American Jobs Creation Act. Our effective tax rate during the six months ended June 30, 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the effective tax rate as of June 30, 2006 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
Income from discontinued operations, after tax, represents the after tax gain on the sale of Test Systems of $13.1 million that was recorded in the six months ended June 30, 2005. Income from discontinued operations for Test Systems included net income of $0.9 million in the six months ended June 30, 2005.
The cumulative effect from the change in accounting resulted in a gain of $0.6 million from the adoption of SFAS 123(R) on January 1, 2006 as previously discussed.

BUSINESS SEGMENT PERFORMANCE
Our operations are reported as three business segments: Engine Systems, Airframe Systems and Electronic Systems. An analysis of net customer sales and operating income by business segment follows.
In the following table, segment operating income is total segment revenue reduced by operating expenses directly identifiable with that business segment except for the pension curtailment which was not allocated to our segments.
Quarter Ended June 30, 2006 Compared with Quarter Ended June 30, 2005

	Quarter Ended June 30,
			%	% of Sales
	2006	2005	Change	2006	2005
	(Dollars in millions)
NET CUSTOMER SALES
Engine Systems	$634.6	$565.8	12.2
Airframe Systems	488.6	464.0	5.3
Electronic Systems	360.0	322.9	11.5

Total Sales	$1,483.2	$1,352.7	9.6

SEGMENT OPERATING INCOME
Engine Systems	$128.9	$108.8	18.5	20.3	19.2
Airframe Systems	28.0	10.8	159.3	5.7	2.3
Electronic Systems	45.8	37.7	21.5	12.7	11.7

Segment Operating Income	$202.7	$157.3	28.9	13.7	11.6

Engine Systems: Engine Systems segment sales of $634.6 million in the quarter ended June 30, 2006 increased $68.8 million, or 12.2 percent, from $565.8 million in the quarter ended June 30, 2005. The increase was due to the following:
•	Higher large commercial airplane OE and aftermarket (including maintenance, repair and overhaul (MRO)) volume of approximately $96 million primarily in our aerostructures and customer services businesses; and

•	Higher sales volume of approximately $14 million of regional and business OE and aftermarket products primarily from our aerostructures business.
The increase in sales was partially offset by a decline in defense sales volume in our aerostructures and customer services businesses of approximately $36 million.
Engine Systems segment operating income of $128.9 million in the quarter ended June 30, 2006 increased $20.1 million, or 18.5 percent, from $108.8 million in the quarter ended June 30, 2005. Segment operating income was higher due to higher sales volume as described above generating segment operating income of approximately $33 million.
The increase in the Engine Systems segment operating income was partially offset by higher costs of approximately $12 million, including increased costs for research and development, primarily for the development of the Boeing 787 and the Airbus A350 XWB programs, higher incentive compensation, higher warranty costs and unfavorable foreign exchange translation.

On June 20, 2006, we announced that the April 11, 2006 agreement to sell our turbomachinery products business had been terminated. We expect to continue to operate and report turbomachinery products as a continuing operation.
Airframe Systems: Airframe Systems segment sales of $488.6 million for the quarter ended June 30, 2006 increased $24.6 million, or 5.3 percent, from $464 million for the quarter ended June 30, 2005. The increase was primarily due to higher sales volume of approximately $43 million in landing gear commercial airplane OE and aftermarket, and defense OE products. Partially offsetting this increase were factors including:
•	Lower sales in actuation systems of approximately $10 million driven primarily by lower volume and an unfavorable foreign exchange translation impact; and

•	Lower volume of airframe heavy maintenance sales of approximately $9 million.
Airframe Systems segment operating income of $28 million for the quarter ended June 30, 2006 increased $17.2 million, or 159.3 percent, from $10.8 million for the quarter ended June 30, 2005. This increase in operating income was a result of the following:
•	The absence of a $15.1 million charge recorded in the quarter ended June 30, 2005 for the retrofit of redesigned motor drive electronics for the A380 actuation systems, including supplier claims and a related asset impairment, not recurring in the current period; and

•	Lower research and development costs of approximately $6 million, primarily in our actuation systems business.
Partially offsetting these factors was an unfavorable impact of approximately $7 million related to foreign exchange translation, primarily in the actuation systems and landing gear businesses.
Electronic Systems: Electronic Systems segment sales of $360 million in the quarter ended June 30, 2006 increased $37.1 million, or 11.5 percent, from $322.9 million in the quarter ended June 30, 2005. The increase was primarily due to:
•	Higher sales volume of approximately $16 million, including sales from Sensors Unlimited (SUI) which was acquired in the fourth quarter of 2005, and from our defense and space OE primarily in our optical and space, fuel and utility, sensors and power systems businesses;

•	Higher sales volume of approximately $9 million of regional and general aviation airplane OE products in our sensors, lighting and power systems businesses; and

•	Higher sales volume of $8 million of large commercial airplane OE and aftermarket products in sensors, lighting and power systems businesses.
Electronic Systems segment operating income of $45.8 million in the quarter ended June 30, 2006 increased $8.1 million, or 21.5 percent, from $37.7 million in the quarter ended June 30, 2005. Segment operating income was higher due to:

•	Higher sales volume as described above generating segment operating income of approximately $14 million, which includes operating income from SUI that was acquired during the fourth quarter 2005; and

•	Favorable sales mix in our aircraft interior products, optical and space systems, lighting systems and power systems businesses, which generated segment operating income of approximately $3 million.
The increase in segment operating income was partially offset by:
•	Higher operating costs of approximately $7 million, including warranty and pension expenses; and

•	Unfavorable foreign exchange translation of approximately $2 million.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

	Six Months Ended June 30,
			%	% of Sales
	2006	2005	Change	2006	2005
	(Dollars in millions)
NET CUSTOMER SALES
Engine Systems	$1,245.1	$1,093.9	13.8
Airframe Systems	958.9	906.7	5.8
Electronic Systems	703.0	627.6	12.0

Total Sales	$2,907.0	$2,628.2	10.6

SEGMENT OPERATING INCOME
Engine Systems	$247.6	$199.3	24.2	19.9	18.2
Airframe Systems	42.3	38.6	9.6	4.4	4.3
Electronic Systems	82.7	70.0	18.1	11.8	11.2

Segment Operating Income	$372.6	$307.9	21.0	12.8	11.7

Engine Systems: Engine Systems segment sales of $1,245.1 million for the six months ended June 30, 2006 increased $151.2 million, or 13.8 percent, from $1,093.9 million for the six months ended June 30, 2005. The increase was due to the following:
•	Higher commercial OE and aftermarket (including MRO) volume of approximately $183 million primarily in our aerostructures, engine controls and customer services businesses; and

•	Higher sales volume of approximately $26 million of regional and business OE products primarily from our aerostructures business.
The increase in sales was partially offset by a decline in defense sales volume in our aerostructures and customer services businesses of approximately $61 million.

Engine Systems segment operating income of $247.6 million for the six months ended June 30, 2006 increased $48.3 million, or 24.2 percent, from $199.3 million for the six months ended June 30, 2005. Segment operating income was higher due to:
•	Higher sales volume as described above generating operating income of approximately $70 million; and

•	Lower net cumulative catch-up charges of approximately $3 million in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 on several long-term contracts in our aerostructures business.
The increase in the Engine Systems segment operating income was partially offset by approximately $22 million of increased costs for research and development, primarily for the development of the Boeing 787 and the Airbus A350 XWB programs, higher incentive compensation, higher warranty costs and unfavorable foreign currency translation.
Airframe Systems: Airframe Systems segment sales of $958.9 million for the six months ended June 30, 2006 increased $52.2 million, or 5.8 percent, from $906.7 million for the six months ended June 30, 2005. The increase was primarily due to higher sales volume of approximately $79 million of landing gear commercial OE, aftermarket and military products, partially offset by the following factors:
•	Lower volume of airframe heavy maintenance sales of approximately $26 million;

•	Lower sales in our actuation systems business of approximately $5 million primarily driven by an unfavorable foreign exchange impact; and

•	Lower volume in our wheels and brakes business of approximately $5 million, which was primarily driven by a decrease in military volume.
Airframe Systems segment operating income of $42.3 million for the six months ended June 30, 2006 increased $3.7 million, or 9.6 percent, from $38.6 million for the six months ended June 30, 2005. This increase in segment operating income was due to:
•	The absence of a $15.1 million charge recorded in the six months ended June 30, 2005 for the retrofit of redesigned motor drive electronics for the A380 actuation systems, including supplier claims and a related asset impairment, not recurring in the current period; and

•	Lower research and development costs of approximately $11 million, primarily in the actuation systems business.
Partially offsetting these factors was the impact of higher operating costs of $14 million, primarily in the wheel and brake and landing gear businesses, and $8 million relating to an unfavorable foreign exchange translation charge against segment operating income in the actuation systems and landing gear businesses.

Electronic Systems: Electronic Systems segment sales of $703 million for the six months ended June 30, 2006 increased $75.4 million, or 12 percent, from $627.6 million for the six months ended June 30, 2005. The increase was primarily due to:
•	Higher sales volume of approximately $37 million of defense and space OE and aftermarket products primarily in our optical and space, fuel and utility, sensors and power systems businesses, partially offset by a decline in sales volume in our propulsion systems business;

•	Higher sales volume of $20 million of large commercial OE and aftermarket products in virtually all of our business units;

•	Higher sales volume of approximately $12 million of regional and general aviation airplane OE and aftermarket products in our sensors, lighting and power systems businesses; and

•	Sales of approximately $9 million from SUI, which was acquired during the fourth quarter 2005.
Electronic Systems segment operating income of $82.7 million for the six months ended June 30, 2006 increased $12.7 million, or 18.1 percent, from $70 million for the six months ended June 30, 2005. Segment operating income was higher due to:
•	Higher sales volume as described above generating segment operating income of approximately $28 million, which includes operating income from SUI; and

•	Favorable mix in our power systems, optical and space systems and aircraft interior products businesses of approximately $6 million.
The increase in segment operating income was partially offset by:
•	Increased operating costs of approximately $16 million, including warranty expense and incentive compensation expenses; and

•	Increased investments of approximately $5 million in research and development and new product introduction costs in our optical and space, sensors, and fuel and utility businesses to support new programs.
Future Restructuring and Consolidation Costs for Programs Announced and Initiated
During 2005, we announced and initiated a restructuring program to downsize a German facility in our Electronic Systems segment with partial transfers of operations to existing facilities in Florida and India. The goal of this project is to reduce operating costs and foreign exchange exposure. The total restructuring cost is expected to be approximately $15 million, of which approximately $9.3 million relates to costs yet to be incurred in the remainder of 2006 and 2007. Approximately $2 million was paid in the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES
We currently expect to fund expenditures for capital requirements, including the implementation of a common ERP system, as well as liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and also provide adequate financial flexibility.
Cash
At June 30, 2006, we had cash and marketable securities of $208.4 million, as compared to $251.3 million at December 31, 2005.
Credit Facilities
We have a $500 million committed global syndicated revolving credit facility that expires in May 2011. In May 2006, we exercised an option within the credit facility to extend the maturity of the facility by one year from May 2010 to May 2011. This facility permits borrowing, including letters of credit, up to a maximum of $500 million. At June 30, 2006, there were $34.9 million in borrowings (classified as long-term debt) and $19.7 million in letters of credit outstanding under this facility. At December 31, 2005, there were $34.9 million in borrowings and $19.6 million in letters of credit outstanding under this facility.
The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of June 30, 2006, we had borrowing capacity under this facility of $445.4 million, after reductions for borrowings and letters of credit outstanding under the facility.
At June 30, 2006, we maintained $75 million of uncommitted domestic money market facilities and $128.3 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of June 30, 2006, there was $31 million outstanding under these facilities. At December 31, 2005, we maintained $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with $22.4 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.
Our credit facilities do not contain any credit rating downgrade triggers that would accelerate the maturity of our indebtedness. However, a ratings downgrade would result in an increase in the interest rate and fees payable under our committed syndicated revolving credit facility. Such a downgrade also could adversely affect our ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such new facilities. In May 2006, Standard & Poor’s Rating Services raised our credit rating to BBB from BBB- which reduced our facility fee from 15 basis points per annum to 12.5 basis points per annum.

Long-Term Financing
At June 30, 2006, we had long-term debt and capital lease obligations, including current maturities, of $1,721 million with maturities ranging from 2006 to 2046. Long-term debt includes $34.9 million borrowed under the committed revolving syndicated credit facility to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act. The earliest maturity of a material long-term debt obligation is April 2008. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.
In June 2006, we exchanged the following notes for $290.7 million principal amount of a new series of 6.29 percent notes due in 2016:
•	$177.9 million principal amount of our 7.50 percent notes due in 2008;

•	$32.7 million principal amount of our 6.45 percent notes due in 2008; and

•	$80.1 million principal amount of our 6.60 percent notes due in 2009.
In June 2006, we exchanged $242.5 million principal amount of our outstanding 7.625 percent notes due 2012 for $254.6 million principal amount of a new series of our 6.80 percent notes due in 2036. We paid an aggregate cash premium of $8.6 million to exchange the 6.29 percent notes due in 2016 and paid an aggregate premium of $24 million, including $12 million in cash and $12 million financed by issuing additional notes, for the exchange of the 6.80 percent notes due 2036. The premiums will be amortized over the lives of the new notes. We recorded $4.8 million of transaction costs associated with the exchange offers in other income (expense) – net during the quarter ended June 30, 2006.
The 6.29 percent notes due in 2016 and the 6.80 percent notes due in 2036 were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) to holders of the previously outstanding notes who certified certain matters to us, including their status as “qualified institutional buyers” as defined in Rule 144A under the Securities Act. As required by a registration rights agreement entered into with the holders of the new notes, we are required to register under the Securities Act additional notes of the same series to be offered in exchange for the currently outstanding 6.29 percent notes due in 2016 and 6.80 percent notes due in 2036.
In June 2006, we entered into $288.5 million of treasury locks to offset changes in the issue price of the 6.29 percent notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.50 percent notes due in 2008, 6.45 percent notes due in 2008 and 6.60 percent notes due in 2009 attributable to movements in treasury rates prior to the exchange date. We paid $0.3 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the quarter ended June 30, 2006 and will be amortized over the life of the 6.29 percent notes due 2016. In June 2006, we also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.80 percent notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625 percent notes due in 2012 due to movements in treasury rates prior to the exchange date. We paid $1.9 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the quarter ended June 30, 2006 and will be amortized over the life of the 6.80 percent notes due 2036.

In June 2006, we terminated $7 million of a $50 million fixed-to-floating interest rate swap on our 6.45 percent notes due in 2008. We paid $0.3 million in cash to terminate this portion of the interest rate swap and the amount was recorded as an expense in other income (expense) – net during the quarter ended June 30, 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange of the 6.45 percent notes due in 2008.
Off-Balance Sheet Arrangements
We utilize several forms of off-balance sheet financing arrangements. At June 30, 2006, these arrangements included:

	Undiscounted
	Minimum
	Future Lease	Receivables
	Payments	Sold
	(Dollars in millions)
Tax advantaged operating leases	$19.3
Standard operating leases	133.4

	$152.7

Short-term Receivables securitization program		$—
Lease Agreements
We finance some of our office and manufacturing facilities and machinery and equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Some of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease aircraft and equipment having a maximum unamortized value of $55 million at June 30, 2006. At June 30, 2006, $19.3 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $133.4 million at June 30, 2006.
Additionally, at June 30, 2006, we had guarantees of residual values of lease obligations of $24.8 million. The residual values relate to corporate aircraft and equipment which we are obligated to either purchase at the end of the lease term or remarket.
Under some of these operating lease agreements, we receive rent holidays, which represent periods of free or reduced rent. Rent holidays are recorded as a liability and recognized on a straight-line basis over the lease term. In addition, we may receive incentives or allowances from the lessor as part of the lease agreement. We recognize these payments as a liability and amortize them as reductions to lease expense over the lease term. We capitalize leasehold improvements and amortize them over the shorter of the lease term or the asset’s useful life.
Sale of Receivables
Effective June 30, 2006, we terminated the variable rate trade receivables securitization program. The outstanding balance of $97.1 million was repaid during the quarter ended June 30, 2006.

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
The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates that impact our U.S. Dollar sales for certain foreign operations. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our Consolidated Balance Sheet at fair value with the net change in fair value reflected in accumulated other comprehensive income/(loss), net of deferred taxes. The notional value of the forward contracts at June 30, 2006 was $1,715 million. The fair value of the forward contracts at June 30, 2006, was a net asset of $89.2 million, including:
•	$47.3 million recorded as a current asset in Prepaid expenses; and

•	$51.7 million recorded as a non-current asset in other assets; partially offset by,

•	$9.7 million recorded as a current liability in accrued expenses; and

•	$0.1 million recorded as a non-current liability in other non-current liabilities.
The total fair value of our forward contracts of $89.2 million (before deferred taxes of $31.3 million) at June 30, 2006, combined with $0.3 million of gains on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in accumulated other comprehensive income and will be reflected in income as the earnings are affected by the hedged items. As of June 30, 2006, the portion of the $89.5 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a net gain of $37.9 million.
In June 2006, we entered into treasury locks and reverse treasury locks in connection with our long-term debt exchange offers. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the treasury locks were accounted for as cash flow hedges. We entered into $288.5 million of treasury locks to offset changes in the issue price of our 6.29 percent notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.50 percent notes due in 2008, 6.45 percent notes due in 2008 and 6.60 percent notes due in 2009 attributable to movements in treasury rates prior to the exchange date. We paid $0.3 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the quarter ended June 30, 2006, and will be amortized over the life of the 6.29 percent notes due 2016. In June 2006, we also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.80 percent notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625 percent notes due in 2012 attributable to movements in treasury rates prior to the exchange date. We paid $1.9 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the quarter ended June 30, 2006 and will be amortized over the life of the 6.80 percent notes due 2036.
Fair Value Hedges
We enter into interest rate swaps to increase our exposure to variable interest rates. We have the following interest rate swaps outstanding as of June 30, 2006.
•	A $43 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2008; and

•	Two $50 million fixed-to-floating interest rate swaps on the 7.50 percent notes due in 2008.
In June 2006, we terminated $7 million of a $50 million fixed-to-floating interest rate swap on our 6.45 percent notes due in 2008 in connection with our long-life debt exchange offers. We paid $0.3 million in cash to terminate this portion of the interest rate swap, which was recorded as an expense in other income (expense) — net during the quarter ended June 30, 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange, of the 6.45 percent notes due in 2008.
The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability/(loss) of $5.2 million at June 30, 2006.
Other Forward Contracts
As a supplement to our foreign exchange cash flow hedging program, we enter into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in cost of sales in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of June 30, 2006, we had forward contracts with a notional value of $76.6 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $154 million to buy Euros and forward contracts with a notional value of $29.9 million to sell Canadian Dollars.
CASH FLOW
The following table summarizes our cash flow activity for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,
Net Cash Provided by (Used by):	2006	2005
	(Dollars in millions)
Operating activities of continuing operations	$54.9	$107.4
Investing activities of continuing operations	$(93.7)	$(70.4)
Financing activities of continuing operations	$(20.2)	$(106.7)
Discontinued operations	$11.2	$27.2

Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005
Operating Activities of Continuing Operations
Net cash provided by operating activities decreased $52.5 million from $107.4 million during the six months ended June 30, 2005 to $54.9 million during the six months ended June 30, 2006. The decrease in net cash from operations was primarily due to a non-recurring cash outlay of approximately $97 million related to the termination of our accounts receivable securitization program, which was partially offset by higher net income after consideration of non-cash expenses and improved management of working capital. Net cash provided by operating activities included worldwide pension contributions of $13.3 million and $6.9 million, respectively, for the six months ended June 30, 2006 and 2005.
During 2006, we continue to expect to contribute $100 million to $125 million to our worldwide qualified and non-qualified pension plans and to make payments of $36 million related to our postretirement benefit plans.
Investing Activities of Continuing Operations
Net cash used by investing activities was $93.7 million in the six months ended June 30, 2006 and $70.4 million in the six months ended June 30, 2005. Net cash used by investing activities for the six months ended June 30, 2006 included capital expenditures of $95.1 million. Net cash used by investing activities in the six months ended June 30, 2005 included capital expenditures of $66.4 million and an acquisition of the minority interest in one of our businesses of $8.8 million.
We continue to expect capital expenditures in 2006 to be in the range of $240 million to $260 million, reflecting increased cash expenditures for investments in programs such as the Boeing 787 and the Airbus A350 XWB, capital expenditures to support higher OE deliveries to Airbus and Boeing and productivity initiatives that are expected to enhance long-term margins. The breakdown of expected 2006 capital expenditures by segment is as follows:

Segment	Percent
Engines	41%
Airframe	31%
Electronics	20%
Corporate	8%

100%

Financing Activities of Continuing Operations
Net cash used by financing activities was $20.2 million in the six months ended June 30, 2006, compared to $106.7 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, we exchanged $533.2 million principal amount of our long-term notes for similar notes of longer duration and paid cash premiums of $20.5 million. The exchange reduces the amount of debt that matures in the years from 2008 to 2012 and the interest rates associated with the refinanced debt. We paid $3.5 million during the six months ended June 30, 2006 for costs associated with the transaction. During the six months ended June 30, 2006, we issued common stock for $46.1 million, primarily through the exercise of stock options, which was offset by dividends paid to our shareholders of $49.8 million. During the six months ended June 30, 2005, we redeemed $100 million of our 6.45 percent notes due in 2007 for approximately $106 million. Also during the six months ended June 30, 2005, we issued common stock for $51.3 million, primarily from the exercise of stock options, and paid dividends to shareholders of $47.9 million.
Discontinued Operations
Net cash provided by discontinued operations was $11.2 million in the six months ended June 30, 2006 primarily from insurance settlements, net of tax, with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation. Net cash provided by discontinued operations in the six months ended June 30, 2005 included proceeds of $27.2 million from the sale of Test Systems.
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
Our Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $78.2 million and $81 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, $15.1 million and $18.3 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At June 30, 2006 and December 31, 2005, $32.6 million and $31.4 million, respectively, was associated with ongoing operations and $45.6 million and $49.6 million, respectively, was associated with businesses previously disposed of or discontinued.
The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. We expect that we will expend present accruals over many years, and will generally complete remediation in less than 30 years at all sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.
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
The KWELM insolvent fund managers made additional settlement distributions to us during the six months ended June 30, 2006 and during the year ended December 31, 2005 totaling $1.8 million and $11.3 million, respectively, following completion of the insolvent scheme of arrangement process in the United Kingdom. The additional distribution was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods. One final distribution may be made depending on the final valuation of KWELM.
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
Guarantees
At June 30, 2006, we had an outstanding contingent liability for guarantees of debt and lease payments of $2.3 million, letters of credit and bank guarantees of $54.7 million and residual value of lease obligations of $24.8 million.
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
We have certain contracts and subcontracts that contain DFARS 252.225-7014 (Alternate I). Delivering supplies and/or submitting payment requests for supplies that do not comply with DFARS 252.225-7014 (Alternate I), when applicable, could subject us to potentially significant penalties if the non-compliance is not disclosed to the purchaser. In addition, disclosing any non-compliance with this DFARS clause can result in customers not accepting or conditionally accepting the non-compliant supplies. We are continuing to evaluate our compliance with the clause and are unable at this time to estimate the financial effect on us that may be associated with any non-compliance.
Tax
We are continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by us are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements. As of June 30, 2006, we had recorded tax contingency reserves of approximately $240.4 million.
In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. On November 2, 2004, we were notified that the trial court ruled in favor of Coltec. During 2005, the Government appealed the decision with the U.S. Court of Appeals for the Federal Circuit. The U.S. Court of Appeals for the Federal Circuit entered a final judgment in this case on July 12, 2006, reversing the decision of the U.S. Court of Federal Claims. We intend to seek a review of this decision. If we are unsuccessful in contesting the decision, Coltec will not owe any additional interest or taxes with respect to 1996. However, we would be required by the IRS to pay up to $32.7 million of tax plus accrued interest, which was $24.7 million through June 30, 2006, before federal benefit, with respect to the same items claimed by Coltec in its tax returns for 1997 through 2000. On August 2, 2006 we paid the tax plus accrued interest of approximately $50 million, net of related federal tax benefit, in order to stop the accrual of interest. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved. If we are successful in contesting the decision of the U.S. Court of Appeals for the Federal Circuit, we will be entitled to any tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, it would record income of approximately $163 million, after tax, based on interest through June 30, 2006, including the release of previously established reserves.
In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. We previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the Joint Committee on Taxation (JCT). On March 15, 2006 we received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification we recorded a tax benefit of approximately $72.2 million, primarily related to the reversal of the tax reserves, during the six months ended June 30, 2006.
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
There were numerous tax issues that had been raised by the IRS as part of the prior examination cycle, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We previously reached tentative settlement agreements with the IRS on substantially all of the issues raised with respect to the prior examination cycle. Due to the amounts of tax involved certain portions of the tentative settlement agreements were required to be reviewed by the JCT. We received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, we recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the six months ended June 30, 2006. In addition to the JCT approvals with regard to Rohr, we reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, we recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves, during the six months ended June 30, 2006. We cannot predict the timing or ultimate outcome of a final settlement of the remaining unresolved issues. If we settle pursuant to previous discussions, we would anticipate reversing some portion of previously established reserves.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $19 million as of June 30, 2006. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of June 30, 2006. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. Rohr made a voluntary payment during the six months ended June 30, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. Rohr made an additional payment during the quarter ended December 31, 2005 of approximately $4.5 million related to the contested tax amount pursuant to the State’s assessment notice dated October 20, 2005. No payment has been made for the $19 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund before the end of 2007.
NEW ACCOUNTING STANDARDS
Accounting for Certain Hybrid Financial Instruments
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends FASB Statement No. 133 and FASB Statement No.140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and simplifies the accounting for those instruments. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not issued or acquired any hybrid instruments included in the scope of SFAS 155 and do not expect the adoption of SFAS 155 to have a material impact on our financial condition, results of operations or cash flows.
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

Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial condition, results of operations and cash flows.
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
In accordance with SFAS 5, we record tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of June 30, 2006 and December 31, 2005, we had recorded tax contingency reserves of approximately $240.4 million and $325.6 million, respectively.
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OE manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as cost of sales. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. At June 30, 2006 and December 31, 2005, the carrying amount of participation payments was $118.8 million and $118.2 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the six months ended June 30, 2006 or 2005.
Entry Fees
Certain businesses in our Engine Systems segment make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis to cost of sales or as a reduction of sales as appropriate over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. As of June 30, 2006 and December 31, 2005, the carrying amount of entry fees was $117.5 million and $113.9 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the six months ended June 30, 2006 or 2005.
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
Sales Incentives
We offer sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales using the straight-line method over the remaining contract term. At June 30, 2006 and December 31, 2005, the carrying amount of sales incentives was $65.4 million and $67.1 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the six months ended June 30, 2006 or 2005.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales over the projected number of aircraft to be manufactured. At June 30, 2006 and December 31, 2005, the carrying amount of flight certification costs was $26.3 million and $26.2 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense are adjusted when the estimated number of units to be manufactured changes. No such charges were recorded in the six months ended June 30, 2006 or 2005.

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
Pension and Postretirement Benefits Other Than Pensions
Assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions are evaluated and established. We consult with an outside actuary for most of the assumptions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. For December 31, 2005 the U.S. discount rate was determined based on a customized yield curve approach. Our projected pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rate was used to determine the benefit obligations as of December 31, 2005. This same approach was used to determine U.S. discount rates to use to remeasure plan obligations on April 11, 2006, in connection with our definitive agreement to divest the turbomachinery products business (which agreement was subsequently terminated), and on May 19, 2006, due to the closure of the election period for the Retirement Choice Program described below. In the U.K., the iBoxx AA long-term high quality bond rate was used as the basis for determining the discount rate for 2006. In Canada, a similar approach to determining discount rates in the U.S. is utilized. The appropriate benchmarks by applicable country were used for pension plans other than those in the U.S., U.K., and Canada to determine the discount rate assumptions.
U.S. Retirement Plan Changes in 2006
In the fourth quarter of 2005, we changed certain aspects of our U.S. qualified and non-qualified defined benefit pension plans and U.S. qualified and non-qualified defined contribution plans. This change generally does not apply to employees who are members of a collective bargaining unit. Non-union employees hired on and after January 1, 2006, will not participate in our qualified and non-qualified defined benefit plans. These new employees will receive a higher level of contribution from us in our qualified and non-qualified defined contribution plans. New employees will receive a dollar for dollar match on the first 6 percent of pay contributed, plus an automatic annual employer contribution of 2 percent of pay. The 2 percent employer contribution is subject to a 3-year vesting requirement for new employees.

During the second quarter of 2006, persons employed by us as of December 31, 2005 and thereafter continuously employed, elected whether they wanted to continue with their current benefits in the defined benefit and defined contribution plans or freeze pension benefit service as of June 30, 2006 and receive a higher level of contributions in the defined contribution plans. For those employees choosing the latter option, pay received after June 30, 2006 will continue to be included in their final average earnings used to calculate their pension benefits. The Retirement Choice election period closed on May 19, 2006 and approximately 41 percent of the eligible employees chose the latter option with our enhanced contribution to the defined contribution plans.
This change in retirement benefits resulted in a pension curtailment charge in the second quarter of 2006 of $10.9 million and a revision to 2006 pension expense for the remainder of the year after the May 19, 2006 curtailment date. The curtailment charge is based on the unrecognized prior service cost attributable to the employees who elected the new arrangement. The revised pension expense reflects a reevaluation of the U.S. assumptions on the date the Retirement Choice election period closed and the elimination of service cost and amortization of prior service cost for the employees who elected the new arrangement.
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
Important factors that could cause actual results to differ include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	our ability to extend our commercial original equipment contracts beyond the initial contract periods;

•	potential cancellation of orders by customers;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the actual amount of future liabilities assumed by us pursuant to the partial settlement with Northrop Grumman related to the purchase of aeronautical systems;

•	the possibility of additional contractual disputes with Northrop Grumman related to the purchase of aeronautical systems;

•	the resolution of the remaining items in the IRS examination cycle for our tax years through 1999;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	domestic and foreign government spending, budgetary and trade policies;

•	delay in deliveries of defense and space products requiring strict compliance with certain provisions of the Berry amendment, as implemented by DFARS 252.225-7014 (Preference for domestic specialty metals) and DFARS 252.225-7014 (Preference for domestic specialty metals) Alternate I;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2005 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 14, “Derivatives and Hedging Activities” of our Unaudited Condensed Consolidated Financial Statements in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities. At June 30, 2006, a hypothetical 100 basis point increase in interest rates would increase annual interest expense by approximately $2.3 million. At June 30, 2006, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $179.8 million. The fair value of these forward contracts was $89.2 million at June 30, 2006. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the quarter ended June 30, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (2)	the Plans or Programs (2)
April 2006	30,302	$42.74	N/A	N/A
May 2006	9,440	46.39	N/A	N/A
June 2006	2,079	42.72	N/A	N/A

Total	41,821	$43.56	N/A	N/A

(1)	The issuer purchases during the period covered by this report represent shares delivered to us by employees to pay withholding taxes due in connection with share-based compensation.

(2)	In connection with the exercise of employee stock options and vesting of restricted stock awards, restricted stock unit awards and deferred long-term incentive plan awards, we from time to time accept delivery of shares to pay withholding taxes due upon the exercise of employee stock options or the vesting of restricted stock awards, restricted stock unit awards or deferred long-term incentive plan awards. We do not otherwise have any plan or program to purchase our common stock.

Item 4. Submission of Matters to a Vote of Security Holders.
The 2006 Annual Meeting of Shareholders was held on April 25, 2006 at 10:00 a.m. Eastern time at the Company’s headquarters in Charlotte, North Carolina. As described in the 2006 Proxy Statement, the following actions were taken:
•	The eleven nominees for director were elected; and.

•	The appointment of Ernst & Young LLP as independent auditors for the year 2006 was ratified.
The votes were as follows:
Election of Directors:

	Number of Shares Voted For	Number of Shares Vote Withheld
Diane C. Creel	55,934,827	54,206,959
George A. Davidson, Jr.	108,389,432	1,752,354
Harris E. DeLoach, Jr.	109,144,072	997,714
James W. Griffith	108,505,312	1,636,474
William R. Holland	108,818,609	1,323,177
John P. Jumper	109,090,164	1,051,622
Marshall O. Larsen	108,401,471	1,740,315
Douglas E. Olesen	109,131,133	1,010,653
Alfred M. Rankin, Jr.	107,792,846	2,348,940
James R. Wilson	109,129,965	1,011,821
A. Thomas Young	108,401,632	1,740,154
Appointment of Independent Registered Public Accounting Firm:
108,522,045 shares voted for; 966,100 shares voted against; and 653,641 shares abstained from voting.

Item 6. Exhibits
The following exhibits have been filed with this report:

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

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2006	GOODRICH CORPORATION
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

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.*

Exhibit 32	Section 1350 Certifications.*

*	Filed herewith.