Form 10-Q
period 2006-09-30
GOODRICH CORP
filed 2006-11-02
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Registrant’s telephone number, including area code: (704) 423-7000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2006, there were 124,761,757 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of September 30, 2006, and the related condensed consolidated statement of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Charlotte, North Carolina
October 27, 2006

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions, except per		(Dollars in millions, except per
	share amounts)		share amounts)
Sales	$1,436.0	$1,370.5	$4,343.0	$3,998.7
Operating costs and expenses:
Cost of sales	1,042.9	1,009.9	3,174.8	2,930.1
Selling and administrative costs	218.7	225.2	683.2	667.0

	1,261.6	1,235.1	3,858.0	3,597.1

Operating Income	174.4	135.4	485.0	401.6
Interest expense	(30.7)	(32.3)	(94.0)	(99.2)
Interest income	1.4	1.2	3.6	3.1
Other income (expense) — net	(16.6)	(11.6)	(48.1)	(36.0)

Income from continuing operations before income taxes	128.5	92.7	346.5	269.5
Income tax benefit (expense)	(27.7)	(32.1)	35.7	(89.7)

Income From Continuing Operations	100.8	60.6	382.2	179.8
Income (loss) from discontinued operations — net of income taxes	(0.1)	0.2	0.4	14.2
Cumulative effect of change in accounting	—	—	0.6	—

Net Income	$100.7	$60.8	$383.2	$194.0

Basic Earnings Per Share:
Continuing operations	$0.81	$0.50	$3.07	$1.49
Discontinued operations	—	—	—	0.11
Cumulative effect of change in accounting	—	—	0.01	—

Net Income	$0.81	$0.50	$3.08	$1.60

Diluted Earnings Per Share:
Continuing operations	$0.80	$0.49	$3.03	$1.46
Discontinued operations	—	—	—	0.11
Cumulative effect of change in accounting	—	—	0.01	—

Net Income	$0.80	$0.49	$3.04	$1.57

Dividends Declared Per Common Share	$0.20	$0.20	$0.60	$0.60

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2006	2005
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$140.1	$251.3
Accounts and notes receivable, less allowances for doubtful receivables ($21.0 at September 30, 2006 and $23.5 at December 31, 2005)	955.0	709.2
Inventories — net	1,525.7	1,308.4
Deferred income taxes	96.4	101.3
Prepaid expenses and other assets	69.7	55.2

Total Current Assets	2,786.9	2,425.4

Property, plant and equipment — net	1,271.7	1,194.3
Prepaid pension	359.3	337.8
Goodwill	1,333.3	1,318.4
Identifiable intangible assets — net	466.7	462.3
Deferred income taxes	49.0	42.8
Other assets	712.6	673.0

Total Assets	$6,979.5	$6,454.0

Current Liabilities
Short-term debt	$90.6	$22.3
Accounts payable	575.8	534.1
Accrued expenses	800.4	764.9
Income taxes payable	123.4	284.4
Deferred income taxes	7.2	7.2
Current maturities of long-term debt and capital lease obligations	1.2	1.7

Total Current Liabilities	1,598.6	1,614.6

Long-term debt and capital lease obligations	1,721.6	1,742.1
Pension obligations	692.0	844.2
Postretirement benefits other than pensions	290.4	300.0
Deferred income taxes	123.9	42.1
Other non-current liabilities	461.0	438.0
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value Authorized 200,000,000 shares; issued 138,442,098 shares at September 30, 2006 and 136,727,436 shares at December 31, 2005 (excluding 14,000,000 shares held by a wholly owned subsidiary)	692.2	683.6
Additional paid-in capital	1,279.9	1,203.3
Income retained in the business	593.0	285.6
Accumulated other comprehensive income (loss)	(54.0)	(283.0)
Common stock held in treasury, at cost (13,680,341 shares at September 30, 2006 and 13,621,128 shares at December 31, 2005)	(419.1)	(416.5)

Total Shareholders’ Equity	2,092.0	1,473.0

Total Liabilities And Shareholders’ Equity	$6,979.5	$6,454.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Operating Activities
Net income	$383.2	$194.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.4)	(14.2)
Cumulative effect of change in accounting	(0.6)	—
Restructuring and consolidation:
Expenses	4.4	7.4
Payments	(4.7)	(9.5)
Pension contributions	(98.9)	(40.1)
Asset impairments	3.3	—
Depreciation and amortization	177.0	169.9
Excess tax benefits on equity instruments issued under share-based payment arrangements	(4.2)	—
Share-based compensation expense	36.3	28.4
Loss on exchange or extinguishment of debt	2.0	9.6
Deferred income taxes	(3.2)	(34.8)
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses:
Receivables	(156.2)	(165.1)
Change in receivables sold, net	(97.1)	18.8
Inventories	(198.2)	(147.0)
Other current assets	11.0	9.2
Accounts payable	38.7	14.9
Accrued expenses	24.2	9.1
Income taxes payable	(142.4)	78.9
Realized tax benefit on non-qualified options	—	14.3
Other non-current assets and liabilities	36.8	51.5

Net Cash Provided By Operating Activities	11.0	195.3

Investing Activities
Purchases of property, plant and equipment	(153.6)	(103.4)
Proceeds from sale of property, plant and equipment	1.7	10.4
Payments received (payments made) in connection with acquisitions, net of cash acquired	—	(9.3)

Net Cash Used In Investing Activities	(151.9)	(102.3)

Financing Activities
Increase (decrease) in short-term debt, net	67.6	(1.0)
Loss on exchange or extinguishment of debt	(4.5)	(10.3)
Proceeds from issuance of long-term debt, net of premiums paid of $20.6 million in 2006	512.7	—
Repayment of long-term debt and capital lease obligations	(534.2)	(181.5)
Proceeds from issuance of common stock	47.0	101.2
Purchases of treasury stock	(2.1)	(1.1)
Dividends	(75.1)	(72.2)
Excess tax benefits on equity instruments issued under share-based payment arrangements	4.2	—
Distributions to minority interest holders	(2.4)	(2.4)

Net Cash Provided (Used) By Financing Activities	13.2	(167.3)

Discontinued Operations (revised—see Note 1)
Net cash provided by (used in) operating activities	11.1	0.2
Net cash provided by (used in) investing activities	—	25.8
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	11.1	26.0
Effect of exchange rate changes on cash and cash equivalents	5.4	(5.6)

Net decrease in cash and cash equivalents	(111.2)	(53.9)
Cash and cash equivalents at beginning of year	251.3	297.9

Cash and cash equivalents at end of period	$140.1	$244.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation
The accompanying Unaudited Condensed Consolidated Financial Statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
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
Fair Value Measurement
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s financial condition, results of operations and cash flows.
Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS 158). SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s overfunded status or a net liability for a plan’s underfunded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 158 on the Company’s financial condition. The Company expects the adoption to reduce shareholders’ equity at December 31, 2006. The amount of the reduction depends upon market interest rates and the market value of our pension assets at December 31, 2006. Using a discount rate of 5.64 percent and the current value of the Company’s plan assets, the decrease in equity would be approximately $300 million. Using a discount rate of 6.5 percent and the current value of the Company’s plan assets, the decrease in equity would be approximately $100 million. The Company has reviewed its debt covenants and has determined that a reduction in shareholders’ equity related to the change in accounting will not result in a breach of its net worth requirements as a result of adopting this requirement.

Accounting for Postretirement Benefits Associated with Split-Dollar Life Insurance
In September 2006, the FASB ratified Emerging Issues Task Force No. 06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance” (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-4 on the Company’s financial condition, results of operations and cash flows.
Note 3. Restructuring and Consolidation Costs
The Company incurred $4.4 million and $7.4 million of net restructuring and consolidation costs during the nine months ended September 30, 2006 and 2005, respectively. The charges in 2006 primarily relate to restructuring actions initiated during 2005 to downsize foreign facilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Engine Systems	$0.9	$0.7	$2.5	$1.1
Airframe Systems	—	2.7	0.4	5.1
Electronic Systems	(0.1)	0.3	1.5	1.2

	$0.8	$3.7	$4.4	$7.4

Personnel-related costs	$0.5	$3.1	$3.1	$5.8
Facility closure and other costs	0.3	0.6	1.3	1.6

	$0.8	$3.7	$4.4	$7.4

Cost of sales	$—	$1.8	$1.0	$5.1
Selling and administrative costs	0.8	1.9	3.4	2.3

	$0.8	$3.7	$4.4	$7.4

Restructuring and consolidation reserves at December 31, 2005 and September 30, 2006, and the activity during the nine months ended September 30, 2006, consisted of:

(Dollars in millions)
Reserve balance at December 31, 2005	$6.5
Restructuring charges	4.5
Return to profit	(0.1)
Used as intended	(4.7)
Foreign exchange adjustments	0.4

Reserve balance at September 30, 2006	$6.6

Future Restructuring and Consolidation Costs for Programs Announced and Initiated
During 2005, the Company announced and initiated a restructuring program to downsize a German facility in the Electronic Systems segment with partial transfers of operations to existing facilities in Florida and India. The goal of this program is to reduce operating costs and foreign exchange exposure. The total restructuring cost is expected to be approximately $13 million, of which approximately $6.7 million relates to costs yet to be incurred in 2006 and in 2007.

Anticipated future restructuring costs by segment and type are as follows:

	Personnel-	Facility
	Related	Closure
	Costs	Costs	Total
	(Dollars in millions)
Engine Systems	$0.2	$—	$0.2
Airframe Systems	—	—	—
Electronic Systems	2.6	4.1	6.7

Total	$2.8	$4.1	$6.9

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(4.5)	$(4.1)	$(13.5)	$(12.6)
Loss on exchange or extinguishment of debt	—	(5.6)	(4.8)	(11.6)
Expenses related to previously owned businesses	(6.0)	(2.3)	(14.0)	(3.8)
Minority interest and equity in affiliated companies	(3.6)	(0.1)	(11.0)	(6.8)
Other — net	(2.5)	0.5	(4.8)	(1.2)

Other income (expense) — net	$(16.6)	$(11.6)	$(48.1)	$(36.0)

Note 5. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions, except per share amounts)
Numerator:
Numerator for basic and diluted earnings per share — income from continuing operations	$100.8	$60.6	$382.2	$179.8

Denominator:
Denominator for basic earnings per share — weighted- average shares	124.7	122.4	124.2	121.1
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted stock and restricted stock units	1.5	2.6	1.8	2.4
Other deferred compensation shares	0.1	0.1	0.1	0.1

	1.6	2.7	1.9	2.5

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	126.3	125.1	126.1	123.6

Per share income from continuing operations:
Basic	$0.81	$0.50	$3.07	$1.49

Diluted	$0.80	$0.49	$3.03	$1.46

At September 30, 2006 and 2005, the Company had outstanding approximately 6.2 million and 7.2 million stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 6.2 million and 7.2 million stock options outstanding, 1.2 million and 13 thousand were anti-dilutive stock options excluded from the diluted earnings per share calculation at September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006 and 2005, the Company issued approximately 1.7 million and 3.8 million, respectively, shares of common stock pursuant to stock option exercises and other stock-based compensation.
Note 6. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$320.1	$193.4
In process	877.3	908.7
Raw materials and supplies	408.0	305.0

	1,605.4	1,407.1
Less:
Reserve to reduce certain inventories to LIFO basis	(44.6)	(43.5)
Progress payments and advances	(35.1)	(55.2)

Total	$1,525.7	$1,308.4

In process inventory includes $377 million and $276 million as of September 30, 2006 and December 31, 2005, respectively for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting, and (2) engineering costs recoverable under long-term contractual arrangements. The September 30, 2006 balance of $377 million includes $182.9 million related to a Boeing 787 contract.
Note 7. Goodwill
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2006 are as follows:

		Business
	Balance	Combinations		Foreign	Balance
	December 31,	Completed or		Currency	September 30,
	2005	Finalized		Translation	2006
		(Dollars in millions)
Engine Systems	$483.1	$(0.4)		$22.5	$505.2
Airframe Systems	239.6	(0.1)		13.8	253.3
Electronic Systems	595.7	(2.3)		(18.6)	574.8

	$1,318.4	$(2.8	)(a)	$17.7	$1,333.3

(a)	Represents a revision of plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems businesses.

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
At September 30, 2006, there were $93.4 million in borrowings and $20.3 million in letters of credit outstanding under the facility. At December 31, 2005, there were $34.9 million in borrowings and $19.6 million in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of September 30, 2006, the Company had borrowing capacity under this facility of $386.3 million, after reductions for borrowings and letters of credit outstanding under the facility.
At September 30, 2006, the Company also maintained $75 million of uncommitted domestic money market facilities and $128.1 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At September 30, 2006, there was $32.1 million outstanding in borrowings under these facilities. At December 31, 2005, the Company maintained $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with $22.4 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
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

At September 30, 2006, the Company has an outstanding contingent liability for guaranteed debt and lease payments of $2.2 million and letters of credit and bank guarantees of $55.8 million (inclusive of $20.3 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above). The debt and lease payments primarily represent obligations of the Company under industrial development revenue bonds to finance additions to facilities that have since been divested. Each of these obligations was assumed by a third party in connection with the Company’s divestiture of the related facilities. If the assuming parties default, the Company will be liable for payment of the obligations. The industrial development revenue bonds mature in February 2008. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.
The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $1,150.2 million of income retained in the business and additional paid in capital was free from such limitations at September 30, 2006.
Long-term Debt
In June 2006, the Company exchanged the following notes for $290.7 million principal amount of a new series of 6.29 percent notes due in 2016:
•	$177.9 million principal amount of its 7.5 percent notes due in 2008;

•	$32.7 million principal amount of its 6.45 percent notes due in 2008; and

•	$80.1 million principal amount of its 6.6 percent notes due in 2009.
Additionally, in June 2006, the Company also exchanged $242.5 million principal amount of its 7.625 percent notes due 2012 for $254.6 million principal amount of a new series of 6.8 percent notes due in 2036. The Company paid an aggregate cash premium of $8.6 million in connection with the exchange of the 6.29 percent notes due in 2016 and paid an aggregate premium of $24 million, including $12 million in cash and $12 million financed by issuing additional notes, in connection with the exchange of the 6.8 percent notes due 2036. The premiums will be amortized over the lives of the new notes. The Company recorded $4.8 million of transaction costs associated with the exchange offers in other income (expense) — net during the nine months ended September 30, 2006.
In June 2006, the Company entered into $288.5 million of treasury locks to offset changes in the issue price of the 6.29 percent notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.5 percent notes due in 2008, 6.45 percent notes due in 2008 and 6.6 percent notes due in 2009 due to movements in treasury rates prior to the exchange date. The Company paid $0.3 million in cash to settle the treasury locks, and the amount was recorded in accumulated other comprehensive income during the nine months ended September 30, 2006 and will be amortized over the life of the 6.29 percent notes due 2016. In June 2006, the Company also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.8 percent notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625 percent notes due in 2012 due to movements in treasury rates prior to the exchange date. The Company paid $1.9 million in cash to settle the locks and the amount was recorded in accumulated other comprehensive income during the nine months ended September 30, 2006 and will be amortized over the life of the 6.8 percent notes due 2036.
The 6.29 percent notes due in 2016 and the 6.8 percent notes due in 2036 were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). As required by a registration rights agreement entered into in connection with the issuance of the new notes, on October 4, 2006, the Company completed exchange offers, registered under the Securities Act, of notes of the same series in exchange for the outstanding 6.29 percent notes due in 2016 and 6.8 percent notes due in 2036.
In June 2006, the Company terminated $7 million of a $50 million fixed-to-floating interest rate swap on its 6.45 percent notes due in 2008. The Company paid $0.3 million in cash to terminate this portion of the interest rate swap and the amount was recorded as an expense in other income (expense) — net during the nine months ended September 30, 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange, of the 6.45 percent notes due in 2008.
In September 2006, the Company entered into a $50 million fixed to floating interest rate swap on the 6.29 percent senior notes due in 2016. For additional information on the swap, see Note 14, “Derivatives and Hedging Activities.”
At September 30, 2006 and December 31, 2005 long-term debt and capital lease obligations, excluding the current maturities of long-term debt and capital lease obligations, consisted of:

	September 30, 2006	December 31, 2005
	(Dollars in millions)
Medium-term notes payable	$639.8	$672.1
7.5% senior notes, maturing in 2008	116.5	294.0
6.6% senior notes, maturing in 2009	131.0	213.5
7.625% senior notes, maturing in 2012	256.9	498.8
6.29% senior notes, maturing in 2016	283.0	—
6.80% senior notes, maturing in 2036	230.2	—
Other debt, maturing through 2020 (interest rates from 2.8% to 5.9%)	55.5	55.3

	1,712.9	1,733.7
Capital lease obligation	8.7	8.4

Total	$1,721.6	$1,742.1

Note 9. Off Balance Sheet Arrangements
Lease Commitments
The Company finances its use of certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease aircraft and equipment having a maximum unamortized value of $55 million at September 30, 2006. At September 30, 2006, $17.4 million of future minimum lease payments was outstanding under these arrangements. Additionally, the Company has residual value guarantees under these arrangements of $24.8 million (see Note 16, “Guarantees”). The Company is obligated to either purchase or remarket the leased corporate aircraft and equipment at the end of the lease term. The residual values were established at lease inception. The lease terms mature in 2011 and 2012. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $128.2 million at September 30, 2006.
Sale of Receivables
Effective June 30, 2006, the Company terminated the variable rate trade receivables securitization program. The balance of $97.1 million was repaid during the quarter ended June 30, 2006.
Note 10. Pensions and Postretirement Benefits
Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months and nine months ended September 30, 2006 and 2005. The net periodic benefit costs (income) for divested or discontinued operations retained by the Company are included in the amounts below:

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$9.5	$11.9	$7.5	$5.9	$1.1	$0.8
Interest cost	39.6	37.0	8.5	7.3	1.2	1.2
Expected return on plan assets	(46.3)	(42.7)	(12.8)	(10.3)	(1.4)	(1.1)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	1.9	2.2	(0.2)	—	0.1	—
Amortization of actuarial (gain) loss	10.2	12.1	—	0.1	0.3	0.1

Periodic benefit cost (income)	14.9	20.5	3.0	3.0	1.3	1.0
Settlements and curtailments (gain) loss	0.1	—	—	—	—	—
Special termination benefit charge (credit)	—	—	0.3	1.3	—	—

Net benefit cost (income)	$15.0	$20.5	$3.3	$4.3	$1.3	$1.0

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$35.4	$35.8	$21.9	$18.2	$3.2	$2.3
Interest cost	115.8	111.1	24.8	22.8	3.7	3.4
Expected return on plan assets	(135.7)	(128.3)	(37.4)	(31.9)	(4.0)	(3.1)
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	6.6	6.6	(0.7)	—	0.1	—
Amortization of actuarial (gain) loss	36.4	36.3	—	—	0.9	0.4

Periodic benefit cost (income)	58.5	61.5	8.6	9.1	3.9	3.0
Settlements and curtailments (gain) loss	11.0	—	—	—	—	—
Special termination benefit charge (credit)	—	—	0.5	1.3	—	—

Net benefit cost (income)	$69.5	$61.5	$9.1	$10.4	$3.9	$3.0

The following table provides the weighted average assumptions used to determine the net periodic benefit costs (income):

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months and Nine Months		Three Months and Nine Months		Three Months and Nine Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
Discount rate 1/1/06—4/10/06	5.64%	N.A.	4.75%	N.A.	4.76%	N.A.
Discount rate 4/11/06—5/18/06	6.01%	N.A.	4.75%	N.A.	4.76%	N.A.
Discount rate 5/19/06—9/30/06	6.35%	N.A.	4.75%	N.A.	4.76%	N.A.
Discount rate 2005	N.A.	5.875%	N.A.	5.50%	N.A.	5.75%
Expected long-term return on plan assets	9.00%	9.00%	8.50%	8.50%	8.34%	8.50%
Rate of compensation increase	3.63%	3.63%	3.50%	3.50%	3.34%	3.50%
Two significant events occurred in the second quarter of 2006 which required remeasurement of plan obligations and assets for the U.S. pension plans. Assumptions were reevaluated at April 11, 2006 to remeasure plan obligations and assets in connection with the Company’s definitive agreement to divest the turbomachinery products business (which agreement was subsequently terminated). On May 19, 2006, pension assumptions were again reevaluated to remeasure plan obligations and assets due to the closure of the election period for the Retirement Choice Program as described below. The remeasurements in the second quarter of 2006 increased accumulated other comprehensive income by $164.7 million before tax or $109.3 million after tax.
In the third quarter of 2006, a remeasurement of plan obligations and assets for a U.S. nonqualified plan was required due to the payment of normal lump sum retirement settlements. Pension assumptions were again reevaluated on July 21, 2006 for the remeasurement of this plan, which utilized a discount rate of 6.34 percent. The remeasurement resulted in an additional increase to accumulated other comprehensive income of $0.7 million before tax or $0.4 million after tax.

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
Pension Protection Act of 2006
The Pension Protection Act of 2006 was signed into law on August 17, 2006. The new law significantly changes the rules used to determine minimum funding requirements for qualified defined benefit pension plans in the U.S. The funding targets contained in the new law are generally consistent with the Company’s internal targets. However, the new law takes a more mechanical approach to annual funding requirements and generally reduces short-term flexibility in funding.

Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months and nine months ended September 30, 2006 and 2005. The postretirement benefit related to divested and discontinued operations retained by the Company are included in the amounts below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Service cost	$0.6	$0.4	$1.3	$1.2
Interest cost	5.5	5.7	15.3	17.0
Amortization of prior service cost	—	—	(0.1)	(0.1)
Amortization of actuarial (gain) loss	1.0	0.3	1.6	1.1

Periodic benefit cost (income)	7.1	6.4	18.1	19.2
Settlements and curtailments (gain) loss	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—

Net benefit cost (income)	$7.1	$6.4	$18.1	$19.2

The net periodic benefit cost for the nine months ended September 30, 2006 includes a reduction of $3.2 million for a revision in the plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems businesses. The $3.2 million reduction of net periodic benefit cost consists of $0.4 million reduction to service cost, $1.2 million reduction to interest cost and $1.6 million reduction to the amortization of actuarial (gains) losses.
The following table provides the assumptions used to determine the net periodic benefit costs (income):

	Three Months and Nine Months Ended
	September 30,
	2006	2005
Discount rate	5.55%	5.875%
Healthcare trend rate	9% in 2006 to 5% in 2010	9% in 2005 to 5% in 2008
Note 11. Comprehensive Income/(Loss)
Total comprehensive income/(loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Comprehensive Income/(Loss)
Net income	$100.7	$60.8	$383.2	$194.0
Other comprehensive income/(loss):
Unrealized foreign currency translation gains (losses) during period	5.9	(9.2)	81.8	(56.5)
Minimum pension liability adjustments during period (Note 10)	0.4	—	109.7	—
Gains (losses) on cash flow hedges	(12.5)	—	37.6	(46.9)
Gains (losses) on certain investments	—	—	(0.1)	—

Total	$94.5	$51.6	$612.2	$90.6

Accumulated other comprehensive income/(loss) consisted of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in millions)
Accumulated Other Comprehensive Income/(Loss)
Cumulative unrealized foreign currency translation gains (losses)	$217.0	$135.2
Minimum pension liability adjustments	(314.4)	(424.1)
Accumulated gains (losses) on cash flow hedges	43.5	5.9
Accumulated unrealized gains (losses) on certain investments	(0.1)	—

Total	$(54.0)	$(283.0)

The minimum pension liability amounts above are net of deferred taxes of $192.1 million and $247.8 million at September 30, 2006 and December 31, 2005, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $24.6 million and $3.2 million at September 30, 2006 and December 31, 2005, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.
Note 12. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2006 was 21.6 percent. The effective tax rate varied from the statutory rate of 35 percent due to favorable tax settlements which reduced the effective tax rate by approximately 13 percentage points, tax benefits from export sales and domestic production activities which reduced the effective rate by approximately 5 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, including the impact of tax holidays, which reduced the effective rate by approximately 1 percentage point, adjustments to valuation allowances associated with certain deferred tax assets in foreign jurisdictions which increased the effective tax rate by approximately 1 percentage point, other adjustments to reserves for tax contingencies, including interest thereon, net of tax, which increased the effective rate by approximately 2 percentage points, and state income taxes which increased the effective tax rate by approximately 3 percentage points.
The Company’s effective tax rate for the nine months ended September 30, 2006 was a benefit of (10.3) percent. The effective tax rate varies from the statutory rate of 35 percent primarily due to the reversal of tax reserves in connection with favorable tax settlements related to the IRS examinations of Rohr, Inc. and Subsidiaries (for the period from July, 1986 through December, 1997), and Coltec Industries Inc and Subsidiaries (for the period December, 1997 through July, 1999), and miscellaneous other tax settlements which reduced the tax rate by approximately 45 percentage points (see Note 15, “Contingencies” for further discussion related to these contingencies). The effective tax rate also varied from the statutory rate of 35 percent due to tax benefits from export sales and domestic production activities which reduced the effective rate by approximately 5 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate, including the impact of tax holidays, which reduced the effective rate by approximately 1 percentage point, adjustments to valuation allowances associated with certain deferred tax assets in foreign jurisdictions which increased the effective tax rate by approximately 1 percentage points, other adjustments to reserves for tax contingencies, including interest thereon, net of tax, which increased the effective rate by approximately 2 percentage points, and state income taxes which increased the effective tax rate by approximately 3 percentage points.

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company records tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of December 31, 2005, the Company had tax contingency reserves of approximately $325.6 million. During the nine months ended September 30, 2006, the Company recorded a net benefit of $91.5 million, made payments of $50.7 million (net of federal tax benefit), and had other miscellaneous adjustments of $3.6 million. The net benefit primarily related to the reversal of tax reserves in connection with favorable tax settlements discussed above and in Note 15, “Contingencies.” As of September 30, 2006, the Company had recorded tax contingency reserves of approximately $187 million. The contingencies that comprise the reserves are more fully described in Note 15, “Contingencies.”
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
Electronic Systems
The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management and control and safety data. The segment includes the following business units:
•	Optical and space systems, which:
—	Provides intelligence, surveillance and reconnaissance systems and electro-optical defense, scientific and commercial applications; and

—	Designs and builds custom engineered electronics, optics, shortwave infrared cameras and arrays.
•	Sensor systems, which provides:
—	Numerous sensors for a wide variety of commercial and military aircraft that measure mass flow, inertia and altitude, liquid level, position, speed, and temperature; and

—	Air data heading reference systems, angle of attack and stall protection systems, windshield heater controllers, ice detection systems, micro electromechanical systems, and windshield wiper and washer systems.
•	Power systems, which provides:
—	Constant frequency and variable frequency AC and DC electrical generating systems; and

—	Rescue hoist and cargo winches.

•	Aircraft interior products, which provides:
—	Evacuations slides and life rafts for several types of aircraft;

—	Complete aircrew escape systems primarily for military aircraft including canopy removal, sequencing systems and ejection seats;

—	Component products such as gas generators, rocket motors, linear explosives, catapults and numerous cartridge actuated or propellant actuated devices for a wide variety of applications; and

—	Seating systems that include cockpit crew and cabin attendant seats.
•	Fuel & utility systems, which provides:
—	Fuel measurement and management systems, fuel system safety devices, and fire protection systems; and

—	Health and usage management systems, motion controls and actuators, proximity sensing systems, braking and steering systems and computer interfaces.
•	De-Icing & specialty systems, which provides:
—	Pneumatic and electrothermal ice protection application;

—	Heated aircraft components, including heated drain masts, lavatory and galley water heaters and specialty air heaters; and

—	Potable water systems and components, aerospace composites and molding resin.
•	Lighting systems, which provides:
—	Interior lighting systems that include cabin and compartment lights, cockpit lights and controllers along with information signs;

—	External lighting systems that include anti-collision lights and power supplies, wing and tail strobe lights, navigation and flood lights, and eternal emergency lights; and

—	Night vision imaging systems, covert lighting, main landing gear cables and nose gear steering cables.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated. The pension curtailment charge was not allocated to the segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Net customer sales:
Engine Systems	$582.5	$567.3	$1,827.6	$1,661.2
Airframe Systems	481.1	475.2	1,440.0	1,381.9
Electronic Systems	372.4	328.0	1,075.4	955.6

	$1,436.0	$1,370.5	$4,343.0	$3,998.7

Intersegment sales:
Engine Systems	$5.6	$5.2	$16.4	$21.6
Airframe Systems	10.4	14.3	34.8	40.2
Electronic Systems	10.5	8.8	31.6	25.8

	$26.5	$28.3	$82.8	$87.6

Segment operating income:
Engine Systems	$116.2	$104.1	$363.8	$303.4
Airframe Systems	30.8	16.1	73.1	54.7
Electronic Systems	50.4	37.2	133.1	107.2

	197.4	157.4	570.0	465.3
Corporate general and administrative expenses	(23.0)	(22.0)	(74.1)	(63.7)
Pension curtailment (Note 10)	—	—	(10.9)	—

Total operating income	$174.4	$135.4	$485.0	$401.6

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
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Unaudited Condensed Consolidated Balance Sheet at fair value with the offset reflected in accumulated other comprehensive income, net of deferred taxes. The notional value of the forward contracts at September 30, 2006 was $1,747 million. The fair value of the forward contracts at September 30, 2006, was a net asset of $70 million, including:
•	$38.5 million recorded as a current asset in prepaid expenses and other assets and

•	$35.3 million recorded as a non-current asset in other assets; partially offset by,

•	$3.1 million recorded as a current liability in accrued expenses and

•	$0.7 million recorded as a non-current liability in other non-current liabilities.
The total fair value of the Company’s forward contracts of $70 million (before deferred taxes of $24.6 million) at September 30, 2006, combined with $0.3 million of gains on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in accumulated other comprehensive income and will be reflected in income as earnings are affected by the hedged items. As of September 30, 2006, the portion of the $70.3 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $35.7 million. These forward contracts mature on a monthly basis with maturity dates that range from October 2006 to December 2010.
In June 2006, the Company entered into treasury locks and reverse treasury locks in connection with its long-term debt exchange offers. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the treasury locks were accounted for as cash flow hedges. The Company entered into $288.5 million of treasury locks to offset changes in the issue price of the 6.29 percent notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.5 percent notes due in 2008, 6.45 percent notes due in 2008 and 6.6 percent notes due in 2009 due to movements in treasury rates prior to the exchange date. The Company paid $0.3 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the nine months ended September 30, 2006 and will be amortized over the life of the 6.29 percent notes due 2016. In June 2006, the Company also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.8 percent notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625 percent notes due in 2012 due to movements in treasury rates prior to the exchange date. The Company paid $1.9 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the nine months ended September 30, 2006 and will be amortized over the life of the 6.8 percent notes due 2036.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The Company has the following interest rate swaps outstanding as of September 30, 2006:
•	A $43 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2008;

•	Two $50 million fixed-to-floating interest rate swaps on the 7.5 percent notes due in 2008; and

•	A $50 million fixed-to-floating interest rate swap on the 6.29 percent notes due in 2016.
In September 2006, the Company entered into a $50 million fixed to floating interest rate swap on the 6.29 percent senior notes due in 2016. The purpose of entering into this swap was to increase the exposure to variable interest rates. The settlement and maturity dates on the swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swap was accounted for as a fair value hedge and the carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

In June 2006, the Company terminated $7 million of a $50 million fixed-to-floating interest rate swap on its 6.45 percent notes due in 2008 in connection with its long-term debt exchange offers. The Company paid $0.3 million in cash to terminate this portion of the interest rate swap, which was recorded as an expense in other income (expense) — net during the nine months ended September 30, 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange, of the 6.45 percent notes due in 2008.
The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps were accounted for as fair value hedges and the carrying value of the notes were adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability/(loss) of $3 million at September 30, 2006.
Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, the Company enters into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts were recorded in cost of sales in order to mitigate the earnings impact of the translation of net monetary assets and liabilities. Under this program, as of September 30, 2006, the Company had forward contracts with a notional value of $76.2 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $118.1 million to buy Euros and forward contracts with a notional value of $7 million to buy Canadian Dollars.
Note 15. Contingencies
General
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flow. From time to time, the Company is also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed as incurred.

Environmental
The Company is subject to various domestic and international environmental laws and regulations which may require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including divested sites for which the Company has contractual obligations relating to the environmental conditions of such site. At certain sites, the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws.
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

The Company’s Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $74.5 million and $81 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, $14.3 million and $18.3 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At September 30, 2006 and December 31, 2005, $30.3 million and $31.4 million, respectively, was associated with ongoing operations and $44.2 million and $49.6 million, respectively, was associated with businesses previously disposed of or discontinued.
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
Following the completion of the insolvent scheme of arrangement process in the United Kingdom, the KWELM insolvent fund managers made additional settlement distributions to the Company during the nine months ended September, 30, 2006 and during the year ended December 31, 2005 totaling $2.3 million and $11.3 million, respectively.
The additional distribution was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods. Another distribution may be made depending on the final valuation of KWELM.
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
Guarantees
At September 30, 2006, the Company had an outstanding contingent liability for guarantees of debt and lease payments of $2.2 million, letters of credit and bank guarantees of $55.8 million and residual value of lease obligations of $24.8 million (see Note 16, “Guarantees”).
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
Aerostructures Long-Term Contracts
The aerostructures business has several long-term contracts in the pre-production phase (i.e. Boeing 787). This phase includes design of the product to meet customer specifications as well as design of the manufacturing processes to manufacture the product. Also involved in this phase is securing supply of material and subcomponents produced by third party suppliers that are generally accomplished through long-term supply agreements. Because these contracts cover periods of up to 15 years or more, there is risk that estimates of future costs made during the pre-production phase will be different from actual costs and that difference could be significant.
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
Tax
The Company is continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109) and SFAS 5, the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by the Company are recorded in the period they become known. Adjustments to the Company’s reserves could have a material effect on the Company’s financial statements. As of September 30, 2006, the Company had recorded tax contingency reserves of approximately $187 million.
In 2000, Coltec, the Company’s former subsidiary, made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. On November 2, 2004, the Company was notified that the trial court ruled in favor of Coltec. During 2005, the Government appealed the decision with the U.S. Court of Appeals for the Federal Circuit. The U.S. Court of Appeals for the Federal Circuit entered a final judgment in this case on July 12, 2006, reversing the decision of the U.S. Court of Federal Claims. In order to stop the accrual of interest with respect to the previously unused capital loss deductions that were subsequently claimed by Coltec in its tax returns for 1997 through 2000, the Company paid the tax plus accrued interest of $57 million on August 2, 2006, which net of the related federal tax benefit, approximates $50 million. The Company intends to seek a review of this decision with the Supreme Court of the United States. If the Company is unsuccessful in contesting the decision, Coltec will not owe any additional interest or taxes with respect to these matters for the years 1996 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved. If the Company is successful in contesting the decision of the U.S. Court of Appeals for the Federal Circuit,

the Company will be entitled to any tax refund and related interest pursuant to an agreement with Coltec. If the Company receives these amounts, it would record income of approximately $169 million, after tax, based on interest through September 30, 2006.
In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), a subsidiary of the Company, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. The Company previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the Joint Committee on Taxation (JCT). On March 15, 2006, the Company received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $74.1 million, primarily related to the reversal of tax reserves, during the nine months ended September 30, 2006.
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
There were numerous tax issues that had been raised by the IRS as part of the prior examination, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. The IRS and the Company previously reached tentative settlement agreements on substantially all of the issues raised with respect to the prior examination cycle. Due to the amount of tax involved, certain portions of the tentative settlement agreements were required to be reviewed by the JCT. The Company received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the nine months ended September 30, 2006. In addition to the JCT approvals with regard to Rohr, the Company reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, the Company recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves, during the nine months ended September 30, 2006. During the three months ended September 30, 2006, the Company reached final settlement with the IRS on substantially all of the issues relating to the Goodrich Corporation and Subsidiaries 1998-1999 examination cycle. As a result, the Company recorded a benefit of approximately $13.5 million, primarily related to the reversal of tax reserves. The Company anticipates filing a petition with the U.S. Tax Court to contest the remaining unresolved issues which involve the proper timing of certain deductions. The amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of the remaining issues.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $20 million as of September 30, 2006. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of September 30, 2006. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. Rohr made a voluntary payment during the nine months ended September 30, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. Rohr made an additional payment during the three months ended December 31, 2005 of approximately $4.5 million related to the contested tax amount pursuant to the State’s assessment notice dated October 20, 2005. No payment has been made for the $19 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in late 2007 or early 2008.
Note 16. Guarantees
The Company extends financial and product performance guarantees to third parties. As of September 30, 2006, the following environmental remediation indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability

Environmental remediation indemnification (Note 15)	No limit	$13.9
Financial Guarantees:
Debt and lease payments (Note 8)	$2.2	$—
Residual value on leases (Note 9)	$24.8	$—
Letter of credit and bank guarantees (Note 8)	$55.8	$—
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

The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2006 are as follows:

(Dollars in millions)
Balance at December 31, 2005	$162.4
Service and product warranty provision	41.4
Return to profit	(7.8)
Used as intended	(45.5)
Foreign currency translation	7.1

Balance at September 30, 2006	$157.6

The current and long-term portions of service and product warranties were as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in millions)
Short-term liabilities	$60.0	$61.0
Long-term liabilities	97.6	101.4

Total	$157.6	$162.4

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
At September 30, 2006, the Company has seven types of share-based compensation awards outstanding, which are described more fully below. Because the Company adopted the accounting provisions of SFAS 123 effective January 1, 2004, the compensation cost recognized in accordance with SFAS 123 during the years ended December 31, 2004 and 2005 was consistent with the cost that would have been recorded under SFAS 123(R), except for the following differences:
•	SFAS 123(R) requires entities to apply the same attribution method to all awards subject to graded vesting. The Company has two types of share-based compensation awards that are subject to graded vesting: stock options and restricted stock units. In the years prior to January 1, 2006, stock options were accounted for under the straight-line attribution method and restricted stock units were accounted for under the accelerated attribution method. Effective upon the adoption of SFAS 123(R), the Company made a policy election to apply the straight-line method to all share-based awards that are subject to graded vesting. As a result of this election, the straight-line method being applied to restricted stock unit grants would have calculated higher before tax compensation expense during the nine months ended September 30, 2005 than if the previous method of accounting had been used by approximately $2.4 million ($1.5 million after tax). As a result of applying the straight-line method, the Company expects that before tax compensation expense recognized during the year ending December 31, 2006 will be approximately $1 million lower than under the accelerated method.
•	The Company previously accounted for forfeitures as they occurred. Under SFAS 123(R), the Company is required to estimate forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Effective January 1, 2006, the Company recorded income of $1.8 million ($1.1 million after tax, or $0.01 per diluted share) to adjust previously recognized compensation cost on unvested awards to the amount of compensation cost recognized had forfeitures been estimated. This amount was recorded as a cumulative effect of a change in accounting.

•	In accordance with SFAS 123, the Company previously recorded compensation cost on performance unit awards using the intrinsic-value method. However, SFAS 123(R) requires liability awards to be accounted for using the fair value method. One-half of the Company’s performance unit awards have a market condition, which must be considered in the determination of fair value. Effective January 1, 2006, the Company recorded expense of $0.9 million ($0.5 million after tax) to adjust previously recognized compensation cost on vested performance unit awards to the amount of compensation recognized had the fair value of the awards been recorded prior to the adoption of SFAS 123(R). This amount was recorded as a cumulative effect of a change in accounting.

•	Prior to the adoption of SFAS 123(R), the Company presented all excess tax benefits of deductions resulting from share-based payments as net cash provided by operating activities in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax deductions in excess of compensation cost to be classified as net cash provided by financing activities. The $4.2 million excess pro forma tax benefit was classified as net cash provided by financing activities during the nine months ended September 30, 2006.

•	Compensation expense on share-based payment grants made subsequent to January 1, 2006 to retirement eligible individuals will be recognized over the requisite service period (i.e., through date of retirement eligibility). In accordance with the Securities and Exchange Commission’s guidance, expense related to grants prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit vesting period, which is generally three or five years, with acceleration of any remaining unrecognized compensation cost when an employee actually retires. As a result of applying this provision of SFAS 123(R), before tax compensation cost of approximately $12 million ($8 million after tax, or $0.06 per diluted share) was recognized during the nine months ended September 30, 2006, which is approximately $10 million higher than recorded under the previous method. Applying this provision to all awards granted subsequent to December 31, 1994 (the effective date of SFAS 123) would have calculated higher before tax compensation cost during the nine months ended September 30, 2005 by approximately $5 million. For the year ending December 31, 2006, the Company expects that before tax compensation cost will be approximately $9 million higher than under the previous method.

The compensation cost recorded for share-based compensation plans during the nine months ended September 30, 2006 totaled $36.3 million ($22.9 million after tax, or $0.18 per diluted share) as compared to $28.4 million ($18.3 million after tax, or $0.15 per diluted share) during the nine months ended September 30, 2005. The increase of $7.9 million was primarily driven by approximately $10 million incremental compensation expense recognized during the nine months ended September 30, 2006 as a result of recognizing an accelerated portion of the total compensation expense on 2006 awards granted to employees who are retirement eligible or will become retirement eligible prior to the normal vesting date. The impact of accelerating expense for retirement eligible individuals was partially offset by the $2.4 million decrease in expense, resulting from the switch from the accelerated attribution method to the straight line attribution method. The compensation cost recorded for share-based compensation during the three months ended September 30, 2006 totaled $8 million as compared to $9.8 million during the three months ended September 30, 2005.
The total income tax benefit recognized in the income statement for share-based compensation awards was $13.5 million and $10.1 million for the nine months ended September 30, 2006 and 2005, respectively. There was no compensation cost related to share-based plans capitalized as part of inventory and fixed assets during the nine months ended September 30, 2006 and 2005. As of September 30, 2006, total compensation cost related to nonvested share-based compensation awards not yet recognized totaled $42.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The Company administers the Goodrich Equity Compensation Plan (the Plan) as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance shares, restricted stock awards, restricted stock units and several other equity-based compensation awards. The Plan, which will expire on April 17, 2011, unless renewed, made 11,000,000 shares of common stock of the Company available for grant, together with shares of common stock that were available as of April 17, 2001 for future awards under the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 1999 Stock Option Plan awards as of April 17, 2001 that were not issued or otherwise are returned to the Company after that date. Historically, the Company has issued shares upon exercise of options or vesting of other share-based compensation awards. During the nine months ended September 30, 2006, the Company only repurchased shares to the extent required to meet the minimum statutory tax withholding requirements.
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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton formula. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options giving consideration to the contractual terms, vesting schedules and expectations of future employee exercise behavior. The Company does not issue traded options. Accordingly, the Company uses historical volatility instead of implied volatility. The historical volatility is calculated over a term commensurate with the expected term of the options. The risk-free rate during the option term is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the expected annual dividends during the term of the options divided by the fair value of the stock on the grant date. The fair value for options issued during the nine months ended September 30, 2006 and 2005 was based upon the following weighted-average assumptions:

	2006	2005
Risk-free interest rate (%)	4.3	4.0
Dividend yield (%)	2.0	2.6
Volatility factor (%)	36.1	40.6
Weighted-average expected life of the options (years)	5.5	7.0
A summary of option activity during the nine months ended September 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)			(in millions)
Outstanding at January 1, 2006	6,951.7	$30.85
Granted	711.9	40.21
Exercised	(1,362.8)	29.80
Forfeited or expired	(51.7)	32.47

Outstanding at September 30, 2006	6,249.1	$32.13	5.3 years	$53.9

Vested or expected to vest (1)	6,220.2	$32.10	5.2 years	$53.8

Exercisable at September 30, 2006	4,948.3	$31.03	4.4 years	$47.8

(1)	Represents outstanding options reduced by expected forfeitures.
As of September 30, 2006, the total compensation expense related to nonvested options not yet recognized totaled $7.9 million. The weighted-average grant date fair value of options granted was $13.44 per option during the nine months ended September 30, 2006 and $11.79 per option during the nine months ended September 30, 2005.
During the nine months ended September 30, 2006, the amount of cash received from exercise of stock options totaled $40.6 million and the tax benefit realized from stock options exercised totaled $6.7 million. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $19.8 million and $47 million, respectively.

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
The grant date fair value of the restricted stock units is determined based upon the average of the high and low sales price of the Company’s stock on the grant date. The weighted-average grant date fair value of units granted during the nine months ended September 30, 2006 was $40.48 per unit as compared to $32.44 per unit during the nine months ended September 30, 2005.
A summary of the status of the Company’s restricted stock units as of September 30, 2006 and changes during the nine months then ended is presented below:

		Weighted-
		Average
		Grant date
	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2006	1,095.1	$31.55
Granted	594.8	40.48
Vested	(84.3)	33.45
Forfeited	(39.9)	34.45

Nonvested at September 30, 2006	1,565.7	34.76

As of September 30, 2006, there was $24.8 million of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of units vested during the nine months ended September 30, 2006 and 2005 was $3.2 million and $2.1 million, respectively. The tax benefit realized from vested restricted stock units totaled $1.2 million during the nine months ended September 30, 2006.
Restricted Stock Awards
Restricted stock awards have not been granted since the year ended December 31, 2004. As of September 30, 2006, 6,347 awards were nonvested. There is a negligible amount of unrecognized compensation expense related to these shares. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $2.2 million and $1.7 million, respectively. The tax benefit realized from vested restricted stock awards totaled $0.8 million during the nine months ended September 30, 2006.

Performance Units
Performance share units awarded to the Company’s senior management are paid in cash. Since the awards will be paid in cash, they are recorded as a liability award in accordance with SFAS 123(R). The value of each award is determined based upon the fair value of the Company’s stock at the end of the three-year term, as adjusted for either a performance condition or a market condition.
The performance condition is applied to one-half of the awards and is based upon the Company’s actual return on invested capital (ROIC) as compared to a target ROIC, which is approved by the Compensation Committee of the Board of Directors. At each reporting period, the fair value represents the fair market value of the Company’s stock as adjusted by expectations regarding the achievement of the ROIC target. Changes in expectations are recognized as adjustments to compensation expense each reporting period.
The market condition is applied to the other half of the awards and is based on the Company’s relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies, which is approved by the Compensation Committee of the Board of Directors. Because the awards have a market condition, it must be considered in the calculation of the fair value. The fair value of each award is estimated each reporting period using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk free rates and correlation matrix. Because the award is recorded as a liability, the fair value is updated at each reporting period until settlement.
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
A summary of performance share unit activity during the nine months ended September 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Fair	Contractual	Aggregate
	Shares	Value	Term	Fair Value
	(in thousands)			(in millions)
Outstanding at January 1, 2006	683.5	$39.38
Units granted, dividends reinvested and additional shares due to performance condition	346.6	40.33
Converted and paid out	(313.7)	32.20
Forfeited	(58.1)	40.23

Outstanding at September 30, 2006	658.3	$39.79	1.2 years	$26.2

Vested or expected to vest (1)	613.7	$39.60	1.2 years	$24.3

(1)	Represents outstanding units reduced by expected forfeitures.

As of September 30, 2006, the total compensation cost related to nonvested performance units not yet recognized totaled $9.5 million. The weighted-average grant date fair value of units granted was $46.21 per unit during the nine months ended September 30, 2006 and $32.43 per unit during the nine months ended September 30, 2005. The total payments during the nine months ended September 30, 2006 and 2005 approximated $10.1 million and $3.7 million, respectively.
Employee Stock Purchase Plan
The Company administers the Employee Stock Purchase Plan under which 2,000,000 shares were reserved for issuance. Employees with two months of continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $12,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time and for any reason, cancel their payroll deduction authorizations and have the balance in their stock purchase right account applied to the purchase of shares or have the amount refunded. The offering period begins on January 1, or July 1 for new employees, and ends on December 31 of each year. The stock purchase rights are used to purchase the common stock of the Company at the lesser of: (i) 85 percent of the fair market value of a share as of the grant date applicable to the participant or (ii) 85 percent of the fair market value of a share as of the last day of the offering period. The fair market value of a share is defined as the average of the closing price per share as reflected by composite transactions on the New York Stock Exchange throughout a period of ten trading days ending on the determination date. Dividends are not paid or earned on stock purchase rights.
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
The weighted-average grant date fair value of rights granted was $10.91 per right during the nine months ended September 30, 2006 and $9.00 per right during the nine months ended September 30, 2005. The total intrinsic value of rights exercised during the nine months ended September 30, 2006 and 2005 was $3.3 million and $1.6 million, respectively. As of September 30, 2006, the projected annual contributions under the plan are $7.8 million.

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
The phantom shares outstanding are recorded at fair market value on each reporting date. At September 30, 2006, the intrinsic value totaled $5.2 million on 128,000 phantom shares outstanding, reflecting a per share fair value of $40.70. At September 30, 2005, the intrinsic value totaled $5.3 million on 115,000 phantom shares outstanding, reflecting a per share fair value of $45.82. Cash payments during the nine months ended September 30, 2006 totaled $49,000.
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
The shares outstanding under the plan are recorded at the grant date fair value, which is the fair value of the common stock of the Company on the date the deferred fees would ordinarily be paid in cash. At September 30, 2006 and 2005, 98,000 and 92,000 shares were outstanding, respectively. The weighted-average grant date fair value per share was $41.79 and $35.64 during the nine months ended September 30, 2006 and 2005, respectively. There were no awards converted to shares under this plan during the nine months ended September 30, 2006.
Note 18. Discontinued Operations
Discontinued operations for the three months and nine months ended September 30, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)		(Dollars in millions)
Sales	$—	$—	$—	$8.0

Operating income	$(0.3)	$—	$0.6	$1.3
Gain on sale	—	0.2	—	20.4
Income tax expense	0.2	—	(0.2)	(7.5)

Income (loss) from discontinued operations-net of income taxes	$(0.1)	$0.2	$0.4	$14.2

Income from discontinued operations for the nine months ended September 30, 2006 primarily represents insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation, net of related expenses.
On April 19, 2005, the Company completed the sale of JcAir Inc. (Test Systems) to Aeroflex Incorporated for $34 million in cash, net of expenses and purchase price adjustments. The gain on the sale of $13.3 million after tax was recorded in the nine months ended September 30, 2005. Test Systems was previously reported in the Electronic Systems segment. The amount of goodwill included in the calculation of the gain on the sale of Test Systems was $7.8 million.
Note 19. Subsequent Events
On October 24, 2006, the Board of Directors of the Company approved a program that authorizes the Company to repurchase up to $300 million of the Company’s common stock. The primary purpose of the program is to reduce dilution to existing shareholders from the Company’s share-based compensation plans. While no time limit was set for completion of the program, the Company expects repurchases to occur over a three year period. Repurchases under the program, which could aggregate to approximately 6 percent of the Company’s outstanding common stock, may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.
On October 24, 2006, the Board of Directors declared a quarterly dividend of $0.20 per share on the Company’s common stock, payable January 2, 2007 to shareholders of record as of December 4, 2006.

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
The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models such as the Boeing 787 and 747-8, the Airbus A380 and A350 XWB, and Embraer 190 airplanes.

We have significant sales content on most of the airplanes manufactured in this market channel. We have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the more popular regional and general aviation airplanes. We were also awarded several new contracts for our products on airplanes currently in a pre-production stage, including the Boeing 787 and 747-8 and the Airbus A380, which should provide substantial future sales growth for us.
During 2005, orders for Airbus and Boeing commercial airplanes were at record levels, with many of the orders for deliveries beyond 2008. While orders for regional airplanes were not nearly as strong in 2005 as those for the larger airplanes, the unfilled backlog of orders remained substantial. During 2005, orders for general aviation airplanes, including business jets, continued to be strong as well. During the first nine months of 2006, orders for commercial airplanes were also strong. These orders are expected to generate substantial future sales for us.
Commercial and General Aviation Airplane Aftermarket
The commercial and general aviation airplane aftermarket channel includes sales of products and services for existing commercial and general aviation airplanes, primarily to airlines and package carriers around the world.
The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size of the airplane fleet. Other important factors affecting growth in this market channel are the age of the airplanes in the fleet and Gross Domestic Product (GDP) trends in countries and regions around the world.
We estimate that capacity in the global airline system, as measured by ASMs, will grow approximately 4 to 5 percent annually in 2006 through 2010. It is expected that the global airplane fleet will continue to grow in 2006 and beyond, as the OE manufacturers are expected to deliver more airplanes than are retired.
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
The market for our defense and space products is global, and is not dependent on any single program, platform or customer. While we anticipate fewer new platform starts over the next several years, which are expected to negatively affect OE sales, we anticipate that upgrades on existing defense and space platforms will be necessary and will provide long-term growth in this market channel. Additionally, we are participating in, and developing new products for, the rapidly expanding homeland defense, surveillance and reconnaissance markets, which should further strengthen our position in this market channel.
Long-term Sustainable Growth
We believe we are well positioned to continue to grow our commercial airplane and defense and space sales due to:
•	Awards for key products on important new and expected programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	Growing commercial airplane fleet, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul opportunities, particularly in Europe, Asia and the Middle East, where we are expanding our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as intelligence, surveillance and reconnaissance products.

Quarter Ended September 30, 2006 Sales Content by Market Channel
During the quarter ended September 30, 2006, approximately 94 percent of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Quarter Ended
September 30, 2006
Airbus Commercial OE	15%
Boeing Commercial OE	9%
Regional and General Aviation Airplane OE	7%

Total Commercial and General Aviation Airplane OE	31%

Large Commercial Airplane Aftermarket	28%
Regional and General Aviation Airplane Aftermarket	6%
Heavy Airplane Maintenance	3%

Total Commercial and General Aviation Airplane Aftermarket	37%

Total Defense and Space	26%

Other	6%

Total	100%

Summary Performance — Quarter Ended September 30, 2006 as Compared to the Quarter Ended September 30, 2005

	Quarter Ended September 30,
	2006	2005	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,436.0	$1,370.5	4.8

Segment operating income (1)	$197.4	$157.4	25.4

Percent of sales	13.7%	11.5%
Income from continuing operations	$100.8	$60.6	66.3

Net income	$100.7	$60.8	65.6

Capital expenditures	$58.5	$37.0	58.1

Net cash provided by (used in) operating activities	$(43.9)	$87.9

Diluted EPS:
Continuing operations	$0.80	$0.49	63.3

Net income	$0.80	$0.49	63.3

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 13, “Business Segment Information” to our Unaudited Consolidated Financial Statements.
Our sales and income performance during the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 was driven primarily by sales growth in our commercial, regional and general aviation airplane market channels as follows:
•	Large commercial airplane OE sales increased by more than 4 percent;

•	Regional, business and general aviation airplane OE sales increased 18 percent, led by strong sales growth for nacelles and thrust reverser systems; and

•	Large commercial, regional and general aviation airplane aftermarket sales increased by 10 percent, with continued strong sales of nacelles and thrust reverser systems and related services.

The sales growth described above was partially offset by a decrease in defense and space OE and aftermarket sales of approximately 3 percent. Defense and space sales growth in the Electronic Systems segment continued to be strong, with growth of 13 percent.
The change in income from continuing operations before income taxes during the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 was impacted by the following items:

	Increase (Decrease)
	(Dollars in millions, except diluted EPS)
	Before	Net	Diluted
	Tax	Income	EPS
Foreign exchange rate impact, including net monetary asset remeasurement	$(12.4)	$(7.7)	$(0.06)

Pension expense, including curtailments, settlements and special termination benefits	$6.2	$3.8	$0.03

Loss on extinguishment of debt	$5.6	$3.5	$0.03

Delta and Northwest bankruptcy filings	$2.0	$1.3	$0.02

During the quarter ended September 30, 2006, we realized a change in net unfavorable foreign currency impact of approximately $12 million as compared to the quarter ended September 30, 2005. The change in exchange rates as compared to the quarter ended September 30, 2005 resulted in unfavorable foreign currency translation of approximately $9 million. Additionally, net gains on cash flow hedges settled during the quarter ended September 30, 2006 were approximately $2 million lower than during the quarter ended September 30, 2005. As compared to the quarter ended September 30, 2005, the foreign currency impact on our net monetary assets (NMA) during the quarter ended September 30, 2006 resulted in a net loss of approximately $1 million, which includes an increase in net gains on other forward contracts of approximately $4 million. For additional information on our cash flow hedges and other forward contracts see Note 14, “Derivatives and Hedging Activities” to our Unaudited Condensed Consolidated Financial Statements.
Pension expense during the quarter ended September 30, 2006 totaled $19.6 million as compared to $25.8 million during the quarter ended September 30, 2005. During the quarter ended June 30, 2006, we remeasured our U.S. pension plans, as was required following implementation of plan changes. Those remeasurements, which utilized higher discount rates, are more fully discussed in Note 10, “Pensions and Postretirement Benefits” to our Unaudited Condensed Consolidated Financial Statements.
During the quarter ended September 30, 2005, we recorded premiums and other costs of $6 million associated with the early retirement of $82.1 million of long-term debt.
During the quarter ended September 30, 2005, we incurred charges and costs approximating $2 million related to Chapter 11 bankruptcy filings of Delta Air Lines and Northwest Airlines.
During the quarter ended September 30, 2006, we reported an effective tax rate of 21.6 percent, including a net benefit of approximately 13 percentage points primarily related to the reversal of tax reserves associated with tax settlements. During the quarter ended September 30, 2005, we reported an effective tax rate of 34.6 percent, which included a benefit related to export sales partially offset by additional taxes related to repatriation of cash held in foreign subsidiaries pursuant to the American

Jobs Creation Act. Our effective tax rate during the quarter ended September 30, 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the annual effective tax rate would have been approximately 1 percentage point lower had we been able to include the tax benefits associated with the R&D Credit.
Summary Performance — Nine Months Ended September 30, 2006 as Compared to the Nine Months Ended September 30, 2005

	Nine Months Ended
	September 30,
	2006	2005	% Change
	(Dollars in millions, except diluted EPS)
Sales	$4,343.0	$3,998.7	8.6

Segment Operating Income (1)	$570.0	$465.3	22.5

% of Sales	13.1%	11.6%
Income from Continuing Operations	$382.2	$179.8	112.6

Net Income	$383.2	$194.0	97.5

Capital Expenditures	$153.6	$103.4	48.5

Net Cash Provided by Operating Activities	$11.0	$195.3	(94.4)

Diluted EPS:
Continuing Operations	$3.03	$1.46	107.5

Net Income	$3.04	$1.57	93.6

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments except for the pension curtailment charge which was not allocated to our segments. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 13, “Business Segment Information” to our Unaudited Consolidated Financial Statements.
Our sales and income performance during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was driven primarily by sales growth in our commercial, regional and general aviation airplane market channels as follows:
•	Large commercial airplane OE sales increased 16 percent;

•	Regional, business and general aviation airplane OE sales increased 22 percent, led by strong sales growth for nacelles and thrust reverser systems; and

•	Large commercial, regional and general aviation airplane aftermarket sales increased by 15 percent, with continued strong sales of nacelles and thrust reverser systems and related services.
The sales growth described above was partially offset by a decrease in defense and space OE and aftermarket sales of about 4 percent. Defense and space sales growth in the Electronic Systems segment of 13 percent was more than offset by a decrease in sales in the Engine Systems segment due to completion of certain contracts in 2005.
Net income as reported for the nine months ended September 30, 2005 included an after tax gain of $13.3 million ($0.10 per diluted share) on the sale of the Test Systems business.

The change in income from continuing operations before income taxes during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 was impacted by the following items:

	Increase (Decrease)
	Before	Net	Diluted
	Tax	Income	EPS
	(Dollars in millions, except diluted EPS)
Foreign exchange rate impact, including net monetary asset remeasurement	$(28.1)	$(17.5)	$(0.14)

A380 actuation systems costs to reserve for retrofit	$16.2	$10.1	$0.08

Pension curtailments, settlements and special termination benefits	$(10.2)	$(6.4)	$(0.05)

Pension expense, excluding curtailment charge	$2.6	$1.6	$0.01

Loss on exchange or extinguishment of debt	$6.8	$4.3	$0.03

Share-base compensation, including the impact of the adoption of SFAS 123(R)	$(7.9)	$(4.6)	$(0.04)

During the nine months ended September 30, 2006, we realized a change in net unfavorable foreign currency impact of approximately $28 million as compared to the nine months ended September 30, 2005. The change in exchange rates as compared to the nine months ended September 30, 2005 resulted in an unfavorable foreign currency translation of approximately $2 million. Additionally, net gains on cash flow hedges settled during the nine months ended September 30, 2006 were approximately $14 million lower than during the nine months ended September 30, 2005. As compared to the nine months ended September 30, 2005, the foreign currency impact on our NMA during the nine months ended September 30, 2006 resulted in a net loss of approximately $12 million, which includes an increase in net gains on other forward contracts of approximately $13 million. For additional information on our cash flow hedges and other forward contracts see Note 14, “Derivatives and Hedging Activities” to our Unaudited Condensed Consolidated Financial Statements.
During the nine months ended September 30, 2005, we incurred charges approximating $16 million to reserve for costs associated with the redesign and retrofit of actuators for the A380 aircraft.
Pension expense during the nine months ended September 30, 2006 totaled $71 million as compared to $73.6 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we recorded a pension curtailment charge of $10.9 million related to the implementation of changes to our pension and retirement savings plans. Additionally, during the nine months ended September 30, 2006, we remeasured our U.S. pension plans, as was required following implementation of plan changes. Those remeasurements, which utilized higher discount rates, are more fully discussed in Note 10, “Pensions and Postretirement Benefits” to our Unaudited Condensed Consolidated Financial Statements.
During the nine months ended September 30, 2006, we exchanged more than $500 million of our long-term notes for similar notes of longer duration. The exchange reduces the amount of debt that matures in the years from 2008 to 2012 and the interest rates associated with the refinanced debt. We recorded a charge of $4.8 million for costs associated with the transaction. As a result of the transaction, before tax interest savings of approximately $0.5 million per quarter, began in the quarter ended September 30, 2006. During the nine months ended September 30, 2005, we recorded premiums and other costs of $11.6 million associated with the early retirement of $182.1 million of long-term debt.

During the nine months ended September 30, 2006, share-based compensation expense was approximately $8 million higher than the nine months ended September 30, 2005. The increase was primarily driven by $10 million of incremental compensation expense recognized during the nine months ended September 30, 2006 as a result of recognizing an accelerated portion of the total compensation expense on 2006 awards granted to employees who are retirement eligible or will become retirement eligible prior to the normal vesting date upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). For additional information, see Note 17, “Share-Based Compensation Plans” to our Unaudited Condensed Consolidated Financial Statements.
During the nine months ended September 30, 2006, we reported an effective tax rate benefit of (10.3) percent, including a benefit of approximately 45 percentage points related to the Rohr and Coltec tax cases and for several additional settlements and refunds. The effective tax rate excluding the benefit related to these items would have been approximately 35 percent for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we reported an effective tax rate of 33.3 percent, which included a benefit related to export sales partially offset by additional taxes related to repatriation of cash held in foreign subsidiaries pursuant to the American Jobs Creation Act. Our effective tax rate during the nine months ended September 30, 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the annual effective tax rate would have been approximately 1 percentage point lower had we been able to include the tax benefits associated with the R&D Credit.
Net income as reported for the nine months ended September 30, 2005 included an after tax gain of $13.3 million ($0.10 per diluted share) on the sale of the Test Systems business.
Net cash flow provided by operating activities during the first nine months of 2006 was $11 million, a decrease of $185 million from the same period in 2005. The decrease was primarily due to the cash outlay of $97 million to unwind our accounts receivable securitization program, tax payments of $117 million associated with the Rohr and Coltec tax settlements, increased pension plan contributions and increased pre-production inventory for development of the nacelles and thrust reversers for the Boeing 787 program, which was partially offset by higher net income. Capital expenditures were $154 million for the first nine months of 2006 compared to capital expenditures for the first nine months of 2005 of $103 million.
2006 Outlook
Our sales outlook is based on market assumptions for each of our major market channels, which are included in the “2006 and 2007 Outlooks — Market Channel Assumptions” section below. The 2006 assumptions are essentially unchanged from that provided in our Form 10-Q for the quarter ended June 30, 2006.
Based on the strong sales growth in the third quarter 2006, and the current expectations for the remainder of the year, we have adjusted our full year 2006 sales outlook to a range of $5.80 to $5.85 billion.

Our outlook for net income continues to assume an effective tax rate for the full year 2006, excluding the impact of tax settlements recorded in the first nine months of 2006, of approximately 31 to 32 percent. This tax rate assumes that the R&D tax credit will be reinstated by the U.S. Congress, retroactive to the beginning of 2006.
Based on these assumptions, among others, and continued strong sales of commercial OE and aftermarket products and services, we now expect our full year 2006 net income per diluted share to be in the range of $3.65 to $3.70, which includes $1.15 per diluted share related to tax settlements that were completed during the first nine months of 2006. Excluding these tax settlements, net income per diluted share is expected to be in the range of $2.50 to $2.55.
We expect net cash flow provided by operating activities, minus capital expenditures, to be approximately break-even, including expected 2006 tax payments of approximately $130 million, which are directly associated with the Rohr and Coltec tax litigation and the unwinding of our accounts receivable securitization program which decreased net cash flow provided by operating activities by approximately $97 million during the quarter ended June 30, 2006. Our outlook continues to include significant cash expenditures for investments in recently awarded programs such as the Boeing 787 Dreamliner and the Airbus A350 XWB, capital expenditures to support higher original equipment deliveries to Boeing and Airbus, and productivity initiatives that are expected to enhance margins over the long-term. We continue to expect capital expenditures in 2006 to be in the range of $240 to $260 million.
2007 Outlook
Our sales outlook is based on market assumptions for each of our major market channels, which are included in the “2006 and 2007 Outlooks — Market Channel Assumptions” section below.
We expect that 2007 will be another year of strong sales growth with improving segment operating income margins. We expect that full year 2007 sales will be in the range of $6.1 to $6.3 billion, which represents an increase of 6 to 7 percent, compared to expectations for the full year 2006. We expect our 2007 net income per diluted share to be in the range of $2.90 to $3.10, reflecting margin expansion associated with the sales growth and improved operating efficiencies.
Our 2007 outlook assumes, among other factors, an effective tax rate of 33 — 34 percent, successful completion of negotiations of a new long-term agreement to supply landing gear to Boeing and the delays in A380 deliveries that have been announced by Airbus. Compared to expectations for 2006, our 2007 outlook includes higher foreign exchange translation costs of approximately $17 million and assumes lower pension plan expenses and curtailment charges.
To provide the most meaningful comparison between 2006 and 2007 net income per diluted share expectations, we believe that the net income per diluted share expectations of $3.65 to $3.70 for 2006 should be adjusted to remove the $1.15 per diluted share related to tax settlements that were completed during the first nine months of 2006. Excluding these tax settlements, net income per diluted share for 2006 is expected to be in the range of $2.50 to $2.55, compared to expected results of $2.90 to $3.10 for 2007. On this basis, net income per diluted share is expected to grow by 15 — 23 percent in 2007, compared to 2006.

We expect net cash flow provided by operating activities, minus capital expenditures, to be about 50 percent of net income in 2007. Our outlook reflects a continuation of cash expenditures for investments in the Boeing 787 Dreamliner and the Airbus A350 XWB and capital expenditures for facility expansions to support increased aftermarket demand, low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We expect capital expenditures to increase in 2007 to a range of $270 to $290 million. Of these capital expenditures, approximately 40 percent are expected to be associated with investments in low cost country manufacturing, previously announced MRO facility expansions and new facilities to support aftermarket sales growth, and expenditures related to the company-wide implementation of a new Enterprise Resource Planning (ERP) system.
The current sales, net income and net cash flow provided by operating activities outlook for 2006 and 2007 do not include the impact of acquisitions or divestitures or resolution of an A380 claim we made to Northrop Grumman.
2006 and 2007 Outlooks — Market Channel Assumptions
Our 2006 and 2007 outlooks are based on certain market assumptions, including the following:
•	We expect deliveries of Airbus and Boeing large commercial aircraft to increase by more than 20 percent in 2006, compared to 2005, and by about 8 to 10 percent in 2007 compared to 2006. Our sales of large commercial aircraft original equipment products are projected to increase by approximately 15 percent in 2006 and by about the same rate as the increase in deliveries in 2007.

•	Capacity in the global airline system, as measured by ASMs, is expected to grow at about 4 to 5 percent in both 2006 and 2007. Our sales to airlines and package carriers for large commercial and regional aircraft aftermarket parts and services are expected to grow by more than 10 percent in 2006 compared to 2005, and by more than the underlying market-based growth in 2007 compared to 2006.

•	Total regional and business aircraft production is expected to be flat or slightly down in 2006 and in 2007. In both years, deliveries of business jets are expected to increase, partially offsetting the expected decrease in regional aircraft deliveries. Deliveries to Embraer in support of its EMBRAER 190 aircraft, which includes a significant amount of our content, are expected to enable us to substantially increase our original equipment sales in this market channel for both 2006 and 2007.

•	Defense and space sales (OE and aftermarket) are expected to be relatively flat to slightly down in 2006, compared to 2005. Sales in this market channel are expected to resume modest overall growth in 2007 compared to 2006, reflecting continued strong growth for defense and space products in our Electronic Systems segment, and a resumption of growth in the Engine Systems segment.

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
At September 30, 2006, we had seven types of share-based compensation awards outstanding, which are described more fully in Note 17, “Share-Based Compensation Plans,” to our Unaudited Condensed Consolidated Financial Statements. Because we adopted the accounting provisions of SFAS 123 effective January 1, 2004, the compensation cost recognized in accordance with SFAS 123 during the years ended December 31, 2004 and 2005 should be consistent with the cost that would have been recorded under SFAS 123(R), except for the following differences:
•	SFAS 123(R) requires entities to apply the same attribution method to all awards subject to graded vesting. We have two types of share-based compensation awards that are subject to graded vesting: stock options and restricted stock units. These awards are described more fully in Note 17, “Share-Based Compensation Plans,” to our Unaudited Condensed Consolidated Financial Statements. In the years prior to January 1, 2006, stock options were accounted for under the straight-line attribution method and restricted stock units were accounted for under the accelerated attribution method. Effective upon the adoption of SFAS 123(R), we made a policy election to apply the straight-line method to all share-based awards that are subject to graded vesting. As a result of this election, the straight-line method being applied to restricted stock unit grants would have calculated before tax compensation expense during the nine months ended September 30, 2005 higher than the previous method of accounting by approximately $2.4 million ($1.5 million after tax). As a result of applying the straight-line method, we expect that before tax compensation expense recognized during the twelve months ending December 31, 2006 will be approximately $1 million lower than it would have been under the accelerated method.

•	We previously accounted for forfeitures as they occurred. Under SFAS 123(R), we are required to estimate forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Effective January 1, 2006, we recorded income of $1.8 million ($1.1 million after tax, or $0.01 per diluted share) to adjust previously recognized compensation cost on unvested awards to the amount of compensation cost recognized had forfeitures been estimated. This amount was recorded as a cumulative effect of a change in accounting.

•	In accordance with SFAS 123, we previously recorded compensation cost on performance unit awards, described more fully in Note 17, “Share-Based Compensation Plans,” to our Unaudited Condensed Consolidated Financial Statements, using the intrinsic-value method. However, SFAS 123(R) requires liability awards to be accounted for using the fair value method. One-half of our performance unit awards have a market condition, which must be considered in the determination of fair value. Effective January 1, 2006, we recorded expense of $0.9 million ($0.5 million after tax) to adjust previously recognized compensation cost on vested performance unit awards to the amount of compensation recognized had the fair value of the awards been recorded prior to the adoption of SFAS 123(R). This amount was recorded as a cumulative effect of a change in accounting.

•	Prior to the adoption of SFAS 123(R), we presented all excess tax benefits of deductions resulting from share-based payments as net cash provided by operating activities in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax deductions in excess of the compensation cost to be classified as net cash provided by financing activities. The $4.2 million excess tax benefit was classified as net cash provided by financing activities inflow during the nine months ended September 30, 2006.

•	Compensation expense on share-based payment grants made subsequent to January 1, 2006 to retirement eligible individuals will be recognized over the requisite service period (i.e., through date of retirement eligibility). In accordance with Securities and Exchange Commission guidance, expense related to grants prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit vesting period, which is generally three or five years, with acceleration of any remaining unrecognized compensation cost when an employee actually retires. As a result of applying this provision of SFAS 123(R), before tax compensation cost of approximately $12 million ($8 million after tax, or $0.06 per diluted share) was recognized during the nine months ended September 30, 2006, which is approximately $10 million higher than recorded under the previous method. Applying this provision to all awards granted subsequent to December 31, 1994 (the effective date of SFAS 123) would have calculated higher before tax compensation cost during the nine months ended September 30, 2005 by approximately $5 million. For the year ending December 31, 2006, we expect that before tax compensation cost will be approximately $9 million higher than under the previous method.
The compensation cost that has been recorded for share-based compensation awards during the nine months ended September 30, 2006 totaled $36.3 million ($22.9 million after tax, or $0.18 per diluted share) as compared to $28.4 million ($18.3 million after tax, or $0.15 per diluted share) during the nine months ended September 30, 2005. The increase of $7.9 million was primarily driven by approximately $10 million of incremental compensation expense recognized during the nine months ended September 30, 2006 as a result of recognizing an accelerated portion of the total compensation expense on 2006 awards granted to employees who are retirement eligible or will become retirement eligible prior to the normal vesting date. The impact of accelerating expense for retirement eligible individuals was partially offset by the $2.4 million decrease in expense, resulting from the change from the accelerated attribution method to the straight line attribution method. As of September 30, 2006, total compensation cost related to nonvested share-based compensation awards not yet recognized totaled $42.2 million, which is expected to be recognized over a weighted-average period of 1.7 years. The compensation cost recorded for share-based compensation during the quarter ended September 30, 2006 totaled $8 million as compared to $9.8 million during the quarter ended September 30, 2005.
Quarter Ended September 30, 2006 Compared with Quarter Ended September 30, 2005

	Quarter Ended
	September 30,
	2006	2005
	(Dollars in millions)
Sales	$1,436.0	$1,370.5

Segment operating income	$197.4	$157.4
Corporate general and administrative costs	(23.0)	(22.0)
Pension curtailment	—	—

Total operating income	174.4	135.4
Net interest expense	(29.3)	(31.1)
Other income (expense) — net	(16.6)	(11.6)
Income tax expense	(27.7)	(32.1)

Income from continuing operations	100.8	60.6
Income (loss) from discontinued operations	(0.1)	0.2

Net income	$100.7	$60.8

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs of $23 million for the quarter ended September 30, 2006 increased $1 million from $22 million for the quarter ended September 30, 2005. Corporate general and administrative costs as a percentage of sales were 1.6 percent in the quarters ended September 30, 2006 and 2005.
Net interest expense of $29.3 million in the quarter ended September 30, 2006 decreased $1.8 million, or 5.8 percent, from $31.1 million in the quarter ended September 30, 2005, primarily due to lower debt levels in 2006 and to the interest savings as a result of the debt exchange completed during the quarter ended June 30, 2006.
Other income (expense) — net increased by $5 million to expense of $16.6 million in the quarter ended September 30, 2006 from expense of $11.6 million in the quarter ended September 30, 2005, primarily as a result of a $4.1 million increase in expenses related to divested businesses, a $3.5 million increase in the net expense recognized from minority interests and equity investments in affiliated companies and a $2.4 million impairment recognized during the quarter ended September 30, 2006, partially offset by the absence of $5.6 million of losses recognized on the extinguishment of debt during the quarter ended September 30, 2005.
For the quarter ended September 30, 2006, we reported an effective tax rate of 21.6 percent, including a net benefit of approximately 13 percentage points primarily related to the reversal of tax reserves associated with tax settlements. During the quarter ended September 30, 2005, we reported an effective tax rate of 34.6 percent, which included a benefit related to export sales partially offset by additional taxes related to repatriation of cash held in foreign subsidiaries pursuant to the American Jobs Creation Act. Our effective tax rate during the quarter ended September 30, 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the annual effective tax rate would have been approximately 1 percentage point lower had we been able to include the tax benefits associated with the R&D Credit.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in millions)
Sales	$4,343.0	$3,998.7

Segment operating income	$570.0	$465.3
Corporate general and administrative costs	(74.1)	(63.7)
Pension curtailment	(10.9)	—

Total operating income	485.0	401.6
Net interest expense	(90.4)	(96.1)
Other income (expense) — net	(48.1)	(36.0)
Income tax benefit (expense)	35.7	(89.7)

Income from continuing operations	382.2	179.8
Income from discontinued operations	0.4	14.2
Cumulative effect of change in accounting	0.6	—

Net income	$383.2	$194.0

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs of $74.1 million for the nine months ended September 30, 2006 increased $10.4 million, or 16.3 percent, from $63.7 million for the nine months ended September 30, 2005 primarily due to higher salary benefits and incentive compensation expenses of approximately $6 million, which included the costs related to adopting SFAS 123(R), and to higher professional fees of approximately $4 million, primarily related to the tax settlements that occurred during the nine months ended September 30, 2006.
Corporate general and administrative costs as a percentage of sales were 1.7 percent in the nine months ended September 30, 2006 and 1.6 percent in the nine months ended September 30, 2005, as a result of the factors noted above.
Net interest expense of $90.4 million for the nine months ended September 30, 2006 decreased $5.7 million, or 6 percent, from $96.1 million for the nine months ended September 30, 2005, primarily due to lower debt levels in 2006 and to the interest savings as a result of the debt exchange completed during the quarter ended June 30, 2006.
Other income (expense) — net increased by $12.1 million to expense of $48.1 million for the nine months ended September 30, 2006 from expense of $36 million for the nine months ended September 30, 2005, primarily as a result of a $11.1 million increase in expenses related to divested businesses, a $4.2 million increase in the net expense recognized from minority interests and equity investments in affiliated companies and a $2.4 million impairment recognized during the quarter ended September 30, 2006, partially offset by a $6.8 million decrease in losses recognized on the extinguishment or exchange of debt during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, we reported an effective tax rate benefit of (10.3) percent, including a benefit of approximately 45 percentage points related to the Rohr and Coltec tax settlements and for several additional settlements and refunds. The effective tax rate excluding the benefit related to these items would have been approximately 35 percent for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we reported an effective tax rate of 33.3 percent, which included a benefit related to export sales partially offset by additional taxes related to repatriation of cash held in foreign subsidiaries pursuant to the American Jobs Creation Act. Our effective tax rate during the nine months ended September 30, 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2005. We estimate that the annual effective tax rate would have been approximately 1 percentage point lower had we been able to include the tax benefits associated with the R&D Credit.
Income from discontinued operations, after tax, represents the after tax gain on the sale of Test Systems of $13.3 million that was recorded in the nine months ended September 30, 2005. Income from discontinued operations during the nine months ended September 30, 2006 primarily represents insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation, net of related expenses.
The cumulative effect from the change in accounting resulted in a gain of $0.6 million from the adoption of SFAS 123(R) on January 1, 2006 as previously discussed.
BUSINESS SEGMENT PERFORMANCE
Our operations are reported as three business segments: Engine Systems, Airframe Systems and Electronic Systems. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments except for the pension curtailment charge which was not allocated to our segments. Segment operating income is used by management to assess the operating performance by the segments. For a reconciliation of total segment operating income to total operating income, see Note 13, “Business Segment Information” to our Unaudited Consolidated Financial Statements.
Quarter Ended September 30, 2006 Compared with Quarter Ended September 30, 2005

	Quarter Ended September 30,
			%	% of Sales
	2006	2005	Change	2006	2005
	(Dollars in millions)
NET CUSTOMER SALES
Engine Systems	$582.5	$567.3	2.7
Airframe Systems	481.1	475.2	1.2
Electronic Systems	372.4	328.0	13.5

Total Sales	$1,436.0	$1,370.5	4.8

SEGMENT OPERATING INCOME
Engine Systems	$116.2	$104.1	11.6	19.9	18.4
Airframe Systems	30.8	16.1	91.3	6.4	3.4
Electronic Systems	50.4	37.2	35.5	13.5	11.3

Segment Operating Income	$197.4	$157.4	25.4	13.7	11.5

Engine Systems: Engine Systems segment sales of $582.5 million in the quarter ended September 30, 2006 increased $15.2 million, or 2.7 percent, from $567.3 million in the quarter ended September 30, 2005. The increase was primarily due to the following:
•	Higher large commercial airplane aftermarket, including maintenance, repair and overhaul (MRO), volume of approximately $26 million, primarily in our aerostructures business; and

•	Higher regional and business OE and aftermarket sales volume of approximately $8 million, primarily in our aerostructures business.
The increase in sales was partially offset by a decline in defense sales volume of approximately $21 million, primarily associated with completed contracts in our aerostructures and customer services businesses.
Engine Systems segment operating income of $116.2 million in the quarter ended September 30, 2006 increased $12.1 million, or 11.6 percent, from $104.1 million in the quarter ended September 30, 2005. Segment operating income increased due to higher sales volume as described above, which generated segment operating income of approximately $17 million.
The increase in the Engine Systems segment operating income was partially offset by higher operating costs of approximately $5 million, including costs related to the implementation of a company-wide ERP system, increased costs for research and development, primarily in our aerostructures business and unfavorable foreign exchange translation of $4 million, primarily in our engine control systems business.
Airframe Systems: Airframe Systems segment sales of $481.1 million for the quarter ended September 30, 2006 increased $5.9 million, or 1.2 percent, from $475.2 million for the quarter ended September 30, 2005. The increase was primarily due to the following:
•	Higher large commercial airplane aftermarket sales volume of approximately $8 million, primarily in our landing gear and actuation systems businesses; and

•	Higher large commercial airplane OE net sales volume of approximately $8 million. Increased sales to Boeing were partially offset by decreased sales to Airbus, primarily in support of the A380.
The increase was partially offset by lower defense sales volume of approximately $11 million, primarily in the actuation system business.

Airframe Systems segment operating income of $30.8 million for the quarter ended September 30, 2006 increased $14.7 million, or 91.3 percent, from $16.1 million for the quarter ended September 30, 2005. This increase in operating income was primarily a result of the following:
•	Lower costs of approximately $25 million, primarily due to lower research and development costs in our actuation systems business, lower warranty costs in our landing gear and wheel and brakes businesses, lower costs related to product upgrades in our wheel and brakes business and savings from the workforce reduction in our landing gear business; and

•	Lower restructuring expenses of approximately $3 million, primarily in our actuation systems business.
Partially offsetting these factors was increased operating costs of approximately $17 million, which includes raw material price escalation, primarily in the landing gear business costs related to the implementation of a company-wide ERP system and unfavorable foreign exchange translation of approximately $8 million, primarily in the actuation systems and landing gear businesses.
Electronic Systems: Electronic Systems segment sales of $372.4 million in the quarter ended September 30, 2006 increased $44.4 million, or 13.5 percent, from $328 million in the quarter ended September 30, 2005.
The increase was primarily due to:
•	Higher defense and space sales volume of approximately $21 million, primarily in our optical and space, fuel and utility, and power systems businesses, partially offset by a decline in sales volume in our lighting systems business;

•	Higher large commercial OE and aftermarket sales volume of approximately $13 million in nearly all of our businesses; and

•	Higher regional, business and general aviation airplane OE and aftermarket sales volume of approximately $8 million, primarily in our aircraft interior products, sensors and lighting systems businesses, partially offset by a decline in sales volume in our power systems businesses.
Electronic Systems segment operating income of $50.4 million for the quarter ending September 30, 2006 increased $13.2 million, or 35.5 percent, from $37.2 million in the quarter ended September 30, 2005. Segment operating income was higher primarily due to:
•	Higher sales volume as described above, which generated operating income of approximately $16 million, including operating income from a company that was acquired during the quarter ended December 31, 2005; and

•	Lower research and development costs of $5 million, primarily in the power and aircraft interior products systems businesses.

Partially offsetting these factors were increased operating costs of approximately $7 million, primarily in our aircraft interior products, sensors, and fuel and utility systems businesses, related to the implementation of a company-wide ERP system and unfavorable foreign exchange translation of approximately $1 million, primarily in the lighting and power systems businesses.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

	Nine Months Ended September 30,
			%	% of Sales
	2006	2005	Change	2006	2005
	(Dollars in millions)

NET CUSTOMER SALES
Engine Systems	$1,827.6	$1,661.2	10.0
Airframe Systems	1,440.0	1,381.9	4.2
Electronic Systems	1,075.4	955.6	12.5

Total Sales	$4,343.0	$3,998.7	8.6

SEGMENT OPERATING INCOME
Engine Systems	$363.8	$303.4	19.9	19.9	18.3
Airframe Systems	73.1	54.7	33.6	5.1	4.0
Electronic Systems	133.1	107.2	24.2	12.4	11.2

Segment Operating Income	$570.0	$465.3	22.5	13.1	11.6

Engine Systems: Engine Systems segment sales of $1,827.6 million for the nine months ended September 30, 2006 increased $166.4 million, or 10 percent, from $1,661.2 million for the nine months ended September 30, 2005. The increase was primarily due to the following:
•	Higher large commercial OE and aftermarket, including MRO volume of approximately $197 million, primarily in our aerostructures and engine controls businesses; and

•	Higher regional and business OE sales volume of approximately $35 million, primarily from our aerostructures business.
The increase in sales was partially offset by a decline in defense sales volume of approximately $83 million, primarily associated with completed contracts in our aerostructures and customer services businesses.
Engine Systems segment operating income of $363.8 million for the nine months ended September 30, 2006 increased $60.4 million, or 19.9 percent, from $303.4 million for the nine months ended September 30, 2005. Segment operating income was higher primarily due to:
•	Higher sales volume as described above, which generated operating income of approximately $84 million; and

•	Lower net cumulative catch-up charges of approximately $2 million in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 on several long-term contracts in our aerostructures business.

The increase in the Engine Systems segment operating income was partially offset by higher operating costs of approximately $24 million, including increased costs for research and development, primarily in our engine control systems and aerostructures businesses costs related to the implementation of a company-wide ERP system and unfavorable foreign currency translation of approximately $7 million, primarily in our engine control systems business.
Airframe Systems: Airframe Systems segment sales of $1,440 million for the nine months ended September 30, 2006 increased $58.1 million, or 4.2 percent, from $1,381.9 million for the nine months ended September 30, 2005. The increase was primarily due to the following:
•	Higher large commercial airplane OE sales volume, primarily to Boeing, of approximately $56 million, primarily in our landing gear and actuation systems businesses;

•	Higher large commercial airplane aftermarket sales volume of approximately $33 million, primarily in our landing gear and actuation systems businesses; and

•	Higher regional and business aftermarket sales of approximately $10 million, primarily in our wheel and brakes and landing gear businesses.
The increase in sales was partially offset by the following:
•	Lower airframe heavy maintenance sales of approximately $31 million;

•	A decrease in defense OE and aftermarket sales volume of approximately $13 million, primarily driven by lower sales in our wheel and brake and actuation systems businesses, which were partially offset by higher sales volume in our landing gear business; and

•	Unfavorable net foreign currency translation of $8 million, primarily driven by a $15 million unfavorable impact in our actuation systems business, partially offset by a $7 million favorable impact in our landing gear business.
Airframe Systems segment operating income of $73.1 million for the nine months ended September 30, 2006 increased $18.4 million, or 33.6 percent, from $54.7 million for the nine months ended September 30, 2005. The increase in segment operating income was primarily due to:
•	Higher sales volume as described above, which generated operating income of approximately $15 million;

•	The absence of a $16.2 million charge recorded in the nine months ended September 30, 2005 for the retrofit of redesigned motor drive electronics for the A380 actuation system, including supplier claims and a related asset impairment;

•	Lower operating costs of approximately $28 million, primarily research and development costs in our actuation systems business, warranty costs in our landing gear and wheel and brakes businesses, costs related to product upgrades in our wheel and brakes business, and savings from the workforce reduction in our landing gear business; and

•	Lower restructuring expenses of approximately $5 million, primarily in our actuation systems business.
Partially offsetting these factors was higher operating costs of approximately $29 million, which includes raw material price escalation, primarily in the landing gear business, costs related to the implementation of a company-wide ERP system and approximately $17 million of unfavorable foreign currency translation, primarily in our actuation systems and landing gear businesses.
Electronic Systems: Electronic Systems segment sales of $1,075.4 million for the nine months ended September 30, 2006 increased $119.8 million, or 12.5 percent, from $955.6 million for the nine months ended September 30, 2005. The increase was primarily due to:
•	Higher defense and space sales volume of approximately $56 million, primarily in our optical and space, fuel and utility, sensor and power systems businesses, partially offset by a decline in sales volume in our propulsion and lighting systems business;

•	Higher large commercial OE and aftermarket sales volume of approximately $31 million in all of our businesses;

•	Higher regional, business and general aviation airplane OE sales volume of approximately $22 million in all of our businesses; and

•	Higher sales volume of approximately $12 million of other non-aerospace products, primarily in our optical and space systems business.
Electronic Systems segment operating income of $133.1 million for the nine months ended September 30, 2006 increased $25.9 million, or 24.2 percent, from $107.2 million for the nine months ended September 30, 2005. The higher sales volume as described above generated operating income of approximately $43 million, which was partially offset by increased operating costs of approximately $17 million, primarily in our fuel and utility, sensors and optical and space systems businesses, costs related to the implementation of a company-wide ERP system, and unfavorable foreign currency translation of approximately $4 million, primarily in our lighting and power systems businesses.
Future Restructuring and Consolidation Costs for Programs Announced and Initiated
During 2005, we announced and initiated a restructuring program to downsize a German facility in the Electronic Systems segment with partial transfers of operations to existing facilities in Florida and India. The goal of this program is to reduce operating costs and foreign exchange exposure. The total restructuring cost is expected to be approximately $13 million, of which approximately $7 million relates to costs yet to be incurred in 2006 and 2007.

LIQUIDITY AND CAPITAL RESOURCES
We currently expect to fund expenditures for capital requirements, including the implementation of a company-wide ERP system, as well as other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and also provide adequate financial flexibility.
Cash
At September 30, 2006, we had cash and marketable securities of $140.1 million, as compared to $251.3 million at December 31, 2005.
Credit Facilities
We have a $500 million committed global syndicated revolving credit facility that expires in May 2011. In May 2006, we exercised an option within the credit facility to extend the maturity of the facility by one year from May 2010 to May 2011. This facility permits borrowing, including letters of credit, up to a maximum of $500 million. At September 30, 2006, there were $93.4 million in borrowings, classified as long-term debt, and $20.3 million in letters of credit outstanding under this facility. At December 31, 2005, there were $34.9 million in borrowings and $19.6 million in letters of credit outstanding under this facility.
The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of September 30, 2006, we had borrowing capacity under this facility of $386.3 million, after reductions for borrowings and letters of credit outstanding under the facility.
At September 30, 2006, we maintained $75 million of uncommitted domestic money market facilities and $128.1 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of September 30, 2006, there was $32.1 million outstanding under these facilities. At December 31, 2005, we maintained $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with $22.4 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.
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
Long-Term Financing
At September 30, 2006, we had long-term debt and capital lease obligations, including current maturities, of $1,723 million with maturities ranging from 2006 to 2046. Long-term debt includes $34.9 million borrowed under the committed revolving syndicated credit facility to facilitate our implementation of the cash repatriation provisions of the American Jobs Creation Act. The earliest maturity of a material long-term debt obligation is April 2008. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.
In June 2006, we exchanged the following notes for $290.7 million principal amount of a new series of 6.29 percent notes due in 2016:
•	$177.9 million principal amount of our 7.5 percent notes due in 2008;

•	$32.7 million principal amount of our 6.45 percent notes due in 2008; and

•	$80.1 million principal amount of our 6.6 percent notes due in 2009.
Additionally, in June 2006, we exchanged $242.5 million principal amount of our outstanding 7.625 percent notes due 2012 for $254.6 million principal amount of a new series of our 6.8 percent notes due in 2036.
We paid an aggregate cash premium of $8.6 million to exchange the 6.29 percent notes due in 2016 and paid an aggregate premium of $24 million, including $12 million in cash and $12 million financed by issuing additional notes, for the exchange of the 6.8 percent notes due 2036. The premiums will be amortized over the lives of the new notes. We recorded $4.8 million of transaction costs associated with the exchange offers in other income (expense) — net during the nine months ended September 30, 2006.
The 6.29 percent notes due in 2016 and the 6.8 percent notes due in 2036 were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). As required by a registration rights agreement entered into in connection with the issuance of the new notes, on October 4, 2006, we completed exchange offers, registered under the Securities Act, of notes of the same series in exchange for the outstanding 6.29 percent notes due in 2016 and 6.8 percent notes due in 2036.
In June 2006, we entered into $288.5 million of treasury locks to offset changes in the issue price of the 6.29 percent notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.5 percent notes due in 2008, 6.45 percent notes due in 2008 and 6.6 percent notes due in 2009 attributable to movements in treasury rates prior to the exchange date. We paid $0.3 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the nine months ended September 30, 2006 and will be amortized over the life of the 6.29 percent notes due 2016. In June 2006, we also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.8 percent notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625 percent notes due in 2012 due to movements in treasury rates prior to the exchange date. We paid $1.9 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the nine months ended September 30, 2006 and will be amortized over the life of the 6.8 percent notes due 2036.
In June 2006, we terminated $7 million of a $50 million fixed-to-floating interest rate swap on our 6.45 percent notes due in 2008. We paid $0.3 million in cash to terminate this portion of the interest rate swap and the amount was recorded as an expense in other income (expense) — net during the nine months ended September 30, 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange of the 6.45 percent notes due in 2008.
In September 2006, we entered into a $50 million fixed to floating interest rate swap on our 6.29 percent senior notes due in 2016. For additional information see the “Fair Value Hedges” section below.
Off-Balance Sheet Arrangements
We utilize several forms of off-balance sheet financing arrangements. At September 30, 2006, these arrangements included:

	Undiscounted
	Minimum
	Future Lease	Receivables
	Payments	Sold
	(Dollars in millions)
Tax advantaged operating leases	$17.4
Standard operating leases	128.2

	$145.6

Short-term Receivables securitization program		$—
Lease Agreements
We finance some of our office and manufacturing facilities and machinery and equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Some of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease aircraft and equipment having a maximum unamortized value of $55 million at September 30, 2006. At September 30, 2006, $17.4 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $128.2 million at September 30, 2006.
Additionally, at September 30, 2006, we had guarantees of residual values of lease obligations of $24.8 million. The residual values relate to corporate aircraft and equipment which we are obligated to either purchase at the end of the lease term or remarket.

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
Sale of Receivables
Effective June 30, 2006, we terminated the variable rate trade receivables securitization program. The outstanding balance of $97.1 million was repaid during the three months ended June 30, 2006.
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
The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates that impact our U.S. Dollar sales for certain foreign operations. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our Condensed Consolidated Balance Sheet at fair value with the net change in fair value reflected in accumulated other comprehensive income/(loss), net of deferred taxes. The notional value of the forward contracts at September 30, 2006 was $1,747 million. The fair value of the forward contracts at September 30, 2006, was a net asset of $70 million, including:
•	$38.5 million recorded as a current asset in prepaid expenses and other assets and

•	$35.3 million recorded as a non-current asset in other assets; partially offset by,

•	$3.1 million recorded as a current liability in accrued expenses and

•	$0.7 million recorded as a non-current liability in other non-current liabilities.
The total fair value of our forward contracts of $70 million (before deferred taxes of $24.6 million) at September 30, 2006, combined with $0.3 million of gains on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in accumulated other comprehensive income and will be reflected in income as the earnings are affected by the hedged items. As of September 30, 2006, the portion of the $70.3 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a net gain of $35.7 million.

In June 2006, we entered into treasury locks and reverse treasury locks in connection with our long-term debt exchange offers. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the treasury locks were accounted for as cash flow hedges. We entered into $288.5 million of treasury locks to offset changes in the issue price of our 6.29 percent notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.5 percent notes due in 2008, 6.45 percent notes due in 2008 and 6.6 percent notes due in 2009 attributable to movements in treasury rates prior to the exchange date. We paid $0.3 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the nine months ended September 30, 2006, and will be amortized over the life of the 6.29 percent notes due 2016. In June 2006, we also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.8 percent notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625 percent notes due in 2012 attributable to movements in treasury rates prior to the exchange date. We paid $1.9 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the nine months ended September 30, 2006 and will be amortized over the life of the 6.8 percent notes due 2036.
Fair Value Hedges
We enter into interest rate swaps to increase our exposure to variable interest rates. We have the following interest rate swaps outstanding as of September 30, 2006:
•	A $43 million fixed-to-floating interest rate swap on the 6.45 percent notes due in 2008;

•	Two $50 million fixed-to-floating interest rate swaps on the 7.5 percent notes due in 2008; and

•	A $50 million fixed-to-floating interest rate swap on the 6.29 percent notes due in 2016.
In September 2006, we entered into a $50 million fixed to floating interest rate swap on our 6.29 percent senior notes due in 2016. The purpose of entering into this swap was to increase our exposure to variable interest rates. The settlement and maturity dates on the swap are the same as those on the referenced notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swap is being accounted for as a fair value hedge and the carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.
In June 2006, we terminated $7 million of a $50 million fixed-to-floating interest rate swap on our 6.45 percent notes due in 2008 in connection with our long-life debt exchange offers. We paid $0.3 million in cash to terminate this portion of the interest rate swap, which was recorded as an expense in other income (expense) — net during the nine months ended September 30, 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange, of the 6.45 percent notes due in 2008.

The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a liability/(loss) of $3 million at September 30, 2006.
Other Forward Contracts
As a supplement to our foreign exchange cash flow hedging program, we enter into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. The gains or losses on these forward contracts are being recorded in cost of sales in order to mitigate the earnings impact of the translation of net monetary assets. Under this program, as of September 30, 2006, we had forward contracts with a notional value of $76.2 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $118.1 million to buy Euros and forward contracts with a notional value of $7 million to buy Canadian Dollars.
CASH FLOW
The following table summarizes our cash flow activity for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,
Net Cash Provided by (Used by):	2006	2005
	(Dollars in millions)
Operating activities of continuing operations	$11.0	$195.3
Investing activities of continuing operations	$(151.9)	$(102.3)
Financing activities of continuing operations	$13.2	$(167.3)
Discontinued operations	$11.1	$26.0
Operating Activities of Continuing Operations
Net cash provided by operating activities decreased $184.3 million from $195.3 million during the nine months ended September 30, 2005 to $11 million during the nine months ended September 30, 2006. The decrease in net cash from operations was primarily due to a cash outlay of approximately $97 million related to the termination of our accounts receivable securitization program, and tax payments of $117 million associated with the Rohr and Coltec tax settlements, increased pension plan contributions of $58.8 million and increase pre-production inventory for the development of nacelles and thrust reversers for new commercial airplane programs of approximately $101 million, which was partially offset by higher net income. Net cash provided by operating activities included worldwide pension contributions of $98.9 million and $40.1 million, respectively, for the nine months ended September 30, 2006 and 2005.
During 2006, we continue to expect to contribute $100 million to $125 million to our worldwide qualified and non-qualified pension plans and to make payments of $36 million related to our postretirement benefit plans.

Investing Activities of Continuing Operations
Net cash used by investing activities was $151.9 million in the nine months ended September 30, 2006 and $102.3 million in the nine months ended September 30, 2005. Net cash used by investing activities for the nine months ended September 30, 2006 included capital expenditures of $153.6 million. Net cash used by investing activities in the nine months ended September 30, 2005 included capital expenditures of $103.4 million and an acquisition of the minority interest in one of our businesses of $8.8 million.
We continue to expect capital expenditures in 2006 to be in the range of $240 million to $260 million, reflecting increased cash expenditures for investments in programs such as the Boeing 787 and the Airbus A350 XWB, capital expenditures to support higher OE deliveries to Airbus and Boeing and productivity initiatives that are expected to enhance long-term margins.
Financing Activities of Continuing Operations
Net cash provided by financing activities was $13.2 million in the nine months ended September 30, 2006, compared to net cash used by financing activities of $167.3 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we exchanged $533.3 million principal amount of our long-term notes for similar notes of longer duration and paid cash premiums of $20.6 million. The exchange reduces the amount of debt that matures in the years from 2008 to 2012 and the interest rates associated with the refinanced debt. We paid $4.8 million during the nine months ended September 30, 2006 for costs associated with the transaction. During the nine months ended September 30, 2006, we increased our short-term debt by $67.6 million, issued common stock for $47 million, primarily through the exercise of stock options, which was offset by dividends paid to our shareholders of $75.1 million. During the nine months ended September 30, 2005, we redeemed $182.1 million of our 6.45 percent notes due in 2007. Also during the nine months ended September 30, 2005, we issued common stock for $101.2 million, primarily from the exercise of stock options and paid dividends to shareholders of $72.2 million.
On October 24, 2006, the Board of Directors approved a program that authorizes us to repurchase up to $300 million of our common stock. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. While no time limit was set for completion of the program, we expect repurchases to occur over a three year period. Repurchases under the program, which could aggregate to approximately 6 percent of our outstanding common stock, may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate us to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.
On October 24, 2006, the Board of Directors declared a quarterly dividend of $0.20 per share on our common stock, payable January 2, 2007 to shareholders of record as of December 4, 2006.

Discontinued Operations
Net cash provided by discontinued operations was $11.1 million in the nine months ended September 30, 2006 primarily from insurance settlements, net of tax, with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation. Net cash provided by discontinued operations in the nine months ended September 30, 2005 included proceeds of $26 million from the sale of Test Systems.
CONTINGENCIES
General
There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, arising in the ordinary course of business with respect to commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed when incurred.
Environmental
We are subject to various domestic and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including divested sites for which we have contractual obligations relating to the environmental condition of such site. At certain sites we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We are currently involved in the investigation and remediation of a number of sites under these laws.
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
Our Unaudited Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $74.5 million and $81 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, $14.3 million and $18.3 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At September 30, 2006 and December 31, 2005, $30.3 million and $31.4 million, respectively, was associated with ongoing operations and $44.2 million and $49.6 million, respectively, was associated with businesses previously disposed of or discontinued.
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
Following the completion of the insolvent scheme of arrangement process in the United Kingdom, the KWELM insolvent fund managers made additional settlement distributions to us during the nine months ended September 30, 2006 and during the year ended December 31, 2005 totaling $2.3 million and $11.3 million, respectively. The additional distribution was recorded as a deferred settlement credit and will be used to offset asbestos and other toxic tort claims in future periods. Another distribution may be made depending on the final valuation of KWELM.

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
Guarantees
At September 30, 2006, we had an outstanding contingent liability for guarantees of debt and lease payments of $2.2 million, letters of credit and bank guarantees of $55.8 million and residual value of lease obligations of $24.8 million (see Note 16, “Guarantees”).

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
Aerostructures Long-Term Contracts
Our aerostructures business has several long-term contracts in the pre-production phase, including the Boeing 787. This phase includes design of the product to meet customer specifications as well as design of the manufacturing processes to manufacture the product. Also involved in this phase is securing a supply of material and components produced by third party suppliers, which is generally accomplished through long-term supply agreements. Because these contracts cover periods of up to 15 years or more, there is risk that estimates of future costs made during the pre-production phase will be different from actual costs and that the difference could be significant.
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

Tax
We are continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by us are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements. As of September 30, 2006, we had recorded tax contingency reserves of approximately $187 million.
In 2000, Coltec, our former subsidiary, made a $113.7 million payment to the IRS for an income tax assessment and the related accrued interest arising out of certain capital loss deductions and tax credits taken in 1996. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims seeking a refund of this payment. On November 2, 2004, we were notified that the trial court ruled in favor of Coltec. During 2005, the Government appealed the decision with the U.S. Court of Appeals for the Federal Circuit. The U.S. Court of Appeals for the Federal Circuit entered a final judgment in this case on July 12, 2006, reversing the decision of the U.S. Court of Federal Claims. In order to stop the accrual of interest with respect to the previously unused capital loss deductions that were subsequently claimed by Coltec in its tax returns for 1997 through 2000, we paid the tax plus accrued interest of $57 million on August 2, 2006, which net of the related federal tax benefit, approximates $50 million. We intend to seek a review of this decision with the Supreme Court of the United States. If we are unsuccessful in contesting the decision, Coltec will not owe any additional interest or taxes with respect to these matters for the years 1996 through 2000. The amount of the previously estimated tax liability if the IRS were to prevail for the 1997 through 2000 period remains fully reserved. If we are successful in contesting the decision of the U.S. Court of Appeals for the Federal Circuit, we will be entitled to any tax refund and related interest pursuant to an agreement with Coltec. If we receive these amounts, it would record income of approximately $169 million, after tax, based on interest through September 30, 2006.
In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. We previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the Joint Committee on Taxation (JCT). On March 15, 2006 we received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification we recorded a tax benefit of approximately $74.1 million, primarily related to the reversal of the tax reserves, during the nine months ended September 30, 2006.

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
There were numerous tax issues that had been raised by the IRS as part of the prior examination cycle, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We previously reached tentative settlement agreements with the IRS on substantially all of the issues raised with respect to the prior examination cycle. Due to the amounts of tax involved certain portions of the tentative settlement agreements were required to be reviewed by the JCT. We received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, we recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the nine months ended September 30, 2006. In addition to the JCT approvals with regard to Rohr, we reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, we recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves, during the nine months ended September 30, 2006. During the quarter ended September 30, 2006, we reached final settlement with the IRS on substantially all of the issues relating to the Goodrich Corporation and Subsidiaries 1998-1999 examination cycle. As a result, we recorded a benefit of approximately $13.5 million, primarily related to the reversal of tax reserves. We anticipate filing a petition with the U.S. Tax Court to contest the remaining unresolved issues which involve the proper timing of certain deductions. The amount of the estimated tax liability if the IRS were to prevail is fully reserved. We cannot predict the timing or ultimate outcome of the remaining issues.
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $20 million as of September 30, 2006. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50 percent of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of September 30, 2006. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. Rohr made a voluntary payment during the nine months ended September 30, 2005 of approximately $3.9 million related to items that were not being contested, consisting of approximately $0.6 million related to tax and approximately $3.3 million related to interest on the tax. Rohr made an additional payment during the quarter ended December 31, 2005 of approximately $4.5 million related to the contested tax amount pursuant to the State’s assessment notice dated October 20, 2005. No payment has been made for the $19 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in late 2007 or early 2008.
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
Fair Value Measurement
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on our financial condition, results of operations and cash flows.

Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS 158). SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s overfunded status or a net liability for a plan’s underfunded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of our fiscal year end balance sheet, which is consistent with our current practice. This requirement is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS 158 on our financial condition. We expect the adoption to reduce shareholders’ equity at December 31, 2006. The amount of the reduction depends upon market interest rates and the market value of our pension assets at December 31, 2006. Using a discount rate of 5.64 percent and the current value of our plan assets, the change in equity would be approximately $300 million. Using a discount rate of 6.5 percent and the current value of our plan assets, the change in equity would be approximately $100 million. We have reviewed our debt covenants and have determined that a reduction in shareholders’ equity related to the change in accounting will not result in a breach of our net worth requirements, as a result of adopting the requirement.
Accounting for Postretirement Benefits Associated with Split-Dollar Life Insurance
In September 2006, the FASB ratified Emerging Issues Task Force No. 06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance” (EITF 06-4). EITF 06-4 requires deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of the adoption of EITF 06-4 on our financial condition, results of operations and cash flows.
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
Income Taxes
In accordance with SFAS 109, Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” as of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. The estimate of our effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Further influencing this estimate are evolving interpretations of new and existing tax laws, rulings by taxing authorities and court decisions. Due to the subjective and complex nature of these underlying issues, our actual effective tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded.
In accordance with SFAS 5, we record tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of September 30, 2006 and December 31, 2005, we had recorded tax contingency reserves of approximately $187 million and $325.6 million, respectively.
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

Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost, or when acquired as part of a business combination, at estimated fair value. These assets include patents and other technology agreements, sourcing contracts, trademarks, licenses, customer relationships and non-compete agreements. Intangible assets are generally amortized using the straight-line method over estimated useful lives of 5 to 25 years for all acquisitions completed on or prior to September 30, 2001. For acquisitions completed subsequent to September 30, 2001, identifiable intangible assets are amortized over their useful life using undiscounted cash flows, a method that reflects the pattern in which the economic benefits of the intangible assets are consumed.
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OE manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as cost of sales. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. At September 30, 2006 and December 31, 2005, the carrying amount of participation payments was $119 million and $118.2 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the nine months ended September 30, 2006 or 2005.
Entry Fees
Certain businesses in our Engine Systems segment make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis to cost of sales or as a reduction of sales as appropriate over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. As of September 30, 2006 and December 31, 2005, the carrying amount of entry fees was $132 million and

$113.9 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the nine months ended September 30, 2006 or 2005.
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
Sales Incentives
We offer sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales using the straight-line method over the remaining contract term. At September 30, 2006 and December 31, 2005, the carrying amount of sales incentives was $65.7 million and $67.1 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the nine months ended September 30, 2006 or 2005.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales over the projected number of aircraft to be manufactured. At September 30, 2006 and December 31, 2005, the carrying amount of flight certification costs was $25.9 million and $26.2 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense are adjusted when the estimated number of units to be manufactured changes. No such charges were recorded in the nine months ended September 30, 2006 or 2005.
Service and Product Warranties
We provide service and warranty policies on certain of its products. We accrue liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with SFAS 5. Adjustments are made to accruals as claim data and historical experience change. In addition, we incur discretionary costs to service its products in connection with product performance issues.
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
Pension and Postretirement Benefits Other Than Pensions
Assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions are evaluated and established. We consult with an outside actuary for most of the assumptions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. For December 31, 2005 the U.S. discount rate was determined based on a customized yield curve approach. Our projected pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rate was used to determine the benefit obligations as of December 31, 2005. This same approach was used to determine U.S. discount rates to use to remeasure plan obligations on April 11, 2006, in connection with our definitive agreement to divest the turbomachinery products business (which agreement was subsequently terminated), on May 19, 2006, due to the closure of the election period for the Retirement Choice Program described below and on July 21, 2006, due to normal lump sum retirement payments from one of our nonqualified pension plans. In the U.K., the iBoxx AA long-term high quality bond rate was used as the basis for determining the discount rate for 2006. In Canada, a similar approach to determining discount rates in the U.S. is utilized. The appropriate benchmarks by applicable country were used for pension plans other than those in the U.S., U.K., and Canada to determine the discount rate assumptions.

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
During the second quarter of 2006, persons employed by us as of December 31, 2005 and thereafter continuously employed, elected whether they wanted to continue with their current benefits in the defined benefit and defined contribution plans or freeze pension benefit service as of September 30, 2006 and receive a higher level of contributions in the defined contribution plans. For those employees choosing the latter option, pay received after September 30, 2006 will continue to be included in their final average earnings used to calculate their pension benefits. The Retirement Choice election period closed on May 19, 2006 and approximately 41 percent of the eligible employees chose the latter option with our enhanced contribution to the defined contribution plans.
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
Pension Protection Act of 2006
The Pension Protection Act of 2006 was signed into law on August 17, 2006. The new law significantly changes the rules used to determine minimum funding requirements for qualified defined benefit pension plans in the U.S. The funding targets contained in the new law are generally consistent with our internal targets. However, the new law takes a more mechanical approach to annual funding requirements and generally reduces short-term flexibility in funding.

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
Important factors that could cause actual results to differ include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	our ability to extend our commercial original equipment contracts beyond the initial contract periods;

•	cancellation or delays of orders by customers;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the resolution of contractual disputes with Northrop Grumman related to the purchase of aeronautical systems;

•	the resolution of the remaining items in the IRS examination cycle for our tax years through 1999;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which expenses relating to employee and retiree medical and pension benefits continue to rise;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary, tax and trade policies and regulations;

•	delay in deliveries of defense and space products requiring strict compliance with certain provisions of the Berry amendment, as implemented by DFARS 252.225-7014 (Preference for domestic specialty metals) and DFARS 252.225-7014 (Preference for domestic specialty metals) Alternate I;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2005 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 14, “Derivatives and Hedging Activities” of our Unaudited Condensed Consolidated Financial Statements in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities. At September 30, 2006, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by approximately $3.4 million. At September 30, 2006, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $184.7 million. The fair value of these forward contracts was $70 million at September 30, 2006. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the quarter ended September 30, 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (2)	the Plans or Programs (2)
July 2006	3,335	$39.96	N/A	N/A
August 2006	116	39.90	N/A	N/A
September 2006	3,941	39.47	N/A	N/A

Total	7,392	$39.70	N/A	N/A

(1)	The issuer purchases during the period covered by this report represent shares delivered to us by employees to pay withholding taxes due in connection with share-based compensation.

(2)	In connection with the exercise of employee stock options and vesting of restricted stock awards, restricted stock unit awards and deferred long-term incentive plan awards, we from time to time accept delivery of shares to pay withholding taxes due upon the exercise of employee stock options or the vesting of restricted stock awards, restricted stock unit awards or deferred long-term incentive plan awards. On October 24, 2006, our Board of Directors approved a program that authorizes the repurchase of up to $300 million of our common stock.
Item 6. Exhibits
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number 1 to the Goodrich Corporation Severance Program

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2006	GOODRICH CORPORATION
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

Exhibit 10.1	Amendment Number 1 to the Goodrich Corporation Severance Program*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.*

Exhibit 32	Section 1350 Certifications.*

*	Filed herewith.