Form 10-K
period 2006-12-31
GOODRICH CORP
filed 2007-02-20
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the voting and non-voting common equity of the registrant, consisting solely of common stock, held by nonaffiliates of the registrant as of June 30, 2006 was $5 billion.

The number of shares of common stock outstanding as of January 31, 2007 was 125,375,447 (excluding 14,000,000 shares held by a wholly owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement dated March 12, 2007 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

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

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations include the Engineered Industrial Products (EIP) segment, which was spun-off to shareholders in May 2002, the Avionics business, which was sold in March 2003, the Passenger Restraints Systems (PRS), business which ceased operating during the first quarter of 2003, and the JCAir Inc. (Test Systems) business, which was sold in April 2005.

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

Business Segment Information

For 2006, we had three business segments: Engine Systems, Airframe Systems and Electronic Systems.

Engine Systems

The Engine Systems segment produces products associated with aircraft engines, including cowlings and their components, fuel delivery systems, and structural and rotating components. The segment includes the following business units:

•	Aerostructures, which:

–	Produces nacelle systems, including thrust reversers and related engine housing components, and pylons;

–	Performs maintenance, repair and overhaul services; and

–	Provides complete cargo handling systems including conveyor rollers and tracks, side rail guides, side and end latches and power drive control units.

•	Engine control systems, which provides:

–	Fuel metering controls, fuel pumping systems and afterburner fuel pump and metering unit nozzles; and

–	Electronic control software and hardware, variable geometry actuation controls and engine health monitoring systems.

•	Turbomachinery products, which produces complete rotating assemblies including quality metallic and thermal barrier coatings for the aircraft and industrial gas turbine engine industries.

•	Turbine fuel technologies, which provides:

–	Fuel nozzles, injectors, valves and manifolds for aerospace and industrial gas turbine engines; and

–	Non-aerospace applications that require liquid atomization.

Airframe Systems

The Airframe Systems segment provides systems and components pertaining to aircraft taxi, take-off, flight control, landing and stopping, and airframe maintenance. The segment includes the following business units:

•	Actuation systems, which provides:

–	Actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats; and

–	Systems that control the movement of steering systems for missiles and electromechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and reliability.

•	Landing gear, which designs, manufactures and services complete landing gear systems on both commercial and military aircraft.

•	Aircraft wheels and brakes, which provides:

–	Wheel and brake systems containing durable wheels, long-lasting steel brake designs, light weight and low cost carbon brakes, one source brake control systems, and state-of-the-art electric brake development; and

–	Original equipment manufacturing (OEM) and overhauls and repairs as well as full technical and aircraft on ground support through a worldwide network of wheel and brake service centers.

•	Aviation technical services, which provides:

–	Comprehensive heavy airframe maintenance, component repair and overhaul, aircraft painting, engineering and certification services; and

–	Aircraft modification services that include VIP interior completion and passenger to freight conversions.

•	Engineered polymer products, which provides:

–	Large-scale marine composite structures and acoustic materials;

–	Acoustic absorbing and reflecting materials along with vibration dampening material; and

–	Fireproof composites.

Electronic Systems

The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management and control and safety data. The segment includes the following business units:

•	Optical and space systems, which:

–	Provides intelligence, surveillance and reconnaissance systems and electro-optical defense, scientific and commercial applications; and

–	Designs and builds custom engineered electronics, optics, shortwave infrared cameras and arrays.

•	Sensor systems, which provides:

–	Numerous sensors for a wide variety of commercial and military aircraft that measure mass flow, inertia and altitude, liquid level, position, speed, and temperature; and

–	Air data heading reference systems, angle of attack and stall protection systems, windshield heater controllers, ice detection systems, micro electromechanical systems, and windshield wiper and washer systems.

•	Power systems, which provides:

–	Constant frequency and variable frequency AC and DC electrical generating systems; and

–	Rescue hoist and cargo winches.

•	Aircraft interior products, which provides:

–	Evacuations slides and life rafts for several types of aircraft;

–	Complete aircrew escape systems primarily for military aircraft including canopy removal, sequencing systems and ejection seats;

–	Component products such as gas generators, rocket motors, linear explosives, catapults and numerous cartridge actuated or propellant actuated devices for a wide variety of applications; and

–	Seating systems that include cockpit crew and cabin attendant seats.

•	Fuel and utility systems, which provides:

–	Fuel measurement and management systems, fuel system safety devices, and fire protection systems; and

–	Health and usage management systems, motion controls and actuators, proximity sensing systems, braking and steering systems and computer interfaces.

•	De-Icing and specialty systems, which provides:

–	Pneumatic and electrothermal ice protection application;

–	Heated aircraft components, including heated drain masts, lavatory and galley water heaters and specialty air heaters; and

–	Potable water systems and components, aerospace composites and molding resin.

•	Lighting systems, which provides:

–	Interior lighting systems that include cabin and compartment lights, cockpit lights and controllers along with information signs;

–	External lighting systems that include anti-collision lights and power supplies, wing and tail strobe lights, navigation and flood lights, and external emergency lights; and

–	Night vision imaging systems, covert lighting, main landing gear cables and nose gear steering cables.

Effective January 1, 2007, we will be reporting our results under a reorganized structure and will rename two of our three business segments. The three business segments will be Nacelles and Interior Systems, Actuation and Landing Systems, and Electronic Systems. Under the reorganized structure, several businesses will be combined into larger strategic business units and several businesses will be moved into different segments.

Key Products

Our key products include:

•	Nacelles — the structure surrounding an aircraft engine. Components that make up a nacelle include thrust reversers, inlet and fan cowls, nozzle assemblies, exhaust systems and other structural components. Aerostructures is one of a few businesses that is a nacelle integrator, which means that we have the capabilities to design and manufacture all components of a nacelle, dress the engine systems and coordinate the installation of the engine and nacelle to the aircraft.

•	Actuation systems — equipment that utilizes linear, rotary or fly-by-wire actuation to control movement. We manufacture a wide-range of actuators including primary and secondary flight controls, helicopter main and tail rotor actuation, engine and nacelle actuation, utility actuation, precision weapon actuation and land vehicle actuation.

•	Landing gear — complete landing gear systems for commercial, general aviation and defense aircraft.

•	Aircraft wheels and brakes — aircraft wheels and brakes for a variety of commercial, general aviation and defense applications.

•	Engine control systems — applications for commercial engines, large and small, helicopters and all forms of military aircraft. Our products include fuel metering controls, fuel pumping systems, electronic controls (software and hardware), variable geometry actuation controls and engine health monitoring systems.

•	Optical and space systems — high performance custom engineered electronics, optics, shortwave infrared cameras and arrays, and electro-optical products and services for sophisticated defense, scientific and commercial applications.

•	Sensor systems — aircraft and engine sensors that provide critical measurements for flight control, cockpit information and engine control systems.

•	Power systems — aircraft electrical power systems for large commercial airplanes, business jets and helicopters. We supply these systems to defense and civil customers around the globe.

Customers

We serve a diverse group of customers worldwide in the commercial and general aviation airplane markets and in the global defense and space markets. We market our products, systems and services directly to our customers through an internal marketing and sales force.

In 2006, 2005 and 2004, direct and indirect sales to the United States (U.S.) government totaled approximately 15%, 18% and 20%, respectively, of consolidated sales. Indirect sales to the U.S. government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In 2006 direct and indirect sales to Airbus totaled approximately 17% of consolidated sales. In 2005 and 2004, direct and indirect sales to Airbus totaled approximately 16% of consolidated sales. In 2006, 2005 and 2004, direct and indirect sales to Boeing totaled approximately 14%, 12% and 13%, respectively, of consolidated sales.

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

System	Primary Market Segments	Major Non-Captive Competitors(1)

Engine Systems
Cargo Systems	Large Commercial	Telair International (a subsidiary of Teleflex Incorporated); Ancra International LLC, AAR Manufacturing Group, Inc.

Turbomachinery Products	Aero and Industrial Turbine Components	Blades Technology; Samsung; Howmet (a division of Alcoa Inc.); PZL (a division of United Technologies Corporation), Honeywell — Greer (a division of Honeywell International, Inc.); TECT Corporation

Engine Controls	Large Commercial/Defense	United Technologies Corporation; BAE Systems plc; Honeywell International Inc.; Argo-Tech Corporation, Woodward Governor Company; Hispano-Suiza (a subsidiary of SAFRAN)

Turbine Fuel Technologies	Large Commercial/ Military/Regional & Business	Parker Hannifin Corporation; Woodward Governor Company

Nacelles/Thrust Reversers	Large Commercial/Military	Aircelle (a subsidiary of SAFRAN); General Electric Company, Spirit Aerosystems, Inc.

Airframe Systems

Flight Control Actuation	Large Commercial/Defense	Parker Hannifin Corporation; United Technologies Corporation; Smiths Group plc; Liebherr-Holding GmbH; Moog Inc.

System	Primary Market Segments	Major Non-Captive Competitors(1)

Heavy Airframe Maintenance	Large Commercial	TIMCO Aviation Services, Inc.; SIA Engineering Company Limited; Singapore Technologies Engineering Ltd.; Lufthansa Technik AG; PEMCO Aviation Group, Inc.

Landing Gear	Large Commercial/Defense	Messier-Dowty (a subsidiary of SAFRAN), Liebherr-Holding GmbH; Héroux-Devtek Inc.

Wheels and Brakes	Large Commercial/ Regional/Business/ Defense	Honeywell International Inc.; Messier-Bugatti (a subsidiary of SAFRAN); Aircraft Braking Systems Corporation; Dunlop Standard Aerospace Group plc., a division of Meggitt plc

Electronic Systems

Aerospace Hoists/Winches	Defense/Search & Rescue/Commercial Helicopter	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)

Aircraft Crew Seating	Large Commercial/ Regional/Business	Ipeco Holdings Ltd; Sicma Aero Seat (a subsidiary of Zodiac S.A.); EADS Sogerma Services (a subsidiary of EADS European Aeronautical Defense and Space Co.); B/E Aerospace, Inc.; C&D Aerospace Group

De-Icing Systems	Large Commercial/Regional/ Business/ Defense	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.

Ejection Seats	Defense	Martin-Baker Aircraft Co. Limited

Evacuation Systems	Large Commercial/ Regional	Air Crusiers (a subsidiary of Zodiac S.A.) Smiths Group plc; Parker Hannifin Corporation

Fuel and Utility Systems	Large Commercial/ Defense	Honeywell International Inc.; Parker Hannifin Corporation; Smiths Group plc

Lighting	Large Commercial/Regional/ Business/ Defense	Page Aerospace Limited; LSI Luminescent Systems Inc.; Diehl Luftfahrt Elecktronik GmbH (DLE)

Optical Systems	Defense/Space	BAE Systems, plc; ITT Industries, Inc.; L-3 Communications Holdings, Inc.; Honeywell International Inc.

Power Systems	Large Commercial/Regional/ Business/ Defense	Honeywell International Inc.; Smiths Group plc; Hamilton Sunstrand (a subsidiary of United Technologies Corporation)

Propulsion Systems	Defense	Danaher Corp (Pacific Scientific, McCormick Selph, SDI); Scot, Inc. (a subsidiary of Procyon Technologies, Inc.); Talley Defense Systems

Sensors	Large Commercial/Regional/ Business/ Defense	Honeywell International Inc.; Thales, S.A.; Auxitrol (a subsidiary of Esterline Technologies Corporation)

(1)	Excludes aircraft manufacturers, airlines and prime defense contractors who, in some cases, have the capability to produce these systems internally.

Backlog

As of December 31, 2006, backlog approximated the following:

	Firm	Unobligated	Total	Firm Backlog Expected
	Backlog	Backlog	Backlog	to be Filled in 2007
	(Dollars in millions)

Commercial	$3,473	$4,091	$7,564	$2,694
Defense and Space	1,448	235	1,683	857

	$4,921	$4,326	$9,247	$3,551

Firm commercial backlog includes orders for which we have definitive purchase contracts and the estimated sales value to be realized under firm agreements to purchase future aircraft maintenance and overhaul services. Firm backlog includes fixed, firm contracts that have not been shipped and for which cancellation is not anticipated.

Aircraft manufacturers, such as Boeing and Airbus may have firm orders for commercial aircraft that are in excess of the number of units covered under their firm contracts with us. We believe it is reasonable to expect that we will continue to provide products and services to these aircraft in the same manner as those under firm contract. Our unobligated commercial backlog includes the expected sales value for our product on the aircraft manufacturers’ firm orders for commercial aircraft in excess of the amount included in our firm commercial backlog.

Firm defense and space backlog represents the estimated remaining sales value of work to be performed under firm contracts the funding for which has been approved by the U.S. Congress, as well as commitments by international customers that are similarly funded and approved by their governments. Unobligated defense and space backlog represents the estimated remaining sales value of work to be performed under firm contracts for which funding has not been appropriated. Indefinite delivery, indefinite quantity contracts are not reported in backlog.

Backlog is subject to delivery delays or program cancellations which are beyond our control. Firm backlog approximated $4.4 billion at December 31, 2005.

Raw Materials and Components

We purchase a variety of raw materials and components for use in the manufacture of our products, including aluminum, titanium, steel, various specialty metals and carbon fiber. In some cases we rely on sole-source suppliers for certain of these raw materials and components, and a delay in delivery of these materials and components could create difficulties in meeting our production and delivery obligations. During 2006 and 2005, we experienced margin and cost pressures in some of our businesses due to increased market prices and limited availability of some raw materials, such as titanium, steel and various specialty metals. We are taking steps to address these market dynamics and we believe that we currently have adequate sources of supply for raw materials and components.

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

Research and Development

We perform research and development under company-funded programs for commercial products and under contracts with customers. Research and development under contracts with others is performed on both defense and commercial products. Total research and development expenses from continuing operations in 2006, 2005 and 2004 were $360 million, $379 million and $346.2 million, respectively. These amounts are net of approximately $113 million, $112.1 million and $99.5 million, respectively, which were funded by customers.

Intellectual Property

We own or are licensed to use various intellectual property rights, including patents, trademarks, copyrights and trade secrets. While such intellectual property rights are important to us, we do not believe that the loss of any individual property right or group of related rights would have a material adverse effect on our overall business or on any of our business segments.

Human Resources

As of December 31, 2006, we employed approximately 15,600 people in the U.S. Additionally, we employed approximately 7,800 people in other countries. We believe that we have good relationships with our employees. The hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through April 2011. Approximately 19% of our global labor force is covered by collective bargaining arrangements and approximately 6% of our global labor force is covered by collective bargaining arrangements that will expire within one year. There were no material work stoppages during 2006.

Foreign Operations

We are engaged in business in foreign markets. Our foreign manufacturing and service facilities are located in Australia, Canada, China, England, France, Germany, India, Indonesia, Northern Ireland, Japan, Mexico, Poland, Scotland, Singapore and the United Arab Emirates. We market our products and services through sales subsidiaries and distributors in a number of foreign countries. We also have joint venture agreements with various foreign companies.

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

For financial information about our U.S. and foreign sales and assets, see Note 3, “Business Segment Information” to our Consolidated Financial Statements.

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

We are currently under contract to supply components and systems for a number of new commercial, general aviation and military aircraft programs, including the Airbus A380 and

A350 XWB, the Boeing 787, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 JSF and F-22 Raptor. We have made and will continue to make substantial investments and incur substantial development costs in connection with these programs. We cannot provide assurance that each of these programs will enter full-scale production as expected or that demand for the aircraft will be sufficient to allow us to recoup our investment in these programs. In addition, we cannot assure you that we will be able to extend our contracts relating to these programs beyond the initial contract periods. If any of these programs are not successful, it could have a material adverse effect on our business, financial condition or results of operations.

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

Increases in fuel costs, high labor costs and heightened competition from low cost carriers have adversely affected the financial condition of some commercial airlines. Recently, several airlines have declared bankruptcy. A portion of our sales are derived from the sale of products directly to airlines, and we sometimes provide sales incentives to airlines and record unamortized sales incentives as other assets. If an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline and we may be required to record a charge related to unamortized sales incentives to the extent they cannot be recovered.

A significant decline in business with Airbus or Boeing could adversely affect our business and financial results.

For the year 2006, approximately 17% and 14% of our sales were made to Airbus and Boeing, respectively, for all categories of products, including original equipment (OE) and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for our defense and space-related products is dependent upon government spending.

Approximately 25% of our sales for the year 2006 were derived from the defense and space market segment. Included in that category are direct and indirect sales to the U.S. Government, which represented approximately 15% of our sales for the year 2006. The military and space market segments are largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending or levels of military flight operations could curtail or enhance our prospects in these market segments, depending upon the programs affected.

Our business could be adversely affected if we are unable to obtain the necessary raw materials and components.

We purchase a variety of raw materials and components for use in the manufacture of our products, including aluminum, titanium, steel, various specialty metals and carbon fiber. The loss of a significant supplier or the inability of a supplier to meet our performance and quality specifications or delivery schedules could affect our ability to complete our contractual obligations to our customers on a satisfactory, timely and/or profitable basis. These events may adversely affect our operating results, result in the termination of one or more of our customer contracts or damage our reputation and relationships with our customers. All of these events could have a material adverse effect on our business.

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

We have periodically experienced significant increases in expenses related to our employee and retiree medical and pension benefits. Although we have taken action seeking to contain these cost increases, including making material changes to some of these plans, there are risks that our expenses will rise as a result of continued increases in medical costs due to increased usage of medical benefits and medical cost inflation in the U.S. Pension expense may increase if investment returns on our pension plan assets do not meet our long-term return assumption, if there are reductions in the discount rate used to determine the present value of our benefit obligation, or if other actuarial assumptions are not realized.

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

On May 31, 2002, we completed the spin-off of our wholly owned subsidiary, EnPro Industries, Inc. (EnPro). Prior to the spin-off, we contributed the capital stock of Coltec Industries Inc (Coltec) to EnPro. At the time of the spin-off, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

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

Information with respect to our significant facilities that are owned or leased is set forth below:

			Approximate
			Number of
Segment	Location	Owned or Leased	Square Feet

Engine Systems	Chula Vista, California	Owned	1,835,000
	Riverside, California	Owned	1,162,000
	Birmingham, England	Owned	377,000
	Foley, Alabama	Owned	357,000
	Neuss, Germany	Owned/Leased	305,000
	Toulouse, France	Owned/Leased	302,000
	Singapore, Singapore	Owned	300,000
	Jamestown, North Dakota	Owned	279,000
	West Hartford, Connecticut	Owned	262,000
Airframe Systems	Everett, Washington(1)	Owned/Leased	962,000
	Cleveland, Ohio	Owned/Leased	482,000
	Wolverhampton, England	Owned	429,000
	Troy, Ohio	Owned	415,000
	Oakville, Canada	Owned/Leased	383,000
	Vernon, France	Owned	273,000
	Tullahoma, Tennessee	Owned	260,000
	Miami, Florida	Owned	200,000
Electronic Systems	Danbury, Connecticut	Owned	523,000
	Phoenix, Arizona	Owned	274,000
	Burnsville, Minnesota	Owned	252,000
	Vergennes, Vermont	Owned	211,000

(1)	Although two of the buildings are owned, the land at this facility is leased.

Our headquarters is in Charlotte, North Carolina. In May 2000, we leased approximately 120,000 square feet for an initial term of ten years, with two five-year options to 2020. The offices provide space for our corporate and segment headquarters.

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

General

There are pending or threatened against us, various claims, lawsuits and administrative proceedings, arising from the ordinary course of business, including commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flow. From time to time, we are also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed as incurred.

Environmental

We are subject to various domestic and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including divested sites for which we have contractual obligations relating to the environmental conditions of such site. At certain sites, we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We are currently involved in the investigation and remediation of a number of sites under these laws.

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

Our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $74.3 million and $81 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, $17.7 million and $18.3 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At

December 31, 2006 and 2005, $31 million and $31.4 million, respectively, was associated with ongoing operations and $43.3 million and $49.6 million, respectively, was associated with businesses previously disposed of or discontinued.

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

Asbestos

We and a number of our subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers in products, or which may have been present in our facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. We believe that pending and reasonably anticipated future actions, net of anticipated insurance recoveries, are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on our results of operations or cash flow in a given period.

Insurance Coverage

We believe that we have substantial insurance coverage available to us related to third party claims. However, the pre-1976 primary layer of insurance coverage was provided by the Kemper Insurance Companies (Kemper). Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan under the supervision of the Illinois Division of Insurance. We cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

In addition, a portion of our primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent or undergoing solvent schemes of arrangement. We have entered into settlement agreements with a number of these insurers pursuant to which we agreed to give up our rights with respect to certain insurance policies in exchange for negotiated payments, some of which are subject to increase under certain circumstances. These settlements represent negotiated payments for our loss of insurance coverage, as we no longer have insurance available for claims that may have qualified for coverage. These settlements have been recorded as income for reimbursement of past claim payments under the settled insurance policies and as a deferred settlement credit for future claim payments.

At December 31, 2006, the deferred settlement credit was approximately $38 million for which $2.8 million is reported in accrued expenses and $35.2 million was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities.

Liabilities of Divested Businesses

Asbestos

In May 2002, we completed the tax-free spin-off of our Engineered Products (EIP) segment, which at the time of the spin-off included EnPro and Coltec. At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries, even though the activities that led to those claims occurred prior to our ownership of any of those subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

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

Tax

We are continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109) and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by us are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements. As of December 31, 2006, we had recorded tax contingency reserves of approximately $173 million.

In 2000, Coltec, a former Goodrich subsidiary, paid $113.7 million to the IRS. This payment represented the tax and accrued interest arising out of the IRS’s disallowance of a capital loss and certain tax credits relating to Coltec’s 1996 tax year. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims for a refund of this payment. The case went to trial, and on November 2, 2004, the trial court ruled in favor of Coltec. During 2005, the government appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

The appeals court reversed the decision of the trial court on July 12, 2006. On August 2, 2006, we paid the tax and accrued interest relating to subsequent years of approximately $57 million to the IRS. On November 8, 2006, Coltec filed a petition for a writ of certiorari with the Supreme Court of the United States asking the Court to review the decision of the appeals court. On February 20, 2007 the Supreme Court of the United States denied Coltec’s petition. Coltec does not owe any additional federal income tax or interest with respect to these matters for the years 1996 through 2000. There is no financial statement effect since all related impacts for this case were previously recorded.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), a subsidiary of ours was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. We previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the Joint Committee on Taxation (JCT). On March 15, 2006, we received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification, we recorded a tax benefit of approximately $74.1 million, primarily related to the reversal of tax reserves, during 2006.

The current IRS examination cycle began on September 29, 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. Based on communications with the IRS exam team, we expect field examination of the current cycle to be completed during 2007. The prior examination cycle which began in March 2002, includes the consolidated income tax groups in the audit periods identified below:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)
Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)

There were numerous tax issues that had been raised by the IRS as part of the prior examination, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We previously reached tentative settlement agreements with the IRS on substantially all of the issues raised with respect to the prior examination cycle. Due to the amount of tax involved, certain portions of the tentative settlement agreements were required to be reviewed by the JCT. We received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, we recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during 2006. In addition to the JCT approvals with regard to Rohr, we reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, we recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves, during 2006. During 2006, we reached final settlement with the IRS on substantially all of the issues relating to the Goodrich Corporation and Subsidiaries 1998-1999 examination cycle. As a result, we recorded a benefit of approximately $13.5 million, primarily related to the reversal of tax reserves. We anticipate filing a petition with the U.S. Tax Court to contest the remaining unresolved issues which involve the proper timing of certain deductions. The amount of the estimated tax liability if the IRS were to prevail is fully reserved. We cannot predict the timing or ultimate outcome of the remaining issues.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position was approximately $4.5 million. The amount of accrued interest associated with the additional tax was approximately $20 million as of December 31, 2006. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest was approximately $10 million as of December 31, 2006. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that are not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $20 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in late 2007 or early 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Marshall O. Larsen, age 58, Chairman, President and Chief Executive Officer

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

John J. Carmola, age 51, Vice President and Segment President, Actuation and Landing Systems

Mr. Carmola joined the Company in 1996 as President of the Landing Gear Division. He served in that position until 2000, when he was appointed President of the Engine Systems Division. Later in 2000, Mr. Carmola was elected a Vice President of the Company and Group President, Engine and Safety Systems. In 2002, he was elected Vice President and Group President, Electronic Systems. He was elected Vice President and Segment President, Engine Systems, in 2003, Vice President and Segment President, Airframe Systems, in 2005, and Vice President and Segment President, Actuation and Landing Systems in 2007. Prior to joining the Company, Mr. Carmola served in various management positions with General Electric Company. Mr. Carmola received a B.S. in mechanical and aerospace engineering from the University of Rochester and an M.B.A. in finance from Xavier University.

Cynthia M. Egnotovich, age 49, Vice President and Segment President, Nacelles and Interior Systems

Ms. Egnotovich joined the Company in 1986 and served in various positions with the Ice Protection Systems Division, including Controller from 1993 to 1996, Director of Operations from 1996 to 1998 and Vice President and General Manager from 1998 to 2000. Ms. Egnotovich was appointed as Vice President and General Manager of Commercial Wheels and Brakes in 2000. She was elected a Vice President of the Company and Group President, Engine and Safety Systems in 2002. In 2003, she was elected Vice President and Segment President, Electronic Systems. Ms. Egnotovich was elected Vice President and Segment President, Engine Systems in 2005. In 2007, she was elected Vice President and Segment President, Nacelles and Interior Systems. Ms. Egnotovich received a B.B.A. in accounting from Kent State University and a B.S. in biology from Immaculata College.

Gerald T. Witowski, age 59, Vice President and Segment President, Electronic Systems

Mr. Witowski joined the Company in 1978 as a Marketing Engineer in the Sensor Systems business. He was promoted to Vice President of Marketing and Sales in 1988 and was named Vice President and General Manager for the Commercial Transport Business Unit of Sensor Systems as well the head of Goodrich’s Test System Business Unit in New Century, Kansas in 1997. In January 2001, he was named President and General Manager of Sensor Systems. He was elected to his current position in March 2006. Prior to joining Goodrich, Mr. Witowski spent 10 years on active duty in the U.S. Navy where he was a commissioned officer and pilot. Mr. Witowski received a B.S. in Aerospace Engineering, Naval Science from the U.S. Naval Academy and an M.A. in Management and Human Relations from Webster University.

John J. Grisik, age 60, Executive Vice President, Operational Excellence and Technology

Mr. Grisik joined the Company in 1991 as General Manager of the De-Icing Systems Division. He served in that position until 1993, when he was appointed General Manager of the Landing Gear Division. In 1995, he was appointed Group Vice President of Safety Systems and served in that position until 1996 when he was appointed Group Vice President of Sensors and Integrated Systems. In 2000, Mr. Grisik was elected a Vice President of the Company and Group President, Landing Systems. He was elected Vice President and Segment President, Airframe Systems, in 2003, Vice President and Segment President, Electronic Systems, in 2005 and Executive Vice President, Operational Excellence and Technology in March 2006. Prior to joining the Company, Mr. Grisik served in various management positions with General Electric Company and U.S. Steel Company. Mr. Grisik received a B.S., M.S. and D.S. in engineering from the University of Cincinnati and an M.S. in management from Stanford University.

Terrence G. Linnert, age 60, Executive Vice President, Administration and General Counsel

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

Scott E. Kuechle, age 47, Senior Vice President and Chief Financial Officer

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

Jennifer Pollino, age 42, Senior Vice President, Human Resources

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

Scott A. Cottrill, age 41, Vice President and Controller

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

Our common stock (symbol GR) is listed on the New York Stock Exchange. The following table sets forth on a per share basis, the high and low sale prices for our common stock for the periods indicated as reported on the New York Stock Exchange composite transactions reporting system, and the cash dividends declared on our common stock for these periods.

Quarter	High	Low	Dividend

2006
First	$44.00	$37.34	$.20
Second	47.45	37.15	.20
Third	42.14	37.25	.20
Fourth	46.48	40.08	.20
2005
First	$39.11	$30.11	$.20
Second	42.98	36.45	.20
Third	45.82	40.25	.20
Fourth	44.99	33.60	.20

As of December 31, 2006, there were 8,736 holders of record of our common stock.

Our debt agreements contain various restrictive covenants that, among other things, place limitations on the payment of cash dividends and our ability to repurchase our capital stock. Under the most restrictive of these agreements, $990.2 million of income retained in the business and additional capital was free from such limitations at December 31, 2006.

The following table summarizes our purchases of our common stock for the quarter ended December 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate
	(a)		Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number	(b)	Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased(1)	Paid Per Share	Programs(2)	or Programs(2)

October 2006	3,657	$40.22	—
November 2006	305,218	$44.99	300,000
December 2006	101,697	$44.74	100,000

Total	410,572	$44.80	400,000	$282,032,240

(1)	The category includes 10,572 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted stock unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under our repurchase program that was announced on October 24, 2006 (the “Program”). Under the Program, we are authorized to repurchase up to $300 million of our common stock. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have purchased all shares authorized for repurchase.

Item 6.	Selected Financial Data

Selected Financial Data(a)

	2006(c)	2005(c)	2004(b)(c)(d)	2003(e)	2002(f)
	(Dollars in millions, except per share amounts)

Statement of Income Data
Sales	$5,878.3	$5,396.5	$4,700.4	$4,366.4	$3,790.0
Operating income	645.4	533.3	397.2	244.6	357.8
Income from continuing operations	481.2	243.8	154.3	38.3	163.7
Net income	482.1	263.6	172.2	100.4	117.9
Balance Sheet Data
Total assets	$6,901.2	$6,454.0	$6,217.5	$5,951.5	$6,042.3
Long-term debt and capital lease obligations	1,721.7	1,742.1	1,899.4	2,136.5	2,129.0
Mandatorily redeemable preferred securities of trust	—	—	—	—	125.4
Total shareholders’ equity	1,976.7	1,473.0	1,342.9	1,193.5	932.9
Other Financial Data
Segment operating income	$761.3	$621.7	$490.2	$316.0	$418.4
Net cash provided by operating activities	276.3	344.9	410.3	551.0	522.6
Net cash (used in) provided by investing activities	(252.8)	(272.0)	(140.9)	57.3	(1,507.8)
Net cash (used in) provided by financing activities	(90.4)	(139.1)	(358.1)	(525.4)	1,163.6
Capital expenditures	256.8	215.5	151.8	125.1	106.0
Depreciation and amortization	240.1	225.8	221.5	216.9	177.5
Cash dividends	100.5	97.3	94.7	94.0	96.9
Distributions on trust preferred securities	—	—	—	7.9	10.5
Per Share of Common Stock
Income from continuing operations, diluted	$3.80	$1.97	$1.28	$0.32	$1.55
Net income, diluted	3.81	2.13	1.43	0.85	1.14
Cash dividends declared	0.80	0.80	0.80	0.80	0.88
Ratios
Segment operating income as a percent of sales (%)	13.0	11.5	10.4	7.2	11.0
Effective income tax rate (%)(g)	(4.2)	32.9	21.6	32.8	34.5
Other Data
Common shares outstanding at end of year (millions)(h)	125.0	123.1	119.1	117.7	117.1
Number of employees at end of year(i)	23,400	22,600	21,300	20,600	22,900

(a)	Except as otherwise indicated, the historical amounts presented above have been restated to present our former EIP (spun-off on May 31, 2002), Avionics business (sold on March 28, 2003), PRS (ceased operations during first quarter 2003) and Test Systems businesses (sold on April 19, 2005) as discontinued operations. We acquired TRW’s aeronautical systems business on October 1, 2002. Financial results for aeronautical systems have been included subsequent to that date.

(b)	Effective January 1, 2004, we changed two aspects of our method of contract accounting for our aerostructures business. The impact of the changes in accounting methods was to record an after tax gain of $16.2 million ($23.3 million before tax gain) as a cumulative effect of a change in accounting, representing the cumulative profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods. See Note 7, “Cumulative Effect of Change in Accounting” to our Consolidated Financial Statements.

(c)	Effective January 1, 2004, we began expensing stock options and the discount and option value of shares issued under our employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The adoption reduced before tax income by $12.1 million, or $7.7 million after tax, for 2004. The change in accounting reduced EPS-net income (diluted) by $0.06 per share. During 2005, we recognized share-based compensation of $10.4 million related to stock options and shares issued under our employee stock purchase plan. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, 123(R), “Share-Based Compensation”, which required accelerated recognition of share-based compensation expense for individuals who are either retirement eligible on the grant date or will become retirement eligible in advance of the normal vesting date. The incentive compensation cost recognized during 2006 related to this provision approximated $22 million. The cumulative effect of change in accounting was a gain of $0.6 million, or $0.01 per diluted share. See Note 23, “Share-Based Compensation” to our Consolidated Financial Statements.

(d)	We entered into a partial settlement with Northrop Grumman Corporation (Northrop) which acquired TRW Inc. (TRW) on December 27, 2004 in which Northrop paid us approximately $99 million to settle certain claims relating to customer warranty and other contract claims for products designed, manufactured or sold by TRW prior to our acquisition of TRW’s aeronautical systems businesses, as well as certain other miscellaneous claims. Under the terms of the settlement, we have assumed certain liabilities associated with future customer warranty and other contract claims for these products. In 2004, we recorded a charge of $23.4 million to cost of sales, or $14.7 million after tax, representing the amount by which the estimated undiscounted future liabilities plus our receivable from Northrop for these matters exceeded the settlement amount.

(e)	Effective October 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” and deconsolidated BFGoodrich Capital. As a result, our 8.3% Junior Subordinated Debentures, Series A, (QUIPS Debentures) held by BFGoodrich Capital were reported as debt beginning in October 2003 and the corresponding interest payments on such debentures were reported as interest expense. Prior periods were not restated. On October 6, 2003, we redeemed $63 million of the outstanding Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) and related QUIPS Debentures, and on March 2, 2004, we completed the redemption of the remaining $63.5 million of outstanding QUIPS and QUIPS Debentures.

(f)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” At that time, we completed our measurement of the goodwill impairment and recognized an impairment of $36.1 million (representing total goodwill of a reporting unit). See Note 11, “Goodwill and Identifiable Intangible Assets” to our Consolidated Financial Statements. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a period not exceeding 40 years.

(g)	In calculating our effective tax rate, we account for tax contingencies according to SFAS 5. During 2006, we recorded a benefit of approximately $147 million, or $1.15 per diluted share, primarily related to the Rohr and Coltec tax settlements. See Note 16, “Income Taxes” and Note 18, “Contingencies” to our Consolidated Financial Statements for a discussion of our effective tax rate and material tax contingencies.

(h)	Excluding 14,000,000 shares held by a wholly owned subsidiary.

(i)	Includes employees of our former Avionics (through 2002), PRS (through 2002), and Test Systems (through April 2005) businesses rounded to the nearest hundred.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OUR FORMER JCAIR INC. (TEST SYSTEMS) BUSINESS HAS BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO OUR CONTINUING OPERATIONS.

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

The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models such as the Boeing 787 and 747-8, the Airbus A380 and A350 XWB and the Embraer 190 airplanes.

We have significant sales content on most of the airplanes manufactured in this market channel. We have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. We were also awarded several new contracts for our products on airplanes currently in a pre-production stage, including the Boeing 787 and 747-8 and the Airbus A380 and A350 XWB, which should provide substantial future sales growth for us.

During 2006 and 2005, orders for Airbus and Boeing commercial airplanes were at record levels, with many of the orders for deliveries beyond 2008. While orders for regional airplanes were not nearly as strong in 2006 as those for the larger airplanes, the unfilled backlog of orders remained substantial. During 2006, orders for general aviation airplanes, including business jets, continued to be strong as well. These orders are expected to generate substantial future sales for us.

Commercial and General Aviation Airplane Aftermarket

The commercial and general aviation airplane aftermarket channel includes sales of products and services for existing commercial and general aviation airplanes, primarily to airlines and package carriers around the world.

The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size and activity level of the airplane fleet. Other important factors affecting growth in this market channel are the age of the airplanes in the fleet and Gross Domestic Product (GDP) trends in countries and regions around the world.

We estimate that capacity in the global airline system, as measured by ASMs, will grow approximately 4% to 5% annually in 2007 through 2011. We expect that the global airplane fleet will continue to grow in 2007 and beyond, as the OE manufacturers are expected to deliver more airplanes than are retired.

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

The market for our defense and space products is global, and is not dependent on any single program, platform or customer. While we anticipate fewer new platform starts over the next several years, which are expected to negatively affect OE sales, we anticipate that upgrades on existing defense and space platforms will be necessary and will provide long-term growth in this market channel. Additionally, we are participating in, and developing new products for the rapidly expanding homeland security and intelligence, surveillance and reconnaissance sectors, which should further strengthen our position in this market channel.

Long-term Sustainable Growth

We believe that we are well positioned to continue to grow our commercial airplane and defense and space sales due to:

•	Awards for key products on important new and expected programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	Growing commercial airplane fleet, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we are expanding our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as intelligence, surveillance and reconnaissance products.

Year Ended December 31, 2006 Sales Content by Market Channel

During 2006, approximately 94% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	9%
Regional and General Aviation Airplane OE	7%

Total Commercial and General Aviation Airplane OE	33%

Large Commercial Airplane Aftermarket	27%
Regional and General Aviation Airplane Aftermarket	6%
Heavy Airplane Maintenance	3%

Total Commercial and General Aviation Airplane Aftermarket	36%

Total Defense and Space	25%

Other	6%

Total	100%

Summary Performance — Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

	2006	2005	% Change
	(Dollars in millions, except diluted EPS)

Sales	$5,878.3	$5,396.5	8.9

Segment operating income(1)	$761.3	$621.7	22.5

Percent of sales	13.0%	11.5%
Income from continuing operations	$481.2	$243.8	97.4

Net income	$482.1	$263.6	82.9

Capital expenditures	$256.8	$215.5	19.2

Net cash provided by operating activities	$276.3	$344.9	(19.9)

Diluted EPS:
Continuing operations	$3.80	$1.97	92.9

Net income	$3.81	$2.13	78.8

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Consolidated Financial Statements.

Our 2006 sales and income performance was driven primarily by sales growth in our commercial, regional and general aviation airplane market channels as follows:

•	Large commercial airplane OE sales increased by more than 15%;

•	Regional, business and general aviation airplane OE sales increased 18%; and

•	Large commercial, regional and general aviation airplane aftermarket sales increased by 15%, with continued strong sales of nacelles and thrust reverser systems and related services.

The sales growth described above was partially offset by a decrease in defense and space OE and aftermarket sales of approximately 1%, which is net of defense and space sales growth in the Electronic Systems segment of 12%.

The change in income from continuing operations before income taxes during 2006 as compared to 2005 was impacted by the following items:

	Increase (Decrease)
	Before	Net	Diluted
	Tax	Income	EPS
	(Dollars in millions, except diluted EPS)

Foreign exchange rate impact, including net monetary asset remeasurement	$(44.2)	$(27.7)	$(0.22)

Share-base compensation, including the impact of the adoption of SFAS 123(R)	$(23.8)	$(14.9)	$(0.11)

A380 actuation systems costs for retrofit recorded in 2005	$16.2	$10.1	$0.08

Lower cumulative correct adjustments in our aerostructures business	$13.5	$8.4	$0.07

Termination of a Boeing 737NG contract in 2005	$7.3	$4.6	$0.04

Loss on exchange vs. extinguishment of debt	$6.8	$4.3	$0.04

The change in our foreign exchange impact during 2006 as compared to 2005 was comprised of the following:

•	($16.2) million relating to unfavorable foreign currency translation of net costs in currencies other than the U.S. Dollar;

•	($11.4) million of lower net gains on cash flow hedges settled during the year;

•	($40.1) million of increased net transaction losses related to re-measuring U.S. Dollar denominated monetary assets/liabilities into the local functional currency (approximately $21 million of income in 2005 as compared to approximately $19 million of losses in 2006); and

•	$23.5 million of increased net gains on forward contracts we entered into to offset the impact of net monetary asset gains/losses (approximately $17 million of losses in 2005 as compared to approximately $6 million of gains in 2006).

For additional information on our cash flow hedges and other forward contracts see Note 19, “Derivatives and Hedging Activities” to our Consolidated Financial Statements.

During 2006, share-based compensation expense was approximately $23.8 million higher than in 2005. The increase was primarily driven by approximately $18 million of incremental compensation expense recognized during 2006 as a result of recognizing an accelerated portion of the total compensation expense on awards granted to retirement eligible employees in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based

Payment” (SFAS 123(R)). Approximately $10 million of the $18 million was recorded in the fourth quarter of 2006 upon approval of the 2007 grants. For additional information, see “Adoption of SFAS No. 123(R)” under “Results of Operations”.

During 2005, we incurred charges approximating $16.2 million to reserve for costs associated with the redesign and retrofit of actuators for the A380 aircraft.

During 2005, we recorded net cumulative catch-up charges of $17.3 million and a charge of $7.3 million related to the termination of the Boeing 737NG contract at our aerostructures business. During 2006, net cumulative catch-up charges were $3.8 million. The net cumulative catch-up charges during 2005 resulted from significant increased cost estimates primarily on two contracts, which more than offset reduced cost estimates on other contracts.

During 2006, we exchanged approximately $530 million of our long-term notes for similar notes of longer duration. The exchange reduces the amount of debt that matures in the years from 2008 to 2012 and the interest rates associated with the refinanced debt is lower than the debt it replaced. We recorded a charge of $4.8 million for costs associated with the transaction. During 2005, we recorded premiums and other costs of $11.6 million associated with the early retirement of $182.1 million of long-term debt.

During 2006, we reported an effective tax rate benefit of 4.2%, including a benefit of approximately 32% related to the Rohr and Coltec tax cases and for several additional settlements and refunds. The effective tax rate excluding the benefit related to these items would have been approximately 28% for 2006.

Income from discontinued operations, after tax, was $0.3 million ($0.01 per diluted share) and $19.8 million ($0.16 per diluted share), during 2006 and 2005, respectively. During 2005, we recognized a $13.2 million after tax gain on the sale of Test Systems. During 2006 and 2005, income from discontinued operations included insurance settlements with several insurers relating to the recovery of past costs. For additional information, see Note 6, “Discontinued Operations” to our Consolidated Financial Statements.

Net cash provided by operating activities for 2006 was $276.3 million, a decrease of $68.6 million from net cash provided by operating activities of $344.9 million for 2005. The decrease was primarily related to:

•	The cash outlay of $97.1 million related to unwinding our accounts receivable securitization program;

•	Tax payments of $110 million associated with the Rohr and Coltec tax settlements; and

•	Increased investments in pre-production and excess-over-average inventories of $86.5 million; partially offset by,

•	Increased net income of approximately $110 million, adjusted to exclude certain non-cash items including income recognized from the Rohr and Coltec tax settlements, increased share-based compensation expense and increased amortization and depreciation.

During 2006 and 2005, capital expenditures totaled $256.8 million and $215.5 million, respectively.

2007 Outlook

We expect the following results for the year ending December 31, 2007:

	2007 Outlook	2006 Actual

Sales	$6.2-$6.4 billion	$5.9 billion
Diluted EPS — Net Income	$2.95-$3.15 per share	$3.81 per share*
Capital Expenditures	$270-$290 million	$256.8 million
Operating Cash Flow net of Capital Expenditures	60%-75% of income from continuing operations	4% of income from continuing operations

*	includes a tax benefit of $1.15 related primarily to the Rohr and Coltec settlements.

We expect that 2007 will be another year of strong sales growth with improving segment operating income margins. We expect that full year 2007 sales will be in the range of $6.2 to $6.4 billion and 2007 net income per diluted share to be $2.95 to $3.15.

The 2007 outlook assumes, among other factors, an effective tax rate of 32% to 33% and successful completion of negotiations of a new long-term agreement to supply landing gear to Boeing. The benefit of the slightly lower tax rate for 2007 is likely to be offset by higher costs associated with pension expense and foreign exchange translation.

To provide the most meaningful comparison between net income per diluted share for 2006 and 2007 expected net income per diluted share, we believe that the net income per diluted share of $3.81 for 2006 should be adjusted to remove the $1.15 per diluted share related primarily to the Rohr and Coltec tax settlements since tax benefits of this magnitude are not expected to recur in 2007. Excluding these tax settlements, net income per diluted share for 2006 was $2.66, compared to expected results of $2.95 to $3.15 for 2007.

We expect net cash provided by operating activities, minus capital expenditures, to be in the range of 60% to 75% of net income in 2007. This outlook reflects a continuation of cash expenditures for investments in the Boeing 787 and the Airbus A350 XWB and capital expenditures for facility expansions to support increased aftermarket demand, low cost country manufacturing and productivity initiatives designed to enhance margins over the near and long-term. We expect capital expenditures for 2007 to be in a range of $270 to $290 million. Of these capital expenditures, approximately 40% are expected to be associated with investments in low cost country manufacturing, previously announced maintenance, repair and overhaul (MRO) facility expansions and new facilities to support aftermarket sales growth, and expenditures related to the company-wide implementation of an Enterprise Resource Planning (ERP) system. Also included are worldwide pension contributions of $100 million to $125 million, most of which are voluntary contributions.

The sales, net income and net cash provided by operating activities outlook for 2007 do not include the impact of acquisitions or divestitures or resolution of an A380 claim against Northrop.

Our 2007 outlook is based on certain market assumptions, including the following:

•	We expect deliveries of Airbus and Boeing large commercial aircraft to increase by about 8% to 10% in 2007 compared to 2006. Our sales of large commercial aircraft OE products are projected to increase by about the same rate as the increase in deliveries in 2007.

•	Capacity in the global airline system, as measured by ASMs, is expected to grow at about 4% to 5% in 2007. Our sales to airlines and package carriers for large commercial and regional aircraft aftermarket parts and services are expected to grow at a higher rate than the overall market growth in 2007 compared to 2006.

•	Total regional and business aircraft production is expected to increase slightly in 2007 compared to 2006. Deliveries to Embraer in support of its Embraer 190 aircraft, which includes a significant amount of our content, are expected to enable us to increase sales in this market channel by approximately 10% in 2007 compared to 2006.

•	Defense and space sales (OE and aftermarket) are expected to grow by approximately 3% to 5% in 2007 compared to 2006, reflecting continued strong growth for defense and space products in our Electronic Systems segment, and a resumption of growth in the Engine Systems segment.

RESULTS OF OPERATIONS

Adoption of SFAS No. 123(R)

On December 16, 2004, the FASB issued SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. We adopted the SFAS 123 fair value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS 123(R) on January 1, 2006 using the modified-prospective transition method.

At December 31, 2006, we had seven types of share-based compensation awards, which are described in Note 23, “Share-Based Compensation Plans,” to our Consolidated Financial Statements. Because we adopted the accounting provisions of SFAS 123 effective January 1, 2004, the compensation cost recognized in accordance with SFAS 123 during 2004 and 2005 should be consistent with the cost that would have been recorded under SFAS 123(R), except for the following differences:

•	SFAS 123(R) requires entities to apply the same attribution method to all awards subject to graded vesting. We have two types of share-based compensation awards that are subject to graded vesting: stock options and restricted stock units. In the years prior to January 1, 2006, stock options were accounted for under the straight-line attribution method and restricted stock units were accounted for under the accelerated attribution method. Effective upon the adoption of SFAS 123(R), we made a policy election to apply the straight-line method to all share-based awards that are subject to graded vesting. During 2005, expense of $10.7 million was recognized on restricted stock units as compared to $7.6 million if the straight-line method was used. The incremental expense recorded in 2005 as compared to the straight-line method was $3.1 million ($1.9 million after tax, or $0.02 per diluted share). During 2004, expense of $4.4 million was recognized on restricted stock units as compared to $3.2 million if the straight-line method was used. The incremental expense recorded in 2004 compared to the straight-line method was $1.2 million ($0.7 million after tax, or $0.01 per diluted share).

•	We previously accounted for forfeitures as they occurred. In accordance with SFAS 123(R), we are required to estimate forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Effective January 1, 2006, we recorded income of $1.8 million ($1.1 million after tax, or $0.01 per diluted share) to adjust previously recognized compensation cost as a cumulative effect of a change in accounting on unvested awards to the amount of compensation cost recognized had forfeitures been estimated.

•	In accordance with SFAS 123, we previously recorded compensation cost on performance unit awards using the intrinsic-value method. However, SFAS 123(R) requires liability awards to be accounted for using the fair value method. One-half of our performance unit awards have a market condition, which must be considered in the determination of fair value. Effective January 1, 2006, we recorded expense of $0.9 million ($0.5 million after tax) to adjust previously recognized compensation cost on vested performance unit awards to the amount of compensation recognized had the fair value of the awards been recorded prior to the adoption of SFAS 123(R). This amount was recorded as a cumulative effect of a change in accounting.

•	During 2005 and 2004, $14.8 million and $3.5 million, respectively, of realized tax benefits on non-qualified options and restricted shares were reported in net cash provided by operating activities. These amounts represent the net tax benefits that were in excess of recorded compensation expense, which are recorded in additional paid-in capital. In accordance with SFAS 123(R), the tax benefits in excess of pro forma compensation expense are reclassified to net cash used in financing activities. Pro forma compensation expense is calculated using the fair value of options as if the accounting provisions of SFAS 123 had been applied since the January 1, 1995 effective date. Accordingly, $5 million is now recorded in net cash used in financing activities during 2006. The realized net tax benefit that was recorded in additional paid-in capital and based on actual compensation expense, totaled $8.6 million during 2006.

•	In accordance with SFAS 123(R), recognition of compensation expense on grants made subsequent to January 1, 2006 to retirement eligible individuals begins on the date the grants are approved since no future substantive service is required. Grants to individuals who will become retirement eligible prior to the normal vesting date will be expensed over the requisite service period (i.e., from the grant date through date of retirement eligibility). Compensation expense related to grants prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit vesting period, which is generally three or five years, with acceleration of any remaining unrecognized compensation cost when an employee actually retires. As a result of applying these provisions of SFAS 123(R), compensation expense of approximately $22 million ($14 million after tax, or $0.11 per diluted share) was recognized during 2006, which was comprised of the following:

–	Approximately $12 million ($8 million after tax, or $0.06 per diluted share) related to accelerated expense for 2006 grants to individuals who were retirement eligible on the grant date or who will become retirement eligible in advance of the normal vesting date. This compares to approximately $4 million of expense ($2 million after tax, or $0.02 per diluted share) if the previous method was used.

–	Approximately $10 million ($6 million after tax, or $0.05 per diluted share) related to accelerated expense for 2007 grants to individuals who were retirement eligible on the December 2006 approval date. Under SFAS 123, this expense would have been recognized beginning in 2007.

The compensation cost recorded for share-based compensation plans during 2006 totaled $57.1 million ($35.8 million after tax, or $0.28 per diluted share) as compared to $33.3 million ($21.7 million after tax, or $0.18 per diluted share) during 2005 and $21.7 million ($15.8 million after tax, or $0.13 per diluted share) during 2004. The increase of $23.8 million from 2005 to 2006 was primarily driven by approximately $18 million of incremental compensation expense during 2006 as a result of recognizing an accelerated portion of the total compensation expense on awards granted to employees who are retirement eligible or will become retirement eligible prior to the normal vesting date.

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

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

	Year Ended
	December 31,
	2006	2005
	(Dollars in millions)

Sales	$5,878.3	$5,396.5

Segment Operating Income	$761.3	$621.7
Corporate General and Administrative Costs	(105.0)	(88.4)
Pension Curtailment	(10.9)	—

Total Operating Income	645.4	533.3
Net Interest Expense	(121.0)	(125.8)
Other Income (Expense) — Net	(62.4)	(44.4)
Income Tax (Expense) Benefit	19.2	(119.3)

Income from Continuing Operations	481.2	243.8
Income from Discontinued Operations	0.3	19.8
Cumulative Effect of Change in Accounting	0.6	—

Net Income	$482.1	$263.6

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs increased $16.6 million for 2006 as compared 2005. The increase was primarily the result of increased share-based compensation of approximately $6 million, which resulted from recognizing additional expense for the 2006 and certain 2007 grants to retirement eligible employees as previously discussed, and due to additional administrative costs relating to the growth in sales.

Net interest expense decreased $4.8 million for 2006 as compared to 2005, primarily due to lower debt levels in 2006 and to the interest savings as a result of the debt exchange completed during the second quarter 2006.

Other income (expense) — net increased by $18 million for 2006 as compared to 2005, primarily as a result of:

•	Increased expenses relating to previously owned businesses of $16 million, primarily for litigation and remediation of environmental issues;

•	Reduced income of approximately $3 million from equity in affiliated companies; and

•	Impairments of certain assets of $3.6 million recognized during 2006; partially offset by,

•	A $6.8 million decrease in losses on the extinguishment or exchange of debt during 2006 as compared to 2005.

Our effective tax rate from continuing operations was a benefit of 4.2% during 2006 and an expense of 32.9% during 2005. The decrease in our effective tax rate resulted primarily from the Rohr and Coltec tax cases. The decrease is also due to the absence of tax associated with repatriated earnings under the American Jobs Creation Act during 2005.

Income from discontinued operations during 2006 primarily represents net insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation. Income from discontinued operations during 2005, primarily included the $13.2 million gain from the sale of Test Systems and a $7.5 million gain recognized as a result of our settlement with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.

The cumulative effect from the change in accounting resulted in a gain of $0.6 million from the adoption of SFAS 123(R) on January 1, 2006 as previously discussed.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

	Year Ended
	December 31,
	2005	2004
	(Dollars in millions)

Sales	$5,396.5	$4,700.4

Segment Operating Income	$621.7	$490.2
Corporate General and Administrative Costs	(88.4)	(93.0)

Total Operating Income	533.3	397.2
Net Interest Expense	(125.8)	(139.8)
Other Income (Expense) — Net	(44.4)	(60.7)
Income Tax (Expense)	(119.3)	(42.4)

Income from Continuing Operations	243.8	154.3
Income from Discontinued Operations	19.8	1.7
Cumulative Effect of Change in Accounting	—	16.2

Net Income	$263.6	$172.2

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs decreased $4.6 million for 2005 as compared to 2004 primarily due to the following:

•	Other professional expenses decreased $5.7 million, primarily relating to lower tax litigation costs; and

•	Lower information technology costs of $3 million; partially offset by,

•	Higher share-based compensation costs of $5.4 million, relating primarily to the impact of the increased market value of our stock on the performance unit awards, which are paid in cash and re-valued based upon changes in stock price.

Net interest expense decreased $14 million in 2005 as compared to 2004 primarily due to lower debt levels in 2005.

Other income (expense) — net decreased by $16.3 million, primarily from the absence in 2005 of a $7 million impairment of a note receivable that was recorded during 2004 and lower expenses related to divested operations of $10.3 million. Premiums and associated costs related to the early retirement of debt totaled $11.6 million during 2005 and $15.4 million during 2004.

Our effective tax rate from continuing operations was 32.9% during 2005 and 21.6% during 2004. The increase in our effective tax rate resulted from U.S. income tax associated with dividends from certain foreign subsidiaries, growth in before tax book income relative to our significant permanent items, the phase-in of the American Jobs Creation Act, which replaces certain export sales deductions with a deduction for income from qualified domestic production activities, and the absence of favorable state and foreign tax settlements, offset in part by additional reserves for certain income tax issues.

Income from discontinued operations, after tax, was $19.8 million during 2005 and primarily included a $13.2 million gain from the sale of Test Systems, which was sold during the second quarter of 2005. Income from discontinued operations for Test Systems included net income of $0.9 million in 2005 and net income of $1.7 million in 2004. Income from discontinued operations also included a $7.5 million gain recognized as a result of our settlement with several insurers relating to the recovery of past costs to remediate environmental issues at a former chemical plant.

As noted previously in the “Changes in Accounting Methods” section, effective January 1, 2004, we changed two aspects of the application of contract accounting for our aerostructures business which resulted in a $16.2 million after tax gain ($23.3 million before tax gain) that was recorded as a cumulative effect of change in accounting in 2004.

BUSINESS SEGMENT PERFORMANCE

For 2006, 2005 and 2004, our operations were reported as three business segments: Engine Systems, Airframe Systems and Electronic Systems. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments except for the pension curtailment charge, which was not allocated to our segments. Segment operating income is used by management to assess the operating performance by the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Consolidated Financial Statements.

During 2004, we entered into a $99 million partial settlement agreement with Northrop Grumman Corporation (Northrop), as successor to TRW Inc. (TRW), relating to our acquisition of TRW’s aeronautical systems businesses in October 2002. The partial settlement agreement primarily relates to customer warranty and other contract claims for products that were designed, manufactured or sold by TRW prior to our purchase of aeronautical systems. Under the terms of the settlement, we have assumed certain liabilities associated with future customer warranty and other contract claims for these products. The settlement excluded amounts associated with any claims that we may have against Northrop relating to the Airbus A380 actuation systems development program and certain other liabilities retained by TRW under the acquisition agreement. As a result of the partial settlement in 2004, we recorded a liability for the estimated undiscounted future liabilities of $71.7 million that we assumed. We recorded a charge of $23.4 million to cost of sales representing the amount by which our estimated undiscounted future liabilities plus our receivable from Northrop for these matters exceeded the settlement amount. The charge is reflected in the applicable segments’ operating income for 2004.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

	Year Ended December 31,
			%	% of Sales
	2006	2005	Change	2006	2005
	(Dollars in millions)

NET CUSTOMER SALES
Engine Systems	$2,455.3	$2,237.6	9.7
Airframe Systems	1,950.6	1,854.2	5.2
Electronic Systems	1,472.4	1,304.7	12.9

Total Sales	$5,878.3	$5,396.5	8.9

SEGMENT OPERATING INCOME
Engine Systems	$471.0	$399.8	17.8	19.2	17.9
Airframe Systems	97.5	76.0	28.3	5.0	4.1
Electronic Systems	192.8	145.9	32.1	13.1	11.2

Segment Operating Income	$761.3	$621.7	22.5	13.0	11.5

Engine Systems:  Engine Systems segment sales of $2,455.3 million in 2006 increased $217.7 million, or 9.7%, from $2,237.6 million in 2005. The increase was primarily due to the following:

•	Higher large commercial airplane aftermarket, including spare parts and MRO volume of approximately $148 million, primarily in our aerostructures and engine control systems businesses;

•	Higher large commercial airplane OE volume of approximately $102 million, primarily in our aerostructures business; and

•	Higher regional and business OE sales volume of approximately $38 million, primarily in our aerostructures business.

The increase in sales was partially offset by a decline in defense sales volume of approximately $84 million, primarily associated with contracts completed in mid-2005 in our aerostructures and customer services businesses.

Engine Systems segment operating income of $471 million in 2006 increased $71.2 million, or 17.8%, from $399.8 million in 2005. This increase in operating income was primarily a result of the following:

•	Higher sales volume as described above, which generated income of approximately $103 million;

•	During 2005, net cumulative catch-up charges were $17.3 million, primarily as a result of significant changes in cost estimates primarily on two contracts in our aerostructures business, as compared to net charges of $3.8 million during 2006;

•	Absence of a charge of $7.3 million related to the termination of a contract in 2005; and

•	Lower restructuring charges of approximately $3 million in 2006.

The increase in the Engine Systems segment operating income from the factors above was partially offset by:

•	Unfavorable foreign exchange impacts of approximately $12 million, primarily in our engine control systems business;

•	Charges during 2006 of approximately $11 million for asset impairments, environmental expenses and a pension settlement charge, which did not occur in 2005;

•	Expenses of approximately $7 million relating to the company-wide ERP implementation;

•	Research and development costs increased approximately $6 million associated with new aircraft platforms; and

•	Share-based compensation increased approximately $8 million, primarily as a result of the impact of accounting for such compensation under SFAS 123(R).

Airframe Systems:  Airframe Systems segment sales of $1,950.6 million for 2006 increased $96.4 million, or 5.2%, from $1,854.2 million for 2005. The increase was primarily due to the following:

•	Higher Airbus and Boeing large commercial airplane OE sales of approximately $72 million, primarily in our landing gear business; and

•	Higher large commercial airplane aftermarket sales of approximately $50 million, primarily in our actuation systems and landing gear businesses.

The increase was partially offset by lower airframe heavy maintenance sales volume of approximately $35 million.

Airframe Systems segment operating income of $97.5 million for 2006 increased $21.5 million, or 28.3%, from $76 million for 2005. This increase in operating income was primarily a result of the following:

•	Higher sales volume and improved mix, which generated income of approximately $17 million;

•	Lower research and development expense of approximately $16 million, driven primarily by lower development spending for the A380 actuation system;

•	The absence of a 2005 charge of approximately $16 million for the A380 actuation system for a retrofit of redesigned parts, including asset reserves for related obsolete inventory, supplier claims and impaired assets, which did not recur in 2006;

•	Lower costs of approximately $10 million related to lower premium freight, lower warranty costs and net cost savings from the 2006 workforce reduction in the landing gear business;

•	Lower costs of approximately $17 million related to productivity and supply chain savings in the actuation systems business; and

•	Lower restructuring expenses of approximately $5 million.

The increase in the Airframe Systems segment operating income from the factors above was partially offset by:

•	Unfavorable foreign exchange impacts of approximately $27 million;

•	Increased operating costs of approximately $20 million, primarily from raw material price escalation in the landing gear business;

•	Expenses of approximately $6 million relating to the company-wide ERP implementation; and

•	Share-based compensation increased approximately $7 million, primarily as a result of the impact of accounting for such compensation under SFAS 123(R).

Electronic Systems:  Electronic Systems segment sales of $1,472.4 million for 2006 increased $167.7 million, or 12.9%, from $1,304.7 million for 2005. The increase was primarily due to:

•	Higher sales volume of approximately $77 million of defense and space OE and aftermarket products primarily in our optical and space systems, fuel and utility systems, aircraft interior products, sensor systems and power systems business units;

•	Higher sales volume of approximately $26 million of regional and general aviation airplane OE and aftermarket products in nearly all of our businesses; and

•	Higher sales volume of $50 million of large commercial OE and aftermarket products in virtually all of our business units.

Electronic Systems segment operating income of $192.8 million for 2006 increased $46.9 million, or 32.1%, from $145.9 million for 2005. Segment operating income was higher due to higher sales volume and improved mix, generating operating income of approximately $68 million.

The increase in segment operating income was partially offset by:

•	Increased operating costs of approximately $8 million, primarily in our aircraft interior products and sensors systems businesses;

•	Unfavorable foreign currency translation of approximately $5 million, primarily in our power, lighting and sensors systems businesses;

•	Expenses of approximately $4 million relating to the company-wide ERP implementation; and

•	Share-based compensation increased approximately $4 million, primarily as a result of the impact of accounting for such compensation under SFAS 123(R).

Future Restructuring and Consolidation Costs for Programs Announced and Initiated

During 2005, we announced and initiated a restructuring program to downsize a German facility in the Electronic Systems segment with partial transfers of operations to existing facilities in Florida and India. The goal of this program is to reduce operating costs and foreign exchange exposure. The total restructuring cost for the program is expected to be approximately $13 million, for which $6.4 million has been expensed in 2005 and 2006 and approximately $6.6 million will be incurred in 2007.

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

Engine Systems:  Engine Systems segment sales of $2,237.6 million in 2005 increased $298 million, or 15.4%, from $1,939.6 million in 2004. The increase was due to the following:

•	Higher commercial and general aviation airplane OE and aftermarket and MRO sales volume of approximately $240 million, partially offset by a decline in defense sales volume of approximately $21 million in our aerostructures business;

•	Higher revenues in our customer services business of approximately $36 million, primarily from defense and space and regional and general aviation aftermarket support;

•	Higher sales volume of turbine fuel engine components and turbomachinery products of approximately $36 million, primarily for U.S. military and regional and general aviation airplane applications and industrial gas turbine products; and

•	Higher sales volume of commercial and general aviation airplane OE and aftermarket of approximately $28 million, partially offset by a decline of approximately $17 million in defense and space sales volume in our engine control businesses.

Engine Systems segment operating income increased $134.9 million, or 50.9%, from $264.9 million in 2004 to $399.8 million in 2005. Segment operating income was higher due to:

•	Higher sales volume as described above;

•	Income from cumulative catch-up adjustments resulting from reduced cost estimates on several contracts in our aerostructures business;

•	The absence of a $10.6 million charge for the partial settlement with Northrop on claims related to the aeronautical systems acquisition, which was recorded in 2004; and

•	Improved margins due to higher aftermarket sales, primarily for aerostructures products.

The increase in Engine Systems segment operating income was partially offset by:

•	Cumulative catch-up charges resulting from significant increased cost estimates primarily on two contracts in our aerostructures business, which exceeded the cumulative catch-up income mentioned above by $17.3 million;

•	A charge of $7.3 million related to the termination of the Boeing 737NG contract in 2005; and

•	Increased research and development costs of approximately $11 million, primarily for the development of the Boeing 787 and the Airbus A350 XWB.

Airframe Systems:  Airframe Systems segment sales of $1,854.2 million for 2005 increased $224.5 million, or 13.8%, from $1,629.7 million for 2004. The increase was primarily due to:

•	Higher commercial and general aviation OE, commercial and general aviation aftermarket and defense and space sales volume in our landing gear business of approximately $103 million;

•	Higher sales of airframe heavy maintenance services of approximately $48 million;

•	Higher commercial and general aviation aftermarket and defense and space sales volume in our aircraft wheels and brakes business of approximately $31 million; and

•	Higher large commercial OE and aftermarket sales volume of approximately $44 million in our actuation systems business.

The increases in sales volume were partially offset by a decrease in regional and general aviation aftermarket sales volume in our actuation systems business.

Airframe Systems segment operating income decreased $14.1 million, or 15.6%, from $90.1 million for 2004 to $76 million for 2005. The increased volume from sales described above was more than offset by the following:

•	Charges of $16.2 million for the A380 actuation system for a retrofit of redesigned parts, including reserves for related obsolete inventory, supplier claims and impaired assets;

•	Higher operating costs including the impacts of:

–	Premium freight, higher scrap and rework, and higher warranty expenses in the landing gear business;

–	Unfavorable foreign currency translation on non-U.S. Dollar-denominated net costs of approximately $10 million, primarily in the actuation systems and landing gear businesses;

–	Higher product upgrade expenses in the aircraft wheels and brakes business;

–	The absence of a $6 million benefit from the revision of the accounting treatment of a technology development grant from a non-U.S. Government entity, which was recognized during 2004;

–	Higher research and development expenditures in the aircraft wheels and brakes business of approximately $5 million, including expenditures for the development of the Boeing 787 and Global Hawk wheel and brake systems; and

–	Higher restructuring expenses of approximately $3 million, primarily in the actuation systems business.

Partially offsetting the higher operating costs was the impact of:

•	Lower research and development expenditures for the A380 actuation system of approximately $11 million; and

•	The absence of a $9.2 million charge for the partial settlement with Northrop on claims related to the aeronautical systems acquisition, which was recorded in 2004.

Electronic Systems:  Electronic Systems segment sales of $1,304.7 million in 2005 increased $173.6 million, or 15.3%, from $1,131.1 million in 2004. The increase was primarily due to:

•	Higher sales volume of defense and space of approximately $95 million, primarily in our optical and space systems, fuel and utility systems, sensor systems and power systems business units, partially offset by a decline in sales volume in our propulsion systems business unit;

•	Higher sales volume of regional and general aviation airplane OE and aftermarket products in our power systems and de-icing and specialty systems businesses of approximately $28 million;

•	Higher sales volume of large commercial OE and aftermarket products of approximately $30 million in all of our business units; and

•	Higher sales volume of sensors for commercial helicopters, non-military perimeter security and industrial gas products of approximately $18 million.

Electronic Systems segment operating income increased $10.7 million, or 7.9%, from $135.2 million in 2004 to $145.9 million in 2005. Segment operating income was higher due to:

•	Higher sales volume as described above; and

•	The absence of a $3.6 million charge for the partial settlement with Northrop on claims related to the aeronautical systems acquisition, which was recorded in 2004.

The increase in segment operating income was partially offset by:

•	Unfavorable sales mix shift from higher margin aftermarket sales towards proportionately more OE sales in military and commercial markets;

•	Increased investments in research and development costs of approximately $12 million for new programs that have been won;

•	Increases in operating costs, primarily warranty expenses; and

•	A charge of approximately $2 million to establish an environmental reserve for remediation activities.

Segment Reorganization and Other Changes

Beginning with our Form 10-Q for the period ended March 31, 2007, we will reflect the following changes in our business segment reporting:

•	New organizational structure, effective January 1, 2007;

•	Results of our customer services business will be reallocated to the business that manufactures the product or system; and

•	ERP implementation costs that are not directly associated with a specific business will be reclassified and reported within corporate administrative expense.

Prior period results will be reclassified to conform to the 2007 presentation.

FOREIGN OPERATIONS

We are engaged in business in foreign markets. Our foreign manufacturing and service facilities are located in Australia, Canada, China, England, France, Germany, India, Indonesia, Northern Ireland, Japan, Mexico, Poland, Scotland, Singapore and the United Arab Emirates. We market our products and services through sales subsidiaries and distributors in a number of foreign countries. We also have joint venture agreements with various foreign companies.

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

Sales to non-U.S. customers were $2,807.6 million or 48% of total sales, $2,501.7 million or 46% of total sales and $2,270.1 million or 48% of total sales for 2006, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We currently expect to fund expenditures for capital requirements, as well as other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments including our stock buy back program, and also provide adequate financial flexibility.

Cash

At December 31, 2006, we had cash and marketable securities of $201.3 million, as compared to $251.3 million at December 31, 2005.

Credit Facilities

We have a $500 million committed global syndicated revolving credit facility that expires in May 2011. In May 2006, we exercised an option within the credit facility to extend the maturity of the facility by one year from May 2010 to May 2011. This facility permits borrowing, including letters of credit, up to a maximum of $500 million. At December 31, 2006, there were $34.9 million in borrowings, classified as long-term debt, and $20.4 million in letters of credit outstanding under this facility. At December 31, 2005, there were $34.9 million in borrowings and $19.6 million in letters of credit outstanding under this facility.

The level of unused borrowing capacity under our committed syndicated revolving credit facility varies from time to time depending in part upon our compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. We are currently in compliance with all such covenants. As of December 31, 2006, we had borrowing capacity under this facility of $444.7 million, after reductions for borrowings and letters of credit outstanding under the facility.

At December 31, 2006, we maintained $75 million of uncommitted domestic money market facilities and $149.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. As of December 31, 2006, there was $11.8 million outstanding under these facilities. At December 31, 2005, we maintained $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with $22.4 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide us with committed credit through the syndicated revolving credit facility and with various cash management, trust and other services.

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

Long-Term Financing

At December 31, 2006, we had long-term debt and capital lease obligations, including current maturities, of $1,723.1 million with maturities ranging from 2007 to 2046. Long-term debt includes $34.9 million borrowed under the committed revolving syndicated credit facility to facilitate our implementation of the cash repatriation provisions in 2005 of the American Jobs Creation Act. The earliest maturity of a material long-term debt obligation is April 2008. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

In June 2006, we exchanged the following notes for $290.7 million principal amount of a new series of 6.29% notes due in 2016:

•	$177.9 million principal amount of our 7.5% notes due in 2008;

•	$32.7 million principal amount of our 6.45% notes due in 2008; and

•	$80.1 million principal amount of our 6.6% notes due in 2009.

Additionally, in June 2006, we exchanged $242.5 million principal amount of our outstanding 7.625% notes due 2012 for $254.6 million principal amount of a new series of our 6.8% notes due in 2036.

We paid an aggregate cash premium of $8.6 million to exchange the 6.29% notes due in 2016 and paid an aggregate premium of $24 million, including $12 million in cash and $12 million financed by issuing additional notes, for the exchange of the 6.8% notes due 2036. The premiums will be amortized over the lives of the new notes. We recorded $4.8 million of transaction costs associated with the exchange offers in other income (expense) — net during 2006.

The 6.29% notes due in 2016 and the 6.8% notes due in 2036 were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). As required by a registration rights agreement entered into in connection with the issuance of the new notes, on October 4, 2006, we completed exchange offers, registered under the Securities Act, of notes of the same series in exchange for the outstanding 6.29% notes due in 2016 and 6.8% notes due in 2036.

Lease Agreements

We finance some of our office and manufacturing facilities and machinery and equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Some of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease aircraft and equipment having a maximum unamortized value of $55 million at December 31, 2006 for which $16.6 million of future minimum lease payments were outstanding under these arrangements. The other arrangements are standard operating leases. Future minimum lease payments under the standard operating leases approximated $135.2 million at December 31, 2006.

Additionally, at December 31, 2006, we had guarantees of residual values of lease obligations of $32.7 million. The residual values relate primarily to corporate aircraft which we are obligated to either purchase at the end of the lease term or remarket. Under some of these operating lease agreements, we receive rent holidays, which represent periods of free or reduced rent. Rent holidays are recorded as a liability and recognized on a straight-line basis over the lease term. In addition, we may receive incentives or allowances from the lessor as part of the lease agreement. We recognize these payments as a liability and amortize them as reductions to lease expense over the lease term. We capitalize leasehold improvements and amortize them over the shorter of the lease term or the asset’s useful life.

Sale of Receivables

Effective June 30, 2006, we terminated the variable rate trade receivables securitization program and repaid the outstanding balance of $97.1 million.

Cash Flow Hedges

We have subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys, but have significant sales contracts that are denominated in U.S. Dollars. Approximately 10% of our revenues and approximately 25% of our costs are denominated in currencies other than the U.S. Dollar. Approximately 90% of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. Periodically, we enter into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys to hedge a portion of our exposure from U.S. Dollar sales.

The forward contracts described above are used to mitigate the potential volatility of earnings and cash flow arising from changes in currency exchange rates that impact our U.S. Dollar sales for certain foreign operations. The forward contracts are being accounted for as cash flow hedges. The forward contracts are recorded on our Consolidated Balance Sheet at fair value with the net change in fair value reflected in accumulated other comprehensive income (loss), net of deferred taxes. The notional value of the forward contracts at December 31, 2006 was

$1,639.4 million. The fair value of the forward contracts at December 31, 2006, was a net asset of $85.2 million, including:

•	$50.7 million recorded as a current asset in prepaid expenses and other assets; and

•	$46.2 million recorded as a non-current asset in other assets; partially offset by,

•	$3.8 million recorded as a current liability in accrued expenses; and

•	$7.9 million recorded as a non-current liability in other non-current liabilities.

The total fair value of our forward contracts of $85.2 million (before deferred taxes of $29.9 million) at December 31, 2006, combined with $0.9 million of gains on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in accumulated other comprehensive income (loss) and will be reflected in income as the earnings are affected by the hedged items. As of December 31, 2006, the portion of the $86.1 million fair value that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a net gain of $46.9 million. During 2006, hedge ineffectiveness of a charge of $0.6 million was recorded in other income (expense) — net. There was a negligible amount of ineffectiveness during 2005.

In June 2006, we entered into treasury locks and reverse treasury locks in connection with our long-term debt exchange offers. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the treasury locks were accounted for as cash flow hedges. We entered into $288.5 million of treasury locks to offset changes in the issue price of our 6.29% notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.5% notes due in 2008, 6.45% notes due in 2008 and 6.6% notes due in 2009 attributable to movements in treasury rates prior to the exchange date. We paid $0.3 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income (loss) during 2006, and will be amortized over the life of the 6.29% notes due 2016. In June 2006, we also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.8% notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625% notes due in 2012 attributable to movements in treasury rates prior to the exchange date. We paid $1.9 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income (loss) during 2006 and will be amortized over the life of the 6.8% notes due 2036.

Fair Value Hedges

We enter into interest rate swaps to increase our exposure to variable interest rates. We have the following interest rate swaps outstanding as of December 31, 2006:

•	A $43 million fixed-to-floating interest rate swap on the 6.45% notes due in 2008;

•	Two $50 million fixed-to-floating interest rate swaps on the 7.5% notes due in 2008; and

•	A $50 million fixed-to-floating interest rate swap on the 6.29% notes due in 2016.

In September 2006, we entered into a $50 million fixed to floating interest rate swap on our 6.29% senior notes due in 2016. The settlement and maturity dates on the swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swap is being accounted for as a fair value hedge and the carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

In June 2006, we terminated $7 million of a $50 million fixed-to-floating interest rate swap on our 6.45% notes due in 2008 in connection with our long-life debt exchange offers. We paid $0.3 million in cash to terminate this portion of the interest rate swap, which was recorded as an expense in other income (expense) — net during 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange of the 6.45% notes due in 2008.

The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are being accounted for as fair value hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a net liability/(loss) of $2.6 million at December 31, 2006.

Other Forward Contracts

As a supplement to the foreign exchange cash flow hedging program, we enter into forward contracts to manage our foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Since these contracts are not designated as hedges, the gains or losses on these forward contracts are recorded in cost of sales. These contracts are utilized to mitigate the earnings impact of the translation of net monetary assets and liabilities. Under this program, as of December 31, 2006, we had forward contracts with a notional value of $63.1 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $120.7 million to buy Euros and forward contracts with a notional value of $11 million to buy Canadian Dollars. These contracts mature within one month.

During 2006, we recorded a transaction loss on our monetary assets of approximately $19 million, which was partially offset by gains on the forward contracts described above of approximately $6 million. During 2005, we recorded a transaction gain on our monetary assets of approximately $21 million, which was partially offset by losses on the forward contracts described above of approximately $17 million.

Contractual Obligations and Other Commercial Commitments

The following charts reflect our contractual obligations and commercial commitments as of December 31, 2006. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2007	2008-2009	2010-2011	Thereafter
	(Dollars in millions)

Contractual Obligations
Payments Due by Period
Short-Term and Long-Term Debt	$1,724.8	$12.5	$290.3	$36.3	$1,385.7
Capital Lease Obligations	16.7	1.5	2.6	2.2	10.4
Operating Leases	135.2	37.1	46.8	22.1	29.2
Purchase Obligations (1)	691.6	650.0	30.9	10.7	—
Other Long-Term Obligations (2)	132.0	9.5	31.7	18.2	72.6

Total	$2,700.3	$710.6	$402.3	$89.5	$1,497.9

Other Commercial Commitments
Amount of Commitments that Expire per Period
Lines of Credit (3)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	54.2	48.7	5.5	—	—
Guarantees	4.8	1.8	2.6	0.3	0.1
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	19.5	8.4	11.1	—	—

Total	$78.5	$58.9	$19.2	$0.3	$0.1

(1)	Purchase obligations include an estimated amount of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

(2)	Includes participation payments of approximately $125 million for aircraft component delivery programs which are to be paid over twelve years.

(3)	As of December 31, 2006, we had in place (a) a committed syndicated revolving credit facility which expires in May 2011 and permits borrowing up to a maximum of $500 million; (b) $75 million of uncommitted domestic money market facilities; and (c) $149.8 million of uncommitted and committed foreign working capital facilities. As of December 31, 2006, we had borrowing capacity under our committed syndicated revolving credit facility of $444.7 million. The amount borrowed under this facility at December 31, 2006 of $34.9 million is reflected in the short-term and long-term debt line above.

The table excludes our pension and other postretirement benefits obligations. We made worldwide pension contributions of $113.5 million and $144.7 million in 2006 and 2005, respectively. These contributions include both voluntary and required employer contributions, as well as pension benefits paid directly by us. Of these amounts, $75 million and $130 million were contributed voluntarily to the qualified U.S. pension plan in 2006 and 2005, respectively.

We expect to make pension contributions of $100 million to $125 million to our worldwide pension plans during 2007. Our postretirement benefits other than pensions are not required to be funded in advance, so benefit payments, including medical costs and life insurance, are paid as they are incurred. We made postretirement benefit payments other than pension of $32 million and $36 million in 2006 and 2005, respectively. We expect to make net payments of approximately $37 million during 2007. See Note 15, “Pensions and Postretirement Benefits” of our Consolidated Financial Statements for a further discussion of our pension and postretirement other than pension plans.

CASH FLOW

The following table summarizes our cash flow activity for 2006, 2005 and 2004:

	Year Ended December 31,
Net Cash Provided by (Used in):	2006	2005	2004
	(Dollars in millions)

Operating activities of continuing operations	$276.3	$344.9	$410.3
Investing activities of continuing operations	$(252.8)	$(272.0)	$(140.9)
Financing activities of continuing operations	$(90.4)	$(139.1)	$(358.1)
Discontinued operations	$10.9	$24.6	$5.1

Year Ended December 31, 2006 as Compared to December 31, 2005

Operating Activities of Continuing Operations

The decrease in net cash provided by operating activities of $68.6 million during 2006 as compared to 2005 was primarily comprised of the following:

•	The cash outlay of $97.1 million related to unwinding our accounts receivable securitization program;

•	Tax payments of approximately $110 million associated with the Rohr and Coltec tax settlements; and

•	Increased cash expenditures for investments in pre-production and excess-over-average inventories of $86.5 million to $122.5 million during 2006 as compared to $36 million during 2005; partially offset by,

•	Increased net income of approximately $110 million, adjusted to exclude certain non-cash items including income recognized from the Rohr and Coltec tax settlements, increased share-based compensation expense and increased amortization and depreciation; and

•	A decrease in pension contributions of $31.2 million to $113.5 million during 2006 as compared to $144.7 million during 2005.

During 2007, we expect cash flow from operating activities net of capital expenditures to approximate 60% to 75% of operating income. We expect to contribute $100 million to $125 million to our worldwide qualified and non-qualified pension plans and to make net payments of approximately $37 million related to our postretirement benefit plans.

Investing Activities of Continuing Operations

The decrease in net cash used in investing activities of $19.2 million was primarily comprised of:

•	The absence of a 2005 payment of $60.9 million for the acquisition of Sensors Unlimited, Inc. and a payment of $8.8 million for the acquisition of the minority interest in one of our businesses; partially offset by,

•	An increase in capital expenditures of $41.3 to $256.8 million during 2006 as compared to $215.5 million during 2005.

We expect capital expenditures in 2007 to be in the range of $270 million to $290 million, reflecting continued cash expenditures for investments in programs such as the Boeing 787 and the Airbus A350 XWB, capital expenditures for facility expansions to support higher OE deliveries to Airbus and Boeing and productivity initiatives that are expected to enhance margins. Of these capital expenditures, approximately 40% are expected to be associated with investments in low cost country manufacturing, previously announced MRO facility expansions and new facilities to support aftermarket sales growth, and expenditures related to the company-wide implementation of an ERP system.

Financing Activities of Continuing Operations

The decrease in net cash used in financing activities of $48.7 million during 2006 as compared to 2005 was primarily comprised of:

•	The absence of the 2005 redemption of our remaining outstanding 6.45% notes in the aggregate principal amount of $182.1 million; partially offset by,

•	A decline of $41.6 million of proceeds from issuance of common stock to $66.1 million during 2006 as compared to $107.7 million during 2005;

•	A 2006 payment of $20.6 million of premiums related to the debt exchange;

•	Purchases of treasury stock during 2006 totaling $20.2 million, in conjunction with the repurchase program announced on October 24, 2006; and

•	Repayments of short-term debt totaling $11.6 million during 2006 as compared to increased short-term debt of $21.3 million during 2005.

On October 24, 2006, our Board of Directors approved a program that authorizes us to repurchase up to $300 million of our common stock. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. While no time limit was set for completion of the program, we expect repurchases to occur over a three year period. Repurchases under the program, which could aggregate to approximately 6% of our outstanding common stock, may be made through open market or privately negotiated transactions at times and in such amounts as we deem appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate us to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

On October 24, 2006, our Board of Directors declared a quarterly dividend of $0.20 per share on our common stock, paid January 2, 2007 to shareholders of record as of December 4, 2006.

Discontinued Operations

Net cash provided by discontinued operations was $10.9 million in 2006 primarily from insurance settlements, net of tax, with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation. Net cash provided by discontinued operations in 2005 included after tax proceeds of $13.2 million from the sale of Test Systems.

Year Ended December 31, 2005 as Compared to December 31, 2004

Operating Activities of Continuing Operations

Net cash provided by operating activities decreased $65.4 million from $410.3 million during 2004 to $344.9 million during 2005. The decrease in net cash from operations was primarily due to higher working capital requirements to support the increase in sales and production rates for large commercial aircraft, offset partially by higher income and the absence of the $99 million partial settlement with Northrop which occurred in 2004. Net cash provided by operating activities in 2005 also included an increase in the accounts receivable sold under our securitization program of $24.8 million, offset by worldwide pension contributions of $144.7 million and net tax payments of approximately $52.1 million. Net cash provided by operating activities in 2004 included cash received from the partial settlement with Northrop of $99 million, termination of certain life insurance policies of $23 million and commutation of a general liability insurance policy of $18 million, offset by worldwide pension contributions of $128.6 million, net tax payments of approximately $32 million, a reduction of $25 million in receivables sold under our securitization program and cash paid to acquire certain aftermarket rights of $15 million.

Investing Activities of Continuing Operations

Net cash used in investing activities was $272 million in 2005 and $140.9 million in 2004. Net cash used in investing activities for 2005 included capital expenditures of $215.5 million and the acquisitions of SUI for $60.9 million and the minority interest in one of our businesses for $8.8 million. Net cash used in investing activities in 2004 included capital expenditures of $151.8 million.

Financing Activities of Continuing Operations

Net cash used in financing activities was $139.1 million in 2005, compared to $358.1 million for 2004. During 2005, we redeemed all remaining outstanding 6.45% notes due in 2007 in the aggregate principal amount of $182.1 million. Also during 2005, we issued common stock of $107.7 million, primarily through the exercise of stock options, and paid dividends to shareholders of $97.3 million. During 2004, we repurchased $142.2 million principal amount of long-term debt and redeemed $60 million principal amount of Special Facilities Airport Revenue Bonds, $5.9 million principal amount of industrial revenue bonds and $63.5 million principal of the QUIPS debentures.

Discontinued Operations

Net cash provided by discontinued operations was $24.6 million in 2005 and $5.1 million in 2004. After tax proceeds of approximately $13.2 million from the sale of Test Systems were included in the net cash provided by discontinued operations in 2005.

CONTINGENCIES

General

There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, arising in the ordinary course of business, including commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed when incurred.

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

Our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $74.3 million and $81 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, $17.7 million and $18.3 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At December 31, 2006 and 2005, $31 million and $31.4 million, respectively, was associated with ongoing operations and $43.3 million and $49.6 million, respectively, was associated with businesses previously disposed of or discontinued.

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

Insurance Coverage

We believe that we have substantial insurance coverage available to us related to third party claims. However, the pre-1976 primary layer of insurance coverage was provided by the Kemper Insurance Companies (Kemper). Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan under the supervision of the Illinois Division of Insurance. We cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

In addition, a portion of our primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent or undergoing solvent schemes of arrangement. We have entered into settlement agreements with a number of these insurers pursuant to which we agreed to give up our rights with respect to certain insurance policies in exchange for negotiated payments, some of which are subject to increase under certain circumstances. These settlements represent negotiated payments for our loss of insurance coverage, as we no longer have insurance available for claims that may have qualified for coverage. These settlements have been recorded as income for reimbursement of past claim payments under the settled insurance policies and as a deferred settlement credit for future claim payments.

At December 31, 2006, the deferred settlement credit was approximately $38 million for which $2.8 million is reported in accrued expenses and $35.2 million was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities.

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

Guarantees

At December 31, 2006, we had an outstanding contingent liability for guarantees of debt and lease payments of $2.1 million, letters of credit and bank guarantees of $54.2 million and residual value of lease obligations of $32.7 million. See Note 14, “Lease Commitments” and Note 13, “Financing Arrangements” to our Consolidated Financial Statements.

Aerostructures Long-Term Contracts

Our aerostructures business has several long-term contracts in the pre-production and early production phases (e.g., Boeing 787, Airbus A380 and A350 XWB). The pre-production phase includes design of the product to meet customer specifications as well as design of the manufacturing processes to manufacture the product. Also involved in this phase is securing supply of material and subcomponents produced by third party suppliers that are generally accomplished through long-term supply agreements. In addition to these factors, contracts in the early production phase include excess-over-average inventories, which represent the excess of current manufactured cost over the estimated average manufactured cost over the life of the contract. Cost estimates over the life of the contract are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover periods of up to 20 years or more, there is risk that estimates of future costs made during the pre-production and early production phases will be different from actual costs and that difference could be significant.

Tax

We are continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109),

and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by us are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements. As of December 31, 2006, we had recorded tax contingency reserves of approximately $173 million.

In 2000, Coltec, a former Goodrich subsidiary, paid $113.7 million to the IRS. This payment represented the tax and accrued interest arising out of the IRS’s disallowance of a capital loss and certain tax credits relating to Coltec’s 1996 tax year. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims for a refund of this payment. The case went to trial, and on November 2, 2004, the trial court ruled in favor of Coltec. During 2005, the government appealed the decision to the U.S. Court of Appeals for the Federal Circuit. The appeals court reversed the decision of the trial court on July 12, 2006. On August 2, 2006, we paid the tax and accrued interest relating to subsequent years of approximately $57 million to the IRS. On November 8, 2006, Coltec filed a petition for a writ of certiorari with the Supreme Court of the United States asking the Court to review the decision of the appeals court. On February 20, 2007 the Supreme Court of the United States denied Coltec’s petition. Coltec does not owe any additional federal income tax or interest with respect to these matters for the years 1996 through 2000. There is no financial statement effect since all related impacts for this case were previously recorded.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. We previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the Joint Committee on Taxation (JCT). On March 15, 2006 we received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification we recorded a tax benefit of approximately $74.1 million primarily related to the reversal of the tax reserves during 2006.

Our current IRS examination cycle began on September 29, 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. Based on communications with the IRS exam team, we expect field examination of the current cycle to be completed during 2007. The prior examination cycle which began in March 2002, includes the consolidated income tax groups in the audit periods identified below:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)
Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)

There were numerous tax issues that had been raised by the IRS as part of the prior examination cycle, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We previously reached tentative settlement agreements with the IRS on substantially all of the issues raised with respect to the prior examination cycle. Due to the amounts of tax involved certain portions of the tentative settlement agreements were required to be reviewed by the JCT. We received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, we recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during 2006. In addition to the JCT approvals with regard to Rohr, we reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, we recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves in 2006. During 2006, we reached final settlement with the IRS on substantially all of the issues relating to the Goodrich Corporation and Subsidiaries 1998-1999 examination cycle. As a result, we recorded a benefit of approximately $13.5 million, primarily related to the reversal of tax reserves. We anticipate filing a petition with the U.S. Tax Court to contest the remaining unresolved issues which involve the proper timing of certain deductions. The amount of the estimated tax liability if the IRS were to prevail is fully reserved. We cannot predict the timing or ultimate outcome of the remaining issues.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $20 million as of December 31, 2006. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of December 31, 2006. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $20 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in late 2007 or early 2008.

NEW ACCOUNTING STANDARDS NOT ADOPTED

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, with any cumulative effect of the adoption recorded as an adjustment to beginning retained earnings. We are currently finalizing our evaluation of the impact of the adoption and have not yet determined the effect on our earnings or financial position.

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

Estimates of revenue and cost for our contracts span a period of many years from the inception of the contracts to the date of actual shipments and are based on a substantial number of underlying assumptions. We believe that the underlying factors are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the assumptions of the revenue and cost streams can be significant if the factors change. The factors include but are not limited to estimates of the following:

•	Projected number of units to be delivered under the contracts;

•	Escalation of future sales prices under the contracts;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience; and

•	Supplier pricing including escalation where applicable.

Inventory

Inventoried costs on long-term contracts include certain pre-production costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. During the early years of a contract, manufacturing costs per unit delivered are typically greater than the estimated average unit cost for the total contract. This excess manufacturing cost for units shipped results in an increase in inventory (referred to as “excess-over-average”) during the early years of a contract.

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

In accordance with SFAS 5, we record tax contingencies when the exposure item becomes probable and the amount is reasonably estimable. As of December 31, 2006 and 2005, we had recorded tax contingency reserves of approximately $173 million and $325.6 million, respectively.

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

Identifiable Intangible Assets

Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and our estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The determination of undiscounted cash flow is based on our segments’ plans. The revenue growth is based upon aircraft build projections from aircraft manufacturers and widely available external publications. The profit margin assumption is based upon the current cost structure and anticipated cost reductions. Changes to these assumptions could result in the recognition of impairment.

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

Entry Fees

Certain businesses in our Engine Systems segment make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis to cost of sales or as a reduction of sales, as appropriate. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value.

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

Sales Incentives

We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced.

Flight Certification Costs

When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes.

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

Pension and Postretirement Benefits Other Than Pensions

We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. For December 31, 2006 the U.S. discount rate was determined based on a customized yield curve approach. Our projected pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rate was used to determine the benefit obligations as of December 31, 2006. This same approach was used to determine U.S. discount rates to use to remeasure plan obligations on April 11, 2006, in connection with our definitive agreement to divest the turbomachinery products business (which agreement was subsequently terminated), on May 19, 2006 and due to the closure of the election period for the Retirement Choice Program. In the U.K. and Canada, a similar approach to determining discount rates in the U.S. is utilized. This is a change in methodology for setting the U.K. discount rate, which was based on the iBoxx AA long-term high quality bond rate as of December 31, 2005. The appropriate benchmarks by applicable country were used for pension plans other than those in the U.S., U.K., and Canada to determine the discount rate assumptions.

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

	.25 Percentage	.25 Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (decrease) in annual costs
Discount rate	$(11.2)	$12.9
Expected long-term rate of return	$(7.3)	$7.3
Increase (decrease) in projected benefit obligation
Discount rate	$(120)	$125

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate on our annual cost and balance sheet liability for postretirement benefits other than pension obligations holding all other assumptions constant.

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (decrease) in total of service and interest cost components
Health care cost trend rate	$1.6	$(1.4)
Increase (decrease) in accumulated postretirement benefit obligation
Health care cost trend rate	$30.0	$(26.0)

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

Important factors that could cause actual results to differ include, but are not limited to:

•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	our ability to extend our commercial original equipment contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies and/or consolidations in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the resolution of contractual disputes with Northrop Grumman related to the purchase of aeronautical systems;

•	the resolution of items in IRS examination cycles;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which expenses relating to employee and retiree medical and pension benefits change;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage-of-completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. See Note 19, “Derivatives and Hedging Activities” in our Consolidated Financial Statements for a description of current developments involving our hedging activities.

We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations and interest rate swaps. The table below provides information about our financial instruments that are sensitive to changes in interest rates. At December 31, 2006, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $2.6 million.

We enter into interest rate swaps to increase our exposure to variable interest rates. We have the following interest rate swaps outstanding as of December 31, 2006:

•	A $43 million fixed-to-floating interest rate swap on the 6.45% notes due in 2008;

•	Two $50 million fixed-to-floating interest rate swaps on the 7.5% notes due in 2008; and

•	A $50 million fixed-to-floating interest rate swap on the 6.29% notes due in 2016.

In September 2006, we entered into a $50 million fixed to floating interest rate swap on our 6.29% senior notes due in 2016. The settlement and maturity dates on the swap are the same as those on the referenced notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swap is being accounted for as a fair value hedge and the carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

The table represents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates (excluding the receivables securitization program). Also included is information about our interest rate swaps.

Expected Maturity Dates

								Fair
Debt	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(Dollars in millions)

Debt
Fixed Rate	$0.7	$159.5	$130.8	$0.7	$0.7	$1,369.1	$1,661.5	$1,806.0
Average Interest Rate	5.2%	7.2%	6.6%	5.2%	5.2%	7.0%	7.2%
Variable Rate	$11.8	—	—	—	$34.9	$16.6	$63.3	$63.3
Average Interest Rate	5.8%	—	—	—	5.7%	5.4%	5.3%
Capital Lease Obligations	$1.5	$1.4	$1.2	$1.2	$1.1	$10.4	$16.8	$10.1
Interest Rate
Swaps Fixed to Variable- Notional Value		$143.0				$50.0	$193.0	$(2.6)
								Loss
Average Pay Rate		8.8%				6.3%	8.5%
Average Receive Rate		7.2%				6.3%	7.1%

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

Foreign exchange negatively impacted our business segments financial results in 2006. Approximately 10% of our revenues and approximately 25% of our costs are denominated in currencies other than the U.S. Dollar. Over 90% of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. We hedge a portion of our exposure of U.S. Dollar sales on an ongoing basis.

As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.

We have entered into foreign exchange forward contracts to sell U.S. Dollars for Great Britain Pounds Sterling, Canadian Dollars, Euros and Polish Zlotys. These forward contracts are used to mitigate a portion of the potential volatility to earnings and cash flows arising from changes in currency exchange rates. As of December 31, 2006 we had forward contracts with an aggregate notional amount of $633 million to buy Great Britain Pounds Sterling, forward contracts with an aggregate notional amount of $551.6 million to buy Canadian Dollars, forward contracts with an aggregate notional amount of $418.2 million to buy Euros and forward contracts with an aggregate notional amount of $36.6 million to buy Polish Zlotys. These forward contracts mature on a monthly basis with maturity dates that range from January 2007 to December 2010.

At December 31, 2006, a hypothetical 10% strengthening of the U.S. Dollar against other foreign currencies would decrease the value of the forward contracts described above by $172.2 million. The fair value of these forward contracts was $85.2 million at December 31, 2006. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

In addition to the foreign exchange cash flow hedges, we have entered into foreign exchange forward contracts to manage foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. As of December 31, 2006, we had forward contracts with a notional value of $63.1 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $120.7 million to buy Euros and forward contracts with a notional value of $11 million to buy Canadian Dollars.

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

Goodrich’s management assessed the effectiveness of Goodrich’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that Goodrich maintained effective internal control over financial reporting as of December 31, 2006.

Goodrich’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment and the effectiveness of Goodrich’s internal control over financial reporting. This report appears on page 66.

/s/ Marshall O. Larsen
Marshall O. Larsen
Chairman, President and
Chief Executive Officer

/s/ Scott E. Kuechle
Scott E. Kuechle
Senior Vice President and
Chief Financial Officer

/s/ Scott A. Cottrill
Scott A. Cottrill
Vice President and Controller
(Principal Accounting Officer)

February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Goodrich Corporation

We have audited the accompanying consolidated balance sheet of Goodrich Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, in 2004 the Company changed its method of accounting for certain aspects of the application of contract accounting. As discussed in Notes 15 and 23, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Goodrich Corporation’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Goodrich Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Goodrich Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodrich Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Goodrich Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Goodrich Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Goodrich Corporation and our report dated February 19, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 19, 2007

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions, except per share amounts)

Sales	$5,878.3	$5,396.5	$4,700.4
Operating costs and expenses:
Cost of sales	4,291.1	3,963.5	3,501.5
Selling and administrative costs	941.8	899.7	801.7

	5,232.9	4,863.2	4,303.2

Operating Income	645.4	533.3	397.2
Interest expense	(126.0)	(130.9)	(143.2)
Interest income	5.0	5.1	3.4
Other income (expense) — net	(62.4)	(44.4)	(60.7)

Income from continuing operations before income taxes	462.0	363.1	196.7
Income tax benefit (expense)	19.2	(119.3)	(42.4)

Income From Continuing Operations	481.2	243.8	154.3
Income from discontinued operations — net of income taxes	0.3	19.8	1.7
Cumulative effect of change in accounting	0.6	—	16.2

Net Income	$482.1	$263.6	$172.2

Basic Earnings Per Share
Continuing operations	$3.87	$2.01	$1.30
Discontinued operations	—	0.16	0.02
Cumulative effect of change in accounting	0.01	—	0.13

Net Income	$3.88	$2.17	$1.45

Diluted Earnings Per Share
Continuing operations	$3.80	$1.97	$1.28
Discontinued operations	—	0.16	0.02
Cumulative effect of change in accounting	0.01	—	0.13

Net Income	$3.81	$2.13	$1.43

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2006	2005
	(Dollars in millions, except share amounts)

Current Assets
Cash and cash equivalents	$201.3	$251.3
Accounts and notes receivable — net	912.4	709.2
Inventories — net	1,551.8	1,308.4
Deferred income taxes	250.3	101.3
Prepaid expenses and other assets	91.7	55.2

Total Current Assets	3,007.5	2,425.4

Property, plant and equipment — net	1,327.7	1,194.3
Prepaid pension	2.3	337.8
Goodwill	1,341.3	1,318.4
Identifiable intangible assets — net	472.0	462.3
Deferred income taxes	35.5	42.8
Other assets	714.9	673.0

Total Assets	$6,901.2	$6,454.0

Current Liabilities
Short-term debt	$11.8	$22.3
Accounts payable	584.6	534.1
Accrued expenses	819.0	764.9
Income taxes payable	212.5	284.4
Deferred income taxes	3.3	7.2
Current maturities of long-term debt and capital lease obligations	1.4	1.7

Total Current Liabilities	1,632.6	1,614.6

Long-term debt and capital lease obligations	1,721.7	1,742.1
Pension obligations	612.1	844.2
Postretirement benefits other than pensions	379.1	300.0
Deferred income taxes	57.2	42.1
Other non-current liabilities	521.8	438.0
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 139,041,884 shares at December 31, 2006 and 136,727,436 shares at December 31, 2005 (excluding 14,000,000 shares held by a wholly owned subsidiary)	695.2	683.6
Additional paid-in capital	1,313.3	1,203.3
Income retained in the business	666.5	285.6
Accumulated other comprehensive income (loss)	(260.8)	(283.0)
Common stock held in treasury, at cost (14,090,913 shares at December 31, 2006 and 13,621,128 shares at December 31, 2005)	(437.5)	(416.5)

Total Shareholders’ Equity	1,976.7	1,473.0

Total Liabilities And Shareholders’ Equity	$6,901.2	$6,454.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Operating Activities

Net income	$482.1	$263.6	$172.2

Adjustments to reconcile net income to net cash provided by operating activities:

Income from discontinued operations	(0.3)	(19.8)	(1.7)

Cumulative effect of change in accounting	(0.6)	—	(16.2)

Restructuring and consolidation:

Expenses	4.3	16.8	13.3

Payments	(6.6)	(15.0)	(27.6)

Pension and postretirement benefits:

Expenses	129.0	123.5	115.8

Contributions and payments	(145.5)	(180.2)	(166.1)

Asset impairments	3.6	—	7.4

Depreciation and amortization	240.1	225.8	221.5

Excess tax benefits related to share-based payment arrangements	(5.0)	—	—

Share-based compensation expense	57.1	33.3	21.7

Loss on exchange or extinguishment of debt	2.0	9.6	15.1

Deferred income taxes	(67.7)	57.2	32.0

Change in assets and liabilities, net of effects of acquisitions and divestitures:

Receivables	(104.2)	(108.2)	16.0

Change in receivables sold, net	(97.1)	24.8	(25.0)

Inventories, net of pre-production and excess-over-average	(96.0)	(127.2)	(142.2)

Pre-production and excess-over-average inventories	(122.5)	(36.0)	(25.1)

Other current assets	(5.0)	(0.2)	1.3

Accounts payable	41.3	42.2	80.9

Accrued expenses	24.7	35.1	86.0

Income taxes payable	(50.8)	3.5	(7.4)

Realized tax benefit on non-qualified stock options and restricted stock	—	14.8	3.5

Other non-current assets and liabilities	(6.6)	(18.7)	34.9

Net Cash Provided By Operating Activities	276.3	344.9	410.3

Investing Activities

Purchases of property, plant and equipment	(256.8)	(215.5)	(151.8)

Proceeds from sale of property, plant and equipment	4.0	10.5	11.4

Payments made in connection with acquisitions, net of cash acquired	—	(67.0)	(0.5)

Net Cash Used In Investing Activities	(252.8)	(272.0)	(140.9)

Financing Activities

Increase (decrease) in short-term debt, net	(11.6)	21.3	(2.8)

Loss on exchange or extinguishment of debt	(4.5)	(10.9)	(13.1)

Proceeds from issuance of long-term debt, net of premiums paid of $20.6 in 2006	512.7	34.9	—

Repayment of long-term debt and capital lease obligations	(534.5)	(181.6)	(274.8)

Proceeds from issuance of common stock	66.1	107.7	27.5

Purchases of treasury stock	(20.2)	(1.2)	(0.2)

Dividends	(100.5)	(97.3)	(94.7)

Excess tax benefits related to share-based payment arrangements	5.0	—	—

Distributions to minority interest holders	(2.9)	(12.0)	—

Net Cash Used In Financing Activities	(90.4)	(139.1)	(358.1)

Discontinued Operations

Net cash provided by (used in) operating activities	10.9	(1.2)	5.3

Net cash provided by (used in) investing activities	—	25.8	(0.2)

Net cash provided by (used in) financing activities	—	—	—

Net cash provided by discontinued operations	10.9	24.6	5.1

Effect of exchange rate changes on cash and cash equivalents	6.0	(5.0)	3.1

Net decrease in cash and cash equivalents	(50.0)	(46.6)	(80.5)

Cash and cash equivalents at beginning of year	251.3	297.9	378.4

Cash and cash equivalents at end of year	$201.3	$251.3	$297.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Unearned
				Income	Accumulated	Portion of
			Additional	Retained	Other	Restricted
	Common Stock		Paid-In	In The	Comprehensive	Stock	Treasury
	Shares	Amount	Capital	Business	Income (Loss)	Awards	Stock	Total
	(In thousands)		(Dollars in millions)

Balance December 31, 2003	131,265	$656.3	$1,035.8	$42.4	$(126.1)	$(1.4)	$(413.5)	$1,193.5
Net income				172.2				172.2
Other comprehensive income (loss):
Translation adjustments					89.4			89.4
Minimum pension liability adjustment					(69.8)			(69.8)
Unrealized gain on cash flow hedges					2.8			2.8

Total comprehensive income (loss)								194.6
Employee award programs	1,444	7.2	20.6			1.4	(0.8)	28.4
Share-based compensation			18.0					18.0
Tax benefit from employees share- based compensation programs			3.5					3.5
Dividends declared (per share — $0.80)				(95.1)				(95.1)

Balance December 31, 2004	132,709	$663.5	$1,077.9	$119.5	$(103.7)	$—	$(414.3)	$1,342.9
Net income				263.6				263.6
Other comprehensive income (loss):
Translation adjustments					(77.5)			(77.5)
Minimum pension liability adjustment					(36.0)			(36.0)
Unrealized loss on cash flow hedges					(65.8)			(65.8)

Total comprehensive income (loss)								84.3
Employee award programs	4,018	20.1	89.1				(2.2)	107.0
Share-based compensation			21.5					21.5
Tax benefit from employees share-based compensation programs			14.8					14.8
Dividends declared (per share — $0.80)				(97.5)				(97.5)

Balance December 31, 2005	136,727	$683.6	$1,203.3	$285.6	$(283.0)	$—	$(416.5)	$1,473.0
Net income				482.1				482.1
Other comprehensive income (loss):
Translation adjustments					113.2			113.2
Minimum pension liability adjustment (pre-SFAS 158)					56.8			56.8
Unrealized gain on cash flow hedges					48.5			48.5

Total comprehensive income (loss)								700.6
Pension and OPEB liability adjustment (adoption of SFAS 158)					(196.3)			(196.3)
Other deferred compensation plan			2.9					2.9
Repurchase of common stock							(18.0)	(18.0)
Employee award programs	2,315	11.6	55.6				(3.0)	64.2
Share-based compensation			42.9					42.9
Tax benefit from employees share-based compensation programs			8.6					8.6
Dividends declared (per share — $0.80)				(101.2)				(101.2)

Balance December 31, 2006	139,042	$695.2	$1,313.3	$666.5	$(260.8)	$—	$(437.5)	$1,976.7

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

As discussed in Note 6, “Discontinued Operations”, the Company’s Test Systems business has been accounted for as a discontinued operation. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations.

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

Inventoried costs on long-term contracts include certain pre-production costs, consisting primarily of tooling and engineering design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as “excess-over average”) during the early years of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the anticipated remaining sales value of such contract, the excess is charged to cost of sales in the period identified.

In accordance with industry practice, costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

Long-Lived Assets.  Property, plant and equipment, including amounts recorded under capital leases, are recorded at cost. Depreciation and amortization is computed principally using the straight-line method over the following estimated useful lives: buildings and improvements, 15 to 40 years; machinery and equipment, 5 to 15 years; and internal use software, 2 to 10 years. In the case of capitalized lease assets, amortization is recognized over the lease term if shorter. Repairs and maintenance costs are expensed as incurred.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Under the provisions of Statement of Financial Accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets”, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are reviewed for impairment annually, or more frequently, if indicators of potential impairment exist.

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

Included in Accounts Receivable at December 31, 2006 and 2005, were receivable amounts under contracts in progress of $90.6 million and $70.4 million, respectively, that represent amounts earned but not billable at the respective Balance Sheet dates. These amounts become billable according to their contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Of the $90.6 million at December 31, 2006, approximately $20.8 million is expected to be collected after 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes.  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, which requires that deferred taxes and liabilities are based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The Company records interest on potential tax contingencies as a component of its tax expense and records the interest net of any applicable related tax benefit. See Note 16, “Income Taxes”.

Participation Payments.  Certain businesses in the Company make cash payments under long-term contractual arrangements to original equipment manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized as other assets when a contractual liability has been incurred, and are amortized to sales or cost of sales, as appropriate. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment occur such as a change in the estimated number of units or the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2006, 2005 or 2004. See Note 12, “Other Assets”.

Entry Fees.  Certain businesses in the Company’s Engine Systems segment make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle the Company to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line or the cash flow basis, whichever more appropriately reflects the cash flow stream, to cost of sales, or as a reduction to sales, as appropriate, over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in 2006, 2005 or 2004. See Note 12, “Other Assets”.

Sales Incentives.  The Company offers sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized as an expense in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales using the straight-line method over the remaining contract term. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such charges were recorded in 2006, 2005 or 2004. See Note 12, “Other Assets”.

Flight Certification Costs.  When a supply arrangement is secured, certain businesses in the Company may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales over the projected number of aircraft to be manufactured. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense is adjusted when the estimated number of units to be manufactured changes. No such charges were recorded in 2006, 2005 or 2004. See Note 12, “Other Assets”.

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

Share-Based Compensation.  Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Share-Based Compensation” (SFAS 123(R)). See Note 23, “Share-Based Compensation”.

Earnings Per Share.  Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

Research and Development Expense.  The Company performs research and development under company-funded programs for commercial products, and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Total research and development expenditures from continuing operations in 2006, 2005 and 2004 were approximately $360 million, $379 million and $346 million, respectively. These amounts are net of approximately $113 million, $112 million and $100 million, respectively, which were funded by customers.

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

Environmental Liabilities.  The Company establishes a liability for environmental liabilities when it is probable that a liability has been incurred and the Company has the ability to reasonably estimate the liability. The Company capitalizes environmental costs only if the costs are recoverable and (1) the costs extend the life, increase the capacity, or improve the safety or efficiency of property owned by the Company as compared with the condition of that property when originally constructed or acquired; (2) the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared with its condition when constructed or acquired; or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) the costs are incurred in preparing the property for sale. All other environmental costs are expensed.

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

Deferred Settlement Credits.  The Company has reached agreements with several of its insurance carriers that are either insolvent or are undergoing solvent schemes of arrangements to receive negotiated payments in exchange for loss of insurance coverage for third party claims against the Company. The portion of these negotiated payments related to past costs is recognized in income immediately. The portion related to future claims is treated as a deferred settlement credit and reported within accrued expenses and other non-current liabilities. The deferred settlement credits will be recognized in income in the period the applicable insurance would have been realized. See Note 18, “Contingencies”.

Note 2.	New Accounting Standards Not Adopted

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, with any cumulative effect of the adoption recorded as an adjustment to beginning retained earnings. The Company is currently finalizing its evaluation of the impact of the adoption and has not yet determined the effect on its earnings or financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has three business segments: Engine Systems, Airframe Systems and Electronic Systems.

Engine Systems

The Engine Systems segment produces products associated with aircraft engines, including cowlings and their components, fuel delivery systems, and structural and rotating components. The segment includes the following business units:

•	Aerostructures, which:

–	Produces nacelle systems, including thrust reversers and related engine housing components, and pylons;

–	Performs maintenance, repair and overhaul services; and

–	Provides complete cargo handling systems including conveyor rollers and tracks, side rail guides, side and end latches and power drive control units.

•	Engine control systems, which provides:

–	Fuel metering controls, fuel pumping systems and afterburner fuel pump and metering unit nozzles; and

–	Electronic control software and hardware, variable geometry actuation controls and engine health monitoring systems.

•	Turbomachinery products, which produces complete rotating assemblies including quality metallic and thermal barrier coatings for the aircraft and industrial gas turbine engine industries.

•	Turbine fuel technologies, which provides:

–	Fuel nozzles, injectors, valves and manifolds for aerospace and industrial gas turbine engines; and

–	Non-aerospace applications that require liquid atomization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Airframe Systems

The Airframe Systems segment provides systems and components pertaining to aircraft taxi, take-off, flight control, landing and stopping, and airframe maintenance. The segment includes the following business units:

•	Actuation systems, which provides:

–	Actuators for primary flight control systems that operate elevators, ailerons and rudders, and secondary flight controls systems such as flaps and slats; and

–	Systems that control the movement of steering systems for missiles and electromechanical systems that are characterized by high power, low weight, low maintenance, resistance to extreme temperatures and vibrations and reliability.

•	Landing gear, which designs, manufactures and services complete landing gear systems on both commercial and military aircraft.

•	Aircraft wheels and brakes, which provides:

–	Wheel and brake systems containing durable wheels, long-lasting steel brake designs, light weight and low cost carbon brakes, one source brake control systems, and state-of-the-art electric brake development; and

–	OEM and overhauls and repairs as well as full technical and aircraft on ground support through a worldwide network of wheel and brake service centers.

•	Aviation technical services, which provides:

–	Comprehensive heavy airframe maintenance, component repair and overhaul, aircraft painting, engineering and certification services; and

–	Aircraft modification services that include VIP interior completion and passenger to freight conversions.

•	Engineered polymer products, which provides:

–	Large-scale marine composite structures and acoustic materials;

–	Acoustic absorbing and reflecting materials along with vibration dampening material; and

–	Fireproof composites.

Electronic Systems

The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management and control and safety data. The segment includes the following business units:

•	Optical and space systems, which:

–	Provides intelligence, surveillance and reconnaissance systems and electro-optical defense, scientific and commercial applications; and

–	Designs and builds custom engineered electronics, optics, shortwave infrared cameras and arrays.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Sensor systems, which provides:

–	Numerous sensors for a wide variety of commercial and military aircraft that measure mass flow, inertia and altitude, liquid level, position, speed, and temperature; and

–	Air data heading reference systems, angle of attack and stall protection systems, windshield heater controllers, ice detection systems, micro electromechanical systems, and windshield wiper and washer systems.

•	Power systems, which provides:

–	Constant frequency and variable frequency AC and DC electrical generating systems; and

–	Rescue hoist and cargo winches.

•	Aircraft interior products, which provides:

–	Evacuations slides and life rafts for several types of aircraft;

–	Complete aircrew escape systems primarily for military aircraft including canopy removal, sequencing systems and ejection seats;

–	Component products such as gas generators, rocket motors, linear explosives, catapults and numerous cartridge actuated or propellant actuated devices for a wide variety of applications; and

–	Seating systems that include cockpit crew and cabin attendant seats.

•	Fuel and utility systems, which provides:

–	Fuel measurement and management systems, fuel system safety devices, and fire protection systems; and

–	Health and usage management systems, motion controls and actuators, proximity sensing systems, braking and steering systems and computer interfaces.

•	De-Icing and specialty systems, which provides:

–	Pneumatic and electrothermal ice protection application;

–	Heated aircraft components, including heated drain masts, lavatory and galley water heaters and specialty air heaters; and

–	Potable water systems and components, aerospace composites and molding resin.

•	Lighting systems, which provides:

–	Interior lighting systems that include cabin and compartment lights, cockpit lights and controllers along with information signs;

–	External lighting systems that include anti-collision lights and power supplies, wing and tail strobe lights, navigation and flood lights, and external emergency lights; and

–	Night vision imaging systems, covert lighting, main landing gear cables and nose gear steering cables.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. The accounting policies of the reportable segments are the same as those for Goodrich consolidated. The pension curtailment charge as discussed in Note 15, “Pension and Postretirement Benefits” was not allocated to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(Dollars in millions)

Sales
Engine Systems	$2,455.3	$2,237.6	$1,939.6
Airframe Systems	1,950.6	1,854.2	1,629.7
Electronic Systems	1,472.4	1,304.7	1,131.1

TOTAL SALES	$5,878.3	$5,396.5	$4,700.4

Intersegment Sales
Engine Systems	$22.5	$27.2	$21.3
Airframe Systems	47.0	52.9	53.5
Electronic Systems	44.0	38.6	34.0

TOTAL INTERSEGMENT SALES	$113.5	$118.7	$108.8

Operating Income
Engine Systems	$471.0	$399.8	$264.9
Airframe Systems	97.5	76.0	90.1
Electronic Systems	192.8	145.9	135.2

	761.3	621.7	490.2
Corporate General and Administrative Expenses	(105.0)	(88.4)	(93.0)
Pension Curtailment (see Note 15)	(10.9)	—	—

TOTAL OPERATING INCOME	$645.4	$533.3	$397.2

Assets
Engine Systems	$2,723.7	$2,350.8	$2,266.7
Airframe Systems	1,955.0	1,760.2	1,796.1
Electronic Systems	1,558.1	1,494.0	1,401.2
Assets of Discontinued Operations	—	—	17.8
Corporate	664.4	849.0	735.7

TOTAL ASSETS	$6,901.2	$6,454.0	$6,217.5

Capital Expenditures
Engine Systems	$114.6	$94.5	$53.5
Airframe Systems	75.2	78.7	61.8
Electronic Systems	36.6	30.2	32.5
Corporate	30.4	12.1	4.0

TOTAL CAPITAL EXPENDITURES	$256.8	$215.5	$151.8

Depreciation and Amortization Expense
Engine Systems	$91.8	$85.5	$85.9
Airframe Systems	96.9	91.1	89.7
Electronic Systems	43.7	44.1	40.4
Corporate	7.7	5.1	5.5

TOTAL DEPRECIATION AND AMORTIZATION	$240.1	$225.8	$221.5

Geographic Areas Sales
United States	$3,070.7	$2,894.8	$2,430.3
Europe(1)	1,883.0	1,694.3	1,530.7
Canada	206.2	199.9	177.1
Other Foreign	718.4	607.5	562.3

TOTAL SALES	$5,878.3	$5,396.5	$4,700.4

Property, Plant and Equipment-net
United States	$865.9	$799.7	$746.6
Europe	284.4	270.0	316.1
Canada	126.1	89.7	67.0
Other Foreign	51.3	34.9	34.4

TOTAL PROPERTY, PLANT AND EQUIPMENT-NET	$1,327.7	$1,194.3	$1,164.1

(1)	Sales to customers in the United Kingdom in 2006, 2005 and 2004 represented 24%, 25% and 28%, respectively, of European sales. Sales to customers in France in 2006, 2005 and 2004 represented 43%, 43% and 41%, respectively, of European sales. Sales were reported in the geographic areas based on the country to which the product was shipped.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, direct and indirect sales to Airbus S.A.S. (Airbus) totaled approximately 17%, of consolidated sales. In 2005 and 2004, direct and indirect sales to Airbus totaled approximately 16%, of consolidated sales.

In 2006, 2005 and 2004, direct and indirect sales to The Boeing Company (Boeing) totaled approximately 14%, 12% and 13%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In 2006, 2005 and 2004, direct and indirect sales to the U.S. Government totaled approximately 15%, 18% and 20%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the preceding paragraph.

The Company has five categories of substantially similar products that share common customers, similar technologies and similar end-use applications and share similar risks and growth opportunities. Product categories cross the Company’s business segments and do not reflect the management structure of the Company. The Company’s sales by these product categories are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Engine Products & Services	$2,291.5	$2,042.3	$1,755.4
Landing System Products & Services	1,177.0	1,038.7	889.0
Airframe Products & Services	933.7	969.7	908.6
Electrical and Optical Products & Services	957.8	847.7	690.3
Safety Products & Services	424.3	383.5	362.5
Other Products & Services	94.0	114.6	94.6

Total Sales	$5,878.3	$5,396.5	$4,700.4

Note 4.	Restructuring and Consolidation Costs

The Company incurred $4.3 million, $16.8 million and $13.7 million of net restructuring and consolidation costs in 2006, 2005 and 2004, respectively. The 2006 charges primarily relate to restructuring actions initiated during 2005 to downsize certain foreign facilities.

	2006	2005	2004
	(Dollars in millions)

Engine Systems	$2.3	$5.6	$4.0
Airframe Systems	0.4	5.3	2.0
Electronic Systems	1.6	5.9	7.7

	$4.3	$16.8	$13.7

Personnel-related costs	$3.5	$14.5	$9.9
Facility closure and other costs	0.8	2.3	3.8

	$4.3	$16.8	$13.7

Cost of sales	$1.0	$7.8	$9.2
Selling and administrative costs	3.3	9.0	4.5

	$4.3	$16.8	$13.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and consolidation reserves at December 31, 2006 and 2005, and the activity during the years ended December 31, 2006 and 2005, consisted of:

(Dollars in millions)

Reserve balance — January 1, 2005	$3.4
Restructuring charges	17.2
Used as intended	(13.7)
Return to profit	(0.4)
Foreign exchange adjustments	—

Reserve balance at December 31, 2005	$6.5

Restructuring charges	4.3
Used as intended	(7.5)
Return to profit	—
Foreign exchange adjustments	0.7

Reserve balance at December 31, 2006	$4.0

Future Restructuring and Consolidation Costs for Programs Announced and Initiated

During 2005, the Company announced and initiated a restructuring program to downsize a German facility in the Electronic Systems segment with partial transfers of operations to existing facilities in Florida and India. The goal of this program is to reduce operating costs and foreign exchange exposure. The total restructuring cost for the program is expected to be approximately $13 million, for which $6.4 million has been expensed in 2005 and 2006 and approximately $6.6 million will be incurred in 2007.

Anticipated future restructuring costs by segment and type are as follows:

	Personnel-	Facility
	Related	Closure
	Costs	Costs	Total
(Dollars in millions)

Engine Systems	$—	$—	$—
Airframe Systems	—	—	—
Electronic Systems	2.5	4.1	6.6

Total	$2.5	$4.1	$6.6

Note 5.	Other Income (Expense) — Net

Other Income (Expense) — Net consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Retiree health care expenses related to previously owned businesses	$(18.0)	$(16.9)	$(18.9)
Loss on exchange or extinguishment of debt	(4.8)	(11.6)	(15.4)
Expenses related to previously owned businesses	(18.5)	(3.4)	(11.7)
Minority interest and equity in affiliated companies	(14.8)	(11.5)	(9.1)
Other — net	(6.3)	(1.0)	(5.6)

Other income (expense) — net	$(62.4)	$(44.4)	$(60.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Expenses related to previously owned businesses” primarily relates to litigation and costs to remediate environmental issues.

Note 6.	Discontinued Operations

The following summarizes the results of discontinued operations:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Sales — Test Systems	$—	$8.0	$24.1

Before tax income from operations — Test Systems	$—	$1.3	$2.6
Income tax expense	—	(0.4)	(0.9)
Gain on the sale of Test Systems (net of income tax expense of $7.6 million)	—	13.2	—
Insurance settlements (net of income tax expense of $0.7 million in 2006 and $4.5 million in 2005)	1.1	7.5	—
Liabilities of previously discontinued operations (net of income tax benefit of $0.5 million in 2006 and $0.4 million in 2005)	(0.8)	(1.8)	—

Income from discontinued operations — net of income taxes	$0.3	$19.8	$1.7

Income from discontinued operations during 2006 and 2005 includes insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation, net of related expenses.

On April 19, 2005, the Company completed the sale of JcAir Inc. (Test Systems) to Aeroflex Incorporated, for $34 million in cash, net of expenses and purchase price adjustments. The gain on the sale was $13.2 million after tax. Test Systems was previously reported in the Electronic Systems segment. The amount of goodwill included in determining the gain on the sale of Test Systems was $7.8 million.

The disposition of Test Systems is reported as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Test Systems have been segregated in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows. Prior periods have been restated to reflect this business as a discontinued operation.

Note 7.	Cumulative Effect of Change in Accounting

The Cumulative Effect of Change in Accounting, as presented after taxes, for the year ended December 31, 2006 of a gain of $0.6 million represents the adoption of SFAS 123(R). For additional information, see Note 23, “Share-Based Compensation”.

In conjunction with the Audit Review Committee of the Company’s Board of Directors, management reassessed the application of contract accounting at its aerostructures business within the Engines Systems segment. Specifically, consideration was given to whether or not the accounting methods used by the Company were appropriate given the predominance of an alternative method used by peer companies and changes in the nature of contractual relationships with the Company’s customers. Effective January 1, 2004, the Company changed two aspects of the application of contract accounting to preferable methods at its aerostructures business.

The Company changed its method of accounting for revisions in estimates of total revenue, total costs or extent of progress of a contract from the reallocation method to the cumulative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

catch-up method. Although both methods are used in practice to account for changes in estimates, SOP 81-1 indicates that the cumulative catch-up method is preferable. A contemporaneous review of accounting policy disclosures of peer companies in the same or similar industries indicated that the cumulative catch-up method was the predominant method of accounting for changes in estimates. The Company believes that consistency in financial reporting with peer companies, as well as with less significant business units within the consolidated group which already use the cumulative catch-up method, will enhance the comparability of financial data. The change was effected by adjusting contract profit rates from the balance to complete gross profit rate to the estimated gross profit rate at completion of the contract.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Earnings Per Share

The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	2006	2005	2004
	(In millions, except per share amounts)

Numerator
Numerator for basic and diluted earnings per share — income from continuing operations	$481.2	$243.8	$154.3

Denominator
Denominator for basic earnings per share — weighted-average shares	124.4	121.5	118.6
Effect of dilutive securities
Stock options, employee stock purchase plan and restricted stock units and awards	1.9	2.4	1.6
Other deferred compensation shares	0.1	0.1	0.1

Dilutive potential common shares	2.0	2.5	1.7

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	126.4	124.0	120.3

Per share income from continuing operations
Basic	$3.87	$2.01	$1.30

Diluted	$3.80	$1.97	$1.28

At December 31, 2006, 2005 and 2004, the Company had approximately 6 million, 7 million and 10 million stock options outstanding, respectively. See Note 23, “Share-Based Compensation”. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. Of the 7 million and 10 million stock options outstanding at December 31, 2005 and 2004, 0.1 million and 4.5 million, respectively, were anti-dilutive and excluded from the diluted earnings per share calculation. No stock options were excluded from the diluted earnings per share calculation at December 31, 2006.

Note 9.	Sale of Receivables

At December 31, 2005, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.1 million at December 31, 2005.

Effective June 30, 2006, the Company terminated the variable rate trade receivable securitization program and repaid the balance of $97.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(Dollars in millions)

FIFO or average cost (which approximates current costs):
Finished products	$334.9	$193.4
In-process	880.9	814.0
Raw materials and supplies	416.0	399.7

	1,631.8	1,407.1
Less:
Reserve to reduce certain inventories to LIFO basis	(48.5)	(43.5)
Progress payments and advances	(31.5)	(55.2)

Total	$1,551.8	$1,308.4

In-process inventory includes $399 million and $276 million as of December 31, 2006 and 2005, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The December 31, 2006 balance of $399 million includes $212.7 million related to a Boeing 787 contract.

Approximately 10% of the inventory was valued under the LIFO method of accounting at December 31, 2006 and 2005. Charges of approximately $5 million and $3.2 million for the year ended December 31, 2006 and 2005, respectively, for LIFO adjustments were recorded as cost of sales.

In-process inventories which include deferred costs, are summarized by platform as follows (dollars in millions, except quantities which are number of aircraft or number of engines if the engine is used on multiple aircraft platforms):

December 31, 2006

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)			(Unaudited)					Production
	Delivered			Contract		Firm			and Excess-
	to	Unfilled	Unfilled	Quantity		Unfilled	Year		Over-
	Airlines	Orders	Options	(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
Embraer ERJ 170/190 Tailcone	206	393	425	800	263	17	2011	$4.1	$4.3	$8.4
A380	—	166	60	408	9	89	2019	1.6	—	1.6
7Q7	—	—	—	19	—	—	2010	0.3	21.3	21.6
787	—	462	241	1,812	—	12	2021	0.6	212.7	213.3
A350 XWB	—	42	20	1,645	—	42	2030	—	29.8	29.8
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	112	598	490	1,326	177	181	2013	14.4	57.8	72.2
Trent 900	—	264	100	918	20	244	2024	43.8	16.3	60.1
V2500	2,516	1,336	654	2,831	2,555	200	2007	22.1	1.6	23.7
Other								18.2	4.3	22.5

Total in-process inventory related to long-term contracts under SOP 81-1								105.1	348.1	453.2
A380 production and pre-production inventory								2.5	40.6	43.1
Other in-process inventory								374.3	10.3	384.6

Total								376.8	50.9	427.7

Balance at December 31, 2006								$481.9	$399.0	$880.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)			(Unaudited)					Production
	Delivered					Firm			and Excess-
	to	Unfilled	Unfilled	Contract		Unfilled	Year		Over-
	Airlines	Orders	Options	Quantity(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft

717-200	151	5	—	156	153	3	2006	$2.6	$22.3	$24.9

Embraer ERJ 170/190 Tailcone	118	310	417	800	164	27	2012	3.1	7.2	10.3

A380	—	159	62	408	5	35	2018	—	—	—

7Q7	—	—	—	19	—	—	2012	0.3	21.3	21.6

787	—	291	113	1,335	—	—	2021	—	57.1	57.1

A350 XWB	—	62	11	1,200	—	—	2024	—	10.5	10.5

Engine Type — number of engines (engines are used on multiple aircraft platforms)

CF34-10	24	416	442	1,326	37	75	2018	16.8	62.8	79.6

Trent 900	—	232	132	918	23	201	2018	36.7	13.4	50.1

V2500	2,222	1,356	676	2,718	2,271	184	2007	29.7	21.3	51.0

Other								26.4	3.5	29.9

Total in-process inventory related to long-term contracts under SOP 81-1								115.6	219.4	335.0

A380 production and pre-production inventory								24.4	40.0	64.4

Other in-process inventory								398.0	16.6	414.6

Total								422.4	56.6	479.0

Balance at December 31, 2005								$538.0	$276.0	$814.0

(1)	Represents the aircraft order status as reported by independent sources for options of the related number of aircraft or the number of engines as noted.

(2)	Represents the number of aircraft or the number of engines as noted used to obtain average unit cost.

(3)	Represents the number of aircraft or the number of engines as noted for which the Company has firm unfilled orders.

(4)	The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.

Note 11. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows:

		Business				Business		Foreign
	Balance	Combinations		Foreign	Balance	Combinations		Currency	Balance
	December 31,	Completed or		Currency	December 31,	Completed or		Translation/	December 31,
	2004	Finalized		Translation/Other	2005	Finalized		Other	2006
	(Dollars in millions)

Engine Systems	$509.4	$—		$(26.3)	$483.1	$(0.3)		$33.1	$515.9
Airframe Systems	260.2	—		(20.6)	239.6	(0.1)		21.4	260.9
Electronic Systems	488.9	48.3	(a)	58.5 (b)	595.7	(2.6)		(28.6)	564.5

	$1,258.5	$48.3		$11.6	$1,318.4	$(3.0	)(c)	$25.9	$1,341.3

(a)	During the year ended December 31, 2005, the Company completed its acquisition of the remaining 5% interest in Goodrich Hella Aerospace Lighting Systems Holding GmbH from Hella Hueck & Co. KG. At the time of the transaction, the Company increased goodwill by $8.8 million. On October 31, 2005, the Company acquired Sensors Unlimited, Inc. (SUI) for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$60.9 million in cash. SUI is included in the Electronics Systems segment. The fair value of identifiable intangible assets was determined by an independent valuation. The acquisition of SUI increased goodwill by $39.5 million.

(b)	Included in the $58.5 million of foreign currency translation was an adjustment related to the foreign currency translation of certain goodwill amounts that resulted in a $27.3 million increase in goodwill and accumulated other comprehensive income (loss).

(c)	Primarily represents a revision of plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems businesses.

Identifiable intangible assets as of December 31, 2006 are comprised of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$179.6	$(84.8)	$94.8
Customer relationships	310.5	(42.7)	267.8
Technology	115.4	(7.0)	108.4
Non-compete agreements	5.7	(4.7)	1.0

	$611.2	$(139.2)	$472.0

Identifiable intangible assets as of December 31, 2005 are comprised of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$176.6	$(72.1)	$104.5
Customer relationships	283.7	(29.2)	254.5
Technology	106.0	(3.9)	102.1
Non-compete agreements	5.9	(4.7)	1.2

	$572.2	$(109.9)	$462.3

Amortization expense related to these intangible assets for the years ended December 31, 2006, 2005 and 2004 was $29.3 million, $23.1 million and $22.9 million respectively. Amortization expense for these intangible assets is estimated to be approximately $25 million per year from 2007 to 2011. There were no indefinite lived identifiable intangible assets as of December 31, 2006.

Under SFAS 142, intangible assets deemed to have indefinite lives and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. There were no indicators of impairment in 2004, 2005 or 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Other Assets

Other assets consisted of the following:

	December 31,
	2006	2005
	(Dollars in millions)

Participation payments — net of accumulated amortization of $11.2 million and $9.2 million at December 31, 2006 and 2005, respectively	$124.7	$118.1
Entry fees — net of accumulated amortization of $17.9 million and $11.1 million at December 31, 2006 and 2005, respectively	135.3	113.9
Rotable assets — net of accumulated amortization of $94.9 million and $81.7 million at December 31, 2006 and 2005, respectively	125.6	111.6
Rabbi trust assets	107.4	101.5
Sales incentives — net of accumulated amortization of $118.7 million and $99.8 million at December 31, 2006 and 2005, respectively	61.2	67.1
Pension intangible assets	—	36.3
Flight certification costs — net of accumulated amortization of $15.6 million and $12.8 million at December 31, 2006 and 2005, respectively	26.3	26.2
Foreign currency hedges	46.8	7.6
All other	87.6	90.7

Total	$714.9	$673.0

See Note 1, “Significant Accounting Policies” for a description of participation payments, entry fees, sales incentives and flight certification costs.

Note 13.	Financing Arrangements

Credit Facilities

The Company has a $500 million committed global syndicated revolving credit facility that expires in May 2011. In May 2006, the Company exercised an option within the credit facility to extend the maturity of the facility by one year from May 2010 to May 2011. Borrowings under this facility bear interest, at the Company’s option, for U.S. Dollar borrowings at rates tied to the agent bank’s prime rate or London interbank offered rate, for Great Britain Pounds Sterling borrowings, the London interbank offered rate and for Euro Dollar borrowings, the EURIBO rate. In May 2006, Standard & Poor’s Ratings Services raised the Company’s credit rating to BBB from BBB−. The Company is required to pay a facility fee of 12.5 basis points per annum, which was reduced from 15 basis points in conjunction with the upgrade on the total $500 million committed line. Further, if the amount outstanding exceeds 50% of the total commitment, a usage fee of 12.5 basis points per annum on the amount outstanding is payable by the Company. These fees and the interest rate margin on outstanding revolver borrowings are subject to change as the Company’s credit ratings change.

At December 31, 2006, there were $34.9 million in borrowings and $20.4 million in letters of credit outstanding under the facility. At December 31, 2005, there were $34.9 million in borrowings and $19.6 million in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of December 31, 2006, the Company had borrowing capacity under this facility of $444.7 million, after reductions for borrowings and letters of credit outstanding under the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company also maintained $75 million of uncommitted domestic money market facilities and $149.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2006, there was $11.8 million outstanding in borrowings under these facilities. At December 31, 2005, the Company maintained $75 million of uncommitted domestic money market facilities and $111.5 million of uncommitted and committed foreign working capital facilities with $22.4 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

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

At December 31, 2006, the Company has an outstanding contingent liability for guaranteed debt and lease payments of $2.1 million and letters of credit and bank guarantees of $54.2 million (inclusive of $20.4 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above). The debt and lease payments primarily represent obligations of the Company under industrial development revenue bonds to finance additions to facilities that have since been divested. Each of these obligations was assumed by a third party in connection with the Company’s divestiture of the related facilities. If the assuming parties default, the Company will be liable for payment of the obligations. The industrial development revenue bonds mature in February 2008. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.

The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s capital stock. Under the most restrictive of these covenants, $990.2 million of income retained in the business and additional paid in capital was free from such limitations at December 31, 2006.

Long-term Debt

At December 31, 2006 and December 31, 2005, long-term debt and capital lease obligations, excluding the current maturities of long-term debt and capital lease obligations, consisted of:

	December 31,
	2006	2005
	(Dollars in millions)

Medium-term notes payable (interest rates from 6.5% to 8.7%)	$639.9	$672.1
7.5% senior notes, maturing in 2008	116.8	294.0
6.6% senior notes, maturing in 2009	130.1	213.5
7.625% senior notes, maturing in 2012	256.9	498.8
6.29% senior notes, maturing in 2016	283.2	—
6.80% senior notes, maturing in 2036	230.4	—
Other debt, maturing through 2020 (interest rates from 2.8% to 5.8%)	55.0	55.3

	1,712.3	1,733.7
Capital lease obligation	9.4	8.4

Total	$1,721.7	$1,742.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of long-term debt, exclusive of capital lease obligations, during the five years subsequent to December 31, 2006, are as follows (in millions): 2007 — $0.7 (classified as current maturities of long-term debt); 2008 — $159.5; 2009 — $130.8; 2010 — $0.7; and 2011 — $35.6.

The Company maintains a shelf registration statement that allows the Company to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

The Company has periodically issued long-term debt securities in the public markets through a medium-term note program (referred to as the MTN program), which commenced in 1995. MTN notes outstanding at December 31, 2006, consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998.

Other long-term debt includes $34.9 million borrowed under the committed revolving credit facility in December 2005 as part of the Company’s implementation of the cash repatriation provisions under the American Jobs Creation Act. The facility agreement require that any amounts borrowed be repaid on or before May 25, 2011, the termination date of the facility.

In June 2006, the Company exchanged the following notes for $290.7 million principal amount of a new series of 6.29% notes due in 2016:

•	$177.9 million principal amount of its 7.5% notes due in 2008;

•	$32.7 million principal amount of its 6.45% notes due in 2008; and

•	$80.1 million principal amount of its 6.6% notes due in 2009.

Additionally, in June 2006, the Company also exchanged $242.5 million principal amount of its 7.625% notes due 2012 for $254.6 million principal amount of a new series of 6.8% notes due in 2036. The Company paid an aggregate cash premium of $8.6 million in connection with the exchange of the 6.29% notes due in 2016 and paid an aggregate premium of $24 million, including $12 million in cash and $12 million financed by issuing additional notes, in connection with the exchange of the 6.8% notes due 2036. The premiums will be amortized over the lives of the new notes. The Company recorded $4.8 million of transaction costs associated with the exchange offers in other income (expense) — net during the year ended December 31, 2006.

In June 2006, the Company entered into $288.5 million of treasury locks to offset changes in the issue price of the 6.29% notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.5% notes due in 2008, 6.45% notes due in 2008 and 6.6% notes due in 2009 due to movements in treasury rates prior to the exchange date. The Company paid $0.3 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income (loss) during the year ended December 31, 2006 and will be amortized over the life of the 6.29% notes due 2016. In June 2006, the Company also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.8% notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625% notes due in 2012 due to movements in treasury rates prior to the exchange date. The Company paid $1.9 million in cash to settle the locks and the amount was recorded in accumulated other comprehensive income (loss) during the year ended December 31, 2006 and will be amortized over the life of the 6.8% notes due 2036.

The 6.29% notes due in 2016 and the 6.8% notes due in 2036 were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). As required by a registration rights agreement entered into in connection with the issuance of the new notes, on October 4, 2006, the Company completed exchange offers,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registered under the Securities Act, of notes of the same series in exchange for the outstanding 6.29% notes due in 2016 and 6.8% notes due in 2036.

In June 2006, the Company terminated $7 million of a $50 million fixed-to-floating interest rate swap on its 6.45% notes due in 2008. The Company paid $0.3 million in cash to terminate this portion of the interest rate swap and the amount was recorded as an expense in other income (expense) — net during 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange, of the 6.45% notes due in 2008.

In September 2006, the Company entered into a $50 million fixed-to-floating interest rate swap on the 6.29% senior notes due in 2016. For additional information on the swap, see Note 19, “Derivatives and Hedging Activities”.

Note 14.	Lease Commitments

The Company finances its use of certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease aircraft and equipment having a maximum unamortized value of $55 million at December 31, 2006. These leases are automatically extended each month at a rate adjusted by the change to LIBOR, unless thirty days notice is provided through 2011 and 2012. Future cancelable lease payments during this remaining period total $16.6 million.

At December 31, 2006, the Company had guarantees of residual values on lease obligations of $32.7 million related to these corporate aircraft. The Company is obligated to either purchase or remarket the leased corporate aircraft at the end of the lease term. The residual values were established at lease inception.

The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2006:

		Noncancelable
	Capital	Operating
	Leases	Leases
	(Dollars in millions)

2007	$1.5	$37.1
2008	1.4	27.4
2009	1.2	19.4
2010	1.2	14.8
2011	1.0	7.3
Thereafter	10.4	29.2

Total minimum payments	16.7	$135.2

Amounts representing interest	(6.6)

Present value of net minimum lease payments	10.1
Current portion of capital lease obligations	(0.7)

	$9.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net rent expense from continuing operations consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Minimum rentals	$46.6	$48.7	$45.4
Contingent rentals	1.0	1.6	1.6
Sublease rentals	(0.1)	(0.3)	(0.5)

TOTAL	$47.5	$50.0	$46.5

In December 2005, the Company terminated a production equipment lease that was maturing in January 2006 and purchased the leased assets for $26.2 million.

Note 15. Pensions and Postretirement Benefits

The Company has several defined benefit pension plans covering eligible employees. U.S. plans covering salaried and non-union hourly employees generally provide benefit payments using a formula that is based on an employee’s compensation and length of service. Plans covering union employees generally provide benefit payments of stated amounts for each year of service. Plans outside of the U.S. generally provide benefit payments to eligible employees that relate to an employee’s compensation and length of service. The Company also sponsors several unfunded defined benefit postretirement plans that provide certain health care and life insurance benefits to eligible employees in the U.S. and Canada. The health care plans are both contributory, with retiree contributions adjusted periodically, and non-contributory and can contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory.

Amortization of prior service cost is recognized on a straight-line basis over the average remaining service period of active employees. Amortization of gains and losses are recognized using the “corridor approach”, which is the minimum amortization required by Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pension” (SFAS 87). Under the corridor approach, the net gain or loss in excess of 10% of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the average remaining service period of the active employees.

Adoption of Statement of Financial Accounting Standards No. 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s pension plans and postretirement benefits plans other than pension (OPEB) on the Company’s December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The adjustment to accumulated other comprehensive income (loss) at adoption represents the net unrecognized actuarial gains/(losses), unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in the Company’s Consolidated Balance Sheet. These amounts will be subsequently recognized as net periodic benefit cost. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of accumulated other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of SFAS 158.

The effects of adopting the provisions of SFAS 158 on the Company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s Consolidated Statement of Income for the year ended December 31, 2006, or for any prior periods presented, and will not effect the Company’s Consolidated Statement of Income in future periods. Had the Company not been required to adopt SFAS 158 on December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Pension Prior to Adopting SFAS 158.”

	At December 31, 2006
	Pension	OPEB
	Prior to Adopting	Prior to Adopting	Effect of Adopting
	SFAS 158	SFAS 158	SFAS 158	As Reported
	(Dollars in millions)

Intangible pension asset	$36.2	$—	$(36.2)	$—
Prepaid pension asset	$349.9	$—	$(347.6)	$2.3
Accrued other postretirement benefit (liability)	$—	$(325.8)	$(90.3)	$(416.1)
Accrued pension (liability)	$(154.9)	$—	$(467.3)	$(622.2)
Additional minimum (liability)	$(630.9)	$—	$630.9	$—
Deferred income tax asset	$227.4	$—	$114.4	$341.8
Accumulated other comprehensive income (loss)-net of tax	$(367.3)	$—	$(196.3)	$(563.6)

Included in accumulated other comprehensive income (loss) at December 31, 2006 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $21.8 million ($13.6 million after tax) and unrecognized actuarial losses $883.6 million ($550 million after tax). There is no unrecognized transition obligation. The amount of prior service cost and actuarial loss expected to be recognized in net periodic benefit cost during the year ended December 31, 2007 are $6 million ($3.7 million after tax) and $67.3 million ($41.9 million after tax), respectively.

The measurement date used to determine the pension and OPEB obligations and assets for all plans is December 31. The adoption of SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the Company’s year end balance sheet, which is consistent with the Company’s current practice.

PENSIONS

The following table sets forth the Company’s defined benefit pension plans as of December 31, 2006 and 2005, and the amounts recorded in the Consolidated Balance Sheet. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the U.S. Plans includes both the qualified and non-qualified plans. The fair value of assets for the U.S. Plans excludes $72 million and $74 million held in a rabbi trust designated for the non-qualified plans as of December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension obligations retained by the Company for former employees of divested and discontinued operations are included in the amounts below.

					Other
	U.S. Plans		U.K. Plans		Non-U.S. Plans
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)

CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year	$2,688.3	$2,527.1	$639.4	$543.8	$97.4	$76.7
Service cost	44.9	47.8	29.6	23.9	4.3	3.1
Interest cost	155.4	148.2	33.6	30.0	5.0	4.5
Amendments	19.7	2.1	(13.9)	—	—	0.1
Actuarial (gains) losses	35.6	146.0	(13.3)	104.0	1.3	15.0
Participant contributions	—	—	4.2	4.0	1.7	1.3
Divestitures	—	(0.4)	—	—	—	—
Other	1.3	0.1	—	—	—	(0.1)
Settlements	(1.8)	—	—	—	(9.3)	—
Special termination benefits	—	—	0.9	3.0	—	—
Foreign currency translation	—	—	90.6	(60.8)	2.6	(0.3)
Benefits paid	(189.1)	(182.6)	(9.5)	(8.5)	(3.0)	(2.8)

Projected benefit obligation at end of year	$2,754.3	$2,688.3	$761.6	$639.4	$100.0	$97.5

ACCUMULATED BENEFIT OBLIGATION AT END OF YEAR	$2,636.0	$2,569.7	$556.4	$457.3	$80.3	$79.2

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate	5.89%	5.64%	5.00%	4.75%	4.88%	4.76%
Rate of compensation increase	3.86%	3.63%	3.50%	3.50%	3.36%	3.34%
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$2,103.5	$1,968.4	$552.7	$520.0	$60.1	$52.0
Actual return on plan assets	240.3	177.9	48.5	92.3	6.4	3.1
Settlements	(1.8)	—	—	—	(9.3)	—
Participant contributions	—	—	4.2	4.0	1.7	1.3
Company contributions	92.7	139.8	11.1	—	9.7	4.9
Foreign currency translation	—	—	77.2	(55.1)	0.6	1.6
Benefits paid	(189.1)	(182.6)	(9.5)	(8.5)	(3.0)	(2.8)

Fair value of plan assets at end of year	$2,245.6	$2,103.5	$684.2	$552.7	$66.2	$60.1

FUNDED STATUS (UNDERFUNDED)	$(508.7)	$(584.8)	$(77.4)	$(86.7)	$(33.8)	$(37.4)

Unrecognized net actuarial (gain) loss		779.6		58.1		26.9
Unrecognized prior service cost		35.8		—		0.9
Unrecognized net transition asset		—		—		(0.1)

Net amount recognized		$230.6		$(28.6)		$(9.7)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid pension cost	$—	$329.9	$—	$—	$2.3	$7.9
Accrued expenses-current liability	(9.8)	(9.3)	—	—	(0.4)	(0.2)
Pension obligation — non-current liability	(498.9)	(90.0)	(77.4)	(28.6)	(35.7)	(17.4)

Net (liability) prepaid recognized	$(508.7)	$230.6	$(77.4)	$(28.6)	$(33.8)	$(9.7)

Other assets-intangible asset		$35.8				$0.5
Accumulated other comprehensive (income) loss — before tax	$747.5	$661.0	$43.2		$24.4	$10.9
Pension obligation — additional minimum liability		$(696.8)				$(11.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2006 and 2005:

					Other
					Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)

Aggregate fair value of plan assets	$2,245.6	$2,103.5	$—	$—	$8.3	$56.7
Aggregate projected benefit obligation	$2,754.4	$2,688.3	$0.2	$0.4	$32.0	$95.2
Aggregate accumulated benefit obligations	$2,636.0	$2,569.7	$0.2	$0.3	$28.8	$77.4

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2006 and 2005:

					Other
					Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)

Aggregate fair value of plan assets	$2,245.6	$2,103.5	$684.1	$552.7	$53.2	$57.3
Aggregate projected benefit obligation	$2,754.4	$2,688.3	$761.6	$639.4	$89.3	$95.8
Aggregate accumulated benefit obligations	$2,636.0	$2,569.7	$556.4	$457.3	$70.3	$78.0

The components of net periodic benefit costs (income) and special termination benefit charges for the years ended December 31, 2006, 2005 and 2004 are as follows:

							Other
							Non-U.S.
	U.S. Plans			U.K. Plans			Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Dollars in millions)

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Service cost	$44.9	$47.8	$38.5	$29.6	$23.9	$20.0	$4.3	$3.1	$2.4
Interest cost	155.4	148.2	148.1	33.6	30.0	25.2	5.0	4.5	3.9
Expected return on plan assets	(182.0)	(171.1)	(162.5)	(50.6)	(41.9)	(38.2)	(5.4)	(4.3)	(3.6)
Amortization of prior service cost	8.6	8.8	9.7	(1.0)	—	—	—	0.1	0.1
Amortization of actuarial (gain) loss	46.5	48.3	43.4	—	—	—	1.2	0.5	0.1

Gross periodic benefit cost (income)	73.4	82.0	77.2	11.6	12.0	7.0	5.1	3.9	2.9
Settlement (gain)/loss	0.3	—	—	—	—	0.4	2.5	—	—
Curtailment (gain)/loss	10.9	—	—	—	—	—	—	—	0.1

Net benefit cost (income)	$84.6	$82.0	$77.2	$11.6	$12.0	$7.4	$7.6	$3.9	$3.0

Special termination benefit charge	$—	$—	$0.1	$0.9	$3.0	$1.6	$—	$—	$—
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE YEARS ENDED DECEMBER 31
Discount rate 1/1-4/10	5.64%	5.875%	6.25%	4.75%	5.50%	5.75%	4.76%	5.75%	6.25%
Discount rate 4/11-5/18	6.01%	5.875%	6.25%	4.75%	5.50%	5.75%	4.76%	5.75%	6.25%
Discount rate 5/19-11/27	6.34%	5.875%	6.25%	4.75%	5.50%	5.75%	4.76%	5.75%	6.25%
Discount rate 11/28-12/31	6.34%	5.875%	6.25%	4.75%	5.50%	5.75%	4.74%	5.75%	6.25%
Expected long-term return on assets	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%	8.34%	8.50%	8.43%
Rate of compensation increase	3.63%	3.63%	3.63%	3.50%	3.50%	3.25%	3.34%	3.50%	3.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Two significant events occurred in the second quarter of 2006 which required remeasurement of plan obligations and assets for the U.S. pension plans. Assumptions were reevaluated at April 11, 2006 to remeasure plan obligations and assets in connection with the Company’s definitive agreement to divest the turbomachinery products business (which agreement was subsequently terminated). On May 19, 2006, pension assumptions were again reevaluated to remeasure plan obligations and assets due to the closure of the election period for the Retirement Choice Program as described below. This change in retirement benefits resulted in a curtailment charge of $10.9 million. The curtailment charge was based on the unrecognized prior service cost attributable to the employees who elected the new arrangement.

Additionally in the U.S. non-qualified pension plans, normal lump sums retirement payments were made resulting in a settlement charge of $0.3 million.

In one of the Company’s Canadian pension plans, the Company completed a partial wind-up of the plan on November 28, 2006. This wind-up included the settlement of a portion of the obligation and resulted in a settlement charge of $2.5 million.

The special termination benefit charge in the year ended December 31, 2004 relates primarily to the announced closure of a facility in the U.K. The special termination benefit charge in the years ended December 31, 2006 and 2005 related primarily to reductions in force in several businesses in the U.K.

U.S. Retirement Plan Changes in 2006

In the fourth quarter of 2005, the Company changed certain aspects of its U.S. qualified defined benefit pension plan and U.S. qualified defined contribution plan. Employees hired on and after January 1, 2006, would not participate in the Company’s qualified defined benefit plan (Goodrich Employees’ Pension Plan). These new employees received a higher level of company contribution in the Company’s qualified defined contribution plan (Goodrich Employees’ Savings Plan). New employees will receive a dollar for dollar match on the first 6% of pay contributed, plus an automatic annual employer contribution of 2% of pay. However, this 2% employer contribution is subject to a 3-year vesting requirement.

During the second quarter of 2006, persons employed by the Company as of December 31, 2005 and continuously thereafter employed, elected whether they wanted to continue with their current benefits in the defined benefit and defined contribution plans or freeze pension benefit service as of June 30, 2006 and receive a higher level of company contributions in the defined contribution plans. For those employees choosing the latter option, eligible pay after June 30, 2006 continued to be included in their final average earnings used to calculate their pension benefits. The Retirement Choice Program election period closed on May 19, 2006 and approximately 41% of the eligible employees chose the latter option with the enhanced company contribution to the defined contribution plans.

U.K. Pension Plan Funding

A new pension funding requirement became effective in the U.K. in April 2006, although it did not impact the Company’s contributions to the plan during 2006. Under the new requirement, the Trustees of the plan must reach agreement with the Company with respect to assumptions used to measure plan liabilities and the period of time over which to fund deficits. The Company and the Trustees of the Goodrich U.K. Pension Plan have reached agreement and the first valuation under this new requirement will be completed in early 2007. As with the legislative change in the U.S., the Company does not expect a material impact on the level of contributions that will be required to be made to the plan, other than to reduce some flexibility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed into law on August 17, 2006. The law significantly changed the rules used to determine minimum funding requirements for qualified defined benefit pension plans in the U.S. The funding targets contained in the law were generally consistent with the Company’s internal targets. However, the law requires a more mechanical approach to annual funding requirements and generally reduces short-term flexibility in funding.

Expected Pension Benefit Payments

Benefit payments for pensions, which reflect expected future service, as appropriate, are expected to be as follows:

			Other
Year	U.S. Plans	U.K. Plans	Non-U.S. Plans
	(Dollars in millions)

2007	$185.0	$8.0	$2.2
2008	188.2	9.4	2.6
2009	186.6	11.0	3.0
2010	194.2	12.9	3.5
2011	190.3	15.5	4.0
2012 to 2016	996.5	121.3	23.3

Asset Allocation and Investment Policy

U.S. Qualified Pension Plans

The Company’s U.S. qualified pension plans are underfunded at December 31, 2006. Approximately 75% of the plans’ liabilities related to retired and inactive employees. Annual benefit payments from the plans were $173 million in 2006 and 2005.

The Company’s asset allocation strategy for the plans is designed to balance the objectives of achieving high rates of return while reducing the volatility of the plans’ funded status and the Company’s pension expense and contribution requirements. The expected long-term rate of return for this portfolio is 9% per year.

During 2005, the plans divested approximately 1.2 million shares of Goodrich common stock. No Goodrich common stock was held directly by the plans at December 31, 2006 and 2005. Approximately $0.7 million in dividends were received by the plans during the year ended December 31, 2005.

The plans’ fixed income assets have a target duration of 100% to 150% of the plans’ liabilities and are designed to offset 30% to 60% of the effect of interest rate changes on the plans’ funded status. By investing in long-duration bonds, the plans are able to invest more assets in equities and real estate, which historically have generated higher returns over time, while reducing the volatility of the plans’ funded status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the U.S. Trust’s target asset allocation for 2007 and the actual asset allocations at December 31, 2006 and 2005.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2007	At December 31, 2006	At December 31, 2005

Equities – U.S. Large Cap	30-40%	36%	40%
Equities – U.S. Mid Cap	3-5%	4%	5%
Equities – U.S. Small Cap	3-5%	3%	4%
Equities – International	10-15%	13%	14%
Equities – Total	50-60%	56%	63%
Fixed Income – U.S.	30-40%	35%	29%
Real Estate	5-10%	9%	8%
Cash	0-1%	0%	0%
Total	100%	100%	100%

The majority of the assets of the portfolio are invested in U.S. and international equities, fixed income securities and real estate, consistent with the target asset allocation, and this portion of the portfolio is rebalanced to the target on a periodic basis. A portion of the assets, typically between 10% to 15%, is actively managed in a global tactical asset allocation strategy, where day-to-day allocation decisions are made by the investment manager based on relative expected returns of stocks, bonds and cash in the U.S. and various international markets. This global tactical asset allocation strategy also has a currency management component that is unrelated to the asset allocation positioning of the portfolio.

Tactical changes to the duration of the fixed income portfolio are also made periodically. The actual duration of the fixed income portfolio was approximately 13 years and 10 years at December 31, 2006 and 2005, respectively.

U.K. Pension Plan

The Company’s United Kingdom defined benefit pension plan consists almost entirely of active employees. Consequently, the primary asset allocation objective is to generate returns that, over time, will meet the future payment obligations of the plan without requiring material levels of cash contributions.

Since the plan’s obligations are paid in British Pounds Sterling, the plan invests approximately 62% of its assets in U.K.-denominated securities. Fixed income assets have a duration of about 14 years and are designed to offset approximately 10% to 15% of the effect of interest rate changes on the plan’s funded status. The assets of the plan are rebalanced to the target on a periodic basis.

The table below sets forth the plan’s target asset allocation for 2007 and the actual asset allocations at December 31, 2006 and 2005.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2007	At December 31, 2006	At December 31, 2005

Equities – U.K	35-37.5%	43%	40%
Equities – non-U.K	35-37.5%	37%	38%
Equities – Total	70-75%	80%	78%
Fixed Income – U.K	25-30%	20%	22%
Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

U.S. Qualified Pension Plans

The U.S. discount rate determined at December 31, 2006 and 2005 was based on a customized yield curve approach. The Company’s pension and postretirement benefit payment cash flows were each plotted against a U.S. yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rates were used to determine the benefit obligations as of December 31, 2006 and 2005.

The long-term asset return assumption for the U.S. plans is 9%. This assumption is based on an analysis of historical returns for equity, fixed income and real estate markets and the Company’s portfolio allocation as of December 31, 2006. Equity returns were determined by analysis of historical benchmark market data through 2005. Returns in each class of equity were developed from up to 79 years of historical data. The weighted average return of all equity classes was 11.2%. Real estate returns were determined using the ten year historical average returns for the primary real estate fund in the U.S. Trust. The resulting return was 13.4%. The return estimate for the fixed income portion of the trust portfolio is based on the average yield to maturity of the assets as of December 1, 2006 and was 5.3%. The fixed income portion of the portfolio is based on a long duration strategy. As a result, the yield on this portfolio may be higher than that of the typical fixed income portfolio in a normal yield curve environment.

The RP2000 mortality table with projected improvements for life expectancy through the year 2015 was used for determination of the benefit obligations as of December 31, 2006. The RP2000 mortality table was used for determination of the benefit obligations as of December 31, 2005.

U.K. Pension Plan

The Company has changed from a discount rate benchmarked to the iBoxx AA long-term high quality bond rate, which was used to determine the benefit obligations as of December 31, 2005. For December 31, 2006 the discount rate was determined based on cash flows from a benchmark plan with similar duration plotted against a yield curve. The Company’s U.K. pension cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds.

The long-term asset return assumption for the plan is 8.5%. This assumption is based on an analysis of historical returns for equity and fixed income securities denominated in British Pounds Sterling. Equity returns were determined by analysis of historical benchmark market data through 2005 based on 18 years of historical data. The weighted average return was approximately 10.9%. The return estimate for the fixed income portion of the portfolio is based on the average yield to maturity of the assets as of December 1, 2006 of approximately 4.4%.

Anticipated Contributions to Defined Benefit Plans and Trusts

During 2007, the Company expects to contribute $100 million to $125 million to its worldwide qualified and non-qualified pension plans.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. As of December 31, 2006 and December 31, 2005, respectively, $72 million and $74 million fair market value of assets were held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of the cash surrender value of split dollar life insurance policies, equities, fixed income securities and cash. The assets of the rabbi trust, which do not qualify as plan assets and, therefore, are not included in the tables in this note, are available to pay pension benefits to these individuals but are otherwise unavailable to the Company. The assets,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other than approximately $32 million and $33 million as of December 31, 2006 and December 31, 2005, respectively, which are assigned to certain individuals if benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

Defined Contribution Plans

In the U.S., the Company also maintains voluntary U.S. retirement savings plans for salaried and wage employees. Refer to “U.S. Retirement Plan Changes in 2006.” For the years ended December 31, 2006, 2005 and 2004, the cost was $31.9 million, $21.9 million and $20.1 million respectively. Company contributions include amounts related to employees of discontinued operations.

The Company also maintains defined contribution retirement plans for certain non-U.S. subsidiaries. For the years ended December 31, 2006, 2005 and 2004 the Company’s contributions were $2.8 million, $2.5 million and $2.4 million, respectively.

Postretirement Benefits Other Than Pensions

The following table sets forth the status of the Company’s defined benefit postretirement plans as of December 31, 2006 and 2005, and the amounts recorded in the Company’s Consolidated Balance Sheet. The postretirement benefits related to divested and discontinued operations retained by the Company are included in the amounts below.

	2006	2005
	(Dollars in millions)

Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$404.1	$431.2
Service cost	1.8	1.7
Interest cost	20.8	22.7
Amendments	0.1	—
Actuarial (gains) losses	25.5	(16.0)
Other(1)	(4.2)	—
Benefits paid	(32.0)	(35.5)

Projected benefit obligation at end of year	$416.1	$404.1

Weighted-Average Assumptions used to Determine Benefit Obligations as of December 31
Discount rate	5.79%	5.55%
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Company contributions	32.0	35.5
Benefits paid	(32.0)	(35.5)

Fair value of plan assets at end of year	$—	$—

Funded Status (Underfunded)	$(416.1)	$404.1

Unrecognized net actuarial (gain)/loss		67.8
Unrecognized prior service cost		(0.5)

Net amount recognized		$(336.8)

Amounts Recognized in the Balance Sheet Consist of:
Accrued expenses — current liability	$(37.0)	$(36.8)
Postretirement benefits other than pensions — non-current liability	(379.1)	(300.0)

Net liability recognized	$(416.1)	$(336.8)

Accumulated other comprehensive (income) loss — before tax	$90.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5% in 2013 and remain at that level thereafter.

	For the Year Ended
	December 31,
	2006	2005	2004
	(Dollars in millions)

Components of Net Periodic Benefit Cost (Income):
Service cost	$1.8	$1.7	$1.4
Interest cost	20.9	22.7	25.0
Amortization of prior service cost	(0.2)	(0.2)	(0.1)
Recognized net actuarial (gain) Loss	2.7	1.4	1.9

Periodic benefit cost (income)	25.2	25.6	28.2
Settlement (gain)/loss	—	—	—
Curtailment (gain)/loss	—	—	—

Net benefit cost (income)(1)	$25.2	$25.6	$28.2

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost
Discount rate	5.55%	5.875%	6.25%

(1)	The “Other” line item of $4.2 million in the change in projected benefit obligation includes revisions in the plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems business. The net periodic benefit cost for the year ended December 31, 2006 includes a non-recurring reduction of $3.2 million for the revision. The $3.2 million reduction of net periodic benefit cost consists of $0.4 million reduction to service cost, $1.2 million reduction to interest cost and $1.6 million reduction to the amortization of actuarial (gains) losses.

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate.

	One Percentage	One Percentage
	Point	Point
	Increase	Decrease
	(Dollars in millions)

Increase (Decrease) in
Total of service and interest cost components in 2006	$1.6	$(1.4)
Accumulated postretirement benefit obligation as of December 31, 2006	$29.5	$(26.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Postretirement Benefit Payments Other Than Pensions

Benefit payments for other postretirement obligations other than pensions, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Expected
	Employer	Medicare
Year	Payments	Subsidy	Net Payments
	(Dollars in millions)

2007	$39.7	$(2.8)	$36.9
2008	39.2	(2.8)	36.4
2009	39.6	(3.0)	36.6
2010	39.6	(3.0)	36.6
2011	39.3	(3.0)	36.3
2012 to 2016	181.6	(14.8)	166.8

NOTE 16.	Income Taxes

Income from continuing operations before income taxes as shown in the Consolidated Statement of Income consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Domestic	$359.1	$328.5	$160.8
Foreign	102.9	34.6	35.9

TOTAL	$462.0	$363.1	$196.7

A summary of income tax (expense) benefit from continuing operations in the Consolidated Statement of Income is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Current
Federal	$(14.8)	$(54.1)	$(3.5)
Foreign	(25.1)	(9.9)	(11.5)
State	(23.3)	0.6	2.7

	$(63.2)	$(63.4)	$(12.3)

Deferred
Federal	$61.9	$(66.7)	$(49.4)
Foreign	15.9	9.8	15.3
State	4.6	1.0	4.0

	$82.4	$(55.9)	$(30.1)

TOTAL	$19.2	$(119.3)	$(42.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred income tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in millions)

Deferred income tax assets
Pensions	$313.9	$214.6
Tax credit and net operating loss carryovers	150.6	138.0
Accrual for postretirement benefits other than pensions	134.0	128.4
Inventories	38.3	42.2
Other nondeductible accruals	72.8	89.1
Employee benefits plans	30.8	20.5
Other	72.1	62.1

Deferred income tax assets	812.5	694.9
Less: valuation allowance	(74.0)	(40.6)

Total deferred income tax assets	738.5	654.3

Deferred income tax liabilities
Tax over book depreciation	(191.8)	(197.8)
Tax over book intangible amortization	(244.5)	(199.9)
Tax over book interest expense	—	(94.0)
SFAS 133	(30.1)	(3.2)
Other	(46.8)	(64.6)

Total deferred income tax liabilities	(513.2)	(559.5)

NET DEFERRED INCOME TAX ASSET	$225.3	$94.8

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

At December 31, 2006, the Company had net operating loss and tax credit carryforward benefits of approximately $150.6 million. Of the $150.6 million total, approximately $118.6 million will expire in the years 2007 through 2027. The remaining $32 million are not subject to an expiration period. For financial reporting purposes a valuation allowance of $74 million was recognized to offset the deferred tax asset relating to those carryforward benefits. The net change in the total valuation allowance for the year ended December 31, 2006 was an increase of $33.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	2006		2005		2004
		(Dollars in		(Dollars in		(Dollars in
	%	Millions)%		Millions)%		Millions)

Income from operations before taxes		$462.0		$363.1		$196.7
Statutory federal income tax rate	35.0%		35.0%		35.0%
State and local taxes	3.0%	$13.9	0.4%	$1.3	0.7%	$1.3
Tax benefits related to export sales	(5.6)%	$(25.8)	(5.8)%	$(21.0)	(10.2)%	$(20.2)
Tax credits	(4.5)%	$(20.6)	(4.7)%	$(17.1)	—	—
Repatriation of non-U.S. earnings under the American Jobs Creation Act	—	—	1.4%	$5.3	—	—
Deemed repatriation of non-U.S. earnings	2.5%	$11.6	2.0%	$7.2	4.6%	$9.1
Differences in rates on foreign subsidiaries	(4.5)%	$(20.7)	(5.4)%	$(19.7)	(21.8)%	$(42.9)
Interest on potential tax liabilities	2.0%	$9.2	2.0%	$7.2	8.0%	$15.8
Tax settlements and other adjustments to tax reserves	(31.5)%	$(145.5)	6.4%	$23.1	3.8%	$7.4
Other items	(0.6)%	$(3.0)	1.6%	$5.8	1.5%	$3.0

Effective income tax rate	(4.2)%		32.9%		21.6%

In accordance with SFAS 109 and APB No. 23, “Accounting for Income Taxes — Special Areas,” the Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $312 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the potential liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

In accordance with SFAS 5, the Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of January 1, 2006, the Company had tax contingency reserves of approximately $325.6 million. During 2006, the Company recorded a net benefit of $98.9 million (net of adjustments for state and foreign settlements), made payments of $50.7 million and had a $3 million reduction of other items including translation. As of December 31, 2006, the Company has recorded tax contingency reserves of approximately $173 million. The contingencies that comprise the reserves are more fully described in Note 18, “Contingencies”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Supplemental Balance Sheet Information

As of December 31, balances for the accounts receivable allowance for doubtful accounts were as follows:

			Foreign
	Balance	Charged	Currency	Write-Off	Balance
	Beginning	to	Translation	of Doubtful	at end
	of Year	Expense	and Other	Accounts	of Year
	(Dollars in millions)

Receivable Allowance
Short-Term	$23.5	$1.9	$0.6	$(6.2)	$19.8
Long-Term(1)	30.9	—	—	(1.7)	29.2

Year ended December 31, 2006	$54.4	$1.9	$0.6	$(7.9)	$49.0

Short-Term	$21.8	$6.2	$(0.2)	$(4.3)	$23.5
Long-Term(1)	30.9	—	—	—	30.9

Year ended December 31, 2005	$52.7	$6.2	$(0.2)	$(4.3)	$54.4

Short-Term	$27.9	$5.7	$—	$(11.8)	$21.8
Long-Term(1)	65.7	—	—	(34.8)	30.9

Year ended December 31, 2004	$93.6	$5.7	$—	$(46.6)	$52.7

(1)	Long-term allowance is related to the Company’s notes receivable in other assets from a receivable obligor.

As of December 31, balances for property, plant and equipment and allowances for depreciation were as follows:

	2006	2005
	(Dollars in millions)

Property, Plant and Equipment-net
Land	$72.9	$70.0
Buildings and improvements	737.5	690.0
Machinery and equipment	1,819.8	1,591.4
Construction in progress	168.5	178.9

	2,798.7	2,530.3
Less allowances for depreciation	(1,471.0)	(1,336.0)

TOTAL	$1,327.7	$1,194.3

Property included assets acquired under capital leases, principally buildings, machinery and equipment of $23.1 million and $21.9 million at December 31, 2006 and 2005, respectively. Related allowances for depreciation were $8.5 million and $7.2 million at December 31, 2006 and 2005, respectively. Depreciation expense totaled $167.9 million, $158.7 million and $162.3 million during the years ended December 31, 2006, 2005 and 2004, respectively. Interest costs capitalized during 2006, 2005 and 2004 from continuing operations totaled $4.6 million, $1.4 million and $0.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, accrued expenses consisted of the following:

	2006	2005
	(Dollars in millions)

Accrued Expenses
Wages, vacations, pensions and other employment costs	$260.1	$240.8
Deferred revenue	196.1	156.5
Warranties	57.5	61.0
Postretirement benefits other than pensions	37.0	36.8
Taxes other than federal and foreign income taxes	26.5	20.3
Accrued interest	14.7	18.9
Accrued environmental liabilities	17.7	18.3
Restructuring and consolidation	4.0	6.7
Other	205.4	205.6

TOTAL	$819.0	$764.9

For the year ended December 31, total comprehensive income consisted of the following:

	2006	2005
	(Dollars in millions)

Comprehensive Income
Net income	$482.1	$263.6
Other comprehensive income, net of tax:
Unrealized foreign currency translation gains (losses) during period	113.2	(77.5)
Pension liability adjustments during the period — pre SFAS 158	56.8	(36.0)
Gain (loss) on cash flow hedges	48.5	(65.8)

TOTAL	$700.6	$84.3

Accumulated other comprehensive income (loss) as of December 31, consisted of the following:

	2006	2005
	(Dollars in millions)

Accumulated Other Comprehensive Income (Loss)
Cumulative unrealized foreign currency translation gains	$248.4	$135.2
Pension/OPEB liability adjustments	(563.6)	(424.1)
Accumulated gain on cash flow hedges	54.4	5.9

TOTAL	$(260.8)	$(283.0)

The minimum pension liability amounts above are net of deferred taxes of $341.8 million and $247.8 million in 2006 and 2005, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $30.1 million and $3.2 million in 2006 and 2005, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Fair Values of Financial Instruments

The Company’s accounting policies with respect to financial instruments are described in Note 1, “Significant Accounting Policies”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of the Company’s significant balance sheet financial instruments and their fair values are presented below as of December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in millions)

Long-term debt	$1,723.1	$1,867.7	$1,743.8	$1,902.6

Derivative financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Contract/		Contract/
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in millions)

Interest rate swaps	$193.0	$(2.6)	$150.0	$(4.4)
Foreign currency forward contracts	$1,639.4	$85.2	$1,148.4	$8.7

Guarantees

The Company extends financial and product performance guarantees to third parties.

As of December 31, 2006, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)

Environmental remediation indemnification (Note 18 “Contingencies”)	No limit	$13.9
Financial Guarantees:
Debt and lease payments	$2.1	$—
Residual value on leases	$32.7	$—

Guarantees subsequent to the adoption of FIN 45 are recorded at fair value.

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

Residual Value on Leases

Residual value on leases primarily relates to corporate aircraft pursuant to which the Company is obligated to either purchase or remarket the aircraft at the end of the lease term. The residual values were established at lease inception. The lease is automatically extended each month unless thirty days notice is provided. One of the leases can be extended through 2011 and the other can be extended through 2012.

Service and Product Warranties

The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical warranty and service claim experience in accordance with SFAS 5. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

The changes in the carrying amount of service and product warranties, in millions of dollars, are as follows:

Balance at December 31, 2004	$165.8
Net provisions for warranties issued during the year	58.1
Net provisions for warranties existing at the beginning of the year	0.6
Payments	(54.4)
Foreign currency translation	(7.7)

Balance at December 31, 2005	162.4
Net provisions for warranties issued during the year	49.5
Net (benefit) provisions for warranties existing at the beginning of the year	(1.5)
Payments	(60.3)
Foreign currency translation	10.2

Balance at December 31, 2006	$160.3

As of December 31, the current and long-term portions of service and product warranties were as follows:

	2006	2005
	(Dollars in millions)

Short-term liabilities	$57.5	$61.0
Long-term liabilities	102.8	101.4

TOTAL	$160.3	$162.4

Note 18.	Contingencies

General

There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, arising from the ordinary course of business, including commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flow. From time to time, the Company is also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are generally expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $74.3 million and $81 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, $17.7 million and $18.3 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At December 31, 2006 and 2005, $31 million and $31.4 million, respectively, was associated with ongoing operations and $43.3 million and $49.6 million, respectively, was associated with businesses previously disposed of or discontinued.

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

Insurance Coverage

The Company believes that it has substantial insurance coverage available to it related to third party claims against the Company. However, the pre-1976 primary layer of insurance coverage was provided by the Kemper Insurance Companies (Kemper). Kemper has indicated that, due to capital constraints and downgrades from various rating agencies, it has ceased underwriting new business and now focuses on administering policy commitments from prior years. Kemper has also indicated that it is currently operating under a “run-off” plan under the supervision of the Illinois Division of Insurance. The Company cannot predict the impact of Kemper’s financial position on the availability of the Kemper insurance.

In addition, a portion of the Company’s primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent or undergoing solvent schemes of arrangement. The Company has entered into settlement agreements with a number of these insurers pursuant to which the Company agreed to give up its rights with respect to certain insurance policies in exchange for negotiated payments, some of which are subject to increase under certain circumstances. These settlements represent negotiated payments for the Company’s loss of insurance coverage, as it no longer has insurance available for claims that may have qualified for coverage. These settlements have been recorded as income for reimbursement of past claim payments under the settled insurance policies and as a deferred settlement credit for future claim payments.

At December 31, 2006, the deferred settlement credit was approximately $38 million for which $2.8 million is reported in accrued expenses and $35.2 million was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees

At December 31, 2006, the Company had an outstanding contingent liability for guarantees of debt and lease payments of $2.1 million, letters of credit and bank guarantees of $54.2 million and residual value of lease obligations of $32.7 million. See Note 14, “Lease Commitments” and Note 13, “Financing Arrangements”.

Aerostructures Long-Term Contracts

The aerostructures business has several long-term contracts in the pre-production and early production phases (e.g., Boeing 787, Airbus A380 and A350 XWB). The pre-production phase includes design of the product to meet customer specifications as well as design of the manufacturing processes to manufacture the product. Also involved in this phase is securing supply of material and subcomponents produced by third party suppliers that are generally accomplished through long-term supply agreements. In addition to these factors, contracts in the early production phase include excess-over-average inventories, which represent the excess of current manufactured cost over the estimated average manufactured cost over the life of the contract. Cost estimates over the life of the contract are affected by estimates of future cost reductions including learning curve. Because these contracts cover periods of up to 20 years or more, there is risk that estimates of future costs made during the pre-production and early production phases will be different from actual costs and that difference could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax

The Company is continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109) and SFAS 5, the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. Differences between the reserves for tax contingencies and the amounts ultimately owed by the Company are recorded in the period they become known. Adjustments to the Company’s reserves could have a material effect on the Company’s financial statements. As of December 31, 2006, the Company had recorded tax contingency reserves of approximately $173 million.

In 2000, Coltec, a former subsidiary of the Company, paid $113.7 million to the IRS. This payment represented the tax and accrued interest arising out of the IRS’s disallowance of a capital loss and certain tax credits relating to Coltec’s 1996 tax year. On February 13, 2001, Coltec filed suit against the U.S. Government in the U.S. Court of Federal Claims for a refund of this payment. The case went to trial, and on November 2, 2004, the trial court ruled in favor of Coltec. During 2005, the government appealed the decision to the U.S. Court of Appeals for the Federal Circuit. The appeals court reversed the decision of the trial court on July 12, 2006. On August 2, 2006, the Company paid the tax and accrued interest relating to subsequent years of approximately $57 million to the IRS. On November 8, 2006, Coltec filed a petition for a writ of certiorari with the Supreme Court of the United States asking the Court to review the decision of the appeals court. On February 20, 2007 the Supreme Court of the United States denied Coltec’s petition. Coltec does not owe any additional federal income tax or interest with respect to these matters for the years 1996 through 2000. There is no financial statement effect since all related impacts for this case were previously recorded.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), a subsidiary of the Company, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. The Company previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the Joint Committee on Taxation (JCT). On March 15, 2006, the Company received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $74.1 million, primarily related to the reversal of tax reserves, during the year ended December 31, 2006.

The current IRS examination cycle began on September 29, 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. Based on communications with the IRS team, the Company expects the field examination of the current cycle to be completed during 2007. The prior examination cycle which began in March 2002, includes the consolidated income tax groups in the audit periods identified below:

Rohr, Inc. and Subsidiaries	July, 1995 — December, 1997 (through date of acquisition)
Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were numerous tax issues that had been raised by the IRS as part of the prior examination, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. The IRS and the Company previously reached tentative settlement agreements on substantially all of the issues raised with respect to the prior examination cycle. Due to the amount of tax involved, certain portions of the tentative settlement agreements were required to be reviewed by the JCT. The Company received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the year ended December 31, 2006. In addition to the JCT approvals with regard to Rohr, the Company reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, the Company recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves, during the year ended December 31, 2006. During the year ended December 31, 2006, the Company reached final settlement with the IRS on substantially all of the issues relating to the Goodrich Corporation and Subsidiaries 1998-1999 examination cycle. As a result, the Company recorded a benefit of approximately $13.5 million, primarily related to the reversal of tax reserves. The Company anticipates filing a petition with the U.S. Tax Court to contest the remaining unresolved issues which involve the proper timing of certain deductions. The amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of the remaining issues.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $20 million as of December 31, 2006. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10 million as of December 31, 2006. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $20 million of interest or $10 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in late 2007 or early 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Derivatives and Hedging Activities

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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Consolidated Balance Sheet at fair value with the offset reflected in accumulated other comprehensive income (loss), net of deferred taxes. The notional value of the forward contracts at December 31, 2006 was $1,639.4 million. The fair value of the forward contracts at December 31, 2006, was a net asset of $85.2 million, including:

•	$50.7 million recorded as a current asset in prepaid expenses and other assets; and

•	$46.2 million recorded as a non-current asset in other assets; partially offset by,

•	$3.8 million recorded as a current liability in accrued expenses; and

•	$7.9 million recorded as a non-current liability in other non-current liabilities.

The total fair value of the Company’s forward contracts of $85.2 million (before deferred taxes of $29.9 million) at December 31, 2006, combined with $0.9 million of gains on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in accumulated other comprehensive income (loss) and will be reflected in income as earnings are affected by the hedged items. As of December 31, 2006, the portion of the $86.1 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $46.9 million. These forward contracts mature on a monthly basis with maturity dates that range from January 2007 to December 2010. During the year ended December 31, 2006, hedge ineffectiveness of $0.6 million was recorded in other income (expense) — net. There was a negligible amount of ineffectiveness during the year ended December 31, 2005.

In June 2006, the Company entered into treasury locks and reverse treasury locks in connection with its long-term debt exchange offers. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the treasury locks were accounted for as cash flow hedges. The Company entered into $288.5 million of treasury locks to offset changes in the issue price of the 6.29% notes due 2016 and entered into $288.5 million of reverse treasury locks to offset changes in the exchange prices of the 7.5% notes due in 2008, 6.45% notes due in 2008 and 6.6% notes due in 2009 due to movements in treasury rates prior to the exchange date. The Company paid $0.3 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the year ended December 31, 2006 and will be amortized over the life of the 6.29% notes due 2016. In June 2006, the Company also entered into $235.5 million of treasury locks to offset changes in the issue price of the 6.8% notes due 2036 and entered into $235.5 million of reverse treasury locks to offset changes in the exchange price of the 7.625% notes due in 2012 due to movements in treasury rates prior to the exchange date. The Company paid $1.9 million in cash to settle the locks, and the amount was recorded in accumulated other comprehensive income during the year ended December 31, 2006 and will be amortized over the life of the 6.8% notes due 2036.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The Company has the following interest rate swaps outstanding as of December 31, 2006:

•	A $43 million fixed-to-floating interest rate swap on the 6.45% notes due in 2008;

•	Two $50 million fixed-to-floating interest rate swaps on the 7.5% notes due in 2008; and

•	A $50 million fixed-to-floating interest rate swap on the 6.29% notes due in 2016.

In September 2006, the Company entered into a $50 million fixed to floating interest rate swap on the 6.29% senior notes due in 2016. The purpose of entering into this swap was to increase the exposure to variable interest rates. The settlement and maturity dates on the swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swap was accounted for as a fair value hedge and the carrying value of the notes has been adjusted to reflect the fair value of the interest rate swap.

In June 2006, the Company terminated $7 million of a $50 million fixed-to-floating interest rate swap on its 6.45% notes due in 2008 in connection with its long-term debt exchange offers. The Company paid $0.3 million in cash to terminate this portion of the interest rate swap, which was recorded as an expense in other income (expense) — net during the year ended December 31, 2006. This portion of the interest rate swap was terminated so that the outstanding notional amount of the fixed-to-floating interest rate swap would match the outstanding principal amount, subsequent to the exchange, of the 6.45% notes due in 2008.

The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps were accounted for as fair value hedges and the carrying value of the notes were adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a net liability/(loss) of $2.6 million at December 31, 2006.

Other Forward Contracts

As a supplement to the foreign exchange cash flow hedging program, the Company enters into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Since these contracts are not designated as hedges, the gains or losses on these forward contracts are recorded in cost of sales. These contracts are utilized to mitigate the earnings impact of the translation of net monetary assets and liabilities. Under this program, as of December 31, 2006, the Company had forward contracts with a notional value of $63.1 million to buy Great Britain Pounds Sterling, forward contracts with a notional value of $120.7 million to buy Euros and forward contracts with a notional value of $11 million to buy Canadian Dollars.

During the year ended December 31, 2006, the Company recorded a transaction loss on its monetary assets of approximately $19 million, which was partially offset by gains on the forward contracts described above of approximately $6 million. During the year ended December 31, 2005, the Company recorded a transaction gain on its monetary assets of approximately $21 million, which was partially offset by losses on the forward contracts described above of approximately $17 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Supplemental Cash Flow Information

The following table sets forth other cash flow information including acquisitions accounted for under the purchase method.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Estimated fair value of tangible assets acquired	$—	$31.3	$—
Goodwill and identifiable intangible assets acquired	—	48.3	—
Cash paid	—	(67.0)	(0.5)

Liabilities assumed (extinguished)	$—	$12.6	(0.5)

Interest paid (net of amount capitalized)	$129.9	$129.4	$142.8
Income taxes paid (refunds received), net	$113.8	$52.1	$31.7

Interest and income taxes paid include amounts related to discontinued operations.

Note 21.	Preferred Stock

There are 10,000,000 authorized shares of Series Preferred Stock — $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 2006, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

Cumulative Participating Preferred Stock — Series F

The Company has 200,000 shares of Junior Participating Preferred Stock — Series F — $1 par value Series F Stock authorized at December 31, 2006. Series F Stock has preferential voting, dividend and liquidation rights over the Company’s common stock. At December 31, 2006, no Series F Stock was issued or outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 22.	Common Stock

During 2006, 2005 and 2004, 2.314 million, 4.018 million and 1.444 million shares, respectively, of authorized but unissued shares of common stock were issued under the 2001 Equity Compensation (Plan) and other employee share-based compensation plans.

The Company acquired 0.469 million, 0.055 million and 0.026 million shares of treasury stock in 2006, 2005, and 2004, respectively.

As of December 31, 2006, there were 12.4 million shares of common stock reserved for issuance under outstanding and future awards pursuant to the 2001 Stock Option Plan and other employee share-based compensation plans.

During 2006, the Board of Directors of the Company approved a program that authorizes the Company to repurchase up to $300 million of the Company’s common stock. The primary purpose of the program is to reduce dilution to existing shareholders from the Company’s share-based compensation plans. While no time limit was set for completion of the program, the Company expects repurchases to occur over a three year period. Repurchases under the program, which could aggregate to approximately 6% of the Company’s outstanding common stock, may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. During 2006, the Company repurchased 400,000 shares of the Company’s common stock under the program for approximately $18 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Share-Based Compensation

SFAS 123(R) was issued on December 16, 2004, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. The Company adopted the SFAS 123 fair value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective transition method.

At December 31, 2006, the Company has seven types of share-based compensation awards, which are described below. Because the Company adopted the accounting provisions of SFAS 123 effective January 1, 2004, the compensation cost recognized in accordance with SFAS 123 during the years ended December 31, 2004 and 2005 was consistent with the cost that would have been recorded under SFAS 123(R), except for the following differences:

•	SFAS 123(R) requires entities to apply the same attribution method to all awards subject to graded vesting. The Company has two types of share-based compensation awards that are subject to graded vesting: stock options and restricted stock units. In the years prior to January 1, 2006, stock options were accounted for under the straight-line attribution method and restricted stock units were accounted for under the accelerated attribution method. Effective upon the adoption of SFAS 123(R), the Company made a policy election to apply the straight-line method to all share-based awards that are subject to graded vesting. During the year ended December 31, 2005, expense of $10.7 million was recognized on restricted stock units as compared to $7.6 million if the straight-line method was used. The incremental expense recorded in 2005 as compared to the straight-line method was $3.1 million ($1.9 million after tax, or $0.02 per diluted share). During the year ended December 31, 2004, expense of $4.4 million was recognized on restricted stock units as compared to $3.2 million if the straight-line method was used. The incremental expense recorded in 2004 compared to the straight-line method was $1.2 million ($0.7 million after tax, or $0.01 per diluted share).

•	The Company previously accounted for forfeitures as they occurred. In accordance with SFAS 123(R), the Company is required to estimate forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Effective January 1, 2006, the Company recorded income of $1.8 million ($1.1 million after tax, or $0.01 per diluted share) to adjust previously recognized compensation cost as a cumulative effect of a change in accounting on unvested awards to the amount of compensation cost recognized had forfeitures been estimated.

•	In accordance with SFAS 123, the Company previously recorded compensation cost on performance unit awards using the intrinsic-value method. However, SFAS 123(R) requires liability awards to be accounted for using the fair value method. One-half of the Company’s performance unit awards have a market condition, which must be considered in the determination of fair value. Effective January 1, 2006, the Company recorded expense of $0.9 million ($0.5 million after tax) to adjust previously recognized compensation cost on vested performance unit awards to the amount of compensation recognized had the fair value of the awards been recorded prior to the adoption of SFAS 123(R). This amount was recorded as a cumulative effect of a change in accounting.

•	During the years ended December 31, 2005 and 2004, $14.8 million and $3.5 million, respectively, of realized tax benefits on non-qualified options and restricted shares were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported in net cash provided by operating activities. These amounts represent the net tax benefits that were in excess of recorded compensation expense, which are recorded in additional paid-in capital. In accordance with SFAS 123(R), the tax benefits in excess of pro forma compensation expense are reclassified to net cash used in financing activities. Pro forma compensation expense is calculated using the fair value of options as if the accounting provisions of SFAS 123 had been applied since the January 1, 1995 effective date. Accordingly, $5 million is now recorded in net cash used in financing activities during the year ended December 31, 2006. The realized net tax benefit that was recorded in additional paid-in capital and based on actual compensation expense, totaled $8.6 million during the year ended December 31, 2006.

•	In accordance with SFAS 123(R), recognition of compensation expense on grants made subsequent to January 1, 2006 to retirement eligible individuals begins on the date the grants are approved since no future substantive service is required. Grants to individuals who will become retirement eligible prior to the normal vesting date will be expensed over the requisite service period (i.e., from the grant date through date of retirement eligibility). Compensation expense related to grants prior to the adoption of SFAS 123(R) will continue to be recognized over the explicit vesting period, which is generally three or five years, with acceleration of any remaining unrecognized compensation cost when an employee actually retires. As a result of applying these provisions of SFAS 123(R), compensation expense of approximately $22 million ($14 million after tax, or $0.11 per diluted share) was recognized during the year ended December 31, 2006, which was comprised of the following:

–	Approximately $12 million ($8 million after tax, or $0.06 per diluted share) related to accelerated expense for 2006 grants to individuals who were retirement eligible on the grant date or who will become retirement eligible in advance of the normal vesting date. This compares to approximately $4 million of expense ($2 million after tax, or $0.02 per diluted share) if the previous method was used.

–	Approximately $10 million ($6 million after tax, or $0.05 per diluted share) related to accelerated expense for 2007 grants to individuals who were retirement eligible on the December 2006 approval date. Under SFAS 123, this expense would have been recognized beginning in 2007.

The compensation cost recorded for share-based compensation plans during the year ended December 31, 2006 totaled $57.1 million ($35.8 million after tax, or $0.28 per diluted share) as compared to $33.3 million ($21.7 million after tax, or $0.18 per diluted share) during the year ended December 31, 2005 and $21.7 million ($15.8 million after tax, or $0.13 per diluted share) during the year ended December 31, 2004. The increase of $23.8 million from 2005 to 2006 was primarily driven by approximately $18 million of incremental compensation expense during 2006 as a result of recognizing an accelerated portion of the total compensation expense on awards granted to employees who are retirement eligible or will become retirement eligible prior to the normal vesting date.

The total income tax benefit recognized in the income statement for share-based compensation awards was $21.3 million, $11.6 million and $5.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. There was no compensation cost related to share-based plans capitalized as part of inventory and fixed assets during the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, total compensation cost related to nonvested share-based compensation awards not yet recognized totaled $36.9 million, which is expected to be recognized over a weighted-average period of 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company administers the Goodrich Equity Compensation Plan (the Plan) as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance shares, restricted stock awards, restricted stock units and several other equity-based compensation awards. Currently, the Plan, which will expire on April 17, 2011, unless renewed, makes 11,000,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 17, 2001 for future awards under the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 1999 Stock Option Plan awards as of April 17, 2001 that are not issued or otherwise are returned to the Company after that date. Historically, the Company has issued shares upon exercise of options or vesting of other share-based compensation awards. During the year ended December 31, 2006, the Company only repurchased shares to the extent required to meet the minimum statutory tax withholding requirements.

Stock Options

Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3% after one year, 66 2/3% after two years and 100% after three years. Expense related to options granted to retirement eligible individuals begins on the date the grants are approved since no future substantive service is required. Options granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible because the awards are earned upon retirement from the Company. Compensation expense for options granted to employees who are not retirement eligible is recognized on a straight-line basis over three years. The term of each stock option cannot exceed 10 years from the date of grant. All options granted under the Plan have an exercise price that is not less than 100% of the market value of the stock on the date of grant, as determined pursuant to the plan. Dividends are not paid or earned on stock options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton formula. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options giving consideration to the contractual terms, vesting schedules and expectations of future employee exercise behavior. The Company does not issue traded options. Accordingly, the Company uses historical volatility instead of implied volatility. The historical volatility is calculated over a term commensurate with the expected term of the options. The risk-free rate during the option term is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the expected annual dividends during the term of the options divided by the fair value of the stock on the grant date. The fair value for options issued during the years ended December 31, 2006, 2005 and 2004 was based upon the following weighted-average assumptions:

	2006	2005	2004

Risk-free interest rate (%)	4.3	4.0	4.1
Dividend yield (%)	2.0	2.6	3.3
Volatility factor (%)	36.1	40.6	44.5
Weighted-average expected life of the options (years)	5.5	7.0	7.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity during the year ended December 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at January 1, 2006	6,951.7	$30.85
Granted	711.9	40.21
Exercised	(1,949.3)	30.75
Forfeited or expired	(38.7)	35.54

Outstanding at December 31, 2006	5,675.6	$32.02	5.2 years	$77.1

Vested or expected to vest(1)	5,675.2	$32.00	5.2 years	$76.9

Exercisable at December 31, 2006	4,358.9	$30.73	4.3 years	$64.8

(1)	Represents outstanding options reduced by expected forfeitures.

As of December 31, 2006, the compensation expense related to nonvested options not yet recognized totaled $6.2 million. The weighted-average grant date fair value of options granted was $13.44, $11.79 and $11.06 per option during the years ended December 31, 2006, 2005 and 2004, respectively.

During the year ended December 31, 2006, the amount of cash received from exercise of stock options totaled $59.2 million and the tax benefit realized from stock options exercised totaled $8.9 million. The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $26.7 million, $48.7 million and $9.8 million, respectively.

Restricted Stock Units

Generally, 50% of the Company’s restricted stock units vest and are converted to stock at the end of the third year, an additional 25% at the end of the fourth year and the remaining 25% at the end of the fifth year. In certain circumstances, the vesting term is three years. Expense related to restricted stock units granted to retirement eligible individuals begins on the date the grants are approved since no future substantive service is required. Restricted stock units granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible because the awards vest immediately upon retirement. Compensation expense for restricted stock units granted to employees who are not retirement eligible is recognized on a straight-line basis over the vesting period. Cash dividend equivalents are paid to participants each quarter. Dividend equivalents paid on units expected to vest are recognized as a reduction in retained earnings.

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during 2006, 2005 and 2004 was $40.49, $32.46 and $30.67 per unit, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s restricted stock units as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant date
	Shares	Fair Value
	(In thousands)

Nonvested at January 1, 2006	1,095.1	$31.55
Granted	595.4	40.48
Vested	(92.6)	33.49
Forfeited	(40.6)	33.86

Nonvested at December 31, 2006	1,557.3	34.78

As of December 31, 2006, there was $21.5 million of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of units vested during the years ended December 31, 2006 and 2005 was $3.6 million and $2.1 million, respectively. No units vested during the year ended December 31, 2004. The tax benefit realized from vested restricted stock units totaled $1.4 million during the year ended December 31, 2006.

Restricted Stock Awards

Restricted stock awards have not been granted since the year ended December 31, 2004. As of December 31, 2006, 4,200 awards were nonvested. There is a negligible amount of unrecognized compensation expense related to these shares. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $2.3 million and $1.7 million, respectively. The total fair value of shares vested during the year ended December 31, 2004 was negligible. The tax benefit realized from vested restricted stock awards totaled $0.9 million during the year ended December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of performance share unit activity during the year ended December 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Fair	Contractual	Aggregate
	Shares	Value	Term	Fair Value
	(In thousands)			(In millions)

Outstanding at January 1, 2006	682.4	$39.51
Units granted, dividends reinvested and additional shares due to performance condition	388.7	42.90
Converted and paid out	(313.7)	32.20
Forfeited	(42.9)	46.48

Outstanding at December 31, 2006	714.5	$45.61	1.0 years	$32.4

Vested or expected to vest(1)	640.8	$45.10	1.0 years	$28.9

(1)	Represents outstanding units reduced by expected forfeitures.

As of December 31, 2006, the total compensation cost related to nonvested performance units not yet recognized totaled $9.2 million. The weighted-average grant date fair value of units granted was $46.21 per unit during the year ended December 31, 2006, $32.43 per unit during the year ended December 31, 2005 and $30.53 per unit during the year ended December 31, 2004. The total payments during the years ended December 31, 2006, 2005 and 2004 approximated $10.1 million, $3.7 million and $0.9 million, respectively.

Employee Stock Purchase Plan

The Company administers the Employee Stock Purchase Plan. Employees with two months of continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $12,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time, cancel their payroll deduction authorizations and have the balance in their stock purchase right account applied to the purchase of shares or have the amount refunded. The offering period begins on January 1, or July 1 for new employees, and ends on December 31 of each year. The stock purchase rights are used to purchase the common stock of the Company at the lesser of: (i) 85% of the fair market value of a share as of the grant date applicable to the participant or (ii) 85% of the fair market value of a share as of the last day of the offering period. The fair market value of a share is defined as the average of the closing price per share as reflected by composite transactions on the New York Stock Exchange throughout a period of ten trading days ending on the determination date. Dividends are not paid or earned on stock purchase rights.

The fair value of the stock purchase rights are calculated as follows: 15% of the fair value of a share of nonvested stock and 85% of the fair value of a one-year share option. The fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a one-year share option was estimated at the date of grant using the Black-Scholes-Merton formula and the following assumptions:

	2006	2005	2004

Risk-free interest rate(%)	4.4	2.8	1.3
Dividend yield(%)	2.0	2.6	3.3
Volatility factor(%)	34.9	40.6	44.5
Weighted-average expected life of the option (years)	1.0	1.0	1.0

During the years ended December 31, 2006, 2005 and 2004, the weighted-average grant date fair value of rights granted was $10.91, $9.00 and $9.29, respectively. The total intrinsic value of rights exercised during the years ended December 31, 2006, 2005 and 2004 was $3.3 million, $1.6 million and $5.4 million, respectively. The annual employee contributions under the plan totaled $7.8 million and $6.9 million during the years ended December 31, 2006 and 2005, respectively. The 2005 contributions were used to purchase stock during the year ended December 31, 2006.

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

The phantom shares outstanding are recorded at fair market value on each reporting date. At December 31, 2006, the intrinsic value totaled $5.9 million on approximately 129,000 phantom shares outstanding, reflecting a per share fair value of $45.59. At December 31, 2005, the intrinsic value totaled $4.7 million on approximately 115,000 phantom shares outstanding, reflecting a per share fair value of $41.10. At December 31, 2004, the intrinsic value totaled $3.4 million on approximately 105,000 phantom shares outstanding, reflecting a per share fair value of $32.63. Cash payments during the years ended December 31, 2006, 2005 and 2004 totaled $51,000, $267,000 and $278,000, respectively.

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

The shares outstanding under the plan are recorded at the grant date fair value, which is the fair value of the common stock of the Company on the date the deferred fees would ordinarily be paid in cash. At December 31, 2006, approximately 101,000 shares were outstanding. The weighted-average grant date fair value per share was $42.99, $35.63 and $29.94 during the years ended December 31, 2006, 2005 and 2004, respectively. There were no awards converted to shares under this plan during the year ended December 31, 2006.

QUARTERLY FINANCIAL DATA (UNAUDITED)(1)

	2006 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in millions, except per share amounts)

BUSINESS SEGMENT SALES
Engine Systems	$610.5	$634.6	$582.5	$627.7	$528.1	$565.8	$567.3	$576.4
Airframe Systems	470.3	488.6	481.1	510.6	442.7	464.0	475.2	472.3
Electronic Systems	343.0	360.0	372.4	397.0	304.7	322.9	328.0	349.1

TOTAL SALES	$1,423.8	$1,483.2	$1,436.0	$1,535.3	$1,275.5	$1,352.7	$1,370.5	$1,397.8

GROSS PROFIT(2)	$379.9	$395.2	$393.1	$419.0	$345.8	$362.2	$360.6	$364.4

OPERATING INCOME
Engine Systems	$118.7	$128.9	$116.2	$107.2	$90.5	$108.8	$104.1	$96.4
Airframe Systems	14.3	28.0	30.8	24.4	27.8	10.8	16.1	21.3
Electronic Systems	36.9	45.8	50.4	59.7	32.3	37.7	37.2	38.7
Corporate	(27.2)	(34.8)	(23.0)	(30.9)	(20.5)	(21.2)	(22.0)	(24.7)

TOTAL OPERATING INCOME	$142.7	$167.9	$174.4	$160.4	$130.1	$136.1	$135.4	$131.7

INCOME FROM
Continuing Operations	$200.3	$81.1	$100.8	$99.0	$56.8	$62.4	$60.6	$64.0
Discontinued Operations	0.6	(0.1)	(0.1)	(0.1)	0.7	13.3	0.2	5.6
Cumulative Effect of Change in Accounting	0.6	—	—	—	—	—	—	—

NET INCOME	$201.5	$81.0	$100.7	$98.9	$57.5	$75.7	$60.8	$69.6

Basic Earnings Per Share(3)
Continuing Operations	$1.62	$0.65	$0.81	$0.79	$0.47	$0.52	$0.50	$0.52
Discontinued Operations	—	—	—	—	0.01	0.11	—	0.05
Cumulative Effect of Change in Accounting	0.01	—	—	—	—	—	—	—

Net Income	$1.63	$0.65	$0.81	$0.79	$0.48	$0.63	$0.50	$0.57

Diluted Earnings Per Share(3)
Continuing Operations	$1.59	$0.64	$0.80	$0.78	$0.46	$0.51	$0.49	$0.51
Discontinued Operations	—	—	—	—	0.01	0.10	—	0.05
Cumulative Effect of Change in Accounting	0.01	—	—	—	—	—	—	—

Net Income	$1.60	$0.64	$0.80	$0.78	$0.47	$0.61	$0.49	$0.56

(1)	The historical amounts presented above have been restated to present the Company’s former Test Systems business as discontinued operations.

(2)	Gross profit represents sales less cost of sales.

(3)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to rounding.

First Quarter 2006

The first quarter of 2006 included $22.4 million for share-based compensation including an accelerated portion on 2006 awards granted to employees who are or will become retirement eligible before the normal vesting period. The effective tax rate from continuing operations during the first quarter of 2006 included a tax benefit of $131.5 million primarily from the reversal of tax reserves in connection with the settlements of the IRS examinations of Rohr, Inc. and subsidiaries (for the period July, 1986 through December, 1997), and Coltec Industries Inc and subsidiaries (for the period December, 1997 through July, 1999). Income from discontinued operations, after tax, was $0.6 million during the first quarter of 2006, which primarily reflects a gain recognized as a result of the Company’s settlement with several insurers relating to the recovery of environmental remediation costs at a former chemical plant. The cumulative effect from the change in accounting from the adoption of SFAS 123(R) on January 1, 2006 resulted in a gain of $0.6 million for the first quarter of 2006.

Second Quarter 2006

The second quarter of 2006 included a $10.9 million before tax charge for a pension curtailment related to the implementation of changes to the Company’s pension and retirement savings plans. In addition, the Company exchanged approximately $533 million of its long-term notes for similar notes of longer duration and recorded a charge of $4.8 million for costs associated with the transaction.

Third Quarter 2006

The third quarter of 2006 included a tax benefit of $13.5 million for a settlement with the IRS of substantially all issues related to the 1998 to 1999 examination period for the Company.

Fourth Quarter 2006

The fourth quarter of 2006 included a $9.6 million before tax charge associated with certain of the Company’s 2007 share-based compensation awards that were authorized in 2006. The fourth quarter of 2006 included a tax benefit of approximately $24 million primarily for the R&D tax credit, which was renewed by Congress in the fourth quarter of 2006 retroactive to the beginning of 2006. The fourth quarter 2006 also included a before tax charge of $3.2 million from cumulative catch-up adjustments recorded by the Company’s aerostructures business.

First Quarter 2005

The first quarter of 2005 included a $3.2 million before tax charge for restructuring and consolidation costs and a $5.1 million before tax charge from the cumulative catch-up adjustments recorded by the Company’s aerostructures business. The first quarter of 2005 included $11.4 million of share-based compensation expense.

Second Quarter 2005

The second quarter of 2005 included a $15 million before tax charge for the retrofit of redesigned parts, obsolete inventory, supplier claims and impaired assets for the A380 actuation system, a $6 million before tax charge for premiums and other associated debt retirement costs, a $1.7 million before tax gain from the cumulative catch-up adjustments recorded by the Company’s aerostructures business and a $0.5 million before tax charge for restructuring and consolidation costs. Income from discontinued operations during the second quarter included primarily the $13.2 million after tax gain on the sale of Test Systems.

Third Quarter 2005

The third quarter of 2005 included a $5.6 million before tax charge for premiums and other associated debt retirement costs, a $0.7 million before tax gain from cumulative catch-up adjustments recorded by the Company’s aerostructures business and a $3.7 million before tax charge for restructuring and consolidation costs.

Fourth Quarter 2005

The fourth quarter of 2005 included a $14.6 million before tax charge from cumulative catch-up adjustments recorded by the Company’s aerostructures business, and a $7.3 million before tax charge related to the termination of the Boeing 737NG spoilers contract and a $9.4 million before tax charge for restructuring and consolidation costs. Income from discontinued operations during the fourth quarter included primarily the $7.5 million after tax gain from the settlement with several insurers relating to the recovery of past costs to remediate environmental issues at a former chemical plant.

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

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2006 appears on page 64 and is incorporated herein by reference. The report of Ernst & Young LLP on management’s assessment and the effectiveness of internal control over financial reporting appear on page 66 and is incorporated herein by reference.

Changes in Internal Control

In December 2005, our Board of Directors authorized the purchase and implementation of a single, integrated ERP system across all of our strategic business units. We purchased the ERP system in the fourth quarter 2005 and expect to implement the system over 7 years between 2006 and 2012. During 2006, we implemented the ERP system at 2 of our businesses.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Biographical information concerning our Directors appearing under the caption “Proposals to Shareholders — 1. Election of Directors — Nominees for Election” and information under the captions “Governance of the Company — Business Code of Conduct”, “Governance of the Company — Director Independence; Audit Committee Financial Expert”, “Governance of the Company — Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 proxy statement are incorporated herein by reference. Biographical information concerning our Executive Officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information concerning executive and director compensation appearing under the captions “Executive Compensation”, “Governance of the Company — Compensation of Directors” and “Governance of the Company — Indemnification; Insurance” in our 2007 proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our 2007 proxy statement are incorporated herein by reference.

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

The following table summarizes information about our equity compensation plans as of December 31, 2006. All outstanding awards relate to our common stock. The table does not include shares subject to outstanding options granted under equity compensation plans we assumed in acquisitions.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan category(1)
Equity compensation plans approved by security holders(2)	5,718,167	$31.45	5,181,766
Equity compensation plans not approved by security holders	101,195	—	(3)

Total	5,819,362	—	—

(1)	The table does not include information for the following equity compensation plans that we assumed in acquisitions: Rohr, Inc. 1995 Stock Incentive Plan; and Coltec Industries Inc 1992 Stock Option and Incentive Plan. A total of 59,075 shares of common stock were issuable upon exercise of options granted under these plans and outstanding at December 31, 2006. The weighted average exercise price of all options granted under these plans and outstanding at December 31, 2006, was $38.45. No further awards may be made under these assumed plans.

(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes (a) 5,616,566 shares of common stock issuable upon exercise of outstanding options issued pursuant to the 1991 Plan, the 1996 Plan, the 1999 Plan and the 2001 Plan, and (b) 101,601 shares of common stock, representing the maximum number of shares of common stock that may be issued pursuant to outstanding long-term incentive plan awards under the 2001 Plan. The number does not include 4,200 shares of outstanding restricted stock issued pursuant to the 1999 Plan and the 2001 Plan and 1,557,250 number of shares of common stock issuable upon vesting of outstanding restricted stock unit awards issued pursuant to the 2001 Plan.

The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted average exercise price of outstanding stock options under the 1991 Plan, the 1996 Plan, the 1998 Plan and the 2001 Plan.

The number of securities available for future issuance includes (a) 4,465,929 shares of common stock that may be issued pursuant to the 2001 Plan (which includes amounts carried over from the 1999 Plan) and (b) 715,837 shares of common stock that may be issued pursuant to the ESPP. No further awards may be made under the 1991 Plan, the 1996 Plan or the 1999 Plan.

(3)	There is no limit on the number of shares of common stock that may be issued under the Outside Directors’ Deferral Plan and the Directors’ Deferred Compensation Plan.

Outside Directors’ Deferral Plan and Directors Deferred Compensation Plan.  Our non-management directors receive fixed compensation for serving as a director (at the rate of $50,000 per year) and for serving as the Chair of a committee ($5,000 for the Chairs of the Committee on Governance, the Compensation Committee and the Financial Policy Committee and $10,000 for

the Chair of the Audit Review Committee) plus $1,500 for each Board and Board committee meeting attended.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under the captions “Governance of the Company-Policy on Related Party Transactions” and “Governance of the Company-Director Independence; Audit Committee Expert” in our 2007 proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under the captions “Proposals to Shareholders-2. Ratification of Appointment of Independent Auditors — Fees to Independent Auditors for 2006 and 2005” and “Appointment of Independent Auditors — Audit Review Committee Pre-Approval Policy” in our 2007 proxy statement is incorporated by reference herein.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements.

The consolidated financial statements filed as part of this report are listed in Part II, Item 8 in the Index to Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules: Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3) Listing of Exhibits: A listing of exhibits is on pages 133 to 136 of this Form 10-K.

(b)	Exhibits. See the Exhibit Index beginning at page 133 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10.8 through 10.55.

(c)	Not applicable.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 20, 2007

Goodrich Corporation
(Registrant)

By:	/s/ Marshall O. Larsen
Marshall O. Larsen,
Chairman, President and Chief Executive
Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 20, 2007 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ Marshall O. Larsen Marshall O. Larsen Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ William R. Holland William R. Holland Director

/s/ Scott E. Kuechle Scott E. Kuechle Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ John P. Jumper John P. Jumper Director

/s/ Scott A. Cottrill Scott A. Cottrill Vice President and Controller (Principal Accounting Officer)	/s/ Lloyd W. Newton Lloyd W. Newton Director

/s/ Diane C. Creel Diane C. Creel Director	/s/ Douglas E. Olesen Douglas E. Olesen Director

/s/ George A. Davidson, Jr George A. Davidson, Jr Director	/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr. Director

/s/ Harris E. Deloach, Jr Harris E. DeLoach, Jr Director	/s/ James R. Wilson James R. Wilson Director

/s/ James W. Griffith James W. Griffith Director	/s/ A. Thomas Young A. Thomas Young Director

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement for Sale and Purchase of Assets Between The B.F.Goodrich Company and PMD Group Inc., dated as of November 28, 2000, filed as Exhibit 2(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
2.2	—	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
2.3	—	Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2(B) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
2.4	—	Amendment No. 1 dated as of October 1, 2002 to Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002, is incorporated herein by reference.
2.5	—	Settlement Agreement effective as of December 27, 2004 by and between Northrop Grumman Space & Mission Systems Corp., as successor by merger to TRW, Inc., and Goodrich Corporation, filed as Exhibit 2(E) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
3.1	—	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
3.2	—	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference.
4.1	—	Rights Agreement, dated as of June 2, 1997, between The B.F.Goodrich Company and The Bank of New York which includes the form of Certificate of Amendment setting forth the terms of the Junior Participating Preferred Stock, Series F, par value $1 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 19, 1997, is incorporated herein by reference.
4.2	—	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.
4.3	—	Agreement of Resignation, Appointment and Acceptance effective February 4, 2005 by and among Goodrich Corporation, The Bank of New York and The Bank of New York Trust Company, N.A., filed as Exhibit 4(C) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein. Information relating to the Company’s long-term debt is set forth in Note 13 — ’Financing Arrangements’ to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4.2, instruments defining the rights of holders of such long-term debt are not filed herewith since no single item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.
10.1	—	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.

Exhibit
Number		Description

10.2	—	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10.3	—	Transition Services Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(MM) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10.4	—	Employee Matters Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(NN) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10.5	—	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
10.6	—	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005, is incorporated herein by reference.
10.7	—	Letter Amendment to Five Year Credit Agreement dated as of December 1, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006, is incorporated by reference herein.
10.8	—	Key Employees’ Stock Option Plan (effective April 15, 1991), filed as Exhibit 10(K) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10.9	—	Stock Option Plan (effective April 15, 1996), filed as Exhibit 10(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.
10.10	—	Stock Option Plan (effective April 19, 1999), filed as Appendix B to the Company’s definitive proxy statement filed March 4, 1999, is incorporated herein by reference.
10.11	—	Goodrich Corporation 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.
10.12	—	Amendment Number One to the Goodrich Corporation 2001 Equity Compensation Plan.*
10.13	—	Form of nonqualified stock option award agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.14	—	Form of restricted stock award agreement, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.15	—	Form of restricted stock unit award agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.16	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.
10.17	—	Form of performance unit award agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

Exhibit
Number		Description

10.18	—	Form of stock option award agreement.*
10.19	—	Form of restricted stock unit award agreement.*
10.20	—	Form of performance unit award agreement.*
10.21	—	Form of restricted stock award agreement.*
10.22	—	Form of restricted stock unit special award agreement.*
10.23	—	Form of stock option special award agreement.*
10.24	—	Form of award letter for 2004 stock-based compensation awards to executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference herein.
10.25	—	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.
10.26	—	Goodrich Corporation Management Incentive Program.*
10.27	—	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to the Company’s 2005 Proxy Statement dated March 7, 2005, is incorporated herein by reference.
10.28	—	Amendment Number One to the Goodrich Corporation Senior Management Incentive Plan.*
10.29	—	Form of Disability Benefit Agreement, filed as Exhibit 10(U) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.
10.30	—	Form of Supplemental Executive Retirement Plan Agreement, filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
10.31	—	Goodrich Corporation Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.32	—	Goodrich Corporation Savings Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.33	—	Goodrich Corporation Severance Plan (amended and restated effective February 21, 2006), filed as Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.34	—	Amendment Number 1 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10.35	—	Amendment Number 2 to the Goodrich Corporation Severance Plan.*
10.36	—	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees, filed as Exhibit 10(BB) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
10.37	—	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(AA) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.
10.38	—	Coltec Industries Inc 1992 Stock Option and Incentive Plan (as amended through May 7, 1998), filed as Exhibit 10(EE) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit
Number		Description

10.39	—	Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(FF) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10.40	—	First Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(GG) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10.41	—	Second Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(HH) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10.42	—	Employee Stock Purchase Plan, filed as Exhibit E to the Company’s 2001 Proxy Statement dated March 5, 2001, is incorporated herein by reference.
10.43	—	Amendment Number One to the Employee Stock Purchase Plan, filed as Exhibit 10(KK) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.
10.44	—	Goodrich Corporation Directors’ Phantom Share Plan, as filed as Exhibit 10(II) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.
10.45	—	Goodrich Corporation Directors’ Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.
10.46	—	Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10(MM) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
10.47	—	Amendment Number One to the Goodrich Corporation Outside Director Deferral Plan.*
10.48	—	Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10(NN) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
10.49	—	Amendment Number One to the Goodrich Corporation Outside Director Phantom Share Plan.*
10.50	—	Employment Arrangements for the Named Executive Officers.*
10.51	—	Compensation Arrangements for Non-Management Directors.*
10.52	—	Executive Life Insurance Agreement between the Company and Terrence G. Linnert dated December 28, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.53	—	Executive Life Insurance Agreement between the Company and John J. Carmola dated December 28, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.54	—	Executive Life Insurance Agreement between the Company and John J. Grisik dated December 28, 2006, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.55	—	Form of Executive Life Insurance Agreement between the Company and certain of its employees dated December 28, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
21	—	Subsidiaries.*
23	—	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.*
31	—	Rule 13a-14(a)/15d-14(a) Certifications.*
32	—	Section 1350 Certifications.*

*	Submitted electronically herewith