Form 10-Q
period 2007-03-31
GOODRICH CORP
filed 2007-04-30
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2007, there were 125,166,048 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of March 31, 2007, and the related condensed consolidated statement of income for the three-month periods ended March 31, 2007 and 2006, and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 19, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Charlotte, North Carolina
April 26, 2007

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions, except
	per share amounts)
Sales	$1,588.5	$1,423.8
Operating costs and expenses:
Cost of sales	1,133.7	1,043.9
Selling and administrative costs	255.8	237.2

	1,389.5	1,281.1

Operating Income	199.0	142.7
Interest expense	(31.6)	(32.0)
Interest income	1.8	1.1
Other income (expense) — net	(15.6)	(10.6)

Income from continuing operations before income taxes	153.6	101.2
Income tax benefit (expense)	(53.8)	99.1

Income From Continuing Operations	99.8	200.3
Income from discontinued operations — net of income taxes	—	0.6
Cumulative effect of change in accounting	—	0.6

Net Income	$99.8	$201.5

Basic Earnings Per Share
Continuing operations	$0.80	$1.62
Discontinued operations	—	—
Cumulative effect of change in accounting	—	0.01

Net Income	$0.80	$1.63

Diluted Earnings Per Share
Continuing operations	$0.78	$1.59
Discontinued operations	—	—
Cumulative effect of change in accounting	—	0.01

Net Income	$0.78	$1.60

Dividends Declared Per Common Share	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONSENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2007	2006
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$231.9	$201.3
Accounts and notes receivable, less allowances for doubtful receivables ($20.5 million at March 31, 2007 and $19.8 million at December 31, 2006)	1,009.4	912.4
Inventories — net	1,647.5	1,551.8
Deferred income taxes	232.1	250.3
Prepaid expenses and other assets	76.9	91.7

Total Current Assets	3,197.8	3,007.5

Property, plant and equipment — net	1,323.7	1,327.7
Prepaid pension	2.3	2.3
Goodwill	1,344.3	1,341.3
Identifiable intangible assets — net	468.3	472.0
Deferred income taxes	32.3	35.5
Other assets	707.4	714.9

Total Assets	$7,076.1	$6,901.2

Current Liabilities
Short-term debt	$—	$11.8
Accounts payable	669.3	584.6
Accrued expenses	829.5	819.0
Income taxes payable	87.2	212.5
Deferred income taxes	3.3	3.3
Current maturities of long-term debt and capital lease obligations	1.2	1.4

Total Current Liabilities	1,590.5	1,632.6

Long-term debt and capital lease obligations	1,722.1	1,721.7
Pension obligations	607.9	612.1
Postretirement benefits other than pensions	378.5	379.1
Long-term income taxes payable	143.3	—
Deferred income taxes	41.3	57.2
Other non-current liabilities	517.1	521.8
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 140,398,499 shares at March 31, 2007 and 139,041,884 shares at December 31, 2006 (excluding 14,000,000 shares held by a wholly owned subsidiary)	702.0	695.2
Additional paid-in capital	1,358.8	1,313.3
Income retained in the business	751.1	666.5
Accumulated other comprehensive income (loss)	(241.1)	(260.8)
Common stock held in treasury, at cost (15,232,451 shares at March 31, 2007 and 14,090,913 shares at December 31, 2006)	(495.4)	(437.5)

Total Shareholders’ Equity	2,075.4	1,976.7

Total Liabilities And Shareholders’ Equity	$7,076.1	$6,901.2

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Operating Activities
Net income	$99.8	$201.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.6)
Cumulative effect of change in accounting	—	(0.6)
Restructuring and consolidation:
Expenses	0.2	1.5
Payments	(0.6)	(1.8)
Pension and postretirement benefits:
Expenses	31.6	33.6
Contributions and benefit payments	(10.4)	(7.1)
Asset impairments	—	0.9
Depreciation and amortization	61.4	56.3
Excess tax benefits related to share-based payment arrangements	(4.0)	(1.2)
Share-based compensation expense	16.2	21.9
Deferred income taxes	(9.0)	(4.2)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(93.5)	(96.6)
Inventories, net of pre-production and excess-over-average	(57.6)	(54.2)
Pre-production and excess-over-average inventories	(32.8)	(28.4)
Other current assets	4.2	9.1
Accounts payable	81.8	62.8
Accrued expenses	0.3	(17.7)
Income taxes payable	51.4	(87.7)
Other non-current assets and liabilities	(15.9)	(21.9)

Net Cash Provided By Operating Activities	123.1	65.6

Investing Activities
Purchases of property, plant and equipment	(36.9)	(43.2)
Proceeds from sale of property, plant and equipment	0.1	0.1

Net Cash Used In Investing Activities	(36.8)	(43.1)

Financing Activities
Increase (decrease) in short-term debt, net	(11.8)	6.1
Repayment of long-term debt and capital lease obligations	(0.4)	(0.4)
Proceeds from issuance of common stock	36.8	18.5
Purchases of treasury stock	(57.8)	(0.4)
Dividends	(25.1)	(24.6)
Excess tax benefits related to share-based payment arrangements	4.0	1.2
Distributions to minority interest holders	(1.7)	(1.0)

Net Cash Used In Financing Activities	(56.0)	(0.6)

Discontinued Operations
Net cash provided by (used in) operating activities	(0.3)	9.1
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	—	—

Net cash (used) provided by discontinued operations	(0.3)	9.1
Effect of exchange rate changes on cash and cash equivalents	0.6	0.7

Net increase in cash and cash equivalents	30.6	31.7
Cash and cash equivalents at beginning of period	201.3	251.3

Cash and cash equivalents at end of period	$231.9	$283.0

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying Unaudited Condensed Consolidated Financial Statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three months ended March 31, 2007, the Company changed its estimate of revenue on certain long term contracts primarily as a result of improved cost performance. The changes in estimate increased income from continuing operations by approximately $10 million after tax.
Note 2. New Accounting Standards Not Yet Adopted
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of the adoption of SFAS 159 on the Company’s financial condition and results of operations.
Fair Value Measurement
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s financial condition and results of operations.

Accounting for Postretirement Benefits Associated with Split-Dollar Life Insurance
In September 2006, the FASB ratified Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) and in March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split -dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-4 and EITF 06-10 on the Company’s financial condition, results of operations and cash flows.
Note 3. Business Segment Information
Effective January 1, 2007, the Company realigned its businesses within its three reporting segments. Under the new organizational structure, several businesses were combined into larger strategic business units and several businesses were moved into different segments from the prior reporting structure. The segment reporting structure was designed to accelerate the Company’s focus on operational excellence and to further enhance the Company’s alignment with its key product and technology areas. Along with the segment realignment, the results of the Company’s customer services business were allocated to the business that manufactures the product or system. Additionally, Enterprise Resource Planning (ERP) implementation costs that are not directly associated with a specific business were reported as a component of corporate administrative expense. Prior period results have been reclassified to conform to the new organizational structure. Effective January 1, 2007, the Company’s three business segments are as follows.
•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, as well as engine components, including fuel delivery systems and rotating assemblies, and airframe maintenance.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management, fuel controls, electrical systems, and control and safety data, as well as reconnaissance and surveillance systems.

The Company measures each reporting segments’ profit based upon operating income. Accordingly, the Company does not allocate net interest expense, other income (expense) — net and income taxes to its reporting segments. The accounting policies of the reportable segments are the same as those for the Company’s consolidated financial statements.

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$609.2	$538.4
Nacelles and Interior Systems	546.9	493.8
Electronic Systems	432.4	391.6

	$1,588.5	$1,423.8

Intersegment sales:
Actuation and Landing Systems	$6.7	$6.1
Nacelles and Interior Systems	4.4	3.6
Electronic Systems	9.6	9.7

	$20.7	$19.4

Operating income:
Actuation and Landing Systems	$49.9	$23.3
Nacelles and Interior Systems	126.3	104.8
Electronic Systems	54.8	42.9

	231.0	171.0
Corporate general and administrative expenses	(28.7)	(27.2)
ERP implementation costs	(3.3)	(1.1)

Total operating income	$199.0	$142.7

	March 31,	December 31,
	2007	2006
Total assets:
Actuation and Landing Systems	$2,241.9	$2,182.0
Nacelles and Interior Systems	2,236.4	2,150.1
Electronic Systems	1,925.9	1,904.7
Corporate	671.9	664.4

	$7,076.1	$6,901.2

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(4.8)	$(4.8)
Expenses related to previously owned businesses	(5.7)	(1.4)
Minority interest and equity in affiliated companies	(5.6)	(3.8)
Other — net	0.5	(0.6)

Other income (expense) — net	$(15.6)	$(10.6)

“Expenses related to previously owned businesses” primarily relates to litigation and costs to remediate environmental issues.

Note 5. Discontinued Operations
Discontinued operations were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Sales	$—	$—

Operating income	$—	$1.0
Income tax expense	$—	(0.4)

Income from discontinued operations	$—	$0.6

Income from discontinued operations for the three months ended March 31, 2006 included insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation, net of related expenses.
Note 6. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions, except
	per share amounts)
Numerator
Numerator for basic and diluted earnings per share — income from continuing operations	$99.8	$200.3

Denominator
Denominator for basic earnings per share — weighted-average shares	125.2	123.5
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	2.5	2.0
Other deferred compensation shares	0.1	0.1

	2.6	2.1

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	127.8	125.6

Per share income from continuing operations
Basic	$0.80	$1.62

Diluted	$0.78	$1.59

At March 31, 2007 and 2006, the Company had outstanding approximately 6.1 million and 7.1 million stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2007, diluted earnings per share excludes approximately 4,000 of stock options that are anti-dilutive, due to the current market price of the Company’s stock being less than the exercise price, and 715,000 of stock options, that vest solely based upon a market condition. For additional information see Note 17, “Share-Based Compensation”. For the three months ended March 31, 2006, approximately 830,000 anti-dilutive stock options were excluded from diluted earnings per share.
During the three months ended March 31, 2007 and 2006, the Company issued approximately 1.4 million and 0.8 million, respectively, of shares of common stock pursuant to stock option exercises and other stock-based compensation plans.

During the three months ended March 31, 2007, the Company repurchased approximately 1 million shares under the share repurchase program that was approved by the Board of Directors on October 24, 2006.
Note 7. Sale of Receivables
At March 31, 2006, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Accounts receivable sold under this program were $97.1 million at March 31, 2006.
Effective June 30, 2006, the Company terminated the variable rate trade receivable securitization program and repaid the balance of $97.1 million.
Note 8. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$328.1	$334.9
In-process	953.4	880.9
Raw materials and supplies	445.1	416.0

	1,726.6	1,631.8

Less:
Reserve to reduce certain inventories to LIFO basis	(49.0)	(48.5)
Progress payments and advances	(30.1)	(31.5)

Total	$1,647.5	$1,551.8

In-process inventory includes $431.8 million and $399 million as of March 31, 2007 and December 31, 2006, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The March 31, 2007 balance of $431.8 million includes $242.7 million related to Boeing 787 contracts.
The Company uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year end inventory levels and costs and are subject to the final year end LIFO inventory valuation.
Note 9. Goodwill and Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows:

		Business
	Balance	Combinations	Foreign	Balance
	December 31,	Completed or	Currency	March 31,
	2006	Finalized	Translation	2007
	(Dollars in millions)
Actuation and Landing Systems	$326.3	$—	$1.4	$327.7
Nacelles and Interior Systems	422.9	—	1.3	424.2
Electronic Systems	592.1	—	0.3	592.4

	$1,341.3	$—	$3.0	$1,344.3

Note 10. Financing Arrangements
The Company has a $500 million committed global syndicated revolving credit facility that expires in May 2011. At March 31, 2007, there were $34.9 million in borrowings and $20.4 million in letters of credit outstanding under the facility. At December 31, 2006, there were $34.9 million in borrowings and $20.4 million in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of March 31, 2007, the Company had borrowing capacity under this facility of $444.7 million, after reductions for borrowings and letters of credit outstanding under the facility.
At March 31, 2007, the Company also maintained $75 million of uncommitted domestic money market facilities and $148 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At March 31, 2007, there were no borrowings outstanding under these facilities. At December 31, 2006, there was $11.8 million outstanding in borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s common stock. Under the most restrictive of these covenants, $1,088.9 million of income retained in the business and additional paid in capital was free from such limitations at March 31, 2007.
Lease Commitments
The Company finances certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease aircraft and equipment having a maximum unamortized value of $55 million at March 31, 2007. These leases are priced at a spread over LIBOR and are automatically extended periodically, unless notice is provided, through the end of the lease terms, which range from 2011 to 2012. At March 31, 2007, future payments under these leases total $15.5 million through the end of the lease terms.
At March 31, 2007, the Company had guarantees of residual values on lease obligations of $32.3 million. The Company is obligated to either purchase or remarket the leased assets at the end of the lease term. Future minimum lease payments under the standard operating leases approximated $127.5 million at March 31, 2007.

Note 11. Pensions and Postretirement Benefits
Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three months ended March 31, 2007 and 2006. The net periodic benefit costs (income) for divested or discontinued operations retained by the Company are included in the amounts below.

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006
			(Dollars in millions)
Service cost	$11.3	$13.7	$7.5	$7.2	$1.1	$1.1
Interest cost	40.0	38.3	10.0	8.1	1.3	1.2
Expected rate of return on plan assets	(48.8)	(45.9)	(14.8)	(11.8)	(1.4)	(1.4)
Amortization of prior service cost	1.9	2.2	(0.3)	—	—	—
Amortization of actuarial (gain) loss	15.6	16.0	—	0.3	0.3	0.3

Periodic benefit cost (income)	20.0	24.3	2.4	3.8	1.3	1.2
Settlements and curtailments (gain) loss	—	—	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—	—	—

Net benefit cost (income)	$20.0	$24.3	$2.4	$3.8	$1.3	$1.2

The following table provides the weighted-average assumptions used to determine the net periodic benefit costs (income).

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006
Discount rate	5.89%	5.64%	5.00%	4.75%	4.88%	4.76%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.28%	8.34%
Rate of compensation increase	3.86%	3.63%	3.50%	3.50%	3.36%	3.34%
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit costs for the three months ended March 31, 2007 and 2006. Other postretirement benefits (OPEB) related to divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Service cost	$0.5	$—
Interest cost	5.9	4.6
Amortization of prior service cost	—	(0.1)
Amortization of actuarial (gain) loss	1.5	(0.2)

Periodic benefit cost	7.9	4.3

Settlements and curtailments (gain) loss	—	—
Special termination benefit charge (credit)	—	—

Net periodic benefit cost	$7.9	$4.3

The net periodic postretirement benefit cost for the three months ended March 31, 2006 includes a non-recurring reduction of $3.2 million for a revision in the plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems businesses. The $3.2 million reduction of net periodic postretirement benefit cost consists of $0.4 million reduction to service cost, $1.2 million reduction to interest cost and $1.6 million reduction to the amortization of actuarial (gains) losses.
The following table provides the assumptions used to determine the net periodic postretirement benefit costs.

	Three Months Ended
	March 31,
	2007	2006
Discount rate	5.79%	5.55%
Healthcare trend rate	9% in 2007 to 5% in 2013	9% in 2006 to 5% in 2010
Note 12. Comprehensive Income/(Loss)
Total comprehensive income consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Comprehensive Income/(Loss)
Net income	$99.8	$201.5
Other comprehensive income/(loss):
Unrealized foreign currency translation gains (losses) during period	11.4	11.8
Pension/OPEB liability adjustments during the period	16.6	—
Gain (loss) on cash flow hedges	(8.3)	3.6

Total	$119.5	$216.9

Accumulated other comprehensive income/(loss) consisted of the following:

	March 31,	December 31,
	2007	2006
	(Dollars in millions)
Accumulated Other Comprehensive Income/(Loss)
Cumulative unrealized foreign currency translation gains (losses)	$259.8	$248.4
Pension/OPEB liability adjustments	(547.0)	(563.6)
Accumulated gains (losses) on cash flow hedges	46.1	54.4

Total	$(241.1)	$(260.8)

The pension/OPEB liability amounts above are net of deferred taxes of $340 million and $341.8 million at March 31, 2007 and December 31, 2006, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $25.7 million and $30.1 million at March 31, 2007 and December 31, 2006, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Note 13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2007 was 35%. Significant items that had an impact on the effective tax rate included tax benefit from domestic production activities which reduced the effective tax rate by approximately 1 percentage point, domestic and foreign tax credits which reduced the effective tax rate by approximately 4 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points.
In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $10 million increase to the January 1, 2007 balance of retained earnings with a corresponding decrease to reserves for tax contingencies. The Company had a $209.2 million liability recorded for unrecognized tax benefits as of January 1, 2007, which included interest and penalties of $118 million. The Company continues to record interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $163 million.
As of March 31, 2007, the Company had a $217.7 million liability recorded for unrecognized tax benefits, which included interest and penalties of $120.9 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $170.3 million.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations for years before 2000 and non-U.S. income tax examinations by tax authorities for years before 2002. The current Internal Revenue Service (IRS) examination cycle began in 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. The examination team has substantially completed field work. There were numerous issues raised by the IRS as part of the current examination, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. The Company believes that agreement could be reached with the IRS on most of these issues during 2007. The Company cannot predict the ultimate outcome of the current IRS examination. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized which could be material to the Company’s results of operations and cash flows.

Note 14. Contingencies
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
Estimates of the Company’s environmental liabilities are based on current facts, laws, regulations and technology, and take into consideration the Company’s prior experience and professional judgment of the Company’s environmental specialists in consultation with outside environmental specialists, when necessary. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.
Accordingly, as investigation and remediation proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the results of operations in a given period. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites for which the Company has been identified as a potentially responsible party are likely to have a material adverse effect on its financial condition. There can be no assurance, however, that future developments will not have a material adverse effect on its results of operations or cash flows in a given period.

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
The Company’s Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $72.6 million and $74.3 million at March 31, 2007 and at December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, $17.5 million and $17.7 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At March 31, 2007 and December 31, 2006, $30.1 million and $31 million, respectively, was associated with ongoing operations and $42.5 million and $43.3 million, respectively, was associated with businesses previously owned or discontinued.
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
At March 31, 2007, the deferred settlement credit was approximately $38 million for which approximately $3 million is reported in accrued expenses and approximately $35 million was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
The current IRS examination cycle began in 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. The examination team has substantially completed field work. There were numerous issues raised by the IRS, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. The Company believes that agreement could be reached with the IRS on most of these issues during 2007. The Company cannot, however, predict the ultimate outcome of the current IRS examination.
The prior examination cycle, which began in 2002, includes the consolidated income tax groups in the audit periods identified below:

Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998 — 1999 (including Rohr and Coltec)
The IRS and the Company previously reached final settlement on all but one of the issues raised related to the prior examination cycle. The Company anticipates filing a petition with the U.S. Tax Court to contest the remaining unresolved issue which involves the proper timing of certain deductions. The Company believes the amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of this matter.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $21 million as of March 31, 2007. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10.5 million as of March 31, 2007. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $21 million of interest or $10.5 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in late 2007 or early 2008.
Note 15. Guarantees
The Company extends financial and product performance guarantees to third parties. As of March 31, 2007, the following environmental remediation indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
Environmental remediation indemnification (Note 14)	No limit	$13.2
Debt and lease payments	$2.0	$—
Residual value on leases	$32.3	$—
Letter of credit and bank guarantees	$54.1	$—
The letters of credit and bank guarantees of $54.1 million are inclusive of $20.4 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, which are discussed in Note 10, “Financing Arrangements”. The debt and lease payments primarily represent obligations of the Company under industrial development revenue bonds to finance additions to facilities that have since been divested. Each of these obligations was assumed by a third party in connection with the Company’s divestiture of the related facilities. If the assuming parties default, the Company will be liable for payment of the obligations. The industrial development revenue bonds mature in February 2008. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.
Service and Product Warranties
The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

The changes in the carrying amount of service and product warranties for the three months ended March 31, 2007 are as follows:

(Dollars in millions)
Balance at December 31, 2006	$160.3
Net provisions for warranties issued during the year	11.3
Net (benefit) provisions for warranties existing at the beginning of the year	(0.6)
Payments	(9.0)
Foreign currency translation	0.8

Balance at March 31, 2007	$162.8

The current and long-term portions of service and product warranties were as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in millions)
Short-term liabilities	$66.4	$57.5
Long-term liabilities	96.4	102.8

Total	$162.8	$160.3

Note 16. Derivatives and Hedging Activities
The Company utilizes certain financial instruments to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations. A description of the Company’s use of derivative instruments is included in Note 19, “Derivatives and Hedging Activities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Foreign Currency Contracts
The Company enters forward contracts to manage its Great Britain Pounds Sterling, Euros, Canadian Dollars and Polish Zloty foreign currency exposures.
The total fair value of the Company’s forward contracts accounted for as cash flow hedges was a gain of $73.9 million (before deferred taxes of $25.7 million) at March 31, 2007. The notional value of the forward contracts at March 31, 2007 was $1,765.6 million. As of March 31, 2007, the amount of accumulated other comprehensive income that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $37.7 million. These forward contracts mature on a monthly basis with maturity dates that range from April 2007 to December 2011. During the three months ended March 31, 2007 and 2006, there was a negligible amount of ineffectiveness.
The Company also uses forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These contracts are not designated as hedges. Accordingly, the gains or losses on these contracts are recorded in cost of sales. The notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Under this program, as of March 31, 2007, the Company had forward contracts with a notional value of $252 million, of which approximately $223 million matures monthly and $29 million matures through 2011.
Interest Rate Swaps
The notional amounts of outstanding interest rate swaps accounted for as fair value hedges at March 31, 2007 totaled $193 million with maturity dates ranging from 2008 to 2016. The fair value of the interest rate swaps was a net liability/loss of $1.9 million at March 31, 2007.

Note 17. Share-Based Compensation
During the three months ended March 31, 2007 and 2006, the Company expensed share-based compensation awards under the Goodrich Corporation 2001 Equity Compensation Plan and the Goodrich Corporation Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Share-Based Compensation Expense
Total share-based compensation expense recorded in continuing operations during the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions, except per
	share amount)
Share-based compensation expense before income taxes	$16.2	$21.9

Share-based compensation expense after income taxes	$9.9	$14.2

Basic earnings per share	$0.08	$0.11

Diluted earnings per share	$0.08	$0.11

Share-based compensation expense during the three months ended March 31, 2006 included approximately $11 million of compensation expense that resulted from accelerated expense on awards granted to employees who were retirement eligible on the grant date. The three months ended March 31, 2007 did not include a similar charge. Accelerated expense of $9.6 million was recognized related to 2007 grants to individuals eligible for retirement on the December 2006 approval date.
Grants
Share-based compensation is primarily comprised of expense related to stock option, restricted stock unit and performance unit grants. A summary of the Company’s stock option, restricted stock unit and performance unit grants during the three months ended March 31, 2007 and 2006 and the grant date weighted-average fair value are as follows:

	Stock Options			Restricted Stock Units		Performance Units
			Weighted Average		Weighted Average		Weighted Average
Three months ended:	Shares		Fair Value	Shares	Fair Value	Shares	Fair Value
March 31, 2007	1,346,350	(a)	$13.29	555,900	$46.08	149,700	$51.46
March 31, 2006	696,300		$13.43	586,400	$40.44	189,100	$46.21

(a)	Includes 715,000 of stock options that vest solely based upon a market condition.

Stock Options
During the three months ended March 31, 2007 and 2006, the Company granted the following types of stock options:
•	Granted in 2007 and 2006: stock options that have a three-year service condition.

•	Granted in 2007 only: special stock options with a seven-year term that include a market condition whereby the options vest when the price per share of the Company’s stock closes at or above $65.00 per share for any 5 business days during a 20 consecutive-business-day-period.
The grant date fair value for the stock options with the three-year service condition was estimated under the Black-Scholes-Merton formula using the following weighted-average assumptions:
•	2007 grants: risk-free rate of 4.5%, dividend yield of 1.7%, volatility factor of 34.6% and weighted-average expected life of 5.5 years.

•	2006 grants: risk-free rate of 4.3%, dividend yield of 2%, volatility factor of 36.1% and weighted-average expected life of 5.5 years.
The grant date fair value for the 2007 special stock options was estimated using a Monte Carlo Simulation approach in a risk-neutral framework with the following assumptions: risk-free rate range from 4.95% to 4.82%, dividend yield of 1.76% and a volatility factor of 31.78%. Since the special stock options only vest if the market condition is met, a service period of 1.5 years was derived using a real-world simulation framework using a 12% cost of equity.
Restricted Stock Units
The grant date fair value was determined based upon the average of the high and low prices of the Company’s stock on the grant date.
Performance Units
Performance units have a three-year term and are paid in cash. Accordingly, the units are recorded as liability awards, and the fair value is adjusted on a quarterly basis. The value of one-half of the units is based upon the Company’s actual return on invested capital (ROIC) as compared to a target ROIC, which is approved by the Compensation Committee of the Board of Directors. The value of the other one-half of the units is based upon the Company’s relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies.
At each reporting period, the fair value of the ROIC-based units is determined based upon the average of the high and low prices of the Company’s stock multiplied by the number of ROIC units, which are adjusted based upon current expectations regarding achievement of the ROIC target. The maximum adjustment to the number ROIC-based units is 200 percent of the number of ROIC-based units granted and their reinvested dividends.
The fair value of the RTSR-based units was determined using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk free rates and correlation matrixes of the Company’s historical performance as compared to the peer group of companies. In accordance with the plan, the maximum adjustment to the fair value of the RTSR-based units is 200 percent of the fair value of the Company’s stock on the last day of the three-year term.

Share-Based Compensation Benefits Realized
The following share-based compensation benefits were realized:
•	Stock Option Exercises: During the three months ended March 31, 2007 and 2006, approximately 878,400 and 522,300 stock options were exercised, respectively. The cash received by the Company from the exercise of stock options totaled $29 million and $11.6 million during the three months ended March 31, 2007 and 2006, respectively.

•	Restricted Stock Units Paid in Common Stock: Approximately 253,300 and 16,600 shares of common stock were issued during the three months ended March 31, 2007 and 2006, respectively.

•	Performance Units Paid in Cash: The total cash payments during the three months ended March 31, 2007 and 2006, approximated $11.9 million and $10.1 million, respectively.

•	Employee Stock Purchase Plan Shares Issued: Approximately 225,000 and 251,200 shares of common stock were issued during the three months ended March 31, 2007 and 2006, respectively. Employee contributions of $7.8 million and $6.9 million during the years ended December 31, 2006 and 2005, respectively, were used to purchase stock during the three months ended March 31, 2007 and 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We have significant sales content on most of the airplanes manufactured in this market channel. We have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. We were also awarded several new contracts for our products on airplanes currently in a pre-production or early development stage, including the Boeing 787 and 747-8 and the Airbus A380 and A350 XWB, which should provide substantial future sales growth for us.

The commercial airplane manufacturers have a significant backlog of orders and are continuing to experience strong new order flow. Airlines worldwide continue to increase capacity, and it now appears that the U.S. airlines will largely return to profitability in 2007. These trends bode very well for large commercial aircraft production over the next several years.
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
We have significant product content on most of the airplane models that are currently in service. We have benefited from growth in ASMs, especially in Asia, and from the aging of the worldwide fleet of airplanes.
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

Long-term Sustainable Growth
We believe that we are well positioned to continue to grow our commercial airplane OE and aftermarket and defense and space sales due to:
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
First Quarter 2007 Sales Content by Market Channel
During first quarter 2007, approximately 95% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	16%
Boeing Commercial OE	10%
Regional and General Aviation Airplane OE	7%

Total Commercial and General Aviation Airplane OE	33%

Large Commercial Airplane Aftermarket	29%
Regional and General Aviation Airplane Aftermarket	7%
Heavy Airplane Maintenance	3%

Total Commercial and General Aviation Airplane Aftermarket	39%

Total Defense and Space	23%

Other	5%

Total	100%

Summary Performance — First Quarter 2007 as Compared to First Quarter 2006

	First Quarter
	2007	2006	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,588.5	$1,423.8	11.6

Segment operating income(1)	$231.0	$171.0	35.1

Percent of sales	14.5%	12.0%
Income from continuing operations before income taxes	$153.6	$101.2	54.4

Income from continuing operations	$99.8	$200.3	(50.2)

Net income	$99.8	$201.5	(50.5)

Effective tax rate (benefit)(2)	35%	(98)%
Diluted EPS:
Continuing operations	$0.78	$1.59	(50.9)

Net income	$0.78	$1.60	(51.3)

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.

(2)	The change in our effective tax rate resulted primarily from the reversal of tax reserves in connection with the favorable Rohr and Coltec tax settlements, which reduced the tax rate by approximately 130 percentage points, or $1.05 per diluted share, for the first quarter 2006.
The sales increase of 11.6% in the first quarter 2007 as compared to the first quarter 2006 was driven primarily by growth in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately 4%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 7%;

•	Large commercial, regional and general aviation airplane aftermarket sales increased by approximately 21%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 8%.
The segment operating income growth of 35.1% was generated by higher volume in all of our segments, including strong aftermarket sales growth in all of our major businesses, and improved product performance in our aircraft wheel and brake business unit.
The change in income from continuing operations before income taxes during the first quarter 2007 as compared to the first quarter 2006 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Foreign exchange rate impact, including net monetary asset remeasurement	$(10.7)	$(6.7)	$(0.05)

Lower share-based compensation	$5.7	$4.3	$0.03

Lower pension expense	$5.6	$3.5	$0.03

Net cash provided by operating activities for the first quarter 2007 was $123.1 million, an increase of $57.5 million from net cash provided by operating activities of $65.6 million for first quarter 2006. The increase was primarily due to increased before tax income and lower working capital growth, partially offset by higher net tax payments.
2007 Outlook
We expect the following results for the year ending December 31, 2007:

	2007 Outlook	2006 Actual
Sales	$6.3-$6.5 billion	$5.9 billion
Diluted EPS — Net Income	$3.20-$3.35 per share	$3.81 per share*
Capital Expenditures	$270-$290 million	$256.8 million
Operating Cash Flow net of Capital Expenditures	60%-75% of income from continuing operations	4% of income from continuing operations

*	includes a tax benefit of $1.15 related primarily to the Rohr and Coltec tax settlements in 2006.
We continue to expect that 2007 will be another year of strong sales growth with improving segment operating income margins. We expect that full year 2007 sales will be in the range of $6.3 - $6.5 billion, compared with prior expectations of $6.2 — $6.4 billion as reported in our 2006 Form 10-K. The outlook for 2007 net income per diluted share has been increased to $3.20 — $3.35, compared with prior expectations of $2.95 — $3.15, reflecting income and margin expansion associated with sales growth in all major market channels and improved operating efficiencies.
The 2007 outlook assumes, among other factors, a full-year effective tax rate of 31% to 33%, which may vary from quarter-to-quarter depending on many factors, including settlements with state, federal and international tax authorities.
To provide the most meaningful comparison between 2006 results and the outlook for 2007 net income per diluted share, we believe that the 2006 net income per diluted share of $3.81 should be adjusted for the impact of the $1.15 per diluted share related to tax settlements that were completed during 2006. Excluding these tax settlements, net income per diluted share for 2006 was $2.66, compared to expected results of $3.20 — $3.35 for 2007.
We continue to expect net cash provided by operating activities, minus capital expenditures, to be in the range of 60% to 75% of net income in 2007. This outlook reflects a continuation of cash expenditures for investments in the Boeing 787 Dreamliner and the Airbus A350 XWB and capital expenditures for facility expansions to support increased aftermarket demand, low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We continue to expect capital expenditures for 2007 to be in a range of $270 — $290 million. Of these capital expenditures, approximately 40% are expected to be associated with investments in low cost country manufacturing, previously announced MRO facility expansions and new facilities to support aftermarket sales growth, and expenditures related to the implementation of a company-wide Enterprise Resource Planning (ERP) system.
The current sales, net income and net cash provided by operating activities outlook for 2007 does not include the impact of acquisitions or divestitures or resolution of an A380 claim against Northrop Grumman.

Our 2007 outlook is based on certain market assumptions, including the following:
•	Our deliveries of Airbus and Boeing large commercial aircraft is expected to increase by approximately 8% to 10% in 2007 compared to 2006. Our sales of large commercial aircraft original equipment products are projected to grow by about the same rate as the increase in deliveries in 2007.

•	Capacity in the global airline system, as measured by available seat miles (ASMs), is expected to grow at approximately 4% to 5% in 2007. Our sales to airlines and package carriers for large commercial and regional aircraft aftermarket parts and services are expected to grow by more than 10% in 2007 compared to 2006.

•	Total regional and business aircraft production is expected to increase slightly in 2007 compared to 2006. Deliveries to Embraer in support of its Embraer 190 aircraft, which includes a significant amount of our content, are expected to enable us to increase sales in this market channel by more than 10% in 2007 compared to 2006.

•	Defense and space sales (original equipment and aftermarket) are expected to grow by approximately 7% in 2007 compared to 2006. Growth is expected in all three segments.
RESULTS OF OPERATIONS
First quarter 2007 Compared to First quarter 2006

	First Quarter		$
	2007	2006	Change
	(Dollars in millions)
Sales	$1,588.5	$1,423.8	$164.7

Segment Operating Income	$231.0	$171.0	$60.0
Corporate General and Administrative Costs	(28.7)	(27.2)	(1.5)
ERP Implementation Costs	(3.3)	(1.1)	(2.2)

Total Operating Income	199.0	142.7	56.3
Net Interest Expense	(29.8)	(30.9)	1.1
Other Income (Expense) — Net	(15.6)	(10.6)	(5.0)
Income Tax (Expense) Benefit	(53.8)	99.1	(152.9)

Income from Continuing Operations	99.8	200.3	(100.5)
Income from Discontinued Operations	—	0.6	(0.6)
Cumulative Effect of Change in Accounting	—	0.6	(0.6)

Net Income	$99.8	$201.5	$(101.7)

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
ERP implementation costs increased for the first quarter 2007 as compared to the first quarter 2006, due to additional efforts related to the company-wide ERP system implementation, which began in early 2006.
Net interest expense decreased for the first quarter 2007 as compared to the first quarter 2006, primarily due to the interest savings as a result of the debt exchange completed during the second quarter 2006.

Other income (expense) — net increased for the first quarter 2007 as compared to the first quarter 2006, primarily as a result of increased expenses relating to previously owned businesses of $4 million, primarily for litigation and remediation of environmental issues.
In the quarter ended March 31, 2006 we recorded a tax benefit of $131.5 million, or $1.05 per diluted share, primarily from the reversal of tax reserves in connection with the Rohr and Coltec tax settlements.
Income from discontinued operations, after tax, was $0.6 million during the first quarter 2006, which primarily reflected a gain recognized as a result of our settlement with several insurers related to the recovery of environmental remediation costs at a former plant. For additional information, see Note 5, “Discontinued Operations” to our Condensed Consolidated Financial Statements.
The cumulative effect from the change in accounting resulted in a gain of $0.6 million from the adoption of Statement of Financial Accounting Standards No. 123(R), “Accounting for Share-Based Compensation” (SFAS 123(R)) on January 1, 2006.
BUSINESS SEGMENT PERFORMANCE
Effective January 1, 2007, we realigned our businesses within our three reporting segments. Under the new organizational structure, several businesses were combined into larger strategic business units and several businesses were moved into different segments from the prior reporting structure. The current segment reporting structure was designed to accelerate our focus on operational excellence and to further enhance our alignment within key product and technology areas. Along with the segment realignment, the results of our customer services business were allocated to the business that manufactures the product or system. Additionally, ERP implementation costs that are not directly associated with a specific business were reclassified as a component of corporate administrative expense. Prior period results have been reclassified to conform to the new organizational structure.
Effective January 1, 2007, our three business segments are as follows.
•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, as well as engine components, including fuel delivery systems and rotating assemblies, and airframe maintenance.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management, fuel controls, electrical systems, and control and safety data, and reconnaissance and surveillance systems.

We measure each reporting segments’ profit based upon operating income, excluding the indirect costs related to the company-wide ERP implementation. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to the reporting segments. The accounting policies of the reportable segments are the same as those for our Condensed Consolidated Financial Statements. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.
First quarter 2007 Compared to First quarter 2006

	First Quarter
			Increase/	%	% of Sales
	2007	2006	(Decrease)	Change	2007	2006
NET CUSTOMER SALES
Actuation and Landing Systems	$609.2	$538.4	$70.8	13.2
Nacelles and Interior Systems	546.9	493.8	53.1	10.8
Electronic Systems	432.4	391.6	40.8	10.4

	$1,588.5	$1,423.8	$164.7	11.6

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$49.9	$23.3	$26.6	114.2	8.2	4.3
Nacelles and Interior Systems	126.3	104.8	21.5	20.5	23.1	21.2
Electronic Systems	54.8	42.9	11.9	27.7	12.7	11.0

	$231.0	$171.0	$60.0	35.1	14.5	12.0

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the first quarter 2007 increased from the first quarter 2006 primarily due to the following:
•	Higher large commercial airplane aftermarket sales of approximately $26 million, primarily in our landing gear, aircraft wheel and brake and actuation systems business units;

•	Higher large commercial airplane OE sales of approximately $16 million, primarily in our landing gear business unit;

•	Higher regional and business OE and aftermarket sales of approximately $17 million, primarily in our aircraft wheel and brake, landing gear and actuation systems business units; and

•	Higher airframe heavy maintenance sales of approximately $5 million.
Actuation and Landing Systems segment operating income for the first quarter 2007 increased from the first quarter 2006 primarily a result of the following:
•	Higher sales volume and favorable product mix across all businesses, which generated income of approximately $17 million; and

•	Higher operating income of approximately $16 million, driven primarily by improved brake-life performance in the aircraft wheel and brake business unit and higher pricing across all business units, including landing gear. These margin improvements are net of increased operating costs, including raw material price escalation and higher labor and overhead expenses in the landing gear business unit.
These favorable impacts were also partially offset by unfavorable foreign exchange impacts of approximately $7 million, primarily in our landing gear and actuation system business units.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the first quarter 2007 increased from the first quarter 2006 primarily due to the following:
•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume of approximately $44 million, primarily in our aerostructures and interior systems business units; and

•	Higher defense OE and aftermarket sales of approximately $8 million, primarily in our interior systems business unit.
Nacelles and Interior Systems segment operating income for the first quarter 2007 increased from the first quarter 2006, primarily as a result of higher sales volume and favorable product mix, primarily in our aerostructures and interior systems business units, which generated income of approximately $24 million. This increase in segment operating income was partially offset by cost increases, primarily in our aerostructures business unit.
Electronic Systems: Electronic Systems segment sales for the first quarter 2007 increased from the first quarter 2006 primarily due to:
•	Higher defense and space OE and aftermarket sales of approximately $16 million across all of our business units;

•	Higher regional and general aviation airplane OE and aftermarket sales of approximately $16 million in nearly all of our business units; and

•	Higher sales of products to the helicopter market of approximately $9 million in our sensors and integrated systems and engine controls and power business units.
Electronic Systems operating income for the first quarter 2007 increased from the first quarter 2006 primarily as a result of higher sales volume, generating operating income of approximately $18 million. This increase in segment operating income was partially offset by cost increases of approximately $6 million, primarily in our sensors and integrated systems business unit.
LIQUIDITY AND CAPITAL RESOURCES
We currently expect to fund expenditures for capital requirements, as well as other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments including our stock repurchase program, and also provide adequate financial flexibility.
Cash
At March 31, 2007, we had cash and marketable securities of $231.9 million, as compared to $201.3 million at December 31, 2006.

Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2011, of which $444.7 million was available, as of March 31, 2007;and

•	$75 million of uncommitted domestic money market facilities and $148 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, all of which was available as of March 31, 2007.
Off-Balance Sheet Arrangements
Lease Commitments
We finance some of our office and manufacturing facilities and machinery and equipment, including corporate aircraft, under committed lease arrangements provided by financial institutions. Some of these arrangements allow us to claim a deduction for the tax depreciation on the assets, rather than the lessor, and allow us to lease aircraft and equipment having a maximum unamortized value of $55 million at March 31, 2007 for which $15.5 million of future lease payments were outstanding under these arrangements. Future minimum lease payments under the standard operating leases approximated $127.5 million at March 31, 2007.
Additionally, at March 31, 2007, we had guarantees of residual values of lease obligations of $32.3 million. The residual values relate primarily to the leased assets, which we are obligated to either purchase at the end of the lease term or remarket. Under some of these operating lease agreements, we receive rent holidays, which represent periods of free or reduced rent. In addition, we may receive incentives or allowances from the lessor as part of the lease agreement.
Sale of Receivables
Effective June 30, 2006, we terminated the variable rate trade receivables securitization program and repaid the outstanding balance of $97.1 million.
Derivatives
The Company utilizes certain financial instruments to enhance its ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations. A summary of our outstanding contracts as of March 31, 2007 is as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: Our contracts had a notional amount of $1,765.6 million, fair value of $73.9 million and maturity dates ranging from April 2007 to December 2011. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a gain of $37.7 million. During the first quarter of 2007 and 2006, we realized net gains of $15.5 million and $7.8 million, respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: Our contracts, most of which mature monthly, had a notional amount of $252 million and a fair value of a net liability/loss of $0.2 million. During the first quarter of 2007, we realized a net loss of $1 million related to contracts that settled. During the first quarter of 2006, we realized a net gain of $1.9 million related to contracts that settled.

•	Interest Rate Swaps Designated as Fair Value Hedges: Our contracts had a notional amount of $193 million, fair value of $1.9 million net liability/loss and maturity dates ranging from April 2008 to July 2016.
Contractual Obligations and Other Commercial Commitments
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for unrecognized tax benefits, which totaled $209.2 million as of January 1, 2007 and $217.7 million as of March 31, 2007, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the first quarter 2007 and first quarter 2006:

	First Quarter		$
	2007	2006	Change
	(Dollars in millions)
Operating activities of continuing operations	$123.1	$65.6	$57.5
Investing activities of continuing operations	$(36.8)	$(43.1)	$6.3
Financing activities of continuing operations	$(56.0)	$(0.6)	$(55.4)
Discontinued operations	$(0.3)	$9.1	$(9.4)
First quarter 2007 as Compared to First quarter 2006
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the first quarter 2007 from the first quarter 2006 was primarily comprised of the following:
•	Increased before tax income of approximately $52 million; and

•	Improved working capital management of approximately $14 million; partially offset by

•	Increased net tax payments of approximately $13 million.
During 2007, we expect cash flow from operating activities net of capital expenditures to approximate 60% to 75% of net income. We expect to contribute $100 million to $125 million to our worldwide qualified and non-qualified pension plans and to make net payments of approximately $37 million related to our postretirement benefit plans.

Investing Activities of Continuing Operations
The decrease in net cash used in investing activities for the first quarter 2007 from the first quarter 2006 was primarily comprised of a decrease in capital expenditures of $6.3 million to $36.9 million during first quarter 2007 as compared to $43.2 million during first quarter 2006.
We expect capital expenditures in 2007 to be in the range of $270 million to $290 million, reflecting continued cash expenditures for investments in programs such as the Boeing 787 and the Airbus A350 XWB, capital expenditures for facility expansions to support increased aftermarket demand, low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. Of these capital expenditures, approximately 40% are expected to be associated with investments in low cost country manufacturing, previously announced MRO facility expansions and new facilities to support aftermarket sales growth, and expenditures related to the company-wide implementation of an ERP system.
Financing Activities of Continuing Operations
The increase in net cash used in financing activities for the first quarter 2007 from the first quarter 2006 was primarily comprised of the following:
•	Purchases of our common stock during first quarter 2007 totaling $57.8 million, primarily in conjunction with the share repurchase program announced on October 24, 2006;

•	Repayments of short-term debt totaling $11.8 million during first quarter 2007, as compared to increased short-term debt of $6.1 million during first quarter 2006; and

•	An increase of $18.3 million of proceeds from the issuance of common stock, primarily for share-based compensation awards, to $36.8 million during first quarter 2007, as compared to $18.5 million during first quarter 2006.
On October 24, 2006, our Board of Directors approved a program that authorizes us to repurchase up to $300 million of our common stock. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. While no time limit was set for completion of the program, we expect repurchases to occur over a three year period. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as we deem appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate us to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. As of March 31, 2007, we have purchased approximately 1.4 million shares for approximately $71 million.
On February 20, 2007, our Board of Directors declared a quarterly dividend of $0.20 per share on our common stock, paid April 2, 2007 to shareholders of record as of March 5, 2007.
Discontinued Operations
Net cash provided by discontinued operations was $9.1 million in the first quarter 2006 primarily from insurance settlements, net of tax, with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.

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
Estimates of our environmental liabilities are based on current facts, laws, regulations and technology. These estimates take into consideration our prior experience and professional judgment of our environmental specialists in consultation with outside environmental specialists, when necessary. Estimates of our environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.
Accordingly, as investigation and remediation proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations in a given period. Based on currently available information, however, we do not believe that future environmental costs in excess of those accrued with respect to sites for which we have been identified as a potentially responsible party are likely to have a material adverse effect on our financial condition. There can be no assurance, however, that future developments will not have a material adverse effect on our results of operations or cash flows in a given period.

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
Our Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $72.6 million and $74.3 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006 $17.5 million, and $17.7 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At March 31, 2007 and December 31, 2006, $30.1 million and $31 million, respectively, was associated with ongoing operations and $42.5 million and $43.3 million, respectively, was associated with businesses previously disposed of or discontinued.
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
At March 31, 2007, the deferred settlement credit was approximately $38 million for which approximately $3 million was reported in accrued expenses and approximately $35 million as a long-term liability. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Guarantees
At March 31, 2007, we had an outstanding contingent liability for guarantees of debt and lease payments of $2 million, letters of credit and bank guarantees of $54.1 million and residual value of lease obligations of $32.3 million. See Note 15, “Guarantees” to our Condensed Consolidated Financial Statements.
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
The current IRS examination cycle began in 2005 and involves the taxable years ended December 31, 2000 through December 31, 2004. The examination team has substantially completed field work. There were numerous issues raised by the IRS, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We believe that agreement could be reached with the IRS on most of these issues during 2007. We cannot, however, predict the ultimate outcome of the current IRS examination.
The prior examination cycle, which began in 2002, includes the consolidated income tax groups in the audit periods identified below:

Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998 — 1999 (including Rohr and Coltec)

We previously reached final settlement with the IRS on all but one of the issues raised related to the prior examination cycle. We anticipate filing a petition with the U.S. Tax Court to contest the remaining unresolved issue which involves the proper timing of certain deductions. We believe the amount of the estimated tax liability if the IRS were to prevail is fully reserved. We cannot predict the timing or ultimate outcome of this matter.
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $21 million as of March 31, 2007. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10.5 million as of March 31, 2007. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $21 million of interest or $10.5 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in late 2007 or early 2008.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact of the adoption of SFAS 159 on our financial condition, results of operations and cash flows.
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

Accounting for Postretirement Benefits Associated with Split-Dollar Life Insurance
In September 2006, the FASB ratified Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) and in March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split -dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of the adoption of EITF 06-4 and EITF 06-10 on our financial condition, results of operations and cash flows.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing obligations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.
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
Income Taxes
In accordance with SFAS 109, Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” as of each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. In addition, we establish reserves for tax contingencies in accordance with FIN 48. The estimate of our effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Further influencing this estimate are evolving interpretations of new and existing tax laws, rulings by taxing authorities and court decisions. Due to the subjective and complex nature of these underlying issues, our actual effective tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded.

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
Entry Fees
Certain businesses in our Nacelles and Interior Systems and Electronic Systems segments make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis to cost of sales or as a reduction of sales, as appropriate. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value.
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
Service and Product Warranties
We provide service and warranty policies on certain of our products. We accrue liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with Statement of Financial Accounting Standards No 5, “Accounting for Contingencies”. Adjustments are made to accruals as claim data and historical experience change. In addition, we incur discretionary costs to service its products in connection with product performance issues.
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

Pension and Postretirement Benefits Other Than Pensions
We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. The U.S. discount rate was determined based on a customized yield curve approach. Our projected pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rate was used to determine the benefit obligations. In Canada and the U.K., a similar approach to determining discount rates in the U.S. was utilized. The appropriate benchmarks by applicable country were used for pension plans other than those in the U.S., U.K., and Canada to determine the discount rate assumptions.
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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2006 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 16, “Derivatives and Hedging Activities” of our Unaudited Condensed Consolidated Financial Statements in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities. At March 31, 2007, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by approximately $2.4 million. At March 31, 2007, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $189 million. The fair value of these forward contracts was $73.9 million at March 31, 2007. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

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
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the Evaluation Date). Based upon that evaluation, our Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance regarding management’s disclosure control objectives.
Changes in Internal Control
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos” and “Tax” in Note 14, “Contingencies” to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report of Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended March 31, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (2)	the Plans or Programs (2)

January 2007	38,429	$45.29	37,300
February 2007	892,227	50.95	803,800
March 2007	210,882	50.75	206,000

Total	1,141,538	$50.72	1,047,100	$229 million

(1)	The category includes 94,438 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under our repurchase program that was announced on October 24, 2006 (the “Program”). Under the Program we are authorized to repurchase up to $300 million of our common stock. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have purchased all shares authorized for repurchase.
Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number Two to the Goodrich Corporation 2001 Equity Compensation Plan

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2007	GOODRICH CORPORATION
/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Senior Vice President and Chief Financial Officer

/s/ SCOTT A. COTTRILL
Scott A. Cottrill Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 4(B) to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 333-98165), is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number Two to the Goodrich Corporation 2001 Equity Compensation Plan.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.*

Exhibit 32	Section 1350 Certifications.*

*	Submitted electronically herewith.