Form 10-Q
period 2007-06-30
GOODRICH CORP
filed 2007-07-30
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-892

GOODRICH CORPORATION
(Exact name of registrant as specified in its charter)

New York (State of Incorporation) Four Coliseum Centre 2730 West Tyvola Road Charlotte, North Carolina (Address of Principal Executive Offices)	34-0252680 (I.R.S. Employer Identification No.) 28217 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2007, there were 125,244,228 of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of June 30, 2007, and the related condensed consolidated statement of income for the three-month and six-months period ended June 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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

/s/ Ernst & Young LLP

Charlotte, North Carolina
July 26, 2007

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions, except per share amounts)

Sales	$1,622.4	$1,483.2	$3,210.9	$2,907.0
Operating costs and expenses:
Cost of sales	1,139.1	1,088.0	2,272.8	2,131.9
Selling and administrative costs	261.1	227.3	516.9	464.5

	1,400.2	1,315.3	2,789.7	2,596.4

Operating Income	222.2	167.9	421.2	310.6
Interest expense	(30.8)	(31.3)	(62.4)	(63.3)
Interest income	1.5	1.1	3.3	2.2
Other income (expense) — net	(17.7)	(20.9)	(33.3)	(31.5)

Income from continuing operations before income taxes	175.2	116.8	328.8	218.0
Income tax benefit (expense)	(50.1)	(35.7)	(103.9)	63.4

Income From Continuing Operations	125.1	81.1	224.9	281.4
Income (loss) from discontinued operations — net of income taxes	(0.3)	(0.1)	(0.3)	0.5
Cumulative effect of change in accounting	—	—	—	0.6

Net Income	$124.8	$81.0	$224.6	$282.5

Basic Earnings Per Share
Continuing operations	$1.00	$0.65	$1.79	$2.27
Discontinued operations	—	—	—	—
Cumulative effect of change in accounting	—	—	—	0.01

Net Income	$1.00	$0.65	$1.79	$2.28

Diluted Earnings Per Share
Continuing operations	$0.98	$0.64	$1.76	$2.23
Discontinued operations	—	—	—	—
Cumulative effect of change in accounting	—	—	—	0.01

Net Income	$0.98	$0.64	$1.76	$2.24

Dividends Declared Per Common Share	$0.20	$0.20	$0.40	$0.40

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONSENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2007	2006
	(Dollars in millions,
	except share amounts)

Current Assets
Cash and cash equivalents	$213.4	$201.3
Accounts and notes receivable, less allowances for doubtful receivables ($19.6 at June 30, 2007 and $19.8 at December 31, 2006)	1,039.9	912.4
Inventories — net	1,749.6	1,551.8
Deferred income taxes	232.8	250.3
Prepaid expenses and other assets	83.0	91.7

Total Current Assets	3,318.7	3,007.5

Property, plant and equipment — net	1,351.5	1,327.7
Prepaid pension	2.6	2.3
Goodwill	1,350.7	1,341.3
Identifiable intangible assets — net	466.9	472.0
Deferred income taxes	43.4	35.5
Other assets	736.8	714.9

Total Assets	$7,270.6	$6,901.2

Current Liabilities
Short-term debt	$10.4	$11.8
Accounts payable	661.1	584.6
Accrued expenses	867.6	819.0
Income taxes payable	102.6	212.5
Deferred income taxes	3.3	3.3
Current maturities of long-term debt and capital lease obligations	1.1	1.4

Total Current Liabilities	1,646.1	1,632.6

Long-term debt and capital lease obligations	1,720.5	1,721.7
Pension obligations	535.0	612.1
Postretirement benefits other than pensions	371.2	379.1
Long-term income taxes payable	148.5	—
Deferred income taxes	60.5	57.2
Other non-current liabilities	533.0	521.8
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 141,455,931 shares at June 30, 2007 and 139,041,884 shares at December 31, 2006 (excluding 14,000,000 shares held by a wholly owned subsidiary)	707.3	695.2
Additional paid-in capital	1,401.6	1,313.3
Income retained in the business	850.6	666.5
Accumulated other comprehensive income (loss)	(151.8)	(260.8)
Common stock held in treasury, at cost (16,211,703 shares at June 30, 2007 and 14,090,913 shares at December 31, 2006)	(551.9)	(437.5)

Total Shareholders’ Equity	2,255.8	1,976.7

Total Liabilities And Shareholders’ Equity	$7,270.6	$6,901.2

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in millions)

Operating Activities
Net income	$224.6	$282.5
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	0.3	(0.5)
Cumulative effect of change in accounting	—	(0.6)
Restructuring and consolidation:
Expenses	0.8	3.6
Payments	(2.1)	(3.6)
Pension and postretirement benefits:
Expenses	61.3	73.9
Contributions and benefit payments	(114.7)	(32.3)
Asset impairments	—	0.9
Depreciation and amortization	124.6	117.6
Excess tax benefits related to share-based payment arrangements	(9.6)	(4.0)
Share-based compensation expense	32.2	28.6
Loss on exchange and extinguishment of debt	—	1.0
Deferred income taxes	(20.3)	(19.4)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(113.0)	(134.3)
Change in receivables sold, net	—	(97.1)
Inventories, net of pre-production and excess-over-average	(104.5)	(100.3)
Pre-production and excess-over-average inventories	(64.3)	(52.5)
Other current assets	9.1	11.9
Accounts payable	66.2	64.7
Accrued expenses	32.0	(21.1)
Income taxes payable	76.2	(38.3)
Other non-current assets and liabilities	(1.1)	(25.8)

Net Cash Provided By Operating Activities	197.7	54.9

Investing Activities
Purchases of property, plant and equipment	(96.2)	(95.1)
Proceeds from sale of property, plant and equipment	0.7	1.4

Net Cash Used In Investing Activities	(95.5)	(93.7)

Financing Activities
Increase (decrease) in short-term debt, net	(1.8)	8.0
Loss on exchange or extinguishment of debt	—	(3.5)
Proceeds from issuance of long-term debt	—	512.8
Repayment of long-term debt and capital lease obligations	(0.7)	(534.0)
Proceeds from issuance of common stock	68.1	46.1
Purchases of treasury stock	(113.3)	(1.9)
Dividends	(50.5)	(49.8)
Excess tax benefits related to share-based payment arrangements	9.6	4.0
Distributions to minority interest holders	(2.5)	(1.9)

Net Cash Used In Financing Activities	(91.1)	(20.2)

Discontinued Operations
Net cash provided by (used in) operating activities	(0.7)	11.2
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	—	—

Net cash (used in) provided by discontinued operations	(0.7)	11.2
Effect of exchange rate changes on cash and cash equivalents	1.7	4.9

Net increase in cash and cash equivalents	12.1	(42.9)
Cash and cash equivalents at beginning of period	201.3	251.3

Cash and cash equivalents at end of period	$213.4	$208.4

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying Unaudited Condensed Consolidated Financial Statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available.
Note 2. New Accounting Standards Not Yet Adopted
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of the adoption of SFAS 159 on the Company’s financial condition and results of operations.

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
Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards
In July 2007, the FASB ratified Emerging Issues Tax Force No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payments Awards” (EITF 06-11). EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify those tax benefits from additional paid-in capital (APIC) to the income statement when the related award is forfeited or no longer expected to vest. The amount reclassified is limited to the amount of the Company’s APIC pool balance on the reclassification date. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-11 on the Company’s financial condition and results of operations.
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

Note 3. Business Segment Information
Effective January 1, 2007, the Company realigned its businesses within its three reporting segments. Under the new organizational structure, several businesses were combined into larger strategic business units and several businesses were moved into different segments from the prior reporting structure. The segment reporting structure was designed to accelerate the Company’s focus on operational excellence and to further enhance the Company’s alignment with its key product and technology areas. Along with the segment realignment, the results of the Company’s customer services business were allocated to the business that manufactures the product or system. Additionally, Enterprise Resource Planning (ERP) implementation costs that are not directly associated with a specific business and a pension curtailment charge were reported as a component of corporate administrative expense. Prior period results have been reclassified to conform to the new organizational structure. Effective January 1, 2007, the Company’s three business segments are as follows.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$635.3	$561.9	$1,244.5	$1,100.3
Nacelles and Interior Systems	533.6	514.9	1,080.5	1,008.7
Electronic Systems	453.5	406.4	885.9	798.0

	$1,622.4	$1,483.2	$3,210.9	$2,907.0

Intersegment sales:
Actuation and Landing Systems	$6.7	$6.4	$13.4	$12.6
Nacelles and Interior Systems	4.9	4.6	9.3	8.2
Electronic Systems	7.5	7.0	17.1	16.6

	$19.1	$18.0	$39.8	$37.4

Operating income:
Actuation and Landing Systems	$61.0	$39.3	$110.9	$62.6
Nacelles and Interior Systems	135.3	114.8	261.6	219.6
Electronic Systems	62.6	54.1	117.4	97.0

	258.9	208.2	489.9	379.2
Corporate general and administrative expenses	(32.7)	(23.9)	(61.4)	(51.1)
ERP implementation costs	(4.0)	(5.5)	(7.3)	(6.6)
Pension curtailment	—	(10.9)	—	(10.9)

Total operating income	$222.2	$167.9	$421.2	$310.6

	June 30,	December 31,
	2007	2006
Total assets:
Actuation and Landing Systems	$2,354.6	$2,182.0
Nacelles and Interior Systems	2,311.9	2,150.1
Electronic Systems	1,955.5	1,904.7
Corporate	648.6	664.4

	$7,270.6	$6,901.2

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(4.4)	$(4.2)	$(9.2)	$(9.0)
Loss on exchange and extinguishment of debt	—	(4.8)	—	(4.8)
Expenses related to previously owned businesses	(5.6)	(6.6)	(11.3)	(8.0)
Minority interest and equity in affiliated companies	(7.2)	(3.6)	(12.8)	(7.4)
Other — net	(0.5)	(1.7)	—	(2.3)

Other income (expense) — net	$(17.7)	$(20.9)	$(33.3)	$(31.5)

“Expenses related to previously owned businesses” primarily relates to litigation and costs to remediate environmental issues.

Note 5. Discontinued Operations
Discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)		(Dollars in millions)
Sales	$—	$—	$—	$—

Operating income	$(0.5)	$(0.1)	$(0.5)	$0.9
Income tax benefit (expense)	$0.2	$—	$0.2	$(0.4)

Income (loss) from discontinued operations	$(0.3)	$(0.1)	$(0.3)	$0.5

Income from discontinued operations for the six months ended June 30, 2006 included insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation, net of related expenses.
Note 6. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per share — income from continuing operations	$125.1	$81.1	$224.9	$281.4

Denominator
Denominator for basic earnings per share — weighted-average shares	125.3	124.5	125.3	124.0
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	2.5	1.8	2.4	1.9
Other deferred compensation shares	0.1	0.1	0.1	0.1

	2.6	1.9	2.5	2.0

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	127.9	126.4	127.8	126.0

Per share income from continuing operations
Basic	$1.00	$0.65	$1.79	$2.27

Diluted	$0.98	$0.64	$1.76	$2.23

At June 30, 2007 and 2006, the Company had approximately 5.1 million and 6.3 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the six months ended June 30, 2007, diluted earnings per share excludes 650 stock options that are anti-dilutive, due to the current market price of the Company’s stock being less than the exercise price, and 715,000 of stock options, that vest solely based upon a market condition. For the six months ended June 30, 2006, approximately 33,000 anti-dilutive stock options were excluded from diluted earnings per share.
During the six months ended June 30, 2007 and 2006, the Company issued approximately 2.4 million and 1.7 million, respectively, of shares of common stock pursuant to stock option exercises and other stock-based compensation plans.

During the six months ended June 30, 2007, the Company repurchased approximately 2 million shares under the share repurchase program that was approved by the Board of Directors on October 24, 2006.
Note 7. Sale of Receivables
Prior to June 30, 2006, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million.
Effective June 30, 2006, the Company terminated the variable rate trade receivable securitization program and repaid the balance of $97.1 million.
Note 8. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$342.7	$334.9
In-process	989.1	880.9
Raw materials and supplies	497.2	416.0

	1,829.0	1,631.8

Less:
Reserve to reduce certain inventories to LIFO basis	(49.5)	(48.5)
Progress payments and advances	(29.9)	(31.5)

Total	$1,749.6	$1,551.8

In-process inventory includes $463.5 million and $399 million as of June 30, 2007 and December 31, 2006, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The June 30, 2007 balance of $463.5 million includes $267 million related to Boeing 787 contracts.
The Company uses the last-in, first-out (LIFO) method of valuing inventory at certain locations. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 9. Goodwill and Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows:

		Business
	Balance	Combinations	Foreign	Balance
	December 31,	Completed or	Currency	June 30,
	2006	Finalized	Translation	2007
	(Dollars in millions)
Actuation and Landing Systems	$326.3	$—	$4.7	$331.0
Nacelles and Interior Systems	422.9	—	1.9	424.8
Electronic Systems	592.1	—	2.8	594.9

	$1,341.3	$—	$9.4	$1,350.7

Note 10. Financing Arrangements
The Company has a $500 million committed global syndicated revolving credit facility. In May 2007, the Company and the lenders agreed to amend the facility, which included extending the maturity of the facility by one year from May 2011 to May 2012. Borrowings under this facility bear interest, at the Company’s option, at rates tied to the agent bank’s prime rate or, for U.S. Dollar or Great Britain Pounds Sterling borrowings, the London interbank offered rate and for Euro Dollar borrowings, the EURIBO rate, the amount borrowed, and the Company’s public debt rating by Standard & Poor, Moody’s and Fitch.
At June 30, 2007 and December 31, 2006, there were $34.9 million in borrowings and $20.4 million in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of June 30, 2007, the Company had borrowing capacity under this facility of $444.7 million, after reductions for borrowings and letters of credit outstanding under the facility.
At June 30, 2007, the Company also maintained $75 million of uncommitted domestic money market facilities and $165.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At June 30, 2007, there were $10.4 million borrowings outstanding under these facilities. At December 31, 2006, there were $11.8 million outstanding borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s common stock. Under the most restrictive of these covenants, $1,269.3 million of income retained in the business and additional paid in capital was free from such limitations at June 30, 2007.
Lease Commitments
The Company finances certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease aircraft and equipment having a maximum unamortized value of $150 million at June 30, 2007. These leases are priced at a spread over LIBOR and are extended periodically, unless notice is provided, through the end of the lease terms. At June 30, 2007, future payments under these leases total $15.7 million through the end of the lease terms. At June 30, 2007, the Company had guarantees of residual values on lease obligations of $32 million. The Company is obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under the standard operating leases approximated $127.2 million at June 30, 2007.

Note 11. Pensions and Postretirement Benefits
Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three and six months ended June 30, 2007 and 2006. The net periodic benefit costs (income) for divested or discontinued operations retained by the Company are included in the amounts below.

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Service cost	$12.2	$12.2	$7.0	$7.2	$1.2	$1.0
Interest cost	40.5	37.9	9.5	8.2	1.3	1.3
Expected rate of return on plan assets	(49.8)	(43.5)	(15.0)	(12.8)	(1.5)	(1.2)
Amortization of prior service cost	1.9	2.5	(0.2)	(0.5)	—	—
Amortization of actuarial (gain) loss	17.1	10.2	—	(0.3)	0.2	0.3

Periodic benefit cost (income)	21.9	19.3	1.3	1.8	1.2	1.4
Settlements and curtailments (gain) loss	—	10.9	—	—	—	—
Special termination benefit charge (credit)	—	—	—	0.2	—	—

Net benefit cost (income)	$21.9	$30.2	$1.3	$2.0	$1.2	$1.4

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Six Months		Six Months		Six Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Service cost	$23.5	$25.9	$14.5	$14.4	$2.3	$2.1
Interest cost	80.5	76.2	19.5	16.3	2.6	2.5
Expected rate of return on plan assets	(98.6)	(89.4)	(29.8)	(24.6)	(2.9)	(2.6)
Amortization of prior service cost	3.8	4.7	(0.5)	(0.5)	—	—
Amortization of actuarial (gain) loss	32.7	26.2	—	—	0.5	0.6

Periodic benefit cost (income)	41.9	43.6	3.7	5.6	2.5	2.6
Settlements and curtailments (gain) loss	—	10.9	—	—	—	—
Special termination benefit charge (credit)	—	—	—	0.2	—	—

Net benefit cost (income)	$41.9	$54.5	$3.7	$5.8	$2.5	$2.6

The following table provides the weighted-average assumptions used to determine the net periodic benefit costs (income).

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three and Six Months Ended		Three and Six Months Ended		Three and Six Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
Discount rate 2007	5.89%	N.A.	5.00%	N.A.	4.88%	N.A.
Discount rate 1/1/06-4/10/06	N.A.	5.64%	N.A.	4.75%	N.A.	4.76%
Discount rate 4/11/06-5/18/06	N.A.	6.01%	N.A.	4.75%	N.A.	4.76%
Discount rate 5/19/06-6/30/06	N.A.	6.34%	N.A.	4.75%	N.A.	4.76%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.28%	8.34%
Rate of compensation increase	3.86%	3.63%	3.50%	3.50%	3.36%	3.34%
Two significant events occurred in the second quarter of 2006 which required remeasurement of plan obligations and assets for the U.S. pension plans. Assumptions were reevaluated at April 11, 2006 to remeasure plan obligations and assets in connection with the Company’s definitive agreement to divest the turbomachinery products business (which agreement was subsequently terminated). On May 19, 2006, pension assumptions were again reevaluated to remeasure plan obligations and assets due to the closure of the election period for the Company’s Retirement Choice Program.

Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit costs for the three months and six months ended June 30, 2007 and 2006. Other postretirement benefits (OPEB) related to divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in millions)

Service cost	$0.5	$0.7	$1.0	$0.7
Interest cost	5.6	5.2	11.5	9.8
Amortization of prior service cost	(0.1)	—	(0.1)	(0.1)
Amortization of actuarial (gain) loss	(0.7)	0.8	0.8	0.6

Periodic benefit cost	5.3	6.7	13.2	11.0

Settlements and curtailments (gain) loss	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—

Net periodic benefit cost	$5.3	$6.7	$13.2	$11.0

The following table provides the assumptions used to determine the net periodic postretirement benefit costs.

	Three and Six Months Ended June 30,
	2007	2006
Discount rate	5.79%	5.55%
Healthcare trend rate	9% in 2007 to 5% in 2013	9% in 2006 to 5% in 2010
Note 12. Comprehensive Income (Loss)
Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in millions)

Net income	$124.8	$81.0	$224.6	$282.5
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	46.8	64.1	58.2	75.9
Pension/OPEB liability adjustments during the period	9.9	109.3	26.5	109.3
Gain (loss) on cash flow hedges	32.6	46.5	24.3	50.1
Gain (loss) on certain investments	—	(0.1)	—	(0.1)

Total comprehensive income	$214.1	$300.8	$333.6	$517.7

Accumulated other comprehensive income (loss) consisted of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in millions)

Cumulative unrealized foreign currency translation gains (losses)	$306.6	$248.4
Pension/OPEB liability adjustments	(537.1)	(563.6)
Accumulated gains (losses) on cash flow hedges	78.7	54.4

Total accumulated other comprehensive income (loss)	$(151.8)	$(260.8)

The pension/OPEB liability amounts above are net of deferred taxes of $337.6 million and $341.8 million at June 30, 2007 and December 31, 2006, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $42 million and $30.1 million at June 30, 2007 and December 31, 2006, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Note 13. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2007 was 28.6%. Significant items that had an impact on the effective tax rate included tax benefit from domestic production activities which reduced the effective tax rate by approximately 1 percentage point, domestic and foreign tax credits which reduced the effective tax rate by approximately 4 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, an elimination of certain valuation allowances against the net operating losses of a foreign subsidiary which reduced the effective tax rate by approximately 6 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $10 million increase to the January 1, 2007 balance of retained earnings with a corresponding decrease to reserves for tax contingencies. The Company had a $209.2 million liability recorded for unrecognized tax benefits as of January 1, 2007, which included interest and penalties of $118 million. The Company continues to record interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $163 million. At June 30, 2007, the Company had a $225.7 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $122.9 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $177.8 million.
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

Note 14. Contingencies
General
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, arising from the ordinary course of business, including commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flow. From time to time, the Company is also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are expensed as incurred.
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
Accordingly, as investigation and remediation proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the results of operations and cash flows in a given period. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites for which the Company has been identified as a potentially responsible party are likely to have a material adverse effect on its financial condition. There can be no assurance, however, that future developments will not have a material adverse effect on its results of operations or cash flows in a given period.

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
The Company’s Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $71.5 million and $74.3 million at June 30, 2007 and at December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, $16.2 million and $17.7 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At June 30, 2007 and December 31, 2006, $30.1 million and $31 million, respectively, was associated with ongoing operations and $41.4 million and $43.3 million, respectively, was associated with previously owned businesses.
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

Insurance Coverage
Kemper Insurance (Kemper) provided the Company’s pre-1976 primary layer of insurance coverage for third party claims. Kemper is currently operating under a “run-off” plan under the supervision of the Illinois Division of Insurance. On May 1, 2007, the Company commuted the Kemper policies in return for a cash payment. The agreement with Kemper was approved by the State of Illinois.
In addition, a portion of the Company’s primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent or undergoing solvent schemes of arrangement. The Company has entered into settlement agreements with a number of these insurers pursuant to which the Company agreed to give up its rights with respect to certain insurance policies in exchange for negotiated payments. These settlements represent negotiated payments for the Company’s loss of insurance coverage, as it no longer has insurance available for claims that may have qualified for coverage. A portion of these settlements was recorded as income for reimbursement of past claim payments under the settled insurance policies and a portion was recorded as a deferred settlement credit for future claim payments.
At June 30, 2007, the deferred settlement credit was approximately $54.7 million for which approximately $10.9 million was reported in accrued expenses and approximately $43.8 million was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Aerostructures Long-Term Contracts
The aerostructures business has several long-term contracts in the pre-production and early production phases (e.g., Boeing 787, Airbus A380 and A350 XWB). The pre-production phase includes design of the product to meet customer specifications as well as design of the processes to manufacture the product. Also involved in this phase is securing supply of material and subcomponents produced by third party suppliers that are generally accomplished through long-term supply agreements. In addition to these factors, contracts in the early production phase include excess-over-average inventories, which represent the excess of current manufactured cost over the estimated average manufactured cost over the life of the contract. Cost estimates over the life of the contract are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover periods of up to 20 years or more, there is risk that estimates of future costs made during the pre-production and early production phases will be different from actual costs and that difference could be significant.

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
The prior examination cycle, which began in 2002, includes the consolidated income tax groups in the audit periods identified below:

Coltec Industries Inc and Subsidiaries Goodrich Corporation and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition) 1998-1999 (including Rohr and Coltec)
The IRS and the Company previously reached final settlement on all but one of the issues raised related to the prior examination cycle. The Company received statutory notices of deficiency dated June 14, 2007 related to the prior examination cycles. The Company anticipates filing a petition with the U.S. Tax Court to contest the remaining unresolved issue which involves the proper timing of certain deductions. The Company believes the amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of this matter.
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $21 million as of June 30, 2007. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10.5 million as of June 30, 2007. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $21 million of interest or $10.5 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in late 2007 or early 2008.

Note 15. Guarantees
The Company extends financial and product performance guarantees to third parties. As of June 30, 2007, the following environmental remediation indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
Environmental remediation indemnification (Note 14)	No limit	$16.9
Debt and lease payments	$2.0	$—
Residual value on leases (Note 10)	$32.0	$—
Letter of credit and bank guarantees	$52.2	$—
The letters of credit and bank guarantees of $52.2 million are inclusive of $20.4 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, which are discussed in Note 10, “Financing Arrangements”. The debt and lease payments primarily represent obligations of the Company under industrial development revenue bonds to finance additions to facilities that have since been divested. Each of these obligations was assumed by a third party in connection with the Company’s divestiture of the related facilities. If the assuming parties default, the Company will be liable for payment of the obligations. The industrial development revenue bonds mature in February 2008. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.
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
The changes in the carrying amount of service and product warranties for the six months ended June 30, 2007 are as follows:

(Dollars in millions)
Balance at December 31, 2006	$160.3
Net provisions for warranties issued during the year	23.3
Net (benefit) provisions for warranties existing at the beginning of the year	(3.8)
Payments	(17.6)
Foreign currency translation	2.8

Balance at June 30, 2007	$165.0

The current and long-term portions of service and product warranties were as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in millions)
Short-term liabilities	$66.5	$57.5
Long-term liabilities	98.5	102.8

Total	$165.0	$160.3

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
Foreign Currency Contracts
The Company enters forward contracts to manage its Great Britain Pounds Sterling, Euros, Canadian Dollars and Polish Zloty foreign currency exposures.
The total fair value of the Company’s forward contracts accounted for as cash flow hedges was a gain of $122.8 million (before deferred taxes of $42 million) at June 30, 2007. The notional value of the forward contracts at June 30, 2007 was $1,828.2 million. As of June 30, 2007, the amount of accumulated other comprehensive income that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $51 million. These forward contracts mature on a monthly basis with maturity dates that range from July 2007 to December 2011.
The Company also uses forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These contracts are not designated as hedges. Accordingly, the gains or losses on these contracts are recorded in cost of sales. The notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Under this program, as of June 30, 2007, the Company had forward contracts with a notional value of $236 million, of which approximately $213 million matures monthly and $23 million matures through 2011.
Interest Rate Swaps
The notional amounts of outstanding interest rate swaps accounted for as fair value hedges at June 30, 2007 totaled $193 million with maturity dates ranging from 2008 to 2016. The fair value of the interest rate swaps was a net liability/loss of $3.3 million at June 30, 2007.
Note 17. Share-Based Compensation
During the three and six months ended June 30, 2007 and 2006, the Company expensed share-based compensation awards under the Goodrich Corporation 2001 Equity Compensation Plan and the Goodrich Corporation Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The compensation cost recorded for share-based compensation plans during the three months ended June 30, 2007 and 2006 totaled $16 million and $6.7 million, respectively. The compensation cost recorded for share-based compensation plans during the six months ended June 30, 2007 and 2006 totaled $32.2 million and $28.6 million, respectively.

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
Capacity in the global airline system, as measured by ASMs, is expected to grow at about 4% to 5% in 2007. Goodrich sales to airline and package carriers for large commercial and regional aircraft aftermarket parts and services are expected to grow by 13% to 15% in 2007 compared to 2006.
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
Second Quarter 2007 Sales Content by Market Channel
During the second quarter 2007, approximately 95% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	13%
Boeing Commercial OE	11%
Regional and General Aviation Airplane OE	8%

Total Commercial and General Aviation Airplane OE	32%

Large Commercial Airplane Aftermarket	29%
Regional and General Aviation Airplane Aftermarket	7%
Heavy Airplane Maintenance	3%

Total Commercial and General Aviation Airplane Aftermarket	39%

Total Defense and Space	24%

Other	5%

Total	100%

Summary Performance — Second Quarter 2007 as Compared to Second Quarter 2006

	Second Quarter
	2007	2006	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,622.4	$1,483.2	9.4

Segment operating income(1)	$258.9	$208.2	24.4

Percent of sales	16.0%	14.0%
Income from continuing operations before income taxes	$175.2	$116.8	50.0

Income from continuing operations	$125.1	$81.1	54.3

Net income	$124.8	$81.0	54.1

Effective tax rate	28.6%	30.6%
Diluted EPS:
Continuing operations	$0.98	$0.64	53.1

Net income	$0.98	$0.64	53.1

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments except for certain Enterprise Resource Planning (ERP) system implementation expenses and pension curtailment expenses in 2006, which were not allocated to the segments. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.
The sales increase of 9.4% in the second quarter 2007 as compared to the second quarter 2006 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales decreased by approximately 1%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 26%;

•	Large commercial, regional and general aviation airplane aftermarket sales increased by approximately 14%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 8%.
The segment operating income growth of 24.4% was generated by strong sales growth, favorable pricing and product mix and improved operational performance in most businesses.
The change in income from continuing operations before income taxes during the second quarter 2007 as compared to the second quarter 2006 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Foreign exchange rate impact, including net monetary asset remeasurement	$(3.4)	$(2.1)	$(0.02)

Loss on exchange and extinguishment of debt in 2006	$4.8	$3.0	$0.02

Higher share-based compensation	$(9.3)	$(5.6)	$(0.05)

Lower net pension expense, including 2006 pension curtailment	$9.0	$5.6	$0.04

Summary Performance — Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

	Six Months Ended,
	June 30
	2007	2006	% Change
	(Dollars in millions, except diluted EPS)
Sales	$3,210.9	$2,907.0	10.5

Segment operating income(1)	$489.9	$379.2	29.2

Percent of sales	15.3%	13.0%
Income from continuing operations before income taxes	$328.8	$218.0	50.8

Income from continuing operations	$224.9	$281.4	(20.1)

Net income	$224.6	$282.5	(20.5)

Effective tax rate (benefit)(2)	31.6%	(29.1)%
Diluted EPS:
Continuing operations	$1.76	$2.23	(21.1)

Net income	$1.76	$2.24	(21.4)

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments except for certain enterprise ERP system implementation expenses and pension curtailment expenses in 2006, which were not allocated to the segments. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.

(2)	The change in our effective tax rate resulted primarily from the reversal of tax reserves in connection with the favorable Rohr and Coltec tax settlements, which reduced the tax rate by approximately 60 percentage points, or $1.05 per diluted share, for the six months ended June 30, 2006.
The sales increase of 10.5% during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was driven primarily by growth in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately 2%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 16%;

•	Large commercial, regional and general aviation airplane aftermarket sales increased by approximately 18%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 8%.
The segment operating income growth of 29.2% was generated by higher volume in all of our segments, including strong aftermarket sales growth in all of our major businesses, and improved product performance in our aircraft wheel and brake business unit.

The change in income from continuing operations before income taxes during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Foreign exchange rate impact, including net monetary asset remeasurement	$(14.1)	$(8.8)	$(0.07)

Loss on exchange and extinguishment of debt in 2006	$4.8	$3.0	$0.02

Lower net pension expense, including 2006 pension curtailment	$14.6	$9.1	$0.07

Net cash provided by operating activities for the six months ended June 30, 2007 was $197.7 million, an increase of $142.8 million from net cash provided by operating activities of $54.9 million for the six months ended June 30, 2006. The increase was primarily due to increased before tax income of $111 million and a non-recurring cash outlay of approximately $97 million relating to the termination of our accounts receivable securitization program in 2006. These increases were offset by higher first half 2007 pension plan contributions of approximately $83 million.
2007 Outlook
We expect the following results for the year ending December 31, 2007:

	2007 Outlook	2006 Actual
Sales	$6.5-$6.6 billion	$5.9 billion
Diluted EPS — Net Income	$3.50-$3.60 per share	$3.81 per share*
Capital Expenditures	$270-$290 million	$256.8 million
Operating Cash Flow net of Capital Expenditures	60%-75% of income from continuing operations	4% of income from continuing operations

*	includes a tax benefit of $1.15 related primarily to the Rohr and Coltec tax settlements in 2006.
We continue to expect that 2007 will be another year of strong sales growth with improving segment operating income margins. Full year 2007 sales expectations have been increased to $6.5 to $6.6 billion, compared with prior expectations of $6.3 to $6.5 billion provided in our Form 10-Q for the quarter ended March 31, 2007. The outlook for 2007 net income per diluted share has been increased to $3.50 to $3.60, compared with prior expectations of $3.20 to $3.35, reflecting sales growth in all major market channels and margin expansion driven by sales growth, favorable mix and improved operating efficiencies.
The 2007 outlook assumes, among other factors, a full-year effective tax rate of 31% to 33%, which may vary from quarter-to-quarter depending on many factors, including settlements with state, federal and international tax authorities.
To provide the most meaningful comparison between 2006 results and the outlook for 2007 net income per diluted share, we believe that the 2006 net income per diluted share of $3.81 should be adjusted for the impact of the $1.15 per diluted share related to tax settlements that were completed during 2006. Excluding these tax settlements, net income per diluted share for 2006 was $2.66, compared to expected results of $3.50 to $3.60 for 2007.

We continue to expect net cash provided by operating activities, minus capital expenditures, to be in the range of 60% to 75% of net income in 2007. This outlook reflects a continuation of cash expenditures for investments in the Boeing 787 Dreamliner and the Airbus A350 XWB and capital expenditures for facility expansions to support increased aftermarket demand, low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We continue to expect capital expenditures for 2007 to be in a range of $270 to $290 million. Of these capital expenditures, approximately 40% are expected to be associated with investments in low cost country manufacturing, previously announced Maintenance, Repair and Operation (MRO) facility expansions and new facilities to support aftermarket sales growth, and expenditures related to the implementation of a company-wide ERP system.
The current sales, net income and net cash provided by operating activities outlooks for 2007 do not include the impact of acquisitions or divestitures or resolution of an A380 claim against Northrop Grumman.
Our 2007 outlook includes a new long-term agreement with Boeing under which we will continue as the exclusive supplier of OE and aftermarket landing gear for the 737, 747, 767 and 777 Commercial Airplanes programs, and is based on certain market assumptions, including the following:
•	Deliveries of Airbus and Boeing large commercial aircraft are expected to increase by approximately 8% to 10% in 2007 compared to 2006. Our sales of large commercial aircraft original equipment products are projected to grow by about 10% in 2007 compared to 2006.

•	Capacity in the global airline system, as measured by available seat miles (ASMs), is expected to grow at approximately 4% to 5% in 2007. Our sales to airlines and package carriers for large commercial and regional aircraft aftermarket parts and services are expected to grow by 13% to 15% in 2007 compared to 2006.

•	Total regional and business aircraft production is expected to increase slightly in 2007 compared to 2006. Deliveries to Embraer in support of its Embraer 190 aircraft, which includes a significant amount of our content, are expected to enable us to increase sales in this market channel by about 15% in 2007 compared to 2006.

•	Defense and space sales (original equipment and aftermarket) are expected to grow by approximately 10% in 2007 compared to 2006. Growth is expected in all three segments.
RESULTS OF OPERATIONS
Second Quarter 2007 Compared with Second Quarter 2006

	Second Quarter		$
	2007	2006	Change
	(Dollars in millions)
Sales	$1,622.4	$1,483.2	$139.2

Segment Operating Income	$258.9	$208.2	$50.7
Corporate General and Administrative Costs	(32.7)	(23.9)	(8.8)
ERP Implementation Costs	(4.0)	(5.5)	1.5
Pension Curtailment	—	(10.9)	10.9

Total Operating Income	222.2	167.9	54.3
Net Interest Expense	(29.3)	(30.2)	0.9
Other Income (Expense) — Net	(17.7)	(20.9)	3.2
Income Tax (Expense) Benefit	(50.1)	(35.7)	(14.4)

Income from Continuing Operations	125.1	81.1	44.0
Income (loss) from Discontinued Operations	(0.3)	(0.1)	(0.2)

Net Income	$124.8	$81.0	$43.8

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs increased for the second quarter 2007 as compared to the second quarter 2006 primarily due to higher incentive compensation and non-qualified pension benefit expense.
During the second quarter 2006, we recorded a pension curtailment charge of $10.9 million related to the implementation of changes to our pension and retirement savings plans.
Other income (expense) — net decreased for the second quarter 2007 as compared to the second quarter 2006, primarily as a result of expenses related to transaction costs for a long-term debt exchange program incurred in 2006, partially offset by higher minority interest costs in 2007.
For the second quarter 2007, we reported an effective tax rate of 28.6%, including a benefit of approximately 6 percentage points for the elimination of certain valuation allowances against net operating losses of a foreign subsidiary and a benefit of approximately 2 percentage points related to U.S. Research and Development (R&D) Credits. During the second quarter 2006, we reported an effective tax rate of 30.6%, including a net benefit of approximately 5 percentage points primarily related to the refund of prior year U.S. Research and Development (R&D) Credits connected with the Coltec litigation and for several additional settlements and refunds. Our effective rate during the second quarter 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit had not been extended beyond December 31, 2005. On December 20, 2006, the R&D Credit was extended to December 31, 2007. We estimate that the effective rate as of June 30, 2006 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

	Six Months Ended
	June 30,		$
	2007	2006	Change
	(Dollars in millions)
Sales	$3,210.9	$2,907.0	$303.9

Segment Operating Income	$489.9	$379.2	$110.7
Corporate General and Administrative Costs	(61.4)	(51.1)	(10.3)
ERP Implementation Costs	(7.3)	(6.6)	(0.7)
Pension Curtailment	—	(10.9)	10.9

Total Operating Income	421.2	310.6	110.6
Net Interest Expense	(59.1)	(61.1)	2.0
Other Income (Expense) — Net	(33.3)	(31.5)	(1.8)
Income Tax (Expense) Benefit	(103.9)	63.4	(167.3)

Income from Continuing Operations	224.9	281.4	(56.5)
Income (loss) from Discontinued Operations	(0.3)	0.5	(0.8)
Cumulative Effect of Change in Accounting	—	0.6	(0.6)

Net Income	$224.6	$282.5	$(57.9)

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, due to higher incentive compensation and non-qualified pension benefit expense.

During the six months ended June 30, 2006, we recorded a pension curtailment charge of $10.9 million related to the implementation of changes to our pension and retirement savings plans.
Other income (expense) - net increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily as a result of higher minority interest costs and legal expenses related to previously owned businesses, partially offset by expenses related to transaction costs for a long-term debt exchange program incurred in 2006.
For the six months ended June 30, 2007, we reported an effective tax rate of 31.6%, including a benefit of approximately 3 percentage points for the elimination of certain valuation allowances against net operating losses of a foreign subsidiary and a benefit of approximately 2 percentage points related to U.S. Research and Development (R&D) Credits. During the six months ended June 30, 2006, we reported an effective tax rate benefit of (29.1%), including a benefit of approximately 63 percentage points related to the Rohr and Coltec tax settlements and for several additional one time settlements and refunds. The effective tax rate excluding the benefit related to these one time items would have been approximately 33.9%. Our effective rate during the six months ended June 30, 2006 was not reduced for the benefit of U.S. R&D Credits because the federal statute authorizing the R&D Credit had not been extended beyond December 31, 2005. On December 20, 2006, the R&D Credit was extended to December 31, 2007. We estimate that the effective rate as of June 30, 2006 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
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

Effective January 1, 2007, our three business segments are as follows.
•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, as well as engine components, including fuel delivery systems and rotating assemblies, and airframe maintenance.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a broad array of systems and components that provide flight performance measurements, flight management information, engine controls, fuel controls, electrical power systems, safety data, and reconnaissance and surveillance systems.
We measure each reporting segments’ profit based upon operating income, excluding the indirect costs related to the company-wide ERP implementation and pension curtailment in 2006. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to the reporting segments. The accounting policies of the reportable segments are the same as those for our Condensed Consolidated Financial Statements. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.
Second Quarter 2007 Compared with Second Quarter 2006

	Second Quarter		Increase/	%	% of Sales
	2007	2006	(Decrease)	Change	2007	2006
NET CUSTOMER SALES
Actuation and Landing Systems	$635.3	$561.9	$73.4	13.1
Nacelles and Interior Systems	533.6	514.9	18.7	3.6
Electronic Systems	453.5	406.4	47.1	11.6

	$1,622.4	$1,483.2	$139.2	9.4

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$61.0	$39.3	$21.7	55.2	9.6	7.0
Nacelles and Interior Systems	135.3	114.8	20.5	17.9	25.4	22.3
Electronic Systems	62.6	54.1	8.5	15.7	13.8	13.3

	$258.9	$208.2	$50.7	24.4	16.0	14.0

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the second quarter 2007 increased from the second quarter 2006 primarily due to the following:
•	Higher large commercial airplane aftermarket sales of approximately $22 million, primarily in our landing gear, aircraft wheels and brakes and actuation business units;

•	Higher large commercial airplane OE sales of approximately $21 million, primarily in our landing gear business unit;

•	Higher regional and business OE and aftermarket sales of approximately $10 million, primarily in our aircraft wheels and brakes and landing gear business units;

•	Higher military OE and aftermarket sales of approximately $6 million, primarily in our actuation and aircraft wheels and brakes business units; and

•	Higher airframe heavy maintenance sales of approximately $5 million.
Actuation and Landing Systems segment operating income for the second quarter 2007 increased from the second quarter 2006 primarily due to the following:
•	Higher sales volume and favorable product mix across all business units, which resulted in higher income of approximately $25 million;

•	Improved brake-life performance in the aircraft wheels and brakes business unit and higher pricing in our landing gear, aircraft wheels and brakes and actuation business units, offset by increased operating costs, primarily in our landing gear business unit; and

•	Unfavorable foreign exchange impact of approximately $4 million.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the second quarter 2007 increased from the second quarter 2006 primarily due to the following:
•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume of approximately $39 million, primarily in our aerostructures and interiors business units; and

•	Higher regional, business, and general aviation aircraft OE sales primarily from our aerostructures business unit of approximately $11 million.
Partially offsetting these higher sales were lower commercial OE sales of approximately $37 million, related to the completion of certain customer contracts in 2006.
Nacelles and Interior Systems segment operating income for the second quarter 2007 increased from the second quarter 2006 due to higher sales volume, primarily in our aerostructures and interiors business units, which resulted in higher income of approximately $27 million. Favorable changes in estimates for certain long-term contracts at our aerostructures business unit during the second quarter 2007 resulted in an increase to segment operating income of approximately $10 million. These increases in segment operating income were partially offset by higher research and development and administrative costs, primarily in our aerostructures business unit.

Electronic Systems: Electronic Systems segment sales for the second quarter 2007 increased from the second quarter 2006 primarily due to:
•	Higher defense and space OE and aftermarket sales of approximately $20 million across all of our business units;

•	Higher regional and general aviation airplane OE and aftermarket sales of approximately $15 million in our sensor and integrated systems and engine control and electrical power business units;

•	Higher commercial OE and aftermarket sales of approximately $7 million in our sensors and integrated systems business unit; and

•	Higher sales of products to the helicopter market of approximately $5 million in our sensors and integrated systems and engine controls and electrical power business units.
Electronic Systems segment operating income for the second quarter 2007 increased from the second quarter 2006 primarily as a result of higher sales volume, which resulted in higher operating income of approximately $19 million. This increase in segment operating income was offset by higher costs of approximately $8 million, primarily in our sensors and integrated systems and engine control and electrical power business units and unfavorable foreign exchange impact of approximately $3 million.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

	Six Months Ended June 30,
			Increase/	%	% of Sales
	2007	2006	(Decrease)	Change	2007	2006
NET CUSTOMER SALES
Actuation and Landing Systems	$1,244.5	$1,100.3	$144.2	13.1
Nacelles and Interior Systems	1,080.5	1,008.7	71.8	7.1
Electronic Systems	885.9	798.0	87.9	11.0

	$3,210.9	$2,907.0	$303.9	10.5

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$110.9	$62.6	$48.3	77.2	8.9	5.7
Nacelles and Interior Systems	261.6	219.6	42.0	19.1	24.2	21.8
Electronic Systems	117.4	97.0	20.4	21.0	13.3	12.2

	$489.9	$379.2	$110.7	29.2	15.3	13.0

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the six months ended June 30, 2007 increased from the six months ended June 30, 2006 primarily due to the following:
•	Higher large commercial airplane aftermarket sales of approximately $48 million, primarily in our landing gear, aircraft wheels and brakes and actuation business units;

•	Higher large commercial airplane OE sales of approximately $37 million, primarily in our landing gear business unit;

•	Higher regional and business OE and aftermarket sales of approximately $28 million, primarily in our aircraft wheels and brakes and landing gear business units;

•	Higher airframe heavy maintenance sales of approximately $10 million; and

•	Higher military OE and aftermarket sales of approximately $8 million, primarily in our actuation, aircraft wheels and brakes, and engine components business units.
Actuation and Landing Systems segment operating income for the six months ended June 30, 2007 increased from the six months ended June 30, 2006 primarily as a result of the following:
•	Higher sales volume and favorable product mix across all business units, which resulted in higher income of approximately $40 million;

•	Higher operating income of approximately $18 million, driven primarily by higher pricing across most of our business units and improved brake-life performance in the aircraft wheels and brakes business unit, partially offset by increased operating costs, primarily in our landing gear and aircraft wheels and brakes business units; and

•	Unfavorable foreign exchange impact of approximately $10 million.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the six months ended June 30, 2007 increased from the six months ended June 30, 2006 primarily due to the following:
•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume of approximately $83 million, primarily in our aerostructures and interiors business units; and

•	Higher defense OE and aftermarket sales of approximately $10 million, primarily in our interiors business unit; and

•	Higher regional, business, and general aviation aircraft OE sales primarily from our aerostructures business of approximately $10 million.
Partially offsetting these higher sales were lower commercial OE sales of approximately $50 million, related to the completion of certain customer contracts in 2006.
Nacelles and Interior Systems segment operating income for the six months ended June 30, 2007 increased from the six months ended June 30, 2006 due to higher sales volume and favorable product mix of approximately $58 million, primarily in our aerostructures and interiors business units. Favorable changes in estimates for certain long-term contracts at our aerostructures business unit during the six months ended June 30, 2007 resulted in an increase to segment operating income of approximately $14 million. These increases in segment operating income were partially offset by higher research and development and administrative costs, primarily in our aerostructures business unit.
Electronic Systems: Electronic Systems segment sales for the six months ended June 30, 2007 increased from the six months ended June 30, 2006 primarily due to:
•	Higher defense and space OE and aftermarket sales of approximately $35 million across all of our business units;

•	Higher regional and general aviation airplane OE and aftermarket sales of approximately $31 million in our sensors and integrated systems and engine control and electrical power business units;

•	Higher sales of products to the helicopter market of approximately $12 million in our sensors and integrated systems and engine controls and electrical power business units; and

•	Higher commercial OE and aftermarket sales of approximately $9 million in our engine control and electrical power business unit.
Electronic Systems segment operating income for the six months ended June 30, 2007 increased from the six months ended June 30, 2006 primarily as a result of higher sales volume, which resulted in higher operating income of approximately $32 million. These increases in segment operating income were offset by higher costs of approximately $13 million, primarily in our sensors and integrated systems and engine control and electrical power business units and unfavorable foreign exchange impact of approximately $4 million.

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
Cash
At June 30, 2007, we had cash and marketable securities of $213.4 million, as compared to $201.3 million at December 31, 2006.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $444.7 million was available as of June 30, 2007; and

•	$75 million of uncommitted domestic money market facilities and $165.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $230.6 million was available as of June 30, 2007.
Off-Balance Sheet Arrangements
Lease Commitments
We finance certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow us to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow us to lease aircraft and equipment having a maximum unamortized value of $150 million at June 30, 2007. These leases are priced at a spread over LIBOR and are extended periodically, unless notice is provided, through the end of the lease terms. At June 30, 2007, future payments under these leases total $15.7 million through the end of the lease terms. At June 30, 2007, we had guarantees of residual values on lease obligations of $32 million. We are obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under the standard operating leases approximated $127.2 million at June 30, 2007.
Sale of Receivables
Effective June 30, 2006, we terminated the variable rate trade receivables securitization program and repaid the outstanding balance of $97.1 million.

Derivatives
The Company utilizes certain financial instruments to enhance its ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: Our contracts had a notional amount of $1,828.2 million, fair value of $122.8 million and maturity dates ranging from July 2007 to December 2011. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a gain of $51 million. During the second quarter of 2007 and 2006, we realized net gains of $15.1 million and $12.9 million, respectively, related to contracts that settled. During the six months ended June 30, 2007 and 2006, we realized net gains of $30.6 million and $20.6 million respectively, related to contracts that settled.
•	Foreign Currency Contracts not Designated as Hedges: Our contracts, most of which mature monthly, had a notional amount of $236 million and a fair value of a net asset/gain of $0.4 million. During the second quarter of 2007, we realized a net gain of $1.4 million related to contracts that settled compared to a net loss of $2.2 million during the second quarter of 2006 related to contracts that settled. During the six months ended June 30, 2007, we realized a net gain of $0.5 million compared to a net loss of $0.2 million during the six months ended June 30, 2006 related to contracts that settled.
•	Interest Rate Swaps Designated as Fair Value Hedges: Our contracts had a notional amount of $193 million, fair value of $3.3 million net liability/loss and maturity dates ranging from April 2008 to July 2016.
Contractual Obligations and Other Commercial Commitments
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for unrecognized tax benefits, which totaled $209.2 million as of January 1, 2007 and $314 million as of June 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,		$
	2007	2006	Change
	(Dollars in millions)
Operating activities of continuing operations	$197.7	$54.9	$142.8
Investing activities of continuing operations	$(95.5)	$(93.7)	$(1.8)
Financing activities of continuing operations	$(91.1)	$(20.2)	$(70.9)
Discontinued operations	$(0.7)	$11.2	$(11.9)

Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the six months ended June 30, 2007 from the six months ended June 30, 2007 was primarily comprised of the following:
•	Increased before tax income of approximately $111 million; and

•	A non-recurring cash outlay of approximately $97 million relating to the termination of our accounts receivable securitization program in 2006; partially offset by

•	Increased pension plan contributions of approximately $83 million.
We expect cash flow from operating activities net of capital expenditures to approximate 60% to 75% of net income in 2007.
Investing Activities of Continuing Operations
Net cash used by investing activities for the six month ended June 30, 2007 and 2006 included capital expenditures of $96.2 million and $95.1 million, respectively.
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
Financing Activities of Continuing Operations
The increase in net cash used in financing activities for the six months ended June 30, 2007 from the six months ended June 30, 2006 was primarily comprised of the following:
•	Purchases of our common stock during the six months ended June 30, 2007 totaling $113.3 million, primarily in conjunction with the share repurchase program announced on October 24, 2006;

•	Repayments of short-term debt totaling $1.8 million during the six months ended June 30, 2007, as compared to increased short-term debt of $8 million during the six months ended June 30, 2006; partially offset by

•	An increase of $22 million of proceeds from the issuance of common stock, primarily for share-based compensation awards, to $68.1 million during the six months ended June 30, 2007 as compared to $46.1 million for the six months ended June 30, 2006; and

•	The cash premiums of $20.5 million we paid in connection with the exchange of $533.2 million principal amount of our long-term notes for similar notes of longer duration during the six months ended June 30, 2006.

On October 24, 2006, our Board of Directors approved a program that authorizes us to repurchase up to $300 million of our common stock. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. While no time limit was set for completion of the program, we expect repurchases to occur over a three year period. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as we deem appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate us to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. As of June 30, 2007, we have purchased approximately 2.4 million shares for approximately $126.3 million.
On April 24, 2007, our Board of Directors declared a quarterly dividend of $0.20 per share on our common stock, paid July 2, 2007 to shareholders of record as of June 4, 2007.
Discontinued Operations
Net cash provided by discontinued operations was $11.2 million in the six months ended 2006 primarily from insurance settlements, net of tax, with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.
CONTINGENCIES
General
There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, arising in the ordinary course of business, including commercial, product liability, asbestos and environmental matters, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized. Legal costs are expensed when incurred.
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
Our Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $71.5 million and $74.3 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, $16.2 million, and $17.7 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At June 30, 2007 and December 31, 2006, $30.1 million and $31 million, respectively, was associated with ongoing operations and $41.4 million and $43.3 million, respectively, was associated with businesses previously disposed of or discontinued.
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

Asbestos
We and a number of our subsidiaries have been named as defendants in various actions by plaintiffs alleging injury or death as a result of exposure to asbestos fibers in products, or which may have been present in our facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. These actions primarily relate to previously owned businesses. We believe that pending and reasonably anticipated future actions are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on our results of operations in a given period.
Insurance Coverage
Kemper Insurance (Kemper) provided the Company’s pre-1976 primary layer of insurance coverage for third party claims. Kemper is currently operating under a “run-off” plan under the supervision of the Illinois Division of Insurance. On May 1, 2007, the Company commuted the Kemper policies in return for a cash payment. The agreement with Kemper was approved by the State of Illinois.
In addition, a portion of our primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent or undergoing solvent schemes of arrangement. We have entered into settlement agreements with a number of these insurers pursuant to which we agreed to give up our rights with respect to certain insurance policies in exchange for negotiated payments. These settlements represent negotiated payments for our loss of insurance coverage, as we no longer have insurance available for claims that may have qualified for coverage. A portion of these settlements was recorded as income for reimbursement of past claim payments under the settled insurance policies and a portion was recorded as a deferred settlement credit for future claim payments.
At June 30, 2007, the deferred settlement credit was approximately $55 million for which approximately $11 million was reported in accrued expenses and approximately $44 million as a long-term liability. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Guarantees
At June 30, 2007, we had an outstanding contingent liability for guarantees of debt and lease payments of $2 million, letters of credit and bank guarantees of $52.2 million and residual value of lease obligations of $32 million. See Note 15, “Guarantees” to our Condensed Consolidated Financial Statements.
Aerostructures Long-Term Contracts
Our aerostructures business has several long-term contracts in the pre-production and early production phases (e.g., Boeing 787, Airbus A380 and A350 XWB). The pre-production phase includes design of the product to meet customer specifications as well as design of the processes to manufacture the product. Also involved in this phase is securing supply of material and subcomponents produced by third party suppliers that are generally accomplished through long-term supply agreements. In addition to these factors, contracts in the early production phase include excess-over-average inventories, which represent the excess of current manufactured cost over the estimated average manufactured cost over the life of the contract. Cost estimates over the life of the contract are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover periods of up to 20 years or more, there is risk that estimates of future costs made during the pre-production and early production phases will be different from actual costs and that difference could be significant.

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
We previously reached final settlement with the IRS on all but one of the issues raised related to the prior examination cycle. We received statutory notices of deficiency dated June 14, 2007 related to the prior examination cycles. We anticipate filing a petition with the U.S. Tax Court to contest the remaining unresolved issue which involves the proper timing of certain deductions. We believe the amount of the estimated tax liability if the IRS were to prevail is fully reserved. We cannot predict the timing or ultimate outcome of this matter.
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $21 million as of June 30, 2007. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $10.5 million as of June 30, 2007. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $21 million of interest or $10.5 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in late 2007 or early 2008.

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
Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards
In July 2007, the FASB ratified Emerging Issues Tax Force No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payments Awards” (EITF 06-11). EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify those tax benefits from additional paid-in capital (APIC) to the income statement when the related award is forfeited or no longer expected to vest. The amount reclassified is limited to the amount of our APIC pool balance on the reclassification date. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of the adoption of EITF 06-11 on our financial condition and results of operations.

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
Other Assets
As with any investment, there are risks inherent in recovering the value of participation payments, entry fees, sales incentives and flight certification costs. Such risks are consistent with the risks associated in acquiring a revenue-producing asset in which market conditions may change or the risks that arise when a manufacturer of a product on which a royalty is based has business difficulties and cannot produce the product. Such risks include but are not limited to the following:
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OE manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as cost of sales. At June 30, 2007 and December 31, 2006, the carrying amount of participation payments was $124.1 million and $124.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the six months ended June 30, 2007 or 2006.

Entry Fees
Certain businesses in our Nacelles and Interior Systems and Electronic Systems segments make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis to cost of sales or as a reduction of sales, as appropriate. At June 30, 2007 and December 31, 2006, the carrying amount of entry fees was $135.7 million and $135.3 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the six months ended June 30, 2007 or 2006.
Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales. At June 30, 2007 and December 31, 2006, the carrying amount of sales incentives was $60.7 million and $61.2 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the six months ended June 30, 2007 or 2006.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales. At June 30, 2007 and December 31, 2006, the carrying amount of flight certification costs was $29.8 million and $26.3 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in the six months ended June 30, 2007 or 2006.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2006 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 16, “Derivatives and Hedging Activities” of our Unaudited Condensed Consolidated Financial Statements in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities. At June 30, 2007, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $2.5 million. At June 30, 2007, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $195.2 million. The fair value of these forward contracts was $122.8 million at June 30, 2007. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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

Changes in Internal Control
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our previously disclosed plan for a single, integrated ERP system across all of our strategic business units, we implemented the ERP system at our corporate headquarters during the second quarter 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended June 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Approximate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased (1)	Paid Per Share	Programs (2)	the Plans or Programs (2)
April 2007	29,652	$51.85	23,000
May 2007	942,746	57.81	928,000
June 2007	7,000	58.34	7,000

Total	979,398	$57.64	958,000	$174 million

(1)	The category includes 21,398 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under our repurchase program that was announced on October 24, 2006 (the “Program”). Under the Program we are authorized to repurchase up to $300 million of our common stock. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have purchased all shares authorized for repurchase.

Item 4. Submission of Matters to a Vote of Security Holders
The 2007 Annual Meeting of Shareholders was held on April 24, 2007 at 10:00 a.m. Eastern time at the Company’s headquarters in Charlotte, North Carolina. As described in the 2007 Proxy Statement, the following actions were taken:
•	The eleven nominees for director were elected;

•	The appointment of Ernst & Young LLP as independent registered public accounting firm for the year 2007 was ratified; and

•	The shareholder proposal regarding Pay-For-Superior-Performance was not approved.
The votes were as follows:
Election of Directors:

	Number of Shares Voted For	Number of Shares Vote Withheld

Diane C. Creel	112,507,444	1,656,307
George A. Davidson, Jr.	110,911,062	3,252,688
Harris E. DeLoach, Jr.	112,728,478	1,435,272
James W. Griffith	112,194,430	1,969,320
William R. Holland	112,687,209	1,476,542
John P. Jumper	112,869,236	1,294,514
Marshall O. Larsen	111,182,981	2,980,769
Lloyd W. Newton	112,639,859	1,523,891
Douglas E. Olesen	111,239,256	2,924,495
Alfred M. Rankin, Jr.	111,228,546	2,935,204
A. Thomas Young	110,930,652	3,233,098
Appointment of Independent Registered Public Accounting Firm:
111,282,359 shares voted for; 2,160,906 shares voted against; and 720,482 shares abstained from voting.
Shareholder Proposal regarding Pay-For-Superior-Performance:
35,177,454 shares voted for; 63,980,348 shares voted against; and 1,110,843 shares abstained from voting.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated July 26, 2007, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number One to the Goodrich Corporation Pension Benefit Restoration Plan.

Exhibit 10.2	Amendment Number Two to the Goodrich Corporation Outside Director Phantom Share Plan.

Exhibit 10.3	Amendment Number Two to the Goodrich Corporation Outside Director Deferral Plan.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2007	GOODRICH CORPORATION
/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Senior Vice President and Chief Financial Officer

/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated July 26, 2007, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number One to the Goodrich Corporation Pension Benefit Restoration Plan.*

Exhibit 10.2	Amendment Number Two to the Goodrich Corporation Outside Director Phantom Share Plan.*

Exhibit 10.3	Amendment Number Two to the Goodrich Corporation Outside Director Deferral Plan.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.*

Exhibit 32	Section 1350 Certifications.*

*	Submitted electronically herewith.