Form 10-Q
period 2007-09-30
GOODRICH CORP
filed 2007-10-26
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2007, there were 124,918,621 of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of September 30, 2007, and the related condensed consolidated statement of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Charlotte, North Carolina
October 25, 2007

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions, except per share amounts)
Sales	$1,601.7	$1,395.3	$4,724.4	$4,224.0
Operating costs and expenses:
Cost of sales	1,102.9	1,004.3	3,293.4	3,063.8
Selling and administrative costs	262.6	217.9	777.0	679.2

	1,365.5	1,222.2	4,070.4	3,743.0

Operating Income	236.2	173.1	654.0	481.0
Interest expense	(31.5)	(30.7)	(93.8)	(94.0)
Interest income	2.2	1.3	5.5	3.5
Other income (expense) — net	(12.5)	(16.3)	(45.6)	(47.9)

Income from continuing operations before income taxes	194.4	127.4	520.1	342.6
Income tax benefit (expense)	(54.2)	(27.3)	(156.9)	37.1

Income From Continuing Operations	140.2	100.1	363.2	379.7
Income (loss) from discontinued operations — net of income taxes	(13.4)	0.6	(11.8)	2.9
Cumulative effect of change in accounting	—	—	—	0.6

Net Income	$126.8	$100.7	$351.4	$383.2

Basic Earnings Per Share
Continuing operations	$1.12	$0.80	$2.90	$3.05
Discontinued operations	(0.11)	0.01	(0.09)	0.02
Cumulative effect of change in accounting	—	—	—	0.01

Net Income	$1.01	$0.81	$2.81	$3.08

Diluted Earnings Per Share
Continuing operations	$1.10	$0.79	$2.84	$3.01
Discontinued operations	(0.11)	0.01	(0.09)	0.02
Cumulative effect of change in accounting	—	—	—	0.01

Net Income	$0.99	$0.80	$2.75	$3.04

Dividends Declared Per Common Share	$0.20	$0.20	$0.60	$0.60

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2007	2006
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$314.3	$201.3
Accounts and notes receivable, less allowances for doubtful receivables ($18.7 at September 30, 2007 and $19.4 at December 31, 2006)	1,015.5	897.6
Inventories — net	1,778.7	1,520.1
Deferred income taxes	247.5	247.3
Prepaid expenses and other assets	102.4	91.1
Assets from discontinued operations	106.9	124.8

Total Current Assets	3,565.3	3,082.2

Property, plant and equipment — net	1,314.7	1,256.0
Prepaid pension	2.7	2.3
Goodwill	1,362.0	1,341.3
Identifiable intangible assets — net	465.3	472.0
Deferred income taxes	43.7	35.5
Other assets	765.4	711.9

Total Assets	$7,519.1	$6,901.2

Current Liabilities
Short-term debt	$12.2	$11.8
Accounts payable	607.2	576.7
Accrued expenses	904.7	798.7
Income taxes payable	107.4	212.5
Deferred income taxes	3.4	3.3
Current maturities of long-term debt and capital lease obligations	0.8	1.4
Liabilities from discontinued operations	22.9	29.7

Total Current Liabilities	1,658.6	1,634.1

Long-term debt and capital lease obligations	1,723.1	1,721.7
Pension obligations	387.8	612.1
Postretirement benefits other than pensions	369.1	379.1
Long-term income taxes payable	134.2	—
Deferred income taxes	167.1	55.8
Other non-current liabilities	554.7	521.7
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 141,782,788 shares at September 30, 2007 and 139,041,884 shares at December 31, 2006 (excluding 14,000,000 shares held by a wholly owned subsidiary)	708.9	695.2
Additional paid-in capital	1,425.1	1,313.3
Income retained in the business	952.0	666.5
Accumulated other comprehensive income (loss)	29.6	(260.8)
Common stock held in treasury, at cost (16,864,167 shares at September 30, 2007 and 14,090,913 shares at December 31, 2006)	(591.1)	(437.5)

Total Shareholders’ Equity	2,524.5	1,976.7

Total Liabilities And Shareholders’ Equity	$7,519.1	$6,901.2

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in millions)
Operating Activities
Net income	$351.4	$383.2
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	11.8	(2.9)
Cumulative effect of change in accounting	—	(0.6)
Restructuring and consolidation:
Expenses	1.5	4.4
Payments	(2.9)	(4.7)
Pension and postretirement benefits:
Expenses	95.6	98.8
Contributions and benefit payments	(137.4)	(126.0)
Asset impairments	—	3.3
Depreciation and amortization	188.6	172.3
Excess tax benefits related to share-based payment arrangements	(11.7)	(4.2)
Share-based compensation expense	55.3	36.1
Loss on exchange and extinguishment of debt	—	2.0
Deferred income taxes	(11.9)	(3.2)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(93.5)	(144.7)
Change in receivables sold, net	—	(97.1)
Inventories, net of pre-production and excess-over-average	(120.0)	(92.3)
Pre-production and excess-over-average inventories	(86.7)	(100.8)
Other current assets	7.8	10.0
Accounts payable	11.8	36.6
Accrued expenses	76.8	28.9
Income taxes payable	68.3	(142.4)
Other non-current assets and liabilities	1.3	(37.2)

Net Cash Provided By Operating Activities	406.1	19.5

Investing Activities
Purchases of property, plant and equipment	(160.6)	(152.7)
Proceeds from sale of property, plant and equipment	0.8	1.7

Net Cash Used In Investing Activities	(159.8)	(151.0)

Financing Activities
Increase (decrease) in short-term debt, net	(0.3)	67.6
Loss on exchange or extinguishment of debt	—	(4.5)
Proceeds from issuance of long-term debt	—	512.7
Repayment of long-term debt and capital lease obligations	(1.1)	(534.2)
Proceeds from issuance of common stock	78.9	47.0
Purchases of treasury stock	(152.5)	(2.1)
Dividends	(75.9)	(75.1)
Excess tax benefits related to share-based payment arrangements	11.7	4.2
Distributions to minority interest holders	(3.2)	(2.4)

Net Cash (Used In) Provided By Financing Activities	(142.4)	13.2

Discontinued Operations
Net cash provided by operating activities	6.6	2.5
Net cash used in investing activities	(1.4)	(0.9)
Net cash provided by financing activities	—	0.1

Net cash provided by discontinued operations	5.2	1.7
Effect of exchange rate changes on cash and cash equivalents	3.9	5.4

Net increase (decrease) in cash and cash equivalents	113.0	(111.2)
Cash and cash equivalents at beginning of period	201.3	251.3

Cash and cash equivalents at end of period	$314.3	$140.1

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying Unaudited Condensed Consolidated Financial Statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
As discussed in Note 5, “Discontinued Operations”, Goodrich Aviation Technical Services, Inc. (ATS) has been accounted for as a discontinued operation. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three months ended September 30, 2007, the Company changed its estimate of revenue on certain long-term contracts, primarily as a result of improved cost performance. The changes in estimate increased before tax income by approximately $20 million (approximately $12 million after tax).
Note 2. New Accounting Standards Not Yet Adopted
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to disclose, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of the adoption of SFAS 159 on the Company’s financial condition and results of operations.

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
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In July 2007, the FASB ratified Emerging Issues Tax Force No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payments Awards” (EITF 06-11). EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify those tax benefits from additional paid-in capital (APIC) to the income statement when the related award is forfeited or no longer expected to vest. The amount reclassified is limited to the amount of the Company’s APIC pool balance on the reclassification date. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-11 on the Company’s financial condition and results of operations.
Accounting for Postretirement Benefits Associated with Split-Dollar Life Insurance
In September 2006, the FASB ratified Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) and in March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split -dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-4 and EITF 06-10 on the Company’s financial condition and results of operations.

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
•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, as well as engine components, including fuel delivery systems and rotating assemblies.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management, fuel controls, electrical systems, and control and safety data, as well as reconnaissance and surveillance systems.

The Company measures each reporting segments’ profit based upon operating income. Accordingly, the Company does not allocate net interest expense, other income (expense) — net and income taxes to its reporting segments. The accounting policies of the reportable segments are the same as those for the Company’s consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$607.8	$515.8	$1,764.1	$1,537.8
Nacelles and Interior Systems	545.2	464.2	1,625.8	1,472.9
Electronic Systems	448.7	415.3	1,334.5	1,213.3

	$1,601.7	$1,395.3	$4,724.4	$4,224.0

Intersegment sales:
Actuation and Landing Systems	$8.0	$6.6	$21.2	$19.3
Nacelles and Interior Systems	5.1	4.2	14.2	12.2
Electronic Systems	5.9	8.6	23.0	25.2

	$19.0	$19.4	$58.4	$56.7

Operating income:
Actuation and Landing Systems	$73.6	$42.3	$182.0	$103.3
Nacelles and Interior Systems	143.6	103.0	404.7	321.9
Electronic Systems	58.7	56.6	175.7	153.2

	275.9	201.9	762.4	578.4
Corporate general and administrative expenses	(34.5)	(23.0)	(95.9)	(74.1)
ERP implementation costs	(5.2)	(5.8)	(12.5)	(12.4)
Pension curtailment	—	—	—	(10.9)

Total operating income	$236.2	$173.1	$654.0	$481.0

	September 30,	December 31,
	2007	2006
Total assets:
Actuation and Landing Systems	$2,302.9	$2,062.1
Nacelles and Interior Systems	2,380.1	2,148.6
Electronic Systems	1,992.1	1,904.3
Corporate	737.1	661.4
Discontinued Operations	106.9	124.8

	$7,519.1	$6,901.2

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(4.6)	$(4.5)	$(13.8)	$(13.5)
Loss on exchange and extinguishment of debt	—	—	—	(4.8)
Expenses related to previously owned businesses	(4.8)	(6.0)	(16.1)	(14.0)
Minority interest and equity in affiliated companies	(4.7)	(3.6)	(17.6)	(11.0)
Other — net	1.6	(2.2)	1.9	(4.6)

Other income (expense) — net	$(12.5)	$(16.3)	$(45.6)	$(47.9)

“Expenses related to previously owned businesses” primarily relates to litigation and costs to remediate environmental issues.

Note 5. Discontinued Operations
On September 21, 2007, the Company reached a definitive agreement to sell ATS to Macquarie Bank Limited, for $58.4 million. The sale is expected to close during the fourth quarter 2007. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company compared the book value of the net assets of ATS to their fair value and recorded an estimated loss on the sale of $13.9 million after tax during the three and nine months ended September 30, 2007.
All periods have been reclassified to reflect ATS as a discontinued operation. The costs and revenues, assets and liabilities, and cash flows of ATS have been reported as a discontinued operation in the Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows. ATS was previously reported in the Actuation and Landing Systems segment.
Income (loss) from discontinued operations for the three months and nine months ended September 30, 2007 and 2006 also included retained liabilities of previously owned businesses. Income from discontinued operations for the nine months ended September 30, 2006 included insurance settlements with several insurers relating to the recovery of environmental remediation costs at a plant previously recorded as a discontinued operation, net of related expenses.
Discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Sales — ATS	$34.4	$40.7	$122.6	$119.0

Before tax income from operations — ATS	$0.8	$1.1	$3.8	$3.9
Income tax benefit (expense)	(0.2)	(0.4)	(1.3)	(1.4)
Estimated loss on sale of ATS (net of income tax benefit of $37.5)	(13.9)	—	(13.9)	—
Insurance settlements — net of tax	—	—	—	1.1
Liabilities of previously discontinued operations — net of tax	(0.1)	(0.1)	(0.4)	(0.7)

Income (loss) from discontinued operations	$(13.4)	$0.6	$(11.8)	$2.9

Note 6. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per share — income from continuing operations	$140.2	$100.1	$363.2	$379.7

Denominator
Denominator for basic earnings per share — weighted-average shares	125.0	124.7	125.2	124.2
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	2.6	1.5	2.5	1.8
Other deferred compensation shares	0.1	0.1	0.1	0.1

	2.7	1.6	2.6	1.9

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	127.7	126.3	127.8	126.1

Per share income from continuing operations
Basic	$1.12	$0.80	$2.90	$3.05

Diluted	$1.10	$0.79	$2.84	$3.01

At September 30, 2007 and 2006, the Company had approximately 4.8 million and 6.2 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the nine months ended September 30, 2006, approximately 1.2 million anti-dilutive stock options were excluded from diluted earnings per share.
During the nine months ended September 30, 2007 and 2006, the Company issued approximately 2.7 million and 1.7 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
During the nine months ended September 30, 2007, the Company repurchased approximately 2.7 million shares under the share repurchase program that was approved by the Board of Directors on October 24, 2006.
Note 7. Sale of Receivables
Prior to June 30, 2006, the Company had in place a variable rate trade receivables securitization program pursuant to which the Company could sell receivables up to a maximum of $140 million. Effective June 30, 2006, the Company terminated the variable rate trade receivable securitization program and repaid the balance of $97.1 million.

Note 8. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$328.5	$317.4
In-process	1,023.1	866.7
Raw materials and supplies	499.8	416.0

	1,851.4	1,600.1

Less:
Reserve to reduce certain inventories to LIFO basis	(50.0)	(48.5)
Progress payments and advances	(22.7)	(31.5)

Total	$1,778.7	$1,520.1

In-process inventory includes $486 million and $399 million as of September 30, 2007 and December 31, 2006, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The September 30, 2007 balance of $486 million includes $287.6 million related to Boeing 787 contracts.
The Company uses the last-in, first-out (LIFO) method of valuing inventory at certain locations. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 9. Goodwill and Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment are as follows:

		Business
	Balance	Combinations	Foreign	Balance
	December 31,	Completed or	Currency	September 30,
	2006	Finalized	Translation	2007
	(Dollars in millions)
Actuation and Landing Systems	$326.3	$—	$8.9	$335.2
Nacelles and Interior Systems	422.9	—	6.5	429.4
Electronic Systems	592.1	—	5.3	597.4

	$1,341.3	$—	$20.7	$1,362.0

Note 10. Financing Arrangements
The Company has a $500 million committed global syndicated revolving credit facility. In May 2007, the Company and the lenders agreed to amend the facility, which included extending the maturity of the facility by one year from May 2011 to May 2012. Interest rates under this facility vary depending upon:
•	The amount borrowed;

•	The Company’s public debt rating by Standard & Poor, Moody’s and Fitch; and

•	At the Company’s option, rates tied to the agent bank’s prime rate or, for U.S. Dollar and Great Britain Pounds Sterling borrowings, the London interbank offered rate and for Euro Dollar borrowings, the EURIBO rate.
At September 30, 2007, there were $34.9 million in borrowings and $22.3 million in letters of credit outstanding under the facility. At December 31, 2006, there were $34.9 million in borrowings and $20.4 million in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of September 30, 2007, the Company had borrowing capacity under this facility of $442.8 million, after reductions for borrowings and letters of credit outstanding under the facility.
At September 30, 2007, the Company also maintained $75 million of uncommitted domestic money market facilities and $175.4 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At September 30, 2007, there were $14 million in borrowings outstanding under these facilities. At December 31, 2006, there were $11.8 million in outstanding borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s common stock. Under the most restrictive of these covenants, $1,538 million of income retained in the business and additional paid in capital was free from such limitations at September 30, 2007.

Lease Commitments
The Company finances certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease aircraft and equipment having a maximum unamortized value of $150 million at September 30, 2007. These leases are priced at a spread over LIBOR and are extended periodically, unless notice is provided, through the end of the lease terms. At September 30, 2007, future payments under these leases total $13.8 million. At September 30, 2007, the Company had guarantees of residual values on lease obligations of $24.8 million. The Company is obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under standard operating leases were $135.9 million at September 30, 2007.
Note 11. Pensions and Postretirement Benefits
Pensions
The following table sets forth the components of net periodic benefit costs (income) for the three and nine months ended September 30, 2007 and 2006. The net periodic benefit costs (income) for divested or discontinued operations retained by the Company are included in the amounts below.

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$11.4	$9.5	$7.4	$7.5	$1.3	$1.1
Interest cost	39.5	39.6	10.0	8.5	1.4	1.2
Expected rate of return on plan assets	(47.7)	(46.3)	(15.2)	(12.8)	(1.6)	(1.4)
Amortization of prior service cost	1.8	1.9	(0.3)	(0.2)	—	0.1
Amortization of actuarial (gain) loss	14.3	10.2	—	—	0.3	0.3

Periodic benefit cost (income)	19.3	14.9	1.9	3.0	1.4	1.3
Settlements and curtailments (gain) loss	6.0	0.1	—	—	—	—
Special termination benefit charge (credit)	—	—	—	0.3	—	—

Net benefit cost (income)	$25.3	$15.0	$1.9	$3.3	$1.4	$1.3

	U.S. Plans		U.K. Plans		Other Non-U.S. Plans
	Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$34.9	$35.4	$21.9	$21.9	$3.6	$3.2
Interest cost	120.0	115.8	29.5	24.8	4.0	3.7
Expected rate of return on plan assets	(146.3)	(135.7)	(45.0)	(37.4)	(4.5)	(4.0)
Amortization of prior service cost	5.6	6.6	(0.8)	(0.7)	—	0.1
Amortization of actuarial (gain) loss	47.0	36.4	—	—	0.8	0.9

Periodic benefit cost (income)	61.2	58.5	5.6	8.6	3.9	3.9
Settlements and curtailments (gain) loss	6.0	11.0	—	—	—	—
Special termination benefit charge (credit)	—	—	—	0.5	—	—

Net benefit cost (income)	$67.2	$69.5	$5.6	$9.1	$3.9	$3.9

On September 21, 2007, a definitive agreement to divest ATS was reached and assumptions for the U.S. qualified pension plans were reevaluated to remeasure the plan obligations and assets using an updated discount rate of 6.30%, which was an increase to the discount rate of 5.89% on January 1, 2007. In connection with the remeasurement, there was a curtailment loss of $6 million reported in discontinued operations. The remeasurement and curtailment increased accumulated other comprehensive income by $150.4 million before tax, or $91.9 million after tax.
Three events occurred in 2006 which required remeasurement of plan obligations and assets for the U.S. pension plans. Assumptions were reevaluated at April 11, 2006 to remeasure plan obligations and assets in connection with the Company’s definitive agreement to divest the turbomachinery products business (which agreement was subsequently terminated). On May 19, 2006, pension assumptions were again reevaluated to remeasure plan obligations and assets due to the closure of the election period for the Company’s Retirement Choice Program. Pension assumptions were again reevaluated on July 21, 2006 for the remeasurement of a U.S. nonqualified plan due to retirement settlements.

Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit costs for the three months and nine months ended September 30, 2007 and 2006. Other postretirement benefits (OPEB) related to divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$0.4	$0.6	$1.4	$1.3
Interest cost	5.6	5.5	17.1	15.3
Amortization of prior service cost	—	—	(0.1)	(0.1)
Amortization of actuarial (gain) loss	1.4	1.0	2.2	1.6

Periodic benefit cost	7.4	7.1	20.6	18.1

Settlements and curtailments (gain) loss	—	—	—	—
Special termination benefit charge (credit)	—	—	—	—

Net periodic benefit cost	$7.4	$7.1	$20.6	$18.1

The following table provides the assumptions used to determine the net periodic postretirement benefit costs.

	Three and Nine Months Ended
	September 30,
	2007	2006
Discount rate	5.79%	5.55%
Healthcare trend rate	9% in 2007 to 5% in 2013	9% in 2006 to 5% in 2010
Note 12. Comprehensive Income (Loss)
Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Net income	$126.8	$100.7	$351.4	$383.2
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	51.4	5.9	109.6	81.8
Pension/OPEB liability adjustments during the period	100.9	0.4	127.4	109.7
Gain (loss) on cash flow hedges	29.1	(12.5)	53.4	37.6
Gain (loss) on certain investments	—	—	—	(0.1)

Total comprehensive income	$308.2	$94.5	$641.8	$612.2

Accumulated other comprehensive income (loss) consisted of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains (losses)	$358.0	$248.4
Pension/OPEB liability adjustments	(436.2)	(563.6)
Accumulated gains (losses) on cash flow hedges	107.8	54.4

Total accumulated other comprehensive income (loss)	$29.6	$(260.8)

The pension/OPEB liability amounts above are net of deferred taxes of $271.3 million and $341.8 million at September 30, 2007 and December 31, 2006, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $58.3 million and $30.1 million at September 30, 2007 and December 31, 2006, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.
Note 13. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2007 was 27.9%. Significant items that had an impact on the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included a benefit from a tax settlement related to the IRS examination of the Company’s 2000-2004 income tax returns which reduced the effective tax rate by approximately 8 percentage points, foreign and domestic tax credits which reduced the effective tax rate by approximately 4 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $10 million increase to the January 1, 2007 balance of retained earnings with a corresponding decrease to reserves for tax contingencies. The Company had a $209.2 million liability recorded for unrecognized tax benefits as of January 1, 2007, which included interest and penalties of $118 million. The Company continues to record interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $163 million. At September 30, 2007, the Company had a $235.7 million liability recorded for unrecognized tax benefits, which includes interest and penalties of $132.4 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $166.8 million.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2005 and with few exceptions, state and local examinations for years before 2000 and non-U.S. income tax examinations for years before 2002. During the three months ended September 30, 2007, the IRS and the Company reached agreement on substantially all of the issues raised with respect to the examination of the taxable years 2000-2004. The Company submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues. In addition, during the three months ended September 30, 2007, the Company filed a petition with the U.S. Tax Court with respect to the unresolved issues associated with the 1997-1999 examination cycle. See Note 14, “Contingencies”, for further detail. The Company cannot predict the timing or ultimate outcome of these matters. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized which could be material to the Company’s results of operations and cash flows.
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
Environmental liabilities are recorded when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites, third party indemnity obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.
The Company’s Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $71.1 million and $74.3 million at September 30, 2007 and at December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, $19 million and $17.7 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At September 30, 2007 and December 31, 2006, $30.4 million and $31 million, respectively, was associated with ongoing operations and $40.7 million and $43.3 million, respectively, was associated with previously owned businesses.
The Company expects that it will expend present accruals over many years, and will generally complete remediation in less than 30 years at all sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation and the standards for remediation.

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
Insurance Coverage
The Company maintains a comprehensive portfolio of insurance policies, including aviation products liability insurance which covers most of its products. The aviation products liability insurance provides first dollar coverage for defense and indemnity of third party claims.
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
At September 30, 2007, the deferred settlement credit was approximately $54.6 million for which approximately $8.9 million was reported in accrued expenses and approximately $45.7 million was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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

Aerostructures Long-Term Contracts
The aerostructures business has several long-term contracts in the pre-production and early production phases (e.g., Boeing 787, Airbus A380 and A350 XWB). The pre-production phase includes design of the product to meet customer specifications as well as design of the processes to manufacture the product. Also involved in this phase is securing the supply of material and subcomponents produced by third party suppliers that are generally accomplished through long-term supply agreements. In addition to these factors, contracts in the early production phase include excess-over-average inventories, which represent the excess of current manufactured cost over the estimated average manufactured cost during the life of the contract. Cost estimates over the life of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover periods of up to 20 years or more, there is risk that estimates of future costs made during the pre-production and early production phases will be different from actual costs and that difference could have a material adverse impact on the Company’s results of operations and cash flows .
Tax
The Company is continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns.
During the three months ended September 30, 2007, the IRS and the Company reached agreement on substantially all of the issues raised with respect to the examination of taxable years 2000-2004 and recorded a tax benefit, resulting primarily from the reversal of related tax reserves of approximately $15.7 million. The Company submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues. The Company cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.
The previous examination cycle included the consolidated income tax groups in the audit periods identified below:

Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)
The IRS and the Company previously reached final settlement on all but one of the issues raised in this examination cycle. The Company received statutory notices of deficiency dated June 14, 2007 related to the remaining unresolved issue which involves the proper timing of certain deductions. The Company filed a petition with the U.S. Tax Court in September 2007 to contest the notices of deficiency. The Company believes the amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of this matter.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $22 million as of September 30, 2007. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $11 million as of September 30, 2007. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $22 million of interest or $11 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in 2008.
Note 15. Guarantees
The Company extends financial and product performance guarantees to third parties. As of September 30, 2007, the following environmental remediation indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
Environmental remediation indemnification (Note 14)	No limit	$16.6
Debt and lease payments	$2.0	$—
Residual value on leases (Note 10)	$24.8	$—
Letter of credit and bank guarantees	$54.5	$—
The letters of credit and bank guarantees of $54.5 million are inclusive of $22.3 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, which are discussed in Note 10, “Financing Arrangements”. The debt and lease payments primarily represent obligations of the Company under industrial development revenue bonds to finance additions to facilities that have since been divested. Each of these obligations was assumed by a third party in connection with the Company’s divestiture of the related facilities. If the assuming parties default, the Company will be liable for payment of the obligations. The industrial development revenue bonds mature in February 2008. It is not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit.
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

The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2007 are as follows:

(Dollars in millions)
Balance at December 31, 2006	$160.3
Net provisions for warranties issued during the year	38.5
Net (benefit) provisions for warranties existing at the beginning of the year	(7.9)
Payments	(30.5)
Foreign currency translation	5.7

Balance at September 30, 2007	$166.1

The current and long-term portions of service and product warranties were as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in millions)
Short-term liabilities	$65.3	$57.5
Long-term liabilities	100.8	102.8

Total	$166.1	$160.3

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
Foreign Currency Contracts
The Company enters forward contracts to manage its Great Britain Pounds Sterling, Euros, Canadian Dollars and Polish Zloty foreign currency exposures.
The total fair value of the Company’s forward contracts accounted for as cash flow hedges was a gain of $168.1 million (before deferred taxes of $58.3 million) at September 30, 2007. The notional value of the forward contracts at September 30, 2007 was $1,960.1 million. As of September 30, 2007, the amount of accumulated other comprehensive income that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months was a gain of $69.4 million. These forward contracts mature on a monthly basis with maturity dates that range from October 2007 to December 2011.
The Company also uses forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These contracts are not designated as hedges. Accordingly, the gains or losses on these contracts are recorded in cost of sales. The notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Under this program, as of September 30, 2007, the Company had forward contracts with a notional value of $241.7 million, which mature on a monthly basis with maturity dates ranging from October 2007 to December 2011.

Interest Rate Swaps
The notional amounts of outstanding interest rate swaps accounted for as fair value hedges at September 30, 2007 totaled $193 million with maturity dates ranging from 2008 to 2016. The fair value of the interest rate swaps was a net liability/loss of $0.6 million at September 30, 2007.
Note 17. Share-Based Compensation
During the three and nine months ended September 30, 2007 and 2006, the Company expensed share-based compensation awards under the Goodrich Corporation 2001 Equity Compensation Plan and the Goodrich Corporation Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
In January 2007, the Company granted special stock options with a seven-year term that included a market condition whereby the options vest when the price per share of the Company’s stock closes at or above $65.00 per share for any 5 business days during a 20 consecutive-business-day period. During the three months ended September 30, 2007, the market condition was met. The compensation cost recorded for the special stock options during the three months ended September 30, 2007 was $5.5 million, of which $4.1 million would have been recorded in future periods had the market condition not been met. The compensation cost recorded for the special stock options during the nine months ended September 30, 2007 was $8.2 million.
The compensation cost recorded for share-based compensation plans during the three months ended September 30, 2007 and 2006 totaled $23.2 million and $7.9 million, respectively. The compensation cost recorded for share-based compensation plans during the nine months ended September 30, 2007 and 2006 totaled $55.3 million and $36.1 million, respectively.
Note 18. Subsequent Event
On October 23, 2007, the Goodrich Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable January 2, 2008 to shareholders of record on December 3, 2007. This dividend declaration represents a 12.5 percent increase over the previous quarterly dividend of $0.20 per share of common stock.

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
GOODRICH AVIATION TECHNICAL SERVICES, INC. (ATS) HAS BEEN ACCOUNTED FOR AS A DISCONTINUED OPERATION. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO OUR CONTINUING OPERATIONS.
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

We have significant sales content on most of the airplanes manufactured in this market channel. We have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. We were also awarded several new contracts for our products on airplanes currently in a pre-production or early development stage, including the Boeing 787 and 747-8 and the Airbus A350 XWB, which should provide substantial future sales growth for us.
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
Capacity in the global airline system, as measured by ASMs, is expected to grow at about 4% to 5% in 2007. Goodrich sales to airline and package carriers for large commercial and regional aircraft aftermarket parts and services are expected to grow by about 17% in 2007 compared to 2006.
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
Long-term Sustainable Growth
We believe that we are well positioned to continue to grow our commercial airplane OE and aftermarket and defense and space sales due to:
•	Awards for key products on important new and expected programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	Growing commercial airplane fleet, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we are expanding our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems and intelligence, surveillance and reconnaissance products.

Third Quarter 2007 Sales Content by Market Channel
During the third quarter 2007, approximately 96% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	14%
Boeing Commercial OE	11%
Regional and General Aviation Airplane OE	8%

Total Commercial and General Aviation Airplane OE	33%

Large Commercial Airplane Aftermarket	29%
Regional and General Aviation Airplane Aftermarket	8%

Total Commercial and General Aviation Airplane Aftermarket	37%

Total Defense and Space	26%

Other	4%

Total	100%

Summary Performance — Third Quarter 2007 as Compared to Third Quarter 2006

	Third Quarter
	2007	2006	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,601.7	$1,395.3	14.8

Segment operating income(1)	$275.9	$201.9	36.7

Percent of sales	17.2%	14.5%
Income from continuing operations before income taxes	$194.4	$127.4	52.6

Income from continuing operations	$140.2	$100.1	40.1

Net income	$126.8	$100.7	25.9

Effective tax rate	27.9%	21.4%
Diluted EPS:
Continuing operations	$1.10	$0.79	39.2

Net income	$0.99	$0.80	23.8

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments except for certain Enterprise Resource Planning (ERP) system implementation expenses and pension curtailment expenses in 2006, which were not allocated to the segments. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.
The sales increase of 14.8% in the third quarter 2007 as compared to the third quarter 2006 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately 18%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 20%;

•	Large commercial, regional and general aviation airplane aftermarket sales increased by approximately 16%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 9%.

The segment operating income growth of 36.7% was generated by increased sales and improved operational performance in most business units as discussed in the “Business Segment Performance” section.
The change in income from continuing operations before income taxes during the third quarter 2007 as compared to the third quarter 2006 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Settlement of customer claims	$21.6	$13.5	$0.11

Changes in estimate on long-term contracts	$17.8	$11.1	$0.09

Higher share-based compensation	$(15.3)	$(9.6)	$(0.07)

Settlement of customer claims
During the third quarter 2007, we settled certain claims with a customer resulting in an increase in operating income of $21.6 million.
Changes in estimate on long-term contracts
During the third quarter 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units, resulting in higher income of approximately $18 million compared to the third quarter 2006. These changes were primarily due to favorable cost performance.
Share-based compensation
The increase in share-based compensation was primarily due to the following:
•	Approximately $9 million of increased costs resulting from an increase in our share price and favorable performance against plan targets; and

•	Approximately $4 million of costs related to the accelerated vesting of the 2007 special stock options.

Summary Performance — Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

	Nine Months Ended,
	September 30
	2007	2006	% Change
	(Dollars in millions, except diluted EPS)
Sales	$4,724.4	$4,224.0	11.8

Segment operating income(1)	$762.4	$578.4	31.8

Percent of sales	16.1%	13.7%
Income from continuing operations before income taxes	$520.1	$342.6	51.8

Income from continuing operations	$363.2	$379.7	(4.3)

Net income	$351.4	$383.2	(8.3)

Effective tax rate (benefit)(2)	30.2%	(10.8)%
Diluted EPS:
Continuing operations	$2.84	$3.01	(5.6)

Net income	$2.75	$3.04	(9.5)

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments except for certain enterprise ERP system implementation expenses and pension curtailment expenses in 2006, which were not allocated to the segments. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.

(2)	The lower effective tax rate for the nine months ended September 30, 2006 resulted primarily from the reversal of tax reserves in connection with the favorable Rohr and Coltec tax settlements, which reduced the tax rate by approximately 45 percentage points, or $1.15 per diluted share.
The sales increase of 11.8% during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was driven primarily by growth in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately 7%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 17%;

•	Large commercial, regional and general aviation airplane aftermarket sales increased by approximately 17%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 8%.
The segment operating income growth of 31.8% was generated by higher sales volume in all of our segments including strong aftermarket sales growth in all of our major businesses, and improved operational performance in most business units as discussed in the “Business Segment Performance” section.

The change in income from continuing operations before income taxes during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Changes in estimate on long-term contracts	$41.5	$25.9	$0.20

Settlement of customer claims	$21.6	$13.5	$0.11

Foreign exchange rate impact, including net monetary asset remeasurement	$(19.7)	$(12.3)	$(0.10)

Higher share-based compensation	$(19.1)	$(12.0)	$(0.09)

Changes in estimate on long-term contracts
During the nine months ended September 30, 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units, resulting in higher income of approximately $42 million compared to the nine months ended September 30, 2006. These changes were primarily due to favorable cost performance.
Settlement of customer claims
During the nine months ended September 30, 2007, we settled certain claims with a customer resulting in an increase in operating income of $21.6 million.
Foreign exchange rate impact
The net unfavorable foreign exchange rate impact was due to the following:
•	Approximately $44 million related to unfavorable foreign currency translation of net costs in currencies other than the U.S. Dollar, partially offset by approximately $21 million of higher net gains on cash flow hedges settled during the nine months ended September 30, 2007; and

•	Approximately $3 million of increased net transaction losses relating to re-measuring U.S. Dollar denominated monetary assets/liabilities into the local functional currency, offset by approximately $6 million of higher net gains on forward contracts we entered into to offset the impact of net monetary asset gains/losses.
Share-based compensation
The increase in share-based compensation was primarily due to the following:
•	Approximately $20 million of increased costs resulting from an increase in our share price and favorable performance against plan targets; and

•	Approximately $8 million of costs related to the 2007 special stock options; partially offset by

•	Approximately $10 million of costs that resulted from accelerated expense on awards granted to employees who were retirement eligible on the grant date in the first quarter of 2006.

2007 Outlook
We expect the following results for the year ending December 31, 2007:

	2007 Outlook	2006 Actual

Sales	$6.4-$6.5 billion	$5.7 billion
Diluted EPS — Income from Continuing Operations	$3.65-$3.70 per share	$3.78 per share*
Capital Expenditures	$270-$290 million	$254.6 million
Operating Cash Flow net of Capital Expenditures	60%-75% of income from continuing operations	2% of income from continuing operations**

*	includes a tax benefit of $1.15 related primarily to the Rohr and Coltec tax settlements in 2006.

**	includes a non-recurring cash outlay in 2006 of approximately $97 million relating to the termination of our accounts receivable securitization program and $117 million of tax payments associated with the Rohr and Coltec tax settlements.
Full year 2007 sales expectations have been adjusted to $6.4 to $6.5 billion. The change in outlook compared to the prior range of $6.5 to $6.6 billion provided in our Form 10-Q for the quarter ended June 30, 2007 is primarily due to the expected sale of ATS, which is now being reported as a discontinued operation. The outlook for 2007 income from continuing operations per diluted share is now $3.65 to $3.70. The income outlook reflects sales growth in all major market channels and margin expansion driven by sales growth, favorable mix and improved operating efficiencies.
The 2007 outlook assumes, among other factors, a full-year effective tax rate of approximately 31% to 32%, which may vary depending on many factors, including settlements with state, federal and international tax authorities.
To provide the most meaningful comparison between 2006 results and the outlook for 2007 income from continuing operations per diluted share, we believe that the 2006 income from operations per diluted share of $3.78 should be adjusted for the impact of the $1.15 per diluted share related to tax settlements that were completed during 2006. Excluding these tax settlements, income from continuing operations per diluted share for 2006 was $2.63, compared to expected results of $3.65 to $3.70 for 2007.
We continue to expect net cash provided by operating activities, minus capital expenditures, to be in the range of 60% to 75% of income from continuing operations in 2007. This outlook reflects a continuation of cash expenditures for investments in the Boeing 787 Dreamliner and the Airbus A350 XWB and capital expenditures for facility expansions to support increased aftermarket demand, low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We continue to expect capital expenditures for 2007 to be in a range of $270 to $290 million. Of these capital expenditures, approximately 40% are expected to be associated with investments in low cost country manufacturing, previously announced Maintenance, Repair and Operation (MRO) facility expansions and new facilities to support aftermarket sales growth, and expenditures related to the implementation of a company-wide ERP system.

The current sales, net income and net cash provided by operating activities outlooks for 2007 do not include the impact of acquisitions or divestitures, other than the completion of the recently announced sale of ATS, or resolution of an A380 claim against Northrop Grumman.
2008 Outlook
Our sales outlook is based on market assumptions for each of our major market channels. The current assumptions for the full year 2008, compared with the full year 2007 outlook, are:
•	Large commercial airplane original equipment sales are expected to increase by slightly more than 20%;

•	Regional business and general aviation airplane original equipment sales are expected to increase by about 13%;

•	Large commercial, regional and general aviation airplane aftermarket sales are expected to increase by about 8% to 10%; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase by about 5% to 8%.
We expect that full year 2008 sales will be in the range of $7.1 to $7.2 billion, which represents an increase of about 11% from the current outlook for 2007. We expect our 2008 net income per diluted share to be in the range of $4.15 to $4.30, reflecting strong sales growth in all of our major market channels.
Our 2008 outlook assumes, among other factors, an effective tax rate of 33% to 35%, including extension of the U.S. research tax credit. We expect net cash provided by operating activities, minus capital expenditures to exceed 75% of net income. Our outlook reflects a continuation of working capital investments to support the Boeing 787 Dreamliner and Airbus A380 programs, cash expenditures for investments in the Airbus A350 XWB and capital expenditures for low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term.
The current sales, net income and net cash provided by operating activities outlooks for 2008 do not include the impact of acquisitions or divestitures, other than the completion of the previously announced sale of ATS, or resolution of an A380 claim against Northrop Grumman.

RESULTS OF OPERATIONS
Third Quarter 2007 Compared with Third Quarter 2006

	Third Quarter		$
	2007	2006	Change
	(Dollars in millions)
Sales	$1,601.7	$1,395.3	$206.4

Segment Operating Income	$275.9	$201.9	$74.0
Corporate General and Administrative Costs	(34.5)	(23.0)	(11.5)
ERP Implementation Costs	(5.2)	(5.8)	0.6

Total Operating Income	236.2	173.1	63.1
Net Interest Expense	(29.3)	(29.4)	0.1
Other Income (Expense) — Net	(12.5)	(16.3)	3.8
Income Tax (Expense) Benefit	(54.2)	(27.3)	(26.9)

Income from Continuing Operations	140.2	100.1	40.1
Income (loss) from Discontinued Operations — Net of Income Taxes	(13.4)	0.6	(14.0)

Net Income	$126.8	$100.7	$26.1

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs increased for the third quarter 2007 as compared to the third quarter 2006 primarily due to higher incentive compensation and non-qualified pension benefit expense.
Other income (expense) — net decreased for the third quarter 2007 as compared to the third quarter 2006, primarily as a result of lower legal costs associated with previously owned businesses and an asset impairment which occurred in 2006.
For the third quarter 2007, we reported an effective tax rate of 27.9%, including a benefit of approximately 8 percentage points primarily related to the reversal of tax reserves associated with tax settlements. During the third quarter 2006, we reported an effective tax rate of 21.4%, including a net benefit of approximately 13 percentage points primarily related to the refund of prior year U.S. Research and Development (R&D) Credits connected with the Coltec litigation and for several additional settlements and refunds.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

	Nine Months Ended
	September 30,		$
	2007	2006	Change
	(Dollars in millions)
Sales	$4,724.4	$4,224.0	$500.4

Segment Operating Income	$762.4	$578.4	$184.0
Corporate General and Administrative Costs	(95.9)	(74.1)	(21.8)
ERP Implementation Costs	(12.5)	(12.4)	(0.1)
Pension Curtailment	—	(10.9)	10.9

Total Operating Income	654.0	481.0	173.0
Net Interest Expense	(88.3)	(90.5)	2.2
Other Income (Expense) — Net	(45.6)	(47.9)	2.3
Income Tax (Expense) Benefit	(156.9)	37.1	(194.0)

Income from Continuing Operations	363.2	379.7	(16.5)
Income (loss) from Discontinued Operations — Net of Income Taxes	(11.8)	2.9	(14.7)
Cumulative Effect of Change in Accounting	—	0.6	(0.6)

Net Income	$351.4	$383.2	$(31.8)

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs increased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, due to higher incentive compensation and non-qualified pension benefit expense.
During the nine months ended September 30, 2006, we recorded a pension curtailment charge of $10.9 million related to the implementation of changes to our pension and retirement savings plans.
Other income (expense) — net decreased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily as a result of expenses related to transaction costs for a long-term debt exchange program incurred in 2006, partially offset by higher minority interest costs and legal expenses related to previously owned businesses.
For the nine months ended September 30, 2007, we reported an effective tax rate of 30.2%, including a benefit of approximately 2 percentage points for the elimination of certain valuation allowances against net operating losses of a foreign subsidiary and a benefit of approximately 3 percentage points primarily related to the reversal of tax reserves associated with tax settlements. During the nine months ended September 30, 2006, we reported an effective tax rate benefit of (10.8%), including a benefit of approximately 45 percentage points related to the Rohr and Coltec tax settlements and for several additional settlements and refunds. The effective tax rate excluding the benefit related to these items would have been approximately 35%.

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
Effective January 1, 2007, our three business segments are as follows.
•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, as well as engine components, including fuel delivery systems and rotating assemblies.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a broad array of systems and components that provide flight performance measurements, flight management information, engine controls, fuel controls, electrical power systems, safety data, and reconnaissance and surveillance systems.
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

Third Quarter 2007 Compared with Third Quarter 2006

	Third Quarter		Increase/	%	% of Sales
	2007	2006	(Decrease)	Change	2007	2006
NET CUSTOMER SALES
Actuation and Landing Systems	$607.8	$515.8	$92.0	17.8
Nacelles and Interior Systems	545.2	464.2	81.0	17.4
Electronic Systems	448.7	415.3	33.4	8.0

	$1,601.7	$1,395.3	$206.4	14.8

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$73.6	$42.3	$31.3	74.0	12.1	8.2
Nacelles and Interior Systems	143.6	103.0	40.6	39.4	26.3	22.2
Electronic Systems	58.7	56.6	2.1	3.7	13.1	13.6

	$275.9	$201.9	$74.0	36.7	17.2	14.5

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the third quarter 2007 increased from the third quarter 2006 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $51 million, primarily in our landing gear and actuation business units;

•	Higher military OE and aftermarket sales of approximately $15 million, primarily in our actuation and aircraft wheels and brakes business units; and

•	Higher regional and business OE and aftermarket sales of approximately $13 million, primarily in our landing gear, aircraft wheels and brakes and engine components business units.

•	Higher large commercial airplane aftermarket sales of approximately $4 million, primarily in our landing gear and actuation business units;
Actuation and Landing Systems segment operating income for the third quarter 2007 increased from the third quarter 2006 primarily due to the following:
•	Higher sales volume and favorable product mix across most business units, which resulted in higher income of approximately $17 million;

•	Settlement of claims with a customer which resulted in higher income of approximately $15 million; and

•	Higher pricing net of increased costs across most business units, which resulted in higher income of approximately $4 million; partially offset by

•	Unfavorable foreign exchange impact of approximately $4 million.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the third quarter 2007 increased from the third quarter 2006 primarily due to the following:
•	Higher commercial airplane aftermarket sales, including spare parts and MRO volume, of approximately $63 million, primarily in our aerostructures and interiors business units;

•	Higher regional, business, and general aviation aircraft OE sales, primarily from our aerostructures business unit, of approximately $8 million; and

•	Higher large commercial OE sales, primarily from our aerostructures business unit, of approximately $8 million.
Nacelles and Interior Systems segment operating income for the third quarter 2007 increased from the third quarter 2006 primarily due to the following:
•	Higher sales volume, primarily in our aerostructures and interiors business units, which resulted in higher income of approximately $48 million;

•	Favorable changes in estimates for certain long-term contracts at our aerostructures business unit, resulting in higher income of approximately $13 million; and

•	Settlement of claims with a customer which resulted in higher income of approximately $7 million; partially offset by

•	Higher costs of $26 million, primarily related to research and development expenses in our aerostructures and interiors business units.
Electronic Systems: Electronic Systems segment sales for the third quarter 2007 increased from the third quarter 2006 primarily due to:
•	Higher defense and space OE and aftermarket sales of approximately $15 million across all of our business units; and

•	Higher regional and general aviation airplane OE and aftermarket sales of approximately $12 million in our sensor and integrated systems and engine control and electrical power business units.
Electronic Systems segment operating income for the third quarter 2007 increased from the third quarter 2006 primarily due to the following:
•	Higher sales volume and favorable product mix which resulted in higher operating income of approximately $15 million; partially offset by

•	Higher manufacturing costs of approximately $13 million, primarily in our sensors and integrated systems and engine control and electrical power business units.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

	Nine Months Ended
	September 30,		Increase/	%	% of Sales
	2007	2006	(Decrease)	Change	2007	2006
NET CUSTOMER SALES
Actuation and Landing Systems	$1,764.1	$1,537.8	$226.3	14.7
Nacelles and Interior Systems	1,625.8	1,472.9	152.9	10.4
Electronic Systems	1,334.5	1,213.3	121.2	10.0

	$4,724.4	$4,224.0	$500.4	11.8

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$182.0	$103.3	$78.7	76.2	10.3	6.7
Nacelles and Interior Systems	404.7	321.9	82.8	25.7	24.9	21.9
Electronic Systems	175.7	153.2	22.5	14.7	13.2	12.6

	$762.4	$578.4	$184.0	31.8	16.1	13.7

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the nine months ended September 30, 2007 increased from the nine months ended September 30, 2006 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $91 million, primarily in our landing gear business unit;

•	Higher large commercial airplane aftermarket sales of approximately $51 million, primarily in our landing gear, aircraft wheels and brakes and actuation business units;

•	Higher regional and business OE and aftermarket sales of approximately $41 million, primarily in our aircraft wheels and brakes, landing gear and engine components business units; and

•	Higher military OE and aftermarket sales of approximately $24 million, primarily in our actuation and aircraft wheels and brakes business units.
Actuation and Landing Systems segment operating income for the nine months ended September 30, 2007 increased from the nine months ended September 30, 2006 primarily as a result of the following:
•	Higher sales volume and favorable product mix across all business units, which resulted in higher income of approximately $43 million;

•	Higher operating income of approximately $36 million, driven primarily by higher pricing across most of our business units and improved brake-life performance in the aircraft wheels and brakes business unit, partially offset by increased operating costs, primarily in our landing gear and aircraft wheels and brakes business units; and

•	Settlement of claims with a customer which resulted in higher income of approximately $15 million; partially offset by

•	Unfavorable foreign exchange impact of approximately $14 million.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the nine months ended September 30, 2007 increased from the nine months ended September 30, 2006 primarily due to the following:
•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume of approximately $142 million, primarily in our aerostructures and interiors business units;

•	Higher large commercial airplane OE sales of approximately $32 million, primarily in our aerostructures business unit;

•	Higher regional, business, and general aviation aircraft OE sales primarily from our aerostructures business of approximately $18 million; and

•	Higher defense OE and aftermarket sales of approximately $14 million, primarily in our interiors business unit.
Partially offsetting these higher sales were lower large commercial airplane OE sales of approximately $50 million related to the completion of certain customer contracts in 2006.
Nacelles and Interior Systems segment operating income for the nine months ended September 30, 2007 increased from the nine months ended September 30, 2006 primarily due to the following:
•	Higher sales volume, primarily in our aerostructures and interiors business units, which resulted in higher income of approximately $102 million;

•	Favorable changes in estimates for certain long-term contracts at our aerostructures business unit, resulting in higher income of approximately $27 million; and

•	Settlement of claims with a customer which resulted in higher income of approximately $7 million; partially offset by

•	Higher costs of approximately $50 million, primarily related to research and development and selling, general and administrative expenses in our aerostructures and interiors business units.
Electronic Systems: Electronic Systems segment sales for the nine months ended September 30, 2007 increased from the nine months ended September 30, 2006 primarily due to:
•	Higher defense and space OE and aftermarket sales of approximately $52 million in our sensors and integrated systems and engine control and electrical power business units;

•	Higher regional and general aviation airplane OE and aftermarket sales of approximately $41 million in our sensors and integrated systems and engine control and electrical power business units;

•	Higher sales of products to the helicopter market of approximately $14 million in our sensors and integrated systems and engine controls and electrical power business units; and

•	Higher commercial OE and aftermarket sales of approximately $14 million in our engine control and electrical power business unit.
Electronic Systems segment operating income for the nine months ended September 30, 2007 increased from the nine months ended September 30, 2006 primarily due to the following:
•	Higher sales volume and pricing and favorable product mix across most of our business units, which resulted in higher income of approximately $49 million; partially offset by

•	Higher costs of approximately $25 million, primarily in our sensors and integrated systems and engine control and electrical power business units; and

•	Unfavorable foreign exchange impact of approximately $3 million.
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
Cash
At September 30, 2007, we had cash and marketable securities of $314.3 million, as compared to $201.3 million at December 31, 2006.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $442.8 million was available as of September 30, 2007; and

•	$75 million of uncommitted domestic money market facilities and $175.4 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $236.4 million was available as of September 30, 2007.

Off-Balance Sheet Arrangements
Lease Commitments
We finance certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow us to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow us to lease aircraft and equipment having a maximum unamortized value of $150 million at September 30, 2007. These leases are priced at a spread over LIBOR and are extended periodically, unless notice is provided, through the end of the lease terms. At September 30, 2007, future payments under these leases total $13.8 million through the end of the lease terms. At September 30, 2007, we had guarantees of residual values on lease obligations of $24.8 million. We are obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under standard operating leases were $135.9 million at September 30, 2007.
Sale of Receivables
Effective June 30, 2006, we terminated the variable rate trade receivables securitization program and repaid the outstanding balance of $97.1 million.
Derivatives
The Company utilizes certain financial instruments to enhance its ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: Our contracts had a notional amount of $1,960.1 million, fair value of $168.1 million and maturity dates ranging from October 2007 to December 2011. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months was a gain of $69.4 million. During the third quarter of 2007 and 2006, we realized net gains of $19.7 million and $9.1 million, respectively, related to contracts that settled. During the nine months ended September 30, 2007 and 2006, we realized net gains of $50.3 million and $29.7 million respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: Our contracts, most of which mature monthly, had a notional amount of $241.7 million, which mature on a monthly basis with maturity dates ranging from October 2007 to December 2011. During the third quarter of 2007, we realized a net gain of $5.5 million to a net gain of $0.3 million during the third quarter of 2006. During the nine months ended September 30, 2007, we realized a net gain of $6 million compared to a net gain of $0.1 million during the nine months ended September 30, 2006.

•	Interest Rate Swaps Designated as Fair Value Hedges: Our contracts had a notional amount of $193 million, a fair value of $0.6 million net liability/loss and maturity dates ranging from April 2008 to July 2016.
Contractual Obligations and Other Commercial Commitments
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for unrecognized tax benefits, which totaled $209.2 million as of January 1, 2007 and $235.7 million as of September 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		$
	2007	2006	Change
	(Dollars in millions)
Operating activities of continuing operations	$406.1	$19.5	$386.6
Investing activities of continuing operations	$(159.8)	$(151.0)	$(8.8)
Financing activities of continuing operations	$(142.4)	$13.2	$(155.6)
Discontinued operations	$5.2	$1.7	$3.5
Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 was primarily comprised of the following:
•	Increased before tax income of approximately $178 million;

•	A non-recurring cash outlay in 2006 of approximately $97 million relating to the termination of our accounts receivable securitization program; and

•	Non-recurring tax payments in 2006 of $117 million associated with the Rohr and Coltec tax settlements; partially offset by

•	Increased pension plan contributions of approximately $11 million in 2007.
We expect cash flow from operating activities net of capital expenditures to approximate 60% to 75% of net income in 2007.

Investing Activities of Continuing Operations
Net cash used by investing activities for the nine months ended September 30, 2007 and 2006 included capital expenditures of $161 million and $153 million, respectively.
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
Financing Activities of Continuing Operations
The increase in net cash used in financing activities for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 was primarily comprised of the following:
•	Purchases of our common stock during the nine months ended September 30, 2007 totaling $152.5 million, primarily in conjunction with the share repurchase program announced on October 24, 2006;

•	Repayments of short-term debt totaling $0.3 million during the nine months ended September 30, 2007, as compared to increased short-term debt of $67.6 million during the nine months ended September 30, 2006; partially offset by

•	An increase of $31.9 million of proceeds from the issuance of our common stock, primarily from the exercises of share-based compensation awards, to $78.9 million during the nine months ended September 30, 2007 as compared to $47 million for the nine months ended September 30, 2006; and

•	The cash premiums of $20.5 million we paid in connection with the exchange of $533.3 million principal amount of our long-term notes for similar notes of longer duration during the nine months ended September 30, 2006.
On October 24, 2006, our Board of Directors approved a program that authorizes us to repurchase up to $300 million of our common stock. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. While no time limit was set for completion of the program, we expect repurchases to occur over a three year period. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as we deem appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate us to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. As of September 30, 2007, we have purchased approximately 2.7 million shares for approximately $153 million.

On July 24, 2007, our Board of Directors declared a quarterly dividend of $0.20 per share on our common stock, paid October 1, 2007 to shareholders of record as of September 4, 2007. On October 23, 2007, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable January 2, 2008 to shareholders of record on December 3, 2007. This dividend declaration represents a 12.5 percent increase over the previous quarterly dividend of $0.20 per share of common stock.
Discontinued Operations
Net cash provided by discontinued operations was $5.2 million for the nine months ended September 30, 2007 primarily from the operations of ATS, insurance settlements, net of tax, with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation and retained liabilities of previously owned businesses.
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
Environmental liabilities are recorded when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have recommended a remedy or have committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites, third party indemnity obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.
Our Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $71.1 million and $74.3 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, $19 million, and $17.7 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At September 30, 2007 and December 31, 2006, $30.4 million and $31 million, respectively, was associated with ongoing operations and $40.7 million and $43.3 million, respectively, was associated with previously owned businesses.
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
Insurance Coverage
We maintain a comprehensive portfolio of insurance policies, including aviation products liability insurance which covers most of our products. The aviation products liability insurance provides first dollar coverage for defense and indemnity of third party claims.
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
At September 30, 2007, the deferred settlement credit was approximately $54.6 million for which approximately $8.9 million was reported in accrued expenses and approximately $45.7 million as a long-term liability. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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
Guarantees
At September 30, 2007, we had an outstanding contingent liability for guarantees of debt and lease payments of $2 million, letters of credit and bank guarantees of $54.5 million and residual value of lease obligations of $24.8 million. See Note 15, “Guarantees” to our Condensed Consolidated Financial Statements.

Aerostructures Long-Term Contracts
Our aerostructures business has several long-term contracts in the pre-production and early production phases (e.g., Boeing 787 and Airbus A350 XWB). The pre-production phase includes design of the product to meet customer specifications as well as design of the processes to manufacture the product. Also involved in this phase is securing the supply of material and subcomponents produced by third party suppliers that are generally accomplished through long-term supply agreements. In addition to these factors, contracts in the early production phase include excess-over-average inventories, which represent the excess of current manufactured cost over the estimated average manufactured cost during the life of the contract. Cost estimates over the life of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover periods of up to 20 years or more, there is risk that estimates of future costs made during the pre-production and early production phases will be different from actual costs and that difference could have a material adverse impact on our results of operations and cash flows.
Tax
We are continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns.
During the three months ended September 30, 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000-2004 and recorded a tax benefit, resulting primarily from the reversal of related tax reserves of approximately $15.7 million. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.
The previous examination cycle included the consolidated income tax groups in the audit periods identified below:

Coltec Industries Inc and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998-1999 (including Rohr and Coltec)
We previously reached final settlement with the IRS on all but one of the issues raised in this examination cycle. We received statutory notices of deficiency dated June 14, 2007 related to the remaining unresolved issue which involves the proper timing of certain deductions. We filed a petition with the U.S. Tax Court in September 2007 to contest the notices of deficiency. We believe the amount of the estimated tax liability if the IRS were to prevail is fully reserved. We cannot predict the timing or ultimate outcome of this matter.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $22 million as of September 30, 2007. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $11 million as of September 30, 2007. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $22 million of interest or $11 million of penalty interest. Under California law, Rohr may be required to pay the full amount of interest prior to filing any suit for refund. If required, Rohr expects to make this payment and file suit for a refund in 2008.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to disclose, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact of the adoption of SFAS 159 on our financial condition, results of operations and cash flows.
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

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
In July 2007, the FASB ratified Emerging Issues Tax Force No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payments Awards” (EITF 06-11). EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify those tax benefits from additional paid-in capital (APIC) to the income statement when the related award is forfeited or no longer expected to vest. The amount reclassified is limited to the amount of our APIC pool balance on the reclassification date. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of the adoption of EITF 06-11 on our financial condition and results of operations.
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OE manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as cost of sales. At September 30, 2007 and December 31, 2006, the carrying amount of participation payments was $123.9 million and $124.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the nine months ended September 30, 2007 or 2006.
Entry Fees
Certain businesses in our Nacelles and Interior Systems and Electronic Systems segments make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis to cost of sales or as a reduction of sales, as appropriate. At September 30, 2007 and December 31, 2006, the carrying amount of entry fees was $136.7 million and $135.3 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded for the amount by which the carrying amount of the entry fee exceeds its fair value. No such impairment charges were recorded in the nine months ended September 30, 2007 or 2006.

Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales. At September 30, 2007 and December 31, 2006, the carrying amount of sales incentives was $63.4 million and $61.2 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the nine months ended September 30, 2007 or 2006.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales. At September 30, 2007 and December 31, 2006, the carrying amount of flight certification costs was $35.1 million and $26.3 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in the nine months ended September 30, 2007 or 2006.
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

Pension and Postretirement Benefits Other Than Pensions
We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. The U.S. discount rate was determined based on a customized yield curve approach. Our projected pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rate was used to determine the benefit obligations as of December 31, 2006. This same approach was used to determine U.S. discount rates to remeasure plan obligations on September 21, 2007, in connection with our definitive agreement to divest ATS. In Canada and the U.K., a similar approach to determining discount rates in the U.S. was utilized. The appropriate benchmarks by applicable country were used for pension plans other than those in the U.S., U.K., and Canada to determine the discount rate assumptions.
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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	the closing of the transaction for the sale of ATS on the terms contained in the agreement;

•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	our ability to extend our commercial original equipment contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 Dreamliner and the Airbus A380 aircraft programs;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies and/or consolidations in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the resolution of contractual disputes with Northrop Grumman related to the purchase of aeronautical systems;

•	the possibility of restructuring and consolidation actions beyond those previously announced by us;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which expenses relating to employee and retiree medical and pension benefits change;

•	competitive product and pricing pressures;

•	our ability to recover from third parties under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies or tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2006 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 16, “Derivatives and Hedging Activities” of our Unaudited Condensed Consolidated Financial Statements in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities. At September 30, 2007, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $2.6 million. At September 30, 2007, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $207.1 million. The fair value of these forward contracts was $168.1 million at September 30, 2007. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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
Changes in Internal Control
During the quarter, we implemented an ERP system at our aircraft wheels and brakes business unit and within an aftermarket support system as part of our previously disclosed plan for an integrated ERP system across the Company. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended September 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (2)
July 2007	230,195	$62.65	230,000
August 2007	420,855	58.75	420,600
September 2007	1,414	63.29	—

Total	652,464	60.14	650,600	$135 million

(1)	The category includes 1,864 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under our repurchase program that was announced on October 24, 2006 (the “Program”). Under the Program we are authorized to repurchase up to $300 million of our common stock. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have purchased all shares authorized for repurchase.
Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated July 26, 2007, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number Three to the Goodrich Corporation Outside Director Phantom Share Plan.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 26, 2007	GOODRICH CORPORATION
/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Senior Vice President and Chief Financial Officer

/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated July 26, 2007, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number Three to the Goodrich Corporation Outside Director Phantom Share Plan.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.*

Exhibit 32	Section 1350 Certifications.*

*	Submitted electronically herewith.