Form 10-K
period 2007-12-31
GOODRICH CORP
filed 2008-02-19
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity of the registrant, consisting solely of common stock, held by nonaffiliates of the registrant as of June 30, 2007 was $7.4 billion.

The number of shares of common stock outstanding as of January 31, 2008 was 125,075,415 (excluding 14,000,000 shares held by a wholly owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement dated March 12, 2008 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

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

Our principal executive offices are located at Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, North Carolina 28217 (telephone 704-423-7000).

We maintain an Internet site at http://www.goodrich.com. The information contained at our Internet site is not incorporated by reference in this report, and you should not consider it a part of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Internet site as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. In addition, we maintain a corporate governance page on our Internet site that includes key information about our corporate governance initiatives, including our Guidelines on Governance, the charters for our standing board committees and our Business Code of Conduct. These materials are available upon request.

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations include the Avionics business, which was sold in March 2003, the Passenger Restraints Systems (PRS) business, which ceased operating during the first quarter of 2003, the JCAir Inc. (Test Systems) business, which was sold in April 2005 and the Goodrich Aviation Technical Services, Inc. (ATS) business, which was sold in November 2007.

Unless the context otherwise requires, the terms “we”, “our”, “us”, “Company” and “Goodrich” as used herein refer to Goodrich Corporation and its subsidiaries.

As used in this Form 10-K, the following terms have the following meanings:

•	“aftermarket” means products and services provided to our customers to replace, repair or overhaul OE;

•	“commercial” means large commercial and regional airplanes;

•	“large commercial” means commercial airplanes with a capacity of more than 110 seats, including those manufactured by Airbus S.A.S (Airbus) and The Boeing Company (Boeing);

•	“regional” means commercial airplanes with a capacity of 110 seats or less; and

•	“general aviation” means business jets and all other non-commercial, non-military airplanes.

Business Segment Information

Our three business segments are as follows.

•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, as well as engine components, including fuel delivery systems and rotating assemblies.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management, fuel controls, electrical systems, and control and safety data, as well as reconnaissance and surveillance systems.

For financial information about our segments, see Note 3, “Business Segment Information” to our Consolidated Financial Statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

Key Products and Services

We provide products and services for the entire life cycle of airplane and defense programs, including a significant amount of aftermarket support for our key products. Our key products include:

•	Nacelles — the structure surrounding an aircraft engine. Components that make up a nacelle include thrust reversers, inlet and fan cowls, nozzle assemblies, exhaust systems and other structural components. Our aerostructures business is one of a few businesses that is a nacelle integrator, which means that we have the capabilities to design and manufacture all components of a nacelle, dress the engine systems and coordinate the installation of the engine and nacelle to the aircraft.

•	Actuation systems — equipment that utilizes linear, rotary or fly-by-wire actuation to control movement. We manufacture a wide-range of actuators including primary and secondary flight controls, helicopter main and tail rotor actuation, engine and nacelle actuation, utility actuation, precision weapon actuation and land vehicle actuation.

•	Landing gear — complete landing gear systems for commercial, general aviation and defense aircraft.

•	Aircraft wheels and brakes — aircraft wheels and brakes for a variety of commercial, general aviation and defense applications.

•	Engine control systems — applications for commercial engines, large and small, helicopters and all forms of military aircraft. Our products include fuel metering controls, fuel pumping systems, electronic controls (software and hardware), variable geometry actuation controls and engine health monitoring systems.

•	Intelligence surveillance and reconnaissance systems — high performance custom engineered electronics, optics, shortwave infrared cameras and arrays, and electro-optical products and services for sophisticated defense, scientific and commercial applications.

•	Sensor systems — aircraft and engine sensors that provide critical measurements for flight control, cockpit information and engine control systems.

•	Power systems — aircraft electrical power systems for large commercial airplanes, business jets and helicopters. We supply these systems to defense and civil customers around the globe.

Customers

We serve a diverse group of customers worldwide in the commercial and general aviation airplane markets and in the global defense and space markets. We market our products, systems and services directly to our customers through an internal marketing and sales force.

In 2007, 2006 and 2005, direct and indirect sales to the United States (U.S.) government totaled approximately 13%, 16% and 18%, respectively, of consolidated sales. Indirect sales to the U.S. government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In 2007, 2006 and 2005, direct and indirect sales to Airbus totaled approximately 15%, 18% and 17%, respectively, of consolidated sales. In 2007, 2006 and 2005, direct and indirect sales to Boeing totaled approximately 15%, 14% and 12%, respectively, of consolidated sales.

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

System	Primary Market Segments	Major Non-Captive Competitors(1)

Actuation and Landing Systems

Wheels and Brakes	Large Commercial/ Regional/Business/Defense	Honeywell International Inc.; Messier-Bugatti (a subsidiary of SAFRAN); Aircraft Braking Systems Corporation
(a subsidiary of Meggitt plc); Dunlop Standard Aerospace Group plc.
(a division of Meggitt plc)

Landing Gear	Large Commercial/Defense	Messier-Dowty (a subsidiary of SAFRAN), Liebherr-Holding GmbH; Héroux-Devtek Inc.

Flight Control Actuation	Large Commercial/Defense	Parker Hannifin Corporation; United Technologies Corporation; GE Aviation; Liebherr-Holding GmbH; Moog Inc.

Turbine Fuel Technologies	Large Commercial/ Military/Regional/ Business	Parker Hannifin Corporation; Woodward Governor Company

Turbomachinery Products	Aero and Industrial Turbine Components	Blades Technology; Samsung; Howmet (a division of Alcoa Inc.); PZL (a division of United Technologies Corporation), Honeywell -- Greer (a division of Honeywell International, Inc.); TECT Corporation

Nacelles and Interior Systems

Nacelles/Thrust Reversers	Large Commercial/Military	Aircelle (a subsidiary of SAFRAN); General Electric Company, Spirit Aerosystems, Inc.

System	Primary Market Segments	Major Non-Captive Competitors(1)

Evacuation Systems	Large Commercial/Regional	Air Crusiers (a subsidiary of Zodiac S.A.); Smiths Group plc; Parker Hannifin Corporation

Propulsion Systems	Defense	Danaher Corp (Pacific Scientific, McCormick Selph, SDI); Scot, Inc. (a subsidiary of Procyon Technologies, Inc.); Talley Defense Systems

Aircraft Crew Seating	Large Commercial/ Regional/Business	Ipeco Holdings Ltd; Sicma Aero Seat (a subsidiary of Zodiac S.A.); EADS Sogerma Services (a subsidiary of EADS European Aeronautical Defense and Space Co.); B/E Aerospace, Inc.; C&D Aerospace Group

Ejection Seats	Defense	Martin-Baker Aircraft Co. Limited

Lighting	Large Commercial/Regional/ Business/Defense	Page Aerospace Limited; LSI Luminescent Systems Inc.; Diehl Luftfahrt Elecktronik GmbH (DLE)

Cargo Systems	Large Commercial	Telair International (a subsidiary of Teleflex Incorporated); Ancra International LLC, AAR Manufacturing Group, Inc.

Electronic Systems

Sensors	Large Commercial/Regional/ Business/Defense	Honeywell International Inc.; Thales, S.A.; Auxitrol (a subsidiary of Esterline Technologies Corporation)

Fuel and Utility Systems	Large Commercial/Defense	Honeywell International Inc.; Parker Hannifin Corporation; Smiths Group plc

De-Icing Systems	Large Commercial/Regional/ Business/Defense	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.

Aerospace Hoists/Winches	Defense/Search & Rescue/Commercial Helicopter	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)

Optical Systems	Defense/Space	BAE Systems, plc; ITT Industries, Inc.; L-3 Communications Holdings, Inc.; Honeywell International Inc.

Power Systems	Large Commercial/Regional/ Business/Defense	Honeywell International Inc.; Smiths Group plc; Hamilton Sunstrand (a subsidiary of United Technologies Corporation)

Engine Controls	Large Commercial/ Regional/Business/ Defense/Helicopter	United Technologies Corporation; BAE Systems plc; Honeywell International Inc.; Argo-Tech Corporation, Woodward Governor Company; Hispano-Suiza (a subsidiary of SAFRAN)

(1)	Excludes aircraft manufacturers, airlines and prime defense contractors who, in some cases, have the capability to produce these systems internally.

Backlog

Backlog as of December 31, 2007 was approximately:

	Firm	Unobligated	Total	Firm Backlog Expected
	Backlog	Backlog	Backlog	to be Filled in 2008
	(Dollars in millions)

Commercial	$3,704	$6,519	$10,223	$2,577
Defense and Space	1,709	473	2,182	1,136

	$5,413	$6,992	$12,405	$3,713

Firm commercial backlog includes orders for which we have definitive purchase contracts and the estimated sales value to be realized under firm agreements to purchase future aircraft maintenance and overhaul services. Firm backlog includes fixed, firm contracts that have not been shipped and for which cancellation is not anticipated.

Aircraft manufacturers, such as Airbus and Boeing, may have firm orders for commercial aircraft that are in excess of the number of units covered under their firm contracts with us. We believe it is reasonable to expect that we will continue to provide products and services to these aircraft in the same manner as those under firm contract. Our unobligated commercial backlog includes the expected sales value for our product on the aircraft manufacturers’ firm orders for commercial aircraft in excess of the amount included in our firm commercial backlog.

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

Backlog is subject to delivery delays or program cancellations which are beyond our control. Firm backlog approximated $4.8 billion at December 31, 2006.

Raw Materials and Components

We purchase a variety of raw materials and components for use in the manufacture of our products, including aluminum, titanium, steel, various specialty metals and carbon fiber. In some cases we rely on sole-source suppliers for certain of these raw materials and components, and a delay in delivery of these materials and components could create difficulties in meeting our production and delivery obligations. We continue to experience margin and cost pressures in some of our businesses due to increased market prices and limited availability of some raw materials, such as titanium, steel and various specialty metals. We have taken actions to address these market dynamics, including securing long-term supply contracts for titanium, and with these actions, we believe that we currently have adequate sources of supply for raw materials and components.

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

Research and Development

We perform research and development under company-funded programs for commercial products and under contracts with customers. Research and development under contracts with others is performed on both defense and commercial products. Total research and development expenses from continuing operations in 2007, 2006 and 2005 were approximately $280 million, $247 million and $267 million, respectively. These amounts are net of approximately $124 million, $113 million and $112 million, respectively, which were funded by customers.

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

Seasonality

Our large commercial, regional, business and general aviation airplane aftermarket market channel is moderately seasonal because certain of our customers maintain busy flight schedules from late November through December. This has historically resulted in some sales in this market channel being postponed from the fourth quarter into the first quarter of the following year.

Working Capital

Our working capital is influenced by the following factors:

•	New commercial aircraft development;

•	Aircraft production rate changes by original equipment (OE) manufacturers;

•	Levels of aircraft utilization, age of aircraft in the fleets and types of aircraft utilized by airlines; and

•	Levels of defense spending by governments worldwide.

Our working capital is currently at a high level primarily due to several new commercial airplane development programs, early production of the Airbus A380 and the Boeing 787 and production rate increases by Airbus and Boeing.

Human Resources

As of December 31, 2007, we employed approximately 23,400 people, of which approximately 14,800 people were employed in the U.S. and approximately 8,600 people were employed in other countries. We believe that we have satisfactory relationships with our employees. Those hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through May 2012. Approximately 20% of our global labor force is covered by collective bargaining arrangements and approximately 10% of our global labor force is covered by collective bargaining arrangements that will expire within one year. There were no material work stoppages during 2007.

International Operations

We are engaged in business worldwide. We market our products and services through sales subsidiaries and distributors in various countries. We also have international joint venture agreements.

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

For financial information about our U.S. and foreign sales and assets, see Note 3, “Business Segment Information” to our Consolidated Financial Statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

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

Capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a substantial portion of commercial airplane OE deliveries are scheduled beyond 2007, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. Aftermarket sales and service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements that increase reliability and performance. A reduction in spending by airlines or aircraft manufacturers could have a significant effect on the demand for our products, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

Current conditions in the airline industry could adversely affect our business and financial results.

Increases in fuel costs, high labor costs and heightened competition from low cost carriers have adversely affected the financial condition of some commercial airlines. Over the past five years, several airlines have declared bankruptcy. A portion of our sales are derived from the sale of products directly to airlines, and we sometimes provide sales incentives to airlines and record unamortized sales incentives as other assets. If an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline and we may be required to record a charge related to unamortized sales incentives to the extent they cannot be recovered.

A significant decline in business with Airbus or Boeing could adversely affect our business and financial results.

For the year 2007, approximately 15% of our sales were made to Airbus and approximately 15% of our sales were made to Boeing for all categories of products, including OE and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for our defense and space-related products is dependent upon government spending.

Approximately 25% of our sales for the year 2007 were derived from the defense and space market segment. Included in that category are direct and indirect sales to the U.S. Government, which represented approximately 13% of our sales for the year 2007. The defense and space market segment is largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending or levels of military flight operations could curtail or enhance our prospects in this market segment, depending upon the programs affected.

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

The aerospace industry in which we operate has been experiencing significant consolidation among suppliers, including us and our competitors, and the customers we serve. There have been mergers and global alliances in the aerospace industry to achieve greater economies of scale and enhanced geographic reach. Aircraft manufacturers have made acquisitions to expand their product portfolios to better compete in the global marketplace. In addition, aviation suppliers have been consolidating and forming alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers and airlines more frequently awarding long-term sole source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers from whom components and systems are purchased. Our business and financial results may be adversely impacted as a result of consolidation by our competitors or customers.

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

We are subject to various domestic and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We are currently involved in the investigation and remediation of a number of sites for which we have been identified as a potentially responsible party under these laws. Based on currently available information, we do not believe that future environmental costs in excess of those accrued with respect to such sites will have a material adverse effect on our financial condition. We cannot be assured that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations and/or cash flows in a given period.

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

Any material product liability claims in excess of insurance may adversely affect us.

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

Information with respect to our significant facilities that are owned or leased is set forth below:

			Approximate
			Number of
Segment	Location	Owned or Leased	Square Feet

Actuation and Landing Systems	Cleveland, Ohio	Leased	482,000
	Wolverhampton, England	Owned	429,000
	Troy, Ohio	Owned	415,000
	Oakville, Canada	Owned/Leased	386,000
	Vernon, France	Owned	273,000
	Tullahoma, Tennessee	Owned	260,000
	Miami, Florida	Owned	200,000
Nacelles and Interior Systems	Chula Vista, California	Owned	1,797,000
	Riverside, California	Owned	1,162,000
	Singapore, Singapore	Owned	634,000
	Foley, Alabama	Owned	418,000
	Toulouse, France	Owned/Leased	302,000
	Phoenix, Arizona	Owned	274,000
	Jamestown, North Dakota	Owned	272,000
	Prestwick, Scotland	Owned	250,000
Electronic Systems	Danbury, Connecticut	Owned	523,000
	Birmingham, England	Owned	377,000
	Neuss, Germany	Owned/Leased	305,000
	West Hartford, Connecticut	Owned	262,000
	Burnsville, Minnesota	Owned	252,000
	Vergennes, Vermont	Owned	211,000

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

General

There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, arising in the ordinary course of business, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. Legal costs are expensed when incurred.

Environmental

We are subject to environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. At certain sites we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We are currently involved in the investigation and remediation of a number of sites under applicable laws.

Estimates of our environmental liabilities are based on current facts, laws, regulations and technology. These estimates take into consideration our prior experience and professional judgment of our environmental specialists. Estimates of our environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

Accordingly, as investigation and remediation proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period. Based on currently available information, however, we do not believe that future environmental costs in excess of those accrued with respect to sites for which we have been identified as a potentially responsible party are likely to have a material adverse effect on our financial condition.

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

Our Consolidated Balance Sheet includes an accrued liability for environmental remediation obligations of $69.6 million and $74.3 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, $18.6 million and $17.7 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At December 31, 2007 and 2006, $29.4 million and $31 million, respectively, was associated with ongoing operations and $40.2 million and $43.3 million, respectively, was associated with previously owned businesses.

We expect that we will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

There has recently been an increase by certain states in the U.S. and countries globally to promulgate or propose regulations or legislation impacting the use of various chemical substances by all companies. We are currently evaluating the potential impact, if any, of such regulations and legislation.

Asbestos

We and some of our subsidiaries have been named as defendants in various actions by plaintiffs alleging damages as a result of exposure to asbestos fibers in products or at our facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. We believe that pending and reasonably anticipated future actions are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on our results of operations in a given period.

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

At December 31, 2007 and 2006, the deferred settlement credit was approximately $54 million and $38 million, respectively, for which approximately $8 million and $3 million, respectively, was reported in accrued expenses and approximately $46 million and $35 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

Liabilities of Divested Businesses

Asbestos

In May 2002, we completed the tax-free spin-off of our Engineered Industrial Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries prior to our ownership. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these and other such claims. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. We believe any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to us. If we would ultimately be found responsible for the asbestos-related liabilities of Coltec’s subsidiaries, we believe such finding would not have a material adverse effect on our financial condition, but could have a material adverse effect on our results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on our financial condition, results of operations and cash flows.

Tax

We are continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, we establish reserves for tax contingencies related to deductions and credits that we may be unable to sustain. Differences between the reserves for tax contingencies and the amounts ultimately owed by us are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements.

During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000-2004 and recorded a tax benefit, resulting primarily from the reversal of related tax reserves of $15.7 million. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues. We believe the amount of the estimated tax liability if the IRS were to prevail is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

The previous examination cycle included the consolidated income tax groups for the audit periods identified below:

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

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $23 million as of December 31, 2007. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $11 million as of December 31, 2007. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $23 million of interest or $11 million of penalty interest. Under California law, Rohr could be required to pay the full amount of interest prior to filing any suit for refund. In late December 2007, the trial court ruled that Rohr is not required to pay the interest and its suit for refund could proceed. The California Franchise Tax Board has appealed the decision and if the lower court is reversed, Rohr would be required to make this payment in order to continue seeking a refund.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Marshall O. Larsen, age 59, Chairman, President and Chief Executive Officer

Mr. Larsen joined the Company in 1977 as an Operations Analyst. In 1981, he became Director of Planning and Analysis and subsequently Director of Product Marketing. In 1986, he became Assistant to the President and later served as General Manager of several divisions of the Company’s aerospace business. He was elected a Vice President of the Company and named a Group Vice President of Goodrich Aerospace in 1994 and was elected an Executive Vice President of the Company and President and Chief Operating Officer of Goodrich Aerospace in 1995. He was elected President and Chief Operating Officer and a director of the Company in February 2002, Chief Executive Officer in April 2003 and Chairman in October 2003. Mr. Larsen is a director of Becton, Dickinson & Co. and Lowe’s Companies, Inc. He received a B.S. in engineering from the U.S. Military Academy and an M.S. in industrial management from the Krannert Graduate School of Management at Purdue University.

John J. Carmola, age 52, Vice President and Segment President, Actuation and Landing Systems

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

Cynthia M. Egnotovich, age 50, Vice President and Segment President, Nacelles and Interior Systems

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

Curtis C. Reusser, Age 47, Vice President and Segment President, Electronic Systems

Mr. Reusser joined the Company in 1988 when it acquired TRAMCO. He held roles of increasing responsibility in Goodrich’s Maintenance, Repair and Overhaul operations before being appointed General Manager of Goodrich MRO Europe, based in the UK, in 1996. He joined the Aerostructures Division in 1999 and held various Vice President and general management positions. He has served as President of the Aerostructures Division since 2002. Mr. Reusser was elected Vice President and Segment President, Electronic Systems effective January 1, 2008. Before joining Goodrich, Mr. Reusser worked in engineering and business development for the Convair and Space Systems divisions of General Dynamics. Mr. Reusser graduated with a B.S. in Mechanical/Industrial Engineering from the University of Washington in 1983.

Gerald T. Witowski, age 60, Executive Vice President, Operational Excellence and Technology

Mr. Witowski joined the Company in 1978 as a Marketing Engineer in the Sensor Systems business. He was promoted to Vice President of Marketing and Sales in 1988 and was named Vice President and General Manager for the Commercial Transport Business Unit of Sensor Systems as well the head of Goodrich’s Test System Business Unit in New Century, Kansas in 1997. In January 2001, he was named President and General Manager of Sensor Systems. He was elected Vice President and Segment President, Electronic Systems in March 2006 and to his current position in January 2008. Prior to joining Goodrich, Mr. Witowski spent 10 years on active duty in the U.S. Navy where he was a commissioned officer and pilot. Mr. Witowski received a B.S. in Aerospace Engineering, Naval Science from the U.S. Naval Academy and an M.A. in Management and Human Relations from Webster University.

John J. Grisik, age 61, Executive Vice President

Mr. Grisik joined the Company in 1991 as General Manager of the De-Icing Systems Division. He served in that position until 1993, when he was appointed General Manager of the Landing Gear Division. In 1995, he was appointed Group Vice President of Safety Systems and served in that position until 1996 when he was appointed Group Vice President of Sensors and Integrated Systems. In 2000, Mr. Grisik was elected a Vice President of the Company and Group President, Landing Systems. He was elected Vice President and Segment President, Airframe Systems, in 2003, Vice President and Segment President, Electronic Systems in 2005, Executive Vice President, Operational Excellence and Technology in March 2006 and Executive Vice President in January 2008. Prior to joining the Company, Mr. Grisik served in various management positions with General Electric Company and U.S. Steel Company. Mr. Grisik received a B.S., M.S. and D.S. in engineering from the University of Cincinnati and an M.S. in management from Stanford University.

Terrence G. Linnert, age 61, Executive Vice President, Administration and General Counsel

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

Scott E. Kuechle, age 48, Executive Vice President and Chief Financial Officer

Mr. Kuechle joined the Company in 1983 as a Financial Analyst in the Company’s former Tire Division. He has held several subsequent management positions, including Manager of Planning and Analysis in the Tire Division, Manager of Analysis in Corporate Analysis and Control as well as Director of Planning and Control for the Company’s former Water Systems and Services Group. He was promoted to Director of Finance and Banking in 1994 and elected Vice President and Treasurer in 1998. Mr. Kuechle was elected Vice President and Controller in September 2004, Senior Vice President and Chief Financial Officer in August 2005 and Executive Vice President and Chief Financial Officer in January 2008. Mr. Kuechle received a B.B.A. in economics from the University of Wisconsin — Eau Claire and an M.S.I.A. in finance from Carnegie-Mellon University.

Jennifer Pollino, age 43, Senior Vice President, Human Resources

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

Scott A. Cottrill, age 42, Vice President and Controller

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

Quarter	High	Low	Dividend

2007
First	$52.45	$44.97	$.20
Second	60.17	51.26	.20
Third	68.58	56.13	.20
Fourth	75.74	65.76	.225
2006
First	$44.00	$37.34	$.20
Second	47.45	37.15	.20
Third	42.14	37.25	.20
Fourth	46.48	40.08	.20

As of December 31, 2007, there were 8,184 holders of record of our common stock.

Our debt agreements contain various restrictive covenants that, among other things, place limitations on the payment of cash dividends and our ability to repurchase our capital stock. Under the most restrictive of these agreements, $1,351.5 million of income retained in the business and additional capital was free from such limitations at December 31, 2007.

The following table summarizes our purchases of our common stock for the quarter ended December 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate
	(a)		Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number	(b)	Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased(1)	Paid Per Share	Programs(2)	or Programs(2)

October 2007	11,583	$68.78	—
November 2007	682,304	$70.38	665,200
December 2007	203,642	$73.17	200,646

Total	897,529	$70.99	865,846	$73,301,864

(1)	The category includes 31,683 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted stock unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under our repurchase program that was announced on October 24, 2006 (the Program). Under the Program, we are authorized to repurchase up to $300 million of our common stock. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have purchased all shares authorized for repurchase.

Item 6.	Selected Financial Data

Selected Financial Data(a)

	2007(b)	2006(c)(f)	2005(c)	2004(b)(c)(d)(e)	2003(e)
	(Dollars in millions, except per share amounts)

Statement of Income Data
Sales	$6,392.2	$5,719.1	$5,202.6	$4,554.9	$4,223.8
Income from continuing operations	496.0	478.0	238.5	160.0	58.1
Balance Sheet Data
Total assets	$7,534.0	$6,901.2	$6,454.0	$6,217.5	$5,951.5
Long-term debt and capital lease obligations	1,562.9	1,721.7	1,742.1	1,898.3	2,075.2
Per Share of Common Stock
Income from continuing operations, diluted	$3.88	$3.78	$1.92	$1.33	$0.49
Net income, diluted	3.78	3.81	2.13	1.43	0.85
Cash dividends declared	0.825	0.80	0.80	0.80	0.80

(a)	Except as otherwise indicated, the historical amounts presented above have been reclassified to present our former Avionics business (sold on March 28, 2003), PRS (ceased operations during first quarter 2003), Test Systems business (sold on April 19, 2005) and ATS business (sold on November 15, 2007) as discontinued operations.

(b)	On December 27, 2004, we entered into a partial settlement with Northrop Grumman Corporation (Northrop) which acquired TRW Inc. (TRW), in which Northrop paid us approximately $99 million to settle certain claims relating to customer warranty and other contract claims for products designed, manufactured or sold by TRW prior to our acquisition of TRW’s aeronautical systems businesses, as well as certain other miscellaneous claims. Under the terms of the settlement, we have assumed certain liabilities associated with future customer warranty and other contract claims for these products. In 2004, we recorded a charge of $23.4 million to cost of sales, or $14.7 million after tax, representing the amount by which the estimated undiscounted future liabilities plus our receivable from Northrop for these matters exceeded the settlement amount.

On December 27, 2007, we settled a claim with Northrop related to the Airbus A380 actuation systems development program resulting in a receipt of cash and an increase in operating income of $18.5 million.

(c)	Effective January 1, 2004, we began expensing stock options and the discount and option value of shares issued under our employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The adoption reduced before tax income by $12.1 million, or $7.7 million after tax, for 2004. The change in accounting reduced EPS-net income (diluted) by $0.06 per share. During 2005, we recognized share-based compensation of $10.4 million related to stock options and shares issued under our employee stock purchase plan. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, 123(R), “Share-Based Compensation”, which required accelerated recognition of share-based compensation expense for individuals who are either retirement eligible on the grant date or will become retirement eligible in advance of the normal vesting date. The incentive compensation cost recognized during 2006 related to this provision approximated $22 million. The cumulative effect of change in accounting was a gain of $0.6 million, or $0.01 per diluted share. See Note 22, “Share-Based Compensation” to our Consolidated Financial Statements.

(d)	Effective January 1, 2004, we changed two aspects of our methods of contract accounting for our aerostructures business. The impact of the changes in accounting methods was to record an after tax gain of $16.2 million ($23.3 million before tax gain) as a cumulative effect of a change in accounting, representing the cumulative profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods.

(e)	Effective October 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” and deconsolidated BFGoodrich Capital. As a result, our 8.3% Junior Subordinated Debentures, Series A, (QUIPS Debentures) held by BFGoodrich Capital were reported as debt beginning in October 2003 and the corresponding interest payments on such debentures were reported as interest expense. Prior periods were not reclassified. On October 6, 2003, we redeemed $63 million of the outstanding Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) and related QUIPS Debentures, and on March 2, 2004, we completed the redemption of the remaining $63.5 million of outstanding QUIPS and QUIPS Debentures.

(f)	In calculating our effective tax rate, we accounted for tax contingencies according to SFAS 5. During 2006, we recorded a benefit of approximately $147 million, or $1.15 per diluted share, primarily related to the Rohr and Coltec tax settlements. See Note 15, “Income Taxes” and Note 17, “Contingencies” to our Consolidated Financial Statements for a discussion of our effective tax rate and material tax contingencies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OUR FORMER GOODRICH AVIATION TECHNICAL SERVICES, INC. (ATS) BUSINESS AND OUR FORMER JCAIR INC. (TEST SYSTEMS) BUSINESS HAVE BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO OUR CONTINUING OPERATIONS.

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

Key Market Channels for Products and Services, Growth Drivers and Industry and our Highlights

We participate in three key market channels: commercial, regional, business and general aviation airplane original equipment (OE); commercial, regional, business and general aviation airplane aftermarket; and defense and space.

Commercial, Regional, Business and General Aviation Airplane OE

Commercial, regional, business and general aviation airplane OE includes sales of products and services for new airplanes produced by Airbus and Boeing, and regional, business and small airplane manufacturers.

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

The commercial airplane manufacturers have a significant backlog of orders and continue to experience strong new order flow. Airlines worldwide are expected to continue to increase capacity in 2008 and beyond. These trends bode very well for large commercial aircraft production over the next several years.

Commercial, Regional, Business and General Aviation Airplane Aftermarket

The commercial, regional, business and general aviation airplane aftermarket channel includes sales of products and services for existing commercial and general aviation airplanes, primarily to airlines and package carriers around the world.

The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size and activity level of the worldwide airplane fleet. Other important factors affecting growth in this market channel are the age of the airplanes in the fleet and Gross Domestic Product (GDP) trends in countries and regions around the world.

Capacity in the global airline system, as measured by ASMs, is expected to grow at about 4% to 5% annually in 2008 through 2012. We expect that the global airplane fleet will continue to grow in 2008 and beyond, as the OE manufacturers are expected to deliver more airplanes than are retired.

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

The market for our defense and space products is global, and is not dependent on any single program, platform or customer. While we anticipate fewer new platform starts over the next several years, which are expected to negatively affect OE sales, we anticipate that upgrades on existing defense and space platforms will be necessary and will provide long-term growth in this market channel. Additionally, we are participating in, and developing new products for, the rapidly expanding homeland security and intelligence, surveillance and reconnaissance sectors, which should further strengthen our position in this market channel.

Long-term Sustainable Growth

We believe that we are well positioned to continue to grow our commercial airplane OE and aftermarket and defense and space sales due to:

•	Awards for key products on important new and expected programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	Growing commercial airplane fleet, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems and intelligence, surveillance and reconnaissance products.

Year Ended December 31, 2007 Sales Content by Market Channel

During 2007, approximately 94% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	15%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	8%

Total Commercial Regional, Business and General Aviation Airplane OE	33%

Large Commercial Airplane Aftermarket	29%
Regional, Business and General Aviation Airplane Aftermarket	7%

Total Commercial Regional, Business and General Aviation Airplane Aftermarket	36%

Total Defense and Space	25%

Other	6%

Total	100%

Summary Performance — Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

	2007	2006	% Change
	(Dollars in millions, except diluted EPS)

Sales	$6,392.2	$5,719.1	11.8

Segment operating income(1)	$1,026.6	$772.2	32.9

Percent of sales	16.1%	13.5%
Income from continuing operations	$496.0	$478.0	3.8

Net income	$482.6	$482.1	0.1

Capital expenditures	$282.6	$254.6	11.0

Net cash provided by operating activities	$593.7	$265.5	123.6

Diluted EPS:
Continuing operations	$3.88	$3.78	2.6

Net income	$3.78	$3.81	(0.8)

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments except for certain enterprise ERP implementation expenses and pension curtailment expenses in 2006, which were not allocated to the segments. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Consolidated Financial Statements.

Our 2007 sales and income performance was driven primarily by growth in each of our major market channels as follows:

•	Large commercial airplane OE sales increased by approximately 8%;

•	Regional, business and general aviation airplane OE sales increased by approximately 20%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately 16%; and

•	Defense and space sales of both OE and aftermarket products and services increased by approximately 7%.

The change in income from continuing operations during 2007 as compared to 2006 was impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)

Changes in estimates on long-term contracts	$60.6	$37.9	$0.30

Settlement of claims	$40.1	$25.1	$0.20

Foreign exchange rate impact, including net monetary asset remeasurement	$(24.2)	$(15.1)	$(0.12)

Higher share-based compensation	$(13.8)	$(8.2)	$(0.06)

2006 tax settlements	$—	$(147.0)	$(1.15)

Changes in estimates on long-term contracts

During 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units, resulting in higher income of approximately $61 million compared to 2006. These changes were primarily due to favorable cost and operational performance and to some extent, sales pricing improvements on follow-on contracts.

Settlement of claims

During 2007, we settled certain claims with a customer and a claim with Northrop Grumman resulting in an increase in operating income of approximately $40 million.

Foreign exchange rate impact

The net unfavorable foreign exchange rate impact was primarily due to approximately $64 million of unfavorable foreign currency translation of net costs in currencies other than the U.S. Dollar, partially offset by approximately $35 million of higher net gains on cash flow hedges settled during 2007.

Share-based compensation

The increase in share-based compensation was primarily due to the following:

•	Approximately $25 million of increased costs primarily resulting from an increase in our share price and favorable financial performance against plan targets; and

•	Approximately $8 million of costs related to a 2007 special stock option award that did not occur in 2006; offset by

•	Approximately $22 million of costs recognized in 2006 that resulted from accelerated expense on awards granted to employees who were retirement eligible.

2006 Tax Settlements

The net income results for 2006 included approximately $147 million primarily related to the Rohr and Coltec tax settlements that did not recur in 2007.

2008 Outlook

We expect the following results for the year ending December 31, 2008:

	2008 Outlook	2007 Actual

Sales	$7.1-$7.2 billion	$6.4 billion
Diluted EPS — Net Income	$4.15-$4.30 per share	$3.78 per share
Capital Expenditures	$250-$270 million	$282.6 million
Operating Cash Flow net of Capital Expenditures	Exceed 75% of net income	64% of net income

The 2008 outlook assumes, among other factors, a full-year effective tax rate of 33% to 35%, which includes the benefit of an extension of the U.S. research tax credit. This compares with an effective tax rate of 31% for 2007.

We expect net cash provided by operating activities, net of capital expenditures, to be in excess of 75 percent of net income in 2008. This outlook reflects a continuation of cash investments to support the Boeing 787 and the Airbus A350 XWB programs and capital expenditures for low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We expect capital expenditures for 2008 to be in a range of $250 to $270 million.

Our 2008 sales outlook and market assumptions for each of our major market channels compared with the full year 2007 include the following:

•	Large commercial airplane OE sales are expected to increase by approximately 20%;

•	Regional, business and general aviation airplane OE sales are expected to increase by approximately 13%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase by approximately 8% to 10%; and

•	Defense and space sales of both OE and aftermarket products and services are expected to increase by approximately 5% to 8%.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	$ Change
	(Dollars in millions)

Sales	$6,392.2	$5,719.1	$673.1

Segment Operating Income	$1,026.6	$772.2	$254.4
Corporate General and Administrative Costs	(129.1)	(105.1)	(24.0)
Unallocated ERP Implementation Costs	(16.2)	(16.4)	0.2
Pension Curtailment	—	(10.9)	10.9

Total Operating Income	881.3	639.8	241.5
Net Interest Expense	(115.7)	(121.0)	5.3
Other Income (Expense) — Net	(48.7)	(62.0)	13.3
Income Tax (Expense) Benefit	(220.9)	21.2	(242.1)

Income from Continuing Operations	496.0	478.0	18.0
(Loss) Income from Discontinued Operations	(13.4)	3.5	(16.9)
Cumulative Effect of Change in Accounting	—	0.6	(0.6)

Net Income	$482.6	$482.1	$0.5

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs increased for 2007 as compared to 2006 primarily due to higher incentive and share-based compensation and non-qualified pension benefit expense.

During 2006, we recorded a pension curtailment charge of $10.9 million related to the implementation of changes to our U.S. pension and retirement savings plans.

Net interest expense for 2007 as compared to 2006 decreased primarily due to higher interest income as a result of higher cash balances in 2007.

Other income (expense) — net decreased in 2007 as compared to 2006, primarily as a result of:

•	Lower expenses related to previously owned businesses of approximately $11 million, primarily for litigation costs, net of settlements, and remediation of environmental issues; and

•	Expenses of approximately $5 million related to transaction costs for a long-term debt exchange program that occurred in 2006; partially offset by

•	Higher minority interest costs and reduced income from equity in affiliated companies of approximately $9 million.

For 2007, we reported an effective tax rate of 30.8% compared to an effective tax rate benefit of 4.6% in 2006, which included a benefit of approximately 32 percentage points related to the Rohr and Coltec tax settlements and for several additional settlements and refunds. The effective tax rate excluding the benefit related to this item would have been approximately 27%.

The loss from discontinued operations in 2007 was primarily a result of the loss on the sale of ATS. Income from discontinued operations during 2006 primarily represented income from ATS operations and net insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	$ Change
	(Dollars in millions)

Sales	$5,719.1	$5,202.6	$516.5

Segment Operating Income	$772.2	$613.5	$158.7
Corporate General and Administrative Costs	(105.1)	(88.4)	(16.7)
Unallocated ERP Implementation Costs	(16.4)	—	(16.4)
Pension Curtailment	(10.9)	—	(10.9)

Total Operating Income	639.8	525.1	114.7
Net Interest Expense	(121.0)	(125.8)	4.8
Other Income (Expense) — Net	(62.0)	(44.4)	(17.6)
Income Tax (Expense) Benefit	21.2	(116.4)	137.6

Income from Continuing Operations	478.0	238.5	239.5
Income from Discontinued Operations	3.5	25.1	(21.6)
Cumulative Effect of Change in Accounting	0.6	—	0.6

Net Income	$482.1	$263.6	$218.5

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs increased primarily as a result of increased share-based compensation of approximately $6 million, which resulted from recognizing additional expense for the 2006 and certain 2007 grants to retirement eligible employees, and due to additional administrative costs relating to the growth in sales.

During 2006, we recorded a pension curtailment charge of $10.9 million related to the implementation of changes to our U.S. pension and retirement savings plan.

Net interest expense for 2006 as compared to 2005 decreased primarily due to lower debt levels in 2006 and interest savings as a result of the debt exchange completed during 2006.

Other income (expense) — net increased in 2006 as compared to 2005, primarily as a result of:

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

Our effective tax rate from continuing operations was a benefit of 4.6% during 2006 and an expense of 32.8% during 2005. The decrease in our effective tax rate resulted primarily from the Rohr and Coltec tax cases. The decrease is also due to the absence of tax associated with repatriated earnings under the American Jobs Creation Act during 2005.

Income from discontinued operations during 2006 primarily represented income from ATS operations and net insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation. Income from discontinued operations during 2005, primarily included income from ATS operations, the $13.2 million gain from the sale of Test Systems and a $7.5 million gain recognized as a result of our settlement with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.

The cumulative effect from the change in accounting resulted in a gain of $0.6 million from the adoption of SFAS 123(R) on January 1, 2006.

BUSINESS SEGMENT PERFORMANCE

For 2007, 2006 and 2005, our operations are reported as three business segments: Actuation and Landing Systems, Nacelles and Interior Systems and Electronic Systems. Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments except for the pension curtailment charge and ERP implementation costs that are not directly associated with a specific business, which were not allocated to our segments. Segment operating income is used by management to assess the operating performance by the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Consolidated Financial Statements.

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

	Year Ended December 31,
			$	%	% Sales
	2007	2006	Change	Change	2007	2006
	(Dollars in millions)

NET CUSTOMER SALES
Actuation and Landing Systems	$2,400.6	$2,083.8	$316.8	15.2
Nacelles and Interior Systems	2,169.0	1,983.5	185.5	9.4
Electronic Systems	1,822.6	1,651.8	170.8	10.3

Total Sales	$6,392.2	$5,719.1	$673.1	11.8

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$247.8	$137.3	$110.5	80.5	10.3	6.6
Nacelles and Interior Systems	531.0	416.3	114.7	27.6	24.5	21.0
Electronic Systems	247.8	218.6	29.2	13.4	13.6	13.2

Segment Operating Income	$1,026.6	$772.2	$254.4	32.9	16.1	13.5

Actuation and Landing Systems:  Actuation and Landing Systems segment sales for 2007 increased from 2006 primarily due to the following:

•	Higher large commercial airplane OE sales of approximately $130 million, primarily in our landing gear business unit;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $99 million, primarily in our landing gear, aircraft wheels and brakes and actuation business units;

•	Higher defense and space OE and aftermarket sales of approximately $30 million, primarily in our actuation and aircraft wheels and brakes business units; and

•	Higher regional, business and general aviation airplane OE sales of approximately $29 million, primarily in our aircraft wheels and brakes, landing gear and engine components business units.

Actuation and Landing Systems segment operating income for 2007 increased from 2006 primarily as a result of the following:

•	Higher sales volume and favorable product mix across all business units, which resulted in higher income of approximately $64 million;

•	Higher operating income of approximately $34 million, driven primarily by higher pricing across most of our business units and improved brake-life performance in the aircraft wheels and brakes business unit, partially offset by increased operating costs across all business units; and

•	Settlement of certain claims with a customer and settlement of a claim with Northrop Grumman which resulted in higher income of approximately $31 million; partially offset by

•	Unfavorable foreign exchange impact of approximately $18 million.

Nacelles and Interior Systems:  Nacelles and Interior Systems segment sales for 2007 increased from 2006 primarily due to the following:

•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume of approximately $165 million, primarily in our aerostructures and interiors business units;

•	Higher large commercial airplane OE sales of approximately $33 million, primarily in our aerostructures business unit;

•	Higher regional, business, and general aviation airplane OE sales primarily from our aerostructures business unit of approximately $25 million; and

•	Higher defense and space OE and aftermarket sales of approximately $17 million, primarily in our interiors business unit; partially offset by

•	Lower large commercial airplane OE sales of approximately $50 million related to the completion of certain customer contracts in 2006.

Nacelles and Interior Systems segment operating income for 2007 increased from 2006 primarily due to the following:

•	Higher sales volume, primarily in our aerostructures and interiors business units, which resulted in higher income of approximately $122 million;

•	Favorable changes in estimates for certain long-term contracts at our aerostructures business unit, resulting in higher income of approximately $40 million; and

•	Settlement of claims with a customer which resulted in higher income of approximately $7 million; partially offset by

•	Higher costs of approximately $53 million, primarily related to research and development and selling, general and administrative expenses in our aerostructures and interiors business units.

Electronic Systems:  Electronic Systems segment sales for 2007 increased from 2006 primarily due to the following:

•	Higher defense and space OE and aftermarket sales of approximately $63 million in our sensors and integrated systems and engine control and electrical power business units;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $42 million in our sensors and integrated systems and engine control and electrical power business units;

•	Higher regional, business and general aviation airplane OE sales of approximately $31 million in our sensors and integrated systems and engine control and electrical power business units;

•	Higher sales of products to the commercial helicopter market of approximately $28 million in our sensors and integrated systems and engine controls and electrical power business units; and

•	Higher large commercial airplane OE sales of approximately $11 million in our engine control and electrical power business unit.

Electronic Systems segment operating income for the 2007 increased from 2006 primarily due to the following:

•	Higher sales volume and pricing partially offset by unfavorable product mix across most business units, which resulted in higher income of approximately $58 million; partially offset by

•	Higher operating costs of approximately $21 million, primarily in our sensors and integrated systems business unit; and

•	Unfavorable foreign exchange of approximately $8 million.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

	Year Ended December 31,
			$	%	% Sales
	2006	2005	Change	Change	2006	2005
	(Dollars in millions)

NET CUSTOMER SALES
Actuation and Landing Systems	$2,083.8	$1,932.5	$151.3	7.8
Nacelles and Interior Systems	1,983.5	1,734.9	248.6	14.3
Electronic Systems	1,651.8	1,535.2	116.6	7.6

Total Sales	$5,719.1	$5,202.6	$516.5	9.9

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$137.3	$105.0	$32.3	30.8	6.6	5.4
Nacelles and Interior Systems	416.3	320.9	95.4	29.7	21.0	18.5
Electronic Systems	218.6	187.6	31.0	16.5	13.2	12.2

Segment Operating Income	$772.2	$613.5	$158.7	25.9	13.5	11.8

Actuation and Landing Systems:  Actuation and Landing Systems segment sales for 2006 increased from 2005, primarily due to the following:

•	Higher large commercial airplane OE sales of approximately $73 million, primarily in our landing gear business unit;

•	Higher large commercial aftermarket sales of approximately $47 million, primarily in our actuation systems and landing gear business units; and

•	Higher defense and space OE and aftermarket sales of approximately $16 million, primarily in our landing gear and aircraft wheels and brakes business units.

Actuation and Landing Systems segment operating income for 2006 increased from 2005, primarily as a result of the following:

•	Higher sales volume, primarily in our landing gear business unit and higher pricing, primarily in our aircraft wheels and brakes business units, which resulted in higher income of approximately $22 million;

•	Lower research and development expenses of approximately $19 million, driven primarily by lower spending for the A380 actuation system;

•	The absence of a 2005 charge of approximately $16 million for the A380 actuation system for a retrofit of redesigned parts, including asset reserves for related obsolete inventory, supplier claims and impaired assets, which did not recur in 2006;

•	Lower costs of approximately $17 million related to productivity and supply chain savings in our actuation systems business unit; and

•	Lower costs of approximately $10 million related to lower premium freight, lower warranty costs and net cost savings from the 2006 workforce reduction in the landing gear business unit; partially offset by

•	Unfavorable foreign exchange impact of approximately $27 million; and

•	Increased operating costs of approximately $20 million, primarily from raw material price escalation in our landing gear business unit.

Nacelles and Interior Systems:  Nacelles and Interior Systems segment sales for 2006 increased from 2005, primarily due to the following:

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales, including spare parts and MRO volume of approximately $187 million, primarily in our aerostructures and interiors business units;

•	Higher large commercial airplane OE sales of approximately $100 million, primarily in our aerostructures business unit; and

•	Higher regional, business and general aviation airplane OE sales of approximately $43 million, primarily in our aerostructures business unit; partially offset by

•	Lower defense and space OE and aftermarket sales of approximately $67 million related to the completion of certain customer contracts in 2005 in our aerostructures business.

Nacelles and Interior Systems segment operating income for 2006 increased from 2005, primarily due to the following:

•	Higher sales volume which resulted in higher income of approximately $100 million;

•	Lower net charges for changes in estimates for certain long-term contracts of approximately $18 million, primarily at our aerostructures business unit;

•	The absence of a 2005 charge of $7.3 million related to the termination of a contract in 2005; and

•	Lower research and development expenses of approximately $4 million; partially offset by

•	Charges during 2006 of approximately $11 million for asset impairments, environmental expenses and a pension settlement charge, which did not occur in 2005; and

•	Unfavorable foreign exchange impact of approximately $4 million.

Electronic Systems:  Electronic Systems segment sales for 2006 increased from 2005, primarily due to the following:

•	Higher large commercial airplane OE and aftermarket sales of approximately $46 million in most of our business units;

•	Higher defense and space OE and aftermarket sales of approximately $35 million primarily in our sensors and integrated systems and engine control and electrical power business units; and

•	Higher regional, business and general aviation airplane OE sales of approximately $20 million in most of our business units.

Electronic Systems segment operating income for 2006 increased from 2005 primarily due to the following:

•	Higher sales volume and favorable product mix which resulted in higher income of approximately $67 million; partially offset by

•	Unfavorable foreign exchange impact of approximately $13 million; and

•	Higher research and development expenses of approximately $6 million.

INTERNATIONAL OPERATIONS

We are engaged in business worldwide. Our significant international manufacturing and service facilities are located in Australia, Canada, China, England, France, Germany, India, Indonesia, Northern Ireland, Mexico, Poland, Scotland, Singapore and the United Arab Emirates. We market our products and services through sales subsidiaries and distributors in various countries. We also have international joint venture agreements.

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

Sales to non-U.S. customers were $3,146.7 million or 49% of total sales, $2,800.1 million or 49% of total sales and $2,494.6 million or 48% of total sales for 2007, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We currently expect to fund expenditures for capital requirements and other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments including our share repurchase program, and also provide adequate financial flexibility.

Cash

At December 31, 2007, we had cash and cash equivalents of $406 million, as compared to $201.3 million at December 31, 2006.

Credit Facilities

We have the following amounts available under our credit facilities:

•	$500 million committed global revolving credit facility that expires in May 2012, of which $442.8 million was available as of December 31, 2007; and

•	$80.5 million of uncommitted domestic money market facilities and $176.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $230.8 million was available as of December 31, 2007.

Long-Term Financing

At December 31, 2007, we had long-term debt and capital lease obligations, including current maturities, of $1,725.8 million with maturities ranging from 2008 to 2046. Long-term debt includes $34.9 million borrowed under the committed revolving syndicated credit facility. Maturities of long-term debt occurring in the next two years include $162.2 million maturing in 2008 and $128 million maturing in 2009. We also maintain a shelf registration statement that allows us to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Off- Balance Sheet Arrangements

Lease Commitments

We finance certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.

Certain of these arrangements allow us to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow us to lease aircraft and equipment having a maximum unamortized value of $150 million at December 31, 2007. These leases are priced at a spread over LIBOR and are extended periodically, unless notice is provided, through the end of the lease terms. At December 31, 2007, future payments under these leases total $11.7 million through the end of the lease terms. At December 31, 2007, we had guarantees of residual values on lease obligations of $24.8 million. We are obligated to either purchase or remarket the leased assets at the end of the lease term.

Future minimum lease payments under standard operating leases were $158.4 million at December 31, 2007.

Derivatives

The Company utilizes certain financial instruments to enhance its ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:

•	Foreign Currency Contracts Designated as Cash Flow Hedges: At December 31, 2007, our contracts had a notional amount of $1,796 million, fair value of $151.8 million and maturity dates ranging from January 2008 to December 2011. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months was a gain of $74.6 million. During 2007 and 2006, we realized net gains of $75.6 million and $40.6 million respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At December 31, 2007, our contracts, most of which mature on a monthly basis, had a notional amount of $248.5 million with maturity dates ranging from January 2008 to December 2011. During 2007, we realized a net gain of $7.7 million compared to a net gain of $6.6 million during 2006.

•	Interest Rate Swaps Designated as Fair Value Hedges: At December 31, 2007, our contracts had a notional amount of $193 million, a fair value of $2.1 million net gain and maturity dates ranging from April 2008 to July 2016.

Contractual Obligations and Other Commercial Commitments

The following charts reflect our contractual obligations and commercial commitments as of December 31, 2007. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2008	2009-2010	2011-2012	Thereafter
	(Dollars in millions)

Contractual Obligations Payments Due by Period
Short-Term and Long-Term Debt	$1,738.3	$184.1	$128.8	$293.5	$1,131.9
Capital Lease Obligations	15.5	1.4	2.5	2.1	9.5
Operating Leases	158.4	38.4	53.4	22.4	44.2
Purchase Obligations (1)	761.6	674.7	86.8	0.1	—
Other Long-Term Obligations (2)	127.1	9.7	25.4	18.6	73.4

Total	$2,800.9	$908.3	$296.9	$336.7	$1,259.0

Other Commercial Commitments Amount of Commitments that Expire per Period
Lines of Credit (3)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	64.0	51.4	11.7	0.9	—
Guarantees	31.4	6.0	0.5	24.8	0.1
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	3.7	3.1	0.4	0.2	—

Total	$99.1	$60.5	$12.6	$25.9	$0.1

(1)	Purchase obligations include an estimated amount of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

(2)	Includes participation payments of approximately $119 million for aircraft component delivery programs which are to be paid over eleven years.

(3)	As of December 31, 2007, we had in place a committed syndicated revolving credit facility which expires in May 2012 and permits borrowing up to a maximum of $500 million; $80.5 million of uncommitted domestic money market facilities; and $176.2 million of uncommitted and committed foreign working capital facilities. As of December 31, 2007, we had borrowing capacity under our committed syndicated revolving credit facility of $442.8 million. The amount borrowed under this facility at December 31, 2007 of $34.9 million is reflected in the short-term and long-term debt line above.

The table excludes our pension and other postretirement benefits obligations. We made worldwide pension contributions of $132.5 million and $113.5 million in 2007 and 2006, respectively. These contributions include both voluntary and required employer contributions, as well as pension benefits paid directly by us. Of these amounts, $76 million and $75 million were contributed voluntarily to the qualified U.S. pension plan in 2007 and 2006, respectively. We expect to make pension contributions of $50 million to $100 million to our worldwide pension plans during 2008. Our postretirement benefits other than pensions are not required to be funded in advance, so benefit payments, including medical costs and life insurance, are paid as they are incurred. We made postretirement benefit payments other than pension of $31 million and $32 million in 2007 and 2006, respectively. We expect to make net payments of approximately $36 million during 2008. See Note 14, “Pensions and Postretirement Benefits” of our Consolidated Financial Statements for a further discussion of our pension and postretirement other than pension plans.

The table also excludes our liability for unrecognized tax benefits, which totaled $209.2 million as of January 1, 2007 and $241.8 million as of December 31, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

CASH FLOW

The following table summarizes our cash flow activity for 2007, 2006 and 2005:

	Year Ended December 31,
Net Cash Provided by (Used in):	2007	2006	2005
	(Dollars in millions)

Operating activities of continuing operations	$593.7	$265.5	$329.8
Investing activities of continuing operations	$(279.3)	$(250.6)	$(273.8)
Financing activities of continuing operations	$(202.5)	$(90.4)	$(138.9)
Discontinued operations	$90.1	$19.5	$41.3

Year Ended December 31, 2007 as Compared to December 31, 2006

Operating Activities of Continuing Operations

The increase in net cash provided by operating activities for 2007 as compared to 2006 consisted of the following:

•	Cash flow from higher operating income of approximately $121 million;

•	Tax payments in 2006 of approximately $110 million associated with the Rohr and Coltec tax settlements; and

•	A cash payment in 2006 of $97.1 million relating to the termination of our accounts receivable securitization program.

Investing Activities of Continuing Operations

Net cash used by investing activities for 2007 and 2006 included capital expenditures of $282.6 million and $254.6 million, respectively.

Financing Activities of Continuing Operations

The increase in net cash used in financing activities for 2007 from 2006 primarily consisted of the following:

•	Higher purchases of our common stock during 2007 as compared to 2006 of approximately $194 million, primarily in conjunction with our previously announced share repurchase program; partially offset by

•	An increase of proceeds from the issuance of our common stock during 2007 as compared to 2006 of approximately $30 million, primarily from the exercises of share-based compensation awards; and

•	A 2006 payment of $20.6 for premiums related to the debt exchange.

On October 24, 2006, our Board of Directors approved a program that authorizes us to repurchase up to $300 million of our common stock. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. No time limit was set for completion of the program. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as we deem appropriate, subject to market conditions, regulatory requirements and other factors. As of December 31, 2007, we have purchased approximately 3.9 million shares for approximately $227 million at an average price of $57.81 per share.

On February 19, 2008, our Board of Directors approved an increase of $300 million to this share repurchase program. Our share repurchase program does not obligate us to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

On October 23, 2007, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable January 2, 2008 to shareholders of record on December 3, 2007. This dividend declaration represents a 12.5% increase over the previous quarterly dividend of $0.20 per share of common stock.

Discontinued Operations

Net cash provided by discontinued operations of $90.1 million for 2007, primarily consisted of the net cash proceeds realized on the sale of ATS. Net cash provided by discontinued operations of $19.5 million in 2006, primarily consisted of cash flow provided by the operations of ATS and insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.

Year Ended December 31, 2006 as Compared to December 31, 2005

Operating Activities of Continuing Operations

The decrease in net cash provided by operating activities for 2006 as compared to 2005 primarily consisted of the following:

•	A cash payment of $97.1 million relating to the termination of our accounts receivable securitization program;

•	Tax payments of approximately $110 million associated with the Rohr and Coltec tax settlements; and

•	Increased cash expenditures for investments in pre-production and excess-over-average inventory of approximately $87 million compared to 2005; partially offset by

•	Increased net income of approximately $110 million, adjusted to exclude certain non-cash items including income recognized from the Rohr and Coltec tax settlements, increased share-based compensation expense and increased amortization and depreciation; and

•	A decrease in pension contributions during 2006 as compared to 2005 of approximately $31 million.

Investing Activities of Continuing Operations

The decrease in net cash used in investing activities for 2006 as compared to 2005, primarily consisted of the following:

•	The absence of a 2005 payment of $60.9 million for the acquisition of Sensors Unlimited, Inc. and a payment of $8.8 million for the acquisition of the minority interest in one of our businesses; partially offset by,

•	An increase in capital expenditures of approximately $42 million during 2006 as compared to 2005.

Financing Activities of Continuing Operations

The decrease in net cash used in financing activities for 2006 as compared to 2005, primarily consisted of the following:

•	The absence of the 2005 redemption of our remaining outstanding 6.45% notes in the aggregate principal amount of $182.1 million; partially offset by,

•	A decline of approximately $42 million of proceeds from issuance of common stock during 2006 as compared to 2005;

•	A 2006 payment of $20.6 million of premiums related to the debt exchange;

•	Purchases of treasury stock during 2006 totaling $20.2 million, in conjunction with the repurchase program announced on October 24, 2006; and

•	Repayments of short-term debt totaling $11.6 million during 2006 as compared to increased short-term debt of $20.2 million during 2005.

Discontinued Operations

Net cash provided by discontinued operations of $19.5 million in 2006, primarily consisted of cash flow provided by the operations of ATS and insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation. Net cash provided by discontinued operations in 2005 included after tax proceeds of $13.2 million from the sale of Test Systems and a settlement with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.

CONTINGENCIES

General

There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, arising in the ordinary course of business, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. Legal costs are expensed when incurred.

Environmental

We are subject to environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. At certain sites we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We are currently involved in the investigation and remediation of a number of sites under applicable laws.

Estimates of our environmental liabilities are based on current facts, laws, regulations and technology. These estimates take into consideration our prior experience and professional judgment of our environmental specialists. Estimates of our environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

Accordingly, as investigation and remediation proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period. Based on currently available information, however, we do not believe that future environmental costs in excess of those accrued with respect to sites for which we have been identified as a potentially responsible party are likely to have a material adverse effect on our financial condition.

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

Our Consolidated Balance Sheet includes an accrued liability for environmental remediation obligations of $69.6 million and $74.3 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, $18.6 million and $17.7 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At December 31, 2007 and 2006, $29.4 million and $31 million, respectively, was associated with ongoing operations and $40.2 million and $43.3 million, respectively, was associated with previously owned businesses.

We expect that we will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

There has recently been an increase by certain states in the U.S. and countries globally to promulgate or propose regulations or legislation impacting the use of various chemical substances by all companies. We are currently evaluating the potential impact, if any, of such regulations and legislation.

Asbestos

We and some of our subsidiaries have been named as defendants in various actions by plaintiffs alleging damages as a result of exposure to asbestos fibers in products or at our facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. We believe that pending and reasonably anticipated future actions are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on our results of operations in a given period.

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

At December 31, 2007 and 2006, the deferred settlement credit was approximately $54 million and $38 million, respectively, for which approximately $8 million and $3 million, respectively, was reported in accrued expenses and approximately $46 million and $35 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

Liabilities of Divested Businesses

Asbestos

In May 2002, we completed the tax-free spin-off of our Engineered Industrial Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries prior to our ownership. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries. Also, it is possible that a claim might be asserted against us that Coltec’s dividend of its aerospace business to us prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent. Such a claim could seek recovery from us on behalf of Coltec of the fair market value of the dividend.

A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these and other such claims. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. We believe any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to us. If we would ultimately be found responsible for the asbestos-related liabilities of Coltec’s subsidiaries, we believe such finding would not have a material adverse effect on our financial condition, but could have a material adverse effect on our results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on our financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Guarantees

At December 31, 2007, we had letters of credit and bank guarantees of $64 million and residual value guarantees of lease obligations of $24.8 million. See Note 13, “Lease Commitments” and Note 12, “Financing Arrangements” to our Consolidated Financial Statements.

Aerostructures Long-Term Contracts

Our aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Boeing 787 and Airbus A350 XWB, and in the early production phase including the Airbus A380. These contracts are accounted for in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

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

Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing including escalation where applicable and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

Additionally, total contract revenue is based on estimates of future units to be delivered to the customer and sales price escalation where applicable. There is a risk that there could be differences between the actual units delivered and the estimated total units to be delivered under the contract and differences in actual sales escalation compared to estimates. Changes in estimates could have a material impact on our results of operations and cash flows.

Provisions for estimated losses on uncompleted contracts are recorded to the extent total estimated costs exceed estimated contract revenues in the period such losses are determined.

Tax

We are continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns.

During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000-2004 and recorded a tax benefit, resulting primarily from the reversal of related tax reserves of approximately $15.7 million. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues. We believe the amount of the estimated tax liability if the IRS were to prevail is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

The previous examination cycle included the consolidated income tax groups for the audit periods identified below:

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

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $23 million as of December 31, 2007. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $11 million as of December 31, 2007. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $23 million of interest or $11 million of penalty interest. Under California law, Rohr could be required to pay the full amount of interest prior to filing any suit for refund. In late December 2007, the trial court ruled that Rohr is not required to pay the interest and its suit for refund could proceed. The California Franchise Tax Board has appealed the decision and if the lower court is reversed, Rohr would be required to make this payment in order to continue seeking a refund.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

The following accounting standards are not yet adopted:

•	Statement of Financial Accounting Standards No. 141(R), “Business Combinations”.

•	Statement of Financial Accounting Standards No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.

•	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”.

•	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”.

•	Emerging Issues Tax Force No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payments Awards”.

•	Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements”.

•	Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”

See Note 2, “New Accounting Standards Not Yet Adopted” to our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, goodwill and intangible assets, income taxes, financing obligations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, share-based compensation, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Contract Accounting-Percentage of Completion

Revenue Recognition

We have sales under long-term contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. We follow the requirements of SOP 81-1, using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability are known.

Estimates of revenue and cost for our contracts span a period of many years from the inception of the contracts to the date of actual shipments and are based on a substantial number of underlying assumptions. We believe that the underlying factors are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the assumptions of the revenue and cost streams can be significant if the factors change. The factors include but are not limited to estimates of the following:

•	Escalation of future sales prices under the contracts;

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing including escalation where applicable and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

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

Income Taxes

In accordance with SFAS 109, Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” as of each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. In addition, we establish reserves for tax contingencies in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). The estimate of our effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Further influencing this estimate are evolving interpretations of new and existing tax laws, rulings by taxing authorities and court decisions. Due to the subjective and complex nature of these underlying issues, our actual effective tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded.

Goodwill and Identifiable Intangible Assets

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

Goodwill is not amortized but is tested for impairment annually, or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is November 30. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related reporting units. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The amount of the fair value below carrying value represents the amount of goodwill impairment.

We estimate the fair values of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any impairment exists. The cash flow forecasts are adjusted by a long-term growth rate and a discount rate derived from our weighted average cost of capital at the date of evaluation.

Other Assets

As with any investment, there are risks inherent in recovering the value of participation payments, entry fees, sales incentives and flight certification costs. Such risks are consistent with the risks associated in acquiring a revenue-producing asset in which market conditions may change or the risks that arise when a manufacturer of a product on which a royalty is based has business difficulties and cannot produce the product. Such risks include but are not limited to the following:

•	Changes in market conditions that may affect product sales under the program, including market acceptance and competition from others;

•	Performance of subcontract suppliers and other production risks;

•	Bankruptcy or other less significant financial difficulties of other program participants, including the aircraft manufacturer, the OE manufacturers (OEM) and other program suppliers or the aircraft customer; and

•	Availability of specialized raw materials in the marketplace.

Participation Payments

Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2007, 2006 or 2005. See Note 16, “Supplemental Balance Sheet Information” to our Consolidated Financial Statements.

Entry Fees

Certain businesses in our Nacelles and Interior Systems and Electronic Systems segments make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis as a reduction to sales, as appropriate. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No such impairment charges were recorded in 2007, 2006 or 2005. See Note 16, “Supplemental Balance Sheet Information” to our Consolidated Financial Statements.

Sales Incentives

We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in 2007, 2006 or 2005. See Note 16, “Supplemental Balance Sheet Information” to our Consolidated Financial Statements.

Flight Certification Costs

When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in 2007, 2006 or 2005. See Note 16, “Supplemental Balance Sheet Information” to our Consolidated Financial Statements.

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

Share-Based Compensation

Method of Accounting

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Share-Based Compensation” (SFAS 123(R)), under the modified prospective method. Our adoption did not significantly impact our financial position or our results of operations. We utilize the fair value method of accounting to account for share-based compensation awards.

Assumptions

Stock Options

Our Black-Scholes-Merton formula estimates the expected value our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted average assumptions include:

	2007	2006	2005

Risk-free interest rate %	4.5	4.3	4.0
Expected dividend yield %	1.7	2.0	2.6
Historical volatility factor %	34.6	36.1	40.6
Weighted-average expected life of the options (years)	5.5	5.5	7.0

The expected life is a significant assumption as it determines the period for which the risk-free interest rate, historical volatility and expected dividend yield must be applied. The expected life is the period over which our employees are expected to hold their options. It is based on our historical experience with similar grants. The risk free interest rate is based on the expected U.S. Treasury rate over the expected life. Historical volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. Expected dividend yield is based on the stated dividend rate as of the date of grant.

Restricted Stock Units

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted average grant date fair value during 2007, 2006, and 2005 was $46.20, $40.49 and $32.46 per unit, respectively.

Performance Units

The value of each award is determined based upon the average of the high and low fair value of our stock, as adjusted for either a performance condition or a market condition. The performance condition is applied to one-half of the awards and is based upon our actual return on invested capital (ROIC) as compared to a target ROIC. The market condition is applied to the other half of the awards and is based on our relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies. Performance share units awarded to our senior management are paid in cash. Since the awards will be paid in cash, they are recorded as a liability award in accordance with SFAS 123(R) and are marked to market each reporting period. As such, assumptions are revalued for each award on an ongoing basis.

Pension and Postretirement Benefits Other Than Pensions

We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. The U.S. discount rate was determined based on a customized yield curve approach. Our projected pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rate was used to determine the benefit obligations as of December 31, 2007. This same approach was used to determine U.S. discount rates to remeasure plan obligations on September 21, 2007, in connection with our definitive agreement to divest ATS. In Canada and the U.K., a similar approach to determining discount rates in the U.S. was utilized. The appropriate benchmarks by applicable country were used for pension plans other than those in the U.S., U.K. and Canada to determine the discount rate assumptions.

Sensitivity Analysis

The table below quantifies the approximate impact of a one-quarter percentage point change in the assumed discount rate and expected long-term rate of return on plan assets for our pension plan cost and liability, holding all other assumptions constant. The discount rate assumption is selected each year based on market conditions in effect as of the disclosure date. The rate selected is used to measure liabilities as of the disclosure date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, is changed less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of disclosure date; rather, it is used only in the calculation of pension expense.

	.25 Percentage	.25 Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (decrease) in annual costs
Discount rate	$(13.2)	$13.5
Expected long-term rate of return	$(7.8)	$7.8
Increase (decrease) in projected benefit obligation
Discount rate	$(122.5)	$127.5

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate on our annual cost and balance sheet liability for postretirement benefits other than pension obligations holding all other assumptions constant.

	One Percentage	One Percentage
	Point Increase	Point Decrease
(Dollars in millions)

Increase (decrease) in total of service and interest cost components
Health care cost trend rate	$ 1.7	$ (1.5)
Increase (decrease) in accumulated postretirement benefit obligation
Health care cost trend rate	$27.1	$(23.8)

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

Important factors that could cause actual results to differ from expected performance include, but are not limited to:

•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 and the Airbus A380 aircraft programs;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies and/or consolidations in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which expenses relating to employee and retiree medical and pension benefits change;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries, or that Coltec’s dividend of its aerospace business to us prior to the EnPro spin-off was made at a time when Coltec was insolvent or caused Coltec to become insolvent;

•	the effect of changes in accounting policies or tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts.

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

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. See Note 18, “Derivatives and Hedging Activities” in our Consolidated Financial Statements for a description of current developments involving our hedging activities.

We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations and interest rate swaps. The table below provides information about our financial instruments that are sensitive to changes in interest rates. At December 31, 2007, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $3 million.

We enter into interest rate swaps to increase our exposure to variable interest rates. We have the following interest rate swaps outstanding as of December 31, 2007:

•	A $43 million fixed-to-floating interest rate swap on the 6.45% notes due in 2008;

•	Two $50 million fixed-to-floating interest rate swaps on the 7.5% notes due in 2008; and

•	A $50 million fixed-to-floating interest rate swap on the 6.29% notes due in 2016.

The table represents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Also included is information about our interest rate swaps.

Expected Maturity Dates

								Fair
Debt	2008	2009	2010	2011	2012	Thereafter	Total	Value
	(Dollars in millions)

Debt
Fixed Rate	$162.2	$128.0	$0.8	$0.8	$257.8	$1,115.4	$1,665.0	$1,775.2
Average Interest Rate	7.2%	6.6%	5.2%	5.2%	7.6%	6.8%	7.0%
Variable Rate	$21.9	—	—	—	$34.9	$16.5	$73.3	$73.3
Average Interest Rate	5.0%	—	—	—	5.1%	5.0%	5.1%
Capital Lease Obligations	$1.4	$1.3	$1.2	$1.1	$1.0	$9.5	$15.5	$9.5
Swaps Fixed to Variable- Notional Value	$143.0	—	—	—	—	$50.0	$193.0	$2.1
								Gain
Average Pay Rate	9.0%					6.3%	8.3%
Average Receive Rate	7.2%					6.3%	7.0%

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

Foreign exchange negatively impacted our business segments’ financial results in 2007. Approximately 8% of our revenues and approximately 25% of our costs are denominated in currencies other than the U.S. Dollar. Over 90% of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. We hedge a portion of our exposure of U.S. Dollar sales on an ongoing basis.

As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.

We have entered into foreign exchange forward contracts to sell U.S. Dollars for Great Britain Pounds Sterling, Canadian Dollars, Euros and Polish Zlotys. These forward contracts are used to mitigate a portion of the potential volatility of earnings and cash flows arising from changes in currency exchange rates. As of December 31, 2007 we had the following forward contracts:

Currency	Notional Amount	Buy/Sell
	(Dollars in
	millions)

Great Britain Pounds Sterling	$774.7	Buy
Canadian Dollars	$453.6	Buy
Euros	$507.7	Buy
Polish Zlotys	$60.0	Buy

These forward contracts mature on a monthly basis with maturity dates that range from January 2008 to December 2011.

At December 31, 2007, a hypothetical 10% strengthening of the U.S. Dollar against other foreign currencies would decrease the value of the forward contracts described above by $190.3 million. The fair value of these forward contracts was $151.8 million at December 31, 2007. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

In addition to the foreign exchange cash flow hedges, we have entered into foreign exchange forward contracts to manage foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. As of December 31, 2007, we had the following forward contracts:

Currency	Notional Amount	Buy/Sell
	(Dollars in
	millions)

Great Britain Pounds Sterling	$94.6	Buy
Great Britain Pounds Sterling	$22.8	Sell
Euros	$112.1	Buy
Canadian Dollars	$19.0	Buy

Item 8.	Financial Statements

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

Goodrich’s management assessed the effectiveness of Goodrich’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that Goodrich maintained effective internal control over financial reporting as of December 31, 2007.

Goodrich’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of Goodrich’s internal control over financial reporting. This report appears on page 56.

/s/ Marshall O. Larsen
Marshall O. Larsen
Chairman, President and
Chief Executive Officer

/s/ Scott E. Kuechle
Scott E. Kuechle
Executive Vice President and
Chief Financial Officer

/s/ Scott A. Cottrill
Scott A. Cottrill
Vice President and Controller
(Principal Accounting Officer)

February 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Goodrich Corporation

We have audited the accompanying consolidated balance sheet of Goodrich Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 14 and 22 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 15 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Goodrich Corporation’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Goodrich Corporation

We have audited Goodrich Corporation’s Internal Control Over Financial Reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodrich Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assess risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Goodrich Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and 2006 and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2007 of Goodrich Corporation and our report dated February 18, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 18, 2008

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions, except per share amounts)

Sales	$6,392.2	$5,719.1	$5,202.6
Operating costs and expenses:
Cost of sales	4,483.3	4,143.4	3,783.9
Selling and administrative costs	1,027.6	935.9	893.6

	5,510.9	5,079.3	4,677.5

Operating Income	881.3	639.8	525.1
Interest expense	(124.9)	(126.0)	(130.9)
Interest income	9.2	5.0	5.1
Other income (expense) — net	(48.7)	(62.0)	(44.4)

Income from continuing operations before income taxes	716.9	456.8	354.9
Income tax benefit (expense)	(220.9)	21.2	(116.4)

Income From Continuing Operations	496.0	478.0	238.5
Income (loss) from discontinued operations — net of income taxes	(13.4)	3.5	25.1
Cumulative effect of change in accounting	—	0.6	—

Net Income	$482.6	$482.1	$263.6

Basic Earnings Per Share
Continuing operations	$3.96	$3.84	$1.96
Discontinued operations	(0.10)	0.03	0.21
Cumulative effect of change in accounting	—	0.01	—

Net Income	$3.86	$3.88	$2.17

Diluted Earnings Per Share
Continuing operations	$3.88	$3.78	$1.92
Discontinued operations	(0.10)	0.02	0.21
Cumulative effect of change in accounting	—	0.01	—

Net Income	$3.78	$3.81	$2.13

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
	(Dollars in millions, except share amounts)

Current Assets
Cash and cash equivalents	$406.0	$201.3
Accounts and notes receivable — net	1,006.2	897.6
Inventories — net	1,775.6	1,520.1
Deferred income taxes	178.2	247.3
Prepaid expenses and other assets	108.4	91.1
Assets of discontinued operations	—	124.8
Income taxes receivable	74.4	—

Total Current Assets	3,548.8	3,082.2

Property, plant and equipment — net	1,387.4	1,256.0
Prepaid pension	16.1	2.3
Goodwill	1,363.2	1,341.3
Identifiable intangible assets — net	452.1	472.0
Deferred income taxes	11.1	35.5
Other assets	755.3	711.9

Total Assets	$7,534.0	$6,901.2

Current Liabilities
Short-term debt	$21.9	$11.8
Accounts payable	586.7	576.7
Accrued expenses	930.8	798.7
Income taxes payable	10.6	212.5
Deferred income taxes	29.7	3.3
Current maturities of long-term debt and capital lease obligations	162.9	1.4
Liabilities of discontinued operations	—	29.7

Total Current Liabilities	1,742.6	1,634.1

Long-term debt and capital lease obligations	1,562.9	1,721.7
Pension obligations	417.8	612.1
Postretirement benefits other than pensions	358.9	379.1
Long-term income taxes payable	146.0	—
Deferred income taxes	170.2	55.8
Other non-current liabilities	556.2	521.7
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 142,372,162 shares at December 31, 2007 and 139,041,884 shares at December 31, 2006 (excluding 14,000,000 shares held by a wholly owned subsidiary)	711.9	695.2
Additional paid-in capital	1,453.1	1,313.3
Income retained in the business	1,054.8	666.5
Accumulated other comprehensive income (loss)	14.4	(260.8)
Common stock held in treasury, at cost (17,761,696 shares at December 31, 2007 and 14,090,913 shares at December 31, 2006)	(654.8)	(437.5)

Total Shareholders’ Equity	2,579.4	1,976.7

Total Liabilities And Shareholders’ Equity	$7,534.0	$6,901.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Operating Activities
Net income	$482.6	$482.1	$263.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	13.4	(3.5)	(25.1)
Cumulative effect of change in accounting	—	(0.6)	—
Restructuring and consolidation:
Expenses	1.0	4.3	16.8
Payments	(4.4)	(6.6)	(15.0)
Pension and postretirement benefits:
Expenses	116.3	126.7	120.6
Contributions and benefit payments	(163.7)	(145.5)	(180.2)
Asset impairments	1.8	3.6	—
Depreciation and amortization	250.2	233.8	220.3
Excess tax benefits related to share-based payment arrangements	(16.6)	(5.0)	—
Share-based compensation expense	70.0	56.2	32.9
Loss on exchange and extinguishment of debt	—	2.0	9.6
Deferred income taxes	137.8	(67.7)	57.2
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(81.4)	(97.5)	(106.5)
Change in receivables sold, net	—	(97.1)	24.8
Inventories, net of pre-production and excess-over-average	(89.2)	(91.6)	(137.7)
Pre-production and excess-over-average inventories	(116.3)	(122.5)	(36.0)
Other current assets	5.7	(5.9)	(5.4)
Accounts payable	(10.5)	37.6	45.3
Accrued expenses	95.0	20.7	40.5
Income taxes payable/receivable	(84.5)	(50.8)	3.5
Other non-current assets and liabilities	(13.5)	(7.2)	0.6

Net Cash Provided By Operating Activities	593.7	265.5	329.8

Investing Activities
Purchases of property, plant and equipment	(282.6)	(254.6)	(212.7)
Proceeds from sale of property, plant and equipment	3.3	4.0	5.9
Payments made in connection with acquisitions, net of cash acquired	—	—	(67.0)

Net Cash Used In Investing Activities	(279.3)	(250.6)	(273.8)

Financing Activities
Increase (decrease) in short-term debt, net	9.2	(11.6)	20.2
Loss on exchange or extinguishment of debt	—	(4.5)	(10.9)
Proceeds from issuance of long-term debt	—	512.7	34.9
Repayment of long-term debt and capital lease obligations	(1.4)	(534.5)	(180.3)
Proceeds from issuance of common stock	95.9	66.1	107.7
Purchases of treasury stock	(214.6)	(20.2)	(1.2)
Dividends paid	(101.2)	(100.5)	(97.3)
Excess tax benefits related to share-based payment arrangements	16.6	5.0	—
Distributions to minority interest holders	(7.0)	(2.9)	(12.0)

Net Cash Used In Financing Activities	(202.5)	(90.4)	(138.9)

Discontinued Operations
Net cash provided by operating activities	1.3	21.7	13.9
Net cash provided by (used in) investing activities	88.8	(2.2)	27.6
Net cash used in financing activities	—	—	(0.2)

Net cash provided by discontinued operations	90.1	19.5	41.3
Effect of exchange rate changes on cash and cash equivalents	2.7	6.0	(5.0)

Net increase (decrease) in cash and cash equivalents	204.7	(50.0)	(46.6)
Cash and cash equivalents at beginning of period	201.3	251.3	297.9

Cash and cash equivalents at end of period	$406.0	$201.3	$251.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Income	Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	In The	Comprehensive	Treasury
	Shares	Amount	Capital	Business	Income (Loss)	Stock	Total
	(In thousands)			(Dollars in millions)

Balance December 31, 2004	132,709	$663.5	$1,077.9	$119.5	$(103.7)	$(414.3)	$1,342.9
Net income				263.6			263.6
Other comprehensive income (loss):
Translation adjustments					(77.5)		(77.5)
Minimum pension liability adjustment					(36.0)		(36.0)
Unrealized loss on cash flow hedges					(65.8)		(65.8)

Total comprehensive income (loss)							84.3
Employee award programs	4,018	20.1	89.1			(2.2)	107.0
Share-based compensation			21.5				21.5
Tax benefit from employees share-based compensation programs			14.8				14.8
Dividends declared (per share — $0.80)				(97.5)			(97.5)

Balance December 31, 2005	136,727	$683.6	$1,203.3	$285.6	$(283.0)	$(416.5)	$1,473.0
Net income				482.1			482.1
Other comprehensive income (loss):
Translation adjustments					113.2		113.2
Minimum pension liability adjustment					56.8		56.8
Unrealized loss on cash flow hedges					48.5		48.5

Total comprehensive income (loss)							700.6
Pension and OPEB liability adjustment (adoption of SFAS 158)					(196.3)		(196.3)
Other deferred compensation plan			2.9				2.9
Repurchase of common stock						(18.0)	(18.0)
Employee award programs	2,315	11.6	55.6			(3.0)	64.2
Share-based compensation			42.9				42.9
Tax benefit from employees share-based compensation programs			8.6				8.6
Dividends declared (per share — $0.80)				(101.2)			(101.2)

Balance December 31, 2006	139,042	$695.2	$1,313.3	$666.5	$(260.8)	$(437.5)	$1,976.7
Net income				482.6			482.6
Other comprehensive income (loss):
Translation adjustments					101.2		101.2
Pension and OPEB liability adjustment					130.8		130.8
Unrealized gain on cash flow hedges					43.2		43.2

Total comprehensive income (loss)							757.8
Adoption of FIN 48 tax adjustment, January 1, 2007				10.1			10.1
Repurchase of common stock						(208.8)	(208.8)
Employee award programs	3,330	16.7	81.9			(8.5)	90.1
Share-based compensation			33.1				33.1
Tax benefit from employees share-based compensation programs			24.8				24.8
Dividends declared (per share — $0.825)				(104.4)			(104.4)

Balance December 31, 2007	142,372	$711.9	$1,453.1	$1,054.8	$14.4	$(654.8)	$2,579.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

As discussed in Note 6, “Discontinued Operations”, the Company’s Goodrich Aviation Technical Services, Inc. (ATS) and JcAir Inc. (Test Systems) businesses have been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Under the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets”, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are reviewed for impairment annually, or more frequently, if indicators of potential impairment exist.

Identifiable Intangible Assets.  Identifiable intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. These assets include patents and other technology agreements, sourcing contracts, trademarks, licenses, customer relationships and non-compete agreements. For acquisitions completed subsequent to June 30, 2001, identifiable intangible assets are generally amortized over their useful life using undiscounted cash flows, a method that reflects the pattern in which the economic benefits of the intangible assets are consumed, or straight-line method.

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

For revenues recognized under the contract method of accounting, the Company recognizes sales and profits on each contract in accordance with the percentage-of-completion method of accounting, generally using the units-of-delivery method. The Company follows the requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). The contract method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements.

The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. A significant portion of the Company’s sales in the aerostructures business in the Nacelles and Interior Systems segment are under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders.

Included in Accounts Receivable at December 31, 2007 and 2006, were receivable amounts under contracts in progress of $100.4 million and $90.6 million, respectively, that represent amounts earned but not billable at the respective Balance Sheet dates. These amounts become billable according to their contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Of the $100.4 million at December 31, 2007, $32.6 million is expected to be collected after December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes.  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, which requires that deferred taxes and liabilities are based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The Company records interest on potential tax contingencies as a component of its tax expense and records the interest net of any applicable related tax benefit. See Note 15, “Income Taxes”.

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

Rotable Assets.  Rotable assets are components, which are held for the purpose of exchanging with a customer for used components in conjunction with an overhaul service transaction. Rotable assets are recorded as other assets and depreciated over their estimated economic useful life. Because rotable assets are generally overhauled during each cycle, the overhaul cost is charged to cost of sales in the period of the overhaul. See Note 16, “Supplemental Balance Sheet Information”.

Participation Payments.  Certain businesses in the Company make cash payments under long-term contractual arrangements to original equipment manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized as other assets when a contractual liability has been incurred, and are amortized to sales, as appropriate. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment occur such as a change in the estimated number of units or the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2007, 2006 or 2005. See Note 16, “Supplemental Balance Sheet Information”.

Entry Fees.  Certain businesses in the Company’s Nacelles and Interior Systems and Electronic Systems segments make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle the Company to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line or the cash flow basis, whichever more appropriately reflects the cash flow stream as a reduction to sales, as appropriate, over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No such impairment charges were recorded in 2007, 2006 or 2005. See Note 16, “Supplemental Balance Sheet Information”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales Incentives.  The Company offers sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized as an expense in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate, using the straight-line method over the remaining contract term. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such charges were recorded in 2007, 2006 or 2005. See Note 16, “Supplemental Balance Sheet Information”.

Flight Certification Costs.  When a supply arrangement is secured, certain businesses in the Company may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate, over the projected number of aircraft to be manufactured. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense is adjusted when the estimated number of units to be manufactured changes. No such charges were recorded in 2007, 2006 or 2005. See Note 16, “Supplemental Balance Sheet Information”.

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

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Under SFAS 133, derivatives are carried on the Consolidated Balance Sheet at fair value. The fair value of derivatives and other forward contracts is based on quoted market prices.

Share-Based Compensation.  Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Share-Based Compensation” (SFAS 123(R)). See Note 22, “Share-Based Compensation”.

Pension and Postretirement Benefits.  The Company’s pension and postretirement benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company recognizes the funded status of the Company’s pension plans and postretirement benefits plans other than pension (OPEB) on the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The measurement date used to determine the pension and OPEB obligations and assets for all plans is December 31.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expense.  The Company performs research and development under company-funded programs for commercial products, and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Total research and development expenditures from continuing operations in 2007, 2006 and 2005 were approximately $280 million, $247 million and $267 million, respectively. These amounts are net of approximately $124 million, $113 million and $112 million, respectively, which were funded by customers.

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

Environmental Liabilities.  The Company establishes a liability for environmental liabilities when it is probable that a liability has been incurred and the Company has the ability to reasonably estimate the liability. The Company capitalizes environmental costs only if the costs are recoverable and (1) the costs extend the life, increase the capacity, or improve the safety or efficiency of property owned by the Company as compared with the condition of that property when originally constructed or acquired; (2) the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared with its condition when constructed or acquired; or (3) the costs are incurred in preparing the property for sale. All other environmental costs are expensed.

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

Deferred Settlement Credits.  The Company has reached agreements with several of its insurance carriers that are in run-off, insolvent or are undergoing solvent schemes of arrangements to receive negotiated payments in exchange for loss of insurance coverage for third party claims against the Company. The portion of these negotiated payments related to past costs is recognized in income immediately. The portion related to future claims is treated as a deferred settlement credit and reported within accrued expenses and other non-current liabilities. The deferred settlement credits will be recognized in income in the period the applicable insurance would have been realized. See Note 17, “Contingencies”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	New Accounting Standards Not Yet Adopted

Business Combinations and Noncontrolling Interests

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) and Statement of Financial Accounting Standards No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on the Company’s financial condition and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The Company does not currently expect to elect to measure any eligible financial instruments at fair value under this guidance.

Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007; however, the FASB has agreed to a one-year deferral of the adoption of the SFAS 157 for non-financial assets and liabilities. The Company’s evaluation of the impact of the adoption of SFAS 157 is ongoing; however, the Company does not expect the impact of SFAS 157 on the Company’s financial condition and results of operations to be material. The Company anticipates the primary impact of the standard will be the measurement of fair value in its recurring impairment test calculation for goodwill and the valuation of its derivative financial instruments, investments held by its pension plans, and rabbi trust assets.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In July 2007, the FASB ratified Emerging Issues Tax Force No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payments Awards” (EITF 06-11). EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify those tax benefits from additional paid-in capital (APIC) to the income statement when the related award is forfeited or no longer expected to vest. The amount reclassified is limited to the amount of the Company’s APIC pool balance on the reclassification date. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not expect the impact of the adoption of EITF 06-11 on the Company’s financial condition and results of operations to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Postretirement Benefits Associated with Split-Dollar Life Insurance

In September 2006, the FASB ratified Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) and in March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. The Company does not expect the impact of the adoption of EITF 06-4 and EITF 06-10 on the Company’s financial condition and results of operations to be material.

Note 3.	Business Segment Information

The Company’s three business segments are as follows.

•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, as well as engine components, including fuel delivery systems and rotating assemblies.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management, fuel controls, electrical systems, and control and safety data, as well as reconnaissance and surveillance systems.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures each reporting segment’s profit based upon operating income. Accordingly, the Company does not allocate net interest expense, other income (expense) — net and income taxes to its reporting segments. The pension curtailment charge as discussed in Note 14, “Pension and Postretirement Benefits” and the Enterprise Resource Planning (ERP) implementation costs that are not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for the Company’s consolidated financial statements.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Sales
Actuation and Landing Systems	$2,400.6	$2,083.8	$1,932.5
Nacelles and Interior Systems	2,169.0	1,983.5	1,734.9
Electronic Systems	1,822.6	1,651.8	1,535.2

TOTAL SALES	$6,392.2	$5,719.1	$5,202.6

Intersegment Sales
Actuation and Landing Systems	$29.6	$26.1	$31.2
Nacelles and Interior Systems	19.1	16.5	13.7
Electronic Systems	28.9	35.9	31.2

TOTAL INTERSEGMENT SALES	$77.6	$78.5	$76.1

Operating Income
Actuation and Landing Systems	$247.8	$137.3	$105.0
Nacelles and Interior Systems	531.0	416.3	320.9
Electronic Systems	247.8	218.6	187.6

	1,026.6	772.2	613.5
Corporate General and Administrative Expenses	(129.1)	(105.1)	(88.4)
ERP Implementation Costs	(16.2)	(16.4)	—
Pension Curtailment (see Note 14)	—	(10.9)	—

TOTAL OPERATING INCOME	$881.3	$639.8	$525.1

Capital Expenditures
Actuation and Landing Systems	$83.4	$79.4	$77.6
Nacelles and Interior Systems	135.9	107.9	79.0
Electronic Systems	39.9	36.9	44.0
Corporate	23.4	30.4	12.1

TOTAL CAPITAL EXPENDITURES	$282.6	$254.6	$212.7

Depreciation and Amortization Expense
Actuation and Landing Systems	$105.1	$99.3	$94.7
Nacelles and Interior Systems	77.1	72.2	67.6
Electronic Systems	56.1	54.5	52.6
Corporate	11.9	7.8	5.4

TOTAL DEPRECIATION AND AMORTIZATION	$250.2	$233.8	$220.3

Geographic Areas Sales
United States	$3,245.5	$2,919.0	$2,708.0
Europe(1)	2,086.3	1,882.6	1,693.6
Canada	237.6	205.7	198.3
Other Foreign	822.8	711.8	602.7

TOTAL SALES	$6,392.2	$5,719.1	$5,202.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006
	(Dollars in millions)

Assets
Actuation and Landing Systems	$2,277.9	$2,062.1
Nacelles and Interior Systems	2,505.6	2,148.6
Electronic Systems	1,933.1	1,904.3
Assets of Discontinued Operations	—	124.8
Corporate	817.4	661.4

TOTAL ASSETS	$7,534.0	$6,901.2

Property, Plant and Equipment-net
United States	$842.8	$794.2
Europe	303.8	284.4
Canada	138.1	126.1
Other Foreign	102.7	51.3

TOTAL PROPERTY, PLANT AND EQUIPMENT-NET	$1,387.4	$1,256.0

(1)	Sales to customers in the United Kingdom in 2007, 2006 and 2005 represented 25%, 24% and 25%, respectively, of European sales. Sales to customers in France in 2007, 2006 and 2005 represented 41%, 43% and 43%, respectively, of European sales. Sales were reported in the geographic areas based on the country to which the product was shipped.

In 2007, 2006 and 2005, direct and indirect sales to Airbus S.A.S. (Airbus) totaled approximately 15%, 18% and 17% of consolidated sales, respectively.

In 2007, 2006 and 2005, direct and indirect sales to The Boeing Company (Boeing) totaled approximately 15%, 14% and 12%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In 2007, 2006 and 2005, direct and indirect sales to the U.S. Government totaled approximately 13%, 16% and 18%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the preceding paragraph.

The Company has five categories of substantially similar products that share common customers, similar technologies and similar end-use applications and share similar risks and growth opportunities. Product categories cross the Company’s business segments and do not reflect the management structure of the Company. The Company’s sales by these product categories are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Engine Products & Services	$2,541.3	$2,305.8	$2,053.8
Landing System Products & Services	1,391.6	1,177.0	1,038.7
Airframe Products & Services	768.9	760.2	764.3
Electrical and Optical Products & Services	1,107.0	957.8	847.7
Safety Products & Services	467.2	424.3	383.5
Other Products & Services	116.2	94.0	114.6

Total Sales	$6,392.2	$5,719.1	$5,202.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Restructuring and Consolidation Costs

The Company incurred $1 million, $4.3 million and $16.8 million of net restructuring and consolidation costs in 2007, 2006 and 2005, respectively. The charges primarily related to personnel-related restructuring actions to downsize certain foreign and domestic facilities.

The Company will incur costs of approximately $11.9 million for facility closures and related personnel costs in the Nacelles and Interior Systems segment through 2010 for announced and initiated programs. The goal of these programs is to reduce operating costs.

Note 5.	Other Income (Expense) — Net

Other Income (Expense) — Net consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Retiree health care expenses related to previously owned businesses	$(18.4)	$(18.0)	$(16.9)
Loss on exchange or extinguishment of debt	—	(4.8)	(11.6)
Expenses related to previously owned businesses	(7.7)	(18.5)	(3.4)
Minority interest and equity in affiliated companies	(24.3)	(14.8)	(11.5)
Other — net	1.7	(5.9)	(1.0)

Other income (expense) — net	$(48.7)	$(62.0)	$(44.4)

“Expenses related to previously owned businesses” primarily relates to litigation costs, net of settlements, and costs to remediate environmental issues.

Note 6.	Discontinued Operations

The following summarizes the results of discontinued operations:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Sales — ATS	$143.6	$159.2	$193.8

Sales — Test Systems	$—	$—	$8.0

Before tax income from operations — ATS	$4.4	$5.1	$8.2
Before tax income from operations — Test Systems	—	—	1.3
Income tax expense — ATS	(1.6)	(1.9)	(2.9)
Income tax expense — Test Systems	—	—	(0.4)
Loss on the sale of ATS (net of income tax benefit of $37.8 million)	(15.4)	—	—
Gain on the sale of Test Systems (net of income tax expense of $7.6 million)	—	—	13.2
Insurance settlements (net of income tax expense of $0.7 million in 2006 and $4.5 million in 2005)	—	1.1	7.5
Liabilities of previously discontinued operations (net of income tax benefit of $0.6 million in 2007, $0.5 million in 2006 and $0.4 million in 2005)	(0.8)	(0.8)	(1.8)

Income from discontinued operations — net of income taxes	$(13.4)	$3.5	$25.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 15, 2007, the Company completed the sale of ATS to a subsidiary of Macquarie Bank Limited, for $55.3 million in cash, net of expenses and subject to purchase price adjustments. The loss on the sale was $15.4 million after tax. ATS was previously reported in the Actuation and Landing Systems segment.

Income from discontinued operations during 2007, 2006 and 2005 includes retained liabilities of previously owned businesses. Income from discontinued operations during 2006 and 2005 includes insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation, net of related expenses.

On April 19, 2005, the Company completed the sale of JcAir Inc. (Test Systems) to Aeroflex Incorporated, for $34 million in cash, net of expenses and purchase price adjustments. The gain on the sale was $13.2 million after tax. The amount of goodwill included in determining the gain on the sale of Test Systems was $7.8 million. Test Systems was previously reported in the Electronic Systems segment.

All periods have been reclassified to reflect ATS and Test Systems as discontinued operations. The costs and revenues, assets and liabilities, and cash flows of ATS and Test Systems have been reported as discontinued operations in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

Note 7.	Cumulative Effect of Change in Accounting

The Cumulative Effect of Change in Accounting, as presented on the Consolidated Statement of Income for the year ended December 31, 2006, of a gain of $0.6 million, after taxes, represents the adoption of SFAS 123(R). For additional information, see Note 22, “Share-Based Compensation”.

Note 8.	Earnings Per Share

The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	2007	2006	2005
	(In millions, except per share amounts)

Numerator
Numerator for basic and diluted earnings per share — income from continuing operations	$496.0	$478.0	$238.5

Denominator
Denominator for basic earnings per share — weighted-average shares	125.1	124.4	121.5
Effect of dilutive securities
Stock options, employee stock purchase plan and restricted stock units and awards	2.6	1.9	2.4
Other deferred compensation shares	0.1	0.1	0.1

Dilutive potential common shares	2.7	2.0	2.5

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	127.8	126.4	124.0

Per share income from continuing operations
Basic	$3.96	$3.84	$1.96

Diluted	$3.88	$3.78	$1.92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, 2006 and 2005, the Company had approximately 4 million, 6 million and 7 million stock options outstanding, respectively. See Note 22, “Share-Based Compensation”. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. No stock options were excluded from the diluted earnings per share calculation at December 31, 2007 and 2006. Of the 7 million stock options outstanding at December 31, 2005, 0.1 million were anti-dilutive and excluded from the diluted earnings per share calculation.

Note 9.	Sale of Receivables

The Company terminated its variable rate trade receivables securitization program effective June 30, 2006 and repaid the balance of $97.1 million.

Note 10.	Inventories

Inventories consist of the following:

	December 31,
	2007	2006
	(Dollars in millions)

FIFO or average cost (which approximates current costs):
Finished products	$331.0	$317.4
In-process	1,039.0	866.7
Raw materials and supplies	483.2	416.0

	1,853.2	1,600.1
Less:
Reserve to reduce certain inventories to LIFO basis	(49.5)	(48.5)
Progress payments and advances	(28.1)	(31.5)

Total	$1,775.6	$1,520.1

Approximately 8% and 10% of the inventory was valued under the LIFO method of accounting at December 31, 2007 and 2006, respectively. Charges of approximately $1 million and $5 million for the year ended December 31, 2007 and 2006, respectively, for LIFO adjustments were recorded as cost of sales. The Company uses the LIFO method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the wheels and brakes business unit in the Actuation and Landing Systems segment.

At December 31, 2007 and 2006, the amount of inventory consigned to customers and suppliers was approximately $96 million and $95 million, respectively.

In-process inventory includes $515.4 million and $399 million as of December 31, 2007 and 2006, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-process inventories which include deferred costs, are summarized by platform as follows (dollars in millions, except quantities which are number of aircraft or number of engines if the engine is used on multiple aircraft platforms):

December 31, 2007

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)				(Unaudited)				Production
	Delivered			Contract		Firm			and Excess-
	to	Unfilled	Unfilled	Quantity		Unfilled	Year		Over-
	Airlines	Orders	Options	(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
Embraer ERJ 170/190 Tailcone	334	429	526	800	382	168	2010	$1.5	$13.9	$15.4
A380	1	192	49	408	16	1	2021	4.6	0.2	4.8
7Q7	—	—	—	19	—	—	2013	0.3	22.0	22.3
787	—	817	235	1,803	—	6	2021	67.7	315.1	382.8
A350 XWB	—	397	138	1,884	—	—	2030	—	45.1	45.1
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	272	658	710	1,326	344	212	2012	11.3	47.3	58.6
Trent 900	4	308	128	918	30	250	2024	45.1	17.3	62.4
V2500	2,794	2,008	562	3,149	2,822	213	2008	22.3	—	22.3
Other								19.2	11.5	30.7

Total in-process inventory related to long-term contracts under SOP 81-1								172.0	472.4	644.4
A380 production and pre-production inventory								13.2	31.8	45.0
Other in-process inventory								338.4	11.2	349.6

Total								351.6	43.0	394.6

Balance at December 31, 2007								$523.6	$515.4	$1,039.0

December 31, 2006

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)				(Unaudited)				Production
	Delivered			Contract		Firm			and Excess-
	to	Unfilled	Unfilled	Quantity		Unfilled	Year		Over-
	Airlines	Orders	Options	(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
Embraer ERJ 170/190 Tailcone	206	393	425	800	263	17	2011	$4.1	$4.3	$8.4
A380	—	166	60	408	9	3	2019	1.6	—	1.6
7Q7	—	—	—	19	—	—	2010	0.3	21.3	21.6
787	—	462	241	1,812	—	12	2021	0.6	212.7	213.3
A350 XWB	—	42	20	1,645	—	42	2030	—	29.8	29.8
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	112	598	490	1,326	177	181	2013	14.4	57.8	72.2
Trent 900	—	264	100	918	20	244	2024	43.8	16.3	60.1
V2500	2,516	1,336	654	2,831	2,555	200	2007	22.1	1.6	23.7
Other								18.2	4.3	22.5

Total in-process inventory related to long-term contracts under SOP 81-1								105.1	348.1	453.2
A380 production and pre-production inventory								2.5	40.6	43.1
Other in-process inventory								360.1	10.3	370.4

Total								362.6	50.9	413.5

Balance at December 31, 2006								$467.7	$399.0	$866.7

(1)	Represents the aircraft order status as reported by independent sources for options of the related number of aircraft or the number of engines as noted.

(2)	Represents the number of aircraft or the number of engines as noted used to obtain average unit cost.

(3)	Represents the number of aircraft or the number of engines as noted for which the Company has firm unfilled orders.

(4)	The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows:

		Business			Business	Foreign
	Balance	Combinations	Foreign	Balance	Combinations	Currency	Balance
	December 31,	Completed or	Currency	December 31,	Completed or	Translation/	December 31,
	2005	Finalized(1)	Translation/Other	2006	Finalized	Other	2007
	(Dollars in millions)

Actuation and Landing Systems	$306.9	$(2.1)	$21.5	$326.3	$—	$5.2	$331.5
Nacelles and Interior Systems	416.6	(0.3)	6.6	422.9	—	10.2	433.1
Electronic Systems	594.9	(0.6)	(2.2)	592.1	—	6.5	598.6

	$1,318.4	$(3.0)	$25.9	$1,341.3	$—	$21.9	$1,363.2

(1)	Primarily represents a revision of plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems businesses.

Identifiable intangible assets as of December 31, 2007 consisted of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$174.1	$(91.6)	$82.5
Customer relationships	318.4	(55.4)	263.0
Technology	116.5	(10.6)	105.9
Non-compete agreements	1.7	(1.0)	0.7

	$610.7	$(158.6)	$452.1

Identifiable intangible assets as of December 31, 2006 consisted of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$179.6	$(84.8)	$94.8
Customer relationships	310.5	(42.7)	267.8
Technology	115.4	(7.0)	108.4
Non-compete agreements	5.7	(4.7)	1.0

	$611.2	$(139.2)	$472.0

Amortization expense related to these intangible assets for the years ended December 31, 2007, 2006 and 2005 was $25.4 million, $29.3 million and $23.1 million, respectively. Amortization expense for these intangible assets is estimated to be approximately $26 million per year from 2008 to 2012. There were no indefinite lived identifiable intangible assets as of December 31, 2007.

Under SFAS 142, intangible assets deemed to have indefinite lives and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. There were no indicators of impairment in 2007, 2006 or 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements

Credit Facilities

The Company has a $500 million committed global syndicated revolving credit facility. In May 2007, the Company and the lenders agreed to amend the facility, which included extending the maturity of the facility by one year from May 2011 to May 2012. Interest rates under this facility vary depending upon:

•	The amount borrowed;

•	The Company’s public debt rating by Standard & Poor’s, Moody’s and Fitch; and

•	At the Company’s option, rates tied to the agent bank’s prime rate or, for U.S. Dollar and Great Britain Pounds Sterling borrowings, the London interbank offered rate and for Euro Dollar borrowings, the EURIBO rate.

At December 31, 2007, there were $34.9 million in borrowings and $22.3 million in letters of credit outstanding under the facility. At December 31, 2006, there were $34.9 million in borrowings and $20.4 million in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. As of December 31, 2007, the Company had borrowing capacity under this facility of $442.8 million, after reductions for borrowings and letters of credit outstanding under the facility.

At December 31, 2007, we had letters of credit and bank guarantees of $64 million, inclusive of $22.3 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.

At December 31, 2007, the Company also maintained $80.5 million of uncommitted domestic money market facilities and $176.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2007, there were $25.9 million in borrowings outstanding under these facilities. At December 31, 2006, there were $11.8 million in outstanding borrowings under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s common stock. Under the most restrictive of these covenants, $1,351.5 million of income retained in the business and additional paid in capital was free from such limitations at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Debt

At December 31, 2007 and 2006, long-term debt and capital lease obligations, excluding the current maturities of long-term debt and capital lease obligations, consisted of:

	December 31,
	2007	2006
	(Dollars in millions)

Medium-term notes payable (interest rates from 6.5% to 8.7%)	$598.0	$639.9
7.5% senior notes, maturing in 2008	—	116.8
6.6% senior notes, maturing in 2009	127.2	130.1
7.625% senior notes, maturing in 2012	257.0	256.9
6.29% senior notes, maturing in 2016	286.2	283.2
6.80% senior notes, maturing in 2036	231.3	230.4
Other debt, maturing through 2020 (interest rates from 2.8% to 5.8%)	54.4	55.0

	1,554.1	1,712.3
Capital lease obligations	8.8	9.4

Total	$1,562.9	$1,721.7

Aggregate maturities of long-term debt, exclusive of capital lease obligations, during the five years subsequent to December 31, 2007, are as follows (in millions): 2008 — $162.2 (classified as current maturities of long-term debt); 2009 — $128; 2010 — $0.8; 2011 — $0.8; and 2012 — $292.7.

The Company maintains a shelf registration statement that allows the Company to issue up to $1.4 billion of debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

The Company has periodically issued long-term debt securities in the public markets through a medium-term note program (MTN), which commenced in 1995. MTN notes outstanding at December 31, 2007, consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998.

Other long-term debt includes $34.9 million borrowed under the committed revolving credit facility. The facility agreement requires that any amounts borrowed be repaid on or before May 25, 2012, the termination date of the facility.

Note 13.	Lease Commitments

The Company finances certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.

Certain of these arrangements allow the Company to claim a deduction for tax depreciation on the assets, rather than the lessor, and allow the Company to lease aircraft and equipment having a maximum unamortized value of $150 million at December 31, 2007. These leases are priced at a spread over LIBOR and are extended periodically, unless notice is provided, through the end of the lease terms. At December 31, 2007, future payments under these leases total $11.7 million. At December 31, 2007, the Company had guarantees of residual values on lease obligations of $24.8 million. The Company is obligated to either purchase or remarket the leased assets at the end of the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2007:

		Noncancelable
	Capital	Operating
	Leases	Leases
	(Dollars in millions)

2008	$1.4	$38.4
2009	1.3	31.0
2010	1.2	22.4
2011	1.1	13.5
2012	1.0	8.9
Thereafter	9.5	44.2

Total minimum payments	15.5	$158.4

Amounts representing interest	(6.0)

Present value of net minimum lease payments	9.5
Current portion of capital lease obligations	(0.7)

TOTAL	$8.8

Net rent expense from continuing operations consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Minimum rentals	$48.5	$45.2	$47.5
Contingent rentals	0.9	1.0	1.6
Sublease rentals	(0.1)	(0.1)	(0.3)

TOTAL	$49.3	$46.1	$48.8

Note 14.	Pensions and Postretirement Benefits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the average remaining service period of the active employees.

Pensions, defined contributions and other postretirement other than pension include amounts related to divested and discontinued operations.

Amounts Recognized in Accumulated Other Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006 (SFAS 158). At December 31, 2006, the Company recognized a loss of $196.3 million in Accumulated Other Comprehensive Income related to the adoption of SFAS 158. Following are the amounts included in accumulated other comprehensive income (loss) as of December 31, 2007 and 2006 and the amounts arising during the year and reclassification adjustments in 2007. There is no transition obligation.

	Net	Prior	Before Tax		Net After
	Actuarial Loss	Service Cost	Total	Tax Benefit	Tax Total
	(Dollars in millions)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Unrecognized loss at December 31, 2006	$(883.6)	$(21.8)	$(905.4)	$341.8	$(563.6)
Amount recognized in net periodic benefit cost	64.9	6.0	70.9
Amount due to January 1, 2007 valuation	0.4	—	0.4
Amount due to plan changes	—	(2.5)	(2.5)
Amount due to ATS remeasurement	137.9	—	137.9
Amount due to curtailment	6.6	6.0	12.6
Foreign currency (gain) / loss	(4.9)	0.1	(4.8)
Amount due to year end remeasurement	(27.5)	—	(27.5)

Unrecognized loss at December 31, 2007	$(706.2)	$(12.2)	$(718.4)	$285.6	$(432.8)

The amount of prior service cost and actuarial loss expected to be recognized in net periodic benefit cost during the year ended December 31, 2008 are $4.2 million, $2.6 million after tax, and $53.4 million, $32.2 million after tax, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PENSIONS

The following table sets forth the Company’s defined benefit pension plans as of December 31, 2007 and 2006, and the amounts recorded in the Consolidated Balance Sheet. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the U.S. plans includes both the qualified and non-qualified plans. The fair value of assets for the U.S. plans excludes $71 million and $72 million held in a rabbi trust designated for the non-qualified plans as of December 31, 2007 and 2006, respectively.

					Other
	U.S. Plans		U.K. Plans		Non-U.S. Plans
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year	$2,754.3	$2,688.3	$761.6	$639.4	$100.0	$97.4
Service cost	45.5	44.9	29.4	29.6	4.8	4.3
Interest cost	161.5	155.4	39.6	33.6	5.5	5.0
Amendments	2.5	19.7	—	(13.9)	(0.1)	—
Actuarial (gains) losses	(92.0)	35.6	(57.7)	(13.3)	(4.2)	1.3
Participant contributions	—	—	4.1	4.2	1.9	1.7
Divestitures	(6.6)	—	—	—	—	—
Other	—	1.3	—	—	—	—
Settlements	—	(1.8)	—	—	—	(9.3)
Special termination benefits	—	—	0.4	0.9	—	—
Foreign currency translation	—	—	9.3	90.6	16.5	2.6
Benefits paid	(186.5)	(189.1)	(10.0)	(9.5)	(2.7)	(3.0)

Projected benefit obligation at end of year	$2,678.7	$2,754.3	$776.7	$761.6	$121.7	$100.0

ACCUMULATED BENEFIT OBLIGATION AT END OF YEAR	$2,557.3	$2,636.0	$571.1	$556.4	$96.8	$80.3

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate	6.30%	5.89%	5.50%	5.00%	5.28%	4.88%
Rate of compensation increase	4.10%	3.86%	3.75%	3.50%	3.38%	3.36%
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$2,245.6	$2,103.5	$684.2	$552.7	$66.2	$60.1
Actual return on plan assets	138.7	240.3	63.7	48.5	2.2	6.4
Settlements	—	(1.8)	—	—	—	(9.3)
Participant contributions	—	—	4.1	4.2	1.9	1.7
Company contributions	87.8	92.7	39.0	11.1	5.7	9.7
Foreign currency translation	—	—	8.8	77.2	11.5	0.6
Benefits paid	(186.5)	(189.1)	(10.1)	(9.5)	(2.6)	(3.0)

Fair value of plan assets at end of year	$2,285.6	$2,245.6	$789.7	$684.2	$84.9	$66.2

FUNDED STATUS (UNDERFUNDED)	$(393.1)	$(508.7)	$13.0	$(77.4)	$(36.8)	$(33.8)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Non-Current Asset	$—	$—	$13.3	$—	$3.0	$2.3
Accrued expenses — current liability	(14.9)	(9.8)	—	—	(0.5)	(0.4)
Pension obligation — non-current liability	(378.2)	(498.9)	(0.3)	(77.4)	(39.3)	(35.7)

Net asset (liability) recognized	$(393.1)	$(508.7)	$13.0	$(77.4)	$(36.8)	$(33.8)

Accumulated other comprehensive (income) loss — before tax	$639.8	$747.5	$(18.7)	$43.2	$26.1	$24.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2007 and 2006:

					Other
					Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Aggregate fair value of plan assets	$2,285.6	$2,245.6	$—	$—	$6.6	$8.3
Aggregate projected benefit obligation	$2,678.7	$2,754.3	$0.3	$0.2	$32.2	$32.0
Aggregate accumulated benefit obligations	$2,557.3	$2,636.0	$0.2	$0.2	$28.0	$28.8

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2007 and 2006:

					Other
					Non-U.S.
	U.S. Plans		U.K. Plans		Plans
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Aggregate fair value of plan assets	$2,285.6	$2,245.6	$—	$684.1	$66.9	$53.2
Aggregate projected benefit obligation	$2,678.7	$2,754.3	$0.3	$761.6	$106.7	$89.3
Aggregate accumulated benefit obligations	$2,557.3	$2,636.0	$0.2	$556.4	$82.5	$70.3

The components of net periodic benefit costs (income) and special termination benefit charges for the years ended December 31, 2007, 2006 and 2005 are as follows:

							Other
							Non-U.S.
	U.S. Plans			U.K. Plans			Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in millions)

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Service cost	$45.5	$44.9	$47.8	$29.4	$29.6	$23.9	$4.8	$4.3	$3.1
Interest cost	161.5	155.4	148.2	39.6	33.6	30.0	5.5	5.0	4.5
Expected return on plan assets	(197.4)	(182.0)	(171.1)	(60.3)	(50.6)	(41.9)	(6.2)	(5.4)	(4.3)
Amortization of prior service cost	7.2	8.6	8.8	(1.1)	(1.0)	—	0.1	—	0.1
Amortization of actuarial (gain) loss	57.0	46.5	48.3	1.9	—	—	2.4	1.2	0.5

Gross periodic benefit cost (income)	73.8	73.4	82.0	9.5	11.6	12.0	6.6	5.1	3.9
Settlement (gain)/loss	—	0.3	—	—	—	—	—	2.5	—
Curtailment (gain)/loss	6.0	10.9	—	—	—	—	—	—	—

Net benefit cost (income)	$79.8	$84.6	$82.0	$9.5	$11.6	$12.0	$6.6	$7.6	$3.9

Special termination benefit charge	$—	$—	$—	$0.4	$0.9	$3.0	$—	$—	$—

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE YEARS ENDED DECEMBER 31
Discount rate 1/1-4/10	5.89%	5.64%	5.875%	5.00%	4.75%	5.50%	4.88%	4.76%	5.75%
Discount rate 4/11-5/18	5.89%	6.01%	5.875%	5.00%	4.75%	5.50%	4.88%	4.76%	5.75%
Discount rate 5/19-9/20	5.89%	6.34%	5.875%	5.00%	4.75%	5.50%	4.88%	4.76%	5.75%
Discount rate 9/21-11/27	6.28%	6.34%	5.875%	5.00%	4.75%	5.50%	4.88%	4.76%	5.75%
Discount rate 11/28-12/31	6.28%	6.34%	5.875%	5.00%	4.75%	5.50%	4.88%	4.74%	5.75%
Expected long-term return on assets	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%	8.28%	8.34%	8.50%
Rate of compensation increase	3.86%	3.63%	3.63%	3.50%	3.50%	3.50%	3.36%	3.34%	3.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 21, 2007, a definitive agreement to divest ATS was reached and assumptions for the U.S. qualified pension plans were reevaluated to remeasure the plan obligations and assets. In connection with the remeasurement there was a curtailment loss of $6 million. The remeasurement and curtailment increased accumulated other comprehensive income by $150.5 million before tax, or $91.9 million after tax.

Three events occurred in 2006 which required remeasurement of plan obligations and assets for the U.S. pension plans. Assumptions were reevaluated at April 11, 2006 to remeasure plan obligations and assets in connection with the Company’s definitive agreement to divest the turbomachinery products business (which agreement was subsequently terminated). On May 19, 2006, pension assumptions were again reevaluated to remeasure plan obligations and assets due to the closure of the election period for the Company’s Retirement Choice Program, see “U.S. Retirement Plan Changes in 2006”. Pension assumptions were again reevaluated on July 21, 2006 and on October 13, 2006 for the remeasurement of a U.S. nonqualified plan due to retirement settlements.

In one of the Company’s Canadian pension plans, the Company completed a partial wind-up of the plan on November 28, 2006. This wind-up included the settlement of a portion of the obligation and resulted in a settlement charge of $2.5 million in 2006.

The special termination benefit charge in the years ended December 31, 2007, 2006 and 2005 related primarily to reductions in force in several businesses in the U.K.

U.S. Retirement Plan Changes in 2006

Effective January 1, 2006, the Company closed its U.S. qualified pension plans to new entrants. New employees from that point will receive in their defined contribution account a dollar for dollar match on the first 6% of pay contributed, plus an automatic annual employer contribution of 2% of pay. The 2% employer contribution is subject to a 3-year vesting requirement.

During 2006, non-union employees covered by the U.S. qualified pension plans elected to either continue with their current benefits in the defined benefit and defined contribution plans or freeze their pension benefit service (but maintain salary linkage) as of June 30, 2006 and receive a higher level of company contributions in the defined contribution plans. The election period closed on May 19, 2006 and approximately 41% of the eligible employees chose the latter option with the enhanced company contribution to the defined contribution plans. Employees who are union members continued with the same retirement benefits as specified by their applicable bargaining agreement.

U.K. Pension Plan Changes in 2007

The costs of maintaining a pension plan in the U.K. have risen substantially in recent years due to, among other things, increasing life expectancy of retirees and stricter funding standards required by the Pensions Act of 2005. In order to mitigate these cost increases and to limit volatility of both accounting and funding costs, the company closed its U.K. pension plan to new entrants effective November 30, 2007 and announced modifications to the plan to be effective January 1, 2008. The modifications include an increase in required employee contribution and a lower cap on annual cost of living increases on pension payments. The Company enhanced its defined contribution arrangement to provide a 2-for-1 company matching contributions on the first 5% of pay contributed by the employee. This enhanced defined contribution arrangement is available to new hires at all U.K. locations. In addition, U.K. pension plan members were offered the opportunity to stop accruing service under the pension plan and to move into the enhanced defined contribution arrangement. However, substantially all plan members elected to remain in the pension plan as modified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed into law on August 17, 2006. The law significantly changed the rules used to determine minimum funding requirements for U.S. qualified defined benefit pension plans. The funding targets contained in the law were generally consistent with the Company’s internal targets. However, the law requires a more mechanical approach to annual funding requirements and generally reduces short-term flexibility in funding.

Expected Pension Benefit Payments

Pension benefit payments, which reflect expected future service, as appropriate, are expected to be as follows:

			Other
Year	U.S. Plans	U.K. Plans	Non-U.S. Plans
	(Dollars in millions)

2008	$190.6	$9.6	$6.4
2009	186.6	11.0	3.1
2010	195.0	13.0	3.2
2011	189.5	15.2	3.9
2012	192.6	18.1	4.7
2013 to 2017	1,011.0	134.9	29.5

Asset Allocation and Investment Policy

U.S. Qualified Pension Plans

The Company’s U.S. qualified pension plans were underfunded at December 31, 2007. Approximately 74% of the plans’ liabilities related to retired and inactive employees. Annual benefit payments from the plans were $175 million and $173 million in 2007 and 2006, respectively.

The Company’s asset allocation strategy for the plans is designed to balance the objectives of achieving high rates of return while reducing the volatility of the plans’ funded status and the Company’s pension expense and contribution requirements. The expected long-term rate of return is 9% per year.

No Company common stock was held directly by the plans at December 31, 2007 and 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the U.S. Trust’s 2008 target asset allocation and the actual asset allocations at December 31, 2007 and 2006.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2008	At December 31, 2007	At December 31, 2006

Equities − U.S. Large Cap	30-40%	33%	36%
Equities − U.S. Mid Cap	3-5%	4%	4%
Equities − U.S. Small Cap	3-5%	3%	3%
Equities − International	10-15%	11%	13%
Equities − Total	50-60%	51%	56%
Fixed Income − U.S.	30-40%	37%	35%
Real Estate	5-10%	12%	9%
Cash	0-1%	0%	0%
Total	100%	100%	100%

The majority of the portfolio assets are invested in U.S. and international equities, fixed income securities and real estate, consistent with the target asset allocation, and this portion of the portfolio is rebalanced to the target on a periodic basis. A portion of the assets, typically between 10% and 15%, is actively managed in a global tactical asset allocation strategy, where day-to-day allocation decisions are made by the investment manager based on relative expected returns of stocks, bonds and cash in the U.S. and various international markets. The global tactical asset allocation strategy also has a currency management component that is unrelated to the asset allocation positioning of the portfolio.

Tactical changes to the duration of the fixed income portfolio are made periodically. The actual duration of the fixed income portfolio was approximately 15 years and 13 years at December 31, 2007 and 2006, respectively.

U.K. Pension Plan

The Company’s United Kingdom defined benefit pension plan consists almost entirely of active employees. Consequently, the primary asset allocation objective is to generate returns that, over time, will meet the future payment obligations of the plan without requiring material levels of cash contributions.

Since the plan’s obligations are paid in Great Britain Pounds Sterling, the plan invests approximately 70% of its assets in U.K.-denominated securities. Fixed income assets have a duration of about 14 years and are designed to offset approximately 15% to 20% of the effect of interest rate changes on the plan’s funded status. The plan assets are rebalanced to the target on a periodic basis.

The table below sets forth the plan’s target asset allocation for 2008 and the actual asset allocations at December 31, 2007 and 2006.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2008	At December 31, 2007	At December 31, 2006

Equities − U.K	35-37.5%	38%	43%
Equities − non-U.K	35-37.5%	34%	37%
Equities − Total	70-75%	72%	80%
Fixed Income − U.K	25-30%	28%	20%
Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

U.S. Qualified Pension Plans

The U.S. discount rate determined at December 31, 2007 and 2006 was based on a customized yield curve approach. The Company’s pension and postretirement benefit payment cash flows were each plotted against a U.S. yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rates were used to determine the benefit obligations as of December 31, 2007 and 2006.

The long-term asset return assumption for the U.S. plans is 9%. This assumption is based on an analysis of historical returns for equity, fixed income and real estate markets and the Company’s portfolio allocation as of December 31, 2007. Equity returns were determined by analysis of historical benchmark market data through 2006. Returns in each equity class were developed from up to 80 years of historical data. The weighted average return of all equity classes was 11.4%. Real estate returns were determined using the ten year historical average returns for the primary real estate fund in the U.S. Trust. The resulting return was 13.4%. The return estimate for the fixed income portion of the trust portfolio is based on the average yield to maturity of the assets as of December 1, 2007 and was 5.4%. The fixed income portion of the portfolio is based on a long duration strategy. As a result, the yield on this portfolio may be higher than that of a typical fixed income portfolio in a normal yield curve environment.

The RP2000 mortality table with projected improvements for life expectancy through the year 2015 was used for determination of the benefit obligations as of December 31, 2007 and 2006.

U.K. Pension Plan

The U.K. discount rate at December 31, 2007 and 2006 was determined based on cash flows from a benchmark plan with similar duration as the U.K. Plan, plotted against a yield curve of a large diverse group of Aa-rated corporate bonds.

The long-term asset return assumption for the plan is 8.5%, based on an analysis of historical returns for equity and fixed income securities denominated in Great Britain Pounds Sterling. Equity returns were determined by analysis of historical benchmark market data through 2006. Returns in each equity class were developed from up to 50 years of historical data. The weighted average return of all equity classes was 11.2%. The return estimate for the fixed income portion of the portfolio is based on the average yield to maturity of the assets as of December 1, 2007 of approximately 4.5%.

Anticipated Contributions to Defined Benefit Plans and Trusts

During 2008, the Company expects to contribute $50 million to $100 million to its worldwide qualified and non-qualified pension plans.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. As of December 31, 2007 and 2006, $71 million and $72 million respectively, of fair market value of assets were held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of the cash surrender value of split dollar life insurance policies, equities, fixed income securities and cash. The assets of the rabbi trust, which do not qualify as plan assets and, therefore, are not included in the tables in this note, are available to pay pension benefits to these individuals but are otherwise unavailable to the Company. The assets, other than approximately $29 million and $32 million as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 and 2006, respectively, which are assigned to certain individuals if benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

Defined Contribution Plans

In the U.S., the Company also maintains voluntary U.S. retirement savings plans for salaried and wage employees. For the years ended December 31, 2007, 2006 and 2005, the cost was $42.8 million, $31.9 million and $21.9 million, respectively. The increase in 2007 is due to the enhanced plan as discussed in the “U.S. Retirement Plan Changes in 2006” section above. The enhanced plan was established mid-year 2006 with 2007 as the first full year.

The Company also maintains defined contribution retirement plans for certain non-U.S. subsidiaries. For the years ended December 31, 2007, 2006 and 2005, the Company’s contributions were $3.6 million, $2.8 million, and $2.5 million, respectively.

Postretirement Benefits Other Than Pensions

The following table sets forth the status of the Company’s defined benefit postretirement plans other than pension as of December 31, 2007 and 2006, and the amounts recorded in the Company’s Consolidated Balance Sheet. The postretirement benefits related to divested and discontinued operations retained by the Company are included in the amounts below.

	2007	2006
	(Dollars in millions)

Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$416.1	$404.1
Service cost	2.0	1.8
Interest cost	22.9	20.8
Amendments	—	0.1
Actuarial (gains) losses	(15.8)	25.5
Other(1)	—	(4.2)
Foreign currency translation	0.1	—
Benefits paid	(31.2)	(32.0)

Projected benefit obligation at end of year	$394.1	$416.1

Weighted-Average Assumptions used to Determine Benefit Obligations as of December 31
Discount rate	6.12%	5.79%
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Company contributions	31.2	32.0
Benefits paid	(31.2)	(32.0)

Fair value of plan assets at end of year	$—	$—

Funded Status (Underfunded)	$(394.1)	$(416.1)

Amounts Recognized in the Balance Sheet Consist of:
Accrued expenses — current liability	$(35.2)	$(37.0)
Postretirement benefits other than pensions — non-current liability	(358.9)	(379.1)

Net liability recognized	$(394.1)	$(416.1)

Accumulated other comprehensive (income) loss — before tax	$71.1	$90.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, an 8.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 5% in 2015 and remain at that rate thereafter.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Components of Net Periodic Benefit Cost (Income):
Service cost	$2.0	$1.8	$1.7
Interest cost	22.9	20.9	22.7
Amortization of prior service cost	(0.2)	(0.2)	(0.2)
Recognized net actuarial (gain) Loss	3.6	2.7	1.4

Periodic benefit cost (income)	28.3	25.2	25.6
Settlement (gain)/loss	—	—	—
Curtailment (gain)/loss	—	—	—

Net benefit cost (income)(1)	$28.3	$25.2	$25.6

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost
Discount rate	5.79%	5.55%	5.875%

(1)	The 2006 “Other” line item of $4.2 million in the change in projected benefit obligation includes revisions in the plan provisions used in the actuarial valuation of other postretirement benefits related to the acquisition of the aeronautical systems business. The net periodic benefit cost for the year ended December 31, 2006 includes a reduction of $3.2 million for the revision. The $3.2 million reduction of net periodic benefit cost consists of $0.4 million reduction to service cost, $1.2 million reduction to interest cost and $1.6 million reduction to the amortization of actuarial (gains) losses.

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate.

	One Percentage	One Percentage
	Point	Point
	Increase	Decrease
	(Dollars in millions)

Increase (Decrease) in
Total of service and interest cost components in 2007	$1.7	$(1.5)
Accumulated postretirement benefit obligation as of December 31, 2007	$27.1	$(23.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Postretirement Benefit Payments Other Than Pensions

Benefit payments for other postretirement obligations other than pensions, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Expected
	Employer	Medicare
Year	Payments	Subsidy	Net Payments
	(Dollars in millions)

2008	$38.6	$(2.4)	$36.2
2009	38.8	(2.5)	36.3
2010	38.8	(2.5)	36.3
2011	38.9	(2.6)	36.3
2012	38.4	(2.6)	35.8
2013 to 2017	179.8	(12.8)	167.0

Note 15.	Income Taxes

Income from continuing operations before income taxes as shown in the Consolidated Statement of Income consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Domestic	$524.4	$353.9	$320.3
Foreign	192.5	102.9	34.6

TOTAL	$716.9	$456.8	$354.9

A summary of income tax (expense) benefit from continuing operations in the Consolidated Statement of Income is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Current
Federal	$(62.0)	$(13.6)	$(51.2)
Foreign	9.7	(25.1)	(9.9)
State	(13.7)	(22.5)	0.6

	$(66.0)	$(61.2)	$(60.5)

Deferred
Federal	$(109.5)	$61.9	$(66.7)
Foreign	(35.2)	15.9	9.8
State	(10.2)	4.6	1.0

	$(154.9)	$82.4	$(55.9)

TOTAL	$(220.9)	$21.2	$(116.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in millions)

Deferred income tax assets
Pensions	$255.0	$314.5
Tax credit and net operating loss carryovers	129.0	150.6
Accrual for postretirement benefits other than pensions	129.1	134.3
Inventories	46.9	36.9
Other nondeductible accruals	64.6	71.3
Employee benefits plans	38.0	32.1
Other	83.7	71.8

Deferred income tax assets	746.3	811.5
Less: valuation allowance	(60.6)	(74.0)

Total deferred income tax assets	685.7	737.5

Deferred income tax liabilities
Tax over book depreciation	(207.3)	(192.4)
Tax over book intangible amortization	(296.4)	(244.5)
Tax over book interest expense	—	—
SFAS 133	(53.4)	(30.1)
Pre-production and contract accounting	(108.3)	(7.4)
Other	(30.9)	(39.4)

Total deferred income tax liabilities	(696.3)	(513.8)

Net deferred income tax asset (liability)	$(10.6)	$223.7

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $10 million increase to the January 1, 2007 balance of retained earnings with a corresponding decrease to reserves for tax contingencies. A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions of dollars, is as follows:

Balance at January 1, 2007	$91.2
Additions based on tax positions related to current year	23.3
Additions for tax positions of prior years	46.4
Reductions for tax positions of prior years	(29.4)
Settlements	(25.2)

Balance at December 31, 2007	$106.3

Included in the balance at December 31, 2007, are $0.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $176.2 million. The Company recognizes interest and penalties related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits in income tax expense. During the years ended December 31, 2007, 2006, and 2005, the Company recognized approximately $17.6 million, $29 million, and $11.1 million, respectively, of interest and penalties. The Company had approximately $135.6 million and $118 million for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2005 and with few exceptions, state and local examinations for years before 2000 and non-U.S. income tax examinations for years before 2002. For a discussion of uncertainties related to tax matters see Note 17, “Contingencies”. The Company cannot predict the timing or ultimate outcome of these matters. However, it is reasonably possible that certain of these matters could be resolved during the next 12 months that could result in a material change in the total amount of unrecognized tax benefits.

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

At December 31, 2007, the Company had net operating loss and tax credit carryforward benefits of approximately $129 million. Of the $129 million total, approximately $107.4 million will expire in the years 2008 through 2028. The remaining $21.6 million are not subject to an expiration period. For financial reporting purposes a valuation allowance of $61 million was recognized to offset the deferred tax asset relating to those carryforward benefits. The net change in the total valuation allowance for the year ended December 31, 2007 was a decrease of $13 million.

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	2007		2006		2005
		(Dollars in		(Dollars in		(Dollars in
	%	Millions)%		Millions)%		Millions)

Income from operations before taxes		$716.9		$456.8		$354.9
Statutory federal income tax rate	35.0%		35.0%		35.0%
State and local taxes	2.9%	$20.9	3.0%	$13.9	0.4%	$1.3
Tax benefits related to export sales	(2.4)%	$(17.2)	(5.7)%	$(25.8)	(5.9)%	$(21.0)
Tax credits	(2.8)%	$(19.8)	(4.5)%	$(20.6)	(4.8)%	$(17.1)
Repatriation of non-U.S. earnings under the American Jobs Creation Act	—	—	—	—	1.5%	$5.3
Deemed repatriation of non-U.S. earnings	1.6%	$11.3	2.6%	$11.6	2.0%	$7.2
Differences in rates on foreign subsidiaries	(2.9)%	$(20.9)	(4.6)%	$(20.7)	(5.5)%	$(19.7)
Interest on potential tax liabilities	0.9%	$6.2	2.0%	$9.2	2.0%	$7.2
Tax settlements and other adjustments to tax reserves	1.1%	$7.8	(31.8)%	$(145.5)	6.5%	$23.1
Other items	(2.6)%	$(18.4)	(0.6)%	$(3.0)	1.6%	$5.8

Effective income tax rate	30.8%		(4.6)%		32.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 109 and APB No. 23, “Accounting for Income Taxes — Special Areas,” the Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $427 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the potential liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Note 16.	Supplemental Balance Sheet Information

As of December 31, balances for the accounts receivable allowance for doubtful accounts were as follows:

			Foreign
	Balance	Charged	Currency	Write-Off	Balance
	Beginning	to	Translation	of Doubtful	at end
	of Year	Expense	and Other	Accounts	of Year
	(Dollars in millions)

Receivable Allowance
Short-Term	$19.4	$5.2	$0.3	$(10.6)	$14.3
Long-Term(1)	29.2	—	—	(0.3)	28.9

Year ended December 31, 2007	$48.6	$5.2	$0.3	$(10.9)	$43.2

Short-Term	$23.2	$1.8	$0.6	$(6.2)	$19.4
Long-Term(1)	30.9	—	—	(1.7)	29.2

Year ended December 31, 2006	$54.1	$1.8	$0.6	$(7.9)	$48.6

Short-Term	$21.6	$6.1	$(0.2)	$(4.3)	$23.2
Long-Term(1)	30.9	—	—	—	30.9

Year ended December 31, 2005	$52.5	$6.1	$(0.2)	$(4.3)	$54.1

(1)	Long-term allowance is related to the Company’s notes receivable in other assets from a receivable obligor.

As of December 31, balances for property, plant and equipment and allowances for depreciation were as follows:

	2007	2006
	(Dollars in millions)

Property, Plant and Equipment-net
Land	$74.6	$72.9
Buildings and improvements	699.0	640.2
Machinery and equipment	1,983.6	1,782.7
Construction in progress	195.7	167.1

	2,952.9	2,662.9
Less allowances for depreciation	(1,565.5)	(1,406.9)

TOTAL	$1,387.4	$1,256.0

Property included assets acquired under capital leases, principally buildings, machinery and equipment of $21.3 million and $21.6 million at December 31, 2007 and 2006, respectively. Related allowances for depreciation were $7.9 million and $7.1 million at December 31, 2007 and 2006, respectively. Depreciation expense totaled $179.4 million, $162.4 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$154 million during 2007, 2006 and 2005, respectively. Interest costs capitalized during 2007, 2006 and 2005 from continuing operations totaled $4.7 million, $4.6 million and $1.4 million, respectively.

As of December 31, balances for other assets consisted of the following:

	December 31,
	2007	2006
	(Dollars in millions)

Other Assets
Participation payments — net of accumulated amortization of $10.4 million and $11.2 million at December 31, 2007 and 2006, respectively	$123.7	$124.7
Entry fees — net of accumulated amortization of $23.2 million and $17.9 million at December 31, 2007 and 2006, respectively	132.1	135.3
Rotable assets — net of accumulated amortization of $111 million and $91.5 million at December 31, 2007 and 2006, respectively	135.3	122.6
Rabbi trust assets	113.9	107.4
Sales incentives — net of accumulated amortization of $85.3 million and $118.7 million at December 31, 2007 and 2006, respectively	60.2	61.2
Flight certification costs — net of accumulated amortization of $6.2 million and $15.6 million at December 31, 2007 and 2006, respectively	35.8	26.3
Foreign currency hedges	81.4	46.8
All other	72.9	87.6

TOTAL	$755.3	$711.9

See Note 1, “Significant Accounting Policies” for a description of participation payments, entry fees, rotable assets, sales incentives and flight certification costs.

As of December 31, accrued expenses consisted of the following:

	2007	2006
	(Dollars in millions)

Accrued Expenses
Wages, vacations, pensions and other employment costs	$304.6	$251.1
Deferred revenue	217.1	187.2
Warranties	66.3	57.5
Postretirement benefits other than pensions	35.1	36.9
Other	307.7	266.0

TOTAL	$930.8	$798.7

Fair Values of Financial Instruments

The Company’s accounting policies with respect to financial instruments are described in Note 1, “Significant Accounting Policies”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of the Company’s significant balance sheet financial instruments and their fair values are presented below as of December 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in millions)

Long-term debt	$1,725.8	$1,836.2	$1,723.1	$1,867.7

Derivative financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Contract/		Contract/
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in millions)

Interest rate swaps	$193.0	$2.1	$193.0	$(2.6)
Cash flow hedges	$1,796.0	$151.8	$1,639.4	$85.2
Other forward contracts	$248.5	$(2.8)	$194.8	$(0.3)

Guarantees

The Company extends financial and product performance guarantees to third parties. As of December 31, 2007, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)

Environmental remediation indemnification (Note 17)	No limit	$16.1
Financial Guarantees:
Residual value on leases (Note 13)	$24.8	$—

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

The changes in the carrying amount of service and product warranties, in millions of dollars, are as follows:

Balance at December 31, 2005	$162.4
Net provisions for warranties issued during the year	49.5
Net benefit for warranties existing at the beginning of the year	(1.5)
Payments	(60.3)
Foreign currency translation	10.2

Balance at December 31, 2006	160.3

Net provisions for warranties issued during the year	52.5
Net benefit for warranties existing at the beginning of the year	(8.5)
Payments	(45.0)
Foreign currency translation	5.0

Balance at December 31, 2007	$164.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, the current and long-term portions of service and product warranties were as follows:

	2007	2006
	(Dollars in millions)

Short-term liabilities	$66.3	$57.5
Long-term liabilities	98.0	102.8

TOTAL	$164.3	$160.3

Other Comprehensive Income

For the year ended December 31, total comprehensive income consisted of the following:

	2007	2006
	(Dollars in millions)

Comprehensive Income
Net income	$482.6	$482.1
Other comprehensive income, net of tax:
Unrealized foreign currency translation gains (losses) during period	101.2	113.2
Pension liability adjustments during the period	130.8	56.8
Gain on cash flow hedges	43.2	48.5

TOTAL	$757.8	$700.6

Accumulated other comprehensive income (loss) as of December 31, consisted of the following:

	2007	2006
	(Dollars in millions)

Accumulated Other Comprehensive Income (Loss)
Cumulative unrealized foreign currency translation gains	$349.6	$248.4
Pension/OPEB liability adjustments	(432.8)	(563.6)
Accumulated gain on cash flow hedges	97.6	54.4

TOTAL	$14.4	$(260.8)

The minimum pension liability amounts above are net of deferred taxes of $285.6 million and $341.8 million in 2007 and 2006, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $53.4 million and $30.1 million in 2007 and 2006, respectively. No income taxes are provided on foreign currency translation gains as foreign earnings are considered permanently invested.

Note 17.	Contingencies

General

There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, arising from the ordinary course of business, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flow. Legal costs are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental

The Company is subject to environmental laws and regulations which may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. At certain sites, the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws.

Estimates of the Company’s environmental liabilities are based on current facts, laws, regulations and technology. These estimates take into consideration the Company’s prior experience and professional judgment of the Company’s environmental specialists. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

Accordingly, as investigation and remediation proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations or cash flows in a given period. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites for which the Company has been identified as a potentially responsible party are likely to have a material adverse effect on the Company’s financial condition.

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

The Company’s Consolidated Balance Sheet includes an accrued liability for environmental remediation obligations of $69.6 million and $74.3 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, $18.6 million and $17.7 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At December 31, 2007 and 2006, $29.4 million and $31 million, respectively, was associated with ongoing operations and $40.2 million and $43.3 million, respectively, was associated with previously owned businesses.

The Company expects that it will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

There has recently been an increase by certain states in the U.S. and countries globally to promulgate or propose regulations or legislation impacting the use of various chemical substances by all companies. The Company is currently evaluating the potential impact, if any, of such regulations and legislation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asbestos

The Company and some of its subsidiaries have been named as defendants in various actions by plaintiffs alleging damages as a result of exposure to asbestos fibers in products or at its facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. The Company believes that pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on the Company’s results of operations in a given period.

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

At December 31, 2007 and 2006, the deferred settlement credit was approximately $54 million and $38 million, respectively, for which approximately $8 million and $3 million, respectively, was reported in accrued expenses and approximately $46 million and $35 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

Liabilities of Divested Businesses

Asbestos

In May 2002, the Company completed the tax-free spin-off of its Engineered Industrial Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries prior to the Company’s ownership. It is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries. Also, it is possible that a claim might be asserted against the Company that Coltec’s dividend of its aerospace business to the Company prior to the spin-off was made at a time when Coltec was insolvent or caused Coltec

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to become insolvent. Such a claim could seek recovery from the Company on behalf of Coltec of the fair market value of the dividend.

A limited number of asbestos-related claims have been asserted against the Company as “successor” to Coltec or one of its subsidiaries. The Company believes that it has substantial legal defenses against these and other such claims. In addition, the agreement between EnPro and the Company that was used to effectuate the spin-off provides the Company with an indemnification from EnPro covering, among other things, these liabilities. The success of any such asbestos-related claims would likely require, as a practical matter, that Coltec’s subsidiaries were unable to satisfy their asbestos-related liabilities and that Coltec was found to be responsible for these liabilities and was unable to meet its financial obligations. The Company believes any such claims would be without merit and that Coltec was solvent both before and after the dividend of its aerospace business to the Company. If the Company would ultimately be found responsible for the asbestos-related liabilities of Coltec’s subsidiaries, the Company believes such finding would not have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations and cash flows in a particular period. However, because of the uncertainty as to the number, timing and payments related to future asbestos-related claims, there can be no assurance that any such claims will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows. If a claim related to the dividend of Coltec’s aerospace business were successful, it could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Aerostructures Long-Term Contracts

The Company’s aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Boeing 787 and Airbus A350 XWB, and in the early production phase including the Airbus A380. These contracts are accounted for in accordance with the provisions of SOP 81-1.

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

Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing including escalation where applicable and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

Additionally, total contract revenue is based on estimates of future units to be delivered to the customer and sales price escalation where applicable. There is a risk that there could be differences between the actual units delivered and the estimated total units to be delivered under the contract and differences in actual sales escalation compared to estimates. Changes in estimates could have a material impact on the Company’s results of operations and cash flows.

Provisions for estimated losses on uncompleted contracts are recorded to the extent total estimated costs exceed estimated contract revenues in the period such losses are determined.

Tax

The Company is continuously undergoing examination by the Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. The Company establishes reserves for tax contingencies in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). See Note 15, “Income Taxes”, for additional detail.

During 2007, the IRS and the Company reached agreement on substantially all of the issues raised with respect to the examination of taxable years 2000-2004 and recorded a tax benefit, resulting primarily from the reversal of related tax reserves of approximately $15.7 million. The Company submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues. We believe the amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

The previous examination cycle included the consolidated income tax groups for the audit periods identified below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $23 million as of December 31, 2007. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $11 million as of December 31, 2007. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. During 2005, Rohr made payments of approximately $3.9 million ($0.6 million for tax and $3.3 million for interest) related to items that were not being contested and approximately $4.5 million related to items that are being contested. No payment has been made for the $23 million of interest or $11 million of penalty interest. Under California law, Rohr could be required to pay the full amount of interest prior to filing any suit for refund. In late December 2007, the trial court ruled that Rohr is not required to pay the interest and its suit for refund could proceed. The California Franchise Tax Board has appealed the decision and if the lower court is reversed, Rohr would be required to make this payment in order to continue seeking a refund.

Note 18.	Derivatives and Hedging Activities

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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Consolidated Balance Sheet at fair value with the offset reflected in accumulated other comprehensive income (loss), net of deferred taxes. The notional value of the forward contracts at December 31, 2007 was $1,796 million. The fair value of the forward contracts at December 31, 2007, was a net asset of $151.8 million, including:

•	$74.6 million recorded as a current asset in prepaid expenses and other assets; and

•	$78.7 million recorded as a non-current asset in other assets; partially offset by,

•	$0.3 million recorded as a current liability in accrued expenses; and

•	$1.2 million recorded as a non-current liability in other non-current liabilities.

The total fair value of the Company’s forward contracts of $151.8 million (before deferred taxes of $53.4 million) at December 31, 2007, combined with $1.2 million of gains on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in accumulated other comprehensive income (loss) and will be reflected in income as earnings are affected by the hedged items. As of December 31, 2007, the portion of the $151.8 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $74.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These forward contracts mature on a monthly basis with maturity dates that range from January 2008 to December 2011. There was a de minimis amount of ineffectiveness during the years ended December 31, 2007 and 2006.

As of December 31, 2007, a $2 million loss remained in Accumulated Other Comprehensive Income related to the treasury locks resulting from the 2006 debt exchange.

Fair Value Hedges

The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The Company has the following interest rate swaps outstanding as of December 31, 2007:

•	A $43 million fixed-to-floating interest rate swap on the 6.45% notes due in 2008;

•	Two $50 million fixed-to-floating interest rate swaps on the 7.5% notes due in 2008; and

•	A $50 million fixed-to-floating interest rate swap on the 6.29% notes due in 2016.

The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps were accounted for as fair value hedges and the carrying value of the notes were adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was a net gain of $2.1 million at December 31, 2007.

Other Forward Contracts

As a supplement to the foreign exchange cash flow hedging program, the Company enters into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Since these contracts are not designated as hedges, the gains or losses on these forward contracts are recorded in cost of sales. These contracts are utilized to mitigate the earnings impact of the translation of net monetary assets and liabilities. Under this program, as of December 31, 2007, the Company had the following forward contracts:

Currency	Notional Amount	Buy/Sell
	(Dollars in
	millions)

Great Britain Pounds Sterling	$94.6	Buy
Great Britain Pounds Sterling	$22.8	Sell
Euros	$112.1	Buy
Canadian Dollars	$19.0	Buy

During the year ended December 31, 2007, the Company recorded a transaction loss on its monetary assets of approximately $14 million, which was partially offset by gains on the forward contracts described above of approximately $8 million. During the year ended December 31, 2006, the Company recorded a transaction loss on its monetary assets of approximately $19 million, which was partially offset by gains on the forward contracts described above of approximately $6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Supplemental Cash Flow Information

The following table sets forth other cash flow information including acquisitions accounted for under the purchase method.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Estimated fair value of tangible assets acquired	$—	$—	$31.3
Goodwill and identifiable intangible assets acquired	—	—	48.3
Cash paid	—	—	(67.0)

Liabilities assumed (extinguished)	$—	$—	$12.6

Interest paid (net of amount capitalized)	$129.0	$129.9	$129.4

Income taxes paid (refunds received), net	$115.9	$113.8	$52.1

Interest and income taxes paid include amounts related to discontinued operations.

Note 20.	Preferred Stock

There are 10,000,000 authorized shares of Series Preferred Stock — $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 2007, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

Cumulative Participating Preferred Stock — Series F

The Company has 200,000 shares of Junior Participating Preferred Stock — Series F — $1 par value Series F Stock authorized at December 31, 2007. Series F Stock has preferential voting, dividend and liquidation rights over the Company’s common stock. At December 31, 2007, no Series F Stock was issued or outstanding.

Note 21.	Common Stock

During 2007, 2006 and 2005, 3.3 million, 2.3 million, and 4 million shares, respectively, of authorized but unissued shares of common stock were issued under the 2001 Equity Compensation Plan and other employee share-based compensation plans.

The Company acquired 3.7 million, 0.5 million and 0.1 million shares of treasury stock in 2007, 2006 and 2005, respectively.

As of December 31, 2007, there were 9.1 million shares of common stock reserved for issuance under outstanding and future awards pursuant to the 2001 Stock Option Plan and other employee share-based compensation plans.

During 2006, the Board of Directors of the Company approved a program that authorizes the Company to repurchase up to $300 million of the Company’s common stock. The primary purpose of the program is to reduce dilution to existing shareholders from the Company’s share-based compensation plans. No time limit was set for completion of the program. Repurchases under the program, which could aggregate to approximately 6% of the Company’s outstanding common stock, may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. During 2006, the Company repurchased 0.4 million shares of the Company’s common stock under the program for approximately $18 million. During 2007, the Company repurchased 3.5 million shares of the Company’s common stock under the program for approximately $209 million.

Note 22.	Share-Based Compensation

The Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective transition method.

The compensation cost recorded for share-based compensation plans during the years ended December 31, 2007, 2006 and 2005 is presented below:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions, except per share amount)

Compensation cost	$70.0	$56.2	$32.9
Compensation cost net of tax benefit	$43.4	$35.3	$21.4
Compensation cost per diluted share	$0.34	$0.28	$0.17

The increase of $13.8 million from 2006 to 2007 is primarily due to the increase in the company’s stock price. The increase of $23.3 million from 2005 to 2006 was primarily driven by approximately $18 million of incremental compensation expense during 2006 on awards granted to employees who were retirement eligible or will become retirement eligible prior to the normal vesting date in accordance with the adoption of SFAS 123(R). Share-based compensation expense recorded during 2007 did not include a similar charge due to a change in award provisions discussed below.

The total income tax benefit recognized in the income statement for share-based compensation awards was $26.6 million, $20.9 million and $11.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. There was no compensation cost related to share-based plans capitalized as part of inventory and fixed assets during the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, total compensation cost related to nonvested share-based compensation awards not yet recognized totaled $50.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.

The Company administers the Goodrich Equity Compensation Plan (the Plan) as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance shares, restricted stock awards, restricted stock units and several other equity-based compensation awards. Currently, the Plan, which will expire on April 17, 2011, unless renewed, makes 11,000,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 17, 2001 for future awards under the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 1999 Stock Option Plan awards as of April 17, 2001 that are not issued or otherwise are returned to the Company after that date. Historically, the Company has issued shares upon exercise of options or vesting of other share-based compensation awards. During 2007, the Company only repurchased shares under the plan to the extent required to meet the minimum statutory tax withholding requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3% after one year, 66 2/3% after two years and 100% after three years. Prior to the 2008 grant, the expense related to options granted to retirement eligible individuals begins on the date the grants are approved since no future substantive service is required. Beginning with the 2008 grant, a one year required service period was added, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the year. Therefore, expense is recorded ratably over the grant year. Options granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or the one year required service period, whichever is longer, because the awards are earned upon retirement from the Company after the grant year. Compensation expense for options granted to employees who are not retirement eligible is recognized on a straight-line basis over three years. The term of each stock option cannot exceed 10 years from the date of grant. All options granted under the Plan have an exercise price that is not less than 100% of the market value of the stock on the date of grant, as determined pursuant to the plan. Dividends are not paid or earned on stock options.

In January 2007, the Company granted special stock options with a seven-year term that included a market condition whereby the options vest when the price per share of the Company’s stock closes at or above $65.00 per share for any 5 business days during a 20 consecutive-business-day period. The fair value of each option award was estimated on the date of grant using a Monte Carlo Simulation approach. The implicit service period was 1.5 years. During 2007, the market condition was met. The compensation cost recorded for the special stock options during 2007 was $8.2 million, of which $2.7 million would have been recorded in future periods had the market condition not been met.

The fair value of all other option awards is estimated on the date of grant using the Black-Scholes-Merton formula. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options. The Company does not issue traded options. Accordingly, the Company uses historical volatility instead of implied volatility. The historical volatility is calculated over a term commensurate with the expected term of the options. The risk-free rate during the option term is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the expected annual dividends during the term of the options divided by the fair value of the stock on the grant date. The fair value for options issued during the years ended December 31, 2007, 2006 and 2005 was based upon the following weighted-average assumptions:

	2007	2006	2005

Risk-free interest rate (%)	4.5	4.3	4.0
Expected dividend yield (%)	1.7	2.0	2.6
Historical volatility factor (%)	34.6	36.1	40.6
Weighted-average expected life of the options (years)	5.5	5.5	7.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity during the year ended December 31, 2007 is presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at January 1, 2007	5,675.6	$32.02
Granted	1,348.2	45.88
Exercised	(2,795.8)	32.50
Forfeited or expired	(16.5)	43.54

Outstanding at December 31, 2007	4,211.5	$36.09	6.4 years	$146.2

Vested or expected to vest(1)	4,196.2	$36.06	6.4 years	$145.8

Exercisable at December 31, 2007	2,928.1	$33.60	5.6 years	$109.0

(1)	Represents outstanding options reduced by expected forfeitures.

As of December 31, 2007, the compensation expense related to nonvested options not yet recognized totaled $5.6 million. The weighted-average grant date fair value of options granted was $15.30, $13.44, and $11.79 per option during 2007, 2006 and 2005, respectively.

During the year ended December 31, 2007, the amount of cash received from exercise of stock options totaled $88.1 million and the tax benefit realized from stock options exercised totaled $25.2 million. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $71.5 million, $26.7 million and $48.7 million, respectively.

Restricted Stock Units

Generally, 50% of the Company’s restricted stock units vest and are converted to stock at the end of the third year, an additional 25% at the end of the fourth year and the remaining 25% at the end of the fifth year. In certain circumstances, the vesting term is three years or five year cliff. Prior to the 2008 grant, the expense related to restricted stock units granted to retirement eligible individuals begins on the date the grants are approved since no future substantive service is required. Beginning with the 2008 grant, a one year required service period was added, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the year. Therefore, expense is recorded ratably over the grant year. Restricted stock units granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or the one year required service period, whichever is longer, because the awards are earned upon retirement from the Company after the grant year. Compensation expense for restricted stock units granted to employees who are not retirement eligible is recognized on a straight-line basis over the vesting period. Cash dividend equivalents are paid to participants each quarter. Dividend equivalents paid on units expected to vest are recognized as a reduction in retained earnings.

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during 2007, 2006 and 2005 was $46.20, $40.49 and $32.46 per unit, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s restricted stock units as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant date
	Shares	Fair Value
	(In thousands)

Outstanding at January 1, 2007	1,557.3	$34.78
Granted	559.3	46.20
Vested	(301.7)	33.02
Forfeited	(63.7)	38.75

Outstanding at December 31, 2007	1,751.2	$38.75

As of December 31, 2007, there was $25.2 million of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of units vested during 2007, 2006 and 2005 was $9.7 million, $3.6 million and $2.1 million, respectively. The tax benefit realized from vested restricted stock units totaled $6 million during the year ended December 31, 2007.

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

The performance condition is applied to one-half of the awards and is based upon the Company’s actual return on invested capital (ROIC) as compared to a target ROIC, which is approved by the Compensation Committee of the Board of Directors. At each reporting period, the fair value represents the fair market value of the Company’s stock as adjusted by expectations regarding the achievement of the ROIC target. Changes in expectations are recognized as cumulative adjustments to compensation expense each reporting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of performance share unit activity during the year ended December 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Fair	Contractual	Aggregate
	Shares	Value	Term	Fair Value
	(In thousands)			(In millions)

Outstanding at January 1, 2007	714.5	$45.61
Units granted, dividends reinvested and additional shares due to performance condition	294.3	60.80
Converted and paid out	(259.9)	45.59
Forfeited/canceled	(5.5)	61.56

Outstanding at December 31, 2007	743.4	$51.51	1.0 years	$38.3

Vested or expected to vest(1)	720.0	$50.89	1.0 years	$36.6

(1)	Represents outstanding units reduced by expected forfeitures.

As of December 31, 2007, the total compensation cost related to nonvested performance units not yet recognized totaled $19.4 million. The weighted-average grant date fair value of units granted was $51.46 per unit during the year ended December 31, 2007, $46.21 per unit during the year ended December 31, 2006 and $32.43 per unit during the year ended December 31, 2005. The total payments during the years ended December 31, 2007, 2006 and 2005 approximated $11.9 million, $10.1 million and $3.7 million, respectively.

Employee Stock Purchase Plan

The Company administers the Employee Stock Purchase Plan. Employees with two months of continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $12,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time prior to December, cancel their payroll deduction authorizations and have the cash balance in their stock purchase rights account refunded. The offering period begins on January 1, or July 1 for new employees, and ends on December 31 of each year. The stock purchase rights are used to purchase the common stock of the Company at the lesser of: (i) 85% of the fair market value of a share as of the grant date applicable to the participant or (ii) 85% of the fair market value of a share as of the last day of the offering period. The fair market value of a share is defined as the average of the closing price per share as reflected by composite transactions on the New York Stock Exchange throughout a period of ten trading days ending on the determination date. Dividends are not paid or earned on stock purchase rights.

The fair value of the stock purchase rights are calculated as follows: 15% of the fair value of a share of nonvested stock and 85% of the fair value of a one-year share option. The fair value of a one-year share option was estimated at the date of grant using the Black-Scholes-Merton formula and the following assumptions:

	2007	2006	2005

Risk-free interest rate (%)	4.8	4.4	2.8
Expected dividend yield (%)	1.7	2.0	2.6
Historical volatility factor (%)	44.6	34.9	40.6
Weighted-average expected life of the option (years)	1.0	1.0	1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, 2006 and 2005, the weighted-average grant date fair value of rights granted was $11.98, $10.91 and $9.00, respectively. The total intrinsic value of rights exercised during the years ended December 31, 2007, 2006 and 2005 was $7.3 million, $3.3 million and $1.6 million, respectively. The annual employee contributions under the plan totaled $9.0 million, $7.8 million, and $6.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. The 2006 contributions were used to purchase stock during the year ended December 31, 2007.

Other Plans

Restricted stock awards

Restricted stock awards have not been granted since the year ended December 31, 2004. As of December 31, 2007, all awards were vested. There is no unrecognized compensation expense related to these shares. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $0.2 million, $2.3 million and $1.7 million, respectively. The tax benefit realized from vested restricted stock awards was $0.1 million during the year ended December 31, 2007.

Outside Director Phantom Share Plan

Each non-management Director receives an annual grant of phantom shares under the Outside Director Phantom Share Plan equal in value to $90,000. Dividend equivalents accrued on all phantom shares are credited to a Director’s account. All phantom shares are fully vested on the date of grant. Following termination of service as a Director, the cash value of the phantom shares will be paid to each Director in a single lump sum, five annual installments or ten annual installments. The value of each phantom share is determined on the relevant date by the fair market value of the common stock of the Company on such date.

The phantom shares outstanding are recorded at fair market value on each reporting date. At December 31, 2007, the intrinsic value totaled $9.6 million on approximately 136,000 phantom shares outstanding, reflecting a per share fair value of $70.88. At December 31, 2006, the intrinsic value totaled $5.9 million on approximately 129,000 phantom shares outstanding, reflecting a per share fair value of $45.59. At December 31, 2005, the intrinsic value totaled $4.7 million on approximately 115,000 phantom shares outstanding, reflecting a per share fair value of $41.10. Cash payments during the years ended December 31, 2007, 2006 and 2005 totaled $0.6 million, $0.1 million and $0.3 million, respectively.

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

The shares outstanding under the plan are recorded at the grant date fair value, which is the fair value of the common stock of the Company on the date the deferred fees would ordinarily be paid in cash. At December 31, 2007, approximately 90,000 shares were outstanding. The weighted-average grant date fair value per share was $62.29, $42.99 and $35.63 during the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, 16,000 awards converted to shares under this plan.

QUARTERLY FINANCIAL DATA (UNAUDITED) (1)

	2007 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in millions, except per share amounts)

BUSINESS SEGMENT SALES
Actuation and Landing Systems	$567.0	$589.3	$607.8	$636.5	$501.2	$520.8	$515.8	$546.0
Nacelles and Interior Systems	546.9	533.7	545.2	543.2	493.8	514.9	464.2	510.6
Electronic Systems	432.4	453.4	448.7	488.1	391.6	406.4	415.3	438.5

TOTAL SALES	$1,546.3	$1,576.4	$1,601.7	$1,667.8	$1,386.6	$1,442.1	$1,395.3	$1,495.1

GROSS PROFIT(2)	$452.4	$479.8	$498.8	$477.9	$376.8	$392.4	$391.0	$415.5

OPERATING INCOME
Actuation and Landing Systems	$49.4	$59.0	$73.6	$65.8	$22.5	$38.5	$42.3	$34.0
Nacelles and Interior Systems	126.0	135.1	143.6	126.3	104.6	114.3	103.0	94.4
Electronic Systems	54.6	62.4	58.7	72.1	42.7	53.9	56.6	65.4
Corporate(3)	(32.0)	(36.7)	(39.7)	(36.9)	(28.4)	(40.2)	(28.8)	(35.0)

TOTAL OPERATING INCOME	$198.0	$219.8	$236.2	$227.3	$141.4	$166.5	$173.1	$158.8

INCOME FROM
Continuing Operations	$99.2	$123.8	$140.2	$132.8	$199.5	$80.1	$100.1	$98.3
Discontinued Operations	0.6	1.0	(13.4)	(1.6)	1.4	0.9	0.6	0.6
Cumulative Effect of Change in Accounting	—	—	—	—	0.6	—	—	—

NET INCOME	$99.8	$124.8	$126.8	$131.2	$201.5	$81.0	$100.7	$98.9

Basic Earnings Per Share(4)
Continuing Operations	$0.79	$0.99	$1.12	$1.06	$1.62	$0.64	$0.80	$0.78
Discontinued Operations	0.01	0.01	(0.11)	(0.01)	0.01	0.01	0.01	0.01
Cumulative Effect of Change in Accounting	—	—	—	—	—	—	—	—

Net Income	$0.80	$1.00	$1.01	$1.05	$1.63	$0.65	$0.81	$0.79

Diluted Earnings Per Share(4)
Continuing Operations	$0.78	$0.97	$1.10	$1.04	$1.59	$0.63	$0.79	$0.77
Discontinued Operations	—	0.01	(0.11)	(0.01)	0.01	0.01	0.01	0.01
Cumulative Effect of Change in Accounting	—	—	—	—	—	—	—	—

Net Income	$0.78	$0.98	$0.99	$1.03	$1.60	$0.64	$0.80	$0.78

(1)	The historical amounts presented above have been reclassified to present the Company’s former Aviation Technical Services and Test Systems businesses as discontinued operations.

(2)	Gross profit represents sales less cost of sales.

(3)	Includes corporate general and administrative expenses, certain ERP implementation expenses and pension curtailment expenses in 2006, which were not allocated to the segments.

(4)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to rounding.

First Quarter 2007

The first quarter of 2007 included before tax income of $14.7 million from cumulative catch-up adjustments recorded by the Company’s aircraft wheels and brakes business unit. The first quarter of 2007 also included $16.2 million of share-based compensation expense.

Second Quarter 2007

The second quarter of 2007 included before tax income of $15.9 million from cumulative catch-up adjustments recorded by the Company’s aerostructures and aircraft wheels and brakes business units.

Third Quarter 2007

The third quarter of 2007 included an after tax loss from discontinued operations of $13.4 million primarily due to the sale of the Company’s ATS business. The third quarter of 2007 also included $21.6 million of before tax operating income related to the settlement of certain claims with a customer. The third quarter of 2007 also included a tax benefit of $15.7 million for a settlement with the IRS of substantially all issues related to the 2000 to 2004 examination period for the Company. The third quarter of 2007 also included before tax income of $19.7 million from cumulative catch-up adjustments recorded by the Company’s aerostructures and aircraft wheels and brakes business units.

Fourth Quarter 2007

The fourth quarter of 2007 included the resolution of a claim against Northrop Grumman related to the Airbus A380 actuation systems development program resulting in an increase in before tax income of $18.5 million. The fourth quarter of 2007 also included before tax income of $20.2 million from cumulative catch-up adjustments recorded by the Company’s aerostructures and aircraft wheels and brakes business units.

First Quarter 2006

The first quarter of 2006 included $22.4 million for share-based compensation including an accelerated portion on 2006 awards granted to employees who are or will become retirement eligible before the normal vesting period. The effective tax rate from continuing operations during the first quarter of 2006 included a tax benefit of $131.5 million primarily from the reversal of tax reserves in connection with the settlements of the IRS examinations of Rohr, Inc. and subsidiaries (for the period July, 1986 through December, 1997), and Coltec Industries Inc and subsidiaries (for the period December, 1997 through July, 1999.

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

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2007 appears on page 54 and is incorporated herein by reference. The report of Ernst & Young LLP on the effectiveness of internal control over financial reporting appears on page 56 and is incorporated herein by reference.

Changes in Internal Control

In December 2005, our Board of Directors authorized the purchase and implementation of a single, integrated ERP system across all of our strategic business units. We purchased the ERP system in the fourth quarter 2005 and expect to implement the system over seven years between 2006 and 2012. During 2006, we implemented the ERP system at two of our businesses. During 2007, we implemented the ERP system at one of our businesses, at our corporate offices and within an aftermarket support system.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Biographical information concerning our Directors appearing under the caption “Proposals to Shareholders — 1. Election of Directors — Nominees for Election” and information under the captions “Governance of the Company — Business Code of Conduct”, “Governance of the Company — Director Independence; Audit Committee Financial Expert”, “Governance of the Company — Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 proxy statement are incorporated herein by reference. Biographical information concerning our Executive Officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information concerning executive and director compensation appearing under the captions “Executive Compensation”, “Governance of the Company — Compensation of Directors” and “Governance of the Company — Indemnification; Insurance” in our 2008 proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our 2008 proxy statement are incorporated herein by reference.

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

The following table summarizes information about our equity compensation plans as of December 31, 2007. All outstanding awards relate to our common stock. The table does not include shares subject to outstanding options granted under equity compensation plans we assumed in acquisitions.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan category(1)
Equity compensation plans approved by security holders(2)	4,312,282	$35.24	3,129,888
Equity compensation plans not approved by security holders	89,581	—	(3)

Total	4,401,863	—	—

(1)	The table does not include information for the following equity compensation plans that we assumed in acquisitions: Rohr, Inc. 1995 Stock Incentive Plan; and Coltec Industries Inc 1992 Stock Option and Incentive Plan. There were no options outstanding under these assumed plans at December 31, 2007. No further awards may be made under these assumed plans.

(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes (a) 4,211,585 shares of common stock issuable upon exercise of outstanding options issued pursuant to the 1991 Plan, the 1996 Plan, the 1999 Plan and the 2001 Plan, and (b) 100,697 shares of common stock, representing the maximum number of shares of common stock that may be issued pursuant to outstanding long-term incentive plan awards under the 2001 Plan. The number does not include 1,751,176 number of shares of common stock issuable upon vesting of outstanding restricted stock unit awards issued pursuant to the 2001 Plan.

The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted average exercise price of outstanding stock options under the 1991 Plan, the 1996 Plan, the 1998 Plan and the 2001 Plan.

The number of securities available for future issuance includes (a) 2,639,033 shares of common stock that may be issued pursuant to the 2001 Plan (which includes amounts carried over from the 1999 Plan) and (b) 490,855 shares of common stock that may be issued pursuant to the ESPP. No further awards may be made under the 1991 Plan, the 1996 Plan or the 1999 Plan.

(3)	There is no limit on the number of shares of common stock that may be issued under the Outside Directors’ Deferral Plan and the Directors’ Deferred Compensation Plan.

Outside Directors’ Deferral Plan and Directors Deferred Compensation Plan.  Our non-management directors currently receive fixed compensation for serving as a director (at the rate of $60,000 per year) and for serving as the Chair of a committee ($5,000 for the Chairs of the Committee on Governance, the Compensation Committee and the Financial Policy Committee and $10,000 for the Chair of the Audit Review Committee) plus $1,500 for each Board and Board committee meeting attended.

Pursuant to the Outside Directors’ Deferral Plan, non-management Directors may elect to defer a portion or all of the annual retainer and meeting fees into either a phantom Goodrich share account or a cash account. Amounts deferred into the phantom share account accrue dividend equivalents, and amounts deferred into the cash account accrue interest at the prime rate. The plan provides that amounts deferred into the phantom share account are paid out in shares of Common Stock, and amounts deferred into the cash account are paid out in cash, in each case following termination of service as a Director in a single lump sum, five annual installments or ten annual installments.

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

Information appearing under the captions “Governance of the Company-Policy on Related Party Transactions” and “Governance of the Company-Director Independence; Audit Committee Expert” in our 2008 proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under the captions “Proposals to Shareholders-2. Ratification of Appointment of Independent Auditors — Fees to Independent Auditors for 2007 and 2006” and “Appointment of Independent Auditors — Audit Review Committee Pre-Approval Policy” in our 2008 proxy statement is incorporated by reference herein.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements.

The consolidated financial statements filed as part of this report are listed in Part II, Item 8 in the Index to Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules: Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3) Listing of Exhibits: A listing of exhibits is on pages 114 to 118 of this Form 10-K.

(b)	Exhibits. See the Exhibit Index beginning at page 114 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10.9 through 10.67.

(c) Not applicable.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 19, 2008

Goodrich Corporation
(Registrant)

By:	/s/ Marshall O. Larsen
Marshall O. Larsen,
Chairman, President and Chief Executive
Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 19, 2008 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ Marshall O. Larsen Marshall O. Larsen Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ William R. Holland William R. Holland Director

/s/ Scott E. Kuechle Scott E. Kuechle Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ John P. Jumper John P. Jumper Director

/s/ Scott A. Cottrill Scott A. Cottrill Vice President and Controller (Principal Accounting Officer)	/s/ Lloyd W. Newton Lloyd W. Newton Director

/s/ Diane C. Creel Diane C. Creel Director	/s/ Douglas E. Olesen Douglas E. Olesen Director
/s/ George A. Davidson, Jr George A. Davidson, Jr Director	/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr. Director

/s/ Harris E. DeLoach, Jr Harris E. DeLoach, Jr Director	/s/ A. Thomas Young A. Thomas Young Director
/s/ James W. Griffith James W. Griffith Director

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Agreement for Sale and Purchase of Assets Between The B.F.Goodrich Company and PMD Group Inc., dated as of November 28, 2000, filed as Exhibit 2(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
2.2	—	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
2.3	—	Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2(B) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
2.4	—	Amendment No. 1 dated as of October 1, 2002 to Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002 (File No. 1-892), is incorporated herein by reference.
2.5	—	Settlement Agreement effective as of December 27, 2004 by and between Northrop Grumman Space & Mission Systems Corp., as successor by merger to TRW, Inc., and Goodrich Corporation, filed as Exhibit 2(E) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
3.1	—	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
3.2	—	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 26, 2007, is incorporated herein by reference.
4.1	—	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.
4.2	—	Agreement of Resignation, Appointment and Acceptance effective February 4, 2005 by and among Goodrich Corporation, The Bank of New York and The Bank of New York Trust Company, N.A., filed as Exhibit 4(C) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein. Information relating to the Company’s long-term debt is set forth in Note 13 — ’Financing Arrangements’ to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4.1, instruments defining the rights of holders of such long-term debt are not filed herewith since no single item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.
10.1	—	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.
10.2	—	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.

Exhibit
Number		Description

10.3	—	Transition Services Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(MM) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.4	—	Employee Matters Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(NN) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.5	—	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.6	—	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005, is incorporated herein by reference.
10.7	—	Letter Amendment to Five Year Credit Agreement dated as of December 1, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006, is incorporated herein by reference.
10.8	—	Amendment No. 2 to Five Year Credit Agreement dated as of May 24, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2007, is incorporated herein by reference.
10.9	—	Key Employees’ Stock Option Plan (effective April 15, 1991), filed as Exhibit 10(K) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-892), is incorporated herein by reference.
10.10	—	Stock Option Plan (effective April 15, 1996), filed as Exhibit 10(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-892), is incorporated herein by reference.
10.11	—	Stock Option Plan (effective April 19, 1999), filed as Appendix B to the Company’s definitive proxy statement filed March 4, 1999 (File No. 1-892), is incorporated herein by reference.
10.12	—	Goodrich Corporation 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2005 proxy statement dated March 7, 2005, is incorporated herein by reference.
10.13	—	Amendment Number One to the Goodrich Corporation 2001 Equity Compensation Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.14	—	Amendment Number Two to the Goodrich Corporation 2001 Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference.
10.15	—	Form of nonqualified stock option award agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.16	—	Form of restricted stock award agreement, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.17	—	Form of restricted stock unit award agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

Exhibit
Number		Description

10.18	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.
10.19	—	Form of performance unit award agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.20	—	Form of stock option award agreement. filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.21	—	Form of restricted stock unit award agreement. filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.22	—	Form of performance unit award agreement, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.23	—	Form of restricted stock award agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.24	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.25	—	Form of stock option special award agreement, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.26	—	Form of stock option award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.27	—	Form of restricted stock unit award agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.28	—	Form of performance unit award agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.29	—	Form of amendment to performance unit award agreement, filed as Exhibit 10.4 the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.30	—	Form of award letter for 2004 stock-based compensation awards to executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference herein.
10.31	—	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-892), is incorporated herein by reference.
10.32	—	Goodrich Corporation Management Incentive Program, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated by reference.
10.33	—	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to the Company’s 2005 Proxy Statement dated March 7, 2005, is incorporated herein by reference.
10.34	—	Amendment Number One to the Goodrich Corporation Senior Management Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

Exhibit
Number		Description

10.35	—	Form of Disability Benefit Agreement, filed as Exhibit 10(U) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.
10.36	—	Form of Supplemental Executive Retirement Plan Agreement, filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.
10.37	—	Goodrich Corporation Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.38	—	Amendment Number One to the Goodrich Corporation Pension Benefit Restoration Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.
10.39	—	Goodrich Corporation Savings Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.40	—	Goodrich Corporation Severance Plan (amended and restated effective February 21, 2006), filed as Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.41	—	Amendment Number 1 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10.42	—	Amendment Number 2 to the Goodrich Corporation Severance Plan, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.43	—	Amendment Number 3 to the Goodrich Corporation Severance Plan.*
10.44	—	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 13, 2007, is incorporated by reference herein.
10.45	—	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(AA) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.
10.46	—	Coltec Industries Inc 1992 Stock Option and Incentive Plan (as amended through May 7, 1998), filed as Exhibit 10(EE) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-892), is incorporated herein by reference.
10.47	—	Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(FF) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-892), is incorporated herein by reference.
10.48	—	First Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(GG) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-892), is incorporated herein by reference.
10.49	—	Second Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(HH) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-892), is incorporated herein by reference.
10.50	—	Employee Stock Purchase Plan, filed as Exhibit E to the Company’s 2001 Proxy Statement dated March 5, 2001 (File No. 1-892), is incorporated herein by reference.
10.51	—	Amendment Number One to the Employee Stock Purchase Plan, filed as Exhibit 10(KK) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-892), is incorporated herein by reference.

Exhibit
Number		Description

10.52	—	Goodrich Corporation Directors’ Phantom Share Plan, as filed as Exhibit 10(II) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein.
10.53	—	Goodrich Corporation Directors’ Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.
10.54	—	Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10(MM) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
10.55	—	Amendment Number One to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.56	—	Amendment Number Two to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.
10.57	—	Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10(NN) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
10.58	—	Amendment Number One to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.59	—	Amendment Number Two to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated by reference.
10.60	—	Amendment Number Three to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated by reference.
10.61	—	Summary of Employment Arrangements for the Named Executive Officers.*
10.62	—	Summary of Compensation Arrangements for Non-Management Directors.*
10.63	—	Executive Life Insurance Agreement between the Company and Terrence G. Linnert dated December 28, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.64	—	Executive Life Insurance Agreement between the Company and John J. Carmola dated December 28, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.65	—	Executive Life Insurance Agreement between the Company and John J. Grisik dated December 28, 2006, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.66	—	Form of Executive Life Insurance Agreement between the Company and certain of its employees dated December 28, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.67	—	Directors’ Income Retirement Plan.*
21	—	Subsidiaries.*
23	—	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.*
31	—	Rule 13a-14(a)/15d-14(a) Certifications.*
32	—	Section 1350 Certifications.*

*	Submitted electronically herewith