Form 10-Q
period 2008-03-31
GOODRICH CORP
filed 2008-04-24
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 31, 2008, there were 125,074,877 of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of March 31, 2008, and the related condensed consolidated statement of income for the three-month periods ended March 31, 2008 and 2007, and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 18, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Charlotte, North Carolina
April 23, 2008

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions, except per
	share amounts)
Sales	$1,745.0	$1,546.3
Operating costs and expenses:
Cost of sales	1,213.4	1,093.9
Selling and administrative costs	257.1	254.4

	1,470.5	1,348.3

Operating Income	274.5	198.0
Interest expense	(30.8)	(31.6)
Interest income	3.1	1.8
Other income (expense) — net	(14.3)	(15.6)

Income from continuing operations before income taxes	232.5	152.6
Income tax expense	(78.9)	(53.4)

Income From Continuing Operations	153.6	99.2
Income from discontinued operations — net of income taxes	4.3	0.6
Net Income	$157.9	$99.8

Basic Earnings Per Share
Continuing operations	$1.23	$0.79
Discontinued operations	0.03	0.01

Net Income	$1.26	$0.80

Diluted Earnings Per Share
Continuing operations	$1.21	$0.78
Discontinued operations	0.03	—

Net Income	$1.24	$0.78

Dividends Declared Per Common Share	$0.225	$0.20

See Notes Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2008	2007
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$463.2	$406.0
Accounts and notes receivable, less allowances for doubtful receivables ($18.3 at March 31, 2008 and $14.3 at December 31, 2007)	1,123.3	1,006.2
Inventories — net	1,869.8	1,775.6
Deferred income taxes	180.2	178.2
Prepaid expenses and other assets	107.9	108.4
Income taxes receivable	35.4	74.4

Total Current Assets	3,779.8	3,548.8

Property, plant and equipment — net	1,400.7	1,387.4
Prepaid pension	20.1	16.1
Goodwill	1,377.6	1,363.2
Identifiable intangible assets — net	451.2	452.1
Deferred income taxes	11.1	11.1
Other assets	759.0	755.3

Total Assets	$7,799.5	$7,534.0

Current Liabilities
Short-term debt	$10.2	$21.9
Accounts payable	723.0	586.7
Accrued expenses	861.9	930.8
Income taxes payable	78.7	10.6
Deferred income taxes	29.7	29.7
Current maturities of long-term debt and capital lease obligations	163.2	162.9

Total Current Liabilities	1,866.7	1,742.6

Long-term debt and capital lease obligations	1,565.3	1,562.9
Pension obligations	419.2	417.8
Postretirement benefits other than pensions	360.1	358.9
Long-term income taxes payable	132.0	146.0
Deferred income taxes	170.1	170.2
Other non-current liabilities	541.8	556.2
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 143,099,468 shares at March 31, 2008 and 142,372,162 shares at December 31, 2007 (excluding 14,000,000 shares held by a wholly owned subsidiary)	715.5	711.9
Additional paid-in capital	1,478.8	1,453.1
Income retained in the business	1,184.1	1,054.8
Accumulated other comprehensive income	37.5	14.4
Common stock held in treasury, at cost (18,024,591 shares at March 31, 2008 and 17,761,696 shares at December 31, 2007)	(671.6)	(654.8)

Total Shareholders’ Equity	2,744.3	2,579.4

Total Liabilities And Shareholders’ Equity	$7,799.5	$7,534.0

See Notes Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)
Operating Activities
Net income	$157.9	$99.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(4.3)	(0.6)
Restructuring and consolidation:
Expenses	0.1	0.2
Payments	(0.6)	(0.6)
Pension and postretirement benefits:
Expenses	25.7	31.0
Contributions and benefit payments	(15.3)	(18.7)
Depreciation and amortization	64.1	59.9
Excess tax benefits related to share-based compensation	(5.3)	(4.0)
Share-based compensation expense	7.8	16.1
Deferred income taxes	(1.0)	(9.0)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(114.1)	(89.1)
Inventories, net of pre-production and excess-over-average	(60.0)	(59.5)
Pre-production and excess-over-average inventories	(29.7)	(32.8)
Other current assets	0.6	4.0
Accounts payable	130.4	81.2
Accrued expenses	(82.8)	6.6
Income taxes payable/receivable	98.8	51.4
Other non-current assets and liabilities	(21.4)	(7.7)

Net Cash Provided By Operating Activities	150.9	128.2

Investing Activities
Purchases of property, plant and equipment	(54.4)	(36.1)
Proceeds from sale of property, plant and equipment	—	0.1
Payments made in connection with acquisitions, net of cash acquired	(9.5)	—

Net Cash Used In Investing Activities	(63.9)	(36.0)

Financing Activities
Decrease in short-term debt, net	(12.0)	(11.8)
Repayment of long-term debt and capital lease obligations	(0.5)	(0.4)
Proceeds from issuance of common stock	13.7	36.8
Purchases of treasury stock	(16.8)	(57.8)
Dividends paid	(28.5)	(25.1)
Excess tax benefits related to share-based compensation	5.3	4.0
Distributions to minority interest holders	(5.5)	(1.7)

Net Cash Used In Financing Activities	(44.3)	(56.0)

Discontinued Operations
Net cash provided by (used in) operating activities	(2.6)	(5.4)
Net cash provided by (used in) investing activities	16.0	(0.8)
Net cash provided by (used in) financing activities	—	—

Net cash provided by (used in) discontinued operations	13.4	(6.2)
Effect of exchange rate changes on cash and cash equivalents	1.1	0.6

Net increase in cash and cash equivalents	57.2	30.6
Cash and cash equivalents at beginning of period	406.0	201.3

Cash and cash equivalents at end of period	$463.2	$231.9

See Notes Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying Unaudited Condensed Consolidated Financial Statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
As discussed in Note 5, “Discontinued Operations”, Goodrich Aviation Technical Services, Inc. (ATS) has been accounted for as a discontinued operation. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three months ended March 31, 2008 and 2007, the Company changed its estimates of revenues and costs on certain long-term contracts, primarily due to changes in volume, price, cost and operational performance. The changes in estimates increased income from continuing operations before income taxes during the three months ended March 31, 2008 and 2007 by approximately $41 million and $17 million, respectively (approximately $25 million and $11 million after tax, respectively).
Note 2. New Accounting Standards
Accounting Standards Adopted on January 1, 2008
Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note 7, “Fair Value Measurements”.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
Effective January 1, 2008, the Company adopted Emerging Issues Task Force No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). The adoption of EITF 06-11 did not have a material impact on the Company’s financial condition and results of operations.
Accounting for Postretirement Benefits Associated with Split-Dollar Life Insurance
Effective January 1, 2008, the Company adopted Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Associated with Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) and Emerging Issues Task Force No. 06-10, “Accounting for Collateral Assignment Split-Dollar Insurance Arrangements” (EITF 06-10). The adoption of EITF 06-4 and EITF 06-10 did not have a material impact on the Company’s financial condition and results of operations.
Accounting Standards Not Yet Adopted
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 on the Company’s disclosures of its derivative instruments and hedging activities.
Business Combinations and Noncontrolling Interests
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) and Statement of Financial Accounting Standards No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on the Company’s financial condition and results of operations.

Note 3. Business Segment Information
The Company’s three business segments are as follows:
•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, and engine components, including fuel delivery systems and rotating assemblies.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management, fuel controls, electrical systems, and control and safety data, and reconnaissance and surveillance systems.
The Company measures each reporting segment’s profit based upon operating income excluding the indirect costs related to the company-wide Enterprise Resource Planning (ERP) implementation. Accordingly, the Company does not allocate net interest expense, other income (expense) — net and income taxes to its reporting segments. The accounting policies of the reportable segments are the same as those for the Company’s condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)
Sales
Actuation and Landing Systems	$682.1	$567.0
Nacelles and Interior Systems	620.5	546.9
Electronic Systems	442.4	432.4

TOTAL SALES	$1,745.0	$1,546.3

Intersegment Sales
Actuation and Landing Systems	$8.6	$6.5
Nacelles and Interior Systems	4.2	4.3
Electronic Systems	6.1	9.6

TOTAL INTERSEGMENT SALES	$18.9	$20.4

Operating Income
Actuation and Landing Systems	$74.1	$49.4
Nacelles and Interior Systems	178.8	126.0
Electronic Systems	48.9	54.6

	301.8	230.0
Corporate General and Administrative Expenses	(22.5)	(28.7)
ERP Implementation Costs	(4.8)	(3.3)

TOTAL OPERATING INCOME	$274.5	$198.0

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(7.8)	$(4.8)
Expenses related to previously owned businesses	(2.5)	(5.7)
Minority interest and equity in affiliated companies	(3.7)	(5.6)
Other — net	(0.3)	0.5

Other income (expense) — net	$(14.3)	$(15.6)

“Expenses related to previously owned businesses” primarily relates to litigation costs, net of settlements, and costs to remediate environmental issues.
Note 5. Discontinued Operations
On November 15, 2007, the Company sold ATS, which was previously reported in the Actuation and Landing Systems segment. All periods have been reclassified to reflect ATS as a discontinued operation. The costs and revenues, assets and liabilities, and cash flows of ATS have been reported as a discontinued operation in the Company’s condensed consolidated financial statements. On March 3, 2008, the Company sold a previously discontinued operation.
Discontinued operations were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)
Sales — ATS	$—	$42.2

Operations — ATS— net of tax of $0.3 in 2007	$—	$0.6
Previously discontinued operations — net of tax of $0.4 in 2008	4.3	—

Income from discontinued operations	$4.3	$0.6

Note 6. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions, except
	per share amounts)
Numerator
Numerator for basic and diluted earnings per share — income from continuing operations	$153.6	$99.2

Denominator
Denominator for basic earnings per share — weighted-average shares	125.0	125.2
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	2.4	2.5
Other deferred compensation shares	0.1	0.1

	2.5	2.6

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	127.5	127.8

Per share income from continuing operations
Basic	$1.23	$0.79

Diluted	$1.21	$0.78

At March 31, 2008 and 2007, the Company had 5 million and 6.1 million outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2008, 908,000 anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the three months ended March 31, 2007, 4,000 anti-dilutive stock options and 715,000 of stock options that vested solely based upon a market condition were excluded from the diluted earnings per share calculation.
During the three months ended March 31, 2008 and 2007, the Company issued 0.7 million and 1.4 million, respectively, of shares of common stock pursuant to share-based compensation plans.
Note 7. Fair Value Measurements
As described in Note 2, “New Accounting Standards”, the Company adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:
Level 1 – quoted prices in active markets for identical assets and liabilities.
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance
	March 31,
	2008	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash Equivalents	$214.6	$214.6	$—	$—
Derivative Financial Instruments(1)
Cash Flow Hedges	135.3	—	135.3	—
Fair Value Hedges	5.1	—	5.1	—
Other Forward Contracts	0.2	—	0.2	—
Rabbi Trust Assets (2)	45.4	45.4	—	—

(1)	See Note 16, “Derivatives and Hedging Activities”.

(2)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees.
Note 8. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$306.9	$331.0
In-process	1,132.6	1,039.0
Raw materials and supplies	506.6	483.2

	1,946.1	1,853.2

Less:
Reserve to reduce certain inventories to LIFO basis	(51.4)	(49.5)
Progress payments and advances	(24.9)	(28.1)

Total	$1,869.8	$1,775.6

In-process inventory includes $545.2 million and $515.4 million at March 31, 2008 and December 31, 2007, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The March 31, 2008 balance of $545.2 million includes $337.3 million related to Boeing 787 contracts.
The Company uses the last-in, first-out (LIFO) method of valuing inventory at certain locations. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.

Note 9. Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

		Business
	Balance	Combinations		Foreign	Balance
	December 31,	Completed or		Currency	March 31,
	2007	Finalized		Translation	2008
	(Dollars in millions)
Actuation and Landing Systems	$331.5	$—		$3.2	$334.7
Nacelles and Interior Systems	433.1	2.8		8.7	444.6
Electronic Systems	598.6	—		(0.3)	598.3

	$1,363.2	$2.8	(1)	$11.6	$1,377.6

(1)	On January 18, 2008, the Company acquired Skyline Industries, Inc. (Skyline). The amount of goodwill acquired is preliminary and will be adjusted when the valuation of Skyline is finalized.
Note 10. Financing Arrangements
The Company has a $500 million committed global syndicated revolving credit facility, which expires in May 2012. Interest rates under this facility vary depending upon:
•	The amount borrowed;

•	The Company’s public debt rating by Standard & Poor’s, Moody’s and Fitch; and

•	At the Company’s option, rates tied to the agent bank’s prime rate or, for U.S. Dollar and Great Britain Pounds Sterling borrowings, the London Interbank Offered Rate and for Euro Dollar borrowings, the Euro Interbank Offered Rate.
At March 31, 2008, there were $34.9 million in borrowings and $22.2 million in letters of credit outstanding under the facility. At December 31, 2007, there were $34.9 million in borrowings and $22.3 million in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $1,516.5 million of income retained in the business and additional paid-in capital was free from such limitations at March 31, 2008. At March 31, 2008, the Company had borrowing capacity under this facility of $442.9 million, after reductions for borrowings and letters of credit outstanding under the facility.
At March 31, 2008, the Company had letters of credit and bank guarantees of $64.3 million, inclusive of $22.2 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.

At March 31, 2008, the Company also maintained $75 million of uncommitted domestic money market facilities and $181.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At March 31, 2008 and December 31, 2007, there were $10.2 million and $25.9 million, respectively, in borrowings outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
Long-term Debt Repayments
The Company repaid $162 million for the following notes, which matured on April 15, 2008:
•	$119 million principal amount of the 7.5% notes; and

•	$43 million principal amount of the 6.45% notes.
Lease Commitments
The Company finances certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow the Company, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow the Company to lease aircraft and equipment having a maximum unamortized value of $150 million at March 31, 2008. These leases are priced at a spread over LIBOR and are extended periodically, unless notice is provided, through the end of the lease terms. At March 31, 2008, future payments under these leases total $10.6 million. At March 31, 2008, the Company had guarantees of residual values on lease obligations of $24.8 million. The Company is obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under standard operating leases were $166.8 million at March 31, 2008.

Note 11. Pensions and Postretirement Benefits Other Than Pensions
Pensions
The following table sets forth the components of net periodic benefit costs. The net periodic benefit costs for divested or discontinued operations retained by the Company are included in the amounts below.

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$10.3	$11.3	$7.2	$7.5	$1.2	$1.1
Interest cost	41.4	40.0	11.0	10.0	1.7	1.3
Expected rate of return on plan assets	(50.0)	(48.8)	(16.9)	(14.8)	(1.8)	(1.4)
Amortization of prior service cost	1.5	1.9	(0.2)	(0.3)	—	—
Amortization of actuarial loss	11.8	15.6	—	—	0.3	0.3

Net periodic benefit costs	$15.0	$20.0	$1.1	$2.4	$1.4	$1.3

The following table provides the weighted-average assumptions used to determine the net periodic benefit costs.

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007
Discount rate	6.30%	5.89%	5.50%	5.00%	5.28%	4.88%
Expected long-term return on assets	9.00%	9.00%	8.50%	8.50%	8.24%	8.28%
Rate of compensation increase	4.10%	3.86%	3.75%	3.50%	3.38%	3.36%
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit costs. Other postretirement benefits (OPEB) related to divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)
Service cost	$0.5	$0.5
Interest cost	5.9	5.9
Amortization of prior service cost	(0.1)	—
Amortization of actuarial loss	1.9	1.5

Net periodic benefit costs	$8.2	$7.9

The following table provides the assumptions used to determine the net periodic postretirement benefit costs.

	Three Months Ended March 31,
	2008	2007
Discount rate	6.12%	5.79%
Healthcare trend rate	8.3% in 2008 to 5% in 2015	9% in 2007 to 5% in 2013

Note 12. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)
Comprehensive Income
Net income	$157.9	$99.8
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gains during period	25.6	11.4
Pension/OPEB liability adjustments during the period, net of tax of $8.3 and $1.7, respectively	8.5	16.6
Loss on cash flow hedges, net of tax of $5.8 and $4.4, respectively	(11.0)	(8.3)

Total	$181.0	$119.5

Accumulated other comprehensive income (loss) consisted of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains	$375.2	$349.6
Pension/OPEB liability adjustments, net of deferred taxes of $277.3 and $285.6, respectively	(424.3)	(432.8)
Accumulated gains on cash flow hedges, net of deferred taxes of $47.6 and $53.4, respectively	86.6	97.6

Total accumulated other comprehensive income	$37.5	$14.4

No income taxes are provided on unrealized foreign currency translation gains as foreign earnings are considered permanently invested.
Note 13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2008 was 34%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included a benefit from interest related to the 2000 to 2004 tax years under the look-back method for completed long-term contracts which reduced the effective tax rate by approximately 3 percentage points, foreign and domestic tax credits which reduced the effective tax rate by approximately 2 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points. The Company’s effective tax rate during the three months ended March 31, 2008 was not reduced for the benefit of the U.S. Research and Development Credit (R&D Credit) because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2007. The Company estimates that the effective tax rate at March 31, 2008 would have been approximately 1 percentage point lower had the Company been able to consider the tax benefits associated with the R&D Credit.

The Company had a $241.9 million liability recorded for unrecognized tax benefits at December 31, 2007, which included interest and penalties of $135.6 million. The Company reports interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $176.2 million. At March 31, 2008, the Company had a $230.7 million liability recorded for unrecognized tax benefits, which included interest and penalties of $140.1 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $163.8 million.
Note 14. Contingencies
General
There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, arising from the ordinary course of business, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.
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
The Company’s Condensed Consolidated Balance Sheet includes an accrued liability for environmental remediation obligations of $69.1 million and $69.6 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, $18.7 million and $18.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At March 31, 2008 and December 31, 2007, $29.1 million and $29.4 million, respectively, was associated with ongoing operations and $40 million and $40.2 million, respectively, was associated with previously owned businesses.
The Company expects that it will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.
Recently, certain states in the U.S. and countries globally are promulgating or proposing new or more demanding regulations or legislation impacting the use of various chemical substances by all companies. The Company is currently evaluating the potential impact, if any, of complying with such regulations and legislation.
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

A portion of the Company’s primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent, undergoing solvent schemes of arrangement or in run-off. The Company has entered into settlement agreements with a number of these insurers pursuant to which the Company agreed to give up its rights with respect to certain insurance policies in exchange for negotiated payments. These settlements represent negotiated payments for the Company’s loss of insurance coverage, as it no longer has this insurance available for claims that may have qualified for coverage. A portion of these settlements was recorded as income for reimbursement of past claim payments under the settled insurance policies and a portion was recorded as a deferred settlement credit for future claim payments.
At March 31, 2008 and December 31, 2007, the deferred settlement credit was $52.7 million and $53.6 million, respectively, for which $7.8 million and $7.6 million, respectively, was reported in accrued expenses and $44.9 million and $46 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Aerostructures Long-Term Contracts
The Company’s aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Boeing 787 and Airbus A350 XWB, and in the early production phase including the Airbus A380. These contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).
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
Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined to the extent total estimated costs exceed total estimated contract revenues.
Tax
The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. The Company establishes reserves for tax contingencies in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). See Note 13 “Income Taxes”, for additional detail.
Tax Years 2000 to 2004
During 2007, the IRS and the Company reached agreement on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. The Company submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues. The Company believes the amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.
Tax Years Prior to 2000
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

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $24 million at March 31, 2008. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $12 million at March 31, 2008. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. No payment has been made for the $24 million of interest or $12 million of penalty interest. The Franchise Tax Board took the position that under California law, Rohr was required to pay the full amount of interest prior to filing any suit for refund. In April 2008, the Supreme Court of California denied the Franchise Tax Board’s final appeal on this procedural matter and Rohr can now proceed with its refund suit without paying any interest.
Note 15. Guarantees
The Company extends financial and product performance guarantees to third parties. At March 31, 2008, the following environmental remediation and other indemnifications and financial guarantees were outstanding, in millions:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
Environmental remediation and other indemnifications (Note 14)	No limit	$22.9
Residual value on leases (Note 10)	$24.8	$—
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
The changes in the carrying amount of service and product warranties for the three months ended March 31, 2008, in millions, are as follows:

Balance at December 31, 2007	$164.3
Net provisions for warranties issued during the period	13.1
Net provisions for warranties existing at the beginning of the year	0.3
Payments	(7.4)
Foreign currency translation	2.2

Balance at March 31, 2008	$172.5

The current and long-term portions of service and product warranties were as follows:

	March 31, 2008	December 31, 2007
	(Dollars in millions)
Short-term liabilities	$73.1	$66.3
Long-term liabilities	99.4	98.0

Total	$172.5	$164.3

Note 16. Derivatives and Hedging Activities
The Company utilizes certain financial instruments to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations. A detailed description of the Company’s use of derivative instruments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Cash Flow Hedges
The notional value of the forward contracts accounted for as cash flow hedges at March 31, 2008 was $1,812.6 million. At March 31, 2008, the amount of accumulated other comprehensive income that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months was a gain of $74.5 million. These forward contracts mature on a monthly basis with maturity dates that range from April 2008 to December 2012. The total fair value of the Company’s forward contracts, accounted for as cash flow hedges, of $135.3 million at March 31, 2008, (before deferred taxes of $47.6 million), combined with $1.1 million of gains from forward contracts terminated prior to the original maturity dates, is recorded in accumulated other comprehensive income.
Fair Value Hedges
The notional amounts of outstanding interest rate swaps accounted for as fair value hedges at March 31, 2008 totaled $193 million with maturity dates ranging from April 2008 to July 2016. The fair value of the interest rate swaps was a net asset of $5.1 million at March 31, 2008.
Other Forward Contracts
At March 31, 2008, the Company had other forward contracts not designated as hedges with a notional value of $22.8 million, which mature on a monthly basis with maturity dates ranging from June 2008 to February 2011. The fair value of the other forward contracts was a net liability of $0.2 million at March 31, 2008.

Note 17. Share-Based Compensation
During the three months ended March 31, 2008 and 2007, the Company expensed share-based compensation awards under the Goodrich Corporation 2001 Equity Compensation Plan and the Goodrich Corporation Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Share-Based Compensation Expense
The compensation cost recorded for all of the Company’s share-based compensation plans during the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In millions, except per
	share amounts)
Compensation cost before taxes	$7.8	$16.1

Compensation cost after taxes	$5.1	$10.1

Compensation cost per diluted share	$0.04	$0.08

Grants
A summary of the Company’s grants during the three months ended March 31, 2008 and 2007 and the weighted-average fair value are as follows:

	Stock Options			Restricted Stock Units		Performance Units
			Weighted		Weighted		Weighted
			Average		Average		Average
Three months ended:	Shares		Fair Value	Shares	Fair Value	Shares	Fair Value
March 31, 2008	917,000		$21.35	490,600	$69.68	149,800	$77.12
March 31, 2007	1,346,350	(1)	$13.29	555,900	$46.08	149,700	$51.46

(1)	Included 715,000 of stock options that vested solely based upon a market condition.
The grant date fair value for the stock options with the three-year service condition was estimated under the Black-Scholes-Merton formula using the following weighted-average assumptions:

	2008	2007
Risk-free interest rate (%)	3.3	4.5
Expected dividend yield (%)	1.3	1.7
Historical volatility factor (%)	31.2	34.6
Weighted-average expected life of the options (years)	5.6	5.5

Note 18. Subsequent Event
On April 17, 2008, the Company acquired TEAC Aerospace Holdings, Inc. (TEAC), a leading provider of proprietary airborne mission data, video recording and debrief products for the defense industry, and cabin video systems for commercial airlines, for approximately $80 million. TEAC will be reported in the Electronic Systems segment.
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
The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models such as the Boeing 787 and 747-8, the Airbus A380 and A350 XWB, the Embraer 190 and other newly launched or anticipated regional airplanes.
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
The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size, type and activity levels of the worldwide airplane fleet. Other important factors affecting growth in this market channel are the age and types of the airplanes in the fleet and Gross Domestic Product (GDP) trends in countries and regions around the world.
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
The market for our defense and space products is global, and is not dependent on any single program, platform or customer. We anticipate fewer new fighter and transport aircraft platform starts over the next several years, which are expected to negatively affect OE sales. We anticipate that the introduction of the F-35 Lightning II and new helicopter platforms, along with upgrades on existing defense and space platforms, will be necessary and will provide long-term growth in this market channel. Additionally, we are participating in, and developing new products for, the rapidly expanding homeland security and intelligence, surveillance and reconnaissance sectors, which should further strengthen our position in this market channel.
Long-term Sustainable Growth
We believe that we are well positioned to continue to grow our commercial airplane OE and aftermarket and defense and space sales due to:
•	Awards for key products on important new and expected programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	Growing commercial airplane fleet, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems and intelligence, surveillance and reconnaissance products.

First Quarter 2008 Sales Content by Market Channel
During the first quarter 2008, approximately 94% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	16%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	8%

Total Commercial, Regional, Business and General Aviation Airplane OE	34%

Large Commercial Airplane Aftermarket	29%
Regional, Business and General Aviation Airplane Aftermarket	7%

Total Commercial, Regional, Business and General Aviation Airplane Aftermarket	36%

Total Defense and Space	24%

Other	6%

Total	100%

Summary Performance — First Quarter 2008 as Compared to First Quarter 2007

	First Quarter
	2008	2007	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,745.0	$1,546.3	12.9

Segment operating income(1)	$301.8	$230.0	31.2

Percent of sales	17.3%	14.9%
Income from continuing operations before income taxes	$232.5	$152.6	52.4

Income from continuing operations	$153.6	$99.2	54.8

Net income	$157.9	$99.8	58.2

Effective tax rate	34%	35%
Diluted EPS:
Continuing operations	$1.21	$0.78	55.1

Net income	$1.24	$0.78	59.0

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments, excluding the indirect costs related to the company-wide Enterprise Resource Planning (ERP) system implementation. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.
The sales increase in the first quarter 2008 as compared to the first quarter 2007 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately 13%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 23%;

•	Large commercial, regional and general aviation airplane aftermarket sales increased by approximately 10%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 13%.
The segment operating income growth was generated by increased sales and improved operational performance in most business units as discussed in the “Business Segment Performance” section.

The change in income from continuing operations during the first quarter 2008 as compared to the first quarter 2007 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except
	diluted EPS)
Changes in estimates on long-term contracts	$23.8	$14.9	$0.12

Lower share-based compensation	$8.3	$5.0	$0.04

Foreign exchange rate impact, including net monetary asset remeasurement	$(15.5)	$(9.7)	$(0.07)

Changes in estimates on long-term contracts
During the first quarter 2008, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units, resulting in higher income of approximately $24 million compared to the first quarter 2007. These revised estimates were primarily due to changes in volume, price, cost and operational performance.
Share-based compensation
The decrease in share-based compensation was primarily due to changes in our share price.
Foreign exchange rate impact
The net unfavorable foreign exchange rate impact was primarily due to approximately $18 million of unfavorable foreign currency translation of net costs in currencies other than the U.S. Dollar, partially offset by approximately $5 million of higher net gains on cash flow hedges settled during the first quarter of 2008.
2008 Outlook
We expect the following results for the year ending December 31, 2008:

	2008 Outlook	2007 Actual
Sales	$7.2 to $7.3 billion	$6.4 billion
Diluted EPS — Net Income	$4.30 to $4.45 per share	$3.78 per share
Capital Expenditures	$275 to $325 million	$282.6 million
Operating Cash Flow net of Capital Expenditures	Exceed 75% of net income	64% of net income
We expect that full year 2008 sales will be in the range of $7.2 to $7.3 billion, compared with prior expectations of $7.1 to $7.2 billion as reported in our 2007 Form 10-K. The outlook for 2008 net income per diluted share has been increased to $4.30 to $4.45, compared with prior expectations of $4.15 to $4.30, reflecting income expansion associated with sales growth in all major market channels and improved operating efficiencies.
The 2008 outlook assumes, among other factors, a full-year effective tax rate of 33% to 35%, which includes the benefit of an extension of the U.S. Research and Development Credit (R&D Credit). This compares with an effective tax rate of 31% for 2007.

We continue to expect net cash provided by operating activities, net of capital expenditures, to be in excess of 75 percent of net income in 2008. This outlook reflects a continuation of cash investments to support the Boeing 787 and the Airbus A350 XWB programs and capital expenditures for low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We now expect capital expenditures for 2008 to be in a range of $275 to $325 million, compared with prior expectations of $250 to $270 million. The increase in capital spending is primarily due to a decision to purchase rather than lease certain equipment, increased spending on low cost country manufacturing and MRO facilities and acceleration of U.S. capital spending to take advantage of bonus depreciation on 2008 capital spending as part of the U.S. Government stimulus plan.
Our 2008 sales outlook and market assumptions for each of our major market channels compared with the full year 2007 include the following:
•	Large commercial airplane OE sales are expected to increase by approximately 20%;

•	Regional, business and general aviation airplane OE sales are expected to increase by approximately 15%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase by approximately 8% to 11%; and

•	Defense and space sales of both OE and aftermarket products and services are expected to increase by approximately 9% to 11%, excluding potential sales resulting from the acquisition of TEAC Aerospace Holdings, Inc. (TEAC).
RESULTS OF OPERATIONS
First Quarter 2008 Compared with First Quarter 2007

	First Quarter		$
	2008	2007	Change
	(Dollars in millions)
Sales	$1,745.0	$1,546.3	$198.7

Segment Operating Income	$301.8	$230.0	$71.8
Corporate General and Administrative Costs	(22.5)	(28.7)	6.2
ERP Implementation Costs	(4.8)	(3.3)	(1.5)

Total Operating Income	274.5	198.0	76.5
Net Interest Expense	(27.7)	(29.8)	2.1
Other Income (Expense) — Net	(14.3)	(15.6)	1.3
Income Tax Expense	(78.9)	(53.4)	(25.5)

Income from Continuing Operations	153.6	99.2	54.4
Income from Discontinued Operations	4.3	0.6	3.7

Net Income	$157.9	$99.8	$58.1

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs decreased for the first quarter 2008 as compared to the first quarter 2007 primarily due to lower incentive and share-based compensation expense.

Net interest expense decreased for the first quarter 2008 as compared to the first quarter 2007 primarily due to higher interest income as a result of higher cash balances in the first quarter of 2008.
Other income (expense) — net decreased for the first quarter 2008 as compared to the first quarter 2007, primarily as a result of the following:
•	Lower expenses related to previously owned businesses of approximately $3 million, primarily for environmental litigation and remediation costs; and

•	Higher income from equity in affiliated companies of approximately $2 million; partially offset by

•	Higher retiree health care expenses related to previously owned businesses of approximately $3 million.
For the first quarter of 2008 and 2007, we reported an effective tax rate of 34% and 35%, respectively. The decrease in the rate for the first quarter of 2008 was primarily due to a benefit from interest related to the 2000 to 2004 tax years under the look-back method for completed long-term contracts. This decrease was partially offset by the absence of the R&D Credit because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2007.
BUSINESS SEGMENT PERFORMANCE
Our three business segments are as follows:
•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, and engine components, including fuel delivery systems and rotating assemblies.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a broad array of systems and components that provide flight performance measurements, flight management information, engine controls, fuel controls, electrical power systems, safety data, and reconnaissance and surveillance systems.
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

First Quarter 2008 Compared with First Quarter 2007

	First Quarter		Increase/	%	% of Sales
	2008	2007	(Decrease)	Change	2008	2007
NET CUSTOMER SALES
Actuation and Landing Systems	$682.1	$567.0	$115.1	20.3
Nacelles and Interior Systems	620.5	546.9	73.6	13.5
Electronic Systems	442.4	432.4	10.0	2.3

	$1,745.0	$1,546.3	$198.7	12.9

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$74.1	$49.4	$24.7	50.0	10.9	8.7
Nacelles and Interior Systems	178.8	126.0	52.8	41.9	28.8	23.0
Electronic Systems	48.9	54.6	(5.7)	(10.4)	11.1	12.6

	$301.8	$230.0	$71.8	31.2	17.3	14.9

Actuation and Landing Systems:  Actuation and Landing Systems segment sales for the first quarter 2008 increased from the first quarter 2007 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $42 million, primarily in our landing gear and actuation systems business units;

•	Higher defense and space OE and aftermarket sales of approximately $33 million, primarily in our landing gear, aircraft wheels and brakes and actuation systems business units;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $11 million, primarily in our landing gear business unit; and

•	Higher regional, business and general aviation airplane OE sales of approximately $10 million, primarily in our landing gear and actuation systems business units.
Actuation and Landing Systems segment operating income for the first quarter 2008 increased from the first quarter 2007 primarily as a result of the following:
•	Higher sales volume and favorable product mix across all business units, which resulted in higher income of approximately $18 million;

•	Higher operating income of approximately $14 million, driven primarily by higher pricing across most of our business units and improved brake-life performance in the aircraft wheels and brakes business unit, partially offset by increased operating costs across all business units; and

•	Unfavorable foreign exchange of approximately $7 million.

Nacelles and Interior Systems:  Nacelles and Interior Systems segment sales for the first quarter 2008 increased from the first quarter 2007 primarily due to the following:
•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume of approximately $46 million, primarily in our aerostructures business unit;

•	Higher defense and space OE and aftermarket sales of approximately $12 million, primarily in our interiors business unit;

•	Higher regional, business, and general aviation airplane OE sales of approximately $11 million, primarily in our aerostructures business unit; and

•	Higher large commercial airplane OE sales of approximately $5 million, primarily in our interiors business unit.
Nacelles and Interior Systems segment operating income for the first quarter 2008 increased from the first quarter 2007 primarily due to the following:
•	Higher sales volume, primarily in our aerostructures and interiors business units, which resulted in higher income of approximately $32 million;

•	Favorable changes in estimates for certain long-term contracts at our aerostructures business unit of approximately $20 million, primarily due to changes in volume, price, cost and operational performance; and

•	Settlement of a claim with a customer at our interiors business unit which resulted in higher income of approximately $4 million; partially offset by

•	Unfavorable foreign exchange of approximately $4 million.
Electronic Systems:  Electronic Systems segment sales for the first quarter 2008 increased from the first quarter 2007 primarily due to the following:
•	Higher regional, business and general aviation airplane OE sales of approximately $5 million in our sensors and integrated systems and engine control and electrical power business units; and

•	Higher large commercial airplane OE sales of approximately $5 million in our engine control and electrical power and sensors and integrated systems and business units.

Electronic Systems segment operating income for the first quarter 2008 decreased from the first quarter 2007 primarily due to the following:
•	Unfavorable foreign exchange of approximately $5 million; and

•	Higher operating costs of approximately $4 million, primarily in our sensors and integrated systems business unit; partially offset by

•	Higher sales volume and pricing partially offset by unfavorable product mix, across most business units, which resulted in higher income of approximately $3 million.
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
On April 17, 2008, we completed the acquisition of TEAC, a leading provider of proprietary airborne mission data, video recording and debrief products for the defense industry, and cabin video systems for commercial airlines, for approximately $80 million. TEAC will be reported in the Electronic Systems Segment.
On April 22, 2008, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable July 1, 2008 to shareholders of record on June 2, 2008.
Cash
At March 31, 2008, we had cash and cash equivalents of $463.2 million, as compared to $406 million at December 31, 2007.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $442.9 million was available at March 31, 2008; and

•	$75 million of uncommitted domestic money market facilities and $181.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $246.8 million was available at March 31, 2008.

Off-Balance Sheet Arrangements
Lease Commitments
We finance certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow us, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow us to lease aircraft and equipment having a maximum unamortized value of $150 million at March 31, 2008. These leases are priced at a spread over LIBOR and are extended periodically, unless notice is provided, through the end of the lease terms. At March 31, 2008, future payments under these leases total $10.6 million through the end of the lease terms. At March 31, 2008, we had guarantees of residual values on lease obligations of $24.8 million. We are obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under standard operating leases were $166.8 million at March 31, 2008.
Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At March 31, 2008, our contracts had a notional amount of $1,812.6 million, fair value of a $135.3 million net asset and maturity dates ranging from April 2008 to December 2012. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months was a gain of $74.5 million. During the first quarter of 2008 and 2007, we realized net gains of $20.3 million and $15.5 million respectively, related to contracts that settled.

•	Interest Rate Swaps Designated as Fair Value Hedges: At March 31, 2008, our contracts had a notional amount of $193 million, a fair value of a $5.1 million net asset and maturity dates ranging from April 2008 to July 2016.

•	Foreign Currency Contracts not Designated as Hedges: At March 31, 2008, our contracts had a notional amount of $22.8 million with maturity dates ranging from June 2008 to February 2011. During the first quarter of 2008 and 2007, we realized a net gain of $8.3 million compared to a net loss of $1 million, respectively. The fair value of these contracts was a net liability of $0.2 million at March 31, 2008.

Estimates of the fair value of our derivative financial instruments represent our best estimates based on our valuation models, which incorporate industry data and trends and relevant market rates and transactions. Counterparties to these financial instruments expose us to credit loss in the event of nonperformance; however, we do not expect any of the counterparties to fail to meet their obligations. Counterparties, in most cases, are large commercial banks that also provide us with our committed credit facilities. To manage this credit risk, we select counterparties based on credit ratings, limit our exposure to any single counterparty and monitor our market position with each counterparty.
Contractual Obligations and Other Commercial Commitments
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2007. The table excludes our liability for unrecognized tax benefits, which totaled $230.7 million at March 31, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
Long-term Debt Repayments
In April 2008, we repaid $162 million for the following notes, which matured on April 15, 2008:
•	$119 million principal amount of the 7.0% notes; and

•	$43 million principal amount of the 6.45% notes.
CASH FLOW
The following table summarizes our cash flow activity for the first quarter 2008 and 2007:

	First Quarter		$
	2008	2007	Change
	(Dollars in millions)
Operating activities of continuing operations	$150.9	$128.2	$22.7
Investing activities of continuing operations	$(63.9)	$(36.0)	$(27.9)
Financing activities of continuing operations	$(44.3)	$(56.0)	$11.7
Discontinued operations	$13.4	$(6.2)	$19.6
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the first quarter 2008 as compared to the first quarter 2007 was primarily due to lower net tax payments of approximately $30 million. Higher before tax income was offset by working capital requirements.
Investing Activities of Continuing Operations
Net cash used by investing activities for the first quarter 2008 as compared to the first quarter 2007 included capital expenditures of $54.4 million and $36.1 million, respectively. Also, on January 18, 2008, we completed the acquisition of Skyline Industries, Inc. for $9.5 million.

Financing Activities of Continuing Operations
The decrease in net cash used in financing activities for the first quarter 2008 as compared to the first quarter 2007 primarily consisted of the following:
•	Lower purchases of our common stock of approximately $41 million; partially offset by

•	A decrease of proceeds from the issuance of our common stock of approximately $23 million; and

•	Higher dividends to our shareholders and distributions to minority interest holders of approximately $7 million.
As of March 31, 2008, we have purchased approximately 4 million shares for approximately $234 million under our share repurchase program.
On February 19, 2008, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable April 1, 2008 to shareholders of record on March 3, 2008.
Discontinued Operations
Net cash provided by discontinued operations in the first quarter of 2008 primarily consisted of the finalization of the purchase price for ATS and proceeds from the sale of a previously discontinued operation. Net cash used in discontinued operations in the first quarter of 2007, primarily consisted of cash flow used in the operations of ATS.
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
Our Condensed Consolidated Balance Sheet includes an accrued liability for environmental remediation obligations of $69.1 million and $69.6 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, $18.7 million and $18.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At March 31, 2008 and December 31, 2007, $29.1 million and $29.4 million, respectively, was associated with ongoing operations and $40 million and $40.2 million, respectively, was associated with previously owned businesses.
We expect that we will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.
Certain states in the U.S. and countries globally are promulgating or proposing new or more demanding regulations or legislation impacting the use of various chemical substances by all companies. We are currently evaluating the potential impact, if any, of complying with such regulations and legislation.

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
A portion of our historical primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent, undergoing solvent schemes of arrangement or in run-off. We have entered into settlement agreements with a number of these insurers pursuant to which we agreed to give up our rights with respect to certain insurance policies in exchange for negotiated payments. These settlements represent negotiated payments for our loss of insurance coverage, as we no longer have this insurance available for claims that may have qualified for coverage. A portion of these settlements was recorded as income for reimbursement of past claim payments under the settled insurance policies and a portion was recorded as a deferred settlement credit for future claim payments.
At March 31, 2008 and December 31, 2007, the deferred settlement credit was $52.7 million and $53.6 million, respectively, for which $7.8 million and $7.6 million, respectively, was reported in accrued expenses and $44.9 million and $46 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Guarantees
At March 31, 2008, we had letters of credit and bank guarantees of $64.3 million and residual value guarantees of lease obligations of $24.8 million. See Note 10, “Financing Arrangements” to our Condensed Consolidated Financial Statements.
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
Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined to the extent total estimated costs exceed total estimated contract revenues.
Tax
We are continuously undergoing examination by the IRS, as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns.
Tax Years 2000 to 2004
During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues. We believe the amount of the estimated tax liability if the IRS were to prevail is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

Tax Years Prior to 2000
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
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $24 million at March 31, 2008. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $12 million at March 31, 2008. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. No payment has been made for the $24 million of interest or $12 million of penalty interest. The Franchise Tax Board took the position that under California law, Rohr was required to pay the full amount of interest prior to filing any suit for refund. In April 2008, the Supreme Court of California denied the Franchise Tax Board’s final appeal on this procedural matter and Rohr can now proceed with its refund suit without paying any interest.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED
The following accounting standards, effective for fiscal year 2009, have not yet been adopted:
•	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.

•	Statement of Financial Accounting Standards No. 141(R), “Business Combinations”.

•	Statement of Financial Accounting Standards No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.
See Note 2, “New Accounting Standards” to our Condensed Consolidated Financial Statements.

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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2008 and December 31, 2007, the carrying amount of participation payments was $123.1 million and $123.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No impairment charges were recorded in the first quarter of 2008 or 2007.
Entry Fees
Certain businesses in our Nacelles and Interior Systems and Electronic Systems segments make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis as a reduction to sales. At March 31, 2008 and December 31, 2007, the carrying amount of entry fees was $131.1 million and $132.1 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No impairment charges were recorded in the first quarter of 2008 or 2007.

Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2008 and December 31, 2007, the carrying amount of sales incentives was $59.7 million and $60.2 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No material impairment charges were recorded in the first quarter of 2008 or 2007.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2008 and December 31, 2007, the carrying amount of sales flight certification costs was $40.9 million and $35.8 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No impairment charges were recorded in the first quarter of 2008 or 2007.
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
Stock Options
Our Black-Scholes-Merton formula estimates the expected value our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted average assumptions include:

	2008	2007
Risk-free interest rate %	3.3	4.5
Expected dividend yield %	1.3	1.7
Historical volatility factor %	31.2	34.6
Weighted-average expected life of the options (years)	5.6	5.5
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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted average grant date fair value during the first quarter of 2008 and 2007 was $69.68 and $46.08 per unit, respectively.
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

Pension and Postretirement Benefits Other Than Pensions
We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our pension and postretirement benefits other than pensions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. The U.S. discount rate was determined based on a customized yield curve approach. Our projected pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rate was used to determine the benefit obligations. In Canada and the U.K., a similar approach was utilized. The appropriate benchmarks by applicable country were used for pension plans other than those in the U.S., U.K. and Canada to determine the discount rate assumptions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2007 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 16, “Derivatives and Hedging Activities” of our Condensed Consolidated Financial Statements in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities.
At March 31, 2008, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $2.5 million. At March 31, 2008, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $195.9 million. The fair value of these foreign currency forward contracts was $135.3 million at March 31, 2008. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos” and “Tax” in Note 14, “Contingencies” to the Condensed Consolidated Financial Statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.

Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report of Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended March 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
January 2008	92,312	$69.40	—
February 2008	145,840	61.30	105,000
March 2008	24,743	59.78	20,000

Total	262,895	64.00	125,000	$366 million

(1)	The category includes 137,895 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated July 26, 2007, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 24, 2008	GOODRICH CORPORATION
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