Form 10-Q
period 2008-06-30
GOODRICH CORP
filed 2008-07-28
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2008, there were 125,105,024 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of June 30, 2008, and the related condensed consolidated statement of income for the three- and six- month periods ended June 30, 2008 and 2007, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Charlotte, North Carolina
July 25, 2008

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions, except per share amounts)
Sales	$1,849.3	$1,576.4	$3,594.3	$3,122.7
Operating costs and expenses:
Cost of sales	1,286.9	1,096.6	2,500.3	2,190.5
Selling and administrative costs	273.9	260.0	531.0	514.4

	1,560.8	1,356.6	3,031.3	2,704.9

Operating Income	288.5	219.8	563.0	417.8
Interest expense	(27.7)	(30.8)	(58.5)	(62.4)
Interest income	0.6	1.5	3.7	3.3
Other income (expense) — net	(8.3)	(17.4)	(22.6)	(33.0)

Income from continuing operations before income taxes	253.1	173.1	485.6	325.7
Income tax expense	(69.5)	(49.3)	(148.4)	(102.7)

Income From Continuing Operations	183.6	123.8	337.2	223.0
Income from discontinued operations — net of income taxes	3.0	1.0	7.3	1.6

Net Income	$186.6	$124.8	$344.5	$224.6

Basic Earnings Per Share
Continuing operations	$1.47	$0.99	$2.69	$1.78
Discontinued operations	0.02	0.01	0.06	0.01

Net Income	$1.49	$1.00	$2.75	$1.79

Diluted Earnings Per Share
Continuing operations	$1.44	$0.97	$2.64	$1.75
Discontinued operations	0.02	0.01	0.06	0.01

Net Income	$1.46	$0.98	$2.70	$1.76

Dividends Declared Per Common Share	$0.225	$0.20	$0.45	$0.40

See Notes Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2008	2007
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$265.5	$406.0
Accounts and notes receivable, less allowances for doubtful receivables ($20.3 at June 30, 2008 and $14.3 at December 31, 2007)	1,191.1	1,006.2
Inventories — net	1,918.9	1,775.6
Deferred income taxes	181.2	178.2
Prepaid expenses and other assets	106.7	108.4
Income taxes receivable	5.5	74.4

Total Current Assets	3,668.9	3,548.8

Property, plant and equipment — net	1,420.3	1,387.4
Prepaid pension	25.8	16.1
Goodwill	1,421.4	1,363.2
Identifiable intangible assets — net	476.6	452.1
Deferred income taxes	23.8	11.1
Other assets	747.5	755.3

Total Assets	$7,784.3	$7,534.0

Current Liabilities
Short-term debt	$20.5	$21.9
Accounts payable	703.0	586.7
Accrued expenses	869.2	930.8
Income taxes payable	81.5	10.6
Deferred income taxes	31.2	29.7
Current maturities of long-term debt and capital lease obligations	1.1	162.9

Total Current Liabilities	1,706.5	1,742.6

Long-term debt and capital lease obligations	1,527.5	1,562.9
Pension obligations	457.4	417.8
Postretirement benefits other than pensions	338.0	358.9
Long-term income taxes payable	119.7	146.0
Deferred income taxes	171.4	170.2
Other non-current liabilities	554.3	556.2
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 143,452,884 shares at June 30, 2008 and 142,372,162 shares at December 31, 2007 (excluding 14,000,000 shares held by a wholly owned subsidiary)	717.3	711.9
Additional paid-in capital	1,502.6	1,453.1
Income retained in the business	1,342.1	1,054.8
Accumulated other comprehensive income (loss)	39.7	14.4
Common stock held in treasury, at cost (18,347,860 shares at June 30, 2008 and 17,761,696 shares at December 31, 2007)	(692.2)	(654.8)

Total Shareholders’ Equity	2,909.5	2,579.4

Total Liabilities And Shareholders’ Equity	$7,784.3	$7,534.0

See Notes Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in millions)
Operating Activities
Net income	$344.5	$224.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(7.3)	(1.6)
Restructuring and consolidation:
Expenses	0.6	0.8
Payments	(1.1)	(2.1)
Pension and postretirement benefits:
Expenses	51.4	60.2
Contributions and benefit payments	(35.2)	(114.7)
Depreciation and amortization	127.2	121.6
Excess tax benefits related to share-based payment arrangements	(8.1)	(9.6)
Share-based compensation expense	15.7	32.1
Deferred income taxes	(10.7)	(20.3)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(175.1)	(113.2)
Inventories, net of pre-production and excess-over-average	(70.4)	(112.0)
Pre-production and excess-over-average inventories	(56.5)	(64.3)
Other current assets	0.4	8.7
Accounts payable	105.0	67.7
Accrued expenses	(76.9)	39.4
Income taxes payable/receivable	122.4	76.2
Other non-current assets and liabilities	(6.4)	(1.4)

Net Cash Provided By Operating Activities	319.5	192.1

Investing Activities
Purchases of property, plant and equipment	(116.3)	(95.0)
Proceeds from sale of property, plant and equipment	2.7	0.7
Payments made for acquisitions, net of cash acquired	(93.6)	—

Net Cash Used In Investing Activities	(207.2)	(94.3)

Financing Activities
Decrease in short-term debt, net	(1.6)	(1.8)
Repayment of long-term debt and capital lease obligations	(197.7)	(0.7)
Proceeds from issuance of common stock	24.0	68.1
Purchases of treasury stock	(37.4)	(113.3)
Dividends paid	(57.0)	(50.5)
Excess tax benefits related to share-based payment arrangements	8.1	9.6
Distributions to minority interest holders	(6.3)	(2.5)

Net Cash Used In Financing Activities	(267.9)	(91.1)

Discontinued Operations
Net cash provided by (used in) operating activities	(2.3)	4.8
Net cash provided by (used in) investing activities	15.8	(1.1)
Net cash provided by (used in) financing activities	—	—

Net cash provided by (used in) discontinued operations	13.5	3.7
Effect of exchange rate changes on cash and cash equivalents	1.6	1.7

Net increase (decrease) in cash and cash equivalents	(140.5)	12.1
Cash and cash equivalents at beginning of period	406.0	201.3

Cash and cash equivalents at end of period	$265.5	$213.4

See Notes Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying Unaudited Condensed Consolidated Financial Statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2008. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
As discussed in Note 5, “Discontinued Operations”, Goodrich Aviation Technical Services, Inc. (ATS) has been accounted for as a discontinued operation. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three and six months ended June 30, 2008 and 2007, the Company changed its estimates of revenues and costs on certain long-term contracts in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended June 30, 2008 and 2007 by $4.2 million and $15.9 million, respectively ($2.6 million and $9.7 million after tax, respectively). The changes in estimates increased income from continuing operations before income taxes during the six months ended June 30, 2008 and 2007 by $45.3 million and $33.2 million, respectively ($27.8 million and $20.3 million after tax, respectively).
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
Accounting Standards Not Yet Adopted
Two-class Method of Computing Earnings Per Share
In June 2008, the Financial Accounting Standards Board issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires that all prior period EPS data be adjusted retroactively. The Company is currently evaluating the impact of the adoption of FSP 03-6-1 on the Company’s disclosure of EPS.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 on the Company’s disclosures of its derivative instruments and hedging activities.

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
The Company measures each reporting segment’s profit based upon operating income excluding indirect costs related to the company-wide Enterprise Resource Planning (ERP) implementation. Accordingly, the Company does not allocate net interest expense, other income (expense) — net and income taxes to its reporting segments. The accounting policies of the reportable segments are the same as those for the Company’s condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$689.6	$589.3	$1,371.7	$1,156.3
Nacelles and Interior Systems	665.1	533.7	1,285.6	1,080.5
Electronic Systems	494.6	453.4	937.0	885.9

	$1,849.3	$1,576.4	$3,594.3	$3,122.7

Intersegment sales:
Actuation and Landing Systems	$9.3	$6.7	$17.9	$13.2
Nacelles and Interior Systems	5.2	4.8	9.4	9.1
Electronic Systems	6.6	7.5	12.7	17.1

	$21.1	$19.0	$40.0	$39.4

Operating income:
Actuation and Landing Systems	$84.5	$59.0	$158.6	$108.4
Nacelles and Interior Systems	160.7	135.1	339.5	261.1
Electronic Systems	71.5	62.4	120.5	117.0

	316.7	256.5	618.6	486.5
Corporate general and administrative expenses	(24.1)	(32.7)	(46.7)	(61.4)
ERP implementation costs	(4.1)	(4.0)	(8.9)	(7.3)

Total operating income	$288.5	$219.8	$563.0	$417.8

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(3.0)	$(4.4)	$(10.8)	$(9.2)
Expenses related to previously owned businesses	(1.3)	(5.6)	(3.8)	(11.3)
Minority interest and equity in affiliated companies	(5.1)	(7.2)	(8.8)	(12.9)
Other — net	1.1	(0.2)	0.8	0.4

Other income (expense) — net	$(8.3)	$(17.4)	$(22.6)	$(33.0)

“Expenses related to previously owned businesses” primarily relates to environmental litigation costs, net of settlements, and remediation costs.
Note 5. Discontinued Operations
On November 15, 2007, the Company sold ATS, which was previously reported in the Actuation and Landing Systems segment. All periods have been reclassified to reflect ATS as a discontinued operation. The costs and revenues, assets and liabilities, and cash flows of ATS have been reported as a discontinued operation in the Company’s condensed consolidated financial statements. On March 3, 2008, the Company sold a previously discontinued operation. Income from discontinued operations for the three months ended June 30, 2008 included recovery of prior environmental remediation costs from a third party related to a former business previously recorded as a discontinued operation.

Discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Sales — ATS	$—	$46.1	$—	$88.3

Operations — ATS — net of tax for the three and six months ended June 30, 2007 of $0.8 and $1.1, respectively	$—	$1.3	$—	$1.9
Previously discontinued operations — net of tax for the three and six months ended June 30, 2008 of $0.6 and $1.0, respectively; net of tax for the three and six months ended June 30, 2007 of $0.2 and $0.2, respectively	3.0	(0.3)	7.3	(0.3)

Income (loss) from discontinued operations	$3.0	$1.0	$7.3	$1.6

Note 6. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per share — income from continuing operations	$183.6	$123.8	$337.2	$223.0

Denominator
Denominator for basic earnings per share — weighted-average shares	125.2	125.3	125.1	125.3
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	2.1	2.5	2.3	2.4
Other deferred compensation shares	0.1	0.1	0.1	0.1

	2.2	2.6	2.4	2.5

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	127.4	127.9	127.5	127.8

Per share income from continuing operations
Basic	$1.47	$0.99	$2.69	$1.78

Diluted	$1.44	$0.97	$2.64	$1.75

At June 30, 2008 and 2007, the Company had 4.7 million and 5.1 million of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the six months ended June 30, 2008, 899,000 anti-dilutive stock options were excluded from the diluted earnings per share calculation. For the six months ended June 30, 2007, diluted earnings per share excluded 650 stock options that were anti-dilutive and 715,000 of stock options that vested solely based upon a market condition.
During the six months ended June 30, 2008 and 2007, the Company issued approximately 1.1 million and 2.4 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.

During the six months ended June 30, 2008 and 2007, the Company repurchased approximately 0.4 million shares and 2 million shares, respectively, under its share repurchase program that was initially approved by the Board of Directors on October 24, 2006 and increased by the Board of Directors on February 19, 2008, for $600 million in total. As of June 30, 2008, the Company has purchased approximately 4 million shares for approximately $254 million under the Company’s share repurchase program.
Note 7. Fair Value Measurements
As described in Note 2, “New Accounting Standards”, the Company has adopted SFAS 157. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets and liabilities.

Level 2 -	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 -	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance
	June 30,
	2008	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash Equivalents	$49.3	$49.3	$—	$—
Derivative Financial Instruments (1)
Cash Flow Hedges	133.1	—	133.1	—
Fair Value Hedges	2.6	—	2.6	—
Other Forward Contracts	0.2	—	0.2	—
Rabbi Trust Assets (2)	43.6	43.6	—	—

(1)	See Note 16, “Derivatives and Hedging Activities”.

(2)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees.

Note 8. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$230.4	$252.9
In-process	1,197.8	1,067.0
Raw materials and supplies	573.1	533.3

	2,001.3	1,853.2
Less:
Reserve to reduce certain inventories to LIFO basis	(51.9)	(49.5)
Progress payments and advances	(30.5)	(28.1)

Total	$1,918.9	$1,775.6

In-process inventory includes $572 million and $515.4 million at June 30, 2008 and December 31, 2007, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The June 30, 2008 balance of $572 million includes $357.8 million related to Boeing 787 contracts.
The Company uses the last-in, first-out (LIFO) method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business unit in the Actuation and Landing Systems segment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 9. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

		Business
	Balance	Combinations		Foreign	Balance
	December 31,	Completed or		Currency	June 30,
	2007	Finalized (3)		Translation	2008
	(Dollars in millions)
Actuation and Landing Systems	$331.5	$—		$3.4	$334.9
Nacelles and Interior Systems	433.1	1.5	(1)	8.7	443.3
Electronic Systems	598.6	44.8	(2)	(0.2)	643.2

	$1,363.2	$46.3		$11.9	$1,421.4

(1)	On January 18, 2008, the Company acquired Skyline Industries, Inc. (Skyline) for $9.5 million in cash. Based upon an independent valuation, identifiable intangibles were $4.1 million and will be amortized over a weighted-average useful life of 20 years.

(2)	On April 17, 2008, the Company acquired TEAC Aerospace Holdings, Inc. (TEAC) for $84 million in cash, net of cash acquired. Based upon an independent valuation, identifiable intangibles were $30.9 million and will be amortized over a weighted-average useful life of 11 years.

(3)	Goodwill amounts are preliminary and may be adjusted when certain preacquisition contingencies are resolved.

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
At June 30, 2008, there were $22.3 million in letters of credit outstanding under the facility. At December 31, 2007, there were $34.9 million in borrowings and $22.3 million in letters of credit outstanding under the facility. The level of unused borrowing capacity under the Company’s committed syndicated revolving credit facility varies from time to time depending, in part, upon its compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $1,681.7 million of income retained in the business and additional paid-in capital was free from such limitations at June 30, 2008. At June 30, the Company had borrowing capacity under this facility of $477.7 million, after reductions for letters of credit outstanding under the facility.
At June 30, 2008, the Company had letters of credit and bank guarantees of $64.9 million, inclusive of $22.3 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.
At June 30, 2008, the Company also maintained $75 million of uncommitted domestic money market facilities and $181.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At June 30, 2008 and December 31, 2007, there were $20.6 million and $25.9 million, respectively, in borrowings outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
Long-term Debt Repayments
The Company used cash from operations to repay $162 million for the following notes, which matured on April 15, 2008:
•	$119 million principal amount of the 7.5% notes; and

•	$43 million principal amount of the 6.45% notes.

On June 23, 2008, the Company also used cash from operations to repay $34.9 million under its revolving credit facility which was previously classified as long-term borrowings.
Lease Commitments
The Company leases certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow the Company, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow the Company to lease aircraft and equipment having a maximum unamortized value of $150 million at June 30, 2008. These leases are priced at a spread over LIBOR and are extended periodically through the end of the lease terms, unless notice is provided. At June 30, 2008, future payments under these leases were $10.5 million. At June 30, 2008, the Company had guarantees of residual values on lease obligations of $24.8 million. The Company is obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under standard operating leases were $177.5 million at June 30, 2008.
Note 11. Pensions and Postretirement Benefits Other Than Pensions
Pensions
The following table sets forth the components of net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company are included in the amounts below.

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$11.1	$12.2	$7.8	$7.0	$1.7	$1.2
Interest cost	42.4	40.5	11.1	9.5	1.5	1.3
Expected return on plan assets	(50.1)	(49.8)	(17.0)	(15.0)	(1.7)	(1.5)
Amortization of prior service cost	1.3	1.9	(0.3)	(0.2)	0.1	—
Amortization of actuarial loss	12.6	17.1	—	—	0.2	0.2

Net periodic benefit cost	$17.3	$21.9	$1.6	$1.3	$1.8	$1.2

	U.S. Plans		U.K. Plans		Other Plans
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$21.4	$23.5	$15.0	$14.5	$2.9	$2.3
Interest cost	83.8	80.5	22.1	19.5	3.2	2.6
Expected return on plan assets	(100.1)	(98.6)	(33.9)	(29.8)	(3.5)	(2.9)
Amortization of prior service cost	2.8	3.8	(0.5)	(0.5)	0.1	—
Amortization of actuarial loss	24.4	32.7	—	—	0.5	0.5

Net periodic benefit cost	$32.3	$41.9	$2.7	$3.7	$3.2	$2.5

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	Three and Six Months		Three and Six Months		Three and Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2008	2007	2008	2007	2008	2007
Discount rate	6.30%	5.89%	5.50%	5.00%	5.28%	4.88%
Expected long-term rate of return on assets	9.00%	9.00%	8.50%	8.50%	8.24%	8.28%
Rate of compensation increase	4.10%	3.86%	3.75%	3.50%	3.38%	3.36%
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost for the three and six months ended June 30, 2008 and 2007. Other postretirement benefits (OPEB) related to divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$0.4	$0.5	$0.9	$1.0
Interest cost	5.1	5.6	11.0	11.5
Amortization of prior service cost	—	(0.1)	(0.1)	(0.1)
Amortization of actuarial (gain) loss	(0.5)	(0.7)	1.4	0.8

Net periodic benefit cost	$5.0	$5.3	$13.2	$13.2

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three and Six Months Ended June 30,
	2008	2007
Discount rate	6.12%	5.79%
Healthcare trend rate	8.3% in 2008 to 5% in 2015	9% in 2007 to 5% in 2013

Note 12. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Net income	$186.6	$124.8	$344.5	$224.6
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	4.8	46.8	30.4	58.2
Pension/OPEB liability adjustments during the period, net of tax for the three and six months ended June 30, 2008 of $2.2 and ($6.1), respectively; net of tax for the three and six months ended June 30, 2007 of ($2.4) and ($4.1), respectively	(1.6)	9.9	6.9	26.5
Gain (loss) on cash flow hedges, net of tax for the three and six months ended June 30, 2008 of $0.5 and $6.3, respectively; net of tax for the three and six months ended June 30, 2007 of ($16.3) and ($11.9), respectively	(1.0)	32.6	(12.0)	24.3

Total comprehensive income	$188.8	$214.1	$369.8	$333.6

Accumulated other comprehensive income (loss) consisted of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains	$380.0	$349.6
Pension/OPEB liability adjustments, net of deferred taxes of $279.5 and $285.6, respectively	(425.9)	(432.8)
Accumulated gains on cash flow hedges, net of deferred taxes of $(47.1) and $(53.4), respectively	85.6	97.6

Total accumulated other comprehensive income	$39.7	$14.4

No income taxes are provided on unrealized foreign currency translation gains as foreign earnings are considered permanently invested.
Note 13. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2008 was 27.5%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included amended state returns primarily for additional research and development credits and changes in apportionment which reduced the effective tax rate by approximately 9 percentage points, a benefit related to amended returns following the settlement of a foreign tax audit which reduced the effective tax rate by approximately 7 percentage points, foreign and domestic tax credits which reduced the effective tax rate by approximately 2 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 2 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 7 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points. During the second quarter 2007, the Company reported an effective tax rate of 28.5%, including a benefit of approximately 6 percentage points for the elimination of certain valuation allowances against net operating losses of a foreign subsidiary and a benefit of approximately 2 percentage points related to the U.S. Research and Development Credit (R&D Credit).
For the six months ended June 30, 2008, the Company reported an effective tax rate of 30.6%, including a benefit of approximately 5 percentage points for amended state returns primarily for additional research and development credits and changes in apportionment, and a benefit of approximately 4 percentage points related to amended returns following the settlement of a foreign tax audit. For the six months ended June 30, 2007, the Company reported an effective tax rate of 31.6%, including a benefit of approximately 3 percentage points for the elimination of certain valuation allowances against net operating losses of a foreign subsidiary and a benefit of approximately 2 percentage points related to the R&D Credit.
The Company’s effective tax rate during the three and six months ended June 30, 2008 was not reduced for the benefit of the R&D Credit because the federal statute authorizing the R&D Credit has not been extended beyond December 31, 2007. The Company estimates that the effective tax rate at June 30, 2008 would have been approximately 1 percentage point lower had the Company been able to consider the tax benefits associated with the R&D Credit.
The Company had a $241.9 million liability recorded for unrecognized tax benefits at December 31, 2007, which included interest and penalties of $135.6 million. The Company reported interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $176.2 million. At June 30, 2008, the Company had a $237 million liability recorded for unrecognized tax benefits, which included interest and penalties of $143.1 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $182.7 million.
Note 14. Contingencies
General
There are various pending or threatened claims, lawsuits and administrative proceedings against the Company or its subsidiaries, arising from the ordinary course of business which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.
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
The Company’s Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $68.7 million and $69.6 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, $23.1 million and $18.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At June 30, 2008 and December 31, 2007, $29.3 million and $29.4 million, respectively, was associated with ongoing operations and $39.4 million and $40.2 million, respectively, was associated with previously owned businesses.
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
At June 30, 2008 and December 31, 2007, the deferred settlement credit was $51.7 million and $53.6 million, respectively, for which $7.7 million and $7.6 million, respectively, was reported in accrued expenses and $44 million and $46 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
Liabilities of Divested Businesses
Asbestos
In May 2002, the Company completed the tax-free spin-off of its Engineered Industrial Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries prior to the Company’s ownership. It is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries. A limited number of asbestos-related claims have been asserted against the Company as “successor” to Coltec or one of its subsidiaries. The Company believes that it has substantial legal defenses against these and other such claims. In addition, the agreement between EnPro and the Company that was used to effectuate the spin-off provides the Company with an indemnification from EnPro covering, among other things, these liabilities. The Company believes that such claims would not have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations and cash flows in a particular period.
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
Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:
•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.
Additionally, total contract revenue is based on estimates of future units to be delivered to the customer and sales price escalation, where applicable. There is a risk that there could be differences between the actual units delivered and the estimated total units to be delivered under the contract and differences in actual sales escalation compared to estimates. Changes in estimates could have a material impact on the Company’s results of operations and cash flows.
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
Tax Years Prior to 2000
The previous examination cycle included the consolidated income tax groups for the audit periods identified below:

Coltec Industries Inc. and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998 — 1999 (including Rohr and Coltec)
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
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $25 million at June 30, 2008. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $12.5 million at June 30, 2008. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. No payment has been made for the $25 million of interest or $12.5 million of penalty interest. The Franchise Tax Board took the position that under California law, Rohr was required to pay the full amount of interest prior to filing any suit for refund. In April 2008, the Supreme Court of California denied the Franchise Tax Board’s final appeal on this procedural matter and Rohr can now proceed with its refund suit without paying any interest.

Note 15. Guarantees
The Company extends financial and product performance guarantees to third parties. At June 30, 2008, the following environmental remediation and other indemnifications and financial guarantees were outstanding, in millions:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
Environmental remediation and other indemnifications (Note 14)	No limit	$20.1
Guarantees of residual value on leases (Note 10)	$24.8	$—
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
The changes in the carrying amount of service and product warranties for the six months ended June 30, 2008, in millions, are as follows:

Balance at December 31, 2007	$164.3
Net provisions for warranties issued during the period	26.2
Net provisions for warranties existing at the beginning of the year	(1.3)
Payments	(33.4)
Foreign currency translation	2.3

Balance at June 30, 2008	$158.1

The current and long-term portions of service and product warranties were as follows:

	June 30, 2008	December 31, 2007
	(Dollars in millions)
Short-term liabilities	$61.8	$66.3
Long-term liabilities	96.3	98.0

Total	$158.1	$164.3

Note 16. Derivatives and Hedging Activities
The Company utilizes certain financial instruments to manage risk, including foreign currency and interest rate exposures that exist as part of its ongoing business operations. A detailed description of the Company’s use of derivative instruments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Cash Flow Hedges
At June 30, 2008, the notional value of the forward contracts accounted for as cash flow hedges was $1,637.7 million and the amount of accumulated other comprehensive income that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months was a gain of $71.3 million. These forward contracts mature on a monthly basis with maturity dates that range from July 2008 to December 2012. At June 30, 2008, the total fair value of the Company’s forward contracts of $133.1 million (before deferred taxes of $47.1 million), combined with $1.7 million of gains from forward contracts terminated prior to the original maturity dates, was recorded in accumulated other comprehensive income.
Fair Value Hedges
The notional amount of the outstanding interest rate swap accounted for as a fair value hedge at June 30, 2008 was $50 million with a maturity date of July 2016. The fair value of the interest rate swap was a net asset of $2.6 million at June 30, 2008. An additional interest rate swap of $50 million with a maturity date of December 2012 was entered into on July 8, 2008.
Other Forward Contracts
At June 30, 2008, the Company had other forward contracts not designated as hedges with a notional value of $20.7 million. These contracts, which mature on a monthly basis, have maturity dates ranging from January 2009 to February 2011. The fair value of these contracts was a net liability of $0.2 million at June 30, 2008.
Note 17. Share-Based Compensation
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
The compensation cost recorded for share-based compensation plans during the three months ended June 30, 2008 and 2007 was $7.9 million and $15.9 million, respectively. The compensation cost recorded for share-based compensation plans during the six months ended June 30, 2008 and 2007 was $15.7 million and $32.1 million, respectively.
During the three months ended June 30, 2008, the Company registered 6.5 million shares of common stock reserved for issuance for future awards pursuant to the 2001 Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 1 OF THIS DOCUMENT.
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
The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models and engine types such as the Boeing 787 and 747-8, the Airbus A380 and A350 XWB, the Embraer 190 and the Pratt & Whitney Geared Turbofan engine.

We have significant sales content on most of the airplanes manufactured in this market channel. We have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes.
While the commercial airline industry has been negatively impacted by the recent rise in fuel costs, the commercial airplane manufacturers still have a significant backlog of orders and continue to expect new order flow greater than new airplane deliveries in 2008. Airlines worldwide are expected to continue to take delivery of a significant number of new airplanes in 2008 and beyond to replace older aircraft and for additional capacity.
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
Capacity in the global airline system, as measured by ASMs, is expected to grow at about 4% to 5% in 2008. We expect that the global airplane fleet will continue to grow in 2008 and beyond, as the OE manufacturers are expected to deliver more airplanes than are retired. However, ASM growth could deteriorate if airlines choose to fly their in-service airplanes less frequently due to high fuel prices, decreased demand and other factors.
While we have significant product content on most of the airplane models that are currently in service, we enjoy the benefit of having excellent positions on the newer, more fuel-efficient airplanes currently in service. These positions have enabled us to continue to have strong commercial aftermarket sales growth. Even though many airlines have announced that they will remove some of their older airplanes from their fleets, we do not expect these removals to have a significant impact on our results in 2008. These older airplanes, primarily MD-80s and 737 Classics, represent approximately 31 percent of the world’s fleet of large commercial aircraft, but only 8 percent of our large commercial aftermarket sales, or about 2 percent of our total sales.
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
Long-term Sustainable Growth
We believe that we are well positioned to continue to grow our commercial airplane OE and aftermarket and defense and space sales due to:
•	Awards for key products on important new and expected programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Pratt & Whitney Geared Turbofan engine, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	Growing commercial airplane fleet, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems and intelligence, surveillance and reconnaissance products.

Second Quarter 2008 Sales Content by Market Channel
During the second quarter 2008, approximately 95% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	9%

Total Commercial, Regional, Business and General Aviation Airplane OE	36%

Large Commercial Airplane Aftermarket	29%
Regional, Business and General Aviation Airplane Aftermarket	6%

Total Commercial, Regional, Business and General Aviation Airplane Aftermarket	35%

Total Defense and Space	24%

Other	5%

Total	100%

Summary Performance - Second Quarter 2008 as Compared to Second Quarter 2007

	Second Quarter
	2008	2007	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,849.3	$1,576.4	17.3

Segment operating income (1)	$316.7	$256.5	23.5

Percent of sales	17.1%	16.3%
Income from continuing operations before income taxes	$253.1	$173.1	46.2

Income from continuing operations	$183.6	$123.8	48.3

Net income	$186.6	$124.8	49.5

Effective tax rate	27.5%	28.5%
Diluted EPS:
Continuing operations	$1.44	$0.97	48.5

Discontinued operations	$0.02	$0.01	100.0

Net income	$1.46	$0.98	49.0

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments, excluding the indirect costs related to the company-wide Enterprise Resource Planning (ERP) system implementation. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.
The sales increase in the second quarter 2008 as compared to the second quarter 2007 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately 28%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 26%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately 12%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 11%.
The segment operating income growth was generated by increased sales and improved operational performance in most business units as discussed in the “Business Segment Performance” section.
The change in income from continuing operations during the second quarter 2008 as compared to the second quarter 2007 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower share-based compensation	$8.0	$4.9	$0.04

Foreign exchange rate impact, including net monetary asset remeasurement	$(8.4)	$(5.3)	$(0.04)

Changes in estimates on long-term contracts	$(11.7)	$(7.1)	$(0.06)

Share-based compensation
The decrease in share-based compensation was primarily due to unfavorable changes in our share price.
Foreign exchange rate impact
The net unfavorable foreign exchange rate impact was primarily due to approximately $14 million of unfavorable foreign currency translation of net costs in currencies other than the U.S. Dollar, offset by approximately $6 million of higher net gains on cash flow hedges settled during second quarter of 2008.
Changes in estimates on long-term contracts
During the second quarter 2008 and 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units. These changes in estimates resulted in lower income of approximately $12 million in the second quarter of 2008 compared to the second quarter of 2007.

Summary Performance — Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

	Six Months Ended,
	June 30,
	2008	2007	% Change
	(Dollars in millions, except diluted EPS)
Sales	$3,594.3	$3,122.7	15.1

Segment operating income (1)	$618.6	$486.5	27.2

Percent of sales	17.2%	15.6%
Income from continuing operations before income taxes	$485.6	$325.7	49.1

Income from continuing operations	$337.2	$223.0	51.2

Net income	$344.5	$224.6	53.4

Effective tax rate	30.6%	31.6%
Diluted EPS:
Continuing operations	$2.64	$1.75	50.9

Discontinued operations	$0.06	$0.01	500.0

Net income	$2.70	$1.76	53.4

(1)	Segment operating income is total segment revenue reduced by operating expenses directly identifiable with our business segments, excluding the indirect costs related to the company-wide ERP system implementation. Segment operating income is used by management to assess the operating performance of the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.
The sales increase in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was driven primarily by growth in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately 20%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 25%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately 11%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 12%.
The segment operating income growth was generated by increased sales and improved operational performance in most business units as discussed in the “Business Segment Performance” section.

The change in income from continuing operations during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower share-based compensation	$16.4	$10.0	$0.07

Changes in estimates on long-term contracts	$12.1	$7.5	$0.06

Foreign exchange rate impact, including net monetary asset remeasurement	$(23.9)	$(14.6)	$(0.12)

Share-based compensation
The decrease in share-based compensation was primarily due to unfavorable changes in our share price.
Changes in estimates on long-term contracts
During the six months ended June 30, 2008 and 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units. These changes in estimates resulted in higher income of approximately $12 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Foreign exchange rate impact
The net unfavorable foreign exchange rate impact was primarily due to approximately $31 million of unfavorable foreign currency translation of net costs in currencies other than the U.S. Dollar, partially offset by approximately $11 million of higher net gains on cash flow hedges settled during the six months ended June 30, 2008.
2008 Outlook
We expect the following results for the year ending December 31, 2008:

	2008 Outlook	2007 Actual
Sales	$7.3 billion	$6.4 billion
Diluted EPS — Net Income	$4.80 to $4.95 per share	$3.78 per share
Capital Expenditures	$275 to $325 million	$282.6 million
Operating Cash Flow net of Capital Expenditures	Exceed 75% of net income	64% of net income
We expect that full year 2008 sales will be approximately $7.3 billion, compared with prior expectations of $7.2 to $7.3 billion. The outlook for 2008 net income per diluted share has been increased to $4.80 to $4.95, compared with prior expectations of $4.30 to $4.45. These increases, as compared with prior expectations in our Form 10-Q for the quarter ended March 31, 2008, reflect income expansion associated with sales growth in all major market channels and improved operating efficiencies.

The 2008 outlook assumes, among other factors, a full-year effective tax rate of 32.5%, which includes the benefit of an extension of the U.S. Research and Development Credit (R&D Credit). This compares with an effective tax rate of 31.8% for 2007.
We continue to expect net cash provided by operating activities, net of capital expenditures, to be in excess of 75% of net income in 2008. This outlook reflects a continuation of cash investments to support the Boeing 787 Dreamliner and the Airbus A350 XWB programs and capital expenditures for low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We continue to expect capital expenditures for 2008 to be in a range of $275 to $325 million.
Our 2008 sales outlook and market assumptions for each of our major market channels compared with the full year 2007 include the following:
•	Large commercial airplane OE sales are expected to increase by approximately 20%;

•	Regional, business and general aviation airplane OE sales are expected to increase by approximately 20%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase by approximately 8% to 11%; and

•	Defense and space sales of both OE and aftermarket products and services are expected to increase by approximately 13%, including sales resulting from the acquisition of TEAC Aerospace Holdings, Inc. (TEAC).
RESULTS OF OPERATIONS
Second Quarter 2008 Compared with Second Quarter 2007

	Second Quarter		$
	2008	2007	Change
	(Dollars in millions)
Sales	$1,849.3	$1,576.4	$272.9

Segment Operating Income	$316.7	$256.5	$60.2
Corporate General and Administrative Costs	(24.1)	(32.7)	8.6
ERP Implementation Costs	(4.1)	(4.0)	(0.1)

Total Operating Income	288.5	219.8	68.7
Net Interest Expense	(27.1)	(29.3)	2.2
Other Income (Expense) — Net	(8.3)	(17.4)	9.1
Income Tax Expense	(69.5)	(49.3)	(20.2)

Income from Continuing Operations	183.6	123.8	59.8
Income from Discontinued Operations	3.0	1.0	2.0

Net Income	$186.6	$124.8	$61.8

Effective Tax Rate	27.5%	28.5%

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs decreased for the second quarter 2008 as compared to the second quarter 2007 primarily due to lower share-based compensation and non-qualified pension expense.
Net interest expense decreased for the second quarter 2008 as compared to the second quarter 2007 primarily due to lower debt levels in 2008 as a result of the repayment of $162 million of notes which matured in the second quarter 2008.
Other income (expense) — net decreased for the second quarter 2008 as compared to the second quarter 2007, primarily as a result of the following:
•	Lower expenses related to previously owned businesses of approximately $4 million, primarily for environmental litigation and remediation costs; and

•	Higher income from equity in affiliated companies and lower minority interest expense of approximately $2 million.
For the second quarter of 2008, we reported an effective tax rate of 27.5%, including a benefit of approximately 9 percentage points for amended state returns primarily for additional research and development credits and changes in apportionment and a benefit of 7 percentage points related to amended returns following the settlement of a foreign tax audit. During the second quarter 2007, we reported an effective tax rate of 28.5%, including a benefit of approximately 6 percentage points for the elimination of certain valuation allowances against net operating losses of a foreign subsidiary and a benefit of approximately 2 percentage points related to the U.S. Research and Development Credit (R&D Credit). Our effective rate during the second quarter 2008 was not reduced for the benefit of the R&D Credit because the federal statute authorizing the R&D Credit had not been extended beyond December 31, 2007. We estimate that the effective rate as of June 30, 2008 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

	Six Months Ended
	June 30,		$
	2008	2007	Change
	(Dollars in millions)
Sales	$3,549.3	$3,122.7	$426.6

Segment Operating Income	$618.6	$486.5	$132.1
Corporate General and Administrative Costs	(46.7)	(61.4)	14.7
ERP Implementation Costs	(8.9)	(7.3)	(1.6)

Total Operating Income	563.0	417.8	145.2
Net Interest Expense	(54.8)	(59.1)	4.3
Other Income (Expense) — Net	(22.6)	(33.0)	10.4
Income Tax Expense Benefit	(148.4)	(102.7)	(45.7)

Income from Continuing Operations	337.2	223.0	114.2
Income from Discontinued Operations	7.3	1.6	5.7

Net Income	$344.5	$224.6	$119.9

Effective Tax Rate	30.6%	31.6%

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.
Corporate general and administrative costs decreased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily due to lower share-based compensation and non-qualified pension expense.
Net interest expense decreased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily due to the repayment of $162 million of notes which matured in the second quarter 2008.
Other income (expense) — net decreased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily as a result of the following:
•	Lower expenses related to previously owned businesses of approximately $8 million, primarily for environmental litigation and remediation costs; and

•	Higher income from equity in affiliated companies of approximately $3 million; offset by

•	Higher retiree health care expenses related to previously owned businesses of approximately $2 million.
For the six months ended June 30, 2008, we reported an effective tax rate of 30.6%, including a benefit of approximately 5 percentage points for amended state returns primarily for additional research and development credits and changes in apportionment and a benefit of approximately 4 percentage points related to amended returns following the settlement of a foreign tax audit. For the six months ended June 30, 2007, we reported an effective tax rate of 31.6%, including a benefit of approximately 3 percentage points for the elimination of certain valuation allowances against net operating losses of a foreign subsidiary and a benefit of approximately 2 percentage points related to the R&D Credit. Our effective rate during the six months ended June 30, 2008 was not reduced for the benefit of the U.S. R&D Credit because the federal statute authorizing the R&D Credit had not been extended beyond December 31, 2007. We estimate that the effective rate as of June 30, 2008 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.

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
Second Quarter 2008 Compared with Second Quarter 2007

	Second Quarter		Increase/	%	% of Sales
	2008	2007	(Decrease)	Change	2008	2007
NET CUSTOMER SALES
Actuation and Landing Systems	$689.6	$589.3	$100.3	17.0
Nacelles and Interior Systems	665.1	533.7	131.4	24.6
Electronic Systems	494.6	453.4	41.2	9.1

	$1,849.3	$1,576.4	$272.9	17.3

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$84.5	$59.0	$25.5	43.2	12.3	10.0
Nacelles and Interior Systems	160.7	135.1	25.6	18.9	24.2	25.3
Electronic Systems	71.5	62.4	9.1	14.6	14.5	13.8

	$316.7	$256.5	$60.2	23.5	17.1	16.3

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the second quarter 2008 increased from the second quarter 2007 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $34 million, primarily in our landing gear and actuation systems business units;

•	Higher defense and space OE and aftermarket sales of approximately $20 million, primarily in our landing gear, aircraft wheels and brakes and actuation systems business units;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $16 million, primarily in our landing gear and actuation systems business units;

•	Higher regional, business and general aviation airplane OE sales of approximately $15 million, primarily in our landing gear and actuation systems business units; and

•	Higher non-aerospace sales of approximately $14 million, primarily in our engine components business unit.
Actuation and Landing Systems segment operating income for the second quarter 2008 increased from the second quarter 2007 primarily as a result of the following:
•	Higher sales volume and favorable product mix across all of our business units, which resulted in higher income of approximately $26 million; and

•	Higher pricing across all of our business units, partially offset by increased operating costs across most of our business units, which resulted in higher income of approximately $10 million; partially offset by

•	Unfavorable foreign exchange of approximately $6 million; and

•	Lower income resulting from changes in estimates on certain long-term contracts of approximately $4 million.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the second quarter 2008 increased from the second quarter 2007 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $70 million, primarily in our aerostructures business unit;

•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume of approximately $31 million, primarily in our aerostructures business unit;

•	Higher regional, business, and general aviation airplane OE sales of approximately $16 million, primarily in our aerostructures business unit; and

•	Higher defense and space OE and aftermarket sales of approximately $11 million, primarily in our interiors and aerostructures business units.

Nacelles and Interior Systems segment operating income for the second quarter 2008 increased from the second quarter 2007 primarily due to the following:
•	Higher sales volume, primarily in our aerostructures business unit, which resulted in higher income of approximately $35 million; partially offset by

•	Lower income resulting from changes in estimates for certain long-term contracts at our aerostructures business unit of approximately $8 million; and

•	Unfavorable foreign exchange of approximately $3 million.
Electronic Systems: Electronic Systems segment sales for the second quarter 2008 increased from the second quarter 2008 primarily due to the following:
•	Higher large commercial airplane aftermarket sales of approximately $16 million, primarily in our engine control and electrical power and sensors and integrated systems business units, including sales associated with the acquisition of TEAC of approximately $6 million;

•	Higher defense and space OE and aftermarket sales of approximately $13 million, primarily in our engine control and electrical power and sensors and integrated systems business units, including sales associated with the acquisition of TEAC of approximately $6 million;

•	Higher non-aerospace sales of approximately $5 million, primarily in our engine control and electrical power business unit;

•	Higher regional, business and general aviation airplane OE sales of approximately $3 million, primarily in our sensors and integrated systems and engine control and electrical power business units; and

•	Higher large commercial airplane OE sales of approximately $3 million, primarily in our sensors and integrated systems business units.
Electronic Systems segment operating income for the second quarter 2008 increased from the second quarter 2007 primarily due to the following:
•	Higher sales volume partially offset by unfavorable product mix and pricing, across most of our business units, which resulted in higher income of approximately $16 million; partially offset by

•	Higher operating costs of approximately $6 million, primarily in our sensors and integrated systems and engine control and electrical power business units.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

	Six Months Ended
	June 30,		Increase/	%	% of Sales
	2008	2007	(Decrease)	Change	2008	2007
NET CUSTOMER SALES
Actuation and Landing Systems	$1,371.7	$1,156.3	$215.4	18.6
Nacelles and Interior Systems	1,285.6	1,080.5	205.1	19.0
Electronic Systems	937.0	885.9	51.1	5.8

	$3,594.3	$3,122.7	$471.6	15.1

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$158.6	$108.4	$50.2	46.3	11.6	9.4
Nacelles and Interior Systems	339.5	261.1	78.4	30.0	26.4	24.2
Electronic Systems	120.5	117.0	3.5	3.0	12.9	13.2

	$618.6	$486.5	$132.1	27.2	17.2	15.6

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the six months ended June 30, 2008 increased from the six months ended June 30, 2007 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $76 million, primarily in our landing gear and actuation systems business units;

•	Higher defense and space OE and aftermarket sales of approximately $54 million, primarily in our landing gear, actuation systems and aircraft wheels and brakes business units;

•	Higher regional, business and general aviation airplane OE and aftermarket sales of approximately $40 million, primarily in our landing gear and actuation systems business units;

•	Higher non-aerospace sales of approximately $29 million, primarily in our engine components business unit; and

•	Higher large commercial airplane aftermarket sales of approximately $12 million, primarily in our landing gear and actuation systems business units.
Actuation and Landing Systems segment operating income for the six months ended June 30, 2008 increased from the six months ended June 30, 2007 primarily as a result of the following:
•	Higher sales volume and favorable product mix across all business units, which resulted in higher income of approximately $39 million;

•	Higher operating income of approximately $25 million, driven primarily by higher pricing across most of our business units, partially offset by increased operating costs across all business units; and

•	Unfavorable foreign exchange of approximately $14 million.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the six months ended June 30, 2008 increased from the six months ended June 30, 2007 primarily due to the following:
•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume of approximately $77 million, primarily in our aerostructures business unit;

•	Higher large commercial airplane OE sales of approximately $75 million, primarily in our aerostructures business unit;

•	Higher regional, business, and general aviation airplane OE sales, primarily in our aerostructures business unit, of approximately $27 million; and

•	Higher defense OE and aftermarket sales of approximately $23 million, primarily in our interiors business unit.
Nacelles and Interior Systems segment operating income for the six months ended June 30, 2008 increased from the six months ended June 30, 2007 primarily due to the following:
•	Increased sales volume, primarily in our aerostructures and interiors business units, which resulted in increased income of approximately $68 million;

•	Favorable changes in estimates for certain long-term contracts at our aerostructures business unit of approximately $12 million, primarily due to changes in cost and operational performance; and

•	Settlement of a claim with a customer at our interiors business unit which resulted in higher income of approximately $4 million; partially offset by

•	Unfavorable foreign exchange of approximately $6 million.
Electronic Systems: Electronic Systems segment sales for the six months ended June 30, 2008 increased from the six months ended June 30, 2007 primarily due to:
•	Higher large commercial airplane aftermarket sales of approximately $18 million, primarily in our engine control and electrical power and sensors and integrated systems business units, including sales associated with the acquisition of TEAC of approximately $6 million;

•	Higher defense and space OE and aftermarket sales of approximately $15 million across most of our business units, including sales associated with the acquisition of TEAC of approximately $6 million;

•	Higher large commercial OE sales of approximately $8 million, primarily in our engine control and electrical power business unit;

•	Higher regional and general aviation airplane OE and aftermarket sales of approximately $6 million, primarily in our sensors and integrated systems and engine control and electrical power business units; and

•	Higher non-aerospace sales of approximately $5 million, primarily in our sensors and integrated systems and engine control and electrical power business units.
Electronic Systems segment operating income for the six months ended June 30, 2008 increased from the six months ended June 30, 2007 primarily as a result of the following:
•	Higher sales volume, partially offset by unfavorable product mix, primarily in our engine control and electrical power business unit, resulted in higher income of approximately $15 million; partially offset by

•	Higher operating costs of approximately $5 million, primarily in our engine control and electrical power and sensors and integrated systems business units; and

•	Unfavorable foreign exchange of approximately $5 million.
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
On April 17, 2008, we completed the acquisition of TEAC, a leading provider of proprietary airborne mission data, video recording and debrief products for the defense industry, and cabin video systems for commercial airlines, for approximately $84 million in cash, net of cash acquired. TEAC is reported in the Electronic Systems segment.
On July 1, 2008, Standard & Poor’s upgraded our credit rating from BBB, outlook positive to BBB+, outlook stable.
On July 23, 2008, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable October 1, 2008 to shareholders of record on September 2, 2008.
Cash
At June 30, 2008, we had cash and cash equivalents of $265.5 million, as compared to $406 million at December 31, 2007.

Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $477.7 million was available at June 30, 2008; and

•	$75 million of uncommitted domestic money market facilities and $181.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $235.9 million was available at June 30, 2008.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow us, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow us to lease aircraft and equipment having a maximum unamortized value of $150 million at June 30, 2008. These leases are priced at a spread over LIBOR and are extended periodically through the end of the lease terms, unless notice is provided. At June 30, 2008, future payments under these leases total $10.5 million through the end of the lease terms. At June 30, 2008, we had guarantees of residual values on lease obligations of $24.8 million. We are obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under standard operating leases were $177.5 million at June 30, 2008.
Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At June 30, 2008, our contracts had a notional amount of $1,637.7 million, fair value of a $133.1 million net asset and maturity dates ranging from July 2008 to December 2012. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months was a gain of $71.3 million. During the second quarter of 2008 and 2007, we realized net gains of $21 million and $15.1 million respectively, related to contracts that settled. During the six months ended June 30, 2008 and 2007, we realized net gains of $41.3 million and $30.6 million respectively, related to contracts that settled.

•	Interest Rate Swap Designated as a Fair Value Hedge: At June 30, 2008, our contract had a notional amount of $50 million, a fair value of a $2.6 million net asset and maturity date of July 2016. An additional interest rate swap with a notional amount of $50 million and a maturity date of December 2012 was entered into on July 8, 2008.

•	Foreign Currency Contracts not Designated as Hedges: At June 30, 2008, our contracts had a notional amount of $20.7 million with maturity dates ranging from January 2009 to February 2011. During the second quarter of 2008 and 2007, we realized a net loss of $0.1 million and a net gain of $1.4 million, respectively. During the six months ended June 30, 2008 and June 30, 2007, we realized net gains of $8.3 million and $0.5 million, respectively, related to contracts that settled. The fair value of these contracts was a net liability of $0.2 million at June 30, 2008.
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
Contractual Obligations and Other Commercial Commitments
There have been no material changes, other than long-term debt repayments of approximately $197 million, to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2007. The table excludes our liability for unrecognized tax benefits, which was $237 million at June 30, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
Long-term Debt Repayments
We used cash from operations to repay $162 million for the following notes, which matured on April 15, 2008:
•	$119 million principal amount of the 7.5% notes; and

•	$43 million principal amount of the 6.45% notes.
On June 23, 2008, we also used cash from operations to repay $34.9 million of debt that was previously classified as long-term borrowings under our revolving credit facility.

CASH FLOW
The following table summarizes our cash flow activity for the six months ended June 30, 2008 and 2007:

	2008	2007	$ Change
	(Dollars in millions)
Operating activities of continuing operations	$319.5	$192.1	$127.4
Investing activities of continuing operations	$(207.2)	$(94.3)	$(112.9)
Financing activities of continuing operations	$(267.9)	$(91.1)	$(176.8)
Discontinued operations	$13.5	$3.7	$9.8
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the six months ended June 30, 2008 from the six months ended June 30, 2007 primarily consisted of the following:
•	Higher before tax income of approximately $160 million;

•	Lower pension and other postretirement benefit plan contributions of approximately $80 million; and

•	Lower net tax payments of approximately $11 million; partially offset by

•	Working capital requirements of approximately $99 million.
Investing Activities of Continuing Operations
Net cash used by investing activities for the six months ended June 30, 2008 and 2007 included capital expenditures of $116.3 million and $95 million, respectively. On January 18, 2008, we acquired Skyline Industries, Inc. for $9.5 million in cash and on April 17, 2008, acquired TEAC for approximately $84 million in cash, net of cash acquired.
We expect net cash provided by operating activities, net of capital expenditures, to be in excess of 75% of net income in 2008. This outlook reflects a continuation of cash investments to support the Boeing 787 Dreamliner and the Airbus A350 XWB programs and capital expenditures for low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We expect capital expenditures for 2008 to be in a range of $275 million to $325 million.

Financing Activities of Continuing Operations
The decrease in net cash used in financing activities for the six months ended June 30, 2008 from the six months ended June 30, 2007 consisted primarily of the following:
•	Long-term debt repayments of approximately $197 million primarily in connection with the repayment of notes which matured in April 2008 and the repayment of approximately $35 million of debt that was previously classified as long-term; and

•	A decrease of proceeds from the issuance of our common stock, primarily for stock compensation programs, of approximately $44 million; partially offset by

•	Lower purchases of our common stock in connection with our share repurchase program of approximately $76 million.
As of June 30, 2008, we have purchased approximately 4 million shares for approximately $254 million under our share repurchase program.
On April 22, 2008, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable July 1, 2008 to shareholders of record on June 2, 2008.
Discontinued Operations
Net cash provided by discontinued operations in the six months ended June 30, 2008 primarily consisted of the finalization of the purchase price for ATS and proceeds from the sale of a previously discontinued operation. Net cash provided by discontinued operations in the six months ended June 30, 2007, consisted primarily of cash flow provided by the operating activities of ATS.
CONTINGENCIES
General
There are various pending or threatened claims, lawsuits and administrative proceedings against us or our subsidiaries, arising in the ordinary course of business which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. Legal costs are expensed when incurred.

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
Our Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $68.7 million and $69.6 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, $23.1 million and $18.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At June 30, 2008 and December 31, 2007, $29.3 million and $29.4 million, respectively, was associated with ongoing operations and $39.4 million and $40.2 million, respectively, was associated with previously owned businesses.

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
At June 30, 2008 and December 31, 2007, the deferred settlement credit was $51.7 million and $53.6 million, respectively, for which $7.7 million and $7.6 million, respectively, was reported in accrued expenses and $44 million and $46 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

Liabilities of Divested Businesses
Asbestos
In May 2002, we completed the tax-free spin-off of its Engineered Industrial Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries prior to our ownership. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries. A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these and other such claims. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. We believe that such claims would not have a material adverse effect on our financial condition, but could have a material adverse effect on our results of operations and cash flows in a particular period.
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
Guarantees
At June 30, 2008, we had letters of credit and bank guarantees of $64.9 million and residual value guarantees of lease obligations of $24.8 million. See Note 10, “Financing Arrangements” to our Condensed Consolidated Financial Statements.
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
Tax Years Prior to 2000
The previous examination cycle included the consolidated income tax groups for the audit periods identified below:

Coltec Industries Inc. and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998 — 1999 (including Rohr and Coltec)
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
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $25 million at June 30, 2008. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $12.5 million at June 30, 2008. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. No payment has been made for the $25 million of interest or $12.5 million of penalty interest. The Franchise Tax Board took the position that under California law, Rohr was required to pay the full amount of interest prior to filing any suit for refund. In April 2008, the Supreme Court of California denied the Franchise Tax Board’s final appeal on this procedural matter and Rohr can now proceed with its refund suit without paying any interest.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED
The following accounting standards, effective for fiscal year 2009, have not yet been adopted:
•	Financial Accounting Standards Board (FASB) Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.

•	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.

•	Statement of Financial Accounting Standards No. 141(R), “Business Combinations”.

•	Statement of Financial Accounting Standards No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.
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
We estimate the fair values of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any impairment exists. The cash flow forecasts are adjusted by a long-term growth rate and a discount rate derived from our weighted-average cost of capital at the date of evaluation.
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At June 30, 2008 and December 31, 2007, the carrying amount of participation payments was $122.5 million and $123.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No impairment charges were recorded in the six months ended June 30, 2008 or 2007.
Entry Fees
Certain businesses in our Nacelles and Interior Systems and Electronic Systems segments make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis as a reduction to sales. At June 30, 2008 and December 31, 2007, the carrying amount of entry fees was $129.5 million and $132.1 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No impairment charges were recorded in the six months ended June 30, 2008 or 2007.
Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At June 30, 2008 and December 31, 2007, the carrying amount of sales incentives was $62.3 million and $60.2 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No material impairment charges were recorded in the six months ended June 30, 2008 or 2007.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At June 30, 2008 and December 31, 2007, the carrying amount of sales flight certification costs was $40.7 million and $35.8 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No impairment charges were recorded in the six months ended June 30, 2008 or 2007.

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
Stock Options
We use the Black-Scholes-Merton formula to estimate the expected value that our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted-average assumptions include:

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

Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first six months of 2008 and 2007 was $69.68 and $46.08 per unit, respectively.
Performance Units
The value of each award is determined based upon the average of the high and low fair value of our stock, as adjusted for either a performance condition or a market condition. The performance condition is applied to one-half of the awards and is based upon our actual return on invested capital (ROIC) as compared to a target ROIC. The market condition is applied to the other half of the awards and is based on our relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies. Performance share units awarded to our senior management are paid in cash. Since the awards will be paid in cash, they are recorded as a liability award in accordance with SFAS 123(R) and are marked to market each reporting period. As such, assumptions are evaluated for each award on an ongoing basis.
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

Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Mistubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 Dreamliner, the Airbus A380 and A350 XWB aircraft programs, and major military programs;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies and/or consolidations in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which expenses relating to employee and retiree medical and pension benefits change;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries;

•	the effect of changes in accounting policies or tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control; and

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts.
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
At June 30, 2008, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $0.9 million. At June 30, 2008, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $176 million. The fair value of these foreign currency forward contracts was $133.1 million at June 30, 2008. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended June 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
April 2008	35,245	$66.76	30,000
May 2008	236,959	64.22	226,500
June 2008	51,065	59.43	50,000

Total	323,269	63.74	306,500	$346 million

(1)	The category includes 16,769 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 4. Submission of Matters to a Vote of Security Holders
The 2008 Annual Meeting of Shareholders was held on April 22, 2008 at 10:00 a.m. Eastern time at the Company’s headquarters in Charlotte, North Carolina. As described in the 2008 Proxy Statement, the following actions were taken:
•	The eleven nominees for director were elected;

•	The appointment of Ernst & Young LLP as independent registered public accounting firm for the year 2008 was ratified;

•	The Amendment and Restatement of the Goodrich Corporation 2001 Equity Compensation Plan was approved; and

•	The Goodrich Corporation 2008 Global Employee Stock Purchase Plan was approved.
The votes were as follows:
Election of Directors:

	Number of Shares Voted For	Number of Shares Vote Withheld
Diane C. Creel	107,853,827	6,768,573
George A. Davidson, Jr.	108,003,574	6,618,827
Harris E. DeLoach, Jr.	110,165,059	4,457,341
James W. Griffith	109,795,669	4,826,731
William R. Holland	110,200,050	4,442,351
John P. Jumper	110,086,865	4,535,536
Marshall O. Larsen	108,123,705	6,498,695
Lloyd W. Newton	109,921,863	4,700,538
Douglas E. Olesen	108,447,804	6,174,597
Alfred M. Rankin, Jr.	108,424,799	6,197,602
A. Thomas Young	108,004,284	6,618,117
Appointment of Independent Registered Public Accounting Firm:
111,447,124 shares voted for; 2,257,310 shares voted against; and 917,964 shares abstained from voting.
Amendment and Restatement of the Goodrich Corporation 2001 Equity Compensation Plan:
84,348,463 shares voted for; 14,730,237 shares voted against; 1,096,921 shares abstained from voting; and there were 14,446,778 broker non-votes.
Approve the Goodrich Corporation 2008 Global Employee Stock Purchase Plan:
98,425,745 shares voted for; 786,827 shares voted against; 963,049 shares abstained from voting; and there were 14,446,778 broker non-votes.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated July 26, 2007, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number 4 to the Goodrich Corporation Severance Program.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2008	GOODRICH CORPORATION
/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated July 26, 2007, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number 4 to the Goodrich Corporation Severance Program.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

*	Submitted electronically herewith.