Form 10-Q
period 2008-09-30
GOODRICH CORP
filed 2008-10-27
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code: (704) 423-7000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2008, there were 123,098,500 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	61
PART II. OTHER INFORMATION	62
Item 1. Legal Proceedings	62
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 6. Exhibits	64
SIGNATURE	65
EXHIBIT INDEX	66
Exhibit 10.1
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 10.1
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of September 30, 2008, and the related condensed consolidated statement of income for the three- and nine- month periods ended September 30, 2008 and 2007, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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

/s/ Ernst & Young LLP

Charlotte, North Carolina
October 24, 2008

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions, except per share amounts)
Sales	$1,772.3	$1,601.7	$5,366.6	$4,724.4
Operating costs and expenses:
Cost of sales	1,214.9	1,102.9	3,715.2	3,293.4
Selling and administrative costs	260.6	262.6	791.6	777.0

	1,475.5	1,365.5	4,506.8	4,070.4

Operating Income	296.8	236.2	859.8	654.0
Interest expense	(26.7)	(31.5)	(85.2)	(93.8)
Interest income	1.4	2.2	5.1	5.5
Other income (expense) — net	(9.6)	(12.5)	(32.2)	(45.6)

Income from continuing operations before income taxes	261.9	194.4	747.5	520.1
Income tax expense	(94.1)	(54.2)	(242.5)	(156.9)

Income From Continuing Operations	167.8	140.2	505.0	363.2
Income (loss) from discontinued operations — net of income taxes	0.2	(13.4)	7.5	(11.8)

Net Income	$168.0	$126.8	$512.5	$351.4

Basic Earnings Per Share
Continuing operations	$1.35	$1.12	$4.04	$2.90
Discontinued operations	—	(0.11)	0.06	(0.09)

Net Income	$1.35	$1.01	$4.10	$2.81

Diluted Earnings Per Share
Continuing operations	$1.33	$1.10	$3.97	$2.84
Discontinued operations	—	(0.11)	0.06	(0.09)

Net Income	$1.33	$0.99	$4.03	$2.75

Dividends Declared Per Common Share	$0.225	$0.20	$0.675	$0.60

See Notes Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2008	2007
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$246.9	$406.0
Accounts and notes receivable, less allowances for doubtful receivables ($22.4 at September 30, 2008 and $14.3 at December 31, 2007)	1,138.4	1,006.2
Inventories — net	1,985.0	1,775.6
Deferred income taxes	177.0	178.2
Prepaid expenses and other assets	59.7	108.4
Income taxes receivable	5.5	74.4

Total Current Assets	3,612.5	3,548.8

Property, plant and equipment — net	1,424.9	1,387.4
Prepaid pension	28.4	16.1
Goodwill	1,410.2	1,363.2
Identifiable intangible assets — net	447.8	452.1
Deferred income taxes	23.0	11.1
Other assets	674.8	755.3

Total Assets	$7,621.6	$7,534.0

Current Liabilities
Short-term debt	$112.5	$21.9
Accounts payable	677.3	586.7
Accrued expenses	892.0	930.8
Income taxes payable	103.7	10.6
Deferred income taxes	31.0	29.7
Current maturities of long-term debt and capital lease obligations	122.1	162.9

Total Current Liabilities	1,938.6	1,742.6

Long-term debt and capital lease obligations	1,405.4	1,562.9
Pension obligations	381.6	417.8
Postretirement benefits other than pensions	337.1	358.9
Long-term income taxes payable	121.6	146.0
Deferred income taxes	133.6	170.2
Other non-current liabilities	576.0	556.2
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 143,507,229 shares at September 30, 2008 and 142,372,162 shares at December 31, 2007 (excluding 14,000,000 shares held by a wholly owned subsidiary)	717.5	711.9
Additional paid-in capital	1,513.3	1,453.1
Income retained in the business	1,481.7	1,054.8
Accumulated other comprehensive income (loss)	(191.7)	14.4
Common stock held in treasury, at cost (20,408,729 shares at September 30, 2008 and 17,761,696 shares at December 31, 2007)	(793.1)	(654.8)

Total Shareholders’ Equity	2,727.7	2,579.4

Total Liabilities And Shareholders’ Equity	$7,621.6	$7,534.0

See Notes Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in millions)
Operating Activities
Net income	$512.5	$351.4
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(7.5)	11.8
Restructuring and consolidation:
Expenses	1.3	1.5
Payments	(1.7)	(2.9)
Pension and postretirement benefits:
Expenses	76.9	95.6
Contributions and benefit payments	(124.2)	(137.4)
Depreciation and amortization	192.0	188.6
Excess tax benefits related to share-based payment arrangements	(8.4)	(11.7)
Share-based compensation expense	25.5	55.3
Deferred income taxes	(9.0)	(11.9)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(149.1)	(93.5)
Inventories, net of pre-production and excess-over-average	(144.4)	(120.0)
Pre-production and excess-over-average inventories	(83.3)	(86.7)
Other current assets	(2.8)	7.8
Accounts payable	107.9	11.8
Accrued expenses	(55.5)	76.8
Income taxes payable/receivable	151.2	68.3
Other non-current assets and liabilities	(20.6)	1.3

Net Cash Provided By Operating Activities	460.8	406.1

Investing Activities
Purchases of property, plant and equipment	(189.6)	(160.6)
Proceeds from sale of property, plant and equipment	2.8	0.8
Payments made for acquisitions, net of cash acquired	(131.8)	—

Net Cash Used In Investing Activities	(318.6)	(159.8)

Financing Activities
Increase (decrease) in short-term debt, net	90.6	(0.3)
Repayment of long-term debt and capital lease obligations	(198.1)	(1.1)
Proceeds from issuance of common stock	24.2	78.9
Purchases of treasury stock	(138.3)	(152.5)
Dividends paid	(85.7)	(75.9)
Excess tax benefits related to share-based payment arrangements	8.4	11.7
Distributions to minority interest holders	(6.8)	(3.2)

Net Cash Used In Financing Activities	(305.7)	(142.4)

Discontinued Operations
Net cash provided by (used in) operating activities	(2.6)	6.6
Net cash provided by (used in) investing activities	15.7	(1.4)
Net cash provided by (used in) financing activities	—	—

Net cash provided by (used in) discontinued operations	13.1	5.2
Effect of exchange rate changes on cash and cash equivalents	(8.7)	3.9

Net increase (decrease) in cash and cash equivalents	(159.1)	113.0
Cash and cash equivalents at beginning of period	406.0	201.3

Cash and cash equivalents at end of period	$246.9	$314.3

See Notes Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying Unaudited Condensed Consolidated Financial Statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2008. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
As discussed in Note 5, “Discontinued Operations”, Goodrich Aviation Technical Services, Inc. (ATS) has been accounted for as a discontinued operation. Unless otherwise noted, disclosures pertain to the Company’s continuing operations.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three and nine months ended September 30, 2008 and 2007, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended September 30, 2008 and 2007 by $38.7 million and $19.2 million, respectively ($23.7 million and $11.7 million after tax, respectively). The changes in estimates increased income from continuing operations before income taxes during the nine months ended September 30, 2008 and 2007 by $87.4 million and $54.4 million, respectively ($53.6 million and $33.2 million after tax, respectively).
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
Accounting Standards Not Yet Adopted
Two-class Method of Computing Earnings Per Share
In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires that all prior period EPS be adjusted retroactively. Upon adoption, the Company does not expect this standard to have a material impact on its disclosures of EPS.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Upon adoption, the Company will include additional disclosures of its derivative instruments to comply with this standard.

Business Combinations and Noncontrolling Interests
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) and Statement of Financial Accounting Standards No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. Upon adoption, the Company will change the presentation of its noncontrolling interests in its Consolidated Financial Statements to comply with the requirements of SFAS 160. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
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

The Company measures each reporting segment’s profit based upon operating income. Accordingly, the Company does not allocate net interest expense, other income (expense) — net and income taxes to its reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that are not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for the Company’s condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Sales:
Actuation and Landing Systems	$664.2	$607.8	$2,035.9	$1,764.1
Nacelles and Interior Systems	596.5	545.2	1,882.1	1,625.8
Electronic Systems	511.6	448.7	1,448.6	1,334.5

	$1,772.3	$1,601.7	$5,366.6	$4,724.4

Intersegment sales:
Actuation and Landing Systems	$8.5	$8.0	$26.4	$21.2
Nacelles and Interior Systems	1.9	5.1	11.3	14.2
Electronic Systems	6.6	5.9	19.3	23.0

	$17.0	$19.0	$57.0	$58.4

Operating income:
Actuation and Landing Systems	$80.0	$73.6	$238.6	$182.0
Nacelles and Interior Systems	162.4	143.6	501.9	404.7
Electronic Systems	79.3	58.7	199.8	175.7

	321.7	275.9	940.3	762.4
Corporate general and administrative expenses	(21.1)	(34.5)	(67.8)	(95.9)
ERP implementation costs	(3.8)	(5.2)	(12.7)	(12.5)

Total operating income	$296.8	$236.2	$859.8	$654.0

Note 4. Other Income (Expense) — net
Other Income (Expense) — net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(3.8)	$(4.6)	$(14.6)	$(13.8)
Expenses related to previously owned businesses	(2.1)	(4.8)	(5.9)	(16.1)
Minority interest and equity in affiliated companies	(3.5)	(4.7)	(12.3)	(17.6)
Other — net	(0.2)	1.6	0.6	1.9

Other income (expense) — net	$(9.6)	$(12.5)	$(32.2)	$(45.6)

“Expenses related to previously owned businesses” primarily relates to environmental litigation costs, net of settlements, and remediation costs.

Note 5. Discontinued Operations
On September 21, 2007, the Company reached a definitive agreement to sell ATS, which was previously reported in the Actuation and Landing Systems segment. The sale closed during the fourth quarter of 2007. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company compared the book value of the net assets of ATS to their fair value and recorded an estimated loss on the sale of $13.9 million after tax during the three and nine months ended September 30, 2007. All periods have been reclassified to reflect ATS as a discontinued operation. The costs and revenues, assets and liabilities, and cash flows of ATS have been reported as a discontinued operation in the Company’s condensed consolidated financial statements.
On March 3, 2008, the Company sold a previously discontinued operation.
Discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Sales — ATS	$—	$34.4	$—	$122.6

Operations — ATS — net of tax for the three and nine months ended September 30, 2007 of $0.2 and $1.3, respectively	$—	$0.6	$—	$2.5
Estimated loss on sale of ATS net of income tax benefit of $37.5	—	(13.9)	—	(13.9)
Previously discontinued operations — net of tax expense for the three and nine months ended September 30, 2008 of $0 and $0.6, respectively; net of tax benefit for the three and nine months ended September 30, 2007 of $0.1 and $0.3, respectively	0.2	(0.1)	7.5	(0.4)

Income (loss) from discontinued operations	$0.2	$(13.4)	$7.5	$(11.8)

Note 6. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per share — income from continuing operations	$167.8	$140.2	$505.0	$363.2

Denominator
Denominator for basic earnings per share — weighted-average shares	124.4	125.0	124.9	125.2
Effect of dilutive securities:
Stock options, employee stock purchase plan, restricted shares and restricted share units	1.8	2.6	2.1	2.5
Other deferred compensation shares	0.1	0.1	0.1	0.1

	1.9	2.7	2.2	2.6

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	126.3	127.7	127.1	127.8

Per share income from continuing operations
Basic	$1.35	$1.12	$4.04	$2.90

Diluted	$1.33	$1.10	$3.97	$2.84

At September 30, 2008 and 2007, the Company had 4.6 million and 4.8 million of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the nine months ended September 30, 2008 and 2007, 896,000 and 1.2 million, respectively, anti-dilutive stock options were excluded from the diluted earnings per share calculation.
During the nine months ended September 30, 2008 and 2007, the Company issued 1.1 million and 2.7 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
During the nine months ended September 30, 2008 and 2007, the Company repurchased 2.5 million shares and 2.7 million shares, respectively, under its share repurchase program that was initially approved by the Board of Directors on October 24, 2006 and increased by the Board of Directors on February 19, 2008, for $600 million in total. As of September 30, 2008, the Company has purchased 6.4 million shares to date for approximately $354 million under the Company’s share repurchase program.
Note 7. Fair Value Measurements
As described in Note 2, “New Accounting Standards”, the Company has adopted SFAS 157 which defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:
     Level 1 — quoted prices in active markets for identical assets and liabilities.
     Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.
     Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were as follows:

	Balance
	September 30,
	2008	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash Equivalents	$37.5	$37.5	$—	$—
Derivative Financial Instruments (1)
Cash Flow Hedges	(7.4)	—	(7.4)	—
Fair Value Hedges	3.6	—	3.6	—
Other Forward Contracts	2.1	—	2.1	—
Rabbi Trust Assets (2)	40.5	40.5	—	—

(1)	See Note 16, “Derivatives and Hedging Activities”.

(2)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees.

Note 8. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$250.6	$252.9
In-process	1,272.0	1,067.0
Raw materials and supplies	553.1	533.3

	2,075.7	1,853.2
Less:
Reserve to reduce certain inventories to LIFO basis	(52.4)	(49.5)
Progress payments and advances	(38.3)	(28.1)

Total	$1,985.0	$1,775.6

In-process inventory included $603.3 million and $515.4 million at September 30, 2008 and December 31, 2007, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs guaranteed of recovery under long-term contractual arrangements. The September 30, 2008 balance of $603.3 million included $374.5 million related to Boeing 787 contracts.
The Company uses the last-in, first-out (LIFO) method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business unit in the Actuation and Landing Systems segment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 9. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

	Balance			Foreign	Balance
	December 31,	Business		Currency	September 30,
	2007	Combinations (3)		Translation	2008
	(Dollars in millions)
Actuation and Landing Systems	$331.5	$—		$(16.7)	$314.8
Nacelles and Interior Systems	433.1	3.6	(1)	(0.7)	436.0
Electronic Systems	598.6	61.0	(2)	(0.2)	659.4

	$1,363.2	$64.6		$(17.6)	$1,410.2

(1)	On January 18, 2008, the Company acquired Skyline Industries, Inc. (Skyline) for $9.5 million in cash. Based upon an independent valuation, identifiable intangibles were $4.1 million and will be amortized over a weighted-average useful life of 20 years.

(2)	On April 17, 2008, the Company acquired TEAC Aerospace Holdings, Inc. (TEAC) for $84 million in cash, net of cash acquired. Based upon an independent valuation, identifiable intangibles were $30.9 million and will be amortized over a weighted-average useful life of 11 years.

On July 28, 2008, the Company acquired certain assets of Recon/Optical, Inc. (ROI) for $38.4 million in cash. Based upon an independent valuation, identifiable intangibles were $7.9 million and will be amortized over a weighted-average useful life of 12 years.

(3)	Goodwill amounts are preliminary and may be adjusted when certain pre-acquisition contingencies are resolved.
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
At September 30, 2008, there were $70 million in borrowings and $36.3 million in letters of credit outstanding under the facility. At December 31, 2007, there were $34.9 million in borrowings and $22.3 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $1,499.9 million of income retained in the business and additional paid-in capital was free from such limitations at September 30, 2008. At September 30, 2008, the Company had borrowing capacity under this facility of $393.7 million, after reductions for borrowings and letters of credit outstanding under the facility.
At September 30, 2008, the Company had letters of credit and bank guarantees of $77.1 million, inclusive of $36.3 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.
At September 30, 2008, the Company also maintained $75 million of uncommitted domestic money market facilities and $174.9 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At September 30, 2008 and December 31, 2007, there were $42.5 million and $25.9 million, respectively, in borrowings outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

Long-term Debt Repayments
The Company used cash from operations to repay $162 million for the following notes, which matured on April 15, 2008:
•	$119 million principal amount of the 7.5% notes; and
•	$43 million principal amount of the 6.45% notes.
On June 23, 2008, the Company also used cash from operations to repay $34.9 million under its revolving credit facility.
Lease Commitments
The Company leases certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow the Company, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow the Company to lease corporate aircraft and equipment having a maximum unamortized value of $150 million at September 30, 2008. These leases are priced at a spread over LIBOR and are extended periodically through the end of the lease terms, unless notice is provided. At September 30, 2008, future payments under these leases were $9.5 million. At September 30, 2008, the Company had guarantees of residual values on lease obligations of $24.8 million. The Company is obligated to either purchase or remarket the leased assets at the end of the lease term. During the three months ended September 30, 2008, the Company entered into a similar arrangement to lease corporate aircraft having a maximum unamortized value of $55 million.
Future minimum lease payments under standard operating leases were $173.5 million at September 30, 2008.

Note 11. Pensions and Postretirement Benefits Other Than Pensions
Pensions
The following table sets forth the components of net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company are included in the amounts below.

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$10.7	$11.4	$7.1	$7.4	$1.4	$1.3
Interest cost	41.9	39.5	10.7	10.0	1.6	1.4
Expected return on plan assets	(50.0)	(47.7)	(16.2)	(15.2)	(1.7)	(1.6)
Amortization of prior service cost	1.4	1.8	(0.3)	(0.3)	—	—
Amortization of actuarial loss	12.3	14.3	—	—	0.2	0.3

Net periodic benefit cost	16.3	19.3	1.3	1.9	1.5	1.4
Settlements and curtailments loss	0.1	6.0	—	—	—	—

Net benefit cost	$16.4	$25.3	$1.3	$1.9	$1.5	$1.4

	U.S. Plans		U.K. Plans		Other Plans
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$32.1	$34.9	$22.1	$21.9	$4.3	$3.6
Interest cost	125.7	120.0	32.8	29.5	4.8	4.0
Expected return on plan assets	(150.1)	(146.3)	(50.1)	(45.0)	(5.2)	(4.5)
Amortization of prior service cost	4.2	5.6	(0.8)	(0.8)	0.1	—
Amortization of actuarial loss	36.7	47.0	—	—	0.7	0.8

Net periodic benefit cost	48.6	61.2	4.0	5.6	4.7	3.9
Settlements and curtailments loss	0.1	6.0	—	—	—	—

Net benefit cost	$48.7	$67.2	$4.0	$5.6	$4.7	$3.9

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	2008	2007	2008	2007	2008	2007
Discount rate	6.30%		5.50%	5.00%	5.28%	4.88%
1/1/07 — 9/20/07		5.89%
9/21/07 — 9/30/07		6.28%

Expected long-term rate of return on assets	9.00%	9.00%	8.50%	8.50%	8.24%	8.28%
Rate of compensation increase	4.10%	3.86%	3.75%	3.50%	3.38%	3.36%
On September 21, 2007, a definitive agreement to divest ATS was reached and assumptions for the U.S. qualified pension plans were reevaluated to remeasure the plan obligations and assets. In connection with the remeasurement, there was a curtailment loss of $6 million reported in discontinued operations in the three and nine months ended September 30, 2007.

Anticipated Contributions to Defined Benefit Plans and Trusts
As of September 30, 2008, the Company had contributed $101.6 million to its worldwide qualified and non-qualified pension plans. For 2008, the Company expects to contribute up to a total of $120 million to these plans.
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost. Other postretirement benefits (OPEB) related to divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Service cost	$0.3	$0.4	$1.2	$1.4
Interest cost	5.5	5.6	16.5	17.1
Amortization of prior service cost	—	—	(0.1)	(0.1)
Amortization of actuarial (gain) loss	0.5	1.4	1.9	2.2

Net periodic benefit cost	$6.3	$7.4	$19.5	$20.6

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three and Nine Months Ended September 30,
	2008	2007
Discount rate	6.12%	5.79%
Healthcare trend rate	8.3% in 2008 to 5% in 2015	9% in 2007 to 5% in 2013
Note 12. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Net income	$168.0	$126.8	$512.5	$351.4
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(147.7)	51.4	(117.4)	109.6
Pension/OPEB liability adjustments during the period, net of tax for the three and nine months ended September 30, 2008 of $(5.7) and ($11.8), respectively; net of tax for the three and nine months ended September 30, 2007 of ($66.3) and ($70.4), respectively	8.1	100.9	15.0	127.4
Gain (loss) on cash flow hedges, net of tax for the three and nine months ended September 30, 2008 of $49.4 and $55.7, respectively; net of tax for the three and nine months ended September 30, 2007 of ($16.3) and ($28.2), respectively	(91.7)	29.1	(103.7)	53.4

Total comprehensive income (loss)	$(63.3)	$308.2	$306.4	$641.8

Accumulated other comprehensive income (loss) consisted of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains	$232.2	$349.6
Pension/OPEB liability adjustments, net of deferred taxes of $273.8 and $285.6, respectively	(417.8)	(432.8)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of $2.3 and $(53.4), respectively	(6.1)	97.6

Total accumulated other comprehensive income (loss)	$(191.7)	$14.4

No income taxes are provided on unrealized foreign currency translation gains as foreign earnings are considered permanently invested.
Note 13. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2008 was 35.9%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included foreign and domestic tax credits which reduced the effective tax rate by approximately 2 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points. During the three months ended September 30, 2007, the Company reported an effective tax rate of 27.9%, including a benefit from a tax settlement related to the IRS examination of the Company’s 2000-2004 income tax returns which reduced the effective tax rate by approximately 8 percentage points, foreign and domestic tax credits which reduced the effective tax rate by approximately 4 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points.
For the nine months ended September 30, 2008, the Company reported an effective tax rate of 32.4%, including a benefit of approximately 3 percentage points for amended state returns primarily for additional research and development credits and changes in apportionment, and a benefit of approximately 3 percentage points related to amended returns following the settlement of a foreign tax audit. For the nine months ended September 30, 2007, the Company reported an effective tax rate of 30.2%, including a benefit of approximately 2 percentage points for the elimination of certain valuation allowances against net operating losses of a foreign subsidiary and a benefit of approximately 3 percentage points primarily related to the reversal of tax reserves associated with tax settlements.

The Company’s effective tax rates during the three and nine months ended September 30, 2008 were not reduced for the benefit of the U.S. Research and Development Credit (R&D Credit), which became law on October 3, 2008. The Company estimates that the effective tax rate for 2008 would have been approximately 1 percentage point lower had the Company been able to consider the tax benefits associated with the R&D Credit. The benefit is retroactive to the beginning of 2008, and the full year benefit will be reflected in the Company’s fourth quarter 2008 results.
The Company had a $241.9 million liability recorded for unrecognized tax benefits at December 31, 2007, which included interest and penalties of $135.6 million. The Company reported interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $176.2 million. At September 30, 2008, the Company had a $248.2 million liability recorded for unrecognized tax benefits, which included interest and penalties of $146.8 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $191.6 million.
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
The Company’s Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $67.1 million and $69.6 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, $22 million and $18.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At September 30, 2008 and December 31, 2007, $28 million and $29.4 million, respectively, was associated with ongoing operations and $39.1 million and $40.2 million, respectively, was associated with previously owned businesses.
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
Asbestos
The Company and some of its subsidiaries have been named as defendants in various actions by plaintiffs alleging damages as a result of exposure to asbestos fibers in products or at its facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. The Company believes that pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on the Company’s financial position, results of operations or cash flows in a given period.

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
At September 30, 2008 and December 31, 2007, the deferred settlement credit was $51.2 million and $53.6 million, respectively, for which $6.4 million and $7.6 million, respectively, was reported in accrued expenses and $44.8 million and $46 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:
•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, supplier claims (see “Dispute with Supplier” below), and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.
Additionally, total contract revenue is based on estimates of future units to be delivered to the customer and sales price escalation, where applicable. There is a risk that there could be differences between the actual units delivered and the estimated total units to be delivered under the contract and differences in actual sales price escalation compared to estimates. Changes in estimates could have a material impact on the Company’s results of operations and cash flows.
Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined to the extent total estimated costs exceed total estimated contract revenues.

Dispute with Supplier
On July 21, 2008, Alenia Aermacchi, S.p.A. (AAeM) filed a Demand for Arbitration with the American Arbitration Association against Rohr, Inc. (Rohr), a wholly-owned subsidiary of the Company, in connection with a contract for the supply of fan cowls used in the nacelles that Rohr provides to Boeing on the 787 program. According to its Statement of Claims filed on August 15, 2008, AAeM seeks declaratory relief, rescission of the supply contract and monetary damages based upon allegations of commercial impracticability, lack of compensation for costs associated with design changes and Rohr’s mismanagement of the program. On September 22, 2008, Rohr filed its answer, seeking to uphold the contract and denying liability, and instituted a counterclaim against AAeM, seeking damages for breach of contract and breach of covenant of good faith and fair dealing. AAeM has until October 31, 2008 to file its answer to Rohr’s counterclaims.
The Company believes that it has substantial legal and factual defenses to AAeM’s claims, and intends to defend its interests and pursue its counterclaim vigorously. Given the nature and status of this proceeding, the Company cannot yet determine the amount or a reasonable range of potential loss, if any. However, there can be no assurance that this matter could not have a material adverse effect on the Company’s results of operations and/or cash flows in a given period.
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
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $27 million at September 30, 2008. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $13.5 million at September 30, 2008. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. No payment has been made for the $27 million of interest or $13.5 million of penalty interest. The Franchise Tax Board took the position that under California law, Rohr was required to pay the full amount of interest prior to filing any suit for refund. In April 2008, the Supreme Court of California denied the Franchise Tax Board’s final appeal on this procedural matter and Rohr can proceed with its refund suit.
Note 15. Guarantees
The Company extends financial and product performance guarantees to third parties. At September 30, 2008, the following environmental remediation and other indemnifications and financial guarantees were outstanding, in millions:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
Environmental remediation and other indemnifications (Note 14)	No limit	$19.5
Guarantees of residual value on leases (Note 10)	$24.8	$—
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

The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2008, in millions, are as follows:

Balance at December 31, 2007	$164.3
Net provisions for warranties issued during the period	38.7
Net provisions for warranties existing at the beginning of the year	1.1
Payments	(41.3)
Foreign currency translation	(6.3)

Balance at September 30, 2008	$156.5

The current and long-term portions of service and product warranties were as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in millions)
Accrued expenses	$68.9	$66.3
Other non-current liabilities	87.6	98.0

Total	$156.5	$164.3

Note 16. Derivatives and Hedging Activities
The Company utilizes certain financial instruments to manage risk, including foreign currency and interest rate exposures that exist as part of its ongoing business operations. A detailed description of the Company’s use of derivative instruments is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Cash Flow Hedges
At September 30, 2008, the notional value of the forward contracts accounted for as cash flow hedges was $1,648.4 million and the amount of accumulated other comprehensive income that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months was a gain of $7 million. These forward contracts mature on a monthly basis with maturity dates that range from October 2008 to December 2012. At September 30, 2008, the total fair value of the Company’s forward contracts was a liability of $7.4 million (before deferred taxes of $2.3 million), combined with $0.9 million of gains from forward contracts terminated prior to the original maturity dates, was recorded in accumulated other comprehensive income.
Fair Value Hedges
The notional amount of the outstanding interest rate swaps accounted for as fair value hedges at September 30, 2008 was $100 million with maturity dates ranging from December 2012 to July 2016. The fair value of the interest rate swaps was a net asset of $3.6 million at September 30, 2008.
Other Forward Contracts
At September 30, 2008, the Company had other forward contracts not designated as hedges with a notional value of $20.7 million. These contracts, which mature on a monthly basis, have maturity dates ranging from January 2009 to February 2011. The fair value of these contracts was a net asset of $2.1 million at September 30, 2008.

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
The compensation cost recorded for share-based compensation plans during the three months ended September 30, 2008 and 2007 was $9.8 million and $23.2 million, respectively. The compensation cost recorded for share-based compensation plans during the nine months ended September 30, 2008 and 2007 was $25.5 million and $55.3 million, respectively.
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
During the nine months ended September 30, 2008, the Company registered 6.5 million shares of common stock reserved for issuance for future awards pursuant to the 2001 Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan.
Note 18. Subsequent Event
On October 21, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.25 per share of common stock, payable January 2, 2009 to shareholders of record on December 1, 2008.

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
The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models such as the Boeing 787 and 747-8, the Airbus A380 and A350 XWB, the Embraer 190 and engine types such as the Pratt & Whitney Geared Turbofan engine.
We have significant sales content on most of the airplanes manufactured in this market channel. We have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. Delivery of new Boeing aircraft in 2008 and beyond may be negatively impacted by the Boeing labor dispute with the International Association of Machinists and Aerospace Workers, which began on September 6, 2008.

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
In August 2008, we announced a letter of intent with Rolls-Royce plc proposing the formation of a joint venture, which would develop and supply engine controls for Rolls-Royce aero engines. The proposed joint venture would combine our existing U.K.-based engine controls design and manufacturing business and Rolls-Royce’s expertise in the integration of controls into the engine. We would retain the aftermarket products and services business associated with the joint venture’s products.
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
Capacity in the global airline system, as measured by ASMs, is expected to grow at about 4% in 2008. We expect that the global airplane fleet will continue to grow in 2008, as the OE manufacturers are expected to deliver more airplanes than are retired during 2008. However, ASM growth could deteriorate if airlines choose to fly their in-service airplanes less frequently due to high fuel prices, decreased demand and other factors.
While we have significant product content on most of the airplane models that are currently in service, we enjoy the benefit of having excellent positions on the newer, more fuel-efficient airplanes currently in service. These positions have enabled us to continue to have strong commercial aftermarket sales growth. Even though many airlines have announced that they will remove some of their older airplanes from their fleets, we do not expect these removals to have a significant impact on our results in 2008. These older airplanes, primarily MD-80s and 737 Classics, represent approximately 31% of the world’s fleet of large commercial aircraft, but only 8% of our large commercial aftermarket sales, or about 2% of our total sales.
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

The market for our defense and space products is global, and is not dependent on any single program, platform or customer. We anticipate fewer new fighter and transport aircraft platform starts over the next several years. We also anticipate that the introduction of the F-35 Lightning II and new helicopter platforms, along with upgrades on existing defense and space platforms, will provide long-term growth opportunities in this market channel. Additionally, we are participating in, and developing new products for, the rapidly expanding homeland security and intelligence, surveillance and reconnaissance sectors, which should further strengthen our position in this market channel.
Long-term Sustainable Growth
We believe that we are well positioned to continue to grow overall sales due to:
•	Awards for key products on important new and expected programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Pratt & Whitney Geared Turbofan engine, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	Growing commercial airplane fleet and strong positions on newer, more fuel-efficient airplanes, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems and intelligence, surveillance and reconnaissance products.

Third Quarter 2008 Sales Content by Market Channel
During the third quarter 2008, approximately 94% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	13%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	9%

Total Commercial, Regional, Business and General Aviation Airplane OE	32%

Large Commercial Airplane Aftermarket	29%
Regional, Business and General Aviation Airplane Aftermarket	7%

Total Commercial, Regional, Business and General Aviation Airplane Aftermarket	36%

Total Defense and Space	26%

Other	6%

Total	100%

Results of Operations — Third Quarter 2008 as Compared to Third Quarter 2007

	Third Quarter		$	%
	2008	2007	Change	Change
	(Dollars in millions, except diluted EPS)
Sales	$1,772.3	$1,601.7	$170.6	10.7

Segment operating income (1)	$321.7	$275.9	$45.8	16.6
Corporate general and administrative costs	(24.9)	(39.7)	14.8	37.3

Total operating income	296.8	236.2	60.6	25.7
Net interest expense	(25.3)	(29.3)	4.0	13.7
Other income (expense) — net	(9.6)	(12.5)	2.9	23.2
Income tax expense	(94.1)	(54.2)	(39.9)	73.6

Income from continuing operations	167.8	140.2	27.6	19.7
Income (loss) from discontinued operations	0.2	(13.4)	13.6	101.5

Net income	$168.0	$126.8	$41.2	32.5

Effective tax rate	35.9%	27.9%

Diluted EPS:
Continuing operations	$1.33	$1.10	$0.23	20.9

Net income	$1.33	$0.99	$0.34	34.3

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that are not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.

Sales
The sales increase in the third quarter 2008 as compared to the third quarter 2007 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately 1%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 29%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately 13%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 12%.
See “Business Segment Performance” section.
Segment operating income
The segment operating income growth was generated by increased sales and improved operational performance in most business units as discussed in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs decreased for the third quarter 2008 as compared to the third quarter 2007 primarily due to lower share-based compensation as discussed below and lower non-qualified pension expense due to a favorable discount rate in 2008 compared to 2007.
Net interest expense
Net interest expense decreased for the third quarter 2008 as compared to the third quarter 2007 primarily due to lower debt levels in 2008 as a result of the repayment, from operating cash flow, of $162 million of notes which matured in the second quarter 2008.
Other income (expense) — net
Other income (expense) — net decreased for the third quarter 2008 as compared to the third quarter 2007, primarily as a result of lower expenses related to previously owned businesses of approximately $3 million, primarily for environmental litigation and remediation costs.

Income from continuing operations
In summary, the change in income from continuing operations during the third quarter 2008 as compared to the third quarter 2007 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Changes in estimates on long-term contracts	$19.5	$12.0	$0.10

Lower share-based compensation	$13.4	$8.2	$0.06

Settlement of customer claims in 2007	$(21.6)	$(13.5)	$(0.10)

Higher effective tax rate	$—	$(15.6)	$(0.12)

Changes in estimates on long-term contracts
During the third quarter 2008 and 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units. These changes in estimates resulted in higher income of approximately $20 million in the third quarter of 2008 compared to the third quarter of 2007.
Share-based compensation
The decrease in share-based compensation was primarily due to the following:
•	The impact of unfavorable changes in our share price, which resulted in lower expense of approximately $13 million; and

•	Approximately $6 million of costs in 2007 related to the 2007 special stock options (see Note 17, “Share-Based Compensation”, to our Condensed Consolidated Financial Statements); partially offset by

•	Approximately $4 million of costs for retirement eligible individuals resulting from a change in the vesting requirements in 2008.
Settlement of customer claims
During the third quarter of 2007, we settled certain claims with a customer that did not recur in 2008.
Higher effective tax rate
For the third quarter of 2008, we reported an effective tax rate of 35.9%. For the third quarter 2007, we reported an effective tax rate of 27.9%, including a benefit of approximately 8 percentage points primarily related to the reversal of tax reserves associated with tax settlements.
Income (loss) from discontinued operations
The loss from discontinued operations for the third quarter 2007 included the estimated loss on the sale of ATS of approximately $14 million.

Effective tax rate
Our effective rate during the third quarter 2008 was not reduced for the benefit of the U.S. Research and Development Credit (R&D Credit), which became law on October 3, 2008. We estimate that the effective tax rate for 2008 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
Results of Operations — Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

	Nine Months Ended		$	%
	2008	2007	Change	Change
	(Dollars in millions, except diluted EPS)
Sales	$5,366.6	$4,724.4	$642.2	13.6

Segment Operating Income (1)	$940.3	$762.4	$177.9	23.3
Corporate general and administrative costs	(80.5)	(108.4)	27.9	25.7

Total operating income	859.8	654.0	205.8	31.5
Net interest expense	(80.1)	(88.3)	8.2	9.3
Other income (expense) — net	(32.2)	(45.6)	13.4	29.4
Income tax expense	(242.5)	(156.9)	(85.6)	54.6

Income from continuing operations	505.0	363.2	141.8	39.0
Income (loss) from discontinued operations	7.5	(11.8)	19.3	163.6

Net income	$512.5	$351.4	$161.1	45.8

Effective tax rate	32.4%	30.2%

Diluted EPS:
Continuing operations	$3.97	$2.84	$1.13	39.8

Net income	$4.03	$2.75	$1.28	46.5

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that are not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.
Sales
The sales increase in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was driven primarily by growth in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately 14%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 26%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately 11%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 12%.

See “Business Segment Performance” section.
Segment operating income
The segment operating income growth was generated by increased sales and improved operational performance in most business units as discussed in the “Business Segment Performance” section.
Corporate general and administrative
Corporate general and administrative costs decreased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to lower share-based compensation as discussed below and lower non-qualified pension expense due to a favorable discount rate in 2008 compared to 2007.
Net interest expense
Net interest expense decreased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily due to the repayment, from operating cash flow, of $162 million of notes which matured in the second quarter 2008.
Other income (expense) — net
Other income (expense) — net decreased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily as a result of the following:
•	Lower expenses related to previously owned businesses of approximately $10 million, primarily for environmental litigation and remediation costs; and

•	Higher income from equity in affiliated companies of approximately $3 million;
Income from continuing operations
In summary, the change in income from continuing operations during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Changes in estimates on long-term contracts	$33.0	$20.4	$0.16

Lower share-based compensation	$29.8	$18.1	$0.14

Foreign exchange rate impact, including net monetary asset remeasurement	$(19.4)	$(11.8)	$(0.09)

Settlement of customer claims in 2007	$(21.6)	$(13.2)	$(0.10)

Changes in estimates on long-term contracts
During the nine months ended 2008 and 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units. These changes in estimates resulted in higher income of approximately $33 million in the nine months ended 2008 compared to the nine months ended 2007.
Share-based compensation
The decrease in share-based compensation was primarily due to the following:
•	The impact of unfavorable changes in our share price, which resulted in lower expense of approximately $35 million; and

•	Approximately $8 million of costs in 2007 related to the 2007 special stock options (see Note 17, “Share-Based Compensation”, to our Condensed Consolidated Financial Statements); partially offset by

•	Approximately $12 million of costs for retirement eligible individuals resulting from a change in the vesting requirements in 2008.
Foreign exchange rate impact
The net unfavorable foreign exchange impact was due to the following:
•	Approximately $31 million relating to unfavorable foreign currency translation of net costs in currencies other than the U.S. Dollar, partially offset by approximately $4 million of higher net gains on cash flow hedges settled during the nine months ended September 30, 2008; partially offset by

•	Approximately $24 million of increased net transaction gains relating to remeasuring monetary assets/liabilities into the local functional currency, partially offset by approximately $16 million of higher net losses on forward contracts we entered into to offset the impact of net monetary asset gains/losses.
Settlement of customer claims
During the nine months ended September 30, 2008, we settled certain claims with a customer that did not recur in 2008.
Income (loss) from discontinued operations
The income from discontinued operations for the nine months ended September 30, 2008 included a gain from the sale of a previously discontinued operation for approximately $6 million. The loss from discontinued operations for the nine months ended September 30, 2007 included the estimated loss on the sale of ATS of approximately $14 million.

Effective tax rate
For the nine months ended September 30, 2008, we reported an effective tax rate of 32.4%, including a benefit of approximately 3 percentage points for amended state returns primarily for additional research and development credits and changes in apportionment and a benefit of approximately 3 percentage points related to amended returns following the settlement of a foreign tax audit. For the nine months ended September 30, 2007, we reported an effective tax rate of 30.2%, including a benefit of approximately 2 percentage points for the elimination of certain valuation allowances against net operation losses of a foreign subsidiary and a benefit of approximately 3 percentage points primarily related to the reversal of tax reserves associated with tax settlements. Our effective rate during the nine months ended September 30, 2008 was not reduced for the benefit of the R&D Credit, which became law on October 3, 2008. We estimate that the effective rate for 2008 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
2008 OUTLOOK
We expect the following results for the year ending December 31, 2008:

	2008 Outlook	2007 Actual
Sales	$7.1 billion	$6.4 billion
Diluted EPS — Net Income	$4.90 to $5.00 per share	$3.78 per share
Capital Expenditures	$275 to $325 million	$282.6 million
Operating Cash Flow net of Capital Expenditures	65% of net income	64% of net income
Sales
We expect that full year 2008 sales will be approximately $7.1 billion. Our current market assumptions, for each of our major market channels, for the full year 2008, including sales resulting from recent acquisitions, compared with the full year 2007, include the following:
•	Large commercial airplane OE sales are expected to increase by approximately 5% to 10%, depending on the outcome of the Boeing labor dispute;

•	Regional, business and general aviation airplane OE sales are expected to increase by approximately 20%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase by approximately 9% to 11%; and

•	Defense and space sales of both OE and aftermarket products and services are expected to increase by approximately 11%.
Diluted EPS — Net Income
The outlook for 2008 net income per diluted share has been increased to $4.90 to $5.00. This increase, as compared with prior expectations of $4.80 to $4.95 in our Form 10-Q for the quarter ended June 30, 2008, reflects favorable operating performance as discussed herein.

The 2008 outlook assumes, among other factors, a full-year effective tax rate of 32.5% to 33%, which includes a full-year benefit of approximately 1% related to the extension of the R&D Credit, which became law on October 3, 2008. The benefit is retroactive to the beginning of 2008 and the full year benefit will be reflected in our fourth quarter 2008 results. This compares with an effective tax rate of 30.8% for 2007.
Cash Flow
We expect net cash provided by operating activities, net of capital expenditures, to approximate 65% of net income in 2008. This outlook includes anticipated inventory build-ups resulting from the Boeing labor dispute and reflects a continuation of working capital investments to support the Boeing 787 Dreamliner and Airbus A350 XWB programs and capital expenditures for low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We continue to expect capital expenditures for 2008 to be in a range of $275 to $325 million.
2009 OUTLOOK
We expect the following approximate results for the years ending December 31, 2009 and December 31, 2008:

	2009 Outlook	2008 Outlook
Sales	$7.7 to $7.8 billion	$7.1 billion
Diluted EPS — Net Income	$5.05 to $5.25 per share	$4.90 to $5.00 per share
Capital Expenditures	$275 to $300 million	$275 to $325 million
Operating Cash Flow net of Capital Expenditures	Exceed 75% of net income	65% of net income
Our 2009 outlook assumes, among other factors:
•	A full-year effective tax rate of approximately 33%;

•	Higher pre-tax pension expense of up to $55 million, or $0.27 per diluted share. The higher pension expense assumes a negative return on plan assets of 13% in 2008 and a 2009 discount rate of approximately 7.5%, which reflects experience through September 30, 2008. Pension expense for 2009 will be finalized based on December 31, 2008 actual asset values and discount rates;

•	Unfavorable foreign exchange translation costs of approximately $12 million; and

•	Closing of the Rolls-Royce joint venture around the end of 2008.

Sales
Our current market assumptions, for each of our major market channels, for the full year 2009, compared with the full year 2008 outlook, include the following:
•	Large commercial airplane OE sales are expected to increase by approximately 20%. This outlook assumes the delivery of approximately 1,000 to 1,025 large commercial airplanes in 2009 and that the Boeing labor dispute ends in late October or early November 2008;

•	Regional, business and general aviation airplane OE sales are expected to increase by approximately 7% to 8%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase by approximately 4% to 7%. This outlook assumes that worldwide ASMs change in the range of negative 2% to positive 2% in 2009; and

•	Defense and space sales of both OE and aftermarket products and services are expected to increase by approximately 5% to 7%.
Cash Flow
We expect net cash provided by operating activities, minus capital expenditures to exceed 75% of net income, including the impact of announced delays in the Boeing 787 Dreamliner and Airbus A380 airplane programs. Our outlook reflects a continuation of working capital investments to support these programs, cash expenditures for investments in the Airbus A350 XWB and capital expenditures for low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We expect capital expenditures for 2009 to be in a range of $275 to $300 million. In addition, we anticipate worldwide pension plan contributions to be in a range of $75 to $150 million.
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

We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to the reporting segments. The company-wide ERP implementation costs that are not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for our Condensed Consolidated Financial Statements. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Condensed Consolidated Financial Statements.
Third Quarter 2008 Compared with Third Quarter 2007

	Third Quarter				% of Sales
			Increase/	%
	2008	2007	(Decrease)	Change	2008	2007
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$664.2	$607.8	$56.4	9.3
Nacelles and Interior Systems	596.5	545.2	51.3	9.4
Electronic Systems	511.6	448.7	62.9	14.0

	$1,772.3	$1,601.7	$170.6	10.7

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$80.0	$73.6	$6.4	8.7	12.0	12.1
Nacelles and Interior Systems	162.4	143.6	18.8	13.1	27.2	26.3
Electronic Systems	79.3	58.7	20.6	35.1	15.5	13.1

	$321.7	$275.9	$45.8	16.6	18.2	17.2

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the third quarter 2008 increased from the third quarter 2007 primarily due to the following:
•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $41 million, primarily in our aircraft wheels and brakes and landing gear business units; and

•	Higher regional, business and general aviation airplane OE sales of approximately $16 million, primarily in our landing gear business unit; partially offset by

•	Lower large commercial airplane OE sales of approximately $4 million, primarily in our landing gear business unit.
Actuation and Landing Systems segment operating income for the third quarter 2008 increased from the third quarter 2007 primarily as a result of the following:
•	Favorable product mix across most business units, which resulted in higher income of approximately $22 million;

•	Higher income resulting from changes in estimates on certain long-term contracts of approximately $11 million; and

•	Favorable foreign exchange of approximately $2 million; partially offset by

•	Settlement of claims with a customer in the third quarter of 2007 that did not recur in 2008, which resulted in lower income of approximately $15 million in 2008; and

•	Increased operating costs net of higher pricing across all business units, which resulted in lower income of approximately $13 million.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the third quarter 2008 increased from the third quarter 2007 primarily due to the following:
•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume, of approximately $27 million, primarily in our aerostructures and interiors business units;

•	Higher defense and space OE and aftermarket sales of approximately $18 million, primarily in our interiors and aerostructures business units; and

•	Higher regional, business, and general aviation airplane OE sales of approximately $8 million, primarily in our aerostructures and interiors business units.
Nacelles and Interior Systems segment operating income for the third quarter 2008 increased from the third quarter 2007 primarily due to the following:
•	Higher sales volume, primarily in our interiors and aerostructures business units, which resulted in higher income of approximately $17 million; and

•	Higher income resulting from changes in estimates for certain long-term contracts at our aerostructures business unit of approximately $7 million; partially offset by

•	Settlement of a claim with a customer in the third quarter of 2007 that did not recur in 2008, which resulted in lower income of approximately $7 million in 2008; and

•	Unfavorable foreign exchange of approximately $2 million.
Electronic Systems: Electronic Systems segment sales for the third quarter 2008 increased from the third quarter 2007 primarily due to the following:
•	Higher defense and space OE and aftermarket sales of approximately $33 million, primarily in our sensors and integrated systems business unit, including sales associated with the acquisitions of TEAC Aerospace Holdings, Inc. (TEAC) and Recon/Optical, Inc (ROI) of approximately $11 million;

•	Higher regional, business and general aviation airplane OE sales of approximately $11 million, primarily in our sensors and integrated systems and engine control and electrical power business units;

•	Higher large commercial airplane aftermarket sales of approximately $10 million, primarily in our sensors and integrated systems business unit, including sales associated with the acquisition of TEAC of approximately $4 million; and

•	Higher large commercial airplane OE sales of approximately $9 million, primarily in our engine control and electrical power business unit.

Electronic Systems segment operating income for the third quarter 2008 increased from the third quarter 2007 primarily due to the following:
•	Higher sales volume and favorable product mix across all business units, which resulted in higher income of approximately $30 million; partially offset by

•	Higher operating costs of approximately $8 million across all business units.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

	Nine Months Ended
	September 30,				% of Sales
			Increase/	%
	2008	2007	(Decrease)	Change	2008	2007
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$2,035.9	$1,764.1	$271.8	15.4
Nacelles and Interior Systems	1,882.1	1,625.8	256.3	15.8
Electronic Systems	1,448.6	1,334.5	114.1	8.6

	$5,366.6	$4,724.4	$642.2	13.6

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$238.6	$182.0	$56.6	31.1	11.7	10.3
Nacelles and Interior Systems	501.9	404.7	97.2	24.0	26.7	24.9
Electronic Systems	199.8	175.7	24.1	13.7	13.8	13.2

	$940.3	$762.4	$177.9	23.3	17.5	16.1

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the nine months ended September 30, 2008 increased from the nine months ended September 30, 2007 primarily due to the following:
•	Higher regional, business and general aviation airplane OE and aftermarket sales of approximately $79 million, primarily in our landing gear, aircraft wheels and brakes and actuation systems business units;

•	Higher large commercial airplane OE sales of approximately $72 million, primarily in our landing gear and actuation systems business units;

•	Higher defense and space OE and aftermarket sales of approximately $53 million, primarily in our landing gear, actuation systems and aircraft wheels and brakes business units;

•	Higher large commercial airplane aftermarket sales of approximately $30 million, primarily in our landing gear, aircraft wheels and brakes and actuation systems business units; and

•	Higher non-aerospace sales of approximately $17 million, primarily in our engine components business unit.

Actuation and Landing Systems segment operating income for the nine months ended September 30, 2008 increased from the nine months ended September 30, 2007 primarily as a result of the following:
•	Higher sales volume and favorable product mix across all business units, which resulted in higher income of approximately $60 million;

•	Higher pricing net of increased operating costs across all business units, which resulted in higher income of approximately $13 million; and

•	Higher income resulting from changes in estimates on certain long-term contracts of approximately $10 million; partially offset by

•	Settlement of claims with a customer in 2007 that did not recur in 2008, which resulted in lower income of approximately $15 million in 2008; and

•	Unfavorable foreign exchange of approximately $12 million.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the nine months ended September 30, 2008 increased from the nine months ended September 30, 2007 primarily due to the following:
•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume, of approximately $104 million, primarily in our aerostructures and interiors business units;

•	Higher large commercial airplane OE sales of approximately $76 million, primarily in our aerostructures and interiors business units;

•	Higher defense and space OE and aftermarket sales of approximately $41 million, primarily in our interiors business unit; and

•	Higher regional, business, and general aviation airplane OE sales, primarily in our aerostructures business unit, of approximately $35 million.
Nacelles and Interior Systems segment operating income for the nine months ended September 30, 2008 increased from the nine months ended September 30, 2007 primarily due to the following:
•	Increased sales volume and favorable product mix, primarily in our aerostructures and interiors business units, which resulted in increased income of approximately $92 million; and

•	Higher income resulting from changes in estimates for certain long-term contracts at our aerostructures business unit of approximately $19 million; partially offset by

•	Unfavorable foreign exchange of approximately $8 million; and

•	Settlement of a claim with a customer in 2007 that did not recur in 2008, which resulted in lower income of approximately $7 million in 2008.

Electronic Systems: Electronic Systems segment sales for the nine months ended September 30, 2008 increased from the nine months ended September 30, 2007 primarily due to:
•	Higher defense and space OE and aftermarket sales of approximately $48 million, primarily in our sensors and integrated systems business unit, including sales associated with the acquisitions of TEAC and ROI of approximately $17 million;

•	Higher large commercial airplane aftermarket sales of approximately $28 million, primarily in our sensors and integrated systems business unit, including sales associated with the acquisition of TEAC of approximately $10 million;

•	Higher large commercial OE sales of approximately $17 million, primarily in our engine control and electrical power and sensors and integrated systems business units;

•	Higher regional, business and general aviation airplane OE and aftermarket sales of approximately $16 million, primarily in our sensors and integrated systems and engine control and electrical power business units; and

•	Higher non-aerospace sales of approximately $11 million, primarily in our engine control and electrical power business unit.
Electronic Systems segment operating income for the nine months ended September 30, 2008 increased from the nine months ended September 30, 2007 primarily as a result of the following:
•	Higher sales volume and favorable product mix across most business units, which resulted in higher income of approximately $46 million; partially offset by

•	Higher operating costs of approximately $14 million across all business units; and

•	Unfavorable foreign exchange of approximately $4 million.
LIQUIDITY AND CAPITAL RESOURCES
We currently expect to fund expenditures for capital requirements and other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments, including our stock repurchase program, and also provide adequate financial flexibility. The current economic conditions, including the turmoil in the banking sector and credit markets, are expected to be manageable due to our strong balance sheet, lack of any large near-term funding requirements and a strong banking group with a multi-year committed credit facility.

The following events have affected our liquidity and capital resources during the nine months ended September 30, 2008:
•	On October 23, 2007, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable January 2, 2008 to shareholders of record on December 3, 2007;

•	On February 19, 2008, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable April 1, 2008 to shareholders of record as of March 3, 2008;

•	We used cash from operations to repay $162 for notes which matured on April 15, 2008;

•	On April 17, 2008, we completed the acquisition of TEAC, a leading provider of proprietary airborne mission data, video recording and debrief products for the defense industry, and cabin video systems for commercial airlines, for approximately $84 million in cash, net of cash acquired. TEAC is reported in the Electronic Systems segment;

•	On April 22, 2008, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable July 1, 2008 to shareholders of record as of June 2, 2008;

•	On July 1, 2008, Standard & Poor’s upgraded our credit rating from BBB, outlook positive to BBB+, outlook stable. On August 6, 2008, Fitch Ratings upgraded our credit rating from BBB, outlook positive to BBB+, outlook stable;

•	On July 28, 2008, we completed the acquisition of certain assets of ROI, a leading provider of low-to-medium altitude airborne reconnaissance camera and optical products for the homeland security and military market, for approximately $38 million in cash. ROI is reported in the Electronic Systems segment; and

•	During the nine months ended September 30, 2008, we have repurchased 2.5 million shares for approximately $127 million under our share repurchase program.
On July 23, 2008, our Board of Directors declared a quarterly dividend of $0.225 per share of common stock, payable October 1, 2008 to shareholders of record as of September 2, 2008.
On October 21, 2008, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock, payable January 2, 2009 to shareholders of record on December 1, 2008. This dividend declaration represents an 11% increase over the previous quarterly dividend of $0.225 per share of common stock.
Cash
At September 30, 2008, we had cash and cash equivalents of $246.9 million, as compared to $406 million at December 31, 2007.

Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $393.7 million was available at September 30, 2008; and

•	$75 million of uncommitted domestic money market facilities and $174.9 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $207.4 million was available at September 30, 2008.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow us, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow us to lease corporate aircraft and equipment having a maximum unamortized value of $150 million at September 30, 2008. These leases are priced at a spread over LIBOR and are extended periodically through the end of the lease terms, unless notice is provided. At September 30, 2008, future payments under these leases were $9.5 million through the end of the lease terms. At September 30, 2008, we had guarantees of residual values on lease obligations of $24.8 million. We are obligated to either purchase or remarket the leased assets at the end of the lease term. During the three months ended September 30, 2008, the Company entered into a similar arrangement to lease corporate aircraft having a maximum unamortized value of $55 million.
Future minimum lease payments under standard operating leases were $173.5 million at September 30, 2008.
Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At September 30, 2008, our contracts had a notional amount of $1,648.4 million, fair value of a $7.4 million net liability and maturity dates ranging from October 2008 to December 2012. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months was a gain of $7 million. During the third quarter of 2008 and 2007, we realized net gains of $12.9 million and $19.7 million respectively, related to contracts that settled. During the nine months ended September 30, 2008 and 2007, we realized net gains of $54.2 million and $50.3 million respectively, related to contracts that settled.

•	Interest Rate Swaps Designated as Fair Value Hedges: At September 30, 2008, our contracts had a notional amount of $100 million, fair value of a $3.6 million net asset and maturity dates ranging from December 2012 to July 2016.

•	Foreign Currency Contracts not Designated as Hedges: At September 30, 2008, our contracts had a notional amount of $20.7 million with maturity dates ranging from January 2009 to February 2011. During the third quarter of 2008 and 2007, we realized a net loss of $18 million and a net gain of $5.5 million, respectively. During the nine months ended September 30, 2008 and September 30, 2007, we realized a net loss of $9.7 million and a net gain of $6 million, respectively, related to contracts that settled. The fair value of these contracts was a net asset of $2.1 million at September 30, 2008.
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
Contractual Obligations and Other Commercial Commitments
There have been no material changes, other than long-term debt repayments of approximately $197 million, to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2007. The table excludes our liability for unrecognized tax benefits, which was $248.2 million at September 30, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
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
CASH FLOW
The following table summarizes our cash flow activity for the nine months ended September 30, 2008 and 2007:

	2008	2007	Change
	(Dollars in millions)
Operating activities of continuing operations	$460.8	$406.1	$54.7
Investing activities of continuing operations	$(318.6)	$(159.8)	$(158.8)
Financing activities of continuing operations	$(305.7)	$(142.4)	$(163.3)
Discontinued operations	$13.1	$5.2	$7.9

Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the nine months ended September 30, 2008 from the nine months ended September 30, 2007 primarily consisted of increased before tax income and favorable working capital management.
Investing Activities of Continuing Operations
Net cash used by investing activities for the nine months ended September 30, 2008 and 2007 included capital expenditures of $190 million and $161 million, respectively. We completed the following acquisitions during the nine months ended September 30, 2008:
•	Skyline Industries, Inc. for $9.5 million in cash;

•	TEAC for approximately $84 million in cash, net of cash acquired; and

•	ROI for approximately $38 million in cash.
Financing Activities of Continuing Operations
The increase in net cash used in financing activities for the nine months ended September 30, 2008 from the nine months ended September 30, 2007 consisted primarily of the following:
•	Long-term debt repayments of approximately $197 million primarily in connection with the repayment of notes which matured in April 2008; and

•	A decrease of proceeds from the issuance of our common stock, primarily for stock compensation programs, of approximately $55 million; partially offset by

•	Increased net borrowings under our committed global syndicated revolving credit facility of approximately $35 million; and

•	Lower purchases of our common stock in connection with our share repurchase program of approximately $14 million.
As of September 30, 2008, we have repurchased approximately 6.4 million shares to date for approximately $354 million under our share repurchase program.
Discontinued Operations
Net cash provided by discontinued operations in the nine months ended September 30, 2008 primarily consisted of the finalization of the purchase price for ATS and proceeds from the sale of a previously discontinued operation. Net cash provided by discontinued operations in the nine months ended September 30, 2007, consisted primarily of cash provided by the operating activities of ATS, insurance settlements, net of tax, with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation and retained liabilities of previously owned businesses.

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

Our Condensed Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $67.1 million and $69.6 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, $22 million and $18.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At September 30, 2008 and December 31, 2007, $28 million and $29.4 million, respectively, was associated with ongoing operations and $39.1 million and $40.2 million, respectively, was associated with previously owned businesses.
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
At September 30, 2008 and December 31, 2007, the deferred settlement credit was $51.2 million and $53.6 million, respectively, for which $6.4 million and $7.6 million, respectively, was reported in accrued expenses and $44.8 million and $46 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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
Guarantees
At September 30, 2008, we had letters of credit and bank guarantees of $77.1 million and residual value guarantees of lease obligations of $24.8 million. See Note 10, “Financing Arrangements” to our Condensed Consolidated Financial Statements.
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

Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:
•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing including escalation where applicable, supplier claims (see “Dispute with Supplier” below) and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.
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
Dispute with Supplier
On July 21, 2008, Alenia Aermacchi, S.p.A. (AAeM) filed a Demand for Arbitration with the American Arbitration Association against Rohr, Inc. (Rohr), a wholly-owned subsidiary of ours, in connection with a contract for the supply of fan cowls used in the nacelles that Rohr provides to Boeing on the 787 program. According to its Statement of Claims filed on August 15, 2008, AAeM seeks declaratory relief, rescission of the supply contract and monetary damages based upon allegations of commercial impracticability, lack of compensation for costs associated with design changes and Rohr’s mismanagement of the program. On September 22, 2008, Rohr filed its answer, seeking to uphold the contract and denying liability, and instituted a counterclaim against AAeM, seeking damages for breach of contract and breach of covenant of good faith and fair dealing. AAeM has until October 31, 2008 to file its answer to Rohr’s counterclaims.

We believe that we have substantial legal and factual defenses to AAeM’s claims, and we intend to defend our interests and pursue our counterclaim vigorously. Given the nature and status of this proceeding, we cannot yet determine the amount or a reasonable range of potential loss, if any. However, there can be no assurance that this matter could not have a material adverse effect on our results of operations and/or cash flows in a given period.
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
Tax Years Prior to 2000
The previous examination cycle included the consolidated income tax groups for the audit periods identified below:

Coltec Industries Inc. and Subsidiaries Goodrich Corporation and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition) 1998 — 1999 (including Rohr and Coltec)
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
Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position was $4.5 million. The amount of accrued interest associated with the additional tax was approximately $27 million at September 30, 2008. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest was $13.5 million at September 30, 2008. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. No payment has been made for the $27 million of interest or $13.5 million of penalty interest. The Franchise Tax Board took the position that under California law, Rohr was required to pay the full amount of interest prior to filing any suit for refund. In April 2008, the Supreme Court of California denied the Franchise Tax Board’s final appeal on this procedural matter and Rohr can proceed with its refund suit.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED
The following accounting standards, effective for 2009, have not yet been adopted:
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
Estimates of revenue and cost for our contracts span a period of many years from the inception of the contracts to the date of actual shipments and are based on a substantial number of underlying assumptions. We believe that the underlying factors are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the assumptions of the revenue and cost streams can be significant if the factors change. The factors include but are not limited to estimates of the following:
•	Escalation of future sales prices under the contracts;

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing including escalation where applicable, supplier claims and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At September 30, 2008 and December 31, 2007, the carrying amount of participation payments was $120.6 million and $123.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No impairment charges were recorded in the nine months ended September 30, 2008 or 2007.

Entry Fees
Certain businesses in our Nacelles and Interior Systems and Electronic Systems segments make cash payments to an OEM under long-term contractual arrangements related to new engine programs. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis as a reduction to sales. At September 30, 2008 and December 31, 2007, the carrying amount of entry fees was $117.3 million and $132.1 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No impairment charges were recorded in the nine months ended September 30, 2008 or 2007.
Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At September 30, 2008 and December 31, 2007, the carrying amount of sales incentives was $63.2 million and $60.2 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No material impairment charges were recorded in the nine months ended September 30, 2008 or 2007.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At September 30, 2008 and December 31, 2007, the carrying amount of sales flight certification costs was $39.6 million and $35.8 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No impairment charges were recorded in the nine months ended September 30, 2008 or 2007.

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
Stock Options
We use the Black-Scholes-Merton formula to estimate the expected value that our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted-average assumptions included:

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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first nine months of 2008 and 2007 was $69.68 and $46.08 per unit, respectively.

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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 Dreamliner, the Airbus A380 and A350 XWB aircraft programs, and major military programs;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies and/or consolidations in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which expenses relating to employee and retiree medical and pension benefits change;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries;

•	the effect of changes in accounting policies or tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.

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
At September 30, 2008, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $2.3 million. At September 30, 2008, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $180.2 million. The fair value of these foreign currency forward contracts was a liability of $7.4 million at September 30, 2008. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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
On October 6, 2008, we implemented a new ERP system at certain of our landing gear and aerostructures maintenance repair and overhaul businesses as part of our previously disclosed plan for an integrated ERP system across the Company.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos”, “Dispute with Supplier” and “Tax” in Note 14, “Contingencies” to the Condensed Consolidated Financial Statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended September 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
July 2008	319,421	$48.17	310,000
August 2008	504,554	49.65	501,500
September 2008	1,236,894	48.85	1,232,676

Total	2,060,869	48.94	2,044,176	$246 million

(1)	The category includes 16,693 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated July 26, 2007, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number 5 to the Goodrich Corporation Severance Program.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 27, 2008	GOODRICH CORPORATION
/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated July 26, 2007, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number 5 to the Goodrich Corporation Severance Program.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

*	Submitted electronically herewith.