Form 10-K
period 2008-12-31
GOODRICH CORP
filed 2009-02-17
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity of the registrant, consisting solely of common stock, held by nonaffiliates of the registrant as of June 30, 2008 was $5.9 billion.

The number of shares of common stock outstanding as of January 31, 2009 was 123,767,029 (excluding 14,000,000 shares held by a wholly owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement dated March 12, 2009 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

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

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations include the Goodrich Aviation Technical Services, Inc. (ATS) business, which was sold in November 2007.

Unless the context otherwise requires, the terms “we”, “our”, “us”, “Company” and “Goodrich” as used herein refer to Goodrich Corporation and its subsidiaries.

As used in this Form 10-K, the following terms have the following meanings:

•	“aftermarket” means products and services provided to our customers to replace, repair or overhaul original equipment (OE) parts and systems;

•	“commercial” means large commercial and regional airplanes;

•	“large commercial” means commercial airplanes manufactured by Airbus S.A.S (Airbus) and The Boeing Company (Boeing);

•	“regional” means commercial airplanes produced by manufacturers other than Airbus and Boeing, such as Bombardier and Embraer; and

•	“general aviation” means business jets and all other non-commercial, non-military airplanes.

Business Segment Information

Our three business segments are as follows:

•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, and engine components, including fuel delivery systems and rotating assemblies.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers,

cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a broad array of systems and components that provide flight performance measurements, flight management information, engine controls, fuel controls, electrical power systems, safety data and reconnaissance and surveillance systems.

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

On December 31, 2008, we formed Rolls-Royce Goodrich Engine Control Systems Limited, a joint venture with Rolls-Royce Group plc (R-R), operating as Aero Engine Controls (JV). The strategic rationale for the formation of the JV is to design, develop and manufacture engine control systems to create sustained competitive advantages for the applicable engine programs. The aim of the JV is to improve the performance of engine control systems in terms of delivery, quality, cost, technical performance and customer satisfaction. The JV combined our commercial OE engine controls design and manufacturing business with R-R’s expertise in the integration of such controls into the engine. We will retain the aftermarket products and services associated with the JV’s current and future products. See Note 9, “Investment in Joint Venture”, to our Consolidated Financial Statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

Customers

We serve a diverse group of customers worldwide in the commercial and general aviation airplane markets and in the global defense and space markets. We market our products, systems and services directly to our customers through an internal marketing and sales force.

In 2008, 2007 and 2006, direct and indirect sales to the United States (U.S.) government totaled approximately 13%, 13% and 16%, respectively, of consolidated sales. Indirect sales to the U.S. government include a portion of the direct and indirect sales to Boeing.

In 2008, 2007 and 2006, direct and indirect sales to Airbus totaled approximately 15%, 15% and 18%, respectively, of consolidated sales. In 2008, 2007 and 2006, direct and indirect sales to Boeing totaled approximately 14%, 15% and 14%, respectively, of consolidated sales.

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

System	Primary Market Segments	Major Non-Captive Competitors(1)

Actuation and Landing Systems

Wheels, Brakes and Brake Control Systems	Commercial/Regional/ Business/Defense	Honeywell International Inc.; Messier-Bugatti (a subsidiary of SAFRAN); Meggitt Aircraft Braking Systems; Crane Co.

Landing Gear	Large Commercial/Defense	Messier-Dowty (a subsidiary of SAFRAN), Liebherr-Holding GmbH; Héroux-Devtek Inc.

Flight Control Actuation	Large Commercial/Defense	Parker Hannifin Corporation; United Technologies Corporation; GE Aviation; Liebherr-Holding GmbH; Moog Inc.; Nabtesco Aerospace, Inc.; HR Textron (a subsidiary of Textron, Inc.)

Power Transmission Systems	Commercial and Military Helicopters	Kamatics (a subsidiary of Kaman Corporation); Pankl Aerospace Systems Inc. (a subsidiary of Pankl Racing Systems AG); Rexnord Industries, LLC

Turbine Fuel Technologies	Large Commercial/Military/ Regional/ Business	Parker Hannifin Corporation; Woodward Governor Company

Turbomachinery Products	Aero and Industrial Turbine Components	Blades Technology; Samsung; Alcoa Howmet (a subsidiary of Alcoa Inc.); PZL, LLC (a subsidiary of United Technologies Corporation); Honeywell — Greer (a subsidiary of Honeywell International, Inc.); TECT Corporation

System	Primary Market Segments	Major Non-Captive Competitors(1)

Nacelles and Interior Systems

Nacelles/Thrust Reversers	Large Commercial/Military	Aircelle (a subsidiary of SAFRAN); General Electric Company; Spirit Aerosystems, Inc.

Evacuation Systems	Large Commercial/Regional	Air Cruisers (a subsidiary of Zodiac S.A.)

Propulsion Systems	Defense	Danaher Corp (Pacific Scientific, McCormick Selph, SDI); Scot, Inc. (a subsidiary of Chemring PLC.); Nammo Talley

Aircraft Crew Seating	Large Commercial/Regional/ Business	Ipeco Holdings Ltd; Sicma Aero Seat (a subsidiary of Zodiac S.A.); EADS Sogerma Services (a subsidiary of EADS European Aeronautical Defense and Space Co.); B/E Aerospace, Inc.; C&D Aerospace Group; BAE Systems; DeCrane

Ejection Seats	Defense	Martin-Baker Aircraft Co. Limited

Lighting	Large Commercial/Regional/ Business/Defense	Page Aerospace Limited; LSI Luminescent Systems Inc.; Honeywell Inc. (Grimes Inc.); Diehl Luftfahrt Elecktronik GmbH (DLE)

Cargo Systems	Large Commercial	Telair International (a subsidiary of Teleflex Incorporated); Ancra International LLC, AAR Manufacturing Group, Inc.

Electronic Systems

Sensors	Large Commercial/Regional/ Business/Defense	Honeywell International Inc.; Thales, S.A.; Auxitrol (a subsidiary of Esterline Technologies Corporation)

Fuel and Utility Systems	Large Commercial/Defense	Honeywell International Inc.; Parker Hannifin Corporation; Smiths Group plc (a subsidiary of General Electric)

De-Icing Systems	Large Commercial/Regional/ Business/Defense	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.

Aerospace Hoists/Winches	Defense/Search & Rescue/ Commercial Helicopter	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)

ISR Systems	Defense/Space	BAE Systems, plc; ITT Industries, Inc.; L-3 Communications Holdings, Inc.; Honeywell International Inc.

Power Systems	Large Commercial/Regional/ Business/Defense	Honeywell International Inc.; Smiths Group plc (a subsidiary of General Electric); Hamilton Sunstrand (a subsidiary of United Technologies Corporation)

System	Primary Market Segments	Major Non-Captive Competitors(1)

Engine Controls(2)	Large Commercial/Regional/ Business/ Defense/Helicopter	United Technologies Corporation; BAE Systems plc; Honeywell International Inc.; Argo-Tech Corporation, Woodward Governor Company; Hispano-Suiza (a subsidiary of SAFRAN)

(1)	Excludes aircraft manufacturers, airlines and prime defense contractors who, in some cases, have the capability to produce these systems internally.

(2)	See Note 9, “Investment in Joint Venture” to our Consolidated Financial Statements.

Backlog

Backlog as of December 31, 2008 was approximately:

				Firm Backlog
				Expected
	Firm	Unobligated	Total	to be Filled
	Backlog	Backlog	Backlog	in 2009
	(Dollars in millions)

Commercial	$2,602	$10,657	$13,259	$1,859
Defense and Space	1,610	609	2,219	1,068

	$4,212	$11,266	$15,478	$2,927

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

Backlog is subject to delivery delays or program cancellations which are beyond our control. Firm backlog approximated $5.4 billion at December 31, 2007.

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

Research and Development

We perform research and development under company-funded programs for commercial products and under contracts with customers. Research and development under contracts with others is performed on both defense and commercial products. Total research and development expenses from continuing operations in 2008, 2007 and 2006 were approximately $284 million, $280 million and $247 million, respectively. These amounts are net of approximately $133 million, $124 million and $113 million, respectively, which were funded by customers.

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

Working Capital

Our working capital is influenced by the following factors:

•	New commercial aircraft development;

•	Aircraft production rate changes by OE manufacturers;

•	Levels of aircraft utilization, age of aircraft in the fleets and types of aircraft utilized by airlines; and

•	Levels of defense spending by governments worldwide.

Our working capital is currently at a high level primarily due to several new commercial airplane development programs, including the Boeing 787, early production of the Airbus A380 and historically high production rates for Airbus and Boeing.

Human Resources

As of December 31, 2008, we employed approximately 25,000 people, of which approximately 15,300 people were employed in the U.S. and approximately 9,700 people were employed in other countries. We believe that we have good relationships with our employees. Those hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through 2013. Approximately 16% of our global labor force is covered by collective bargaining arrangements and approximately 10% of our global labor force is covered by collective bargaining arrangements that will expire within one year. There were no material work stoppages during 2008.

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

We are currently under contract to supply components and systems for a number of new commercial, general aviation and military aircraft programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Bombardier C Series, the Mitsubishi Regional Jet, the Dassault Falcon 7X and the Lockheed Martin F-35 JSF and F-22 Raptor. We have made and will continue to make substantial investments and incur substantial development costs in connection with these programs. We cannot provide assurance that each of these programs will enter full-scale production as expected or that demand for the aircraft will be sufficient to allow us to recover our investment in these programs. In addition, we cannot assure you that we will be able to extend our contracts relating to these programs beyond the initial contract periods. If any of these programs are not successful, it could have a material adverse effect on our business, financial condition or results of operations.

The market segments we serve are cyclical and sensitive to domestic and foreign economic considerations that could adversely affect our business and financial results.

The market segments in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns in demand. For example, certain of our commercial aviation products sold to aircraft manufacturers have experienced downturns during slowdowns in the commercial airline industry and during periods of weak general economic conditions, as demand for new aircraft typically declines during these periods. Although we believe that aftermarket demand for many of our products may be less exposed to these business downturns, we have experienced periods of declining demand for our products from aircraft operators in the recent past and may experience downturns in the future.

Capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a substantial portion of commercial airplane OE deliveries are scheduled beyond 2008, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. Aftermarket sales and service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements that increase reliability and performance. A reduction in spending by airlines or aircraft manufacturers could have a significant effect on the demand for our products, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

Current conditions in the airline industry could adversely affect our business and financial results.

Increases in fuel costs, high labor costs and heightened competition from low cost carriers have adversely affected the financial condition of some commercial airlines. Over the past ten years, several airlines have declared bankruptcy. A portion of our sales are derived from the sale of products directly to airlines, and we sometimes provide sales incentives to airlines and record sales incentives as other assets. If an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline and we may be required to record a charge related to unamortized sales incentives to the extent they cannot be recovered.

A significant decline in business with Airbus or Boeing could adversely affect our business and financial results.

For the year 2008, approximately 15% of our sales were made to Airbus and approximately 14% of our sales were made to Boeing for all categories of products, including OE and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Demand for our defense and space-related products is dependent upon government spending.

Approximately 25% of our sales for the year 2008 were derived from the defense and space market segment. Included in that category are direct and indirect sales to the U.S. Government, which represented approximately 13% of our sales for 2008. The defense and space market segment is largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending or levels of military flight operations could curtail or enhance our prospects in this market segment, depending upon the programs affected.

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

We have periodically experienced significant increases in expenses related to our employee and retiree medical and pension benefits. Although we have taken action seeking to contain these cost increases, including making material changes to some of these plans, there are risks that our expenses will rise as a result of continued increases in medical costs due to increased usage of medical benefits and medical cost inflation. Pension expense may increase if investment returns on our pension plan assets do not meet our long-term return assumption, if there are reductions in the discount rate used to determine the present value of our benefit obligation, or if other actuarial assumptions are not realized.

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

We are exposed to potential liability for personal injury or death with respect to products that have been designed, manufactured, serviced or sold by us, including potential liability for asbestos and other toxic tort claims. While we believe that we have substantial insurance coverage available to us related to such claims, our insurance may not cover all liabilities. Additionally, insurance coverage may not be available in the future at a reasonable cost. Any material liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our financial condition, results of operations and/or cash flows.

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

We are exposed to foreign currency risks that arise from normal business operations. These risks include transactions denominated in foreign currencies and the translation of certain non-functional currency balances of our subsidiaries. Our international operations also expose us to translation risk when the local currency financial statements are translated to U.S. Dollars, our reporting currency. As currency exchange rates fluctuate, translation of the statements of income of international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.

Creditors may seek to recover from us if the businesses that we spun off are unable to meet their obligations in the future, including obligations to asbestos claimants.

In May 2002, we completed the tax-free spin-off of our Engineered Industrial Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries prior to our ownership. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries. A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these and other such claims. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. We believe that such claims would not have a material adverse on our financial condition, but could have a material adverse effect on our results of operations and cash flows in a particular period.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate manufacturing plants and service and other facilities throughout the world.

Information with respect to our significant facilities that are owned or leased is set forth below:

			Approximate
			Number of
Segment	Location	Owned or Leased	Square Feet

Actuation and Landing Systems	Cleveland, Ohio	Leased	482,000
	Wolverhampton, England	Owned	429,000
	Troy, Ohio	Owned	415,000
	Oakville, Canada	Owned/Leased	390,000
	Vernon, France	Owned	273,000
	Tullahoma, Tennessee	Owned	260,000
	Miami, Florida	Owned	200,000
Nacelles and Interior Systems	Chula Vista, California	Owned	1,797,000
	Riverside, California	Owned	1,162,000
	Singapore, Singapore	Owned	634,000
	Foley, Alabama	Owned	425,000
	Mexicali, Mexico	Owned	350,000
	Toulouse, France	Owned/Leased	302,000
	Phoenix, Arizona	Owned	274,000
	Jamestown, North Dakota	Owned	272,000
	Bangalore, India	Leased	260,000
	Prestwick, Scotland	Owned	250,000
Electronic Systems	Danbury, Connecticut	Owned	523,000
	Birmingham, England	Owned	377,000
	Neuss, Germany	Owned/Leased	305,000
	Burnsville, Minnesota	Owned	285,000
	West Hartford, Connecticut	Owned	262,000
	Vergennes, Vermont	Owned	211,000

Our headquarters is in Charlotte, North Carolina. In May 2000, we leased approximately 120,000 square feet for an initial term of ten years. In July 2008, we signed an amendment extending this lease through May 2018, with two additional consecutive five-year options. The offices provide space for our corporate and segment headquarters.

Approximately 200,000 square feet of the Birmingham, England facility is leased to Aero Engine Controls, of which we have a 50% interest. See Note 9, “Investment in Joint Venture” to our Consolidated Financial Statements.

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

General

There are various pending or threatened claims, lawsuits and administrative proceedings against us or our subsidiaries, arising in the ordinary course of business, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. Legal costs are expensed when incurred.

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

Our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $62.3 million and $69.6 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, $20.9 million and $18.6 million, respectively, of the accrued liability for environmental remediation was included in current liabilities as accrued expenses. At December 31, 2008 and 2007, $24 million and $29.4 million, respectively, was associated with ongoing operations and $38.3 million and $40.2 million, respectively, was associated with previously owned businesses.

We expect that we will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

Certain states in the U.S. and countries globally are promulgating or proposing new or more demanding regulations or legislation impacting the use of various chemical substances by all companies. We are currently evaluating the potential impact of complying with such regulations and legislation.

On January 4, 2007, we received a judgment against Commercial Union Insurance Company, currently known as One Beacon America Insurance Company, and nine London Market Insurance Companies for reimbursement of past remediation costs at an environmental site, attorney fees and interest in the amount of approximately $58 million and coverage of certain unquantified future costs. On June 30, 2008, the Ohio Court of Appeals upheld the judgment. On December 31, 2008, the Ohio Supreme Court denied the insurers’ request for further appeal. On January 12, 2009, the insurers sought rehearing in the Ohio Supreme Court. Execution on the judgment was stayed by the filing of a bond in the amount of $50 million. Interest continues to accrue on portions of the judgment. When the appeal is concluded, if the judgment is upheld, amounts received by us will be reflected in earnings and cash flows in the applicable period. A former subsidiary of ours has a claim to a portion of the judgment amount. Due to the current status of the claim and the fact that a former subsidiary has a claim to a portion of any amounts realized, no amounts have been recorded in our financial statements as of December 31, 2008.

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

A portion of our historical primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent, undergoing solvent schemes of arrangement or in run-off. We have entered into settlement agreements with a number of these insurers pursuant to which we agreed to give up our rights with respect to certain insurance policies in exchange for negotiated payments. These settlements represent negotiated payments for our loss of this pre-1986 insurance coverage, as we no longer have this insurance available for claims that may have qualified for coverage. A portion of these settlements was recorded as income for reimbursement of past claim payments under the settled insurance policies and a portion was recorded as a deferred settlement credit for future claim payments.

At December 31, 2008 and 2007, the deferred settlement credit was $49.4 million and $53.6 million, respectively, for which $6.4 million and $7.6 million, respectively, was reported in accrued expenses and approximately $43 million and $46 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

Liabilities of Divested Businesses

Asbestos

In May 2002, we completed the tax-free spin-off of our EIP segment, which at the time of the spin-off included EnPro and Coltec. At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries prior to our ownership. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries. A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these and other such claims. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. We believe that such claims would not have a material adverse effect on our financial condition, results of operations and cash flows.

Tax

We are continuously undergoing examination by the U.S. Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns.

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

We previously reached final settlement with the IRS on all but one of the issues raised in this examination cycle. We received statutory notices of deficiency dated June 14, 2007 related to the remaining unresolved issue which involves the proper timing of certain deductions. We filed a petition with the U.S. Tax Court in September 2007 to contest the notices of deficiency. We believe the amount of the estimated tax liability if the IRS were to prevail is fully reserved. Although it is reasonably possible that this matter could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $28 million at December 31, 2008. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14 million at December 31, 2008. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. No payment has been made for the $28 million of interest or $14 million of penalty interest. The Franchise Tax Board took the position that under California law, Rohr was required to pay the full amount of interest prior to filing any suit for refund. In April 2008, the Supreme Court of California denied the Franchise Tax Board’s final appeal on this procedural matter and Rohr can proceed with its refund suit. Although it is reasonably possible that this matter could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Dispute with Supplier

On July 21, 2008, Alenia Aermacchi, S.p.A. (AAeM) filed a Demand for Arbitration with the American Arbitration Association against Rohr, Inc. (Rohr), a wholly-owned subsidiary of ours, in connection with a contract for the supply of fan cowls used in the nacelles that Rohr provides to Boeing on the 787 program. According to its Statement of Claims filed on August 15, 2008, AAeM seeks declaratory relief, rescission of the supply contract and monetary damages, based upon allegations of commercial impracticability, lack of compensation for costs associated with design changes and Rohr’s mismanagement of the program. On September 22, 2008, Rohr filed its answer, seeking to uphold the contract and denying liability, and instituted a counterclaim against AAeM, seeking damages for breach of contract and breach of covenant of good faith and fair dealing. On October 31, 2008, AAeM filed its answer generally denying the allegations made against it in Rohr’s counterclaims. On December 17, 2008, we amended our counterclaim to seek declaratory relief regarding ownership of certain intellectual property. We believe that we have substantial legal and factual defenses to AAeM’s claims, and we intend to defend our interests and pursue our counterclaims vigorously. Given the nature and status of this proceeding, we cannot yet determine the amount or a reasonable range of potential loss, if any. However, there can be no assurance that this matter could not have a material adverse effect on our financial position, results of operations and/or cash flows in a given period.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Marshall O. Larsen, age 60, Chairman, President and Chief Executive Officer

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

John J. Carmola, age 53, Vice President and Segment President, Actuation and Landing Systems

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

Cynthia M. Egnotovich, age 51, Vice President and Segment President, Nacelles and Interior Systems

Ms. Egnotovich joined the Company in 1986 and served in various positions with the Ice Protection Systems Division, including Controller from 1993 to 1996, Director of Operations from 1996 to 1998 and Vice President and General Manager from 1998 to 2000. Ms. Egnotovich was appointed as Vice President and General Manager of Commercial Wheels and Brakes in 2000. She was elected a Vice President of the Company and Group President, Engine and Safety Systems in 2002. In 2003, she was elected Vice President and Segment President, Electronic Systems. Ms. Egnotovich was elected Vice President and Segment President, Engine Systems in 2005. In 2007, she was elected Vice President and Segment President, Nacelles and Interior Systems. Ms. Egnotovich is a director of The Manitowoc Company, Inc. Ms. Egnotovich received a B.B.A. in accounting from Kent State University and a B.S. in biology from Immaculata College.

Curtis C. Reusser, Age 48, Vice President and Segment President, Electronic Systems

Mr. Reusser joined the Company in 1988 when it acquired TRAMCO. He held roles of increasing responsibility in Goodrich’s Maintenance, Repair and Overhaul operations before being appointed General Manager of Goodrich MRO Europe, based in the UK, in 1996. He joined the Aerostructures Division in 1999 and held various Vice President and general management positions. He served as President of the Aerostructures Division from 2002 to 2007. Mr. Reusser was elected Vice President and Segment President, Electronic Systems effective January 1, 2008. Before joining Goodrich, Mr. Reusser worked in engineering and business development for the Convair and Space Systems divisions of General Dynamics. Mr. Reusser graduated with a B.S. in Mechanical/Industrial Engineering from the University of Washington in 1983.

Gerald T. Witowski, age 61, Executive Vice President, Operational Excellence and Technology

Mr. Witowski joined the Company in 1978 as a Marketing Engineer in the Sensor Systems business. He was promoted to Vice President of Marketing and Sales in 1988 and was named Vice President and General Manager for the Commercial Transport Business Unit of Sensor Systems as well as the head of Goodrich’s Test System Business Unit in New Century, Kansas in 1997. In January 2001, he was named President and General Manager of Sensor Systems. He was elected Vice President and Segment President, Electronic Systems in March 2006 and to his current position in January 2008. Prior to joining Goodrich, Mr. Witowski spent 10 years on active duty in the U.S. Navy where he was a commissioned officer and pilot. Mr. Witowski received a B.S. in Naval Science from the U.S. Naval Academy and an M.A. in Management and Human Relations from Webster University.

Terrence G. Linnert, age 62, Executive Vice President, Administration and General Counsel

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

Scott E. Kuechle, age 49, Executive Vice President and Chief Financial Officer

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

Jennifer Pollino, age 44, Senior Vice President, Human Resources

Ms. Pollino joined the Company in 1992 as an Accounting Manager at Aircraft Evacuation Systems and since that time has served in a variety of positions, including Controller of Aircraft Evacuation Systems from 1995 to 1998, Vice President, Finance of Safety Systems from 1999 to 2000, Vice President and General Manager of Aircraft Seating Products from 2000 to 2001, President and General Manager of Turbomachinery Products from 2001 to 2002 and President and General Manager of Aircraft Wheels and Brakes from 2002 to 2005. She was elected as Senior Vice President, Human Resources in February 2005. Prior to joining Goodrich, Ms. Pollino served as a Field Accounting Officer for the Resolution Trust Corporation from 1990 to 1992, as Controller of Lincoln Savings and Loan Association from 1987 to 1990 and as an Auditor for Peat Marwick Main & Co. from 1986 to 1987. Ms. Pollino received a B.B.A. in accounting from the University of Notre Dame.

Scott A. Cottrill, age 43, Vice President and Controller

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

Quarter	High	Low	Dividend

2008
First	$71.14	$56.72	$.225
Second	70.38	47.21	.225
Third	55.00	38.79	.225
Fourth	41.50	25.11	.25
2007
First	$52.45	$44.97	$.20
Second	60.17	51.26	.20
Third	68.58	56.13	.20
Fourth	75.74	65.76	.225

As of December 31, 2008, there were 7,851 holders of record of our common stock.

Our debt agreements contain various restrictive covenants that, among other things, place limitations on the payment of cash dividends and our ability to repurchase our capital stock. Under the most restrictive of these agreements, $522.9 million of income retained in the business and additional capital was free from such limitations at December 31, 2008.

The following table summarizes our purchases of our common stock for the quarter ended December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate
	(a)		Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number	(b)	Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased(1)	Paid Per Share	Programs(2)	or Programs(2)(3)

October 2008	207	$39.30	—
November 2008	84	$58.17	—
December 2008	1,536	$32.82	—

Total	1,827	$34.72	—	$246 million

(1)	The category includes 1,827 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted stock unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6.	Selected Financial Data

Selected Financial Data(a)

	2008(b)	2007(c)	2006(d)(f)	2005(d)	2004(c)(d)(e)
	(Dollars in millions, except per share amounts)

Statement of Income Data
Sales	$7,061.7	$6,392.2	$5,719.1	$5,202.6	$4,554.9
Income from continuing operations	673.6	496.0	478.0	238.5	160.0
Balance Sheet Data
Total assets	$7,482.9	$7,534.0	$6,901.2	$6,454.0	$6,217.5
Long-term debt and capital lease obligations	1,410.4	1,562.9	1,721.7	1,742.1	1,898.3
Per Share of Common Stock
Income from continuing operations, diluted	$5.33	$3.88	$3.78	$1.92	$1.33
Net income, diluted	5.39	3.78	3.81	2.13	1.43
Cash dividends declared	0.925	0.825	0.80	0.80	0.80

(a)	Except as otherwise indicated, the historical amounts presented above have been reclassified to present our former Test Systems business (sold on April 19, 2005) and ATS business (sold on November 15, 2007) as discontinued operations.

(b)	In 2008, we recognized a net gain of approximately $13 million in connection with the formation of a joint venture with Rolls-Royce Group plc. See Note 9, “Investment in Joint Venture”, to our Consolidated Financial Statements.

(c)	On December 27, 2004, we entered into a partial settlement with Northrop Grumman Corporation (Northrop) which acquired TRW Inc. (TRW), in which Northrop paid us approximately $99 million to settle certain claims relating to customer warranty and other contract claims for products designed, manufactured or sold by TRW prior to our acquisition of TRW’s aeronautical systems businesses, as well as certain other miscellaneous claims. Under the terms of the settlement, we have assumed certain liabilities associated with future customer warranty and other contract claims for these products. In 2004, we recorded a charge of $23.4 million to cost of sales, or $14.7 million after tax, representing the amount by which the estimated undiscounted future liabilities plus our receivable from Northrop for these matters exceeded the settlement amount.

On December 27, 2007, we settled a claim with Northrop related to the Airbus A380 actuation systems development program resulting in a receipt of cash and an increase in operating income of $18.5 million.

(d)	Effective January 1, 2004, we began expensing stock options and the discount and option value of shares issued under our employee stock purchase plan. The expense is recognized over the period the stock options and shares are earned and vest. The adoption reduced before tax income by $12.1 million, or $7.7 million after tax, for 2004. The change in accounting reduced EPS-net income (diluted) by $0.06 per share. During 2005, we recognized share-based compensation of $10.4 million related to stock options and shares issued under our employee stock purchase plan. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, 123(R), “Share-Based Compensation”, which required accelerated recognition of share-based compensation expense for individuals who are either retirement eligible on the grant date or will become retirement eligible in advance of the normal vesting date. The incentive compensation cost recognized during 2006 related to this provision approximated $22 million. The cumulative effect of change in accounting was a gain of $0.6 million, or $0.01 per diluted share. See Note 6, “Share-Based Compensation” to our Consolidated Financial Statements.

(e)	Effective January 1, 2004, we changed two aspects of our methods of contract accounting for our aerostructures business. The impact of the changes in accounting methods was to record an after tax gain of $16.2 million ($23.3 million before tax gain) as a cumulative effect of a change in accounting, representing the cumulative profit that would have been recognized prior to January 1, 2004 had these methods of accounting been in effect in prior periods.

(f)	During 2006, we recorded a benefit of approximately $147 million, or $1.15 per diluted share, primarily related to the Rohr and Coltec tax settlements. See Note 15, “Income Taxes” and Note 17, “Contingencies” to our Consolidated Financial Statements for a discussion of our effective tax rate and material tax contingencies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OUR FORMER GOODRICH AVIATION TECHNICAL SERVICES, INC. (ATS) BUSINESS HAS BEEN ACCOUNTED FOR AS A DISCONTINUED OPERATION. UNLESS OTHERWISE NOTED HEREIN, DISCLOSURES PERTAIN ONLY TO OUR CONTINUING OPERATIONS.

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

The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models such as the Boeing 787 and 747-8, the Airbus A380 and A350 XWB, the Embraer 190, and engine types such as the Pratt and Whitney Geared Turbofan engine.

We have significant sales content on most of the airplanes manufactured in this market channel. We have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. Delivery of new commercial, regional, business, and general aviation aircraft in 2009 and beyond may be negatively impacted by the current economic conditions which may influence customers’ willingness and/or ability to purchase new aircraft.

While the commercial airline industry was negatively impacted during 2008 by the increase in fuel prices and economic conditions worldwide, the commercial airplane manufacturers still have a significant backlog of orders. Airlines worldwide are expected to continue to take delivery of a significant number of new airplanes in 2009 and beyond to replace older aircraft and for additional capacity.

In December 2008, we completed the formation of a joint venture with Rolls-Royce Group plc (R-R), which will develop and supply engine controls for R-R aero engines. The joint venture combined our existing U.K.-based engine controls OE design and manufacturing business with

R-R’s expertise in the integration of controls into the engine. We will retain the aftermarket products and services business associated with the joint venture’s products. See Note 9, “Investment in Joint Venture” to our Consolidated Financial Statements.

Commercial, Regional, Business and General Aviation Airplane Aftermarket

The commercial, regional, business and general aviation airplane aftermarket channel includes sales of products and services for existing commercial and general aviation airplanes, primarily to airlines and package carriers around the world.

The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size, type and activity levels of the worldwide airplane fleet. Other important factors affecting growth in this market channel are the age and types of the airplanes in the fleet, fuel prices and Gross Domestic Product (GDP) trends in countries and regions around the world.

Capacity in the global airline system, as measured by ASMs, is expected to decrease by about 4% annually in 2009. However, ASM growth could deteriorate further if airlines choose to fly their in-service airplanes less frequently due to high fuel prices, decreased demand and other factors.

While we have significant product content on most of the airplane models that are currently in service, we enjoy the benefit of having excellent positions on the newer, more fuel-efficient airplanes currently in service. Even though many airlines have announced that they will remove some of their older airplanes from their fleets, we do not expect these removals to have a significant impact on our results in 2009. These older airplanes, primarily MD-80s and 737 Classics, represent approximately 31% of the world’s fleet of large commercial aircraft, but only 8% of our large commercial aftermarket sales, or about 2% of our total sales.

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

Long-term Sustainable Growth

We believe that we are well positioned to continue to grow overall sales over the long-term due to:

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

Year Ended December 31, 2008 Sales Content by Market Channel

During 2008, approximately 95% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	16%
Boeing Commercial OE	9%
Regional, Business and General Aviation Airplane OE	9%

Total Commercial Regional, Business and General Aviation Airplane OE	34%

Large Commercial Airplane Aftermarket	29%
Regional, Business and General Aviation Airplane Aftermarket	7%

Total Large Commercial Regional, Business and General Aviation Airplane Aftermarket	36%

Total Defense and Space	25%

Other	5%

Total	100%

Results of Operations — Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

			$	%
	2008	2007	Change	Change
	(Dollars in millions, except diluted EPS)

Sales	$7,061.7	$6,392.2	$669.5	10.5

Segment operating income(1)	$1,216.3	$1,026.6	$189.7	18.5
Corporate general and administrative costs	(115.4)	(145.3)	29.9	20.6

Total operating income	1,100.9	881.3	219.6	24.9
Net interest expense	(106.7)	(115.7)	9.0	7.8
Other income (expense) — net	(27.6)	(48.7)	21.1	43.3
Income tax expense	(293.0)	(220.9)	(72.1)	32.6

Income from continuing operations	673.6	496.0	177.6	35.8
Income (loss) from discontinued operations	7.6	(13.4)	21.0	156.7

Net income	$681.2	$482.6	$198.6	41.2

Effective tax rate	30.3%	30.8%

Diluted EPS:
Continuing operations	$5.33	$3.88	$1.45	37.4

Net income	$5.39	$3.78	$1.61	42.6

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Consolidated Financial Statements.

Sales

Our 2008 sales and income performance was driven primarily by growth in each of our major market channels as follows:

•	Large commercial airplane original equipment sales increased by approximately 7%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 23%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately 9%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 11%.

Segment operating income and corporate general and administrative costs

The segment operating income growth was generated by increased sales and improved operational performance in most business units as discussed in the “Business Segment Performance” section.

Corporate general and administrative costs decreased for 2008 as compared to 2007 primarily due to lower share-based compensation expense as discussed below and lower non-qualified pension expense due to a favorable discount rate in 2008 compared to 2007.

The change in segment operating income and corporate general and administrative costs during 2008 as compared to 2007 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)

Changes in estimates on long-term contracts	$35.8	$22.1	$0.18

Lower share-based compensation	$33.6	$20.4	$0.15

Foreign exchange rate impact, including net monetary asset remeasurement	$(21.1)	$(12.9)	$(0.10)

Settlement of claims	$(40.1)	$(24.5)	$(0.19)

Changes in estimates on long-term contracts

During 2008 and 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units, resulting in higher income of approximately $36 million compared to 2007. These changes were primarily due to favorable cost and operational performance.

Share-based compensation

The decrease in share-based compensation expense was primarily due to the following:

•	The impact of the unfavorable change in our share price, which declined by 48%, resulting in lower expense of approximately $43 million; and

•	Approximately $8 million of costs in 2007 related to the 2007 special stock options (see Note 6, “Share-Based Compensation”, to our Consolidated Financial Statements); partially offset by

•	Approximately $17 million of additional costs for retirement eligible individuals in 2008 resulting from a change in vesting requirements.

Foreign exchange rate impact

The net unfavorable foreign exchange impact was due to the following:

•	Approximately $37 million of lower net gains on cash flow hedges settled during 2008, partially offset by approximately $7 million of favorable foreign currency translation of net costs in currencies other than the U.S. Dollar; partially offset by

•	Approximately $53 million of increased net transaction gains relating to re-measuring monetary assets/liabilities into the local functional currency, partially offset by approximately $43 million of higher net losses on forward contracts we entered into to offset the impact of net monetary asset gains/losses.

Settlement of claims

During 2007, we settled certain claims with a customer and a claim with Northrop Grumman Corporation (Northrop), that did not recur in 2008, which resulted in operating income of approximately $40 million.

Net interest expense

Net interest expense decreased for 2008 as compared to 2007 primarily due to lower debt levels in 2008 as a result of the repayment of $162 million of notes which matured in the second quarter of 2008.

Other income (expense) — net

Other income (expense) — net decreased for 2008 as compared to 2007, primarily as a result of:

•	A net gain of approximately $13 million recognized in connection with the formation of a joint venture (see Note 9, “Investment in Joint Venture” of our Consolidated Financial Statements);

•	Increased income of approximately $7 million from equity in affiliated companies; and

•	Lower minority interest costs of approximately $3 million.

Income (loss) from discontinued operations

The income from discontinued operations for 2008 included a gain from the sale of a previously discontinued business of approximately $6 million. The loss from discontinued operations in 2007 included the loss on the sale of ATS of approximately $15 million.

Effective tax rate

For 2008, we reported an effective tax rate of 30.3%, compared to 30.8% for 2007. See Note 15, “Income Taxes” to our Consolidated Financial Statements.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

			$	%
	2007	2006	Change	Change
	(Dollars in millions, except diluted EPS)

Sales	$6,392.2	$5,719.1	$673.1	11.8

Segment operating income(1)	$1,026.6	$772.2	$254.4	32.9
Pension curtailment	—	(10.9)	10.9	100.0
Corporate general and administrative costs	(145.3)	(121.5)	(23.8)	19.6

Total operating income	881.3	639.8	241.5	37.7
Net interest expense	(115.7)	(121.0)	5.3	4.4
Other income (expense) — net	(48.7)	(62.0)	13.3	21.5
Income tax (expense) benefit	(220.9)	21.2	(242.1)	1142.0

Income from continuing operations	496.0	478.0	18.0	3.8
Income (loss) from discontinued operations	(13.4)	3.5	(16.9)	482.9
Cumulative Effect of Change in Accounting	—	0.6	(0.6)	100.0

Net income	$482.6	$482.1	$0.5	0.1

Effective tax rate	30.8%	(4.6)%

Diluted EPS:
Continuing operations	$3.88	$3.78	$0.10	2.6

Net income	$3.78	$3.81	$(0.03)	0.8

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Consolidated Financial Statements.

Sales

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

Pension curtailment

During 2006, we recorded a pension curtailment charge of $10.9 million related to the implementation of changes to our U.S. pension and retirement savings plans. See Note 14, “Pensions and Postretirement Benefits”, to our Consolidated Financial Statements.

Segment operating income and corporate general and administrative costs

Changes in sales and segment operating income are discussed within the “Business Segment Performance” section below.

Corporate general and administrative costs increased for 2007 as compared to 2006 primarily due to higher incentive and share-based compensation and non-qualified pension benefit expense.

The change in segment operating income and corporate general and administrative costs during 2007 as compared to 2006 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)

Changes in estimates on long-term contracts	$67.6	$42.3	$0.33

Settlement of claims	$40.1	$25.1	$0.20

Higher share-based compensation	$(13.8)	$(8.2)	$(0.06)

Foreign exchange rate impact, including net monetary asset remeasurement	$(24.2)	$(15.1)	$(0.12)

2006 tax settlements	$—	$(147.0)	$(1.15)

Changes in estimates on long-term contracts

During 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units, resulting in higher income of approximately $68 million compared to 2006. These changes were primarily due to favorable cost and operational performance and to some extent, sales pricing improvements on follow-on contracts.

Settlement of claims

During 2007, we settled certain claims with a customer and a claim with Northrop of approximately $40 million which did not occur in 2006.

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

Net interest expense

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

Effective tax rate

For 2007, we reported an effective tax rate of 30.8% compared to an effective tax rate benefit of 4.6% in 2006, which included a benefit of approximately 32 percentage points related to the Rohr and Coltec tax settlements and for several additional settlements and refunds. See “2006 Tax Settlements.” The effective tax rate excluding the benefit related to these items would have been approximately 27%.

Income (loss) from discontinued operations

The loss from discontinued operations in 2007 was primarily a result of the loss on the sale of ATS. Income from discontinued operations during 2006 primarily represented income from ATS operations and net insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.

2009 Outlook

We expect the following approximate results for the year ending December 31, 2009:

	2009 Outlook	2008 Actual

Sales	$7.1 to $7.2 billion	$7.1 billion
Diluted EPS — Net Income	$4.50 to $4.90 per share	$5.39 per share
Capital Expenditures	$230 to $270 million	$285 million
Operating Cash Flow net of Capital Expenditures	Exceed 75% of net income	74% of net income

Our 2009 outlook assumes, among other factors:

•	A full-year effective tax rate of 31% to 32%;

•	Higher pre-tax pension expense of $110 million compared to 2008, or $0.55 per diluted share. The higher pension expense incorporates our return on U.S. plan assets of approximately negative 19% in 2008 and the lowering of the long-term U.S. rate of return on assets to 8.75% for 2009 partially offsetting a 2009 U.S. discount rate of approximately 6.5% compared to a rate of 6.3% for 2008; and

•	Favorable foreign exchange translation costs of approximately $5 million.

Sales

Our current market assumptions, for each of our major market channels, for the full year 2009 outlook, compared with the full year 2008, include the following:

•	Large commercial airplane OE sales are expected to increase by approximately 3% to 5%;

•	Regional, business and general aviation airplane OE sales are expected to decrease by approximately 10%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to be flat, with large commercial aftermarket sales up slightly while regional, business and general aviation aftermarket sales are expected to be somewhat lower. This outlook assumes that worldwide ASMs will decrease by approximately 4%; and

•	Defense and space sales of both OE and aftermarket products and services are expected to increase by approximately 5%.

Cash Flow

We expect net cash provided by operating activities, minus capital expenditures to exceed 75% of net income, including the impact of announced delays in the Boeing 787 Dreamliner and Airbus A380 airplane programs. Our outlook reflects a continuation of investments to support these programs, the Airbus A350 XWB and low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We expect capital expenditures for 2009 to be in a range of $230 million to $270 million. In addition, we anticipate worldwide pension plan contributions to be in a range of $150 million to $200 million.

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

We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to the reporting segments. The company-wide ERP implementation costs that were not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for our Consolidated Financial Statements. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our Consolidated Financial Statements.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

	Year Ended December 31,
			$	%	% Sales
	2008	2007	Change	Change	2008	2007
	(Dollars in millions)

NET CUSTOMER SALES
Actuation and Landing Systems	$2,614.9	$2,400.6	$214.3	8.9
Nacelles and Interior Systems	2,485.6	2,169.0	316.6	14.6
Electronic Systems	1,961.2	1,822.6	138.6	7.6

Total Sales	$7,061.7	$6,392.2	$669.5	10.5

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$300.0	$247.8	$52.2	21.1	11.5	10.3
Nacelles and Interior Systems	647.5	531.0	116.5	21.9	26.1	24.5
Electronic Systems	268.8	247.8	21.0	8.5	13.7	13.6

Segment Operating Income	$1,216.3	$1,026.6	$189.7	18.5	17.2	16.1

Actuation and Landing Systems:  Actuation and Landing Systems segment sales for 2008 increased from 2007 primarily due to the following:

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $66 million across all business units;

•	Higher defense and space OE and aftermarket sales of approximately $44 million, primarily in our landing gear, aircraft wheels and brakes and actuation systems business units;

•	Higher other aerospace and non-aerospace sales of approximately $43 million, primarily in our engine components and actuation systems business units;

•	Higher regional, business and general aviation airplane OE sales of approximately $40 million, primarily in our landing gear, engine components and actuation systems business units; and

•	Higher large commercial airplane OE sales of approximately $21 million, primarily in our actuation systems business unit. In our landing gear business unit, increased sales to Airbus were offset by decreased sales to Boeing, due primarily to the Boeing labor dispute in 2008.

Actuation and Landing Systems segment operating income for 2008 increased from 2007 primarily as a result of the following:

•	Higher sales volume and favorable product mix, net of the impact of the Boeing labor dispute, which resulted in higher income of approximately $57 million;

•	Higher pricing net of increased operating costs across all business units, which resulted in higher income of approximately $29 million; and

•	Higher income resulting from changes in estimates on certain long-term contracts in our aircraft wheels and brakes business unit of approximately $11 million, primarily due to favorable operational performance; partially offset by

•	Settlement of certain claims with a customer and a claim with Northrop Grumman of approximately $31 million in 2007 which did not recur in 2008; and

•	Unfavorable foreign exchange of approximately $14 million.

Nacelles and Interior Systems:  Nacelles and Interior Systems segment sales for 2008 increased from 2007 primarily due to the following:

•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume, of approximately $118 million, primarily in our aerostructures business unit;

•	Higher large commercial airplane OE sales of approximately $88 million, primarily in our aerostructures and interiors business units;

•	Higher defense and space OE and aftermarket sales of approximately $61 million, primarily in our aerostructures and interiors business units; and

•	Higher regional, business, and general aviation airplane OE sales, primarily in our aerostructures and interiors business units, of approximately $47 million.

Nacelles and Interior Systems segment operating income for 2008 increased from 2007 primarily due to the following:

•	Increased sales volume and favorable product mix, primarily in our aerostructures and interiors business units, which resulted in increased income of approximately $118 million; and

•	Higher income resulting from changes in estimates for certain long-term contracts at our aerostructures business unit of approximately $21 million; partially offset by

•	Higher costs of approximately $15 million, primarily related to research and development and selling, general and administrative expenses in our aerostructures and interiors business units;

•	Settlement of a customer claim in 2007 of approximately $7 million that did not recur in 2008; and

•	Unfavorable foreign exchange of approximately $6 million.

Electronic Systems:  Electronic Systems segment sales for 2008 increased from 2007 primarily due to the following:

•	Higher defense and space OE and aftermarket sales of approximately $65 million, primarily in our intelligence, surveillance and reconnaissance and sensors and integrated systems business units, including sales associated with the acquisitions of TEAC Aerospace Holdings, Inc. (TEAC) and Recon/Optical, Inc. (ROI) of approximately $24 million;

•	Higher large commercial airplane aftermarket sales of approximately $35 million, primarily in our sensors and integrated systems and engine control and electrical power systems business units, including sales associated with the acquisition of TEAC of approximately $13 million;

•	Higher regional, business and general aviation airplane OE sales of approximately $25 million, primarily in our sensors and integrated systems and engine control and electrical power systems business units;

•	Higher large commercial OE sales of approximately $10 million, primarily in our engine control and electrical power systems business units; and

•	Higher non-aerospace sales of approximately $10 million, primarily in our sensors and integrated systems and engine control and electrical power systems business units.

Electronic Systems segment operating income for 2008 increased from 2007 primarily due to the following:

•	Higher sales volume, net of an unfavorable product mix across most business units, resulting in higher income of approximately $62 million; partially offset by

•	Higher operating costs of approximately $34 million across all business units primarily selling, general and administrative expenses; and

•	Unfavorable foreign exchange of approximately $7 million.

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

	Year Ended December 31,
			$	%	% Sales
	2007	2006	Change	Change	2007	2006
	(Dollars in millions)

NET CUSTOMER SALES
Actuation and Landing Systems	$2,400.6	$2,083.8	$316.8	15.2
Nacelles and Interior Systems	2,169.0	1,983.5	185.5	9.4
Electronic Systems	1,822.6	1,651.8	170.8	10.3

Total Sales	$6,392.2	$5,719.1	$673.1	11.8

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$247.8	$137.3	$110.5	80.5	10.3	6.6
Nacelles and Interior Systems	531.0	416.3	114.7	27.6	24.5	21.0
Electronic Systems	247.8	218.6	29.2	13.4	13.6	13.2

Segment Operating Income	$1,026.6	$772.2	$254.4	32.9	16.1	13.5

Actuation and Landing Systems:  Actuation and Landing Systems segment sales for 2007 increased from 2006 primarily due to the following:

•	Higher large commercial airplane OE sales of approximately $130 million, primarily in our landing gear business unit;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $99 million, primarily in our landing gear, aircraft wheels and brakes and actuation business units;

•	Higher defense and space OE and aftermarket sales of approximately $30 million, primarily in our actuation and aircraft wheels and brakes business units; and

•	Higher regional, business and general aviation airplane OE sales of approximately $29 million, primarily in our aircraft wheels and brakes, landing gear and engine components business units.

Actuation and Landing Systems segment operating income for 2007 increased from 2006 primarily as a result of the following:

•	Higher sales volume and favorable product mix across all business units, which resulted in higher income of approximately $64 million;

•	Higher operating income of approximately $34 million, driven primarily by higher pricing across most of our business units and improved brake-life performance in the aircraft wheels and brakes business unit, partially offset by increased operating costs across all business units; and

•	Settlement of certain claims with a customer and settlement of a claim with Northrop Grumman which resulted in higher income of approximately $31 million; partially offset by

•	Unfavorable foreign exchange impact of approximately $18 million.

Nacelles and Interior Systems:  Nacelles and Interior Systems segment sales for 2007 increased from 2006 primarily due to the following:

•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume of approximately $165 million, primarily in our aerostructures and interiors business units;

•	Higher large commercial airplane OE sales of approximately $33 million, primarily in our aerostructures business unit;

•	Higher regional, business, and general aviation airplane OE sales primarily from our aerostructures business unit of approximately $25 million; and

•	Higher defense and space OE and aftermarket sales of approximately $17 million, primarily in our interiors business unit; partially offset by

•	Lower large commercial airplane OE sales of approximately $50 million related to the completion of certain customer contracts in 2006.

Nacelles and Interior Systems segment operating income for 2007 increase from 2006 primarily due to the following:

•	Higher sales volume, primarily in our aerostructures and interiors business units, which resulted in higher income of approximately $122 million;

•	Favorable changes in estimates for certain long-term contracts at our aerostructures business unit, resulting in higher income of approximately $40 million; and

•	Settlement of claims with a customer which resulted in higher income of approximately $7 million; partially offset by

•	Higher costs of approximately $53 million, primarily related to research and development and selling, general and administrative expenses in our aerostructures and interiors business units.

Electronic Systems:  Electronic Systems segment sales for 2007 increased from 2006 primarily due to the following:

•	Higher defense and space OE and aftermarket sales of approximately $63 million in our sensors and integrated systems and engine control and electrical power systems business units;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $42 million in our sensors and integrated systems and engine control and electrical power systems business units;

•	Higher regional, business and general aviation airplane OE sales of approximately $31 million in our sensors and integrated systems and engine control and electrical power systems business units;

•	Higher sales of products to the commercial helicopter market of approximately $28 million in our sensors and integrated systems and engine controls and electrical power systems business units; and

•	Higher large commercial airplane OE sales of approximately $11 million in our engine control and electrical power systems business unit.

Electronic Systems segment operating income for the 2007 increased from 2006 primarily due to the following:

•	Higher sales volume and pricing partially offset by unfavorable product mix across most business units, which resulted in higher income of approximately $58 million; partially offset by

•	Higher operating costs of approximately $21 million, primarily in our sensors and integrated systems business unit; and

•	Unfavorable foreign exchange of approximately $8 million.

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

Sales to non-U.S. customers were $3,541 million or 50% of total sales, $3,146.7 million or 49% of total sales and $2,800.1 million or 49% of total sales for 2008, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We currently expect to fund expenditures for capital requirements and other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments, including our share repurchase program, and also provide adequate financial flexibility. The current economic conditions, including the turmoil in the banking sector and credit markets, are expected to be manageable due to our strong balance sheet, lack of any large near-term funding requirements and multi-year committed credit facility.

The following events affected our liquidity and capital resources during 2008:

•	We paid quarterly dividends of $0.225 per share on January 2, April 1, July 1, and October 1;

•	We used cash from operations to repay $162 million for notes which matured on April 15, 2008;

•	On April 17, 2008, we completed the acquisition of TEAC, a leading provider of proprietary airborne mission data, video recording and debrief products for the defense industry, and cabin video systems for commercial airlines, for approximately $84 million in cash, net of cash acquired. TEAC is reported in the Electronic Systems segment;

•	On July 1, 2008, Standard & Poor’s upgraded our credit rating from BBB, outlook positive to BBB+, outlook stable. On August 6, 2008, Fitch Ratings upgraded our credit rating from BBB, outlook positive to BBB+, outlook stable;

•	On July 28, 2008, we completed the acquisition of certain assets of ROI, a leading provider of low-to-medium altitude airborne reconnaissance camera and optical products for the homeland security and military market, for approximately $38 million in cash. ROI is reported in the Electronic Systems segment;

•	On October 21, 2008, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock, payable January 2, 2009 to shareholders of record on December 1, 2008. This dividend declaration represents an 11% increase over the previous quarterly dividend of $0.225 per share of common stock; and

•	During 2008, we repurchased 2.5 million shares for approximately $127 million under our share repurchase program.

Cash

At December 31, 2008, we had cash and cash equivalents of $370.3 million, as compared to $406 million at December 31, 2007.

Credit Facilities

We have the following amounts available under our credit facilities:

•	$500 million committed global revolving credit facility that expires in May 2012, of which $464.4 million was available at December 31, 2008; and

•	$75 million of uncommitted domestic money market facilities and $151.4 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $188.4 million was available at December 31, 2008.

Long-Term Financing

At December 31, 2008, we had long-term debt and capital lease obligations, including current maturities, of $1,531.7 million with maturities ranging from 2009 to 2046. Maturities of long-term debt and capital lease obligations occurring in the next two years include $121.3 million maturing in 2009 and $0.9 million maturing in 2010. We also maintain a shelf registration statement that allows us to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Off-Balance Sheet Arrangements

Lease Commitments

We lease certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.

Certain of these arrangements allow us, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow us to lease corporate aircraft and equipment having a maximum unamortized value of $150 million at December 31, 2008. These leases are priced at a spread over LIBOR and are extended periodically through the end of the lease terms, unless notice is provided. At December 31, 2008, future payments under these leases were $6.9 million through the end of the lease terms. At December 31, 2008, we had guarantees of residual values on lease obligations of $24.8 million. We are obligated to either purchase or remarket the leased assets at the end of the lease term. During 2008, the Company entered into a similar arrangement to lease corporate aircraft having a maximum unamortized value of $55 million. At December 31, 2008, there were no future payments outstanding under this arrangement.

Future minimum lease payments under standard operating leases were $180.9 million at December 31, 2008.

Derivatives

We utilize certain derivative financial instruments to manage risk, including foreign currency, that exist as part of ongoing business operations as follows:

•	Foreign Currency Contracts Designated as Cash Flow Hedges: At December 31, 2008, our contracts had a notional amount of $1,897.2 million, fair value of a $156.1 million net liability and maturity dates ranging from January 2009 to December 2013. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months was a loss of $60.2 million. During 2008, 2007 and 2006 we realized net gains of $38.4 million, $75.6 million, and $40.6 million respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At December 31, 2008, there were no such contracts outstanding. During 2008, 2007 and 2006 we realized a net loss of $34.8 million, a net gain of $7.7 million, and a net gain of $6.6 million respectively, related to contracts that settled.

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

Contractual Obligations and Other Commercial Commitments

The following table reflects our contractual obligations and commercial commitments as of December 31, 2008. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2009	2010-2011	2012-2013	Thereafter
	(Dollars in millions)

Contractual Obligations
Payments Due by Period
Short-Term and Long-Term Debt	$1,562.8	$158.5	$—	$261.1	$1,143.2
Capital Lease Obligations	10.5	1.0	1.7	1.5	6.3
Operating Leases	180.9	40.4	55.7	34.8	50.0
Purchase Obligations(1)	1,298.0	764.1	525.0	8.9	—
Other Long-Term Obligations(2)	115.4	9.1	33.7	1.4	71.2

Total	$3,167.6	$973.1	$616.1	$307.7	$1,270.7

Other Commercial Commitments
Amount of Commitments that Expire per Period
Lines of Credit(3)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	74.8	64.7	8.8	1.3	—
Guarantees	28.0	1.7	25.9	0.4	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	7.0	4.1	2.3	0.6	—

Total	$109.8	$70.5	$37.0	$2.3	$—

(1)	Purchase obligations include an estimated amount of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

(2)	Includes participation payments of approximately $110 million for aircraft component delivery programs which are to be paid over ten years.

(3)	As of December 31, 2008, we had in place a committed syndicated revolving credit facility which expires in May 2012 and permits borrowing up to a maximum of $500 million; $75 million of uncommitted domestic money market facilities; and $151.4 million of uncommitted and committed foreign working capital facilities. As of December 31, 2008, we had borrowing capacity under our committed syndicated revolving credit facility of $464.4 million.

The table excludes our pension and other postretirement benefits obligations. Worldwide pension contributions were $227.2 million and $132.5 million in 2008 and 2007, respectively. These contributions include both voluntary and required employer contributions, as well as pension benefits paid directly by us. Of these amounts, $170 million and $76 million were contributed voluntarily to the qualified U.S. pension plan in 2008 and 2007, respectively. We expect to make pension contributions of $150 million to $200 million to our worldwide pension plans during 2009. Our postretirement benefits other than pensions are not required to be funded in advance, so benefit payments, including medical costs and life insurance, are paid as they are incurred. We made postretirement benefit payments other than pension, net of the Medicare Part D subsidy, of approximately $27 million and $31 million in 2008 and 2007, respectively. We expect to make net payments of approximately $34 million during 2009. See Note 14, “Pensions and Postretirement Benefits” of our Consolidated Financial Statements for a further discussion of our pension and postretirement other than pension plans.

The table also excludes our liability for unrecognized tax benefits of $289.4 million as of December 31, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

CASH FLOW

The following table summarizes our cash flow activity for 2008, 2007 and 2006:

	Year Ended December 31,
Net Cash Provided by (Used in):	2008	2007	2006
	(Dollars in millions)

Operating activities of continuing operations	$786.6	$593.7	$265.5
Investing activities of continuing operations	$(410.0)	$(279.3)	$(250.6)
Financing activities of continuing operations	$(414.4)	$(202.5)	$(90.4)
Discontinued operations	$13.1	$90.1	$19.5

Year Ended December 31, 2008 as Compared to December 31, 2007

Operating Activities of Continuing Operations

The increase in net cash provided by operating activities for 2008 as compared to 2007 consisted primarily of the following:

•	Cash flow from higher pre-tax income of approximately $250 million; and

•	Cash of $115 million received in connection with the formation of a joint venture (see Note 9, “Investment in Joint Venture”, to our Consolidated Financial Statements); partially offset by

•	Higher worldwide pension plan contributions of approximately $95 million.

Investing Activities of Continuing Operations

Net cash used by investing activities for 2008 and 2007 included capital expenditures of $284.7 million and $282.6 million, respectively. We completed the following acquisitions during the year ended December 31, 2008:

•	Skyline Industries, Inc. for $9.5 million in cash;

•	TEAC for approximately $84 million in cash, net of cash acquired; and

•	ROI for approximately $38 million in cash.

Financing Activities of Continuing Operations

The increase in net cash used in financing activities for 2008 from 2007 consisted primarily of the following:

•	Long-term debt repayments of approximately $197 million primarily in connection with the repayment of notes which matured in April 2008; and

•	A decrease of proceeds from the issuance of our common stock, primarily for stock compensation programs, of approximately $71 million; partially offset by

•	Lower purchases of our common stock in connection with our share repurchase program of approximately $76 million.

On October 24, 2006, our Board of Directors approved a program that authorizes us to repurchase up to $300 million of our common stock. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. No time limit was set for completion of the program. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as we deem appropriate, subject to market conditions, regulatory requirements and other factors. On February 19, 2008, our Board of Directors approved an increase of $300 million to this share repurchase program. Our share repurchase program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. As of December 31, 2008, we have purchased approximately 6.4 million shares for approximately $354 million at an average price of $55.30 per share.

On October 21, 2008, our Board of Directors declared a quarterly dividend of $0.25 per share of common stock, payable January 2, 2009 to shareholders of record on December 1, 2008.

Discontinued Operations

Net cash provided by discontinued operations of $13.1 million for 2008, primarily consisted of the finalization of the purchase price for ATS and proceeds from the sale of a previously discontinued business. Net cash provided by discontinued operations of $90.1 million for 2007, primarily consisted of the net cash proceeds realized on the sale of ATS.

Year Ended December 31, 2007 as Compared to December 31, 2006

Operating Activities of Continuing Operations

The increase in net cash provided by operating activities for 2007 as compared to 2006 consisted of the following:

•	Cash flow from higher pre-tax income of approximately $121 million;

•	Tax payments in 2006 of approximately $110 million associated with the Rohr and Coltec tax settlements; and

•	A cash payment in 2006 of $97.1 million relating to the termination of our accounts receivable securitization program.

Investing Activities of Continuing Operations

Net cash used by investing activities for 2007 and 2006 included capital expenditures of $282.6 million and $254.6 million, respectively.

Financing Activities of Continuing Operations

The increase in net cash used in financing activities for 2007 from 2006 primarily consisted of the following:

•	Higher purchases of our common stock during 2007 as compared to 2006 of approximately $194 million, primarily in conjunction with our previously announced share repurchase program; partially offset by

•	An increase of proceeds from the issuance of our common stock during 2007 as compared to 2006 of approximately $30 million, primarily from the exercises of share-based compensation awards; and

•	A 2006 payment of $20.6 million for premiums related to the debt exchange.

Discontinued Operations

Net cash provided by discontinued operations of $90.1 million for 2007 primarily consisted of the net cash proceeds realized on the sale of ATS. Net cash provided by discontinued operations of $19.5 million in 2006 primarily consisted of cash flow provided by the operations of ATS and insurance settlements with several insurers relating to the recovery of environmental remediation costs at a former plant previously recorded as a discontinued operation.

CONTINGENCIES

General

There are various pending or threatened claims, lawsuits and administrative proceedings against us or our subsidiaries, arising in the ordinary course of business, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. Legal costs are expensed when incurred.

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

Our Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $62.3 million and $69.6 million at December 31, 2008 and 2007, respectively. At

December 31, 2008 and 2007, $20.9 million and $18.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At December 31, 2008 and 2007, $24 million and $29.4 million, respectively, was associated with ongoing operations and $38.3 million and $40.2 million, respectively, was associated with previously owned businesses.

We expect that we will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

Certain states in the U.S. and countries globally are promulgating or proposing new or more demanding regulations or legislation impacting the use of various chemical substances by all companies. We are currently evaluating the potential impact of complying with such regulations and legislation.

On January 4, 2007, we received a judgment against Commercial Union Insurance Company, currently known as One Beacon America Insurance Company, and nine London Market Insurance Companies for reimbursement of past remediation costs at an environmental site, attorney fees and interest in the amount of approximately $58 million and coverage of certain unquantified future costs. On June 30, 2008, the Ohio Court of Appeals upheld the judgment. On December 31, 2008, the Ohio Supreme Court denied the insurers’ request for further appeal. On January 12, 2009, the insurers sought rehearing in the Ohio Supreme Court. Execution on the judgment was stayed by the filing of a bond in the amount of $50 million. Interest continues to accrue on portions of the judgment. When the appeal is concluded, if the judgment is upheld, amounts received by us will be reflected in earnings and cash flows for the applicable period. A former subsidiary of ours has a claim to a portion of the judgment amount. Due to the current status of the claim and the fact that a former subsidiary has a claim to a portion of any amounts realized, no amounts have been recorded in our financial statements as of December 31, 2008.

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

A portion of our historical primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent, undergoing solvent schemes of arrangement or in run-off. We have entered into settlement agreements with a number of these insurers pursuant to which we agreed to give up our rights with respect to certain insurance policies in exchange for negotiated payments. These settlements represent negotiated payments for our loss of this pre-1986 insurance coverage, as we no longer have this insurance available for claims that may have qualified for coverage. A portion of these settlements was recorded as income for reimbursement of past claim payments under the settled insurance policies and a portion was recorded as a deferred settlement credit for future claim payments.

At December 31, 2008 and 2007, the deferred settlement credit was $49.4 million and $53.6 million, respectively, for which $6.4 million and $7.6 million, respectively, was reported in accrued expenses and approximately $43 million and $46 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

Liabilities of Divested Businesses

Asbestos

In May 2002, we completed the tax-free spin-off of our Engineered Industrial Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries prior to our ownership. It is possible that asbestos-related claims might be asserted against us on the theory that we have some responsibility for the asbestos-related liabilities of EnPro, Coltec or its subsidiaries. A limited number of asbestos-related claims have been asserted against us as “successor” to Coltec or one of its subsidiaries. We believe that we have substantial legal defenses against these and other such claims. In addition, the agreement between EnPro and us that was used to effectuate the spin-off provides us with an indemnification from EnPro covering, among other things, these liabilities. We believe that such claims would not have a material adverse effect on our financial condition, results of operations and cash flows.

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

Guarantees

At December 31, 2008, we had letters of credit and bank guarantees of $74.8 million and residual value guarantees of lease obligations of $24.8 million. See Note 12, “Financing Arrangements” and Note 13, “Lease Commitments” to our Consolidated Financial Statements.

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

Cost estimates over the lives of contracts include projected impacts of future cost reductions including learning curve efficiencies. Because the above referenced contracts cover manufacturing periods of up to 20 years or more, we assume greater risks associated with the estimates of these future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing including escalation where applicable, supplier claims (see “Boeing 787 Contract Discussions” below) and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

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

Boeing 787 Contract Discussions

Our aerostructures business entered into a long-term supply contract with Boeing on the 787 program in 2004. The Boeing 787 program has experienced unexpected delays in its development schedule and Boeing has requested numerous changes in the design of our product and scope of our work. Under the terms of our contract, we are entitled to reimbursement of certain costs and equitable price adjustments under certain circumstances. Discussions with Boeing are ongoing.

On July 21, 2008, Alenia Aermacchi, S.p.A. (AAeM) filed a Demand for Arbitration with the American Arbitration Association against Rohr, Inc. (Rohr), a wholly-owned subsidiary of ours (our aerostructures business), in connection with a contract for the supply of fan cowls used in the nacelles that Rohr provides to Boeing on the 787 program. According to its Statement of Claims filed on August 15, 2008, AAeM seeks declaratory relief, rescission of the supply contract and monetary damages, based upon allegations of commercial impracticability, lack of compensation for costs associated with design changes and Rohr’s mismanagement of the program. On September 22, 2008, Rohr filed its answer, seeking to uphold the contract and denying liability, and instituted a counterclaim against AAeM, seeking damages for breach of contract and breach of covenant of good faith and fair dealing. On October 31, 2008, AAeM filed its answer generally denying the allegations made against it in Rohr’s counterclaims. On December 17, 2008, we amended our counterclaim to seek declaratory relief regarding ownership of certain intellectual property. We believe that we have substantial legal and factual defenses to AAeM’s claims, and we intend to defend our interests and pursue our counterclaims vigorously. Given the nature and status of this proceeding, we cannot yet determine the amount or a reasonable range of potential loss, if any.

If we are unable to reach a fair and equitable resolution with Boeing or adequately resolve the dispute with AAeM discussed above, it could have a material adverse effect on our financial position, results of operations and/or cash flows in a given period.

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

We previously reached final settlement with the IRS on all but one of the issues raised in this examination cycle. We received statutory notices of deficiency dated June 14, 2007 related to the remaining unresolved issue which involves the proper timing of certain deductions. We filed a petition with the U.S. Tax Court in September 2007 to contest the notices of deficiency. We believe the amount of the estimated tax liability if the IRS were to prevail is fully reserved. Although it is reasonably possible that this matter could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is approximately $4.5 million. The amount of accrued interest associated with the additional tax is approximately $28 million at December 31, 2008. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14 million at December 31, 2008. The tax and interest amounts continue to be contested by Rohr. We believe that we are adequately reserved for this contingency. No payment has been made for the $28 million of interest or $14 million of penalty interest. The Franchise Tax Board took the position that under California law, Rohr was required to pay the full amount of interest prior to filing any suit for refund. In April 2008, the Supreme Court of California denied the Franchise Tax Board’s final appeal on this procedural matter and Rohr can proceed with its refund suit. Although it is reasonably possible that this matter could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Following settlement of the U.S. Tax Court case for Rohr, Inc.’s tax years 1986 to 1997, California audited our amended tax returns and issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. We have submitted a protest of the assessment to the California Franchise Tax Board. We believe that we are adequately reserved for this contingency. We cannot predict the timing or ultimate outcome of this matter.

2006 Tax Settlements

There were numerous tax issues that had been raised by the IRS as part of the prior examination cycle, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. We previously reached tentative settlement agreements with the IRS on substantially all of the issues raised with respect to the prior examination cycle. Due to the amounts of tax involved certain portions of the tentative settlement agreements were required to be reviewed by the Joint Committee on Taxation (JCT). We received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, we recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during 2006. In addition to the JCT approvals with regard to Rohr, we reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, we recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves in 2006. During 2006, we reached final settlement with the IRS on substantially all of the issues relating to the Goodrich Corporation and Subsidiaries 1998-1999 examination cycle. As a result, we recorded a benefit of approximately $13.5 million, primarily related to the reversal of tax reserves.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), our subsidiary, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. We previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the JCT. On March 15, 2006 we received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification we recorded a tax benefit of approximately $74.1 million primarily related to the reversal of the tax reserves during 2006.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

The following accounting standards, effective for 2009, have not yet been adopted:

•	Financial Accounting Standards Board (FASB) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

•	Financial Accounting Standards Board (FASB) Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.

•	Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.

•	Statement of Financial Accounting Standards No. 141(R), “Business Combinations”.

•	Statement of Financial Accounting Standards No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.

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

Revenue Recognition

Contract Accounting — Percentage of Completion

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

Unbilled Receivables

Our aerostructures business is party to a long-term supply arrangement whereby we receive cash payments for our performance over a period that extends beyond our performance period of the contract. The contract is accounted for using the percentage of completion method of contract accounting. Unbilled receivables include revenue recognized that will be realized from cash payments to be received beyond the period of performance. In estimating our revenues to be received under the contract, cash receipts that are expected to be received beyond the performance period are included at their present value as of the end of the performance period. Unbilled receivables that are expected to be realized by cash receipts within the performance period are classified as current in our Consolidated Balance Sheet whereas those expected to be realized by cash receipts beyond the performance period are classified as long-term. At December 31, 2008, there were no unbilled receivables classified as long-term.

Product Maintenance Arrangements

We have entered into long-term product maintenance arrangements to provide specific products and services to customers for a specified amount per flight hour, brake landing and/or aircraft landings. We account for such contracts in accordance with FASB Technical Bulletin No. 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (FTB 90-1). As such, revenue is recognized as the service is performed and the costs are incurred. We have sufficient historical evidence that indicates that the costs of performing the service under the contract are incurred on other than a straight line basis.

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

Other Assets

As with any investment, there are risks inherent in recovering the value of participation payments, sales incentives, flight certification costs, and entry fees. Such risks are consistent with the risks associated in acquiring a revenue-producing asset in which market conditions may change or the risks that arise when a manufacturer of a product on which a royalty is based has business difficulties and cannot produce the product. Such risks include but are not limited to the following:

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

Participation Payments

Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At December 31, 2008 and December 31, 2007, the carrying amount of participation payments was $118 million and $123.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2008, 2007 or 2006. See Note 16, “Supplemental Balance Sheet Information” to our Consolidated Financial Statements.

Sales Incentives

We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At December 31, 2008 and December 31, 2007, the carrying amount of sales incentives was $62.4 million and $60.2 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in 2008, 2007 or 2006. See Note 16, “Supplemental Balance Sheet Information” to our Consolidated Financial Statements.

Flight Certification Costs

When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At December 31, 2008 and December 31, 2007, the carrying amount of sales flight certification costs was $34 million and $35.8 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in 2008, 2007 or 2006. See Note 16, “Supplemental Balance Sheet Information” to our Consolidated Financial Statements.

Entry Fees

Our aerostructures business in our Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis as a reduction to sales. At December 31, 2008, the carrying amount of entry fees was $25.5 million. At December 31, 2007, the carrying amount of entry fees was $132.1 million, including $105 million capitalized in our Electronic Systems segment. The amounts previously capitalized in our Electronic Systems segment decreased due to the modification of these contractual arrangements in connection with the formation of a joint venture (see Note 9, “Investment in Joint Venture” to our Consolidated Financial Statements). The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No such impairment charges were recorded in 2008, 2007 or 2006. See Note 16, “Supplemental Balance Sheet Information” to our Consolidated Financial Statements.

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

Assumptions

Stock Options

We use the Black-Scholes-Merton formula to estimate the expected value that our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted-average assumptions include:

	2008	2007	2006

Risk-free interest rate %	3.3	4.5	4.3
Expected dividend yield %	1.3	1.7	2.0
Historical volatility factor %	31.2	34.6	36.1
Weighted-average expected life of the options (years)	5.6	5.5	5.5

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

Restricted Stock Units

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during 2008, 2007, and 2006 was $69.48, $46.20 and $40.49 per unit, respectively.

Performance Units

The value of each award is determined based upon the average of the high and low fair value of our stock, as adjusted for a performance condition and a market condition. The performance condition is applied to 50% of the awards and is based upon our actual return on invested capital (ROIC) as compared to a target ROIC. The market condition is applied to 50% of the awards and is based on our relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies. Since the awards will be paid in cash, they are recorded as a liability award in accordance with SFAS 123(R) and are marked to market each reporting period. As such, assumptions are revalued for each award on an ongoing basis.

Pension and Postretirement Benefits Other Than Pensions

Our pension and postretirement benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Plan assets have been valued at fair value in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our worldwide pension and postretirement benefits other than pensions. Assumptions such as the rate of compensation increase and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Health care cost projections and the mortality rate assumption are evaluated annually. The U.S. discount rate was determined based on a customized yield curve approach. Our projected pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rates were used to determine the benefit obligations. In Canada and the U.K., a similar approach to determining discount rates in the U.S. was utilized. The appropriate benchmarks by applicable country were used for pension plans other than those in the U.S., U.K. and Canada to determine the discount rate assumptions.

Sensitivity Analysis

The table below quantifies the approximate impact at December 31, 2008 of a one-quarter percentage point change in the assumed discount rate and expected long-term rate of return on plan assets for our pension plan cost and liability, holding all other assumptions constant. The discount rate assumption is selected each year based on market conditions in effect as of the disclosure date. The rate selected is used to measure liabilities as of the disclosure date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, is changed less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of disclosure date; rather, it is used only in the calculation of pension expense.

	.25 Percentage	.25 Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (decrease) in annual costs
Discount rate	$(14.2)	$14.6
Expected long-term rate of return	$(6.2)	$6.2
Increase (decrease) in projected benefit obligation
Discount rate	$(110.8)	$115.1

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate on our annual cost and balance sheet liability for postretirement benefits other than pension obligations holding all other assumptions constant.

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (decrease) in total of service and interest cost components
Health care cost trend rate	$1.5	$(1.3)
Increase (decrease) in accumulated postretirement benefit obligation
Health care cost trend rate	$21.6	$(19.9)

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

Important factors that could cause actual results to differ from expected performance include, but are not limited to:

•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and F-22 Raptor;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 Dreamliner, the Airbus A380 and A350 XWB aircraft programs, and major military programs;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies and/or consolidations in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which expenses relating to employee and retiree medical and pension benefits change;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries;

•	the effect of changes in accounting policies or tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.

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

We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations and interest rate swaps. The table below provides information about our financial instruments that are sensitive to changes in interest rates. At December 31, 2008, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $0.5 million. At December 31, 2008 we had no interest rate swaps outstanding.

The table represents principal cash flows and related weighted-average interest rates by expected (contractual) maturity dates.

Expected Maturity Dates

								Fair
Debt	2009	2010	2011	2012	2013	Thereafter	Total	Value
	(Dollars in millions)

Fixed Rate	$120.8	$—	$—	$261.1	$—	$1,126.7	$1,508.6	$1,523.6
Average Interest Rate	6.6%	—	—	7.5%	—	6.8%	6.9%
Variable Rate	$37.7	—	—	—	—	$16.5	$54.2	$54.2
Average Interest Rate	3.2%	—	—	—	—	1.8%	2.8%
Capital Lease Obligations	$1.0	$0.9	$0.8	$0.8	$0.7	$6.3	$10.5	$6.6

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

Foreign exchange negatively impacted our business segments’ financial results in 2008. Approximately 7% of our revenues and approximately 21% of our costs are denominated in currencies other than the U.S. Dollar. Approximately 90% of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. We hedge a portion of our exposure of U.S. Dollar sales on an ongoing basis.

As currency exchange rates fluctuate, translation of the income statements of our international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.

We have entered into foreign exchange forward contracts to sell U.S. Dollars for Great Britain Pounds Sterling, Canadian Dollars, Euros and Polish Zlotys. These forward contracts are used to mitigate a portion of the potential volatility of earnings and cash flows arising from changes in currency exchange rates. As of December 31, 2008 we had the following forward contracts:

Currency	Notional Amount	Buy/Sell
	(Dollars in
	millions)

Great Britain Pounds Sterling	$827.2	Buy
Canadian Dollars	$537.2	Buy
Euros	$472.5	Buy
Polish Zlotys	$60.3	Buy

These forward contracts mature on a monthly basis with maturity dates that range from January 2009 to December 2013.

At December 31, 2008, a hypothetical 10 percent strengthening of the U.S. Dollar against other foreign currencies would decrease the value of the forward contracts described above by $209.6 million. The fair value of these foreign currency forward contracts was a liability of $156.1 million at December 31, 2008. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

In addition to the foreign exchange cash flow hedges, we enter into foreign exchange forward contracts to manage foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. As of December 31, 2008, we had no forward contracts outstanding.

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

Goodrich’s management assessed the effectiveness of Goodrich’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that Goodrich maintained effective internal control over financial reporting as of December 31, 2008.

Goodrich’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of Goodrich’s internal control over financial reporting. This report appears on page 59.

/s/ Marshall O. Larsen
Marshall O. Larsen
Chairman, President and
Chief Executive Officer

/s/ Scott E. Kuechle
Scott E. Kuechle
Executive Vice President and
Chief Financial Officer

/s/ Scott A. Cottrill
Scott A. Cottrill
Vice President and Controller
(Principal Accounting Officer)

February 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Goodrich Corporation

We have audited the accompanying consolidated balance sheets of Goodrich Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 and 14 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As discussed in Note 15 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Goodrich Corporation’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Goodrich Corporation

We have audited Goodrich Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodrich Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Goodrich Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Goodrich Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2008 of Goodrich Corporation and our report dated February 16, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 16, 2009

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions, except per share amounts)

Sales	$7,061.7	$6,392.2	$5,719.1
Operating costs and expenses:
Cost of sales	4,906.2	4,483.3	4,143.4
Selling and administrative costs	1,054.6	1,027.6	935.9

	5,960.8	5,510.9	5,079.3

Operating Income	1,100.9	881.3	639.8
Interest expense	(112.4)	(124.9)	(126.0)
Interest income	5.7	9.2	5.0
Other income (expense) — net	(27.6)	(48.7)	(62.0)

Income from continuing operations before income taxes	966.6	716.9	456.8
Income tax benefit (expense)	(293.0)	(220.9)	21.2

Income From Continuing Operations	673.6	496.0	478.0
Income (loss) from discontinued operations — net of income taxes	7.6	(13.4)	3.5
Cumulative effect of change in accounting	—	—	0.6

Net Income	$681.2	$482.6	$482.1

Basic Earnings Per Share
Continuing operations	$5.41	$3.96	$3.84
Discontinued operations	0.06	(0.10)	0.03
Cumulative effect of change in accounting	—	—	0.01

Net Income	$5.47	$3.86	$3.88

Diluted Earnings Per Share
Continuing operations	$5.33	$3.88	$3.78
Discontinued operations	0.06	(0.10)	0.02
Cumulative effect of change in accounting	—	—	0.01

Net Income	$5.39	$3.78	$3.81

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	(Dollars in millions,
	except share amounts)

Current Assets
Cash and cash equivalents	$370.3	$406.0
Accounts and notes receivable — net	1,048.9	1,006.2
Inventories — net	1,974.7	1,775.6
Deferred income taxes	153.5	178.2
Prepaid expenses and other assets	47.2	108.4
Income taxes receivable	73.7	74.4

Total Current Assets	3,668.3	3,548.8

Property, plant and equipment — net	1,391.4	1,387.4
Prepaid pension	0.6	16.1
Goodwill	1,390.2	1,363.2
Identifiable intangible assets — net	402.8	452.1
Deferred income taxes	92.0	11.1
Other assets	537.6	755.3

Total Assets	$7,482.9	$7,534.0

Current Liabilities
Short-term debt	$37.7	$21.9
Accounts payable	646.4	586.7
Accrued expenses	1,005.3	930.8
Income taxes payable	5.6	10.6
Deferred income taxes	25.0	29.7
Current maturities of long-term debt and capital lease obligations	121.3	162.9

Total Current Liabilities	1,841.3	1,742.6

Long-term debt and capital lease obligations	1,410.4	1,562.9
Pension obligations	973.9	417.8
Postretirement benefits other than pensions	309.4	358.9
Long-term income taxes payable	172.3	146.0
Deferred income taxes	62.3	170.2
Other non-current liabilities	622.0	556.2
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 143,611,254 shares at December 31, 2008 and 142,372,162 shares at December 31, 2007 (excluding 14,000,000 shares held by a wholly owned subsidiary)	718.1	711.9
Additional paid-in capital	1,525.3	1,453.1
Income retained in the business	1,619.2	1,054.8
Accumulated other comprehensive income (loss)	(978.1)	14.4
Common stock held in treasury, at cost (20,410,556 shares at December 31, 2008 and 17,761,696 shares at December 31, 2007)	(793.2)	(654.8)

Total Shareholders’ Equity	2,091.3	2,579.4

Total Liabilities And Shareholders’ Equity	$7,482.9	$7,534.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Operating Activities
Net income	$681.2	$482.6	$482.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	(7.6)	13.4	(3.5)
Cumulative effect of change in accounting	—	—	(0.6)
Pension and postretirement benefits:
Expenses	97.7	116.3	126.7
Contributions and benefit payments	(254.7)	(163.7)	(145.5)
Depreciation and amortization	257.2	250.2	233.8
Excess tax benefits related to share-based payment arrangements	(8.1)	(16.6)	(5.0)
Share-based compensation expense	36.4	70.0	56.2
Loss on exchange and extinguishment of debt	—	—	2.0
Deferred income taxes	143.4	137.8	(67.7)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(125.7)	(81.4)	(97.5)
Change in receivables sold, net	—	—	(97.1)
Inventories, net of pre-production and excess-over-average	(189.8)	(89.2)	(91.6)
Pre-production and excess-over-average inventories	(120.6)	(116.3)	(122.5)
Other current assets	(8.6)	5.7	(5.9)
Accounts payable	137.8	(10.5)	37.6
Accrued expenses	43.4	95.0	20.7
Income taxes payable/receivable	36.5	(84.5)	(50.8)
Other non-current assets and liabilities	68.1	(15.1)	(5.9)

Net Cash Provided By Operating Activities	786.6	593.7	265.5

Investing Activities
Purchases of property, plant and equipment	(284.7)	(282.6)	(254.6)
Proceeds from sale of property, plant and equipment	6.5	3.3	4.0
Payments made in connection with acquisitions, net of cash acquired	(131.8)	—	—

Net Cash Used In Investing Activities	(410.0)	(279.3)	(250.6)

Financing Activities
Increase (decrease) in short-term debt, net	15.9	9.2	(11.6)
Loss on exchange or extinguishment of debt	—	—	(4.5)
Proceeds from issuance of long-term debt	—	—	512.7
Repayment of long-term debt and capital lease obligations	(201.0)	(1.4)	(534.5)
Proceeds from issuance of common stock	24.7	95.9	66.1
Purchases of treasury stock	(138.4)	(214.6)	(20.2)
Dividends paid	(114.1)	(101.2)	(100.5)
Excess tax benefits related to share-based payment arrangements	8.1	16.6	5.0
Distributions to minority interest holders	(9.6)	(7.0)	(2.9)

Net Cash Used In Financing Activities	(414.4)	(202.5)	(90.4)

Discontinued Operations
Net cash provided by operating activities	(2.6)	1.3	21.7
Net cash provided by (used in) investing activities	15.7	88.8	(2.2)
Net cash used in financing activities	—	—	—

Net cash provided by discontinued operations	13.1	90.1	19.5
Effect of exchange rate changes on cash and cash equivalents	(11.0)	2.7	6.0

Net increase (decrease) in cash and cash equivalents	(35.7)	204.7	(50.0)
Cash and cash equivalents at beginning of period	406.0	201.3	251.3

Cash and cash equivalents at end of period	$370.3	$406.0	$201.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Income	Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	In The	Comprehensive	Treasury
	Shares	Amount	Capital	Business	Income (Loss)	Stock	Total
	(In thousands)			(Dollars in millions)

Balance December 31, 2005	136,727	$683.6	$1,203.3	$285.6	$(283.0)	$(416.5)	$1,473.0
Net income				482.1			482.1
Other comprehensive income (loss):
Translation adjustments					113.2		113.2
Minimum pension liability adjustment					56.8		56.8
Unrealized gain on cash flow hedges					48.5		48.5

Total comprehensive income (loss)							700.6
Pension and OPEB liability adjustment (adoption of SFAS 158)					(196.3)		(196.3)
Other deferred compensation plan			2.9				2.9
Repurchase of common stock						(18.0)	(18.0)
Employee award programs	2,315	11.6	55.6			(3.0)	64.2
Share-based compensation			42.9				42.9
Tax benefit from employees share-based compensation programs			8.6				8.6
Dividends declared (per share — $0.80)				(101.2)			(101.2)

Balance December 31, 2006	139,042	$695.2	$1,313.3	$666.5	$(260.8)	$(437.5)	$1,976.7

Net income				482.6			482.6
Other comprehensive income (loss):
Translation adjustments					101.2		101.2
Pension and OPEB liability adjustment					130.8		130.8
Unrealized gain on cash flow hedges					43.2		43.2

Total comprehensive income (loss)							757.8
Adoption of FIN 48 tax adjustment, January 1, 2007				10.1			10.1
Repurchase of common stock						(208.8)	(208.8)
Employee award programs	3,330	16.7	81.9			(8.5)	90.1
Share-based compensation			33.1				33.1
Tax benefit from employees share-based compensation programs			24.8				24.8
Dividends declared (per share — $0.825)				(104.4)			(104.4)

Balance December 31, 2007	142,372	$711.9	$1,453.1	$1,054.8	$14.4	$(654.8)	$2,579.4

Net income				681.2			681.2
Other comprehensive income (loss):
Translation adjustments					(298.0)		(298.0)
Pension and OPEB liability adjustment					(472.7)		(472.7)
Unrealized loss on cash flow hedges					(221.8)		(221.8)

Total comprehensive income (loss)							(311.3)
Repurchase of common stock						(127.2)	(127.2)
Employee award programs	1,239	6.2	21.4			(11.2)	16.4
Share-based compensation			41.1				41.1
Tax benefit from employees share-based compensation programs			9.7				9.7
Dividends declared (per share — $0.925)				(116.8)			(116.8)

Balance December 31, 2008	143,611	$718.1	$1,525.3	$1,619.2	$(978.1)	$(793.2)	$2,091.3

See Notes Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Under the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are reviewed for impairment annually, or more frequently, if indicators of potential impairment exist. See Note 11, “Goodwill and Identifiable Intangible Assets”.

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

Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. Measurement of the amount of impairment may be based upon an appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. See Note 11, “Goodwill and Identifiable Intangible Assets”.

Revenue and Income Recognition.  For revenues not recognized under the contract method of accounting or FASB Technical Bulletin No. 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (FTB 90-1), the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

The Company has entered into long-term product maintenance arrangements to provide specific products and services to customers for a specified amount per flight hour, brake landing and/or aircraft landings. The Company accounts for such contracts in accordance with FTB 90-1. As such, revenue is recognized as the service is performed and the costs are incurred. The Company has sufficient historical evidence that indicates that the costs of performing the service under the contract are incurred on other than a straight line basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders.

Included in Accounts Receivable at December 31, 2008 and 2007, were receivable amounts under contracts in progress of $164.7 million and $100.4 million, respectively, that represent amounts earned but not billable at the respective Balance Sheet dates. These amounts become billable according to their contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Of the $164.7 million at December 31, 2008, $74.8 million is expected to be collected after December 31, 2009.

The Company had no receivable balances that had been billed but not paid by customers under retainage provisions in contracts. The Company also did not have any receivable balances, billed or unbilled, that represented claims or other disagreements with customers subject to uncertainty concerning their determination or ultimate realization.

The Company’s aerostructures business is party to a long-term supply arrangement whereby it receives cash payments for its performance over a period that extends beyond the Company’s performance period of the contract. The contract is accounted for using the percentage of completion method of contract accounting. Unbilled receivables include revenue recognized that will be realized from cash payments to be received beyond the period of performance. In estimating its revenues to be received under the contract, cash receipts that are expected to be received beyond the performance period are included at their present value as of the end of the performance period. Unbilled receivables that are expected to be realized by cash receipts within the performance period are classified as current in the Company’s Consolidated Balance Sheet whereas those expected to be realized by cash receipts beyond the performance period are classified as long-term. At December 31, 2008, there were no unbilled receivables classified as long-term.

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

Participation Payments.  Certain businesses in the Company make cash payments under long-term contractual arrangements to original equipment manufacturers (OEM) or system

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractors in return for a secured position on an aircraft program. Participation payments are capitalized as other assets when a contractual liability has been incurred, and are amortized to sales, as appropriate. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment occur such as a change in the estimated number of units or the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2008, 2007 or 2006. See Note 16, “Supplemental Balance Sheet Information”.

Sales Incentives.  The Company offers sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized as an expense in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate, using the straight-line method over the remaining contract term. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such charges were recorded in 2008, 2007 or 2006. See Note 16, “Supplemental Balance Sheet Information”.

Flight Certification Costs.  When a supply arrangement is secured, certain businesses in the Company may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate, over the projected number of aircraft to be manufactured. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense is adjusted when the estimated number of units to be manufactured changes. No such charges were recorded in 2008, 2007 or 2006. See Note 16, “Supplemental Balance Sheet Information”.

Entry Fees.  The aerostructures business in the Company’s Nacelles and Interior Systems segment makes cash payments to an OEM under a long-term contractual arrangement related to a new engine program. The payments are referred to as entry fees and entitle the Company to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized on a straight-line basis over the program’s estimated useful life following aircraft certification, which typically approximates 20 years. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No such impairment charges were recorded in 2008, 2007 or 2006. See Note 16, “Supplemental Balance Sheet Information”.

Shipping and Handling.  Shipping and handling costs are recorded in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation.  Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). See Note 6, “Share-Based Compensation”.

Pension and Postretirement Benefits.  The Company’s pension and postretirement benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Plan assets have been valued at fair value in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” The Company recognizes the funded status of the Company’s pension plans and postretirement benefits plans other than pension (OPEB) on the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The measurement date used to determine the pension and OPEB obligations and assets for all plans was December 31.

Research and Development Expense.  The Company performs research and development under company-funded programs for commercial products, and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Total research and development expenditures from continuing operations in 2008, 2007 and 2006 were approximately $284 million, $280 million and $247 million, respectively. These amounts are net of approximately $133 million, $124 million and $113 million, respectively, which were funded by customers.

Earnings Per Share.  Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

Reclassifications.  Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. During 2008, 2007 and 2006, the Company changed its estimates of revenues and costs on certain long-term contracts, primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during 2008, 2007 and 2006 by $111.9 million, $76.1 million and $8.5 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Settlement Credits.  The Company reached agreements with several of its insurance carriers that are in run-off, insolvent or are undergoing solvent schemes of arrangements to receive negotiated payments in exchange for loss of insurance coverage for third party claims against the Company. The portion of these negotiated payments related to past costs is recognized in income immediately. The portion related to future claims is treated as a deferred settlement credit and reported within accrued expenses and other non-current liabilities. The deferred settlement credits will be recognized in income in the period the applicable insurance would have been realized. See Note 17, “Contingencies”.

Note 2.	New Accounting Standards Not Yet Adopted

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations. In February, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The Company will adopt FSP 157-2 on January 1, 2009, primarily for its goodwill and identifiable intangible assets, and does not expect this standard to have a material impact on the Company’s financial condition and results of operations. For additional information on the fair value of the Company’s financial assets and liabilities, see Note 8, “Fair Value Measurements”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures each reporting segment’s profit based upon operating income. Accordingly, the Company does not allocate net interest expense, other income (expense) — net and income taxes to its reporting segments. The pension curtailment charge discussed in Note 14, “Pension and Postretirement Benefits” and the company-wide Enterprise Resource Planning (ERP) implementation costs that are not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for the Company’s consolidated financial statements.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Sales
Actuation and Landing Systems	$2,614.9	$2,400.6	$2,083.8
Nacelles and Interior Systems	2,485.6	2,169.0	1,983.5
Electronic Systems	1,961.2	1,822.6	1,651.8

TOTAL SALES	$7,061.7	$6,392.2	$5,719.1

Intersegment Sales
Actuation and Landing Systems	$34.7	$29.6	$26.1
Nacelles and Interior Systems	13.8	19.1	16.5
Electronic Systems	25.7	28.9	35.9

TOTAL INTERSEGMENT SALES	$74.2	$77.6	$78.5

Operating Income
Actuation and Landing Systems	$300.0	$247.8	$137.3
Nacelles and Interior Systems	647.5	531.0	416.3
Electronic Systems	268.8	247.8	218.6

	1,216.3	1,026.6	772.2
Corporate General and Administrative Expenses	(96.1)	(129.1)	(105.1)
ERP Implementation Costs	(19.3)	(16.2)	(16.4)
Pension Curtailment (See Note 14, “Pensions and Postretirement Benefits”)	—	—	(10.9)

TOTAL OPERATING INCOME	$1,100.9	$881.3	$639.8

Capital Expenditures
Actuation and Landing Systems	$90.2	$83.4	$79.4
Nacelles and Interior Systems	123.6	135.9	107.9
Electronic Systems	43.2	39.9	36.9
Corporate	27.7	23.4	30.4

TOTAL CAPITAL EXPENDITURES	$284.7	$282.6	$254.6

Depreciation and Amortization Expense
Actuation and Landing Systems	$100.0	$105.1	$99.3
Nacelles and Interior Systems	81.2	77.1	72.2
Electronic Systems	61.7	56.1	54.5
Corporate	14.3	11.9	7.8

TOTAL DEPRECIATION AND AMORTIZATION	$257.2	$250.2	$233.8

Geographic Areas Sales
United States	$3,520.7	$3,245.5	$2,919.0
Europe(1)	2,378.0	2,086.3	1,882.6
Canada	278.0	237.6	205.7
Asia Pacific	506.5	494.1	435.8
Other Foreign	378.5	328.7	276.0

TOTAL SALES	$7,061.7	$6,392.2	$5,719.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(Dollars in millions)

Assets
Actuation and Landing Systems	$2,040.5	$2,277.9
Nacelles and Interior Systems	2,755.2	2,505.6
Electronic Systems	1,803.0	1,933.1
Corporate	884.2	817.4

TOTAL ASSETS	$7,482.9	$7,534.0

Property, Plant and Equipment-net
United States	$880.5	$842.8
Europe	224.1	303.8
Canada	113.2	138.1
Asia Pacific	93.9	81.6
Other Foreign	79.7	21.1

TOTAL PROPERTY, PLANT AND EQUIPMENT-NET	$1,391.4	$1,387.4

(1)	Sales to customers in France in 2008, 2007 and 2006 represented 42%, 41% and 43%, respectively, of European sales. Sales to customers in the United Kingdom in 2008, 2007 and 2006 represented 26%, 25% and 24%, respectively, of European sales. Sales were reported in the geographic areas based on the country to which the product was shipped.

In 2008, 2007 and 2006, direct and indirect sales to Airbus S.A.S. (Airbus) totaled approximately 15%, 15% and 18% of consolidated sales, respectively.

In 2008, 2007 and 2006, direct and indirect sales to The Boeing Company (Boeing) totaled approximately 14%, 15% and 14%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In 2008, 2007 and 2006, direct and indirect sales to the U.S. Government totaled approximately 13%, 13% and 16%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the preceding paragraph.

The Company has five categories of substantially similar products that share common customers, similar technologies and similar end-use applications and share similar risks and growth opportunities. Product categories cross the Company’s business segments and do not reflect the management structure of the Company. The Company’s sales by these product categories are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Engine Products & Services	$2,811.1	$2,541.3	$2,305.8
Landing System Products & Services	1,513.1	1,391.6	1,177.0
Airframe Products & Services	846.1	768.9	760.2
Electrical and Optical Products & Services	1,205.1	1,107.0	957.8
Safety Products & Services	567.4	467.2	424.3
Other Products & Services	118.9	116.2	94.0

Total Sales	$7,061.7	$6,392.2	$5,719.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Other Income (Expense) — Net

Other Income (Expense) — Net consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Retiree health care expenses related to previously owned businesses	$(17.0)	$(18.4)	$(18.0)
Loss on exchange or extinguishment of debt	—	—	(4.8)
Expenses related to previously owned businesses	(9.0)	(7.7)	(18.5)
Minority interest and equity in affiliated companies	(15.3)	(24.3)	(14.8)
Net gain recognized in the formation of a joint venture (See Note 9, “Investment in Joint Venture”)	12.8	—	—
Other — net	0.9	1.7	(5.9)

Other income (expense) — net	$(27.6)	$(48.7)	$(62.0)

“Expenses related to previously owned businesses” primarily relates to environmental litigation costs, net of settlements, and remediation costs.

Note 5.	Discontinued Operations

The following summarizes the results of discontinued operations:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Sales — ATS	$—	$143.6	$159.2

Operations — ATS — net of income tax expense of $1.6 in 2007 and $1.9 in 2006	$—	$2.8	$3.2
Loss on the sale of ATS net of income tax benefit of $37.8 in 2007	—	(15.4)	—
Insurance settlements net of income tax expense of $0.7 in 2006	—	—	1.1
Previously discontinued operations net of income tax expense of $0.7 in 2008 and net of income tax benefit of $0.6 in 2007 and $0.5 in 2006	7.6	(0.8)	(0.8)

Income (loss) from discontinued operations — net of income taxes	$7.6	$(13.4)	$3.5

On March 3, 2008, the Company sold a previously discontinued business for a gain of $6.1 million.

On November 15, 2007, the Company completed the sale of ATS, which was previously reported in the Actuation and Landing Systems segment, to a subsidiary of Macquarie Bank Limited, for $55.3 million in cash, net of expenses for a loss on the sale of $15.4 million after tax. All periods have been reclassified to reflect ATS as a discontinued operation. The costs and revenues, assets and liabilities, and cash flows of ATS have been reported as a discontinued operation in the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Share-Based Compensation

The compensation cost recorded for share-based compensation plans during the years ended December 31, 2008, 2007 and 2006 is presented below:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions, except per share amount)

Compensation cost	$36.4	$70.0	$56.2
Compensation cost net of tax benefit	$23.9	$43.4	$35.3
Compensation cost per diluted share	$0.19	$0.34	$0.28

The decrease of $33.6 million from 2007 to 2008 is primarily due to changes in the Company’s share price. During 2006, approximately $18 million of incremental compensation expense was taken on awards granted to employees who were retirement eligible prior to the normal vesting date in accordance with the adoption of SFAS 123(R). Share-based compensation expense recorded during 2007 did not include a similar charge due to a change in award provisions discussed below.

The total income tax benefit recognized in the income statement for share-based compensation awards was $12.5 million, $26.6 million and $20.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. There was no compensation cost related to share-based plans capitalized as part of inventory and fixed assets during the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, total compensation cost related to nonvested share-based compensation awards not yet recognized totaled $50.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The Company administers the Goodrich Equity Compensation Plan (the Plan) as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance shares, restricted stock awards, restricted stock units and several other equity-based compensation awards. Currently, the Plan, which will expire on April 17, 2011, unless renewed, makes 14,500,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 17, 2001 for future awards under the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 1999 Stock Option Plan awards as of April 17, 2001 that are not issued or otherwise are returned to the Company after that date. Historically, the Company has issued shares upon exercise of options or vesting of other share-based compensation awards. During 2008, the Company only repurchased shares under the plan to the extent required to meet the minimum statutory tax withholding requirements.

Stock Options

Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3% after one year, 66 2/3% after two years and 100% after three years. Prior to the 2008 grant, the expense related to options granted to retirement eligible individuals began on the date the grants were approved since no future substantive service is required. Beginning with the 2008 grant, a one year required service period was added, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the year. Therefore, expense is recorded ratably over the grant year. Options granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or the one year required service period, whichever is longer, because the awards are earned upon retirement from the Company after the grant year. Compensation expense for options granted to employees who are not retirement eligible is recognized on a straight-line basis over three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years. The term of each stock option cannot exceed 10 years from the date of grant. All options granted under the Plan have an exercise price that is not less than 100% of the market value of the stock on the date of grant, as determined pursuant to the plan. Dividends are not paid or earned on stock options.

In January 2007, the Company granted special stock options with a seven-year term that included a market condition whereby the options vest when the price per share of the Company’s stock closes at or above $65.00 per share for any 5 business days during a 20 consecutive-business-day period. The fair value of each option award was estimated on the date of grant using a Monte Carlo Simulation approach. The implicit service period was 1.5 years. During 2007, the market condition was met. The compensation cost recorded for the special stock options during 2007 was $8.2 million.

The fair value of all other option awards is estimated on the date of grant using the Black-Scholes-Merton formula. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options. The Company does not issue traded options. Accordingly, the Company uses historical volatility instead of implied volatility. The historical volatility is calculated over a term commensurate with the expected term of the options. The risk-free rate during the option term is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the expected annual dividends during the term of the options divided by the fair value of the stock on the grant date. The fair value for options issued during the years ended December 31, 2008, 2007 and 2006 was based upon the following weighted-average assumptions:

	2008	2007	2006

Risk-free interest rate (%)	3.3	4.5	4.3
Expected dividend yield (%)	1.3	1.7	2.0
Historical volatility factor (%)	31.2	34.6	36.1
Weighted-average expected life of the options (years)	5.6	5.5	5.5

A summary of option activity during the year ended December 31, 2008 is presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at January 1, 2008	4,211.5	$36.09
Granted	917.0	69.85
Exercised	(541.5)	34.29
Forfeited or expired	(39.7)	60.23

Outstanding at December 31, 2008	4,547.3	$42.90	6.4 years	$10.1

Vested or expected to vest(1)	4,527.9	$42.80	6.4 years	$10.1

Exercisable at December 31, 2008	3,039.6	$34.79	5.4 years	$—

(1)	Represents outstanding options reduced by expected forfeitures.

As of December 31, 2008, the compensation expense related to nonvested options not yet recognized totaled $9.3 million. The weighted-average grant date fair value of options granted was $21.35, $15.30, and $13.44 per option during 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2008, the amount of cash received from exercise of stock options totaled $18.5 million and the tax benefit realized from stock options exercised totaled $4.8 million. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $14 million, $71.5 million and $26.7 million, respectively.

Restricted Stock Units

Generally, 50% of the Company’s restricted stock units vest and are converted to stock at the end of the third year, an additional 25% at the end of the fourth year and the remaining 25% at the end of the fifth year. In certain circumstances, the vesting term is three years or five year cliff. Prior to the 2008 grant, the expense related to restricted stock units granted to retirement eligible individuals began on the date the grants were approved since no future substantive service is required. Beginning with the 2008 grant, a one year required service period was added, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the year. Therefore, expense is recorded ratably over the grant year. Restricted stock units granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or the one year required service period, whichever is longer, because the awards are earned upon retirement from the Company after the grant year. Compensation expense for restricted stock units granted to employees who are not retirement eligible is recognized on a straight-line basis over the vesting period. Cash dividend equivalents are paid to participants each quarter. Dividend equivalents paid on units expected to vest are recognized as a reduction in retained earnings.

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during 2008, 2007 and 2006 was $69.48, $46.20 and $40.49 per unit, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Outstanding at January 1, 2008	1,751.2	$38.75
Granted	501.0	69.48
Vested	(468.0)	34.36
Forfeited	(53.6)	47.69

Outstanding at December 31, 2008	1,730.6	$48.56

As of December 31, 2008, there was $33.1 million of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of units vested during 2008, 2007 and 2006 was $16.1 million, $9.7 million and $3.6 million, respectively. The tax benefit realized from vested restricted stock units totaled $11.2 million during the year ended December 31, 2008.

Performance Units

Performance share units are paid in cash. Since the awards will be paid in cash, they are recorded as a liability award in accordance with SFAS 123(R). The value of each award is determined based upon the fair value of the Company’s stock at the end of the three-year term, as adjusted for both a performance condition and a market condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of performance share unit activity during the year ended December 31, 2008 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value
	(In thousands)			(In millions)

Outstanding at January 1, 2008	743.4	$51.51
Units granted, dividends reinvested and additional shares due to performance condition	294.3	57.69
Converted and paid out	(314.4)	70.88
Forfeited/canceled	(49.8)	57.70

Outstanding at December 31, 2008	673.5	$44.71	1.0 years	$30.1

Vested or expected to vest(1)	666.6	$44.80	1.0 years	$29.9

(1)	Represents outstanding units reduced by expected forfeitures.

As of December 31, 2008, the total compensation cost related to nonvested performance units not yet recognized totaled $7.8 million. The weighted-average grant date fair value of units granted was $77.12, $51.46 and $46.21 per unit during the year ended December 31, 2008, 2007 and 2006, respectively. The total payments during the years ended December 31, 2008, 2007 and 2006 approximated $22.3 million, $11.9 million and $10.1 million, respectively.

Employee Stock Purchase Plan

The Company administers the Goodrich Corporation 2008 Global Employee Stock Purchase Plan. This plan is an umbrella plan under which sub-plans may be adopted for employees in different countries. Currently, there are two sub-plans; one for U.S. and Canadian employees and one for U.K. employees. Under the U.S. and Canadian sub-plan, employees with two months of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $12,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time prior to December, cancel their payroll deduction authorizations and have the cash balance in their stock purchase rights account refunded. The offering period begins on January 1, or July 1 for new employees, and ends on December 31 of each year. The stock purchase rights are used to purchase the common stock of the Company at the lesser of: (i) 85% of the fair market value of a share as of the grant date applicable to the participant or (ii) 85% of the fair market value of a share as of the last day of the offering period. The fair market value of a share is defined as the average of the closing price per share as reflected by composite transactions on the New York Stock Exchange throughout a period of ten trading days ending on the determination date. Dividends are not paid or earned on stock purchase rights.

The fair value of the stock purchase rights are calculated as follows: 15% of the fair value of a share of nonvested stock plus 85% of the fair value (call) of a one-year share option plus 15% of the fair value (put) of a one-year share option. The fair value of a one-year share option was estimated at the date of grant using the Black-Scholes-Merton formula and the following assumptions:

	2008	2007	2006

Risk-free interest rate (%)	3.1	4.8	4.4
Expected dividend yield (%)	1.3	1.7	2.0
Historical volatility factor (%)	27.5	44.6	34.9
Weighted-average expected life of the option (years)	1.0	1.0	1.0

During 2008, 2007 and 2006, the weighted-average grant date fair value of rights granted was $18.12, $11.98 and $10.91, respectively. The total intrinsic value of rights exercised during the years ended December 31, 2008, 2007 and 2006 was $2.4 million, $7.3 million and $3.3 million, respectively. The annual employee contributions under the plan totaled $10.4 million, $9 million, and $7.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. The 2007 contributions were used to purchase stock during the year ended December 31, 2008.

In addition, the Company has a U.K. sub-plan and there are currently no shares outstanding under this sub-plan. Under the U.K. sub-plan, employees with 90 days of continuous service prior to an invitation period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan, can choose either a 3-year or a 5-year savings period, and may contribute up to £3,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time prior to the end of the savings period, cancel their payroll deduction authorizations and have the cash balance in their stock purchase rights account refunded. The Company has the discretion to set the savings period each year. For 2009, the savings period will begin in April and will last for either three years or five years depending on the savings period elected by the participant. The stock purchase rights are used to purchase the common stock of the Company at 80% of the market value of a share as of the invitation date applicable to the participant. The market value of a share is defined as the average of the closing price per share as reflected by composite transactions on the New York Stock Exchange for the three trading days immediately preceding the invitation date. Dividends are not paid or earned on stock purchase rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Plans

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

The phantom shares outstanding are recorded at fair market value on each reporting date. At December 31, 2008, the intrinsic value totaled $5.5 million on approximately 149,000 phantom shares outstanding, reflecting a per share fair value of $36.77. At December 31, 2007, the intrinsic value totaled $9.6 million on approximately 136,000 phantom shares outstanding, reflecting a per share fair value of $70.88. At December 31, 2006, the intrinsic value totaled $5.9 million on approximately 129,000 phantom shares outstanding, reflecting a per share fair value of $45.59. Cash payments during the years ended December 31, 2008, 2007 and 2006 totaled $0.4 million, $0.6 million and $0.1 million, respectively.

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

The shares outstanding under the plan are recorded at the grant date fair value, which is the fair value of the common stock of the Company on the date the deferred fees would ordinarily be paid in cash. At December 31, 2008, approximately 96,000 shares were outstanding. The weighted-average grant date fair value per share was $51.85, $62.29 and $42.99 during the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, there were no awards converted to shares under this plan.

Cumulative Effect of Change in Accounting

The Cumulative Effect of Change in Accounting, as presented on the Consolidated Statement of Income for the year ended December 31, 2006, of a gain of $0.6 million, after taxes, represents the adoption of SFAS 123(R).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Earnings Per Share

The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	2008	2007	2006
	(In millions, except per share amounts)

Numerator
Numerator for basic and diluted earnings per share — income from continuing operations	$673.6	$496.0	$478.0

Denominator
Denominator for basic earnings per share — weighted-average shares	124.4	125.1	124.4
Effect of dilutive securities
Stock options, employee stock purchase plan and restricted share units	2.0	2.6	1.9
Other deferred compensation shares	0.1	0.1	0.1

	2.1	2.7	2.0

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	126.5	127.8	126.4

Per share income from continuing operations
Basic	$5.41	$3.96	$3.84

Diluted	$5.33	$3.88	$3.78

At December 31, 2008, 2007 and 2006, the Company had approximately 5 million, 4 million and 6 million stock options outstanding, respectively. See Note 6, “Share-Based Compensation”. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. At December 31, 2008, 3 million stock options were anti-dilutive and were excluded from the diluted earnings per share calculation. No stock options were excluded from the diluted earnings per share calculation at December 31, 2007 and 2006.

Note 8.	Fair Value Measurements

On January 1, 2008 the Company adopted SFAS 157 for its financial assets and liabilities recognized at fair value on a recurring basis (at least annually). SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were as follows:

	Balance				Balance
	December 31,				December 31,
	2008	Level 1	Level 2	Level 3	2007	Level 1	Level 2	Level 3
	(Dollars in millions)

Cash Equivalents	$291.5	$291.5	$—	$—	$221.7	$221.7	$—	$—
Derivative Financial Instruments(1) Cash Flow Hedges	(156.1)	—	(156.1)	—	151.8	—	151.8	—
Fair Value Hedges	—	—	—	—	2.1	—	2.1	—
Other Forward Contracts	—	—	—	—	(2.8)	—	(2.8)	—
Rabbi Trust Assets(2)	41.9	41.9	—	—	43.5	43.5	—	—
Long-term debt and capital lease obligations(3)	1,546.7	—	1,546.7	—	1,836.2	—	1,836.2	—

(1)	See Note 18, “Derivatives and Hedging Activities”.

(2)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees.

(3)	The carrying amounts of the Company’s long-term debt and capital lease obligations was $1,531.7 million and $1,725.8 million at December 31, 2008 and 2007, respectively.

Note 9.	Investment in Joint Venture

On December 31, 2008, the Company formed Rolls-Royce Goodrich Engine Control Systems Limited, a joint venture with Rolls-Royce Group plc (R-R), operating as Aero Engine Controls (JV). The strategic rationale for the formation of the JV is to design, develop and manufacture engine control systems to create sustained competitive advantages for the applicable engine programs. The aim of the JV is to improve the performance of engine control systems in terms of delivery, quality, cost, technical performance and customer satisfaction.

The JV combined the Company’s engine controls design and manufacturing business and R-R’s expertise in the integration of controls into the engine. The Company will retain the aftermarket products and services associated with the JV’s current and future products. The JV agreement includes certain buyout provisions that can be exercised in the event of a change of control of either party, insolvency or an unresolved dispute. In addition, R-R and the Company entered into an agreement which, under certain circumstances, allows the Company to sell its aftermarket business associated with the JV’s business to R-R at a price to be determined at the time of such transaction based upon an earnings-based formula subject to the terms of the agreement. The Company’s engine controls design and manufacturing business that was contributed to the JV was reported in the Electronic Systems segment.

R-R and the Company each contributed $18.9 million of net assets and cash into the JV and each of the contributing companies own 50% of the JV. R-R and the Company have equal voting rights in the JV as represented by an equal number of directors on the JV board, share equally in the profits and losses of the JV and equally fund the JV. The U.S. subsidiary of the JV will establish a special security agreement and take other actions as required to comply with Department of Defense requirements. The Company’s initial investment in the JV included the carrying value of the net assets contributed to the JV. The Company will account for its investment in the JV under the equity method of accounting and will record its proportionate share of the JV’s net income or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the formation of the JV, on December 31, 2008, R-R made a cash payment of $100 million to the Company, primarily to modify certain arrangements with R-R. In addition, the Company agreed to make payments to R-R of $10 million per year over the next three years. R-R also assumed, without recourse to the Company, certain currency exchange contracts of the Company with a fair value liability at December 31, 2008 of approximately $32 million.

The Company recognized a net gain of approximately $13 million, or $0.10 per diluted share, which includes the effects of the modification of the arrangements with R-R, a pension curtailment gain and transaction costs. The gain is reported in other income (expense) — net in the Consolidated Statement of Income.

Note 10.	Inventories

Inventories consist of the following:

	December 31,
	2008	2007
	(Dollars in millions)

FIFO or average cost (which approximates current costs):
Finished products	$225.2	$252.9
In-process	1,253.6	1,067.0
Raw materials and supplies	595.7	533.3

	2,074.5	1,853.2
Less:
Reserve to reduce certain inventories to LIFO basis	(56.2)	(49.5)
Progress payments and advances	(43.6)	(28.1)

Total	$1,974.7	$1,775.6

Approximately 9% and 8% of the inventory was valued under the LIFO method of accounting at December 31, 2008 and 2007, respectively. Charges of approximately $7 million, $1 million and $5 million for the year ended December 31, 2008, 2007 and 2006 respectively, for LIFO adjustments were recorded as cost of sales. The Company uses the LIFO method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the wheels and brakes business unit in the Actuation and Landing Systems segment.

At December 31, 2008 and 2007, the amount of inventory consigned to customers and suppliers was approximately $72 million and $96 million, respectively.

In-process inventory includes $633.1 million and $515.4 million as of December 31, 2008 and 2007, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The December 31, 2008 balance of $633.1 million included $393 million related to a Boeing 787 contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-process inventories which include deferred costs, are summarized by platform as follows (dollars in millions, except quantities which are number of aircraft or number of engines if the engine is used on multiple aircraft platforms):

December 31, 2008

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)				(Unaudited)				Production
	Delivered			Contract		Firm			and Excess-
	to	Unfilled	Unfilled	Quantity		Unfilled	Year		Over-
	Airlines	Orders	Options	(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
Embraer ERJ 170/190 Tailcone	490	386	810	800	563	134	2010	$0.7	$12.1	$12.8
A380	13	185	31	408	25	—	2022	—	—	—
7Q7	—	—	—	19	—	—	2014	0.7	23.1	23.8
787	—	910	232	1,743	—	3	2021	149.9	392.9	542.8
A350 XWB	—	483	128	1,884	—	—	2030	—	78.7	78.7
737 NG	2,758	2,271	918	2,029	635	333	2012	17.2	6.8	24.0
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	456	642	1,088	1,326	546	20	2013	10.3	36.8	47.1
Trent 900	36	336	88	951	86	211	2025	31.4	21.7	53.1
Other								47.2	12.9	60.1

Total in-process inventory related to long-term contracts under SOP 81-1								257.4	585.0	842.4
A380 production and pre-production inventory								12.7	27.4	40.1
Other in-process inventory								350.4	20.7	371.1

Total								363.1	48.1	411.2

Balance at December 31, 2008								$620.5	$633.1	$1,253.6

December 31, 2007

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)				(Unaudited)				Production
	Delivered			Contract		Firm			and Excess-
	to	Unfilled	Unfilled	Quantity		Unfilled	Year		Over-
	Airlines	Orders	Options	(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
Embraer ERJ 170/190 Tailcone	334	429	526	800	382	168	2010	$1.5	$13.9	$15.4
A380	1	192	49	408	16	1	2021	4.6	0.2	4.8
7Q7	—	—	—	19	—	—	2013	0.3	22.0	22.3
787	—	817	235	1,803	—	6	2021	67.7	315.1	382.8
A350 XWB	—	397	138	1,884	—	—	2030	—	45.1	45.1
737 NG	2,468	2,076	978	4,214	2,510	369	2012	6.5	5.8	12.3
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	272	658	710	1,326	344	212	2012	11.3	47.3	58.6
Trent 900	4	308	128	918	30	250	2024	45.1	17.3	62.4
V2500	2,794	2,008	562	3,149	2,822	213	2008	22.3	—	22.3
Other								12.7	5.7	18.4

Total in-process inventory related to long-term contracts under SOP 81-1								172.0	472.4	644.4
A380 production and pre-production inventory								13.2	31.8	45.0
Other in-process inventory								366.4	11.2	377.6

Total								379.6	43.0	422.6

Balance at December 31, 2007								$551.6	$515.4	$1,067.0

(1)	Represents the aircraft order status as reported by independent sources for options of the related number of aircraft or the number of engines as noted.

(2)	Represents the number of aircraft or the number of engines as noted used to obtain average unit cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Represents the number of aircraft or the number of engines as noted for which the Company has firm unfilled orders.

(4)	The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.

Note 11. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows:

	Balance			Foreign	Balance
	December 31,	Business		Currency	December 31,
	2007	Combinations(3)		Translation	2008
	(Dollars in millions)

Actuation and Landing Systems	$331.5	$—		$(41.9)	$289.6
Nacelles and Interior Systems	433.1	3.5	(1)	3.2	439.8
Electronic Systems	598.6	62.7	(2)	(0.5)	660.8

	$1,363.2	$66.2		$(39.2)	$1,390.2

(1)	On January 18, 2008, the Company acquired Skyline Industries, Inc. (Skyline) for $9.5 million in cash. Based upon an independent valuation, identifiable intangibles were $4.1 million and will be amortized over a weighted-average useful life of 20 years.

(2)	On April 17, 2008, the Company acquired TEAC Aerospace Holdings, Inc. (TEAC) for $84 million in cash, net of cash acquired. Based upon an independent valuation, identifiable intangibles were $30.9 million and will be amortized over a weighted-average useful life of 11 years.

On July 28, 2008, the Company acquired certain assets of Recon/Optical, Inc. (ROI) for $38.4 million in cash. Based upon an independent valuation, identifiable intangibles were $7.9 million and will be amortized over a weighted-average useful life of 12 years.

(3)	Goodwill amounts are preliminary and may be adjusted when certain pre-acquisition contingencies are resolved.

Identifiable intangible assets as of December 31, 2008 consisted of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$173.4	$(103.2)	$70.2
Customer relationships	299.7	(59.4)	240.3
Technology	105.3	(13.6)	91.7
Non-compete agreements	1.7	(1.1)	0.6

	$580.1	$(177.3)	$402.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible assets as of December 31, 2007 consisted of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$174.1	$(91.6)	$82.5
Customer relationships	318.4	(55.4)	263.0
Technology	116.5	(10.6)	105.9
Non-compete agreements	1.7	(1.0)	0.7

	$610.7	$(158.6)	$452.1

Amortization expense related to these intangible assets for the years ended December 31, 2008, 2007 and 2006 was $28.4 million, $25.4 million and $29.3 million, respectively. Amortization expense for these intangible assets is estimated to be approximately $30 million per year from 2009 to 2013. There were no indefinite lived identifiable intangible assets as of December 31, 2008.

Under SFAS 142, intangible assets deemed to have indefinite lives and goodwill are subject to annual impairment testing using the guidance and criteria described in the standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. There was no impairment of goodwill in 2008, 2007 or 2006.

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

At December 31, 2008, there were no borrowings and $35.6 million in letters of credit outstanding under the facility. At December 31, 2007, there were $34.9 million in borrowings and $22.3 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company’s committed syndicated revolving credit facility contains various restrictive covenants that, among other things, place limitations on the payment of cash dividends and the repurchase of the Company’s common stock. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $522.9 million of income retained in the business and additional paid-in-capital was free from such limitations at December 31, 2008. At December 31, 2008, the Company had borrowing capacity under this facility of $464.4 million, after reductions for borrowings and letters of credit outstanding under the facility.

At December 31, 2008, the Company had letters of credit and bank guarantees of $74.8 million, inclusive of $35.6 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company also maintained $75 million of uncommitted domestic money market facilities and $151.4 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2008 and December 31, 2007, there were $37.7 million and $25.9 million, respectively, in borrowings outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

Long-term Debt

At December 31, 2008 and 2007, long-term debt and capital lease obligations, excluding the current maturities of long-term debt and capital lease obligations, consisted of:

	December 31,
	2008	2007
	(Dollars in millions)

Medium-term notes payable (interest rates from 6.8% to 8.7%)	$598.0	$598.0
6.6% senior notes, maturing in 2009	—	127.2
7.625% senior notes, maturing in 2012	261.1	257.0
6.29% senior notes, maturing in 2016	296.5	286.2
6.80% senior notes, maturing in 2036	232.1	231.3
Other debt, maturing through 2020 (interest rates from 1.8% to 5.2%)	16.6	54.4

	1,404.3	1,554.1
Capital lease obligations	6.1	8.8

Total	$1,410.4	$1,562.9

Aggregate maturities of long-term debt, exclusive of capital lease obligations, during the five years subsequent to December 31, 2008, are as follows (in millions): 2009 — $120.8 (classified as current maturities of long-term debt); 2010 — $0; 2011 — $0; 2012 — $261.1; and 2013 — $0.

The Company maintains a registration statement that allows the Company to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

The Company has periodically issued long-term debt securities in the public markets through a medium-term note program (MTN), which commenced in 1995. MTN notes outstanding at December 31, 2008, consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998.

Long-term Debt Repayments

The Company used cash from operations to repay $162 million for the following notes, which matured on April 15, 2008:

•	$119 million principal amount of the 7.5% notes; and

•	$43 million principal amount of the 6.45% notes.

On June 23, 2008, the Company also used cash from operations to repay $34.9 million under its revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Receivables

The Company terminated its variable rate trade receivables securitization program effective June 30, 2006 and repaid the balance of $97.1 million.

Note 13. Lease Commitments

The Company leases certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.

Certain of these arrangements allow the Company, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow the Company to lease corporate aircraft and equipment having a maximum unamortized value of $150 million at December 31, 2008. These leases are priced at a spread over LIBOR and are extended periodically through the end of the lease terms, unless notice is provided. At December 31, 2008, future payments under these leases were $6.9 million. At December 31, 2008, the Company had guarantees of residual values on lease obligations of $24.8 million. The Company is obligated to either purchase or remarket the leased assets at the end of the lease term. During 2008, the Company entered into a similar arrangement to lease corporate aircraft having a maximum unamortized value of $55 million. At December 31, 2008, there were no future payments outstanding under this arrangement.

The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2008:

		Noncancelable
	Capital	Operating
	Leases	Leases
	(Dollars in millions)

2009	$1.0	$40.4
2010	0.9	31.7
2011	0.8	24.0
2012	0.8	18.4
2013	0.7	16.4
Thereafter	6.3	50.0

Total minimum payments	10.5	$180.9

Amounts representing interest	(3.9)

Present value of net minimum lease payments	6.6
Current portion of capital lease obligations	(0.5)

Long-term portion of capital lease obligations	$6.1

Net rent expense from continuing operations consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Minimum rentals	$47.8	$48.5	$45.2
Contingent rentals	1.0	0.9	1.0
Sublease rentals	—	(0.1)	(0.1)

TOTAL	$48.8	$49.3	$46.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Amortization of prior service cost is recognized on a straight-line basis over the average remaining service period of active employees. Amortization of actuarial gains and losses are recognized using the “corridor approach”, which is the minimum amortization required by Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pension” (SFAS 87). Under the corridor approach, actuarial net gain or loss in excess of 10% of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the average remaining service period of the active employees.

Pensions, defined contributions and other postretirement other than pension include amounts related to divested and discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) on December 31, 2006. At December 31, 2006, the Company recognized a loss of $196.3 million in accumulated other comprehensive income (loss) related to the adoption of SFAS 158. Following are the amounts included in accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 and the amounts arising during 2008 and 2007. There is no transition obligation.

	Net	Prior	Total
	Actuarial Loss	Service Cost	Before Tax	Tax	After Tax
	(Dollars in millions)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Unrecognized loss at December 31, 2006	$(883.6)	$(21.8)	$(905.4)	$341.8	$(563.6)

Amount recognized in net periodic benefit cost	64.9	6.0	70.9
Amount due to January 1, 2007 valuation	0.4	—	0.4
Amount due to plan changes	—	(2.4)	(2.5)
Amount due to ATS remeasurement	137.9	—	137.9
Amount due to curtailment	6.6	6.0	12.6
Foreign currency (gain) /loss	(4.9)	—	(4.8)
Amount due to year end remeasurement	(27.5)	—	(27.5)

Unrecognized loss at December 31, 2007	$(706.2)	$(12.2)	$(718.4)	$285.6	$(432.8)

Amount recognized in net periodic benefit cost	52.2	4.4	56.6
Amount due to January 1, 2008 valuation	(15.8)	—	(15.8)
Amount due to plan changes	—	(12.2)	(12.2)
Amount due to mid-year remeasurement	1.1	—	1.1
Amount due to curtailment	11.2	(3.4)	7.8
Amount due to settlement	(0.6)	—	(0.6)
Foreign currency (gain) /loss	3.6	(3.0)	0.6
Amount due to year end remeasurement	(711.7)	—	(711.7)

Unrecognized loss at December 31, 2008	$(1,366.2)	$(26.4)	$(1,392.6)	$487.0	$(905.6)

The amount of actuarial loss and prior service cost expected to be recognized in net periodic benefit cost during the year ended December 31, 2009 are $120.4 million, ($78.3 million after tax), and $5.6 million, ($3.6 million after tax), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PENSIONS

The following table sets forth the Company’s defined benefit pension plans as of December 31, 2008 and 2007 and the amounts recorded in the Consolidated Balance Sheet. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the U.S. plans includes both the qualified and non-qualified plans. The fair value of assets for the U.S. plans excludes $71 million held in a rabbi trust, which includes cash surrender value, mutual funds and cash equivalents, designated for the non-qualified plans as of December 31, 2008 and 2007.

	U.S. Plans		U.K. Plans		Other Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year	$2,678.7	$2,754.3	$776.7	$761.6	$121.7	$100.0
Service cost	42.8	45.5	28.1	29.4	5.5	4.8
Interest cost	167.6	161.5	41.5	39.6	6.2	5.5
Amendments	2.4	2.5	—	—	10.2	(0.1)
Actuarial (gains) losses	2.6	(92.0)	(47.0)	(57.7)	(21.0)	(4.2)
Participant contributions	—	—	0.5	4.1	1.7	1.9
Divestitures	—	(6.6)	—	—	—	—
Curtailments	—	—	(11.2)	—	—	—
Settlements	(2.7)	—	—	—	—	—
Special termination benefits	—	—	—	0.4	—	—
Foreign currency translation	—	—	(220.6)	9.3	(19.7)	16.5
Benefits paid	(193.9)	(186.5)	(8.5)	(10.0)	(3.8)	(2.7)

Projected benefit obligation at end of year	$2,697.5	$2,678.7	$559.5	$776.7	$100.8	$121.7

ACCUMULATED BENEFIT OBLIGATION AT END OF YEAR	$2,575.9	$2,557.3	$467.8	$571.1	$84.3	$96.8

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate	6.47%	6.30%	5.88%	5.50%	6.17%	5.28%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.31%	3.38%
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$2,285.6	$2,245.6	$789.7	$684.2	$84.9	$66.2
Actual return on plan assets	(420.5)	138.7	(148.0)	63.7	(15.1)	2.2
Settlements	(2.7)	—	—	—	—	—
Participant contributions	—	—	0.5	4.1	1.6	1.9
Company contributions	187.8	87.8	33.7	39.0	5.7	5.7
Foreign currency translation	—	—	(209.2)	8.8	(14.7)	11.5
Benefits paid	(193.9)	(186.5)	(8.5)	(10.1)	(3.8)	(2.6)

Fair value of plan assets at end of year	$1,856.3	$2,285.6	$458.2	$789.7	$58.6	$84.9

FUNDED STATUS (UNDERFUNDED)	$(841.2)	$(393.1)	$(101.3)	$13.0	$(42.2)	$(36.8)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid pension	$—	$—	$—	$13.3	$0.6	$3.0
Accrued expenses — current liability	(10.4)	(14.9)	—	—	(1.0)	(0.5)
Pension obligation — non-current liability	(830.8)	(378.2)	(101.3)	(0.3)	(41.8)	(39.3)

Net asset (liability) recognized	$(841.2)	$(393.1)	$(101.3)	$13.0	$(42.2)	$(36.8)

Accumulated other comprehensive (income) loss — before tax	$1,210.4	$639.8	$130.0	$(18.7)	$31.5	$26.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2008 and 2007:

	U.S. Plans		U.K. Plans		Other Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Aggregate fair value of plan assets	$1,856.3	$2,285.6	$458.2	$—	$13.2	$6.6
Aggregate projected benefit obligation	$2,697.5	$2,678.7	$559.5	$0.3	$46.7	$32.2
Aggregate accumulated benefit obligations	$2,575.9	$2,557.3	$467.8	$0.2	$40.2	$28.0

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2008 and 2007:

	U.S. Plans		U.K. Plans		Other Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Aggregate fair value of plan assets	$1,856.3	$2,285.6	$458.2	$—	$54.4	$66.9
Aggregate projected benefit obligation	$2,697.5	$2,678.7	$559.5	$0.3	$97.1	$106.7
Aggregate accumulated benefit obligations	$2,575.9	$2,557.3	$467.8	$0.2	$80.8	$82.5

The components of net periodic benefit costs (income) and special termination benefit charges for the years ended December 31, 2008, 2007 and 2006 are as follows:

	U.S. Plans			U.K. Plans			Other Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in millions)

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Service cost	$42.8	$45.5	$44.9	$28.1	$29.4	$29.6	$5.5	$4.8	$4.3
Interest cost	167.6	161.5	155.4	41.5	39.6	33.6	6.2	5.5	5.0
Expected return on plan assets	(200.1)	(197.4)	(182.0)	(63.5)	(60.3)	(50.6)	(6.7)	(6.2)	(5.4)
Amortization of prior service cost	5.5	7.2	8.6	(1.0)	(1.1)	(1.0)	0.1	0.1	—
Amortization of actuarial (gain) loss	48.9	57.0	46.5	—	1.9	—	1.0	2.4	1.2

Gross periodic benefit cost (income)	64.7	73.8	73.4	5.1	9.5	11.6	6.1	6.6	5.1
Settlement (gain)/loss	0.6	—	0.3	—	—	—	(1.2)	—	2.5
Curtailment (gain)/loss	—	6.0	10.9	(3.4)	—	—	—	—	—

Net benefit cost (income)	$65.3	$79.8	$84.6	$1.7	$9.5	$11.6	$4.9	$6.6	$7.6

Special termination benefit charge	$—	$—	$—	$—	$0.4	$0.9	$—	$—	$—

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE YEARS ENDED DECEMBER 31
Discount rate 1/1-4/10	6.30%	5.89%	5.64%	5.50%	5.00%	4.75%	5.28%	4.88%	4.76%
Discount rate 4/11-5/18	6.30%	5.89%	6.01%	5.50%	5.00%	4.75%	5.28%	4.88%	4.76%
Discount rate 5/19-9/20	6.30%	5.89%	6.34%	5.50%	5.00%	4.75%	5.28%	4.88%	4.76%
Discount rate 9/21-11/27	6.30%	6.28%	6.34%	5.50%	5.00%	4.75%	5.28%	4.88%	4.76%
Discount rate 11/28-12/4	6.30%	6.28%	6.34%	5.50%	5.00%	4.75%	5.28%	4.88%	4.74%
Discount rate 12/5-12/31	6.31%	6.28%	6.34%	5.50%	5.00%	4.75%	5.28%	4.88%	4.74%
Expected long-term return on assets	9.00%	9.00%	9.00%	8.50%	8.50%	8.50%	8.24%	8.28%	8.34%
Rate of compensation increase	4.10%	3.86%	3.63%	3.75%	3.50%	3.50%	3.38%	3.36%	3.34%

Pension assumptions were reevaluated on September 12, 2008 and on December 5, 2008 for the remeasurement of a U.S. nonqualified plan due to retirement settlements resulting in a settlement loss of $0.6 million. On December 31, 2008, in connection with the formation of a JV as described in Note 9, “Investment in Joint Venture”, a curtailment in the U.K. Goodrich Pension Scheme occurred resulting in a curtailment gain of $3.4 million. The curtailment and remeasurement decreased accumulated other comprehensive income by $7.8 million before tax,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or $5.1 million after tax. Also on December 31, 2008, a change to a French pension plan resulted in a settlement gain of $1.2 million.

On September 21, 2007, a definitive agreement to divest ATS was reached and assumptions for the U.S. qualified pension plans were reevaluated to remeasure the plan obligations and assets. In connection with the remeasurement, there was a curtailment loss of $6 million reported in discontinued operations for the year ended December 31, 2007. The remeasurement and curtailment increased accumulated other comprehensive income by $150.5 million before tax, or $91.9 million after tax.

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

The special termination benefit charge in the years ended December 31, 2007 and 2006 related primarily to reductions in force in several businesses in the U.K.

U.S. Retirement Plan Changes in 2006

Effective January 1, 2006, the Company closed its U.S. qualified pension plans to new entrants. New employees will receive a defined contribution for match on the first 6% of pay contributed, plus an automatic annual employer contribution of 2% of pay. The 2% employer contribution is subject to a 3-year vesting requirement.

During 2006, non-union employees covered by the U.S. qualified pension plans elected to either continue with their current benefits in the defined benefit and defined contribution plans or freeze their pension benefit service (but maintain salary linkage) as of June 30, 2006 and receive a higher level of company contributions in the defined contribution plans. The election period closed on May 19, 2006 and approximately 41% of the eligible employees chose the latter option with the enhanced company contribution to the defined contribution plans. Generally employees who are union members continued with the same retirement benefits as specified by their applicable bargaining agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement is available to new hires at all U.K. locations. In addition, U.K. pension plan members were offered the opportunity to stop accruing service under the pension plan and to move into the enhanced defined contribution arrangement. However, substantially all plan members elected to remain in the pension plan as modified.

Pension Protection Act of 2006

The Pension Protection Act of 2006 was signed into law on August 17, 2006 and modified on December 23, 2008. The law significantly changed the rules used to determine minimum funding requirements for U.S. qualified defined benefit pension plans. The funding targets contained in the law were generally consistent with the Company’s internal targets. However, the law requires a more mechanical approach to annual funding requirements and generally reduces short-term flexibility in funding.

Expected Pension Benefit Payments

Pension benefit payments, which reflect expected future service, as appropriate, are expected to be as follows:

			Other
Year	U.S. Plans	U.K. Plans	Non-U.S. Plans
	(Dollars in millions)

2009	$191.4	$7.4	$6.4
2010	199.6	8.7	3.2
2011	193.4	10.3	4.3
2012	196.0	12.7	5.1
2013	198.2	14.3	5.8
2014 to 2018	1,042.3	110.2	38.0

Asset Allocation and Investment Policy

U.S. Qualified Pension Plans

The Company’s U.S. qualified pension plans were underfunded at December 31, 2008. Approximately 71% of the plans’ liabilities related to retired and inactive employees. Annual benefit payments from the plans were $179 million and $175 million in 2008 and 2007, respectively.

The Company’s asset allocation strategy for the plans is designed to balance the objectives of achieving high rates of return while reducing the volatility of the plans’ funded status and the Company’s pension expense and contribution requirements. The expected long-term rate of return assumption used for 2008 and 2007 is 9% per year. The Company will reduce the expected long term rate of return assumption to 8.75% per year starting in 2009.

No Company common stock was held directly by the plans at December 31, 2008 and 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the U.S. Trust’s 2009 target asset allocation and the actual asset allocations at December 31, 2008 and 2007.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2009	At December 31, 2008	At December 31, 2007

Equities – U.S. Large Cap	30-40%	29%	33%
Equities – U.S. Mid Cap	3-5%	3%	4%
Equities – U.S. Small Cap	3-5%	3%	3%
Equities – International	10-15%	7%	11%
Equities – Total	50-60%	42%	51%
Fixed Income – U.S	30-40%	48%	37%
Real Estate	5-10%	10%	12%
Cash	0-1%	0%	0%
Total	100%	100%	100%

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

Tactical changes to the duration of the fixed income portfolio are made periodically. The actual duration of the fixed income portfolio was approximately 15 years at December 31, 2008 and 2007.

U.K. Pension Plan

Approximately 42% of the U.K. defined benefit pension plans’ liabilities related to retired and inactive employees. The primary asset allocation objective is to generate returns that, over time, will meet the future payment obligations of the plan without requiring material levels of cash contributions.

Since the plan’s obligations are paid in Great Britain Pounds Sterling, the plan invests approximately 75% of its assets in U.K.-denominated securities. Fixed income assets have a duration of about 16 years and are designed to offset approximately 15% to 20% of the effect of interest rate changes on the plan’s funded status. The plan assets are rebalanced to the target on a periodic basis.

The table below sets forth the plan’s target asset allocation for 2009 and the actual asset allocations at December 31, 2008 and 2007.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2009	At December 31, 2008	At December 31, 2007

Equities – U.K	35-37.5%	33%	38%
Equities – non-U.K	35-37.5%	29%	34%
Equities – Total	70-75%	62%	72%
Fixed Income – U.K	25-30%	37%	28%
Cash	0%	1%	0%
Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

U.S. Qualified Pension Plans

The U.S. discount rate determined at December 31, 2008 and 2007 was based on a customized yield curve approach. The Company’s pension and postretirement benefit payment cash flows were each plotted against a U.S. yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rates were used to determine the benefit obligations as of December 31, 2008 and 2007.

The long-term asset return assumption for the U.S. plans for 2008 and 2007 was 9% per annum. Due to the risk that fundamental changes in the capital markets will result in lower future long term returns, the assumption has been lowered to 8.75% per annum starting in 2009. This assumption is based on an analysis of historical returns for equity, fixed income and real estate markets and the Company’s strategic portfolio allocation. Equity and real estate returns were determined by analysis of historical benchmark market data. Returns in each equity class were developed from up to 50 years of historical data. The weighted-average return of all equity classes was 9.9% per annum. Real estate returns were developed from up to 30 years of historical data. The resulting return was 12.1% per annum. The return estimate for the fixed income portion of the trust portfolio is based on the average yield to maturity of the assets as of December 1, 2008 and was 6.7% per annum. The fixed income portion of the portfolio is based on a long duration strategy. As a result, the yield on this portfolio may be higher than that of a typical fixed income portfolio in a normal yield curve environment.

The RP2000 mortality table with projected improvements for life expectancy using Scale AA phased-out by the year 2015 was used for determination of the benefit obligations as of December 31, 2008 and 2007.

U.K. Pension Plan

The U.K. discount rate at December 31, 2008 and 2007 was determined based on cash flows from a benchmark plan with similar duration as the U.K. Plan, plotted against a yield curve of a large diverse group of Aa-rated corporate bonds.

The long-term asset return assumption for the plan is 8.5% per annum, based on an analysis of historical returns for equity and fixed income securities denominated in Great Britain Pounds Sterling. Equity returns were determined by analysis of historical benchmark market data. Returns in each equity class were developed from up to 40 years of historical data. The weighted-average return of all equity classes was 8.7% per annum. The return estimate for the fixed income portion of the portfolio is based on the average yield to maturity of the assets as of December 1, 2008 of approximately 4.2% per annum.

Anticipated Contributions to Defined Benefit Plans and Trusts

During 2009, the Company expects to contribute $150 million to $200 million to its worldwide qualified and non-qualified pension plans.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. For both December 31, 2008 and 2007, $71 million of fair market value of assets was held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of the cash surrender value of split dollar life insurance policies, equities, fixed income securities and cash. The assets of the rabbi trust, which do not qualify as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan assets and, therefore, are not included in the tables in this note, are available to pay pension benefits to these individuals, but are otherwise unavailable to the Company. The assets, other than approximately $28 million and $29 million as of December 31, 2008 and 2007, respectively, which are assigned to certain individuals if benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

Defined Contribution Plans

In the U.S., the Company also maintains voluntary U.S. retirement savings plans for salaried and wage employees. For the years ended December 31, 2008, 2007 and 2006, the cost was $47.1 million, $42.8 million and $31.9 million, respectively.

The Company also maintains defined contribution retirement plans for certain non-U.S. subsidiaries. For the years ended December 31, 2008, 2007 and 2006, the Company’s contributions were $5.8 million, $3.6 million, and $2.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Benefits Other Than Pensions

The following table sets forth the status of the Company’s defined benefit postretirement plans other than pension as of December 31, 2008 and 2007, and the amounts recorded in the Company’s Consolidated Balance Sheet. The postretirement benefits related to divested and discontinued operations retained by the Company are included in the amounts below.

	2008	2007
	(Dollars in millions)

Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$394.1	$416.1
Service cost	1.7	2.0
Interest cost	22.0	22.9
Amendments	(0.4)	—
Actuarial (gains) losses	(47.8)	(15.8)
Foreign currency translation/Other	0.2	0.1
Gross benefits paid	(30.7)	(34.8)
Federal subsidy received	3.2	3.6

Projected benefit obligation at end of year	$342.3	$394.1

Weighted-Average Assumptions used to Determine Benefit Obligations as of December 31
Discount rate	6.38%	6.12%
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Company contributions	30.7	34.8
Gross benefits paid	(30.7)	(34.8)

Fair value of plan assets at end of year	$—	$—

Funded Status (Underfunded)	$(342.3)	$(394.1)

Amounts Recognized in the Balance Sheet Consist of:
Accrued expenses — current liability	$(32.9)	$(35.2)
Postretirement benefits other than pensions — non-current liability	(309.4)	(358.9)

Net liability recognized	$(342.3)	$(394.1)

Accumulated other comprehensive (income) loss — before tax	$20.7	$71.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a 7.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate was assumed to decrease gradually to 5% in 2015 and remain at that rate thereafter.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Components of Net Periodic Benefit Cost (Income):
Service cost	$1.7	$2.0	$1.8
Interest cost	22.0	22.9	20.9
Amortization of prior service cost	(0.2)	(0.2)	(0.2)
Recognized net actuarial (gain) Loss	2.3	3.6	2.7

Net periodic benefit cost (income)	$25.8	$28.3	$25.2

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost
Discount rate	6.12%	5.79%	5.55%

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate.

	One Percentage	One Percentage
	Point	Point
	Increase	Decrease
	(Dollars in millions)

Increase (Decrease) in
Total of service and interest cost components in 2008	$1.5	$(1.3)
Accumulated postretirement benefit obligation as of December 31, 2008	$21.6	$(19.9)

Expected Postretirement Benefit Payments Other Than Pensions

Benefit payments for other postretirement obligations other than pensions, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Expected
	Employer	Medicare
Year	Payments	Subsidy	Net Payments
	(Dollars in millions)

2009	$36.7	$(2.8)	$33.9
2010	36.9	(2.8)	34.1
2011	36.9	(2.9)	34.0
2012	36.4	(2.9)	33.5
2013	35.8	(2.9)	32.9
2014 to 2018	164.7	(13.7)	151.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes

Income from continuing operations before income taxes as shown in the Consolidated Statement of Income consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Domestic	$738.4	$524.4	$353.9
Foreign	228.2	192.5	102.9

TOTAL	$966.6	$716.9	$456.8

A summary of income tax (expense) benefit from continuing operations in the Consolidated Statement of Income is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Current
Federal	$(118.4)	$(62.0)	$(13.6)
Foreign	(4.1)	9.7	(25.1)
State	(18.8)	(13.7)	(22.5)

	$(141.3)	$(66.0)	$(61.2)

Deferred
Federal	$(141.6)	$(109.5)	$61.9
Foreign	(22.9)	(35.2)	15.9
State	12.8	(10.2)	4.6

	$(151.7)	$(154.9)	$82.4

TOTAL	$(293.0)	$(220.9)	$21.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in millions)

Deferred income tax assets
Pensions	$389.2	$211.2
Tax credit and net operating loss carryovers	112.8	129.0
Postretirement benefits other than pensions	142.7	172.9
Inventories	60.7	46.9
Other nondeductible accruals	35.4	64.6
Foreign currency hedges	65.8	—
Employee benefits plans	45.2	38.0
Other	75.1	83.7

Deferred income tax assets	926.9	746.3
Less: valuation allowance	(50.7)	(60.6)

Total deferred income tax assets	876.2	685.7

Deferred income tax liabilities
Tax over book depreciation	(220.6)	(207.3)
Tax over book intangible amortization	(306.7)	(296.4)
Foreign currency hedges	—	(53.4)
Pre-production and contract accounting	(158.2)	(108.3)
Other	(32.5)	(30.9)

Total deferred income tax liabilities	(718.0)	(696.3)

Net deferred income tax asset (liability)	$158.2	$(10.6)

In accordance with SFAS 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recorded for tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

At December 31, 2008, the Company had net operating loss and tax credit carryforward benefits of approximately $112.8 million. Of the $112.8 million, $108.8 million will expire in the years 2009 through 2029. The remaining $4 million are not subject to an expiration period. For financial reporting purposes a valuation allowance of $51 million was recognized to offset the deferred tax asset relating to those carryforward benefits. The net change in the total valuation allowance for the year ended December 31, 2008 was a decrease of $10 million.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions of dollars, was as follows:

Balance at January 1, 2008	$106.3
Additions based on tax positions related to current year	9.6
Additions for tax positions of prior years	45.2
Reductions for tax positions of prior years	(24.3)
Settlements	(5.5)

Balance at December 31, 2008	$131.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balance at December 31, 2008, are $0.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $212.1 million. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008, 2007, and 2006, the Company recognized approximately $22.5 million, $17.6 million, and $29 million of interest and penalties. The Company had approximately $158.1 million and $135.6 million for the payment of interest and penalties accrued at December 31, 2008, and 2007, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2005 and with few exceptions, state and local examinations for years before 2000 and non-U.S. income tax examinations for years before 2002. For a discussion of uncertainties related to tax matters see Note 17, “Contingencies”. The Company is currently undergoing examination by the U.S. Internal Revenue Service (IRS) for tax years 2005 and 2006. The Company cannot predict the timing or ultimate outcome of these matters. However, it is reasonably possible that certain of these matters could be resolved during the next 12 months that could result in a material change in the total amount of unrecognized tax benefits.

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	2008		2007		2006
		(Dollars in		(Dollars in		(Dollars in
	%	Millions)%		Millions)%		Millions)

Income from continuing operations before income taxes		$966.6		$716.9		$456.8
Statutory federal income tax rate	35.0%		35.0%		35.0%
State and local taxes	(0.1)%	$0.9	2.9%	$20.9	3.0%	$13.9
Tax benefits related to domestic manufacturing and export sales	(0.8)%	$(8.2)	(2.4)%	$(17.2)	(5.7)%	$(25.8)
Tax credits	(2.2)%	$(21.3)	(2.8)%	$(19.8)	(4.5)%	$(20.6)
Deemed repatriation of non-U.S. earnings	0.9%	$8.8	1.6%	$11.3	2.6%	$11.6
Differences in rates on foreign subsidiaries	(4.3)%	$(41.7)	(2.9)%	$(20.9)	(4.6)%	$(20.7)
Interest on potential tax liabilities	0.8%	$8.2	0.9%	$6.2	2.0%	$9.2
Tax settlements and other adjustments to tax reserves (See Note 17)	1.9%	$18.2	1.1%	$7.8	(31.8)%	$(145.5)
Other items	(0.9)%	$(8.5)	(2.6)%	$(18.4)	(0.6)%	$(3.0)

Effective income tax rate	30.3%		30.8%		(4.6)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 109 and APB No. 23, “Accounting for Income Taxes — Special Areas,” the Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $541 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the potential liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Note 16.	Supplemental Balance Sheet Information

As of December 31, accounts receivable allowance for doubtful accounts were as follows:

			Foreign
	Balance	Charged	Currency	Write-Off	Balance
	Beginning	to	Translation	of Doubtful	at end
	of Year	Expense	and Other	Accounts	of Year
	(Dollars in millions)

Receivable Allowance
Short-Term	$14.3	$8.1	$(1.9)	$(3.3)	$17.2
Long-Term(1)	28.9	—	—	(28.9)	—

Year ended December 31, 2008	$43.2	$8.1	$(1.9)	$(32.2)	$17.2

Short-Term	$19.4	$5.2	$0.3	$(10.6)	$14.3
Long-Term(1)	29.2	—	—	(0.3)	28.9

Year ended December 31, 2007	$48.6	$5.2	$0.3	$(10.9)	$43.2

(1)	Long-term allowance is related to the Company’s notes receivable in other assets from a receivable obligor. This note receivable was written off in 2008.

As of December 31, property, plant and equipment and allowances for depreciation were as follows:

	2008	2007
	(Dollars in millions)

Property, Plant and Equipment-net
Land	$75.8	$74.6
Buildings and improvements	743.3	699.0
Machinery and equipment	1,969.5	1,983.6
Construction in progress	175.3	195.7

	2,963.9	2,952.9
Less allowances for depreciation	(1,572.5)	(1,565.5)

TOTAL	$1,391.4	$1,387.4

Property included assets acquired under capital leases, principally buildings, machinery and equipment of $18.5 million and $21.3 million at December 31, 2008 and 2007, respectively. Related allowances for depreciation were $7.9 million at December 31, 2008 and 2007. Depreciation expense totaled $183.4 million, $179.4 million and $162.4 million during 2008, 2007 and 2006, respectively. Interest costs capitalized during 2008, 2007 and 2006 from continuing operations totaled $4.5 million, $4.7 million and $4.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, other assets consisted of the following:

	December 31,
	2008	2007
	(Dollars in millions)

Other Assets
Participation payments — net of accumulated amortization of $12.4 million and $10.4 million at December 31, 2008 and 2007, respectively	$118.0	$123.7
Rotable assets — net of accumulated amortization of $116.2 million and $111 million at December 31, 2008 and 2007, respectively	125.1	135.3
Rabbi trust assets	101.8	113.9
Sales incentives — net of accumulated amortization of $94.9 million and $85.3 million at December 31, 2008 and 2007, respectively	62.4	60.2
Flight certification costs — net of accumulated amortization of $7.9 million and $6.2 million at December 31, 2008 and 2007, respectively	34.0	35.8
Entry fees — net of accumulated amortization of $2.8 million and $23.2 million at December 31, 2008 and 2007, respectively	25.5	132.1
Foreign currency hedges	6.2	81.4
All other	64.6	72.9

TOTAL	$537.6	$755.3

See Note 1, “Significant Accounting Policies” for a description of participation payments, entry fees, rotable assets, sales incentives and flight certification costs. The December 31, 2007 balance of $132.1 million for entry fees included $105 million related to contractual arrangements that were modified in connection with the formation of a JV (see Note 9, “Investment in Joint Venture”).

As of December 31, accrued expenses consisted of the following:

	2008	2007
	(Dollars in millions)

Accrued Expenses
Wages, vacations, pensions and other employment costs	$260.4	$304.6
Deferred revenue	264.7	217.1
Warranties	66.4	66.3
Postretirement benefits other than pensions	32.9	35.1
Other	380.9	307.7

TOTAL	$1,005.3	$930.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

The Company extends financial and product performance guarantees to third parties. At December 31, 2008, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)

Environmental remediation and other indemnification (Note 17 “Contingencies”)	No limit	$14.8
Financial Guarantees:
Residual value on leases (Note 13 “Lease Commitments”)	$24.8	$—

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

The changes in the carrying amount of service and product warranties, in millions, are as follows:

Balance at December 31, 2006	$160.3
Net provisions for warranties issued during the year	52.5
Net benefit for warranties existing at the beginning of the year	(8.5)
Payments	(45.0)
Foreign currency translation	5.0

Balance at December 31, 2007	164.3

Net provisions for warranties issued during the year	47.9
Net benefit for warranties existing at the beginning of the year	(1.7)
Payments	(57.0)
Foreign currency translation	(14.3)

Balance at December 31, 2008	$139.2

As of December 31, the current and long-term portions of service and product warranties were as follows:

	2008	2007
	(Dollars in millions)

Accrued expenses	$66.4	$66.3
Other non-current liabilities	72.8	98.0

TOTAL	$139.2	$164.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income (Loss)

For the year ended December 31, total comprehensive income (loss) consisted of the following:

	2008	2007
	(Dollars in millions)

Comprehensive Income (Loss)
Net income	$681.2	$482.6
Other comprehensive income (loss) net of tax:
Unrealized foreign currency translation gains (losses) during period	(298.0)	101.2
Pension and OPEB liability adjustments during the period, net of tax for 2008 and 2007 of $201.3 and ($56.1), respectively	(472.7)	130.8
Gain (loss) on cash flow hedges, net of tax for 2008 and 2007 of $119.2 and ($23.3), respectively	(221.8)	43.2

TOTAL	$(311.3)	$757.8

Accumulated other comprehensive income (loss) as of December 31, consisted of the following:

	2008	2007
	(Dollars in millions)

Accumulated Other Comprehensive Income (Loss)
Cumulative unrealized foreign currency translation gains	$51.6	$349.6
Pension and OPEB liability adjustments	(905.5)	(432.8)
Accumulated gain/(loss) on cash flow hedges	(124.2)	97.6

TOTAL	$(978.1)	$14.4

The pension and OPEB liability amounts above are net of deferred taxes of $486.9 million and $285.6 million in 2008 and 2007, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $65.8 million and $53.4 million in 2008 and 2007, respectively.

No income taxes are provided on foreign currency translation gains (losses) for comprehensive income (loss) and accumulated other comprehensive income (loss) as foreign earnings are considered permanently invested.

Note 17.	Contingencies

General

There are various pending or threatened claims, lawsuits and administrative proceedings against the Company or its subsidiaries arising from the ordinary course of business which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Environmental

The Company is subject to environmental laws and regulations which may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. At certain sites, the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s Consolidated Balance Sheet included an accrued liability for environmental remediation obligations of $62.3 million and $69.6 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, $20.9 million and $18.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At December 31, 2008 and 2007, $24 million and $29.4 million, respectively, was associated with ongoing operations and $38.3 million and $40.2 million, respectively, was associated with previously owned businesses.

The Company expects that it will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

Certain states in the U.S. and countries globally are promulgating or proposing new or more demanding regulations or legislation impacting the use of various chemical substances by all companies. The Company is currently evaluating the potential impact of complying with such regulations and legislation.

On January 4, 2007, the Company received a judgment against Commercial Union Insurance Company, currently known as One Beacon America Insurance Company, and nine London Market Insurance Companies for reimbursement of past remediation costs at an environmental site, attorney fees and interest in the amount of approximately $58 million and coverage of certain unquantified future costs. On June 30, 2008, the Ohio Court of Appeals upheld the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment. On December 31, 2008, the Ohio Supreme Court denied the insurers’ request for further appeal. On January 12, 2009, the insurers sought rehearing in the Ohio Supreme Court. Execution on the judgment was stayed by the filing of a bond in the amount of $50 million. Interest continues to accrue on portions of the judgment. When the appeal is concluded, if the judgment is upheld, amounts received by the Company will be reflected in earnings and cash flows in the applicable period. A former subsidiary of the Company has a claim to a portion of the judgment amount. Due to the current status of the claim and the fact that a former subsidiary has a claim to a portion of any amounts realized, no amounts have been recorded in the Company’s financial statements as of December 31, 2008.

Asbestos

The Company and some of its subsidiaries have been named as defendants in various actions by plaintiffs alleging damages as a result of exposure to asbestos fibers in products or at its facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. The Company believes that pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows in a given period.

Insurance Coverage

The Company maintains a comprehensive portfolio of insurance policies, including aviation products liability insurance which covers most of its products. The aviation products liability insurance provides first dollar coverage for defense and indemnity of third party claims.

In addition, a portion of the Company’s primary and excess layers of pre-1986 insurance coverage for third party claims was provided by certain insurance carriers who are either insolvent, undergoing solvent schemes of arrangement or in run-off. The Company has entered into settlement agreements with a number of these insurers pursuant to which the Company agreed to give up its rights with respect to certain insurance policies in exchange for negotiated payments. These settlements represent negotiated payments for the Company’s loss of this pre-1986 insurance coverage, as it no longer has insurance available for claims that may have qualified for coverage. A portion of these settlements was recorded as income for reimbursement of past claim payments under the settled insurance policies and a portion was recorded as a deferred settlement credit for future claim payments.

At December 31, 2008 and 2007, the deferred settlement credit was $49.4 million and $53.6 million, respectively, for which $6.4 million and $7.6 million, respectively, was reported in accrued expenses and $43 million and $46 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

Liabilities of Divested Businesses

Asbestos

In May 2002, the Company completed the tax-free spin-off of its Engineered Industrial Products (EIP) segment, which at the time of the spin-off included EnPro Industries, Inc. (EnPro) and Coltec Industries Inc (Coltec). At that time, two subsidiaries of Coltec were defendants in a significant number of personal injury claims relating to alleged asbestos-containing products sold by those subsidiaries prior to the Company’s ownership. It is possible that asbestos-related claims might be asserted against the Company on the theory that it has some responsibility for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the asbestos-related liabilities of EnPro, Coltec or its subsidiaries. A limited number of asbestos-related claims have been asserted against the Company as “successor” to Coltec or one of its subsidiaries. The Company believes that it has substantial legal defenses against these and other such claims. In addition, the agreement between EnPro and the Company that was used to effectuate the spin-off provides the Company with an indemnification from EnPro covering, among other things, these liabilities. The Company believes that such claims would not have a material adverse effect on its financial condition, results of operations, and cash flows.

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

Cost estimates over the lives of contracts include projected impacts of future cost reductions including learning curve efficiencies. Because the above referenced contracts cover manufacturing periods of up to 20 years or more, the Company assumes greater risks associated with the estimates of these future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, supplier claims (see “Boeing 787 Contract Discussions” below), and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Boeing 787 Contract Discussions

The Company’s aerostructures business entered into a long-term supply contract with Boeing on the 787 program in 2004. The Boeing 787 program has experienced unexpected delays in its development schedule and Boeing has requested numerous changes in the design of the Company’s product and scope of its work. Under the terms of the Company’s contract, it is entitled to reimbursement of certain costs and equitable price adjustments under certain circumstances. Discussions with Boeing are ongoing.

On July 21, 2008, Alenia Aermacchi, S.p.A. (AAeM) filed a Demand for Arbitration with the American Arbitration Association against Rohr, Inc. (Rohr), a wholly-owned subsidiary of the Company (its aerostructures business), in connection with a contract for the supply of fan cowls used in the nacelles that Rohr provides to Boeing on the 787 program. According to its Statement of Claims filed on August 15, 2008, AAeM seeks declaratory relief, rescission of the supply contract and monetary damages, based upon allegations of commercial impracticability, lack of compensation for costs associated with design changes and Rohr’s mismanagement of the program. On September 22, 2008, Rohr filed its answer, seeking to uphold the contract and denying liability, and instituted a counterclaim against AAeM, seeking damages for breach of contract and breach of covenant of good faith and fair dealing. On October 31, 2008, AAeM filed its answer generally denying the allegations made against it in Rohr’s counterclaims. On December 17, 2008, the Company amended its counterclaim to seek declaratory relief regarding ownership of certain intellectual property. The Company believes that it has substantial legal and factual defenses to AAeM’s claims, and intends to defend its interests and pursue its counterclaims vigorously. Given the nature and status of this proceeding, the Company cannot yet determine the amount or a reasonable range of potential loss, if any.

If the Company is unable to reach a fair and equitable resolution with Boeing or adequately resolve the dispute with AAeM discussed above, it could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows in a given period.

Tax

The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. The Company establishes reserves for tax contingencies in accordance with SFAS 109 and FIN 48. See Note 15, “Income Taxes”, for additional detail.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The IRS and the Company previously reached final settlement on all but one of the issues raised in this examination cycle. The Company received statutory notices of deficiency dated June 14, 2007 related to the remaining unresolved issue which involves the proper timing of certain deductions. The Company filed a petition with the U.S. Tax Court in September 2007 to contest the notices of deficiency. The Company believes the amount of the estimated tax liability if the IRS were to prevail is fully reserved. Although it is reasonably possible that this matter could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Rohr has been under examination by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California has disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $28 million at December 31, 2008. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14 million at December 31, 2008. The tax and interest amounts continue to be contested by Rohr. The Company believes that it is adequately reserved for this contingency. No payment has been made for the $28 million of interest or $14 million of penalty interest. The Franchise Tax Board took the position that under California law, Rohr was required to pay the full amount of interest prior to filing any suit for refund. In April 2008, the Supreme Court of California denied the Franchise Tax Board’s final appeal on this procedural matter and Rohr can proceed with its refund suit. Although it is reasonably possible that this matter could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Following settlement of the U.S. Tax Court case for Rohr, Inc.’s tax years 1986 to 1997, California audited Rohr’s amended tax returns and issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. The Company has submitted a protest of the assessment to the California Franchise Tax Board. The Company believes that it is adequately reserved for this contingency. The Company cannot predict the timing or ultimate outcome of this matter.

2006 Tax Settlements

There were numerous tax issues that had been raised by the IRS as part of the prior examination, including, but not limited to, transfer pricing, research and development credits, foreign tax credits, tax accounting for long-term contracts, tax accounting for inventory, tax accounting for stock options, depreciation, amortization and the proper timing for certain other deductions for income tax purposes. The IRS and the Company previously reached tentative settlement agreements on substantially all of the issues raised with respect to the prior examination cycle. Due to the amount of tax involved, certain portions of the tentative settlement agreements were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to be reviewed by the Joint Committee on Taxation (JCT). The Company received notification on April 25, 2006 that the JCT approved the tentative settlement agreement entered into with the IRS with regard to Rohr, Inc. and Subsidiaries (for the period from July, 1995 through December, 1997). As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $14.9 million, primarily related to the reversal of tax reserves, during the year ended December 31, 2006. In addition to the JCT approvals with regard to Rohr, the Company reached agreement with the IRS regarding most of the issues with respect to Coltec Industries Inc and Subsidiaries (for the period from December, 1997 through July, 1999). Consequently, the Company recorded a tax benefit of approximately $44.4 million, primarily related to the reversal of tax reserves, during the year ended December 31, 2006. During the year ended December 31, 2006, the Company reached final settlement with the IRS on substantially all of the issues relating to the Goodrich Corporation and Subsidiaries 1998-1999 examination cycle. As a result, the Company recorded a benefit of approximately $13.5 million, primarily related to the reversal of tax reserves.

In 2000, the IRS issued a statutory notice of deficiency asserting that Rohr, Inc. (Rohr), a subsidiary of the Company, was liable for $85.3 million of additional income taxes for the fiscal years ended July 31, 1986 through 1989. In 2003, the IRS issued an additional statutory notice of deficiency asserting that Rohr was liable for $23 million of additional income taxes for the fiscal years ended July 31, 1990 through 1993. The proposed assessments relate primarily to the timing of certain tax deductions and tax credits. Rohr filed petitions in the U.S. Tax Court opposing the proposed assessments. The Company previously reached a tentative settlement agreement with the IRS with regard to the proposed assessments that required further review by the JCT. On March 15, 2006, the Company received notification that the JCT approved the tentative settlement agreement entered into with the IRS. As a result of receiving the JCT notification, the Company recorded a tax benefit of approximately $74.1 million, primarily related to the reversal of tax reserves, during the year ended December 31, 2006.

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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges. The forward contracts are recorded in the Company’s Consolidated Balance Sheet at fair value with the offset reflected in accumulated other comprehensive income (loss), net of deferred taxes. The notional value of the forward contracts at December 31, 2008 was $1,897.2 million. The fair value of the forward contracts at December 31, 2008, was a net liability of $156.1 million, including:

•	$9.8 million recorded as a current asset in prepaid expenses and other assets; and

•	$6.2 million recorded as a non-current asset in other assets; partially offset by,

•	$70 million recorded as a current liability in accrued expenses; and

•	$102.1 million recorded as a non-current liability in other non-current liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of the Company’s forward contracts of $156.1 million (before deferred taxes of $65.8 million) at December 31, 2008, combined with $31.9 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in accumulated other comprehensive income (loss) and will be reflected in income as earnings are affected by the hedged items. As of December 31, 2008, the portion of the $156.1 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a loss of $60.2 million. These forward contracts mature on a monthly basis with maturity dates that range from January 2009 to December 2013. There was a de minimis amount of ineffectiveness during the years ended December 31, 2008 and 2007.

In connection with the formation of a JV on December 31, 2008 (see Note 9, “Investment in Joint Venture”), a third party assumed, without recourse to the Company, certain of these forward contracts with notional amounts aggregating $149.5 million and a fair value liability of approximately $32 million. The related net loss position of $32 million associated with these forward contracts has been deferred in accumulated other comprehensive income (loss) and will be recognized into earnings as the original forecasted transactions affect earnings.

As of December 31, 2008, a $2 million loss remained in accumulated other comprehensive income (loss) related to the treasury locks resulting from the 2006 debt exchange.

Fair Value Hedges

The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are accounted for as fair value hedges and the carrying value of the notes are adjusted to reflect the fair values of the interest rate swaps.

In December 2008, the Company terminated all of its outstanding interest rate swap agreements prior to their maturities which ranged from 2012 through 2016, on its $257.5 million, 7.625% senior notes due in 2012 and on its $290.8 million, 6.29% senior notes due in 2016. At termination, the Company received $13.3 million in cash, composed of a $0.5 million receivable representing the amount owed on the interest rate swap from the previous settlement date and $12.8 million representing the fair value of the interest rate swaps at the time of termination. The carrying amount of the notes was increased by $12.8 million representing the fair value of the debt due to changes in interest rates for the period hedged. This amount is being amortized as a reduction to interest expense over the remaining term of the related debt.

Other Forward Contracts

As a supplement to the foreign exchange cash flow hedging program, the Company enters into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Since these contracts are not designated as hedges, the gains or losses on these forward contracts are recorded in cost of sales. These contracts are utilized to mitigate the earnings impact of the translation of net monetary assets and liabilities. Under this program, as of December 31, 2008, the Company had no outstanding forward contracts.

During the year ended December 31, 2008, the Company recorded a transaction gain on its monetary assets of approximately $34.3 million, which was partially offset by losses on the forward contracts described above of approximately $34.8 million. During the year ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, the Company recorded a transaction loss on its monetary assets of approximately $14 million, which was partially offset by gains on the forward contracts described above of approximately $8 million. During the year ended December 31, 2006, the Company recorded a transaction loss on its monetary assets of approximately $19 million, which was partially offset by gains on its forward contracts of approximately $6 million.

Note 19.	Supplemental Cash Flow Information

The following table sets forth other cash flow information including acquisitions accounted for under the purchase method.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Estimated fair value of tangible assets acquired	$47.8	$—	$—
Goodwill and identifiable intangible assets acquired	109.0	—	—
Cash paid, net of cash acquired	(131.8)	—	—

Liabilities assumed	$25.0	$—	$—

Interest paid, net of amount capitalized	$119.7	$129.0	$129.9

Income taxes paid, net of refunds received	$111.7	$115.9	$113.8

Interest and income taxes paid include amounts related to discontinued operations.

Note 20.	Preferred Stock

There are 10,000,000 authorized shares of Series Preferred Stock — $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 2008, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

Cumulative Participating Preferred Stock — Series F

The Company has 200,000 shares of Junior Participating Preferred Stock — Series F — $1 par value Series F Stock authorized at December 31, 2008. Series F Stock has preferential voting, dividend and liquidation rights over the Company’s common stock. At December 31, 2008, no Series F Stock was issued or outstanding.

Note 21.	Common Stock

During 2008, 2007 and 2006, 1.2 million, 3.3 million, and 2.3 million shares, respectively, of authorized but unissued shares of common stock were issued under the 2001 Equity Compensation Plan and other employee share-based compensation plans.

As of December 31, 2008, there were 14.4 million shares of common stock reserved for issuance under outstanding and future awards pursuant to the 2001 Equity Compensation Plan and other employee share-based compensation plans. During 2008, the Company registered 6.5 million shares of common stock reserved for issuance for future awards pursuant to the 2001 Equity Compensation Plan and the Goodrich 2008 Global Employee Stock Purchase Plan.

The Company acquired 2.6 million, 3.7 million and 0.5 million shares of treasury stock in 2008, 2007 and 2006, respectively. Included in these amounts are shares the Company repurchased under its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share repurchase program described below. The Company repurchased 2.5 million, 3.5 million and 0.4 million shares of the Company’s common stock for approximately $127 million, $209 million and $18 million in 2008, 2007 and 2006, respectively, under the program.

A share repurchase program was initially approved by the Company’s Board of Directors on October 24, 2006 and increased on February 19, 2008, for $600 million in total. The primary purpose of the program is to reduce dilution to existing shareholders from the Company’s share-based compensation plans. No time limit was set for completion of the program. Repurchases under the program, which could aggregate to approximately 6% of the Company’s outstanding common stock, may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

QUARTERLY FINANCIAL DATA (UNAUDITED) (1)

	2008 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in millions, except per share amounts)

BUSINESS SEGMENT SALES
Actuation and Landing Systems	$682.1	$689.6	$664.2	$579.0	$567.0	$589.3	$607.8	$636.5
Nacelles and Interior Systems	620.5	665.1	596.5	603.5	546.9	533.7	545.2	543.2
Electronic Systems	442.4	494.6	511.6	512.6	432.4	453.4	448.7	488.1

TOTAL SALES	$1,745.0	$1,849.3	$1,772.3	$1,695.1	$1,546.3	$1,576.4	$1,601.7	$1,667.8

GROSS PROFIT(2)	$531.6	$562.4	$557.4	$504.1	$452.4	$479.8	$498.8	$477.9

OPERATING INCOME
Actuation and Landing Systems	$74.1	$84.5	$80.0	$61.4	$49.4	$59.0	$73.6	$65.8
Nacelles and Interior Systems	178.8	160.7	162.4	145.6	126.0	135.1	143.6	126.3
Electronic Systems	48.9	71.5	79.3	69.1	54.6	62.4	58.7	72.1
Corporate(3)	(27.3)	(28.2)	(24.9)	(35.0)	(32.0)	(36.7)	(39.7)	(36.9)

TOTAL OPERATING INCOME	$274.5	$288.5	$296.8	$241.1	$198.0	$219.8	$236.2	$227.3

INCOME FROM
CONTINUING OPERATIONS	$153.6	$183.6	$167.8	$168.6	$99.2	$123.8	$140.2	$132.8
Discontinued Operations	4.3	3.0	0.2	0.1	0.6	1.0	(13.4)	(1.6)

NET INCOME	$157.9	$186.6	$168.0	$168.7	$99.8	$124.8	$126.8	$131.2

Basic Earnings Per Share(4)
Continuing Operations	$1.23	$1.47	$1.35	$1.37	$0.79	$0.99	$1.12	$1.06
Discontinued Operations	0.03	0.02	—	—	0.01	0.01	(0.11)	(0.01)

Net Income	$1.26	$1.49	$1.35	$1.37	$0.80	$1.00	$1.01	$1.05

Diluted Earnings Per Share(4)
Continuing Operations	$1.21	$1.44	$1.33	$1.35	$0.78	$0.97	$1.10	$1.04
Discontinued Operations	0.03	0.02	—	—	—	0.01	(0.11)	(0.01)

Net Income	$1.24	$1.46	$1.33	$1.35	$0.78	$0.98	$0.99	$1.03

(1)	The historical amounts presented above have been reclassified to present the Company’s former Aviation Technical Services business as a discontinued operation.

(2)	Gross profit represents sales less cost of sales.

(3)	Includes corporate general and administrative expenses and certain ERP implementation expenses, which were not allocated to the segments.

(4)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to rounding.

First Quarter 2008

The first quarter of 2008 included before tax income of $40.2 million from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aerostructures and aircraft wheels and brakes business units.

Second Quarter 2008

The second quarter of 2008 included before tax income of $8.5 million from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s intelligence, surveillance and reconnaissance systems and aerostructures business units.

Third Quarter 2008

The third quarter of 2008 included before tax income of $38.7 million from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aerostructures and aircraft wheels and brakes business units.

Fourth Quarter 2008

The fourth quarter of 2008 included before tax income of $24.5 million from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aerostructures and aircraft wheels and brakes business units. The fourth quarter of 2008 also included a $14.9 million net gain in connection with the formation of a joint venture. See Note 9, “Investment in Joint Venture”, to the Consolidated Financial Statements. The fourth quarter of 2008 also included the full year 2008 tax benefit of $11 million for the extension of the U.S. Research and Development tax credit, which became law in October 2008.

First Quarter 2007

The first quarter of 2007 included before tax income of $17.8 million from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aircraft wheels and brakes business unit. The first quarter of 2007 also included $16.2 million of share-based compensation expense.

Second Quarter 2007

The second quarter of 2007 included before tax income of $17.4 million from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aerostructures and aircraft wheels and brakes business units.

Third Quarter 2007

The third quarter of 2007 included an after tax loss from discontinued operations of $13.4 million primarily due to the sale of the Company’s ATS business. The third quarter of 2007 also included $21.6 million of before tax operating income related to the settlement of certain claims with a customer. The third quarter of 2007 also included a tax benefit of $15.7 million for a settlement with the IRS of substantially all issues related to the 2000 to 2004 examination period for the Company. The third quarter of 2007 also included before tax income of $19.2 million from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aerostructures and aircraft wheels and brakes business units.

Fourth Quarter 2007

The fourth quarter of 2007 included the resolution of a claim against Northrop Grumman related to the Airbus A380 actuation systems development program resulting in an increase in before tax income of $18.5 million. The fourth quarter of 2007 also included before tax income of $21.7 million from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aerostructures and aircraft wheels and brakes business units.

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

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2008 appears on page 57 and is incorporated herein by reference. The report of Ernst & Young LLP on the effectiveness of internal control over financial reporting appears on page 59 and is incorporated herein by reference.

Changes in Internal Control

In December 2005, our Board of Directors authorized the purchase and implementation of a single, integrated ERP system across all of our strategic business units. We purchased the ERP system in the fourth quarter 2005 and expect to implement the system over seven years between 2006 and 2012. During 2006, we implemented the ERP system at two of our businesses. During 2007, we implemented the ERP system at one of our businesses, at our corporate offices and within an aftermarket support system. During 2008, we implemented the new ERP system at certain of our landing gear original equipment businesses and aerostructures maintenance repair and overhaul businesses.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Biographical information concerning our Directors appearing under the caption “Proposals to Shareholders — 1. Election of Directors — Nominees for Election” and information under the captions “Proposals to Shareholders — 1. Election of Directors — Other Nominees”, “Governance of the Company — Obtaining Copies of Governance Documents”, “Governance of the Company — Business Code of Conduct”, “Governance of the Company — Director Independence; Audit Committee Financial Expert”, “Governance of the Company — Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 proxy statement are incorporated herein by reference. Biographical information concerning our Executive Officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information concerning executive and director compensation appearing under the captions “Executive Compensation”, “Governance of the Company — Compensation of Directors”, “Compensation Committee Report”, “Governance of the Company — Compensation Committee Interlocks and Insider Participation” and “Governance of the Company — Indemnification; Insurance” in our 2009 proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our 2009 proxy statement are incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

We have four compensation plans approved by shareholders (excluding plans we assumed in acquisitions) under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The B.F.Goodrich Company Stock Option Plan (effective April 15, 1996) (the 1996 Plan); The B.F.Goodrich Company Stock Option Plan (effective April 15, 1999) (the 1999 Plan); the Goodrich Corporation 2001 Equity Compensation Plan (the 2001 Plan); and the Global Employee Stock Purchase Plan (the ESPP).

We have two compensation plans (the Goodrich Corporation Outside Directors’ Deferral Plan and the Goodrich Corporation Directors’ Deferred Compensation Plan) that were not approved by shareholders (excluding plans we assumed in acquisitions) under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services.

The following table summarizes information about our equity compensation plans as of December 31, 2008. All outstanding awards relate to our common stock. The table does not include shares subject to outstanding options granted under equity compensation plans we assumed in acquisitions.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan category(1)
Equity compensation plans approved by security holders(2)	6,379,634	$42.90	8,109,414
Equity compensation plans not approved by security holders	95,879	—	(3)

Total	6,475,513	—	—

(1)	The table does not include information for the following equity compensation plans that we assumed in acquisitions: Rohr, Inc. 1995 Stock Incentive Plan; and Coltec Industries Inc 1992 Stock Option and Incentive Plan. There were no options outstanding under these assumed plans at December 31, 2008. No further awards may be made under these assumed plans.

(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes (a) 4,547,371 shares of common stock issuable upon exercise of outstanding options issued pursuant to the 1991 Plan, the 1996 Plan, the 1999 Plan and the 2001 Plan, (b) 100,697 shares of common stock, representing the maximum number of shares of common stock that may be issued pursuant to outstanding long-term incentive plan awards under the 2001 Plan and (c) 1,730,566 shares of common stock issuable upon vesting of outstanding restricted stock unit awards issued pursuant to the 2001 Plan.

The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted-average exercise price of outstanding stock options under the 1991 Plan, the 1996 Plan, the 1998 Plan and the 2001 Plan.

The number of securities available for future issuance includes (a) 4,847,904 shares of common stock that may be issued pursuant to the 2001 Plan (which includes amounts carried over from the 1999 Plan) and (b) 3,261,510 shares of common stock that may be issued pursuant to the ESPP. No further awards may be made under the 1991 Plan, the 1996 Plan or the 1999 Plan.

(3)	There is no limit on the number of shares of common stock that may be issued under the Outside Directors’ Deferral Plan and the Directors’ Deferred Compensation Plan.

Outside Directors’ Deferral Plan and Directors Deferred Compensation Plan.  Our non-management directors currently receive fixed compensation for serving as a director (at the rate of $90,000 per year) and for serving as the Chair of a committee ($5,000 for the Chairs of the Committee on Governance, the Compensation Committee and the Financial Policy Committee and $10,000 for the Chair of the Audit Review Committee) plus $1,500 for each Board and Board committee meeting attended.

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

Information appearing under the captions “Governance of the Company-Policy on Related Party Transactions” and “Governance of the Company-Director Independence; Audit Committee Expert” in our 2009 proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under the captions “Proposals to Shareholders-2. Ratification of Appointment of Independent Auditors — Fees to Independent Auditors for 2008 and 2007” and “Proposals to Shareholders — 2. Ratification of Appointment of Independent Auditors — Audit Review Committee Pre-Approval Policy” in our 2009 proxy statement is incorporated by reference herein.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements.

The consolidated financial statements filed as part of this report are listed in Part II, Item 8 in the Index to Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules: Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

(3) Listing of Exhibits: A listing of exhibits is on pages 122 to 127 of this Form 10-K.

(b)	Exhibits. See the Exhibit Index beginning at page 122 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10.9 through 10.72.

(c) Not applicable.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 17, 2009

Goodrich Corporation
(Registrant)

By:	/s/ Marshall O. Larsen
Marshall O. Larsen,
Chairman, President and Chief Executive
Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 17, 2009 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ Marshall O. Larsen Marshall O. Larsen Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ William R. Holland William R. Holland Director

/s/ Scott E. Kuechle Scott E. Kuechle Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ John P. Jumper John P. Jumper Director

/s/ Scott A. Cottrill Scott A. Cottrill Vice President and Controller (Principal Accounting Officer)	/s/ Lloyd W. Newton Lloyd W. Newton Director

/s/ Diane C. Creel Diane C. Creel Director	/s/ Douglas E. Olesen Douglas E. Olesen Director
/s/ George A. Davidson, Jr George A. Davidson, Jr Director	/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr. Director

/s/ Harris E. DeLoach, Jr Harris E. DeLoach, Jr Director	/s/ A. Thomas Young A. Thomas Young Director
/s/ James W. Griffith James W. Griffith Director

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
2.2	—	Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2(B) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
2.3	—	Amendment No. 1 dated as of October 1, 2002 to Master Agreement of Purchase and Sale dated as of June 18, 2002 between Goodrich Corporation and TRW Inc., filed as Exhibit 2.2 to Goodrich Corporation’s Current Report on Form 8-K filed October 16, 2002 (File No. 1-892), is incorporated herein by reference.
2.4	—	Settlement Agreement effective as of December 27, 2004 by and between Northrop Grumman Space & Mission Systems Corp., as successor by merger to TRW, Inc., and Goodrich Corporation, filed as Exhibit 2(E) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
3.1	—	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
3.2	—	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
4.1	—	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.
4.2	—	Agreement of Resignation, Appointment and Acceptance effective February 4, 2005 by and among Goodrich Corporation, The Bank of New York and The Bank of New York Trust Company, N.A., filed as Exhibit 4(C) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein. Information relating to the Company’s long-term debt is set forth in Note 12 — ’Financing Arrangements’ to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4.1, instruments defining the rights of holders of such long-term debt are not filed herewith since no single item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.
10.1	—	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.
10.2	—	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.3	—	Transition Services Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(MM) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.

Exhibit
Number		Description

10.4	—	Employee Matters Agreement dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(NN) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.5	—	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.6	—	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005, is incorporated herein by reference.
10.7	—	Letter Amendment to Five Year Credit Agreement dated as of December 1, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006, is incorporated herein by reference.
10.8	—	Amendment No. 2 to Five Year Credit Agreement dated as of May 24, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2007, is incorporated herein by reference.
10.9	—	Stock Option Plan (effective April 15, 1996), filed as Exhibit 10(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-892), is incorporated herein by reference.
10.10	—	Stock Option Plan (effective April 19, 1999), filed as Appendix B to the Company’s definitive proxy statement filed March 4, 1999 (File No. 1-892), is incorporated herein by reference.
10.11	—	Goodrich Corporation Amended and Restated 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2008 proxy statement dated March 12, 2008, is incorporated herein by reference.
10.12	—	Amendment Number One to the Goodrich Corporation 2001 Equity Compensation Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.13	—	Amendment Number Two to the Goodrich Corporation 2001 Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference.
10.14	—	Form of nonqualified stock option award agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.15	—	Form of restricted stock award agreement, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.16	—	Form of restricted stock unit award agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.17	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.
10.18	—	Form of restricted stock unit award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.19	—	Form of performance unit award agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

Exhibit
Number		Description

10.20	—	Form of stock option award agreement, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.21	—	Form of restricted stock unit award agreement, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.22	—	Form of performance unit award agreement, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.23	—	Form of restricted stock award agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.24	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.25	—	Form of stock option special award agreement, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.26	—	Form of stock option award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.27	—	Form of restricted stock unit award agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.28	—	Form of performance unit award agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.29	—	Form of amendment to performance unit award agreement, filed as Exhibit 10.4 the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.30	—	Form of award letter for 2004 stock-based compensation awards to executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated by reference herein.
10.31	—	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-892), is incorporated herein by reference.
10.32	—	Goodrich Corporation Management Incentive Program, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated by reference.
10.33	—	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to the Company’s 2005 Proxy Statement dated March 7, 2005, is incorporated herein by reference.
10.34	—	Amendment Number One to the Goodrich Corporation Senior Management Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.35	—	Form of Disability Benefit Agreement, filed as Exhibit 10(U) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.36	—	Form of Supplemental Executive Retirement Plan Agreement As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.

Exhibit
Number		Description

10.37	—	Goodrich Corporation Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.38	—	Goodrich Corporation Pension Benefit Restoration Plan (As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.39	—	Goodrich Corporation Savings Benefit Restoration Plan (As Amended and Restated Generally effective January 1, 2005), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.40	—	Goodrich Corporation Severance Program (amended and restated effective February 21, 2006), filed as Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.41	—	Amendment Number 1 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10.42	—	Amendment Number 2 to the Goodrich Corporation Severance Program, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.43	—	Amendment Number 3 to the Goodrich Corporation Severance Program, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10.44	—	Amendment Number 4 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.
10.45	—	Amendment Number 5 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.
10.46	—	Amendment Number 6 to the Goodrich Corporation Severance Program, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference.
10.47	—	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 13, 2007, is incorporated by reference herein.
10.48	—	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(AA) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.49	—	Coltec Industries Inc 1992 Stock Option and Incentive Plan (as amended through May 7, 1998), filed as Exhibit 10(EE) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-892), is incorporated herein by reference.
10.50	—	Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(FF) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-892), is incorporated herein by reference.
10.51	—	First Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(GG) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-892), is incorporated herein by reference.
10.52	—	Second Amendment to the Rohr, Inc. 1995 Stock Incentive Plan, filed as Exhibit 10(HH) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-892), is incorporated herein by reference.

Exhibit
Number		Description

10.53	—	Goodrich Corporation Directors’ Phantom Share Plan, as filed as Exhibit 10(II) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.54	—	Amendment Number One to the Directors’ Phantom Share Plan, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.55	—	Goodrich Corporation Directors’ Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.
10.56	—	Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10(MM) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein.
10.57	—	Amendment Number One to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.58	—	Amendment Number Two to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.
10.59	—	Amendment Number Three to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.60	—	Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10(NN) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
10.61	—	Amendment Number One to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.62	—	Amendment Number Two to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated by reference.
10.63	—	Amendment Number Three to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated by reference.
10.64	—	Amendment Number Four to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.65	—	Summary of Employment Arrangements for the Named Executive Officers.*
10.66	—	Summary of Compensation Arrangements for Non-Management Directors.*
10.67	—	Executive Life Insurance Agreement between the Company and Terrence G. Linnert dated December 28, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.68	—	Executive Life Insurance Agreement between the Company and John J. Carmola dated December 28, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.69	—	Executive Life Insurance Agreement between the Company and John J. Grisik dated December 28, 2006, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.
10.70	—	Form of Executive Life Insurance Agreement between the Company and certain of its employees dated December 28, 2006, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 29, 2006, is incorporated herein by reference.

Exhibit
Number		Description

10.71	—	Directors’ Income Retirement Plan., filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10.72	—	Consulting Agreement dated May 16, 2008 by and between Goodrich Corporation and John J. Grisik filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2008, is incorporated herein by reference.
21	—	Subsidiaries.*
23	—	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.*
31	—	Rule 13a-14(a)/15d-14(a) Certifications.*
32	—	Section 1350 Certifications.*

*	Submitted electronically herewith