Form 10-Q
period 2009-03-31
GOODRICH CORP
filed 2009-04-23
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (704) 423-7000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 31, 2009, there were 123,855,808 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of March 31, 2009, and the related condensed consolidated statement of income for the three-month periods ended March 31, 2009 and 2008, and the condensed consolidated statement of cash flows for the three-month period ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 16, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Charlotte, North Carolina
April 22, 2009

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions,
	except per share amounts)
Sales	$1,695.9	$1,745.0
Operating costs and expenses:
Cost of sales	1,180.1	1,213.4
Selling and administrative costs	248.0	257.1

	1,428.1	1,470.5

Operating Income	267.8	274.5
Interest expense	(28.8)	(30.8)
Interest income	0.6	3.1
Other income (expense) — net	(4.4)	(9.8)

Income from continuing operations before income taxes	235.2	237.0
Income tax expense	(61.9)	(78.9)

Income From Continuing Operations	173.3	158.1
Income from discontinued operations — net of income taxes	0.5	4.3

Consolidated Net Income	173.8	162.4
Net income attributable to noncontrolling interests	(4.0)	(4.5)

Net Income Attributable to Goodrich	$169.8	$157.9

Amounts attributable to Goodrich:
Income from continuing operations	$169.3	$153.6
Income from discontinued operations — net of income taxes	0.5	4.3

Net Income Attributable to Goodrich	$169.8	$157.9

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$1.35	$1.21
Discontinued operations	—	0.03

Net Income Attributable to Goodrich	$1.35	$1.24

Diluted Earnings Per Share
Continuing operations	$1.35	$1.20
Discontinued operations	—	0.03

Net Income Attributable to Goodrich	$1.35	$1.23

Dividends Declared Per Common Share	$0.25	$0.225

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2009	2008
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$665.1	$370.3
Accounts and notes receivable, less allowances for doubtful receivables ($17.8 at March 31, 2009 and $17.2 at December 31, 2008)	1,140.7	1,048.9
Inventories — net	2,048.2	1,974.7
Deferred income taxes	150.1	153.5
Prepaid expenses and other assets	40.8	47.2
Income taxes receivable	43.7	73.7

Total Current Assets	4,088.6	3,668.3

Property, plant and equipment — net	1,368.4	1,391.4
Prepaid pension	0.6	0.6
Goodwill	1,379.7	1,390.2
Identifiable intangible assets — net	390.6	402.8
Deferred income taxes	91.3	92.0
Other assets	542.5	537.6

Total Assets	$7,861.7	$7,482.9

Current Liabilities
Short-term debt	$35.7	$37.7
Accounts payable	679.1	646.4
Accrued expenses	919.9	1,005.3
Income taxes payable	26.2	5.6
Deferred income taxes	24.9	25.0
Current maturities of long-term debt and capital lease obligations	120.7	121.3

Total Current Liabilities	1,806.5	1,841.3

Long-term debt and capital lease obligations	1,707.6	1,410.4
Pension obligations	989.1	973.9
Postretirement benefits other than pensions	304.8	309.4
Long-term income taxes payable	172.3	172.3
Deferred income taxes	27.7	62.3
Other non-current liabilities	568.7	561.1
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 144,431,823 shares at March 31, 2009 and 143,611,254 shares at December 31, 2008 (excluding 14,000,000 shares held by a wholly owned subsidiary)	722.2	718.1
Additional paid-in capital	1,542.6	1,525.3
Income retained in the business	1,757.6	1,619.2
Accumulated other comprehensive income (loss)	(996.2)	(978.1)
Common stock held in treasury, at cost (20,576,015 shares at March 31, 2009 and 20,410,556 shares at December 31, 2008)	(799.6)	(793.2)

Total Shareholders’ Equity	2,226.6	2,091.3
Noncontrolling interests	58.4	60.9

Total Equity	2,285.0	2,152.2

Total Liabilities And Equity	$7,861.7	$7,482.9

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)
Operating Activities
Net income attributable to Goodrich	$169.8	$157.9
Adjustments to reconcile net income attributable to Goodrich to net cash provided by operating activities:
Income from discontinued operations	(0.5)	(4.3)
Net income attributable to noncontrolling interests	4.0	4.5
Pension and postretirement benefits:
Expenses	51.6	25.7
Contributions and benefit payments	(17.7)	(15.3)
Depreciation and amortization	60.0	64.1
Excess tax benefits related to share-based payment arrangements	(0.6)	(5.3)
Share-based compensation expense	13.4	7.8
Deferred income taxes	6.2	(1.0)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(100.1)	(114.1)
Inventories, net of pre-production and excess-over-average	(61.2)	(60.0)
Pre-production and excess-over-average inventories	(27.5)	(29.7)
Other current assets	(1.8)	0.6
Accounts payable	41.5	130.4
Accrued expenses	(102.0)	(82.8)
Income taxes payable/receivable	52.8	98.8
Other non-current assets and liabilities	(21.3)	(26.4)

Net Cash Provided By Operating Activities	66.6	150.9

Investing Activities
Purchases of property, plant and equipment	(34.2)	(54.4)
Proceeds from sale of property, plant and equipment	0.8	—
Payments made for acquisitions, net of cash acquired	—	(9.5)
Investments in and advances to equity investees	(0.5)	—

Net Cash Used In Investing Activities	(33.9)	(63.9)

Financing Activities
Decrease in short-term debt, net	(1.8)	(12.0)
Proceeds (repayments) of long-term debt and capital lease obligations	297.6	(0.5)
Proceeds from issuance of common stock	11.5	13.7
Purchases of treasury stock	(6.5)	(16.8)
Dividends paid	(31.2)	(28.5)
Excess tax benefits related to share-based payment arrangements	0.6	5.3
Distributions to noncontrolling interests	(6.5)	(5.5)

Net Cash Provided By (Used In) Financing Activities	263.7	(44.3)

Discontinued Operations
Net cash provided by (used in) operating activities	0.5	(2.6)
Net cash provided by (used in) investing activities	—	16.0
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	0.5	13.4
Effect of exchange rate changes on cash and cash equivalents	(2.1)	1.1

Net increase in cash and cash equivalents	294.8	57.2
Cash and cash equivalents at beginning of period	370.3	406.0

Cash and cash equivalents at end of period	$665.1	$463.2

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2009. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Unless otherwise noted, disclosures pertain to the Company’s continuing operations. Income from discontinued operations for the three months ended March 31, 2009 and 2008 was $0.5 million and $4.3 million, net of tax expense of $0.3 million and $0.4 million, respectively. During the three months ended March 31, 2008, the Company sold a previously discontinued business for a gain of $6.1 million.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three months ended March 31, 2009 and 2008, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended March 31, 2009 and 2008 by $5.2 million and $40.1 million, respectively ($3.3 million and $24.6 million after tax, respectively).
Note 2. New Accounting Standards
Fair Value Measurements
The Company adopted Financial Accounting Standards Board (FASB) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) on January 1, 2009, which delayed the effective date of Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s financial condition and results of operations. See Note 7, “Fair Value Measurements”.
The Company adopted FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1) on January 1, 2009, which requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. Since FSP 132(R)-1 requires only additional disclosures about the Company’s pension and other postretirement plan assets, the adoption of FSP 132(R)-1 will not affect the Company’s financial condition or results of operations.

Two-class Method of Computing Earnings Per Share
The Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This standard did not have a material impact on the Company’s disclosure of EPS. See Note 6, “Earnings Per Share”.
Disclosures about Derivative Instruments and Hedging Activities
The Company adopted FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 17, “Derivatives and Hedging Activities”.
Business Combinations and Noncontrolling Interests
The Company adopted FASB No. 160, “Accounting and Reporting of Noncontrolling Interests in consolidated financial statements, an amendment of ARB No. 51” (SFAS 160). The Company changed the presentation of its noncontrolling (minority) interests in compliance with this standard. See Note 13, “Noncontrolling Interests”.
The Company adopted FASB No. 141(R), “Business Combinations” (SFAS 141(R)) which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. No business combination transactions occurred during the three months ended March 31, 2009.
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

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$612.7	$682.1
Nacelles and Interior Systems	632.2	620.5
Electronic Systems	451.0	442.4

	$1,695.9	$1,745.0

Intersegment sales:
Actuation and Landing Systems	$6.9	$8.6
Nacelles and Interior Systems	1.7	4.2
Electronic Systems	6.7	6.1

	$15.3	$18.9

Operating income:
Actuation and Landing Systems	$76.1	$74.1
Nacelles and Interior Systems	148.7	178.8
Electronic Systems	67.1	48.9

	291.9	301.8
Corporate general and administrative expenses	(20.0)	(22.5)
ERP implementation costs	(4.1)	(4.8)

Total operating income	$267.8	$274.5

Note 4. Other Income (Expense) — net
Other Income (Expense) — net consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(3.4)	$(7.8)
Expenses related to previously owned businesses	(0.9)	(2.5)
Equity in affiliated companies	0.3	0.8
Other — net	(0.4)	(0.3)

Other income (expense) — net	$(4.4)	$(9.8)

Note 5. Share-Based Compensation
During the three months ended March 31, 2009 and 2008, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Share-Based Compensation Expense
The compensation cost recorded for all of the Company’s share-based compensation plans during the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In millions, except per
	share amounts)
Compensation cost before taxes	$13.4	$7.8

Compensation cost after taxes	$8.8	$5.1

Compensation cost per diluted share	$0.07	$0.04

Grants
A summary of the Company’s grants during the three months ended March 31, 2009 and the weighted-average fair value per share are as follows:

Stock Options		Restricted Stock Units		Performance Units
	Weighted Average		Weighted Average		Weighted Average
Shares	Fair Value Per Share	Shares	Fair Value Per Share	Shares	Fair Value Per Share
897,800	$9.67	531,650	$38.37	142,450	$42.64
The grant date fair value for the stock options with the three-year service condition was estimated under the Black-Scholes-Merton formula using the following weighted-average assumptions:

	2009	2008
Risk-free interest rate (%)	1.8	3.3
Expected dividend yield (%)	2.6	1.3
Historical volatility factor (%)	33.3	31.2
Weighted-average expected life of the options (years)	5.6	5.6
Employee Stock Purchase Plan Shares Issued
Approximately 345,850 and 229,570 shares of common stock were issued during the three months ended March 31, 2009 and 2008, respectively. Employee contributions of $10.4 million and $8.9 million during the years ended December 31, 2008 and 2007, respectively, were used to purchase the Company’s stock during the three months ended March 31, 2009 and 2008, respectively.

Note 6. Earnings Per Share
The computation of basic and diluted earnings per common share for income from continuing operations is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per common share — income from continuing operations attributable to Goodrich	$169.3	$153.6
Less: dividends declared — common shares and unvested restricted share units	(31.4)	(28.6)

Undistributed earnings	137.9	125.0
Percentage allocated to common shareholders (1)	98.6%	98.6%

	135.9	123.2
Add: dividends declared — common shares	31.0	28.1

Numerator for basic and diluted earnings per common share	$166.9	$151.3

Denominator
Denominator for basic earnings per common share — weighted-average shares	123.8	125.0
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.5	1.4
Other deferred compensation shares	0.1	0.1

	0.6	1.5

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	124.4	126.5

Per common share income from continuing operations
Basic	$1.35	$1.21

Diluted	$1.35	$1.20

(1) Basic weighted-average common shares outstanding	123.8	125.0
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	125.6	126.8
Percentage allocated to common shareholders	98.6%	98.6%
As described in Note 2, “New Accounting Standards”, the Company adopted FSP 03-6-1 on January 1, 2009. The Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The calculation of earnings per share for common stock shown above excludes the income attributable to the unvested restricted share units from the numerator and excludes the dilutive impact of those units from the denominator.
At March 31, 2009 and 2008, the Company had 5.4 million and 5 million of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2009 and 2008, 3.5 million and 908,000 anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation.

During the three months ended March 31, 2009 and 2008, the Company issued 0.8 million and 0.7 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
During the three months ended March 31, 2008, the Company repurchased 0.1 million shares under its share repurchase program that was initially approved by the Board of Directors on October 24, 2006 and increased by the Board of Directors on February 19, 2008, for $600 million in total. There were no share repurchases during the three months ended March 31, 2009. As of March 31, 2009, the Company has repurchased 6.4 million shares to date for approximately $354 million under its share repurchase program.
Note 7. Fair Value Measurements
SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were as follows:

	Balance				Balance
	March 31,				December 31,
	2009	Level 1	Level 2	Level 3	2008	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash Equivalents (1)	$466.1	$466.1	—	$—	$291.5	$291.5	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	(185.8)	—	(185.8)	—	(156.1)	—	(156.1)	—
Other Forward Contracts	0.9	—	0.9	—	—	—	—	—
Rabbi Trust Assets (3)	33.0	33.0	—	—	41.9	41.9	—	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 17, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

Note 8. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$230.6	$225.2
In-process	1,290.9	1,253.6
Raw materials and supplies	622.7	595.7

	2,144.2	2,074.5
Less:
Reserve to reduce certain inventories to LIFO basis	(56.9)	(56.2)
Progress payments and advances	(39.1)	(43.6)

Total	$2,048.2	$1,974.7

In-process inventory included $659 million and $633.1 million at March 31, 2009 and December 31, 2008, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs guaranteed of recovery under long-term contractual arrangements. The March 31, 2009 balance of $659 million included $406.3 million related to Boeing 787 contracts.
The Company uses the last-in, first-out (LIFO) method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business unit in the Actuation and Landing Systems segment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 9. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

	Balance		Foreign	Balance
	December 31,	Business	Currency	March 31,
	2008	Combinations (1)	Translation	2009
	(Dollars in millions)
Actuation and Landing Systems	$289.6	$—	$(3.8)	$285.8
Nacelles and Interior Systems	439.8	—	(5.3)	434.5
Electronic Systems	660.8	(0.1)	(1.3)	659.4

	$1,390.2	$(0.1)	$(10.4)	$1,379.7

(1)	Goodwill amounts for acquisitions prior to January 1, 2009 are preliminary and may be adjusted when certain pre-acquisition contingencies are resolved. There were no acquisitions subsequent to January 1, 2009.

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
At March 31, 2009, there were no borrowings and $42.7 million in letters of credit outstanding under the facility. At December 31, 2008, there were no borrowings and $35.6 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $716.5 million of income retained in the business and additional paid-in capital was free from such limitations at March 31, 2009. At March 31, 2009, the Company had borrowing capacity under this facility of $457.3 million, after reductions for borrowings and letters of credit outstanding under the facility.
At March 31, 2009, the Company had letters of credit and bank guarantees of $81.2 million, inclusive of $42.7 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.
At March 31, 2009, the Company also maintained $75 million of uncommitted domestic money market facilities and $145.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At March 31, 2009 and December 31, 2008, there were $35.7 million and $37.7 million, respectively, in borrowings outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
In February 2009, the Company issued $300 million principal amount of 6.125% senior notes due 2019, which were issued below par. The discount will be amortized over the life of the senior notes. The Company deferred approximately $2 million of transaction costs during the three months ended March 31, 2009. These costs will be amortized over the life of the 6.125% senior notes.

Lease Commitments
The Company leases certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow the Company, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow the Company to lease corporate aircraft and equipment having a maximum unamortized value of $205 million at March 31, 2009. These leases are priced at a spread over LIBOR and certain of these leases are extended periodically through the end of the lease terms, unless notice is provided. At March 31, 2009, future payments under these leases were $6.4 million. At March 31, 2009, the Company had guarantees of residual values on lease obligations of $24.8 million. The Company is obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under standard operating leases were $181.9 million at March 31, 2009.
Note 11. Pensions and Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company are included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Service cost	$9.5	$10.3	$4.3	$7.2	$0.9	$1.2
Interest cost	42.9	41.4	8.3	11.0	1.4	1.7
Expected return on plan assets	(41.8)	(50.0)	(9.7)	(16.9)	(1.1)	(1.8)
Amortization of prior service cost	1.8	1.5	(0.1)	(0.2)	—	—
Amortization of actuarial loss	28.3	11.8	1.3	—	0.3	0.3

Gross periodic benefit cost	40.7	15.0	4.1	1.1	1.5	1.4
Settlement (gain) loss	—	—	—	—	(0.4)	—

Net periodic benefit cost	$40.7	$15.0	$4.1	$1.1	$1.1	$1.4

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	2009	2008	2009	2008	2009	2008
Discount rate	6.47%	6.30%	5.88%	5.50%	6.17%	5.28%

Expected long-term rate of return on assets	8.75%	9.00%	8.50%	8.50%	8.12%	8.24%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.31%	3.38%

Post Retirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost. Other postretirement benefits (OPEB) related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)
Service cost	$0.4	$0.5
Interest cost	5.3	5.9
Amortization of prior service cost	—	(0.1)
Amortization of actuarial (gain) loss	—	1.9

Net periodic benefit cost	$5.7	$8.2

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three Months Ended March 31,
	2009	2008
Discount rate	6.38%	6.12%
Healthcare trend rate	7.8% in 2009 to 5% in 2015	8.3% in 2008 to 5% in 2015
Note 12. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)
Net income attributable to Goodrich	$169.8	$157.9
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(49.3)	25.6
Pension/OPEB liability adjustments during the period, net of tax for the three months ended March 31, 2009 and 2008 of $30.9 and ($8.3), respectively	51.3	8.5
Gain (loss) on cash flow hedges, net of tax for the three months ended March 31, 2009 and 2008 of $6.5 and $5.8, respectively	(20.1)	(11.0)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—

Total comprehensive income (loss)	$151.7	$181.0

Accumulated other comprehensive income (loss) consisted of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains	$2.3	$51.6
Pension/OPEB liability adjustments, net of deferred taxes of $517.8 and $486.9, respectively	(854.2)	(905.5)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of $72.3 and $65.8, respectively	(144.3)	(124.2)

Total accumulated other comprehensive income (loss)	$(996.2)	$(978.1)

No income taxes are provided on unrealized foreign currency translation gains as foreign earnings are considered permanently invested.

Note 13. Noncontrolling Interests
As described in Note 2, “New Accounting Standards”, the Company adopted SFAS 160 on January 1, 2009. The changes in the Company’s noncontrolling interests were as follows:

	Three months ended March 31,
	2009	2008
	(Dollars in millions)
Balance at January 1	$60.9	$52.5
Distributions to noncontrolling interests	(6.5)	(5.5)
Comprehensive income:
Net income attributable to noncontrolling interests	4.0	4.5
Other comprehensive income, net of tax	—	—

Comprehensive income	4.0	4.5

Balance at March 31	$58.4	$51.5

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2009 was 26%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included a benefit from an adjustment to state tax reserves which reduced the effective tax rate by approximately 6 percentage points, foreign and domestic tax credits which reduced the effective tax rate by approximately 3 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 2 percentage points.
The Company’s effective tax rate for the three months ended March 31, 2008 was 33%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included a benefit from interest related to the 2000 to 2004 tax years under the look-back method for completed long-term contracts which reduced the effective tax rate by approximately 3 percentage points, foreign and domestic tax credits which reduced the effective tax rate by approximately 2 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points.

At March 31, 2009, the Company had a $271.5 million liability recorded for unrecognized tax benefits, which included interest and penalties of $139.6 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $199.9 million. At December 31, 2008, the Company had a $289.4 million liability recorded for unrecognized tax benefits, which included interest and penalties of $158.1 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $212.1 million. The Company reported interest and penalties related to unrecognized tax benefits in income tax expense.
Note 15. Contingencies
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
The Company’s condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $62.5 million and $62.3 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, $20.4 million and $20.9 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At March 31, 2009 and December 31, 2008, $24.2 million and $24 million, respectively, was associated with ongoing operations and $38.3 million for both periods was associated with previously owned businesses.
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
On January 4, 2007, the Company received a judgment against Commercial Union Insurance Company, currently known as One Beacon America Insurance Company, and nine London Market Insurance Companies for reimbursement of past remediation costs at an environmental site, attorney fees and interest in the amount of approximately $58 million and coverage of certain unquantified future costs. On June 30, 2008, the Ohio Court of Appeals upheld the judgment. On December 31, 2008, the Ohio Supreme Court denied the insurers’ request for further appeal. On January 12, 2009, the insurers sought rehearing in the Ohio Supreme Court, which was denied on March 4, 2009. On April 15, 2009, the Company received a partial payment of $39.8 million from Commercial Union; however, certain issues remain unresolved and a former subsidiary of the Company has a claim to a portion of the judgment amount. Accordingly, no amounts have been recorded in the Company’s condensed consolidated financial statements as of March 31, 2009.

Asbestos
The Company and some of its subsidiaries have been named as defendants in various actions by plaintiffs alleging damages as a result of exposure to asbestos fibers in products or at its facilities. A number of these cases involve maritime claims, which have been and are expected to continue to be administratively dismissed by the court. The Company believes that pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on the Company’s results of operations and cash flows in a given period.
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
At March 31, 2009 and December 31, 2008, the deferred settlement credit was $47.9 million and $49.4 million, respectively, for which $6.4 million for both periods was reported in accrued expenses and $41.5 million and $43 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:
•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, supplier claims (see “Boeing 787 Contract” below), and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.
Additionally, total contract revenue is based on estimates of future units to be delivered to the customer, the ability to recover costs incurred for change orders and claims and sales price escalation, where applicable. There is a risk that there could be differences between the actual units delivered and the estimated total units to be delivered under the contract and differences in actual sales price escalation compared to estimates. Changes in estimates could have a material impact on the Company’s results of operations and cash flows.
Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined to the extent total estimated costs exceed total estimated contract revenues.
Boeing 787 Contract
During 2004, the Company’s aerostructures business entered into a long-term supply contract with Boeing on the 787 program. The Company’s latest outlook projects approximately $5 billion of original equipment sales for this program. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.
The Boeing 787 program has experienced delays in its development schedule and Boeing has requested numerous changes in the design of the Company’s product and scope of its work. Under the terms of the Company’s contract, it is entitled to reimbursement of certain costs and equitable price adjustments under certain circumstances. Discussions with Boeing are ongoing. If the Company is unable to reach a fair and equitable resolution with Boeing or if any of the actual costs or revenues differ from the estimates, it could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows in a given period.
On July 21, 2008, Alenia Aermacchi, S.p.A. (AAeM) filed a Demand for Arbitration with the American Arbitration Association against Rohr, Inc. (Rohr), a wholly-owned subsidiary of the Company (its aerostructures business), in connection with a contract for the supply of fan cowls used in the nacelles that Rohr provides to Boeing on the 787 program. According to its Statement of Claims filed on August 15, 2008, AAeM seeks declaratory relief, rescission of the supply contract and monetary damages, based upon allegations of commercial impracticability, lack of compensation for costs associated with design changes and Rohr’s mismanagement of the program. On September 22, 2008, Rohr filed its answer, seeking to uphold the contract and denying liability, and instituted a counterclaim against AAeM, seeking damages for breach of contract and breach of covenant of good faith and fair dealing. On October 31, 2008, AAeM filed its answer generally denying the allegations made against it in Rohr’s counterclaims. On December 17, 2008, the Company amended its counterclaim to seek declaratory relief regarding ownership of certain intellectual property. The Company believes that it has substantial legal and factual defenses to AAeM’s claims, and intends to defend its interests and pursue its counterclaims vigorously. Given the nature and status of this proceeding, the Company cannot yet determine the amount or a reasonable range of potential loss, if any. The parties have agreed not to take any formal action in the arbitration proceeding through April 30, 2009 while they continue to explore a potential settlement. If the Company is unable to adequately resolve the dispute with AAeM, it could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows in a given period.

Tax
The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. The Company establishes reserves for tax contingencies in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). See Note 14 “Income Taxes”, for additional detail.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $28 million at March 31, 2009. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14 million at March 31, 2009. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $28 million of interest or $14 million of penalty interest.

In March 2009, the Superior Court of California issued a tentative ruling, which it finalized on April 1, 2009, granting the Company’s motion for summary judgment. The State of California has 60 days from entry of the judgment to appeal the ruling. The Company expects the entry of judgment to occur in April 2009. Once the State’s appeals have been exhausted, if the Superior Court’s decision is not overturned, the Company will be entitled to a refund of the $4.5 million of tax it paid for the years ending July 31 1985, 1986 and 1987, together with interest from the date of payment. The Company has adjusted the reserve related to this issue during the first quarter 2009.
Note 16. Guarantees
The Company extends financial and product performance guarantees to third parties. At March 31, 2009, the following environmental remediation and other indemnifications and financial guarantees were outstanding, in millions:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
Environmental remediation and other indemnifications (Note 15, “Contingencies”)	No limit	$18.7
Guarantees of residual value on leases (Note 10, “Financing Arrangements”)	$ 24.8	$—
Guarantees of JV debt and other financial instruments	$ 18.6	$—
The Company is guarantor on a revolving credit agreement totaling £20 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line and is indemnified by Rolls-Royce for 50%.
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
The changes in the carrying amount of service and product warranties for the three months ended March 31, 2009, in millions, are as follows:

Balance at December 31, 2008	$139.2
Net provisions for warranties issued during the period	12.6
Net provisions for warranties existing at the beginning of the year	1.7
Payments	(9.4)
Foreign currency translation	(2.3)

Balance at March 31, 2009	$141.8

The current and long-term portions of service and product warranties were as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in millions)
Accrued expenses	$70.4	$66.4
Other non-current liabilities	71.4	72.8

Total	$141.8	$139.2

Note 17. Derivatives and Hedging Activities
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
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The notional value of the forward contracts at March 31, 2009 and December 31, 2008 was $1,976.7 million and $1,897.2 million, respectively. At March 31, 2009 and December 31, 2008, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	March 31,	December 31,
	2009	2008
	(Dollars in millions)
Prepaid expenses and other assets	$2.1	$9.8
Other assets	5.2	6.2
Accrued expenses	80.0	70.0
Other non-current liabilities	113.1	102.1
The amounts recognized in OCI and reclassified from AOCI into sales are shown below:

	Three months ended March 31,
	2009	2008
	(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax of $6.5 and $5.8, respectively	$(20.1)	$(11.0)
Amount of gain/(loss) reclassified from AOCI into sales	$(24.3)	$20.3

The total fair value of the Company’s forward contracts of a $185.8 million liability (before deferred taxes of $72.3 million) at March 31, 2009, combined with $28.9 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of March 31, 2009, the portion of the $185.8 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a loss of $77.9 million. These forward contracts mature on a monthly basis with maturity dates that range from January 2009 to December 2013. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three-months ended March 31, 2009 and 2008.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are accounted for as fair value hedges and the carrying value of the notes are adjusted to reflect the fair values of the interest rate swaps. At March 31, 2009 and December 31, 2008, the Company had no outstanding interest rate swaps. For the three months ended March 31, 2009 and 2008, net gains of $0.8 and $0.2, after tax of $0.5 and $0.2, respectively, were recorded as a reduction to interest expense. These amounts include previously terminated swaps which are amortized over the life of the underlying debt.
Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, the Company enters into other forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Since these contracts are not designated as hedges, the gains or losses on these contracts are recorded in cost of sales. These contracts are utilized to mitigate the earnings impact of the translation of net monetary assets and liabilities. Under this program, as of March 31, 2009, the Company had contracts outstanding with a notional value of $35.7 million and a fair value asset of $0.9 million. As of December 31, 2008, the Company had no such contracts outstanding.
During the three months ended March 31, 2009, the Company recorded a transaction gain on its monetary assets of approximately $15 million, which was partially offset by losses on the other forward contracts described above of approximately $9 million. During the three months ended March 31, 2008, the Company recorded a transaction loss on its monetary assets of approximately $13 million, which was partially offset by gains on the other forward contracts described above of approximately $8 million.

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
The key growth drivers in this market channel include the number of orders for new airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates and introductions of new airplane models such as the Boeing 787 and 747-8, the Airbus A380 and A350 XWB, the Embraer 190, and engine types such as the Pratt and Whitney PurePower™ PW1000G.
We have significant sales content on most of the airplanes manufactured in this market channel. Over the last few years, we have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. Delivery of new commercial, regional, business, and general aviation aircraft in 2009 and beyond, however, may be negatively impacted by the current economic conditions which may influence customers’ willingness and/or ability to purchase new aircraft.

Commercial, Regional, Business and General Aviation Airplane Aftermarket
The commercial, regional, business and general aviation airplane aftermarket channel includes sales of products and services for existing commercial and general aviation airplanes, primarily to airlines and package carriers around the world.
The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size, type and activity levels of the worldwide airplane fleet. Other important factors affecting growth in this market channel are the age and types of the airplanes in the fleet, fuel prices, Gross Domestic Product (GDP) trends in countries and regions around the world and domestic and international air freight activity.
Capacity in the global airline system, as measured by ASMs, is expected to decrease 5% to 8% in 2009. ASM growth could deteriorate further if airlines choose to fly their in-service airplanes less frequently due to high fuel prices, decreased demand and other factors including the downturn of the global economy.
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

Long-term Sustainable Growth
We believe that we are well positioned to continue to grow overall sales due to:
•	Awards for key products on important new and expected programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Pratt & Whitney PurePower™ PW1000G, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II;

•	The large installed base of commercial airplanes and our strong positions on newer, more fuel-efficient airplanes, which should fuel sustained aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems and intelligence, surveillance and reconnaissance products.
First Quarter 2009 Sales Content by Market Channel
During the first quarter 2009, approximately 94% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	8%
Regional, Business and General Aviation Airplane OE	8%

Total Commercial, Regional, Business and General Aviation Airplane OE	33%

Large Commercial Airplane Aftermarket	28%
Regional, Business and General Aviation Airplane Aftermarket	6%

Total Commercial, Regional, Business and General Aviation Airplane Aftermarket	34%

Total Defense and Space	27%

Other	6%

Total	100%

Results of Operations — First Quarter 2009 as Compared to First Quarter 2008

	First Quarter		$	%
	2009	2008	Change	Change
	(Dollars in millions, except diluted EPS)
Sales	$1,695.9	$1,745.0	$(49.1)	2.8

Segment operating income (1)	$291.9	$301.8	$(9.9)	3.3
Corporate general and administrative costs	(24.1)	(27.3)	3.2	11.7

Total operating income	267.8	274.5	(6.7)	2.4
Net interest expense	(28.2)	(27.7)	(0.5)	1.8
Other income (expense) — net	(4.4)	(9.8)	5.4	55.1

Income from continuing operations before income taxes	235.2	237.0	(1.8)	0.8
Income tax expense	(61.9)	(78.9)	17.0	21.5

Income from continuing operations	173.3	158.1	15.2	9.6
Income from discontinued operations	0.5	4.3	(3.8)	88.4

Consolidated net income	173.8	162.4	11.4	7.0
Net income attributable to noncontrolling interests (2)	(4.0)	(4.5)	0.5	11.1

Net income attributable to Goodrich	$169.8	$157.9	$11.9	7.5

Effective tax rate	26.3%	33.3%

Diluted EPS: (3)
Continuing operations	$1.35	$1.20	$0.15	12.5

Net income attributable to Goodrich	$1.35	$1.23	$0.12	9.8

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

(2)	On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160. See Note 2, “New Accounting Standards” to our condensed consolidated financial statements.

(3)	On January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. EITF 03-6-1. See Note 2, “New Accounting Standards” to our condensed consolidated financial statements.

Sales
The sales decrease in the first quarter 2009 as compared to the first quarter 2008 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales decreased by approximately 7%;

•	Regional, business and general aviation airplane original equipment sales decreased by approximately 2%; and

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately 8%; partially offset by

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 11%.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs decreased primarily due to reductions in discretionary spending and favorable foreign exchange partially offset by higher share-based compensation.
Other income (expense) — net
Other income (expense) — net decreased for the first quarter 2009 as compared to the first quarter 2008, primarily as a result of lower expenses for retiree health expenses for previously owned businesses of approximately $4 million.
Income from continuing operations
In addition to the items described above, income from continuing operations during the first quarter 2009 as compared to the first quarter 2008 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower effective tax rate	$—	$16.5	$0.13

Higher pension expense	$(28.4)	$(18.0)	$(0.15)

Changes in estimates on long-term contracts	$(34.9)	$(21.3)	$(0.16)

Lower effective tax rate
For the first quarter of 2009 we reported an effective tax rate of 26.3% as compared to 33.3% in the first quarter of 2008. The decrease in the effective tax rate was primarily due to a favorable adjustment to state tax reserves (see “Contingencies” section).
Higher pension expense
The increase in pension expense was primarily due to the investment losses of our plan assets in 2008 partially offset by a higher discount rate.
Changes in estimates on long-term contracts
During the first quarter 2009 and 2008, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units. These changes in estimates resulted in lower income of approximately $35 million in the first quarter of 2009 compared to the first quarter of 2008.
Income from discontinued operations
On March 3, 2008, we sold a previously discontinued business for a gain of $6.1 million.
2009 OUTLOOK
We expect the following approximate results for the years ending December 31, 2009:

2009 Outlook
Sales	$6.9 billion
Diluted EPS — Net Income	$4.50 to $4.75 per share
Capital Expenditures	$220 to $240 million
Operating Cash Flow minus Capital Expenditures	Exceed 75% of net income
Full year 2009 sales expectations are approximately $6.9 billion, compared with prior expectations of $7.1 to $7.2 billion reported in our 2008 Annual Report on Form 10-K. Net income per diluted share is expected to be in a range of $4.50 to $4.75, compared with prior expectations of $4.50 to $4.90. These expectations reflect our updated sales expectations, improved performance from cost containment initiatives, a lower effective tax rate and the expected resolution of certain non-operating items.
Our 2009 outlook assumes, among other factors:
•	A full-year effective tax rate of 30% to 31%; and

•	Higher pre-tax pension expense of $103 million compared to 2008, or $0.52 per diluted share. The higher pension expense incorporates our return on U.S. plan assets of approximately negative 19% in 2008 and the lowering of the long-term U.S. rate of return on assets to 8.75% for 2009 partially offset by a 2009 U.S. discount rate of approximately 6.5% compared to a rate of 6.3% for 2008.

Sales
Our current market assumptions, for each of our major market channels, for the full year 2009 outlook, compared with the full year 2008, include the following:
•	Large commercial airplane OE sales are expected to be approximately flat, based on the latest 2009 delivery estimates by Boeing and Airbus and including any impact of the recent 2010 production rate adjustments announced by Boeing;

•	Regional, business and general aviation airplane OE sales are expected to decrease by slightly more than 20%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to decrease by 5% to 8%. This outlook includes double-digit decreases in sales in support of freighters and regional, business and general aviation airplanes. This outlook also assumes that worldwide ASMs will decrease by approximately 5% to 8%; and

•	Defense and space sales of both OE and aftermarket products and services are expected to increase by approximately 8%.
Cash Flow
We continue to expect net cash provided by operating activities, minus capital expenditures to exceed 75% of net income. Our outlook reflects a continuation of investments to support the current schedule for the Boeing 787 Dreamliner and Airbus A350 XWB airplane programs, and low cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We now expect capital expenditures for 2009 to be in a range of $220 million to $240 million, compared to the prior outlook of $230 million to $270 million.
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
First Quarter 2009 Compared with First Quarter 2008

	First Quarter				% of Sales
			Increase/	%
	2009	2008	(Decrease)	Change	2009	2008
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$612.7	$682.1	$(69.4)	10.2
Nacelles and Interior Systems	632.2	620.5	11.7	1.9
Electronic Systems	451.0	442.4	8.6	1.9

	$1,695.9	$1,745.0	$(49.1)	2.8

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$76.1	$74.1	$2.0	2.7	12.4	10.9
Nacelles and Interior Systems	148.7	178.8	(30.1)	16.8	23.5	28.8
Electronic Systems	67.1	48.9	18.2	37.2	14.9	11.1

	$291.9	$301.8	$(9.9)	3.3	17.2	17.3

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the first quarter 2009 decreased from the first quarter 2008 primarily due to the following:
•	Lower large commercial airplane OE sales of approximately $42 million, primarily due to the residual impact of the Boeing machinists’ strike in late 2008 on our landing gear business;

•	Lower regional, business and general aviation airplane aftermarket sales of approximately $21 million, primarily due to changes in estimates on certain long-term contracts in our aircraft wheels and brakes business that were more favorable in 2008; and

•	Lower defense and space OE and aftermarket sales of approximately $5 million, primarily in our aircraft wheels and brakes business.

Actuation and Landing Systems segment operating income for the first quarter 2009 increased from the first quarter 2008 primarily as a result of the following:
•	Reduced operating costs and higher pricing across all businesses, which resulted in higher income of approximately $21 million; and

•	Favorable foreign exchange of approximately $4 million; partially offset by

•	Lower income of approximately $14 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2008; and

•	Lower sales volume across most businesses resulting in lower income of approximately $9 million.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the first quarter 2009 increased from the first quarter 2008 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $21 million, primarily in our aerostructures and interiors businesses;

•	Higher defense and space OE and aftermarket sales of approximately $8 million, primarily in our aerostructures business; and

•	Higher regional, business, and general aviation airplane OE sales of approximately $4 million, primarily in our interiors business; partially offset by

•	Lower large commercial airplane aftermarket sales of approximately $21 million, primarily in our aerostructures and interiors businesses.
Nacelles and Interior Systems segment operating income for the first quarter 2009 decreased from the first quarter 2008 primarily due to the following:
•	Lower income of approximately $22 million related to changes in estimates for certain long-term contracts at our aerostructures business that were more favorable in 2008; and

•	Lower sales volume and unfavorable product mix, primarily in our interiors and aerostructures businesses, which resulted in lower income of approximately $15 million; partially offset by

•	Favorable foreign exchange of approximately $5 million; and

•	Favorable pricing partially offset by higher operating costs, across all of our businesses, which resulted in higher income of approximately $2 million.

Electronic Systems: Electronic Systems segment sales for the first quarter 2009 increased from the first quarter 2008 primarily due to the following:
•	Higher defense and space OE and aftermarket sales of approximately $45 million, across all of our businesses, including sales of approximately $20 million associated with the 2008 acquisitions of TEAC Aerospace Holdings, Inc. (TEAC) and Recon/Optical, Inc. (ROI), which occurred subsequent to the first quarter of 2008; partially offset by

•	Lower engine controls sales of approximately $24 million which are no longer being reported by us. Sales in 2009 will be recorded by the engine controls joint venture (JV) with Rolls-Royce that was formed in the fourth quarter of 2008;

•	Lower regional, business and general aviation airplane aftermarket sales of approximately $8 million, primarily in our sensors and integrated systems and engine control and electrical power businesses; and

•	Lower regional, business and general aviation airplane OE sales of approximately $5 million, primarily in our engine control and electrical power business.
Electronic Systems segment operating income for the first quarter 2009 increased from the first quarter 2008 primarily due to the following:
•	Higher sales volume and favorable product mix which resulted in higher income of approximately $16 million, primarily in our sensors and integrated systems and intelligence, surveillance and reconnaissance businesses; and

•	Lower manufacturing, engineering and general and administrative costs of approximately $6 million, which are recorded by the JV in 2009. We will record our portion of the JV’s 2009 results in other income (expense) — net; partially offset by

•	Higher operating costs of approximately $3 million, primarily in our intelligence, surveillance and reconnaissance and sensors and integrated systems businesses.
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

The following events have affected our liquidity and capital resources during 2009:
•	We paid quarterly dividends of $0.25 per share on January 2 and April 1; and

•	We issued $300 million in senior notes which mature on March 1, 2019.
Cash
At March 31, 2009, we had cash and cash equivalents of $665.1 million, as compared to $370.3 million at December 31, 2008.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $457.3 million was available at March 31, 2009; and

•	$75 million of uncommitted domestic money market facilities and $145.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $185.1 million was available at March 31, 2009.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions.
Certain of these arrangements allow us, rather than the lessor, to claim a deduction for tax depreciation on the assets and allow us to lease corporate aircraft and equipment having a maximum unamortized value of $205 million at March 31, 2009. These leases are priced at a spread over LIBOR and certain of these leases are extended periodically through the end of the lease terms, unless notice is provided. At March 31, 2009, future payments under these leases were $6.4 million through the end of the lease terms. At March 31, 2009, we had guarantees of residual values on lease obligations of $24.8 million. We are obligated to either purchase or remarket the leased assets at the end of the lease term.
Future minimum lease payments under standard operating leases were $181.9 million at March 31, 2009.

Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At March 31, 2009, our contracts had a notional amount of $1,976.7 million, fair value of a $185.8 million net liability and maturity dates ranging from April 2009 to December 2013. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a loss of $77.9 million. During the first quarter of 2009 and 2008, we realized net losses of $24.3 million and net gains of $20.3 million, respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At March 31, 2009, our contracts had a notional amount of $35.7 million and a fair value asset of $0.9 million. At December 31, 2008, there were no such contracts outstanding. During the first quarter of 2009 and 2008, we realized a net loss of $9 million and a net gain of $8.3 million, respectively for contracts entered into and settled during those periods.
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
Contractual Obligations and Other Commercial Commitments
There have been no material changes, other than the $300 million of 6.125% senior notes due in 2019 issued during the first quarter of 2009, to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2008. The table excludes our liability for unrecognized tax benefits, which was $271.5 million at March 31, 2009, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the three months ended March 31, 2009 and 2008:

	2009	2008	Change
	(Dollars in millions)
Operating activities of continuing operations	$66.6	$150.9	$(84.3)
Investing activities of continuing operations	$(33.9)	$(63.9)	$30.0
Financing activities of continuing operations	$263.7	$(44.3)	$308.0
Discontinued operations	$0.5	$13.4	$(12.9)

Operating Activities of Continuing Operations
The decrease in net cash provided by operating activities for the three months ended March 31, 2009 from the three months ended March 31, 2008 primarily consisted of increased net tax payments and lower increases in accounts payable.
Investing Activities of Continuing Operations
Net cash used by investing activities for the three months ended March 31, 2009 and 2008 included capital expenditures of $34.2 million and $54.4 million, respectively. During the three months ended March 31, 2008, we completed the acquisition of Skyline Industries, Inc. for $9.5 million in cash.
Financing Activities of Continuing Operations
The increase in net cash provided by (used in) financing activities for the three months ended March 31, 2009 from the three months ended March 31, 2008 consisted primarily of the proceeds from issuance of senior notes.
Discontinued Operations
Net cash provided by discontinued operations in the three months ended March 31, 2008 consisted of the finalization of the purchase price for Goodrich Aviation Technical Services, Inc. (ATS) which was sold during 2007 and proceeds from the sale of a previously discontinued operation.
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
Our condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $62.5 million and $62.3 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, $20.4 million and $20.9 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At March 31, 2009 and December 31, 2008, $24.2 million and $24 million, respectively, was associated with ongoing operations and $38.3 million for both periods associated with previously owned businesses.
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

On January 4, 2007, we received a judgment against Commercial Union Insurance Company, currently known as One Beacon America Insurance Company, and nine London Market Insurance Companies for reimbursement of past remediation costs at an environmental site, attorney fees and interest in the amount of approximately $58 million and coverage of certain unquantified future costs. On June 30, 2008, the Ohio Court of Appeals upheld the judgment. On December 31, 2008, the Ohio Supreme Court denied the insurers’ request for further appeal. On January 12, 2009, the insurers sought rehearing in the Ohio Supreme Court, which was denied on March 4, 2009. On April 15, 2009, we received a partial payment of $39.8 million from Commercial Union; however, certain issues remain unresolved and a former subsidiary of ours has a claim to a portion of the judgment amount. Accordingly, no amounts have been recorded in our condensed consolidated financial statements as of March 31, 2009.
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
At March 31, 2009 and December 31, 2008, the deferred settlement credit was $47.9 million and $49.4 million, respectively, for which $6.4 million for both periods was reported in accrued expenses and approximately $41.5 million and $43 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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
Guarantees
At March 31, 2009, we had letters of credit and bank guarantees of $81.2 million and residual value guarantees of lease obligations of $24.8 million. See Note 10, “Financing Arrangements” to our condensed consolidated financial statements. We are guarantor on a revolving credit agreement totaling £20 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line and we are indemnified by Rolls-Royce for 50%.
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
Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:
•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing including escalation where applicable, supplier claims (see “Boeing 787 Contract” below) and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.
Additionally, total contract revenue is based on estimates of future units to be delivered to the customer, the ability to recover costs incurred for change orders and claims and sales price escalation, where applicable. There is a risk that there could be differences between the actual units delivered and the estimated total units to be delivered under the contract and differences in actual sales escalation compared to estimates. Changes in estimates could have a material impact on our results of operations and cash flows.
Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined to the extent total estimated costs exceed total estimated contract revenues.
Boeing 787 Contract
During 2004, our aerostructures business entered into a long-term supply contract with Boeing on the 787 program. Our latest outlook projects approximately $5 billion of original equipment sales for this program. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.

The Boeing 787 program has experienced delays in its development schedule and Boeing has requested numerous changes in the design of our product and scope of our work. Under the terms of our contract, we are entitled to reimbursement of certain costs and equitable price adjustments under certain circumstances. Discussions with Boeing are ongoing. If we are unable to reach a fair and equitable resolution with Boeing or if any of the actual costs or revenues differ from the estimates, it could have a material adverse effect on our financial position, results of operations and/or cash flows in a given period.
On July 21, 2008, Alenia Aermacchi, S.p.A. (AAeM) filed a Demand for Arbitration with the American Arbitration Association against Rohr, Inc. (Rohr), a wholly-owned subsidiary of ours (our aerostructures business), in connection with a contract for the supply of fan cowls used in the nacelles that Rohr provides to Boeing on the 787 program. According to its Statement of Claims filed on August 15, 2008, AAeM seeks declaratory relief, rescission of the supply contract and monetary damages, based upon allegations of commercial impracticability, lack of compensation for costs associated with design changes and Rohr’s mismanagement of the program. On September 22, 2008, Rohr filed its answer, seeking to uphold the contract and denying liability, and instituted a counterclaim against AAeM, seeking damages for breach of contract and breach of covenant of good faith and fair dealing. On October 31, 2008, AAeM filed its answer generally denying the allegations made against it in Rohr’s counterclaims. On December 17, 2008, we amended our counterclaim to seek declaratory relief regarding ownership of certain intellectual property. We believe that we have substantial legal and factual defenses to AAeM’s claims, and we intend to defend our interests and pursue our counterclaims vigorously. Given the nature and status of this proceeding, we cannot yet determine the amount or a reasonable range of potential loss, if any. The parties have agreed not to take any formal action in the arbitration proceedings through April 30, 2009 while they continue to explore a potential settlement. If we are unable to adequately resolve the dispute with AAeM, it could have a material adverse effect on our financial position, results of operations and/or cash flows in a given period.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $28 million at March 31, 2009. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14 million at March 31, 2009. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $28 million of interest or $14 million of penalty interest. In March 2009, the Superior Court of California issued a tentative ruling, which it finalized on April 1, 2009, granting our motion for summary judgment. The State of California has 60 days from entry of the judgment to appeal the ruling. We expect the entry of judgment to occur in April 2009. Once the State’s appeals have been exhausted, if the Superior Court’s decision is not overturned, we will be entitled to a refund of the $4.5 million of tax we paid for the years ending July 31 1985, 1986 and 1987, together with interest from the date of payment. We have adjusted the reserve related to this issue during the first quarter 2009.
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
Revenue Recognition
Contract Accounting-Percentage of Completion
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
If in-process inventory plus estimated costs to complete a specific contract exceed the anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period identified, thus reducing inventory to estimated realizable value.
Unbilled Receivables
Our aerostructures business is party to a long-term supply arrangement whereby we receive cash payments for our performance over a period that extends beyond our performance period of the contract. The contract is accounted for using the percentage of completion method of contract accounting. Unbilled receivables include revenue recognized that will be realized from cash payments to be received beyond the period of performance. In estimating our revenues to be received under the contract, cash receipts that are expected to be received beyond the performance period are included at their present value as of the end of the performance period. Unbilled receivables that are expected to be realized by cash receipts within the performance period are classified as current in our condensed consolidated balance sheet whereas those expected to be realized by cash receipts beyond the performance period are classified as long-term. At March 31, 2009 and December 31, 2008, there were no unbilled receivables classified as long-term.
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

Other Assets
As with any investment, there are risks inherent in recovering the value of participation payments, sales incentives, flight certification costs and entry fees. Such risks are consistent with the risks associated in acquiring a revenue-producing asset in which market conditions may change or the risks that arise when a manufacturer of a product on which a royalty is based has business difficulties and cannot produce the product. Such risks include but are not limited to the following:
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At March 31, 2009 and December 31, 2008, the carrying amount of participation payments was $117.2 million and $118 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No impairment charges were recorded in the three months ended March 31, 2009 or 2008.
Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2009 and December 31, 2008, the carrying amount of sales incentives was $63.6 million and $62.4 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No impairment charges were recorded in the three months ended March 31, 2009 or 2008.

Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2009 and December 31, 2008, the carrying amount of sales flight certification costs was $38.6 million and $34 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No impairment charges were recorded in the three months ended March 31, 2009 or 2008.
Entry Fees
Our aerostructures business in our Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized over units of delivery as a reduction to sales. At March 31, 2009 and December 31, 2008, the carrying amount of entry fees was $25.3 million and $25.5 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No impairment charges were recorded in the three months ended March 31, 2009 or 2008.
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
Assumptions
Stock Options
We use the Black-Scholes-Merton formula to estimate the expected value that our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted-average assumptions included:

	2009	2008
Risk-free interest rate %	1.8	3.3
Expected dividend yield %	2.6	1.3
Historical volatility factor %	33.3	31.2
Weighted-average expected life of the options (years)	5.6	5.6
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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first three months of 2009 and 2008 was $38.37 and $69.68 per unit, respectively.
Performance Units
The value of each award is determined based upon the average of the high and low fair value of our stock, as adjusted for a performance condition and a market condition. The performance condition is applied to 50% of the awards and is based upon our actual return on invested capital (ROIC) as compared to a target ROIC. The market condition is applied to 50% of the awards and is based on our relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies. Since the awards will be paid in cash, they are recorded as a liability award in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” and are marked to market each reporting period. As such, assumptions are revalued for each award on an ongoing basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2008 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 17, “Derivatives and Hedging Activities” of our condensed consolidated financial statements in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities.
At March 31, 2009, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $0.5 million. At March 31, 2009, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $216.7 million. The fair value of these foreign currency forward contracts was a liability of $185.8 million at March 31, 2009. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos”, “Boeing 787 Contract” and “Tax” in Note 15, “Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report of Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended March 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
January 2009	128,647	$39.40	—
February 2009	35,188	38.49	—
March 2009	1,624	35.00	—

Total	165,459	39.16	—	$246 million

(1)	The category includes shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 23, 2009	GOODRICH CORPORATION
	By	/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

	By	/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

*	Submitted electronically herewith.