Form 10-Q
period 2009-06-30
GOODRICH CORP
filed 2009-07-23
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2009, there were 123,982,974 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	60
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	61
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 4. Submission of Matters to a Vote of Security Holders	62
Item 6. Exhibits	63
SIGNATURE	64
EXHIBIT INDEX	65
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of June 30, 2009, and the related condensed consolidated statement of income for the three- and six- month periods ended June 30, 2009 and 2008, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Charlotte, North Carolina
July 23, 2009

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share amounts)
Sales	$1,699.7	$1,849.3	$3,395.6	$3,594.3
Operating costs and expenses:
Cost of sales	1,203.9	1,286.9	2,384.0	2,500.3
Selling and administrative costs	254.4	273.9	502.4	531.0

	1,458.3	1,560.8	2,886.4	3,031.3

Operating Income	241.4	288.5	509.2	563.0
Interest expense	(30.7)	(27.7)	(59.5)	(58.5)
Interest income	0.1	0.6	0.7	3.7
Other income (expense) — net	(6.4)	(3.0)	(10.8)	(12.8)

Income from continuing operations before income taxes	204.4	258.4	439.6	495.4
Income tax expense	(54.8)	(69.5)	(116.7)	(148.4)

Income From Continuing Operations	149.6	188.9	322.9	347.0
Income from discontinued operations — net of income taxes	31.2	3.0	31.7	7.3

Consolidated Net Income	180.8	191.9	354.6	354.3
Net income attributable to noncontrolling interests	(3.7)	(5.3)	(7.7)	(9.8)

Net Income Attributable to Goodrich	$177.1	$186.6	$346.9	$344.5

Amounts attributable to Goodrich:
Income from continuing operations	$145.9	$183.6	$315.2	$337.2
Income from discontinued operations — net of income taxes	31.2	3.0	31.7	7.3

Net Income Attributable to Goodrich	$177.1	$186.6	$346.9	$344.5

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$1.16	$1.45	$2.51	$2.65
Discontinued operations	0.25	0.02	0.25	0.06

Net Income Attributable to Goodrich	$1.41	$1.47	$2.76	$2.71

Diluted Earnings Per Share
Continuing operations	$1.15	$1.43	$2.49	$2.62
Discontinued operations	0.25	0.02	0.25	0.06

Net Income Attributable to Goodrich	$1.40	$1.45	$2.74	$2.68

Dividends Declared Per Common Share	$0.25	$0.225	$0.50	$0.45

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2009	2008
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$619.4	$370.3
Accounts and notes receivable, less allowances for doubtful receivables ($17.7 at June 30, 2009 and $17.2 at December 31, 2008)	1,138.7	1,048.9
Inventories — net	2,125.7	1,974.7
Deferred income taxes	147.0	153.5
Prepaid expenses and other assets	49.9	47.2
Income taxes receivable	18.0	73.7

Total Current Assets	4,098.7	3,668.3

Property, plant and equipment — net	1,389.7	1,391.4
Prepaid pension	0.6	0.6
Goodwill	1,415.9	1,390.2
Identifiable intangible assets — net	423.5	402.8
Deferred income taxes	92.3	92.0
Other assets	606.8	537.6

Total Assets	$8,027.5	$7,482.9

Current Liabilities
Short-term debt	$40.4	$37.7
Accounts payable	651.2	646.4
Accrued expenses	896.3	1,005.3
Income taxes payable	74.8	5.6
Deferred income taxes	25.0	25.0
Current maturities of long-term debt and capital lease obligations	0.5	121.3

Total Current Liabilities	1,688.2	1,841.3

Long-term debt and capital lease obligations	1,708.2	1,410.4
Pension obligations	885.0	973.9
Postretirement benefits other than pensions	278.9	309.4
Long-term income taxes payable	164.2	172.3
Deferred income taxes	92.7	62.3
Other non-current liabilities	499.0	561.1
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 144,571,258 shares at June 30, 2009 and 143,611,254 shares at December 31, 2008 (excluding 14,000,000 shares held by a wholly owned subsidiary)	722.9	718.1
Additional paid-in capital	1,556.2	1,525.3
Income retained in the business	1,903.3	1,619.2
Accumulated other comprehensive income (loss)	(732.2)	(978.1)
Common stock held in treasury, at cost (20,588,284 shares at June 30, 2009 and 20,410,556 shares at December 31, 2008)	(800.2)	(793.2)

Total Shareholders’ Equity	2,650.0	2,091.3
Noncontrolling interests	61.3	60.9

Total Equity	2,711.3	2,152.2

Total Liabilities and Equity	$8,027.5	$7,482.9

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in millions)
Operating Activities
Consolidated net income	$354.6	$354.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from discontinued operations	(31.7)	(7.3)
Pension and postretirement benefits:
Expenses	98.2	51.4
Contributions and benefit payments	(178.9)	(35.2)
Depreciation and amortization	123.6	127.2
Excess tax benefits related to share-based payment arrangements	(0.9)	(8.1)
Share-based compensation expense	31.6	15.7
Deferred income taxes	3.8	(10.7)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(67.7)	(175.1)
Inventories, net of pre-production and excess-over-average	(41.9)	(70.4)
Pre-production and excess-over-average inventories	(76.6)	(56.5)
Other current assets	1.6	0.4
Accounts payable	(35.2)	105.0
Accrued expenses	(104.0)	(76.9)
Income taxes payable/receivable	125.9	122.4
Other non-current assets and liabilities	(27.9)	(16.7)

Net Cash Provided By Operating Activities	174.5	319.5

Investing Activities
Purchases of property, plant and equipment	(73.2)	(116.3)
Proceeds from sale of property, plant and equipment	0.9	2.7
Payments made for acquisitions, net of cash acquired	(29.8)	(93.6)
Investments in and advances to equity investees	(1.0)	—

Net Cash Used In Investing Activities	(103.1)	(207.2)

Financing Activities
Increase (decrease) in short-term debt, net	2.7	(1.6)
Proceeds (repayments) of long-term debt and capital lease obligations	177.5	(197.7)
Proceeds from issuance of common stock	15.3	24.0
Purchases of treasury stock	(7.0)	(37.4)
Dividends paid	(62.5)	(57.0)
Excess tax benefits related to share-based payment arrangements	0.9	8.1
Distributions to noncontrolling interests	(7.3)	(6.3)

Net Cash Provided By (Used In) Financing Activities	119.6	(267.9)

Discontinued Operations
Net cash provided by (used in) operating activities	49.6	(2.3)
Net cash provided by (used in) investing activities	—	15.8
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	49.6	13.5
Effect of exchange rate changes on cash and cash equivalents	8.5	1.6

Net increase (decrease) in cash and cash equivalents	249.1	(140.5)
Cash and cash equivalents at beginning of period	370.3	406.0

Cash and cash equivalents at end of period	$619.4	$265.5

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2009. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three and six months ended June 30, 2009 and 2008, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended June 30, 2009 and 2008 by $9 million and $8.6 million, respectively ($5.6 million and $5.3 million after tax, respectively). The changes in estimates increased income from continuing operations before income taxes during the six months ended June 30, 2009 and 2008 by $13.5 million and $48.7 million, respectively ($8.5 million and $29.9 million after tax, respectively).
Note 2. New Accounting Standards
New Accounting Standards Adopted in 2009
Fair Value Measurements
The Company adopted Financial Accounting Standards Board (FASB) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s financial condition and results of operations. See Note 8, “Fair Value Measurements”.
The Company adopted FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. Since FSP 132(R)-1 requires only additional disclosures about the Company’s pension and other postretirement plan assets, the adoption of FSP 132(R)-1 will not affect the Company’s financial condition or results of operations.

Two-class Method of Computing Earnings Per Share
The Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). This standard did not have a material impact on the Company’s disclosure of EPS. See Note 7, “Earnings Per Share”.
Disclosures about Derivative Instruments and Hedging Activities
The Company adopted FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 18, “Derivatives and Hedging Activities”.
Business Combinations and Noncontrolling Interests
The Company adopted FASB No. 160, “Accounting and Reporting of Noncontrolling Interests in consolidated financial statements, an amendment of ARB No. 51” (SFAS 160). The Company changed the presentation of its noncontrolling (minority) interests in compliance with this standard. See Note 14, “Noncontrolling Interests”.
The Company adopted FASB No. 141(R), “Business Combinations” (SFAS 141(R)) which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. See Note 10, “Goodwill”, for business combination transactions during the six months ended June 30, 2009.
Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). The Company adopted SFAS No. 165 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the issuance of its condensed consolidated financial statements on July 23, 2009.

New Accounting Standards Not Yet Adopted
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$637.2	$689.6	$1,249.9	$1,371.7
Nacelles and Interior Systems	595.2	665.1	1,227.4	1,285.6
Electronic Systems	467.3	494.6	918.3	937.0

	$1,699.7	$1,849.3	$3,395.6	$3,594.3

Intersegment sales:
Actuation and Landing Systems	$6.8	$9.3	$13.7	$17.9
Nacelles and Interior Systems	2.3	5.2	4.0	9.4
Electronic Systems	9.2	6.6	15.9	12.7

	$18.3	$21.1	$33.6	$40.0

Operating income:
Actuation and Landing Systems	$62.8	$84.5	$138.9	$158.6
Nacelles and Interior Systems	135.2	160.7	283.9	339.5
Electronic Systems	73.9	71.5	141.0	120.5

	271.9	316.7	563.8	618.6
Corporate general and administrative expenses	(27.1)	(24.1)	(47.2)	(46.7)
ERP implementation costs	(3.4)	(4.1)	(7.4)	(8.9)

Total operating income	$241.4	$288.5	$509.2	$563.0

Note 4. Other Income (Expense) — net
Other Income (Expense) — net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(2.7)	$(3.0)	$(6.1)	$(10.8)
Expenses related to previously owned businesses	(1.3)	(1.3)	(2.2)	(3.8)
Equity in affiliated companies	(2.3)	0.2	(2.0)	1.0
Other — net	(0.1)	1.1	(0.5)	0.8

Other income (expense) — net	$(6.4)	$(3.0)	$(10.8)	$(12.8)

Note 5. Share-Based Compensation
During the three and six months ended June 30, 2009 and 2008, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The compensation cost recorded for share-based compensation plans during the three months ended June 30, 2009 and 2008 was $18.2 and $7.9 million, respectively. The compensation cost recorded for share-based compensation plans during the six months ended June 30, 2009 and 2008 was $31.6 million and $15.7 million, respectively.
Note 6. Discontinued Operations
Income from discontinued operations was $31.2 million (net of income taxes of $18.6 million) and $31.7 million (net of income taxes of $18.9 million) for the three and six months ended June 30, 2009, respectively. The income in the three and six month period related primarily to the resolution of litigation for an environmental matter at a divested business that had been previously reported as a discontinued operation. Those amounts are net of reserves related to discontinued operations. See Note 16, “Contingencies” for a discussion of this matter.
Income from discontinued operations was $3 million (net of income taxes of $0.6 million) and $7.3 million (net of income taxes of $1 million) for the three and six months ended June 30, 2008, respectively. During the three months ended June 30, 2008, discontinued operations included recovery of prior environmental costs from a third party related to a former business previously recorded as a discontinued operation. The six months ended June 30, 2008 also included a gain on the sale of a previously discontinued business.
Note 7. Earnings Per Share
The computation of basic and diluted earnings per common share for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per common share — income from continuing operations attributable to Goodrich	$145.9	$183.6	$315.2	$337.2
Percentage allocated to common shareholders (1)	98.6%	98.6%	98.6%	98.6%

Numerator for basic and diluted earnings per common share	$143.9	$181.0	$310.8	$332.4

Denominator
Denominator for basic earnings per common share — weighted-average shares	123.9	125.2	123.9	125.1
Effect of dilutive securities:
Stock options and employee stock purchase plan	1.0	1.3	0.7	1.3
Other deferred compensation shares	0.1	0.1	0.1	0.1

	1.1	1.4	0.8	1.4

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	125.0	126.6	124.7	126.5

Per common share income from continuing operations
Basic	$1.16	$1.45	$2.51	$2.65

Diluted	$1.15	$1.43	$2.49	$2.62

(1) Basic weighted-average common shares outstanding	123.9	125.2	123.9	125.1
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	125.7	127.0	125.6	126.9

Percentage allocated to common shareholders	98.6%	98.6%	98.6%	98.6%

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
At June 30, 2009 and 2008, the Company had 5.3 million and 4.7 million of outstanding stock options, respectively. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the six months ended June 30, 2009 and 2008, 0.9 million anti-dilutive stock options were excluded from the diluted earnings per share calculation.
During the six months ended June 30, 2009 and 2008, the Company issued approximately 1 million of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
The Company’s share repurchase program was initially approved by the Board of Directors on October 24, 2006 and increased by the Board of Directors on February 19, 2008, for $600 million in total. During the six months ended June 30, 2009, there were no share repurchases. From inception of the program through June 30, 2009, the Company has repurchased 6.4 million shares for approximately $354 million under its share repurchase program. During the six months ended June 30, 2008, the Company repurchased 0.4 million shares.
Note 8. Fair Value Measurements
SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were as follows:

	Fair Value				Fair Value
	June 30,				December 31,
	2009	Level 1	Level 2	Level 3	2008	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash Equivalents (1)	$361.4	$361.4	$—	$—	$291.5	$291.5	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	(8.4)	—	(8.4)	—	(156.1)	—	(156.1)	—
Other Forward Contracts	(4.0)	—	(4.0)	—	—	—	—	—
Rabbi Trust Assets (3)	37.8	37.8	—	—	41.9	41.9	—	—
Long-term debt and capital lease obligations (4)	1,718.7	—	1,718.7	—	1,546.7	—	1,546.7	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 18, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt and capital lease obligations was $1,708.7 million and $1,531.7 million at June 30, 2009 and December 31, 2008, respectively. The fair value of long-term debt and capital lease obligations is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
Note 9. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$246.3	$225.2
In-process	1,327.8	1,253.6
Raw materials and supplies	652.0	595.7

	2,226.1	2,074.5
Less:
Reserve to reduce certain inventories to LIFO basis	(57.7)	(56.2)
Progress payments and advances	(42.7)	(43.6)

Total	$2,125.7	$1,974.7

In-process inventory included $713.2 million and $633.1 million at June 30, 2009 and December 31, 2008, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs guaranteed of recovery under long-term contractual arrangements. The June 30, 2009 balance of $713.2 million included $432.2 million related to the Boeing 787 and $101.3 million related to the Airbus A350 XWB contracts.

The Company uses the last-in, first-out (LIFO) method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business unit in the Actuation and Landing Systems segment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 10. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

	Balance			Foreign	Balance
	December 31,	Business		Currency	June 30,
	2008	Combinations (1)		Translation	2009
	(Dollars in millions)
Actuation and Landing Systems	$289.6	$—		$14.7	$304.3
Nacelles and Interior Systems	439.8	—		(2.1)	437.7
Electronic Systems	660.8	14.1	(2)	(1.0)	673.9

	$1,390.2	$14.1		$11.6	$1,415.9

(1)	Goodwill amounts for acquisitions prior to January 1, 2009 are preliminary and may be adjusted when certain pre-acquisition contingencies are resolved.

(2)	On May 1, 2009, the Company acquired Cloud Cap Technology, Inc. (Cloud Cap) for $29.1 million, net of cash acquired. Based upon an independent valuation, identifiable intangibles were $13.6 million and will be amortized over a weighted-average useful life of 11 years.
Note 11. Financing Arrangements
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
At June 30, 2009, there were no borrowings and $52 million in letters of credit outstanding under the facility. At December 31, 2008, there were no borrowings and $35.6 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $1,791.7 million of income retained in the business and additional paid-in capital was free from such limitations at June 30, 2009. At June 30, 2009, the Company had borrowing capacity under this facility of $448 million, after reductions for borrowings and letters of credit outstanding under the facility.

At June 30, 2009, the Company had letters of credit and bank guarantees of $82.8 million, inclusive of $52 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.
At June 30, 2009, the Company also maintained $75 million of uncommitted domestic money market facilities and $158.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At June 30, 2009 and December 31, 2008, there were $40.4 million and $37.7 million, respectively, in borrowings outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
In February 2009, the Company issued $300 million principal amount of 6.125% senior notes due 2019, which were issued below par. The discount will be amortized over the life of the senior notes. In addition, the Company deferred approximately $2 million of transaction costs which will be amortized over the life of the 6.125% senior notes.
Long-term Debt Repayments
The Company used a portion of the proceeds from the issuance of the $300 million senior notes to repay $120 million for the 6.6% senior notes, which matured on May 15, 2009.
Lease Commitments
The Company leases certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $176.5 million at June 30, 2009.
One of these arrangements allows the Company, rather than the lessor, to claim a deduction for tax depreciation on the asset and allows the Company to lease a corporate aircraft with a total commitment amount of $43.8 million. This lease is priced at a spread over LIBOR. Lease payments under this arrangement are expected to commence in the first quarter of 2011. At June 30, 2009, there were no future payments outstanding under this arrangement.

Note 12. Pensions and Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company are included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Service cost	$11.9	$11.1	$3.3	$7.8	$0.9	$1.7
Interest cost	43.0	42.4	9.5	11.1	1.8	1.5
Expected return on plan assets	(45.3)	(50.1)	(10.6)	(17.0)	(1.4)	(1.7)
Amortization of prior service cost	1.9	1.3	(0.2)	(0.3)	0.4	0.1
Amortization of actuarial loss	24.3	12.6	2.2	—	0.3	0.2

Net periodic benefit cost	$35.8	$17.3	$4.2	$1.6	$2.0	$1.8

	U.S. Plans		U.K. Plans		Other Plans
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Service cost	$21.4	$21.4	$7.6	$15.0	$1.8	$2.9
Interest cost	85.9	83.8	17.8	22.1	3.2	3.2
Expected return on plan assets	(87.1)	(100.1)	(20.3)	(33.9)	(2.5)	(3.5)
Amortization of prior service cost	3.7	2.8	(0.3)	(0.5)	0.4	0.1
Amortization of actuarial loss	52.6	24.4	3.5	—	0.6	0.5

Gross periodic benefit cost	76.5	32.3	8.3	2.7	3.5	3.2
Settlement (gain) loss	—	—	—	—	(0.4)	—

Net periodic benefit cost	$76.5	$32.3	$8.3	$2.7	$3.1	$3.2

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	Three and Six Months		Three and Six Months		Three and Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2009	2008	2009	2008	2009	2008
Discount rate	6.47%	6.30%	5.88%	5.50%	6.17%	5.28%
Expected long-term rate of return on assets	8.75%	9.00%	8.50%	8.50%	8.12%	8.24%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.31%	3.38%

Post Retirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost. Other postretirement benefits (OPEB) related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Service cost	$0.3	$0.4	$0.7	$0.9
Interest cost	4.4	5.1	9.7	11.0
Amortization of prior service cost	(0.1)	—	(0.1)	(0.1)
Amortization of actuarial (gain) loss	—	(0.5)	—	1.4

Net periodic benefit cost	$4.6	$5.0	$10.3	$13.2

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three and Six Months Ended June 30,
	2009	2008
Discount rate	6.38%	6.12%
Healthcare trend rate	7.8% in 2009 to 5% in 2015	8.3% in 2008 to 5% in 2015
Note 13. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Net income attributable to Goodrich	$177.1	$186.6	$346.9	$344.5
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	133.3	4.8	84.0	30.4
Pension/OPEB liability adjustments during the period, net of tax for the three and six months ended June 30, 2009 of $(8.4) and $22.5, respectively; net of tax for the three and six months ended June 30, 2008 of $2.2 and $(6.1), respectively	9.0	(1.6)	60.3	6.9
Gain (loss) on cash flow hedges, net of tax for the three and six months ended June 30, 2009 of $(61.0) and $(54.5), respectively; net of tax for the three and six months ended June 30, 2008 of $0.5 and $6.3, respectively	121.7	(1.0)	101.6	(12.0)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Total comprehensive income (loss)	$441.1	$188.8	$592.8	$369.8

Accumulated other comprehensive income (loss) consisted of the following:

	June 30,	December 31,
	2009	2008
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains	$135.6	$51.6
Pension/OPEB liability adjustments, net of deferred taxes of $509.4 and $486.9, respectively	(845.2)	(905.5)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of $11.3 and $65.8, respectively	(22.6)	(124.2)

Total accumulated other comprehensive income (loss)	$(732.2)	$(978.1)

No income taxes are provided on unrealized foreign currency translation gains as foreign earnings are considered permanently invested.
Note 14. Noncontrolling Interests
As described in Note 2, “New Accounting Standards”, the Company adopted SFAS 160 on January 1, 2009. The changes in the Company’s noncontrolling interests were as follows:

	Six months ended
	June 30,
	2009	2008
	(Dollars in millions)
Balance at January 1	$60.9	$52.5
Distributions to noncontrolling interests	(7.3)	(6.3)
Comprehensive income:
Net income attributable to noncontrolling interests	7.7	9.8
Other comprehensive income, net of tax	—	—

Comprehensive income	7.7	9.8

Balance at June 30	$61.3	$56.0

Note 15. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2009 was 26.9%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included foreign and domestic tax credits which reduced the effective tax rate by approximately 3 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 6 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 2 percentage points.
During the three months ended June 30, 2008, the Company reported an effective tax of 26.9%, including a benefit from amended state returns primarily for additional research and development credits and changes in apportionment which reduced the effective tax rate by approximately 9 percentage points, a benefit related to amended returns following the settlement of a foreign tax audit which reduced the effective tax rate by approximately 7 percentage points, foreign and domestic tax credits which reduced the effective tax rate by approximately 2 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 2 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 7 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points.

For the six months ended June 30, 2009, the Company reported an effective tax rate of 26.6%, including a benefit from an adjustment to state tax reserves which reduced the effective tax rate by approximately 3 percentage points. For the six months ended June 30, 2008, the Company reported an effective tax rate of 30%, including a benefit of approximately 5 percentage points for amended state returns primarily for additional research and development credits and changes in apportionment, and a benefit of approximately 4 percentage points related to amended returns following the settlement of a foreign tax audit.
At June 30, 2009, the Company had a $279.5 million liability recorded for unrecognized tax benefits, which included interest and penalties of $150.1 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $203.7 million. At December 31, 2008, the Company had a $289.4 million liability recorded for unrecognized tax benefits, which included interest and penalties of $158.1 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $212.1 million. The Company reported interest and penalties related to unrecognized tax benefits in income tax expense.
Note 16. Contingencies
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
The Company’s condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $64 million and $62.3 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, $20.8 million and $20.9 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At June 30, 2009 and December 31, 2008, $25.3 million and $24 million, respectively, was associated with ongoing operations and $38.7 million and $38.3 million, respectively, was associated with previously owned businesses.
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
During the three months ended June 30, 2009, a judgment in favor of the Company became final when the initial verdict was upheld on appeal. As a result of the favorable verdict, the Company received $79.1 million from Commercial Union Insurance Company for reimbursement of environmental remediation costs, attorney fees and interest. A former subsidiary of the Company, however, has a claim for a portion of the insurance proceeds. Accordingly, the Company has recorded a reserve for amounts it believes may be paid to the former subsidiary related to this matter. As the above relates to a divested business that had previously been reported as a discontinued operation, the Company’s estimate of the net amount it will realize as a result of the favorable verdict has been reported within Discontinued Operations. See Note 6, “Discontinued Operations”.

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
At June 30, 2009 and December 31, 2008, the deferred settlement credit was $46.6 million and $49.4 million, respectively, for which $6.3 million and $6.4 million, respectively, was reported in accrued expenses and $40.3 million and $43 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
On July 21, 2008, Alenia Aermacchi, S.p.A. (AAeM) filed a Demand for Arbitration with the American Arbitration Association against Rohr, Inc. (Rohr), a wholly-owned subsidiary of the Company (its aerostructures business), in connection with a contract for the supply of fan cowls used in the nacelles that Rohr provides to Boeing on the 787 program. According to its Statement of Claims filed on August 15, 2008, AAeM seeks declaratory relief, rescission of the supply contract and monetary damages, based upon allegations of commercial impracticability, lack of compensation for costs associated with design changes and Rohr’s mismanagement of the program. On September 22, 2008, Rohr filed its answer, seeking to uphold the contract and denying liability, and instituted a counterclaim against AAeM, seeking damages for breach of contract and breach of covenant of good faith and fair dealing. On October 31, 2008, AAeM filed its answer generally denying the allegations made against it in Rohr’s counterclaims. On December 17, 2008, the Company amended its counterclaim to seek declaratory relief regarding ownership of certain intellectual property. An arbitrator was selected on April 20, 2009. The arbitration stay, which had been in place since December 22, 2008, expired on May 1, 2009 and AAeM filed an Amended Statement of Claims on the same day. On May 29, 2009 Goodrich filed its Answering Statement to AAeM’s May 1, 2009 Amended Statement of Claims. Initial discovery began on June 16, 2009 when the parties exchanged their first Requests for Production of Documents. The arbitration hearing is scheduled for February 22, 2010. Notwithstanding the expiration of the arbitration stay and the resumption of the arbitration proceedings, the parties are currently involved in discussions regarding a possible settlement and mutual release of claims. The Company believes that it has substantial legal and factual defenses to AAeM’s claims, and intends to defend its interests and pursue its counterclaims vigorously. Given the nature and status of this proceeding, the Company cannot yet determine the amount or a reasonable range of potential loss, if any. If the Company is unable to adequately resolve the dispute with AAeM, it could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows in a given period.
Tax
The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. The Company establishes reserves for tax contingencies in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). See Note 15 “Income Taxes”, for additional detail.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $28 million at June 30, 2009. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14 million at June 30, 2009. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $28 million of interest or $14 million of penalty interest.

In April 2009, the Superior Court of California issued a ruling, granting the Company’s motion for summary judgment. The State of California has 60 days from entry of the judgment, which occurred in June 2009, to appeal the ruling. Once the State’s appeals have been exhausted, if the Superior Court’s decision is not overturned, the Company will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.
Note 17. Guarantees
The Company extends financial and product performance guarantees to third parties. At June 30, 2009, the following environmental remediation and other indemnifications and financial guarantees were outstanding, in millions:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
Environmental remediation and other indemnifications (Note 16, “Contingencies”)	No limit	$18.6
Guarantees of residual value on leases	$27.2	$0.5
Guarantees of JV debt and other financial instruments	$24.7	$—
The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.
The Company is guarantor on a revolving credit agreement totaling £20 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line and is indemnified by Rolls-Royce for 50% of the amount.
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
The changes in the carrying amount of service and product warranties for the six months ended June 30, 2009, in millions, are as follows:

Balance at December 31, 2008	$139.2
Net provisions for warranties issued during the period	22.4
Net provisions for warranties existing at the beginning of the year	(1.9)
Payments	(29.5)
Foreign currency translation	3.8

Balance at June 30, 2009	$134.0

The current and long-term portions of service and product warranties were as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in millions)
Accrued expenses	$61.7	$66.4
Other non-current liabilities	72.3	72.8

Total	$134.0	$139.2

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
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The notional value of the forward contracts at June 30, 2009 and December 31, 2008 was $1,967.8 million and $1,897.2 million, respectively. At June 30, 2009 and December 31, 2008, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	June 30,	December 31,
	2009	2008
	(Dollars in millions)
Prepaid expenses and other assets	$12.7	$9.8
Other assets	53.2	6.2
Accrued expenses	35.5	70.0
Other non-current liabilities	38.8	102.1
The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax for the three and six months ended June 30, 2009 of $(61.0) and $(54.5), respective; net of tax for the three and six months ended June 30, 2008 of $0.5 and $6.3, respectively	$121.7	$(1.0)	$101.6	$(12.0)
Amount of gain/(loss) reclassified from AOCI into earnings	$(15.8)	$21.0	$(40.1)	$41.3

As of June 30, 2009, the fair value of the Company’s forward contracts of a $8.4 million net liability and $23.5 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, totaling $31.9 million (net of deferred taxes of $11.3 million), is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of June 30, 2009, the portion of the $8.4 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a loss of $22.8 million. These forward contracts mature on a monthly basis with maturity dates that range from July 2009 to December 2013. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three and six months ended June 30, 2009 and 2008.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. In accordance with SFAS 133, the interest rate swaps are accounted for as fair value hedges and the carrying value of the notes are adjusted to reflect the fair values of the interest rate swaps. At June 30, 2009 and December 31, 2008, the Company had no outstanding interest rate swaps.
For the three months ended June 30, 2009 and 2008, net gains of $0.6 million and $0.3 million, after tax of $0.4 million and $0.2 million, respectively, were recorded as a reduction to interest expense. For the six months ended June 30, 2009 and 2008, net gains of $1.4 million and $0.5 million, after tax of $0.9 million and $0.4 million, respectively, were recorded as a reduction to interest expense. These amounts include previously terminated swaps which are amortized over the life of the underlying debt.
Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, the Company enters into other forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Since these contracts are not designated as hedges, the gains or losses on these contracts are recorded in cost of sales. These contracts are utilized to mitigate the earnings impact of the translation of net monetary assets and liabilities. Under this program, as of June 30, 2009, the Company had contracts outstanding with a notional value of $36.1 million and a fair value liability of $4 million. As of December 31, 2008, the Company had no such contracts outstanding.
During the three months ended June 30, 2009, the Company recorded a transaction loss on its monetary assets of $22.3 million, which was partially offset by gains on the other forward contracts described above of $22.1 million. During the three months ended June 30, 2008, the Company recorded a transaction gain on its monetary assets of $1.1 million, which was partially offset by losses on the other forward contracts described above of $0.1 million.

During the six months ended June 30, 2009, the Company recorded a transaction loss on its monetary assets of $7.2 million, which was entirely offset by gains on the other forward contracts described above of $13 million. During the six months ended June 30, 2008, the Company recorded a transaction loss on its monetary assets of $11.8 million, which was partially offset by gains on the other forward contracts described above of $8.2 million.
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
The key growth drivers in this market channel include the number of orders for their airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates for in-service airplanes such as the Airbus A320 and Boeing 737NG, and introductions of new airplane models such as the Boeing 787 and 747-8, the Airbus A380 and A350 XWB, and engine types such as the Pratt and Whitney PurePower™ PW1000G.

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
On June 23, 2009, Boeing announced a further delay in its 787 airplane program. While Boeing did not announce specific details of the delay, we continue to expect 787 deliveries to commence during 2010. Based on the information available to us, we do not expect the most recent delay to have a material impact on our results of operations and cash flows.
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
Capacity in the global airline system, as measured by ASMs, is expected to decrease 5% to 8% in 2009. ASM growth could deteriorate further if airlines choose to fly their in-service airplanes less frequently, or temporarily ground airplanes due to decreased demand, high fuel prices and other factors including the downturn of the global economy.
While we have significant product content on most of the airplane models that are currently in service, we enjoy the benefit of having excellent positions on the newer, more fuel-efficient airplanes currently in service. Even though many airlines have announced that they will remove some of their older airplanes, such as Boeing MD-80 and 737 Classic airplanes, from their fleets, we do not expect these removals to have a significant impact on our results in 2009.
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
Long-term Sustainable Growth
We believe that we are well positioned to continue to grow overall sales due to:
•	Awards for key products on important new and expected programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Pratt & Whitney PurePower™ PW1000G, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II;

•	The large installed base of commercial airplanes and our strong positions on newer, more fuel-efficient airplanes, which should fuel sustained long-term aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems and intelligence, surveillance and reconnaissance products.

Second Quarter 2009 Sales Content by Market Channel
During the second quarter 2009, approximately 95% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	7%

Total Commercial, Regional, Business and General Aviation Airplane OE	34%

Large Commercial Airplane Aftermarket	27%
Regional, Business and General Aviation Airplane Aftermarket	5%

Total Commercial, Regional, Business and General Aviation Airplane Aftermarket	32%

Total Defense and Space	29%

Other	5%

Total	100%

Results of Operations — Second Quarter 2009 as Compared to Second Quarter 2008

	Second Quarter			%
	2009	2008	Change	Change
	(Dollars in millions, except diluted EPS)
Sales	$1,699.7	$1,849.3	$(149.6)	8.1

Segment operating income (1)	$271.9	$316.7	$(44.8)	14.1
Corporate general and administrative costs	(30.5)	(28.2)	(2.3)	8.2

Total operating income	241.4	288.5	(47.1)	16.3
Net interest expense	(30.6)	(27.1)	(3.5)	12.9
Other income (expense) — net	(6.4)	(3.0)	(3.4)	113.3

Income from continuing operations before income taxes	204.4	258.4	(54.0)	20.9
Income tax expense	(54.8)	(69.5)	14.7	21.2

Income from continuing operations	149.6	188.9	(39.3)	20.8
Income from discontinued operations	31.2	3.0	28.2	940.0

Consolidated net income	180.8	191.9	(11.1)	5.8
Net income attributable to noncontrolling interests (2)	(3.7)	(5.3)	1.6	30.2

Net income attributable to Goodrich	$177.1	$186.6	$(9.5)	5.1

Effective tax rate	26.9%	26.9%

Diluted EPS: (3)
Continuing operations	$1.15	$1.43	$(0.28)	19.6

Net income attributable to Goodrich	$1.40	$1.45	$(0.05)	3.4

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

(2)	On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160. See Note 2, “New Accounting Standards” to our condensed consolidated financial statements.

(3)	On January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. EITF 03-6-1. See Note 2, “New Accounting Standards” to our condensed consolidated financial statements.

Sales
The sales decrease in the second quarter 2009 as compared to the second quarter 2008 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales decreased by approximately $34 million, or 7%;

•	Regional, business and general aviation airplane original equipment sales decreased by approximately $53 million, or 32%; and

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately $101 million, or 16%; partially offset by

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $49 million, or 11%.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to higher share based compensation, as discussed below, partially offset by reductions in discretionary spending.
Other income (expense) — net
Other income (expense) — net increased for the second quarter 2009 as compared to the second quarter 2008, primarily as a result of lower income from equity in affiliated companies of approximately $2 million.
Income from continuing operations
In addition to the items described above, income from continuing operations during the second quarter 2009 as compared to the second quarter 2008 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Higher pension expense	$(21.2)	$(13.5)	$(0.11)

Higher share based compensation	$(10.3)	$(6.6)	$(0.05)

Higher pension expense
The increase in pension expense was primarily due to the investment losses of our plan assets in 2008 partially offset by the effect of a higher discount rate.

Higher share based compensation
The increase in share based compensation was primarily due to the increase in our share price.
Effective tax rate
We reported an effective tax rate of 26.9% for both periods. See Note 15, “Income Taxes” to our condensed consolidated financial statements.
Income from discontinued operations
Income from discontinued operations increased for the second quarter 2009 as compared to the second quarter 2008, due to the favorable resolution of a past environmental claim. See Note 6, “Discontinued Operations” to our condensed consolidated financial statements.
Results of Operations — Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

	Second Quarter		$	%
	2009	2008	Change	Change
	(Dollars in millions, except diluted EPS)
Sales	$3,395.6	$3,594.3	$(198.7)	5.5

Segment operating income (1)	$563.8	$618.6	$(54.8)	8.9
Corporate general and administrative costs	(54.6)	(55.6)	1.0	1.8

Total operating income	509.2	563.0	(53.8)	9.6
Net interest expense	(58.8)	(54.8)	(4.0)	7.3
Other income (expense) — net	(10.8)	(12.8)	2.0	15.6

Income from continuing operations before income taxes	439.6	495.4	(55.8)	11.3
Income tax expense	(116.7)	(148.4)	31.7	21.4

Income from continuing operations	322.9	347.0	(24.1)	6.9
Income from discontinued operations	31.7	7.3	24.4	334.2

Consolidated net income	354.6	354.3	0.3	0.1
Net income attributable to noncontrolling interests (2)	(7.7)	(9.8)	2.1	21.4

Net income attributable to Goodrich	$346.9	$344.5	$2.4	0.7

Effective tax rate	26.6%	30.0%

Diluted EPS: (3)
Continuing operations	$2.49	$2.62	$(0.13)	5.0

Net income attributable to Goodrich	$2.74	$2.68	$0.06	2.2

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

(2)	On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160. See Note 2, “New Accounting Standards” to our condensed consolidated financial statements.

(3)	On January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. EITF 03-6-1. See Note 2, “New Accounting Standards” to our condensed consolidated financial statements.

Sales
The sales decrease in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales decreased by approximately $68 million, or 7%;

•	Regional, business and general aviation airplane original equipment sales decreased by approximately $55 million, or 18%; and

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately $154 million, or 12%; partially offset by

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $94 million, or 11%.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to higher share based compensation, as discussed below, partially offset by reductions in discretionary spending.
Other income (expense) — net
Other income (expense) — net decreased for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of lower expenses for retiree health expenses for previously owned businesses of approximately $5 million offset by lower income from equity in affiliated companies of approximately $3 million.
Income from continuing operations
In addition to the items described above, income from continuing operations during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower effective tax rate	$—	$15.0	$0.12

Higher pension expense	$(50.1)	$(31.8)	$(0.25)

Changes in estimates on long-term contracts	$(35.2)	$(21.4)	$(0.17)

Higher share based compensation	$(15.9)	$(9.8)	$(0.07)

Lower effective tax rate
For the six months ended June 30, 2009, we reported an effective tax rate of 26.6% as compared to 30% for the six months ended June 30, 2008. The decrease in the effective tax rate was primarily due to amended state returns and a favorable adjustment to state tax reserves. See Note 15, “Income Taxes” to our condensed consolidated financial statements.
Higher pension expense
The increase in pension expense was primarily due to the investment losses of our plan assets in 2008 partially offset by the effect of a higher discount rate.
Changes in estimates on long-term contracts
During the six months ended June 30, 2009 and 2008, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses, which resulted in before tax income of $13.5 million and $48.7 million, respectively.
Higher share based compensation
The increase in share based compensation was primarily due to the increase in our share price.
Income from discontinued operations
Income from discontinued operations increased primarily due to the favorable resolution of a past environmental claim partially offset by a gain on the sale of a previously discontinued business in March 2008 that did not recur in 2009.
2009 OUTLOOK
We expect the following approximate results for the year ending December 31, 2009:

2009 Outlook
Sales	$6.9 billion
Diluted EPS — Net Income	$4.60 to $4.75 per share
Capital Expenditures	$200 to $220 million
Operating Cash Flow minus Capital Expenditures	Exceed 75% of net income from continuing operations

Full year 2009 sales expectations are approximately $6.9 billion. These sales expectations, compared to 2008, include unfavorable sales impacts of approximately $163 million related to foreign currency exchange rate fluctuations and lower sales of approximately $125 million related to the engine controls joint venture (JV) with Rolls-Royce that was formed in the fourth quarter of 2008. Net income per diluted share is expected to be in a range of $4.60 to $4.75, compared with prior expectations of $4.50 to $4.75.
Our 2009 outlook assumes, among other factors:
•	Higher pre-tax pension expense of $101 million, or $0.51 per diluted share, compared to 2008;

•	Restructuring charges totaling about $0.09 per diluted share. About one-half of the expected charges were incurred during the first half of 2009; and

•	A full year 2009 effective tax rate of 29% to 30%.
Sales
Our current market assumptions, for each of our major market channels, for the full year 2009 outlook, compared with the full year 2008, include the following:
•	Large commercial airplane original equipment sales are expected to increase slightly in 2009, compared to 2008. This expectation is based on the latest 2009 delivery estimates from Boeing and Airbus of about 480 deliveries each;

•	Regional, business and general aviation airplane original equipment sales are expected to decrease by slightly more than 25%. Regional airplane original equipment sales are expected to decrease by 15% to 20%, and business and general aviation original equipment sales are expected to decrease by more than 40%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to decrease by 8% to 10%. These expectations include double-digit decreases in sales in support of freighters and regional, business and general aviation airplanes; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase by approximately 12% in 2009, compared to 2008.
Cash Flow
We continue to expect net cash provided by operating activities, minus capital expenditures to exceed 75% of net income from continuing operations. Our outlook reflects ongoing investments to support the current schedule for the Boeing 787 and Airbus A350 XWB airplane programs, and low-cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long term. We now expect capital expenditures for 2009 to be in a range of $200 million to $220 million compared to our prior expectation of $220 million to $240 million.

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
Second Quarter 2009 Compared with Second Quarter 2008

	Second Quarter		Increase/	%	% of Sales
	2009	2008	(Decrease)	Change	2009	2008
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$637.2	$689.6	$(52.4)	7.6
Nacelles and Interior Systems	595.2	665.1	(69.9)	10.5
Electronic Systems	467.3	494.6	(27.3)	5.5

	$1,699.7	$1,849.3	$(149.6)	8.1

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$62.8	$84.5	$(21.7)	25.7	9.9	12.3
Nacelles and Interior Systems	135.2	160.7	(25.5)	15.9	22.7	24.2
Electronic Systems	73.9	71.5	2.4	3.4	15.8	14.5

	$271.9	$316.7	$(44.8)	14.1	16.0	17.1

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the second quarter 2009 decreased from the second quarter 2008 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales across all businesses of approximately $33 million;

•	Lower regional, business and general aviation OE sales across all businesses of approximately $11 million; and

•	Lower defense and space sales of approximately $4 million, primarily in our aircraft wheels and brakes business.
Actuation and Landing Systems segment operating income for the second quarter 2009 decreased from the second quarter 2008 primarily as a result of the following:
•	Unfavorable product mix across most businesses, resulting in lower income of approximately $19 million; and

•	Lower sales volume across most businesses resulting in lower income of approximately $16 million; partially offset by

•	Favorable pricing partially offset by higher operating costs across all businesses, including higher pension expense, which resulted in higher income of approximately $9 million; and

•	Higher income of approximately $2 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2009.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the second quarter 2009 decreased from the second quarter 2008 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $40 million, primarily in our aerostructures and interiors businesses;

•	Lower large commercial airplane OE sales of approximately $22 million, primarily in our aerostructures business; and

•	Lower regional, business, and general aviation airplane OE sales of approximately $17 million, primarily in our aerostructures and interiors businesses; partially offset by

•	Higher defense and space sales of approximately $12 million, primarily in our interiors business.

Nacelles and Interior Systems segment operating income for the second quarter 2009 decreased from the second quarter 2008 primarily due to the following:
•	Lower sales volume partially offset by favorable product mix, primarily in our interiors and aerostructures businesses, which resulted in lower income of approximately $40 million; partially offset by

•	Favorable pricing partially offset by higher operating costs across all businesses, including higher pension expense, which resulted in higher income of approximately $12 million.
Electronic Systems: Electronic Systems segment sales for the second quarter 2009 decreased from the second quarter 2008 primarily due to the following:
•	Lower engine controls sales of approximately $29 million which are no longer being reported by us. Sales in 2009 will be recorded by the engine controls joint venture (JV) with Rolls-Royce that was formed in the fourth quarter of 2008;

•	Lower regional, business and general aviation airplane OE sales of approximately $20 million, primarily in our engine controls and electrical power business; and

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $23 million, primarily in our sensors and integrated systems, engine controls and electrical power businesses; partially offset by

•	Higher defense and space sales of approximately $48 million, across all of our businesses, including sales of approximately $15 million associated with the acquisitions of Recon/Optical, Inc. (ROI) and Cloud Cap Technologies, Inc. (Cloud Cap), both of which occurred subsequent to the second quarter of 2008.
Electronic Systems segment operating income for the second quarter 2009 increased from the second quarter 2008 primarily due to the following:
•	The favorable effect of the JV on the segment’s operating income of approximately $7 million. We will record our portion of the JV’s 2009 operating results in other income (expense) — net; and

•	Favorable pricing partially offset by increased operating costs across all businesses, including higher pension expense, which resulted in higher income of $2 million; partially offset by

•	Lower sales volume partially offset by favorable product mix which resulted in lower income of approximately $6 million, primarily in our sensors and integrated systems and engine controls and electric power businesses.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

	Six Months Ended
	June 30,		Increase/	%	% of Sales
	2009	2008	(Decrease)	Change	2009	2008
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$1,249.9	$1,371.7	$(121.8)	8.9
Nacelles and Interior Systems	1,227.4	1,285.6	(58.2)	4.5
Electronic Systems	918.3	937.0	(18.7)	2.0

	$3,395.6	$3,594.3	$(198.7)	5.5

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$138.9	$158.6	$(19.7)	12.4	11.1	11.6
Nacelles and Interior Systems	283.9	339.5	(55.6)	16.4	23.1	26.4
Electronic Systems	141.0	120.5	20.5	17.0	15.4	12.9

	$563.8	$618.6	$(54.8)	8.9	16.6	17.2

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the six months ended June 30, 2009 decreased from the six months ended June 30, 2008 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales across all businesses of approximately $52 million;

•	Lower large commercial airplane OE sales of approximately $41 million, primarily in our landing gear and actuation systems businesses;

•	Lower other non-aerospace OE and aftermarket sales of approximately $11 million, primarily in our engine components business;

•	Lower military and space OE and aftermarket sales of approximately $9 million, primarily in our aircraft wheels and brakes business; and

•	Lower regional, business and general aviation airplane OE sales, across most businesses, of approximately $9 million.
Actuation and Landing Systems segment operating income for the six months ended June 30, 2009 decreased from the six months ended June 30, 2008 primarily as a result of the following:
•	Lower sales volume across most businesses resulting in lower income of approximately $28 million;

•	Unfavorable product mix, primarily in our landing gear and aircraft wheels and brakes businesses, resulting in lower income of approximately $16 million; and

•	Lower income of approximately $13 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2008; partially offset by

•	Favorable pricing and lower operating costs across all businesses, partially offset by higher pension expense, which resulted in higher income of approximately $33 million.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the six months ended June 30, 2009 decreased from the six months ended June 30, 2008 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $60 million, primarily in our aerostructures and interiors businesses; and

•	Lower regional, business, and general aviation airplane OE sales of approximately $14 million, primarily in our aerostructures business; partially offset by

•	Higher defense and space OE and aftermarket sales of approximately $21 million, primarily in our aerostructures and interiors businesses.
Nacelles and Interior Systems segment operating income for the six months ended June 30, 2009 decreased from the six months ended June 30, 2008 primarily due to the following:
•	Lower sales volume partially offset by favorable product mix, primarily in our interiors and aerostructures businesses, which resulted in lower income of approximately $55 million; and

•	Lower income of approximately $21 million related to changes in estimates for certain long-term contracts at our aerostructures business that were more favorable in 2008; partially offset by

•	Favorable pricing partially offset by higher operating costs across all businesses, including higher pension and restructuring expenses, which resulted in higher income of approximately $12 million; and

•	Favorable foreign exchange of approximately $8 million.
Electronic Systems: Electronic Systems segment sales for the six months ended June 30, 2009 decreased from the six months ended June 30, 2008 primarily due to the following:
•	Lower engine controls sales of approximately $54 million which are no longer being reported by us. Sales in 2009 will be recorded by the engine controls joint venture (JV) with Rolls-Royce that was formed in the fourth quarter of 2008;

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales across all businesses of approximately $32 million;

•	Lower regional, business and general aviation airplane OE sales of approximately $24 million, primarily in our sensors and integrated systems and engine controls and electrical power businesses; partially offset by

•	Higher defense and space sales across all businesses of approximately $93 million, including sales of approximately $33 million associated with the acquisitions of TEAC Aerospace Holdings, Inc. (TEAC), ROI, and Cloud Cap all of which occurred subsequent to the beginning of 2008.

Electronic Systems segment operating income for the six months ended June 30, 2009 increased from the six months ended June 30, 2008 primarily due to the following:
•	The favorable effect of the JV on the segment’s operating income of approximately $14 million. We will record our portion of the JV’s 2009 operating results in other income (expense) — net;

•	Higher sales volume, primarily in our sensors and integrated systems and intelligence, surveillance and reconnaissance businesses, and favorable product mix, primarily in our engine controls and electrical power business, which resulted in higher income of approximately $6 million; and

•	Favorable pricing partially offset by increased operating costs across all businesses, including higher pension expense, which resulted in higher income of approximately $4 million; partially offset by

•	Unfavorable foreign exchange of approximately $3 million.
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
The following events have affected our liquidity and capital resources during 2009:
•	We paid quarterly dividends of $0.25 per share on January 2, April 1 and July 1;

•	On February 19, 2009, we issued $300 million in senior notes which mature on March 1, 2019. We used a portion of the proceeds to repay $120 million for the 6.6% senior notes which matured May 15, 2009 and to make a $137 million contribution to the U.S. defined benefit pension plan; and

•	On May 1, 2009, we completed the acquisition of Cloud Cap Technology, Inc. (Cloud Cap), a leading provider of proprietary avionics products for small, unmanned aerial vehicles and sensors for manned vehicles, for $29.1 million, net of cash acquired. Cloud Cap is reported in the Electronics Systems segment.
Cash
At June 30, 2009, we had cash and cash equivalents of $619.4 million, as compared to $370.3 million at December 31, 2008.

Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $448 million was available at June 30, 2009; and

•	$75 million of uncommitted domestic money market facilities and $158.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $193.1 million was available at June 30, 2009.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $176.5 million at June 30, 2009.
One of these arrangements allows us, rather than the lessor, to claim a deduction for tax depreciation on the asset and allows us to lease a corporate aircraft with a total commitment amount of $43.8 million. This lease is priced at a spread over LIBOR. Lease payments under this arrangement are expected to commence in the first quarter of 2011. At June 30, 2009, there were no future payments outstanding under this arrangement.
Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At June 30, 2009, our contracts had a notional amount of $1,967.8 million, fair value of a $8.4 million net liability and maturity dates ranging from July 2009 to December 2013. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a loss of $22.8 million. During the six months ended June 30, 2009 and 2008, we realized net losses of $40.1 million and net gains of $41.3 million, respectively, related to contracts that settled. During the second quarter of 2009 and 2008, we realized net losses of $15.8 million and net gains of $21 million, respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At June 30, 2009, our contracts had a notional amount of $36.1 million and a fair value liability of $4 million. At December 31, 2008, there were no such contracts outstanding. During the six months ended June 30, 2009 and 2008, we realized net gains of $13 million and $8.2 million, respectively, for contracts entered into and settled during those periods. During the second quarter of 2009 and 2008, we realized net gains of $22.1 million and net losses of $0.1 million, respectively for contracts entered into and settled during those periods.

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
Contractual Obligations and Other Commercial Commitments
As of June 30, 2009, there have been no material changes, other than the issuance of $300 million of 6.125% senior notes due in 2019, long-term debt repayments of $120 million and approximately a 10% decrease of our purchase obligations to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2008. The table excludes our liability for unrecognized tax benefits, which was $279.5 million at June 30, 2009, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the six months ended June 30, 2009 and 2008:

	2009	2008	Change
	(Dollars in millions)
Operating activities of continuing operations	$174.5	$319.5	$(145.0)
Investing activities of continuing operations	$(103.1)	$(207.2)	$104.1
Financing activities of continuing operations	$119.6	$(267.9)	$387.5
Discontinued operations	$49.6	$13.5	$36.1
Operating Activities of Continuing Operations
The decrease in net cash provided by operating activities is primarily due to worldwide pension plan contributions of approximately $160 million during the six months ended June 30, 2009, compared to approximately $20 million during the six months ended June 30, 2008.
Investing Activities of Continuing Operations
Net cash used by investing activities for the six months ended June 30, 2009 and 2008 included capital expenditures of $73.2 million and $116.3 million, respectively. During the six months ended June 30, 2009, we completed the acquisition of Cloud Cap Technology, Inc. (Cloud Cap) for $29.1 million, net of cash acquired. During the six months ended June 30, 2008, we completed the acquisitions of Skyline Industries, Inc. for $9.5 million in cash and TEAC Aerospace Holdings, Inc. (TEAC) for $84 million, net of cash acquired.

Financing Activities of Continuing Operations
The net cash provided by financing activities for the six months ended June 30, 2009 consisted primarily of the $300 million in proceeds from issuance of senior notes offset by long-term debt repayments of $120 million for notes which matured in May 2009. The net cash used in financing activities for the six months ended June 30, 2008 consisted primarily of long-term debt repayments of $197 million for notes which matured in April 2008.
Discontinued Operations
Net cash provided by discontinued operations for the six months ended June 30, 2009 was due to the resolution of a past environmental claim. Net cash provided by discontinued operations for the six months ended June 30, 2008 consisted of the finalization of the purchase price for Goodrich Aviation Technical Services, Inc. (ATS) which was sold during 2007 and proceeds from the sale of a previously discontinued operation.
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
Our condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $64 million and $62.3 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, $20.8 million and $20.9 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At June 30, 2009 and December 31, 2008, $25.3 million and $24 million, respectively, was associated with ongoing operations and $38.7 million and $38.3 million, respectively, was associated with previously owned businesses.
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
During the three months ended June 30, 2009, a judgment in our favor became final when the initial verdict was upheld on appeal. As a result of the favorable verdict, we received $79.1 million from Commercial Union Insurance Company for reimbursement of environmental remediation costs, attorney fees and interest. A former subsidiary of ours, however, has a claim for a portion of the insurance proceeds. Accordingly, we have recorded a reserve for amounts we believe may be paid to the former subsidiary related to this matter. As the above relates to a divested business that had previously been reported as a discontinued operation, our estimate of the net amount we will realize as a result of the favorable verdict has been reported within Discontinued Operations. See Note 6, “Discontinued Operations” to our condensed consolidated financial statements.

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
At June 30, 2009 and December 31, 2008, the deferred settlement credit was $46.6 million and $49.4 million, respectively, for which $6.3 million and $6.4 million, respectively, was reported in accrued expenses and $40.3 million and $43 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Guarantees
At June 30, 2009, we had letters of credit and bank guarantees of $82.8 million and residual value guarantees of lease obligations of $27.2 million. See Note 11, “Financing Arrangements” and Note 17, “Guarantees” to our condensed consolidated financial statements. We are guarantor on a revolving credit agreement totaling £20 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line and we are indemnified by Rolls-Royce for 50%.
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
On July 21, 2008, Alenia Aermacchi, S.p.A. (AAeM) filed a Demand for Arbitration with the American Arbitration Association against Rohr, Inc. (Rohr), a wholly-owned subsidiary of ours (our aerostructures business), in connection with a contract for the supply of fan cowls used in the nacelles that Rohr provides to Boeing on the 787 program. According to its Statement of Claims filed on August 15, 2008, AAeM seeks declaratory relief, rescission of the supply contract and monetary damages, based upon allegations of commercial impracticability, lack of compensation for costs associated with design changes and Rohr’s mismanagement of the program. On September 22, 2008, Rohr filed its answer, seeking to uphold the contract and denying liability, and instituted a counterclaim against AAeM, seeking damages for breach of contract and breach of covenant of good faith and fair dealing. On October 31, 2008, AAeM filed its answer generally denying the allegations made against it in Rohr’s counterclaims. On December 17, 2008, we amended our counterclaim to seek declaratory relief regarding ownership of certain intellectual property. An arbitrator was selected on April 20, 2009. The arbitration stay, which had been in place since December 22, 2008, expired on May 1, 2009 and AAeM filed an Amended Statement of Claims on the same day. On May 29, 2009 Goodrich filed its Answering Statement to AAeM’s May 1, 2009 Amended Statement of Claims. Initial discovery began on June 16, 2009 when the parties exchanged their first Requests for Production of Documents. The arbitration hearing is scheduled for February 22, 2010. Notwithstanding the expiration of the arbitration stay and the resumption of the arbitration proceedings, the parties are currently involved in discussions regarding a possible settlement and mutual release of claims. We believe that we have substantial legal and factual defenses to AAeM’s claims, and we intend to defend our interests and pursue our counterclaims vigorously. Given the nature and status of this proceeding, we cannot yet determine the amount or a reasonable range of potential loss, if any. If we are unable to adequately resolve the dispute with AAeM, it could have a material adverse effect on our financial position, results of operations and/or cash flows in a given period.
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

Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $28 million at June 30, 2009. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14 million at June 30, 2009. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $28 million of interest or $14 million of penalty interest.
In April 2009, the Superior Court of California issued a ruling, granting our motion for summary judgment. The State of California has 60 days from entry of the judgment, which occurred in June 2009, to appeal the ruling. Once the State’s appeals have been exhausted, if the Superior Court’s decision is not overturned, we will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.
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

Unbilled Receivables
Our aerostructures business is party to a long-term supply arrangement whereby we receive cash payments for our performance over a period that extends beyond our performance period of the contract. The contract is accounted for using the percentage of completion method of contract accounting. Unbilled receivables include revenue recognized that will be realized from cash payments to be received beyond the period of performance. In estimating our revenues to be received under the contract, cash receipts that are expected to be received beyond the performance period are included at their present value as of the end of the performance period. Unbilled receivables that are expected to be realized by cash receipts within the performance period are classified as current in our condensed consolidated balance sheet whereas those expected to be realized by cash receipts beyond the performance period are classified as long-term. At June 30, 2009 and December 31, 2008, there were no unbilled receivables classified as long-term.
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

Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At June 30, 2009 and December 31, 2008, the carrying amount of participation payments was $118.4 million and $118 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No impairment charges were recorded in the three and six months ended June 30, 2009 or 2008.
Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At June 30, 2009 and December 31, 2008, the carrying amount of sales incentives was $61.9 million and $62.4 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No impairment charges were recorded in the three and six months ended June 30, 2009 or 2008.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At June 30, 2009 and December 31, 2008, the carrying amount of sales flight certification costs was $41.8 million and $34 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No impairment charges were recorded in the three and six months ended June 30, 2009 or 2008.

Entry Fees
Our aerostructures business in our Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized over units of delivery as a reduction to sales. At June 30, 2009 and December 31, 2008, the carrying amount of entry fees was $25.2 million and $25.5 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No impairment charges were recorded in the three and six months ended June 30, 2009 or 2008.
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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first six months of 2009 and 2008 was $38.37 and $69.68 per unit, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2008 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 18, “Derivatives and Hedging Activities” of our condensed consolidated financial statements in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities.
At June 30, 2009, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $0.6 million. At June 30, 2009, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $217.3 million. The fair value of these foreign currency forward contracts was a liability of $8.4 million at June 30, 2009. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos”, “Boeing 787 Contract” and “Tax” in Note 16, “Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended June 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
April 2009	4,430	$40.59	—
May 2009	3,007	41.92	—
June 2009	4,832	51.62	—

Total	12,269	45.26	—	$246 million

(1)	The category includes shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 4. Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of Shareholders was held on April 21, 2009 at 10:00 a.m. Eastern time at the Company’s headquarters in Charlotte, North Carolina. As described in the 2009 Proxy Statement, the following occurred:
•	The eleven nominees for director were elected;

•	The appointment of Ernst & Young LLP as independent registered public accounting firm for the year 2008 was ratified; and

•	The shareholder proposal regarding an amendment to the Restated Certificate of Incorporation for majority election of Directors in uncontested elections received a majority of the votes cast.
The votes were as follows:
Election of Directors:

	Number of Shares Voted For	Number of Shares Voted Withheld
Diane C. Creel	108,628,877	1,603,211
George A. Davidson, Jr.	108,581,531	1,650,556
Harris E. DeLoach, Jr.	109,476,598	755,490
James W. Griffith	106,657,586	3,574,501
William R. Holland	109,284,227	947,860
John P. Jumper	108,874,137	1,357,950
Marshall O. Larsen	107,416,312	2,815,775
Lloyd W. Newton	108,556,797	1,675,290
Douglas E. Olesen	108,881,982	1,350,105
Alfred M. Rankin, Jr.	108,885,868	1,346,219
A. Thomas Young	108,709,933	1,522,154
Appointment of Independent Registered Public Accounting Firm:

108,710,598 shares voted for; 1,351,794 shares voted against; and 169,693 shares abstained from voting.
Shareholder proposal regarding an amendment to the Restated Certificate of Incorporation for majority election of Directors in uncontested elections:

60,292,450 shares voted for; 35,956,365 shares voted against; and 633,921 shares abstained from voting; and 13,349,351 shares were broker non-votes.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on July 23, 2009, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended June 30, 2009 and June 30, 2008, (ii) Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (iii) Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2009 and June 30, 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 23, 2009 GOODRICH CORPORATION

By	/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

By	/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on July 23, 2009, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended June 30, 2009 and June 30, 2008, (ii) Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (iii) Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2009 and June 30, 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Submitted electronically herewith.