Form 10-Q
period 2009-09-30
GOODRICH CORP
filed 2009-10-22
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At September 30, 2009, there were 124,357,280 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	63
Item 4. Controls and Procedures	63
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	64
Item 1A. Risk Factors	64
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 6. Exhibits	65
SIGNATURE	66
EXHIBIT INDEX	67
EX-10.1
EX-10.2
EX-10.3
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of September 30, 2009, and the related condensed consolidated statement of income for the three- and nine- month periods ended September 30, 2009 and 2008, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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

/s/ Ernst & Young LLP
Charlotte, North Carolina
October 22, 2009

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share amounts)
Sales	$1,647.7	$1,772.3	$5,043.3	$5,366.6
Operating costs and expenses:
Cost of sales	1,169.2	1,214.9	3,553.2	3,715.2
Selling and administrative costs	249.6	260.6	752.0	791.6

	1,418.8	1,475.5	4,305.2	4,506.8

Operating Income	228.9	296.8	738.1	859.8
Interest expense	(30.7)	(26.7)	(90.2)	(85.2)
Interest income	0.3	1.4	1.0	5.1
Other income (expense) — net	(7.9)	(5.6)	(18.7)	(18.4)

Income from continuing operations before income taxes	190.6	265.9	630.2	761.3
Income tax expense	(45.7)	(94.1)	(162.4)	(242.5)

Income From Continuing Operations	144.9	171.8	467.8	518.8
Income from discontinued operations — net of income taxes	3.3	0.2	35.0	7.5

Consolidated Net Income	148.2	172.0	502.8	526.3
Net income attributable to noncontrolling interests	(2.8)	(4.0)	(10.5)	(13.8)

Net Income Attributable to Goodrich	$145.4	$168.0	$492.3	$512.5

Amounts attributable to Goodrich:
Income from continuing operations	$142.1	$167.8	$457.3	$505.0
Income from discontinued operations — net of income taxes	3.3	0.2	35.0	7.5

Net Income Attributable to Goodrich	$145.4	$168.0	$492.3	$512.5

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$1.13	$1.33	$3.64	$3.99
Discontinued operations	0.02	—	0.28	0.06

Net Income Attributable to Goodrich	$1.15	$1.33	$3.92	$4.05

Diluted Earnings Per Share
Continuing operations	$1.12	$1.32	$3.61	$3.95
Discontinued operations	0.02	—	0.27	0.06

Net Income Attributable to Goodrich	$1.14	$1.32	$3.88	$4.01

Dividends Declared Per Common Share	$0.25	$0.225	$0.75	$0.675

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2009	2008
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$789.6	$370.3
Accounts and notes receivable, less allowances for doubtful receivables ($16.9 at September 30, 2009 and $17.2 at December 31, 2008)	1,127.8	1,048.9
Inventories — net	2,181.9	1,974.7
Deferred income taxes	144.6	153.5
Prepaid expenses and other assets	63.9	47.2
Income taxes receivable	18.0	73.7

Total Current Assets	4,325.8	3,668.3

Property, plant and equipment — net	1,390.8	1,391.4
Prepaid pension	0.7	0.6
Goodwill	1,423.1	1,390.2
Identifiable intangible assets — net	411.6	402.8
Deferred income taxes	93.7	92.0
Other assets	627.7	537.6

Total Assets	$8,273.4	$7,482.9

Current Liabilities
Short-term debt	$36.7	$37.7
Accounts payable	562.6	646.4
Accrued expenses	949.1	1,005.3
Income taxes payable	96.1	5.6
Deferred income taxes	25.0	25.0
Current maturities of long-term debt and capital lease obligations	0.5	121.3

Total Current Liabilities	1,670.0	1,841.3

Long-term debt and capital lease obligations	1,708.7	1,410.4
Pension obligations	884.6	973.9
Postretirement benefits other than pensions	275.8	309.4
Long-term income taxes payable	164.2	172.3
Deferred income taxes	131.3	62.3
Other non-current liabilities	495.2	561.1
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 144,958,814 shares at September 30, 2009 and 143,611,254 shares at December 31, 2008 (excluding 14,000,000 shares held by a wholly owned subsidiary)	724.8	718.1
Additional paid-in capital	1,577.8	1,525.3
Income retained in the business	2,017.1	1,619.2
Accumulated other comprehensive income (loss)	(638.8)	(978.1)
Common stock held in treasury, at cost (20,601,534 shares at September 30, 2009 and 20,410,556 shares at December 31, 2008)	(800.9)	(793.2)

Total Shareholders’ Equity	2,880.0	2,091.3
Noncontrolling interests	63.6	60.9

Total Equity	2,943.6	2,152.2

Total Liabilities And Equity	$8,273.4	$7,482.9

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in millions)
Operating Activities
Consolidated net income	$502.8	$526.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from discontinued operations	(35.0)	(7.5)
Restructuring and consolidation:
Expenses	15.6	1.3
Payments	(10.1)	(1.7)
Pension and postretirement benefits:
Expenses	149.1	76.9
Contributions and benefit payments	(202.5)	(124.2)
Depreciation and amortization	185.1	192.0
Excess tax benefits related to share-based payment arrangements	(3.3)	(8.4)
Share-based compensation expense	45.1	25.5
Deferred income taxes	12.1	(9.0)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(44.1)	(149.1)
Inventories, net of pre-production and excess-over-average	(28.0)	(144.4)
Pre-production and excess-over-average inventories	(124.9)	(83.3)
Other current assets	1.0	(2.8)
Accounts payable	(99.8)	107.9
Accrued expenses	(53.9)	(55.5)
Income taxes payable/receivable	135.7	151.2
Other non-current assets and liabilities	(17.9)	(34.4)

Net Cash Provided By Operating Activities	427.0	460.8

Investing Activities
Purchases of property, plant and equipment	(115.0)	(189.6)
Proceeds from sale of property, plant and equipment	1.3	2.8
Payments made for acquisitions, net of cash acquired	(29.9)	(131.8)
Investments in and advances to equity investees	(1.5)	—

Net Cash Used In Investing Activities	(145.1)	(318.6)

Financing Activities
Increase (decrease) in short-term debt, net	(1.5)	90.6
Proceeds (repayments) of long-term debt and capital lease obligations	177.4	(198.1)
Proceeds from issuance of common stock	26.4	24.2
Purchases of treasury stock	(7.8)	(138.3)
Dividends paid	(94.1)	(85.7)
Excess tax benefits related to share-based payment arrangements	3.3	8.4
Distributions to noncontrolling interests	(7.8)	(6.8)

Net Cash Provided By (Used In) Financing Activities	95.9	(305.7)

Discontinued Operations
Net cash provided by (used in) operating activities	34.2	(2.6)
Net cash provided by (used in) investing activities	—	15.7
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	34.2	13.1
Effect of exchange rate changes on cash and cash equivalents	7.3	(8.7)

Net increase (decrease) in cash and cash equivalents	419.3	(159.1)
Cash and cash equivalents at beginning of period	370.3	406.0

Cash and cash equivalents at end of period	$789.6	$246.9

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2009. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three and nine months ended September 30, 2009 and 2008, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended September 30, 2009 and 2008 by $12.6 million and $38.7 million, respectively ($7.9 million and $23.7 million after tax, respectively). The changes in estimates increased income from continuing operations before income taxes during the nine months ended September 30, 2009 and 2008 by $26.1 million and $87.4 million, respectively ($16.3 million and $53.6 million after tax, respectively). These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and to some extent, sales pricing improvements on follow-on contracts.
Note 2. New Accounting Standards
New Accounting Standards Adopted in 2009
Accounting Standards Codification
The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.
Fair Value Measurements
The Company adopted a new accounting standard included in ASC 820, “Fair Value Measurements and Disclosures”, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s financial condition and results of operations. See Note 9, “Fair Value Measurements”.

The Company adopted a new accounting standard included in ASC 715, “Compensation-Retirement Benefits”, which requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This standard requires annual disclosures about the Company’s pension and other postretirement plan assets. The adoption will not affect the Company’s financial condition or results of operations.
Two-class Method of Computing Earnings Per Share
The Company adopted a new accounting standard included in ASC 260, “Earnings Per Share”, whereby unvested share-based payment awards that contains rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). The adoption of this standard did not have a material impact on the Company’s disclosure of EPS. See Note 8, “Earnings Per Share”.
Disclosures about Derivative Instruments and Hedging Activities
The Company adopted a new accounting standard included in ASC 815, “Derivatives and Hedging” requiring entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under U.S. GAAP, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. See Note 19, “Derivatives and Hedging Activities”.
Business Combinations and Noncontrolling Interests
The Company adopted a new accounting standard included in ASC 810, “Consolidation”. The Company changed the presentation of its noncontrolling (minority) interests. See Note 15, “Noncontrolling Interests”.
The Company adopted a new accounting standard included in ASC 805, “Business Combinations” which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. See Note 11, “Goodwill”, for business combination transactions during the nine months ended September 30, 2009.
Subsequent Events
The Company adopted a new accounting standard included in ASC 855, “Subsequent Events” which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this standard requires an entity to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the time of filing of these condensed consolidated financial statements.

New Accounting Standards Not Yet Adopted
In June 2009, new accounting guidance was issued that is expected to be included in ASC 810, “Consolidation”. This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in millions)
Sales:
Actuation and Landing Systems	$629.3	$664.2	$1,879.2	$2,035.9
Nacelles and Interior Systems	561.8	596.5	1,789.2	1,882.1
Electronic Systems	456.6	511.6	1,374.9	1,448.6

	$1,647.7	$1,772.3	$5,043.3	$5,366.6

Intersegment sales:
Actuation and Landing Systems	$6.7	$8.5	$20.4	$26.4
Nacelles and Interior Systems	2.6	1.9	6.6	11.3
Electronic Systems	8.1	6.6	24.0	19.3

	$17.4	$17.0	$51.0	$57.0

Operating income:
Actuation and Landing Systems	$59.7	$80.0	$198.6	$238.6
Nacelles and Interior Systems	130.8	162.4	414.7	501.9
Electronic Systems	70.4	79.3	211.4	199.8

	260.9	321.7	824.7	940.3
Corporate general and administrative expenses	(28.0)	(21.1)	(75.2)	(67.8)
ERP implementation costs	(4.0)	(3.8)	(11.4)	(12.7)

Total operating income	$228.9	$296.8	$738.1	$859.8

Note 4. Restructuring
The Company incurred $7.8 million and $0.7 million of restructuring costs for the three months ended September 30, 2009 and 2008, respectively. The restructuring costs for the nine months ended September 30, 2009 and 2008 were $15.6 million and $1.3 million, respectively. The restructuring actions were primarily related to severance costs. The goal of these programs was to reduce operating costs. Restructuring costs by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in millions)
Actuation and Landing Systems	$1.5	$—	$3.1	$—
Nacelles and Interior Systems	3.1	0.7	9.2	1.3
Electronic Systems	3.2	—	3.3	—

	$7.8	$0.7	$15.6	$1.3

Restructuring costs by income statement account were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in millions)
Cost of sales	$4.6	$0.6	$9.8	$1.0
Selling and administrative costs	3.2	0.1	5.8	0.3

	$7.8	$0.7	$15.6	$1.3

Note 5. Other Income (Expense) — net
Other Income (Expense) — net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(3.0)	$(3.8)	$(9.1)	$(14.6)
Expenses related to previously owned businesses	(1.2)	(2.1)	(3.4)	(5.9)
Equity in affiliated companies	(4.3)	0.5	(6.3)	1.5
Other — net	0.6	(0.2)	0.1	0.6

Other income (expense) — net	$(7.9)	$(5.6)	$(18.7)	$(18.4)

Note 6. Share-Based Compensation
During the three and nine months ended September 30, 2009 and 2008, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The compensation cost recorded for share-based compensation plans during the three months ended September 30, 2009 and 2008 was $13.5 million and $9.8 million, respectively. The compensation cost recorded for share-based compensation plans during the nine months ended September 30, 2009 and 2008 was $45.1 million and $25.5 million, respectively. The increase in expense in 2009 was primarily due to the increase in share price for the Performance Units and the Outside Director Phantom Share plans.
Note 7. Discontinued Operations
Income from discontinued operations was $3.3 million (net of income taxes of $1.9 million) and $35 million (net of income taxes of $20.8 million) for the three and nine months ended September 30, 2009, respectively. The income in the nine month period related primarily to the resolution of litigation for an environmental matter at a divested business that had been previously reported as a discontinued operation and favorable resolution of other divestiture liabilities. See Note 17, “Contingencies” for a discussion of this matter.
Income from discontinued operations was $0.2 million and $7.5 million (net of income taxes of $0.6 million) for the three and nine months ended September 30, 2008, respectively. The income during the nine months ended September 30, 2008 included a gain on the sale of a previously discontinued business.
Note 8. Earnings Per Share
The computation of basic and diluted earnings per common share for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per common share — income from continuing operations attributable to Goodrich	$142.1	$167.8	$457.3	$505.0
Percentage allocated to common shareholders (1)	98.6%	98.6%	98.6%	98.6%

Numerator for basic and diluted earnings per common share	$140.0	$165.5	$450.8	$497.9

Denominator
Denominator for basic earnings per common share — weighted-average shares	124.1	124.4	124.0	124.9
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.4	1.0	1.0	1.3

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	125.5	125.4	125.0	126.2

Per common share income from continuing operations
Basic	$1.13	$1.33	$3.64	$3.99

Diluted	$1.12	$1.32	$3.61	$3.95

(1) Basic weighted-average common shares outstanding	124.1	124.4	124.0	124.9
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	125.9	126.1	125.7	126.6

Percentage allocated to common shareholders	98.6%	98.6%	98.6%	98.6%

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
At September 30, 2009 and 2008, the Company had 4.9 million and 4.6 million, respectively, of outstanding stock options. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the nine months ended September 30, 2009 and 2008, 0.9 million anti-dilutive stock options were excluded from the diluted earnings per share calculation.
During the nine months ended September 30, 2009 and 2008, the Company issued 1.3 million and 1.1 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
The Company’s share repurchase program was initially approved by the Board of Directors on October 24, 2006 and increased by the Board of Directors on February 19, 2008, for $600 million in total. During the nine months ended September 30, 2009, there were no share repurchases. From inception of the program through September 30, 2009, the Company has repurchased 6.4 million shares for approximately $354 million under its share repurchase program. During the nine months ended September 30, 2008, the Company repurchased 2.5 million shares.
Note 9. Fair Value Measurements
The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:
Level 1	—	quoted prices in active markets for identical assets and liabilities.

Level 2	—	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	—	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were as follows:

	Fair Value				Fair Value
	September 30,				December 31,
	2009	Level 1	Level 2	Level 3	2008	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash Equivalents (1)	$517.3	$517.3	$—	$—	$291.5	$291.5	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	47.3	—	47.3	—	(156.1)	—	(156.1)	—
Fair Value Hedges	1.0	—	1.0	—	—	—	—	—
Other Forward Contracts	(2.6)	—	(2.6)	—	—	—	—	—
Rabbi Trust Assets (3)	42.4	42.4	—	—	41.9	41.9	—	—
Long-term debt (4)	(1,832.8)	—	(1,832.8)	—	(1,540.1)	—	(1,540.1)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 19, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $1,702.5 million and $1,525.1 million at September 30, 2009 and December 31, 2008, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
Note 10. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in millions)
FIFO or average cost (which approximates current costs):
Finished products	$241.7	$225.2
In-process	1,382.1	1,253.6
Raw materials and supplies	653.0	595.7

	2,276.8	2,074.5

Less:
Reserve to reduce certain inventories to LIFO basis	(54.1)	(56.2)
Progress payments and advances	(40.8)	(43.6)

Total	$2,181.9	$1,974.7

In-process inventory included $764.6 million and $633.1 million at September 30, 2009 and December 31, 2008, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs guaranteed of recovery under long-term contractual arrangements. The September 30, 2009 balance of $764.6 million included $445.4 million related to the Boeing 787 and $116.3 million related to the Airbus A350 XWB contracts.

The Company uses the last-in, first-out (LIFO) method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business unit in the Actuation and Landing Systems segment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 11. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

	Balance			Foreign	Balance
	December 31,	Business		Currency	September 30,
	2008	Combinations		Translation	2009
	(Dollars in millions)
Actuation and Landing Systems	$289.6	$—		$12.4	$302.0
Nacelles and Interior Systems	439.8	—		3.5	443.3
Electronic Systems	660.8	14.1	(1)	2.9	677.8

	$1,390.2	$14.1		$18.8	$1,423.1

(1)	On May 1, 2009, the Company acquired Cloud Cap Technology, Inc. (Cloud Cap) for $29.2 million in cash, including a working capital adjustment, net of cash acquired. Based upon an independent valuation, identifiable intangibles were $13.6 million and will be amortized over a weighted-average useful life of 11 years.
Note 12. Financing Arrangements
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
At September 30, 2009, there were no borrowings and $61.4 million in letters of credit outstanding under the facility. At December 31, 2008, there were no borrowings and $35.6 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $2,003.6 million of income retained in the business and additional paid-in capital was free from such limitations at September 30, 2009. At September 30, 2009, the Company had borrowing capacity under this facility of $438.6 million, after reductions for borrowings and letters of credit outstanding under the facility.

At September 30, 2009, the Company had letters of credit and bank guarantees of $89.3 million, inclusive of $61.4 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.
At September 30, 2009, the Company also maintained $75 million of uncommitted domestic money market facilities and $162.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At September 30, 2009 and December 31, 2008, there were $36.7 million and $37.7 million, respectively, in borrowings outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
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
Lease Commitments
The Company leases certain of its office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $165.1 million at September 30, 2009.
One of these arrangements allows the Company, rather than the lessor, to claim a deduction for tax depreciation on the asset and allows the Company to lease a corporate aircraft with a total commitment amount of $43.8 million. This lease is priced at a spread over LIBOR. Lease payments under this arrangement are expected to commence in the first quarter of 2011.

Note 13. Pensions and Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company are included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Service cost	$10.8	$10.7	$4.2	$7.1	$1.1	$1.4
Interest cost	43.0	41.9	9.7	10.7	1.7	1.6
Expected return on plan assets	(43.6)	(50.0)	(11.2)	(16.2)	(1.3)	(1.7)
Amortization of prior service cost	1.8	1.4	(0.1)	(0.3)	0.2	—
Amortization of actuarial loss	26.3	12.3	1.9	—	0.3	0.2

Net periodic benefit cost	38.3	16.3	4.5	1.3	2.0	1.5
Settlement (gain) loss	—	0.1	—	—	—	—
Special termination benefit charge	—	—	1.0	—	—	—

Total benefit cost	$38.3	$16.4	$5.5	$1.3	$2.0	$1.5

	U.S. Plans		U.K. Plans		Other Plans
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009 _	2008
	(Dollars in millions)
Service cost	$32.2	$32.1	$11.8	$22.1	$2.9	$4.3
Interest cost	128.9	125.7	27.5	32.8	4.9	4.8
Expected return on plan assets	(130.7)	(150.1)	(31.5)	(50.1)	(3.8)	(5.2)
Amortization of prior service cost	5.5	4.2	(0.4)	(0.8)	0.6	0.1
Amortization of actuarial loss	78.9	36.7	5.4	—	0.9	0.7

Net periodic benefit cost	114.8	48.6	12.8	4.0	5.5	4.7
Settlement (gain) loss	—	0.1	—	—	(0.4)	—
Special termination benefit charge	—	—	1.0	—	—	—

Total benefit cost	$114.8	$48.7	$13.8	$4.0	$5.1	$4.7

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	Three and Nine Months		Three and Nine Months		Three and Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2009	2008	2009	2008	2009	2008
Discount rate	6.47%	6.30%	5.88%	5.50%	6.17%	5.28%
Expected long-term rate of return on assets	8.75%	9.00%	8.50%	8.50%	8.12%	8.24%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.31%	3.38%
The special termination benefit charge for the three and nine months ended September 30, 2009 related primarily to reductions in force in one of the Company’s U.K. businesses.

Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost. Other postretirement benefits (OPEB) related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Service cost	$0.4	$0.3	$1.1	$1.2
Interest cost	4.8	5.5	14.5	16.5
Amortization of prior service cost	(0.1)	—	(0.2)	(0.1)
Amortization of actuarial (gain) loss	—	0.5	—	1.9

Net periodic benefit cost	$5.1	$6.3	$15.4	$19.5

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three and Nine Months Ended September 30,
	2009	2008
Discount rate	6.38%	6.12%
Healthcare trend rate	7.8% in 2009 to 5% in 2015	8.3% in 2008 to 5% in 2015
Note 14. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Net income attributable to Goodrich	$145.4	$168.0	$492.3	$512.5
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	33.0	(147.7)	117.0	(117.4)
Pension/OPEB liability adjustments during the period, net of tax for the three and nine months ended September 30, 2009 of $(12.5) and $10.0, respectively; net of tax for the three and nine months ended September 30, 2008 of $(5.7) and $(11.8), respectively	20.4	8.1	80.7	15.0
Gain (loss) on cash flow hedges, net of tax for the three and nine months ended September 30, 2009 of $(18.4) and $(72.9), respectively; net of tax for the three and nine months ended September 30, 2008 of $49.4 and $55.7, respectively	40.0	(91.7)	141.6	(103.7)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Total comprehensive income (loss)	$238.8	$(63.3)	$831.6	$306.4

Accumulated other comprehensive income (loss) consisted of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains	$168.6	$51.6
Pension/OPEB liability adjustments, net of deferred taxes of $496.9 and $486.9, respectively	(824.8)	(905.5)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of $(7.1) and $65.8, respectively	17.4	(124.2)

Total accumulated other comprehensive income (loss)	$(638.8)	$(978.1)

No income taxes are provided on unrealized foreign currency translation gains as foreign earnings are considered permanently invested.
Note 15. Noncontrolling Interests
The changes in the Company’s noncontrolling interests were as follows:

	Nine months ended
	September 30,
	2009	2008
	(Dollars in millions)
Balance at January 1	$60.9	$52.5
Distributions to noncontrolling interests	(7.8)	(6.8)
Comprehensive income:
Net income attributable to noncontrolling interests	10.5	13.8
Other comprehensive income, net of tax	—	—

Comprehensive income	10.5	13.8

Balance at September 30	$63.6	$59.5

Note 16. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2009 was 24%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included foreign and domestic tax credits which reduced the effective tax rate by approximately 8 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 4 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 2 percentage points.
The Company’s effective tax rate for the three months ended September 30, 2008 was 35.4%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 3 percentage points.
For the nine months ended September 30, 2009, the Company reported an effective tax rate of 25.8%, including domestic tax credits which reduced the effective tax rate by approximately 5 percentage points and benefits from an adjustment to state tax reserves which reduced the effective tax rate by approximately 2 percentage points.
For the nine months ended September 30, 2008, the Company reported an effective tax rate of 31.9%, including a benefit of approximately 3 percentage points for amended state returns primarily for additional research and development credits and changes in apportionment, and a benefit of approximately 3 percentage points related to amended returns following the settlement of a foreign tax audit.

At September 30, 2009, the Company had a $279.2 million liability recorded for unrecognized tax benefits, which included interest and penalties of $145.6 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $204.7 million. At December 31, 2008, the Company had a $289.4 million liability recorded for unrecognized tax benefits, which included interest and penalties of $158.1 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $212.1 million. The Company reported interest and penalties related to unrecognized tax benefits in income tax expense.
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
The Company’s condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $62.8 million and $62.3 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, $14.5 million and $20.9 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At September 30, 2009 and December 31, 2008, $24.8 million and $24 million, respectively, was associated with ongoing operations and $38 million and $38.3 million, respectively, was associated with previously owned businesses.
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
During the nine months ended September 30, 2009, a judgment in favor of the Company became final when the initial verdict was upheld on appeal. As a result of the favorable verdict, the Company received $79.3 million from Commercial Union Insurance Company for reimbursement of environmental remediation costs, attorney fees and interest; however, the Company paid a portion of the insurance proceeds to a former subsidiary. See Note 7, “Discontinued Operations”.
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
At September 30, 2009 and December 31, 2008, the deferred settlement credit was $45.7 million and $49.4 million, respectively, for which $6.2 million and $6.4 million, respectively, was reported in accrued expenses and $39.5 million and $43 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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

Aerostructures Long-term Contracts
The Company’s aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Boeing 787 and Airbus A350 XWB, and in the early production phase including the Airbus A380. These contracts are accounted for in accordance with long-term construction contract accounting.
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
Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:
•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, potential supplier claims, the supplier’s financial viability and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.
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
If the Company is unable to reach a fair and equitable resolution with Boeing, if any key suppliers on the 787 program fail to comply with the material terms of their supply contracts, or if any of the actual costs or revenues differ from the estimates, it could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows in a given period.
During the third quarter 2009, the Company entered into an agreement to settle the previously disclosed arbitration with Alenia Aermacchi, S.p.A. (AAeM), a supplier of fan cowls used in the nacelles that the Company provides to Boeing on the 787 program. The material terms of the settlement agreement include: (a) termination of the underlying program contracts between AAeM and the Company and the orderly transfer of the 787 fan cowl program to another supplier; (b) the supply of a specified number of fan cowls during the transfer period; (c) installment payments to AAeM over an approximately two-year period, subject to AAeM’s continued support for testing and certification and execution of the program transfer; and (d) termination of the arbitration with a mutual release of claims and covenant not to sue. The payments to be made to AAeM under the settlement agreement are not material to the Company’s results of operations, financial condition or cash flows. As a result of the settlement with AAeM, the Company identified a preferred supplier for future fan cowl support and negotiated pricing on the 787 and several other programs, taking into account the supplier’s position as a preferred supplier.
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of September 30, 2009, the Company has recorded $23 million of pre-production costs related to this program.
Based on recent defense budget discussions, funding for the JSTARS program is uncertain. While the Company believes that program funding will continue, there can be no assurances of such. If the program were to be cancelled, the Company would need to write-off its pre-production costs.

Tax
The Company is continuously undergoing examination by the United States Internal Revenue Service (IRS) as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. See Note 15 “Income Taxes”, for additional detail.
Tax Years 2005 to 2006
During 2009, the IRS completed field work with respect to its examination of the tax years 2005 and 2006 and issued a Revenue Agent’s Report. In July 2009, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve the proper timing of deductions. The Company cannot predict the timing or ultimate outcome of these matters.
Tax Years 2000 to 2004
During 2007, the IRS and the Company reached agreement on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. The Company submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. The Company and the IRS were unable to reach agreement on the remaining issues and in September 2009, the Company received a statutory notice of deficiency. The Company has 90 days from receipt of the notice to file a petition to the U.S. Tax Court or pay the tax and consider filing a lawsuit for a refund, which must be commenced within two years. If the IRS were to prevail, the Company believes the amount of the estimated tax liability is fully reserved. The Company cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.
Tax Years Prior to 2000
The previous examination cycle included the consolidated income tax groups for the audit periods identified below:

Coltec Industries Inc. and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998 — 1999 (including Rohr, Inc. (Rohr) and Coltec)
The IRS and the Company previously reached final settlement on all but one of the issues raised in this examination cycle. The Company received statutory notices of deficiency dated June 14, 2007 related to the remaining unresolved issue which involves the proper timing of certain deductions. The Company filed a petition with the U.S. Tax Court in September 2007 to contest the notices of deficiency. If the IRS were to prevail, the Company believes the amount of the estimated tax liability is fully reserved. Although it is reasonably possible that this matter could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $29 million at September 30, 2009. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14.5 million at September 30, 2009. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $29 million of interest or $14.5 million of penalty interest. In April 2009, the Superior Court of California issued a ruling, granting the Company’s motion for summary judgment. In August 2009 the State of California appealed the ruling. Once the State’s appeals have been exhausted and if the Superior Court’s decision is not overturned, the Company will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.
Following settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997, California audited the Company’s amended tax returns and issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. The Company submitted a protest of the assessment to the California Franchise Tax Board in November 2008. The Company believes that it is adequately reserved for this contingency. The Company cannot predict the timing or ultimate outcome of this matter.
Note 18. Guarantees
The Company extends financial and product performance guarantees to third parties. At September 30, 2009, the following environmental remediation and other indemnifications and financial guarantees were outstanding, in millions:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
Environmental remediation and other indemnifications (Note 17, “Contingencies”)	No limit	$18.1
Guarantees of residual value on leases	$27.3	$2.1
Guarantees of JV debt and other financial instruments	$24.0	$—
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
The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2009, in millions, are as follows:

Balance at December 31, 2008	$139.2
Net provisions for warranties issued during the period	33.6
Net provisions (return to earnings) for warranties existing at the beginning of the year	(0.8)
Payments	(37.4)
Foreign currency translation	5.2

Balance at September 30, 2009	$139.8

The current and long-term portions of service and product warranties were as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in millions)
Accrued expenses	$66.9	$66.4
Other non-current liabilities	72.9	72.8

Total	$139.8	$139.2

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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The notional value of the forward contracts at September 30, 2009 and December 31, 2008 was $1,892.8 million and $1,897.2 million, respectively. At September 30, 2009 and December 31, 2008, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	September 30,	December 31,
	2009	2008
	(Dollars in millions)
Prepaid expenses and other assets	$26.3	$9.8
Other assets	72.8	6.2
Accrued expenses	27.6	70.0
Other non-current liabilities	24.2	102.1
The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax for the three and nine months ended September 30, 2009 of $(18.4) and $(72.9), respectively; net of tax for the three and nine months ended September 30, 2008 of $49.4 and $55.7, respectively	$40.0	$(91.7)	$141.6	$(103.7)
Amount of gain/(loss) reclassified from AOCI into earnings	$(7.8)	$12.9	$(47.9)	$54.2
As of September 30, 2009, the fair value of the Company’s forward contracts of a $47.3 million net asset and $20.9 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, totaling $26.4 million (net of deferred taxes of $10.7 million), is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of September 30, 2009, the portion of the $47.3 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a loss of $1.3 million. These forward contracts mature on a monthly basis with maturity dates that range from October 2009 to December 2013. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three and nine months ended September 30, 2009 and 2008.

Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes are adjusted to reflect the fair values of the interest rate swaps. At September 30, 2009, the Company had an outstanding interest rate swap with a notional value of $50 million and a fair value asset of $1 million, which is recorded in other assets in the Company’s condensed consolidated balance sheet, maturing on December 15, 2012. At December 31, 2008, the Company had no outstanding interest rate swaps.
For the three months ended September 30, 2009 and 2008, net gains of $0.5 million and $0.4 million ($0.3 million and $0.2 million, after tax, respectively) were recorded as a reduction to interest expense. For the nine months ended September 30, 2009 and 2008, net gains of $1.9 million and $0.9 million ($1.2 million and $0.6 million, after tax, respectively) were recorded as a reduction to interest expense. These amounts included previously terminated swaps which are amortized over the life of the underlying debt.
Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, the Company enters into other forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Since these contracts are not designated as hedges, the gains or losses on these contracts are recorded in cost of sales. These contracts are utilized to mitigate the earnings impact of the translation of net monetary assets and liabilities. As of September 30, 2009, the Company had contracts outstanding with a notional value of $36.3 million and a fair value liability of $2.6 million. As of December 31, 2008, the Company had no such contracts outstanding.
During the three months ended September 30, 2009, the Company recorded a transaction loss on its monetary assets of $11.5 million, which was partially offset by gains on the other forward contracts described above of $2.9 million. During the three months ended September 30, 2008, the Company recorded a transaction gain on its monetary assets of $26.7 million, which was partially offset by losses on the other forward contracts described above of $18 million.
During the nine months ended September 30, 2009, the Company recorded a transaction loss on its monetary assets of $18.7 million, which was partially offset by gains on the other forward contracts described above of $15.9 million. During the nine months ended September 30, 2008, the Company recorded a transaction gain on its monetary assets of $14.9 million, which was partially offset by losses on the other forward contracts described above of $9.7 million.

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
The key growth drivers in this market channel include the number of orders for their airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates for in-service airplanes such as the Airbus A320 and Boeing 737NG, and introductions of new airplane models such as the Boeing 787 and 747-8, and the Airbus A350 XWB, and engine types such as the Pratt and Whitney PurePower™ PW1000G.
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
Based on Boeing’s revised schedule, announced on August 27, 2009, we continue to expect 787 deliveries to commence during 2010. Based on the information available to us, we do not expect the most recent delay to have a material impact on our results of operations and cash flows.

Commercial, Regional, Business and General Aviation Airplane Aftermarket
The commercial, regional, business and general aviation airplane aftermarket channel includes sales of products and services for existing commercial and general aviation airplanes, primarily to airlines and package carriers around the world.
The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size, type and activity levels of the worldwide airplane fleet. Other important factors affecting growth in this market channel are the age and types of the airplanes in the fleet, fuel prices, airline maintenance practices, Gross Domestic Product (GDP) trends in countries and regions around the world and domestic and international air freight activity.
Capacity in the global airline system, as measured by ASMs, is expected to decrease in 2009 and grow slightly in 2010. ASM expectations could be adversely affected if airlines choose to fly their in-service airplanes less frequently, or temporarily ground airplanes due to decreased demand, high fuel prices and other factors including the downturn of the global economy.
While we have significant product content on most of the airplane models that are currently in service, we enjoy the benefit of having excellent positions on the newer, more fuel-efficient airplanes currently in service. Even though many airlines have announced that they will remove some of their older airplanes, such as Boeing MD-80 and 737 Classic airplanes, from their fleets, we do not expect these removals to have a significant impact on our results in 2009 or 2010.
Defense and Space
Worldwide defense and space sales include sales to prime contractors such as Boeing, Northrop Grumman, Lockheed Martin, the U.S. Government and foreign companies and governments.
The key growth drivers in this channel include the level of defense spending by the U.S. and foreign governments, the number of new platform starts, the level of military flight operations, the level of upgrade, overhaul and maintenance activities associated with existing platforms and demand for optical surveillance and reconnaissance systems.
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

Long-term Sustainable Growth
We believe that we are well positioned to grow our sales over the long-term due to:
•	Awards for key products on important new and expected programs, including the Airbus A350 XWB, the Boeing 787 and 747-8, the Pratt & Whitney PurePower™ PW1000G and the Lockheed Martin F-35 Lightning II;
•	The large installed base of commercial airplanes and our strong positions on newer, more fuel-efficient airplanes, which should fuel sustained long-term aftermarket strength;
•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;
•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;
•	Increased number of long-term agreements for product and service sales on new and existing commercial airplanes;
•	Increased opportunities for aftermarket growth due to airline outsourcing;
•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and
•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems and intelligence, surveillance and reconnaissance products.
Third Quarter 2009 Sales Content by Market Channel
During the third quarter 2009, approximately 95% of our sales were from our three primary market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	16%
Boeing Commercial OE	11%
Regional, Business and General Aviation Airplane OE	5%

Total Commercial, Regional, Business and General Aviation Airplane OE	32%

Large Commercial Airplane Aftermarket	27%
Regional, Business and General Aviation Airplane Aftermarket	5%

Total Commercial, Regional, Business and General Aviation Airplane Aftermarket	32%

Total Defense and Space	31%

Other	5%

Total	100%

Results of Operations — Third Quarter 2009 as Compared to Third Quarter 2008

	Third Quarter			%
	2009	2008	Change	Change
	(Dollars in millions, except diluted EPS)
Sales	$1,647.7	$1,772.3	$(124.6)	7.0

Segment operating income (1)	$260.9	$321.7	$(60.8)	18.9
Corporate general and administrative costs	(32.0)	(24.9)	(7.1)	28.5

Total operating income	228.9	296.8	(67.9)	22.9
Net interest expense	(30.4)	(25.3)	(5.1)	20.2
Other income (expense) — net	(7.9)	(5.6)	(2.3)	41.1

Income from continuing operations before income taxes	190.6	265.9	(75.3)	28.3
Income tax expense	(45.7)	(94.1)	48.4	51.4

Income from continuing operations	144.9	171.8	(26.9)	15.7
Income from discontinued operations	3.3	0.2	3.1	1550.0

Consolidated net income	148.2	172.0	(23.8)	13.8
Net income attributable to noncontrolling interests	(2.8)	(4.0)	1.2	30.0

Net income attributable to Goodrich	$145.4	$168.0	$(22.6)	13.5

Effective tax rate	24.0%	35.4%

Diluted EPS:
Continuing operations	$1.12	$1.32	$(0.20)	15.2

Net income attributable to Goodrich	$1.14	$1.32	$(0.18)	13.6

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.
Sales
The sales decrease in the third quarter 2009 as compared to the third quarter 2008 was driven by changes in our major market channels as follows:
•	Regional, business and general aviation airplane original equipment sales decreased by approximately $69 million, or 45%; and

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately $122 million, or 19%; partially offset by

•	Large commercial airplane original equipment sales increased by approximately $37 million, or 9%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $40 million, or 9%.

Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to unfavorable foreign exchange, as discussed below, and higher share-based compensation due to an increased share price, partially offset by reductions in discretionary spending.
Net interest expense
Net interest expense increased primarily as a result of higher net borrowings partially offset by favorable interest rates.
Other income (expense) — net
Other income (expense) — net increased primarily as a result of lower income from equity in affiliated companies of approximately $5 million, primarily due to our share of the operating results of the engine controls joint venture (JV) with Rolls-Royce that was formed at the end of 2008. This increase was partially offset by lower expenses related to previously owned businesses of approximately $2 million.
Income from continuing operations
In addition to the items described above, income from continuing operations during the third quarter 2009 as compared to the third quarter 2008 was also affected by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower effective tax rate	$—	$21.8	$0.17

Higher pension expense	$(26.6)	$(16.8)	$(0.13)

Changes in estimates on long-term contracts	$(26.1)	$(15.8)	$(0.13)

Foreign exchange, including net monetary asset remeasurement	$(19.7)	$(12.1)	$(0.09)

Higher restructuring costs	$(7.1)	$(4.5)	$(0.04)

Lower effective tax rate
For the three months ending September 30, 2009, we reported an effective tax rate of 24%, as compared to 35.4% for the three months ending September 30, 2008. The decrease in effective tax rate was primarily attributable to foreign and domestic tax credits and earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate. See Note 16, “Income Taxes” to our condensed consolidated financial statements.

Higher pension expense
The increase in pension expense was primarily due to the investment losses of our plan assets in 2008 partially offset by the effect of a higher discount rate.
Changes in estimates on long-term contracts
During the three months ended September 30, 2009 and 2008, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses, which resulted in before tax income of $12.6 million and $38.7 million, respectively. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and to some extent, sales pricing improvements on follow-on contracts.
Foreign exchange
The net unfavorable foreign exchange was due to the following:
•	Approximately $38 million of decreased net transaction gains relating to re-measuring monetary assets/liabilities into the local functional currency, partially offset by approximately $21 million of higher net gains on forward contracts we entered into to offset the impact of net monetary asset gains/losses; and

•	Approximately $21 million of lower net gains on cash flow hedges settled during 2009, partially offset by approximately $18 million of favorable foreign currency translation of net costs in currencies other than the U.S. Dollar.
Higher restructuring costs
The increase in restructuring costs was primarily due to severance costs in the third quarter of 2009. See Note 4, “Restructuring” to our condensed consolidated financial statements.

Results of Operations — Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

	Nine Months Ended
	September 30,		$	%
	2009	2008	Change	Change
	(Dollars in millions, except diluted EPS)
Sales	$5,043.3	$5,366.6	$(323.3)	6.0

Segment operating income (1)	$824.7	$940.3	$(115.6)	12.3
Corporate general and administrative costs	(86.6)	(80.5)	(6.1)	7.6

Total operating income	738.1	859.8	(121.7)	14.2
Net interest expense	(89.2)	(80.1)	(9.1)	11.4
Other income (expense) — net	(18.7)	(18.4)	(0.3)	1.6

Income from continuing operations before income taxes	630.2	761.3	(131.1)	17.2
Income tax expense	(162.4)	(242.5)	80.1	33.0

Income from continuing operations	467.8	518.8	(51.0)	9.8
Income from discontinued operations	35.0	7.5	27.5	366.7

Consolidated net income	502.8	526.3	(23.5)	4.5
Net income attributable to noncontrolling interests	(10.5)	(13.8)	3.3	23.9

Net income attributable to Goodrich	$492.3	$512.5	$(20.2)	3.9

Effective tax rate	25.8%	31.9%

Diluted EPS:
Continuing operations	$3.61	$3.95	$(0.34)	8.6

Net income attributable to Goodrich	$3.88	$4.01	$(0.13)	3.2

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.
Sales
The sales decrease in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was driven by changes in our major market channels as follows:
•	Large commercial airplane original equipment sales decreased by approximately $31 million, or 2%;

•	Regional, business and general aviation airplane original equipment sales decreased by approximately $124 million, or 27%; and

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately $276 million, or 14%; partially offset by

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $134 million, or 10%.

Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to unfavorable foreign exchange and higher share-based compensation, as discussed below, partially offset by reductions in discretionary spending.
Net interest expense
Net interest expense increased primarily as a result of higher net borrowings partially offset by favorable interest rates.
Other income (expense) — net
Other income (expense) — net increased slightly primarily as a result of lower expenses related to previously owned businesses of approximately $8 million, offset by lower income from equity in affiliated companies of approximately $8 million, primarily due to our share of the operating results of the JV that was formed at the end of 2008.
Income from continuing operations
In addition to the items described above, income from continuing operations during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was also affected by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower effective tax rate	$—	$38.3	$0.31

Higher pension expense	$(76.3)	$(48.5)	$(0.39)

Changes in estimates on long-term contracts	$(61.3)	$(37.3)	$(0.29)

Higher share-based compensation	$(19.6)	$(12.6)	$(0.11)

Higher restructuring costs	$(14.3)	$(9.0)	$(0.07)

Foreign exchange, including net monetary asset remeasurement	$(13.6)	$(7.9)	$(0.06)

Lower effective tax rate
For the nine months ended September 30, 2009, we reported an effective tax rate of 25.8% as compared to 31.9% for the nine months ended September 30, 2008. The decrease in the effective tax rate was primarily due to foreign and domestic tax credits and benefits from an adjustment to state tax reserves. See Note 16, “Income Taxes” to our condensed consolidated financial statements.
Higher pension expense
The increase in pension expense was primarily due to the investment losses of our plan assets in 2008 partially offset by the effect of a higher discount rate.

Changes in estimates on long-term contracts
During the nine months ended September 30, 2009 and 2008, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses, which resulted in before tax income of $26.1 million and $87.4 million, respectively. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and to some extent, sales pricing improvements on follow-on contracts.
Higher share-based compensation
The increase in share-based compensation was primarily due to the increase in our share price.
Higher restructuring costs
The increase in restructuring costs was primarily due to severance costs during the nine months ended September 30, 2009. See Note 4, “Restructuring” to our condensed consolidated financial statements.
Foreign exchange
The net unfavorable foreign exchange was due to the following:
•	Approximately $102 million of lower net gains on cash flow hedges settled during 2009, partially offset by approximately $94 million of favorable foreign currency translation of net costs in currencies other than the U.S. Dollar; and

•	Approximately $32 million of decreased net transaction gains relating to re-measuring monetary assets/liabilities into the local functional currency, partially offset by approximately $26 million of higher net gains on forward contracts we entered into to offset the impact of net monetary asset gains/losses.
Income from discontinued operations
Income from discontinued operations increased primarily due to the favorable resolution of a past environmental claim partially offset by a gain on the sale of a previously discontinued business in March 2008 that did not recur in 2009.
2009 OUTLOOK
We expect the following approximate results for the year ending December 31, 2009:

2009 Outlook
Sales	$6.7 billion
Diluted EPS — Income From Continuing Operations	$4.33 to $4.48 per share
Diluted EPS — Net Income	$4.60 to $4.75 per share
Capital Expenditures	$190 to $200 million
Operating Cash Flow minus Capital Expenditures	Exceed 75% of net income from continuing operations

Full year 2009 sales expectations are approximately $6.7 billion, compared to the prior outlook of $6.9 billion, representing an expected sales decrease of about 5 percent compared to 2008. The 2009 sales expectations, compared to 2008, include unfavorable sales impacts of approximately $154 million, or approximately 2 percent of sales, related to foreign currency exchange rate fluctuations and lower sales of approximately $125 million, or approximately 2 percent of sales, related to the formation of the engine controls JV that was formed in the fourth quarter of 2008.
Our 2009 outlook assumes, among other factors:
•	Higher pre-tax pension expense of $102 million, or $0.51 per diluted share, compared to 2008;

•	Restructuring charges totaling about $0.10 to $0.15 per diluted share. About $0.08 per diluted share of the expected charges were incurred during the first nine months of 2009; and

•	A full year 2009 effective tax rate of 26% to 27%.
Sales
Our current market assumptions, for each of our major market channels, for the full year 2009 outlook, compared with the full year 2008, include the following:
•	Large commercial airplane original equipment sales are expected to increase slightly;

•	Regional, business and general aviation airplane original equipment sales are expected to decrease by almost 30%. Regional airplane original equipment sales are expected to decrease by about 20%, and business and general aviation original equipment sales are expected to decrease by more than 40%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to decrease by 13% to 15%; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase by approximately 11% to 12%.
Cash Flow
We continue to expect net cash provided by operating activities, minus capital expenditures to exceed 75% of net income from continuing operations. Our outlook reflects ongoing investments to support the current schedule for the Boeing 787 and Airbus A350 XWB airplane programs, and low-cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long term. We now expect capital expenditures for 2009 to be in a range of $190 million to $200 million compared to our prior expectation of $200 million to $220 million.

2010 OUTLOOK
We expect the following approximate results for the years ending December 31, 2010 and December 31, 2009:

	2010 Outlook	2009 Outlook
Sales	$7 billion	$6.7 billion
Diluted EPS — Income From Continuing Operations	$4.15 to $4.40 per share	$4.33 to $4.48 per share
Diluted EPS — Net Income	$4.15 to $4.40 per share	$4.60 to $4.75 per share
Capital Expenditures	$250 to $275 million	$190 to $200 million
Operating Cash Flow minus Capital Expenditures	Approximate 85% of net income	Exceed 75% of income from continuing operations
Our 2010 outlook assumes, among other factors:
•	Higher worldwide pre-tax pension expense of up to $28 million, or $0.14 per diluted share, compared to expectations for 2009. The higher pension expense assumes a 2009 return on U.S. plan assets consistent with our 2009 assumption of 8.75% and a 2010 U.S. discount rate of approximately 5.6%, both of which reflect experience through September 30, 2009. Our U.S. discount rate for 2009 was 6.47%. Pension expense for 2010 will be finalized based on actual asset values and discount rates on December 31, 2009.

•	A full year 2010 effective tax rate of 29% to 30%, reducing income per diluted share by about $0.19, compared to expectations for 2009.
Sales
Our current market assumptions, for each of our major market channels, for the full year 2010 outlook, compared to expectations for the full year 2009, include the following:
•	Large commercial airplane original equipment sales are expected to increase by about 8% to 10%. This outlook assumes that current narrowbody production rates are maintained through early 2011, and that Boeing 787 deliveries begin in late 2010. Additionally, part of the expected growth in sales is related to the 2008 Boeing strike, which adversely impacted first quarter 2009 sales, but is not expected to have any impact on 2010 sales;

•	Regional, business and general aviation airplane original equipment sales are expected to decrease by approximately 8% to 10%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase by about 4% to 7%. This outlook assumes that worldwide ASMs increase in the range of 1% to 3%. We expect continued aftermarket sales weakness in the first part of 2010 and that sales will begin to grow towards the middle of 2010; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase by about 5%.

Cash Flow
We expect net cash provided by operating activities, minus capital expenditures to approximate 85% of net income. Our outlook reflects ongoing investments to support the current schedule for the Boeing 787 and Airbus A350 XWB airplane programs, and low-cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long term. We expect capital expenditures for 2010 to be in a range of $250 million to $275 million.
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
Third Quarter 2009 Compared with Third Quarter 2008

	Third Quarter		Increase/	%	% of Sales
	2009	2008	(Decrease)	Change	2009	2008
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$629.3	$664.2	$(34.9)	(5.3)
Nacelles and Interior Systems	561.8	596.5	(34.7)	(5.8)
Electronic Systems	456.6	511.6	(55.0)	(10.8)

	$1,647.7	$1,772.3	$(124.6)	(7.0)

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$59.7	$80.0	$(20.3)	(25.4)	9.5	12.0
Nacelles and Interior Systems	130.8	162.4	(31.6)	(19.5)	23.3	27.2
Electronic Systems	70.4	79.3	(8.9)	(11.2)	15.4	15.5

	$260.9	$321.7	$(60.8)	(18.9)	15.8	18.2

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the third quarter 2009 decreased from the third quarter 2008 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales across all businesses of approximately $40 million;

•	Lower regional, business and general aviation airplane OE sales across all businesses of approximately $21 million; and

•	Lower non-aerospace OE and aftermarket sales of approximately $4 million, primarily in our engine components business; partially offset by

•	Higher defense and space OE and aftermarket sales, across all businesses, of approximately $19 million; and

•	Higher large commercial airplane OE sales of approximately $16 million, primarily in our landing gear and actuation systems businesses.
Actuation and Landing Systems segment operating income for the third quarter 2009 decreased from the third quarter 2008 primarily as a result of the following:
•	Lower income of approximately $17 million related to changes in estimates for certain long-term contracts in our wheels and brakes business;

•	Lower sales volume and unfavorable product mix across most businesses, resulting in lower income of approximately $16 million; and

•	Unfavorable foreign exchange of approximately $8 million; partially offset by

•	Favorable pricing and lower operating costs across most businesses, partially offset by higher pension expense, which resulted in higher income of approximately $21 million.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the third quarter 2009 decreased from the third quarter 2008 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $57 million, primarily in our aerostructures and interiors businesses; and

•	Lower regional, business, and general aviation airplane OE sales of approximately $15 million, primarily in our aerostructures and interiors businesses; partially offset by

•	Higher large commercial airplane OE sales of approximately $40 million, primarily in our aerostructures business.

Nacelles and Interior Systems segment operating income for the third quarter 2009 decreased from the third quarter 2008 primarily due to the following:
•	Lower sales volume and unfavorable product mix, primarily in our interiors and aerostructures businesses, which resulted in lower income of approximately $37 million; and

•	Lower income of approximately $8 million related to changes in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2008; partially offset by

•	Favorable pricing, partially offset by higher operating costs, across most businesses, including higher pension and restructuring expenses, which resulted in higher income of approximately $13 million.
Electronic Systems: Electronic Systems segment sales for the third quarter 2009 decreased from the third quarter 2008 primarily due to the following:
•	Lower engine controls original equipment sales of approximately $34 million which are no longer being reported by us. Sales in 2009 are recorded by the JV that was formed in the fourth quarter of 2008;

•	Lower regional, business and general aviation airplane OE sales of approximately $25 million, primarily in our engine controls and electrical power business; and

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $20 million, primarily in our sensors and integrated systems, engine controls and electrical power businesses; partially offset by

•	Higher defense and space sales across all businesses of approximately $28 million, including sales of approximately $3 million associated with the acquisition of Cloud Cap Technologies, Inc. (Cloud Cap), which occurred in the second quarter of 2009.
Electronic Systems segment operating income for the third quarter 2009 decreased from the third quarter 2008 primarily due to the following:
•	Lower sales volume and unfavorable product mix across most businesses, which resulted in lower income of approximately $22 million; partially offset by

•	Favorable pricing and lower operating costs across most businesses, partially offset by higher pension and restructuring expenses, which resulted in higher income of $8 million; and

•	The favorable effect of the JV on the segment’s operating income of approximately $5 million. We recorded our portion of the JV’s 2009 operating results in other income (expense) — net.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

	Nine Months Ended
	September 30,		Increase/	%	% of Sales
	2009	2008	(Decrease)	Change	2009	2008
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$1,879.2	$2,035.9	$(156.7)	(7.7)
Nacelles and Interior Systems	1,789.2	1,882.1	(92.9)	(4.9)
Electronic Systems	1,374.9	1,448.6	(73.7)	(5.1)

	$5,043.3	$5,366.6	$(323.3)	(6.0)

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$198.6	$238.6	$(40.0)	(16.8)	10.6	11.7
Nacelles and Interior Systems	414.7	501.9	(87.2)	(17.4)	23.2	26.7
Electronic Systems	211.4	199.8	11.6	5.8	15.4	13.8

	$824.7	$940.3	$(115.6)	(12.3)	16.4	17.5

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the nine months ended September 30, 2009 decreased from the nine months ended September 30, 2008 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales, across all businesses, of approximately $92 million;

•	Lower regional, business and general aviation airplane OE sales, across all businesses, of approximately $30 million;

•	Lower large commercial airplane OE sales of approximately $25 million, primarily in our landing gear business; and

•	Lower non-aerospace OE and aftermarket sales of approximately $15 million, primarily in our engine components business; partially offset by

•	Higher defense and space OE and aftermarket sales, primarily in our landing gear and engines components businesses, of approximately $10 million.
Actuation and Landing Systems segment operating income for the nine months ended September 30, 2009 decreased from the nine months ended September 30, 2008 primarily as a result of the following:
•	Lower sales volume and unfavorable product mix, primarily in our landing gear and aircraft wheels and brakes businesses, resulting in lower income of approximately $59 million;

•	Lower income of approximately $29 million related to changes in estimates for certain long-term contracts in our wheels and brakes business; and

•	Unfavorable foreign exchange of approximately $4 million; partially offset by

•	Favorable pricing and lower operating costs across most businesses, partially offset by higher pension and restructuring expenses, which resulted in higher income of approximately $52 million.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the nine months ending September 30, 2009 decreased from the nine months ending September 30, 2008 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $118 million, primarily in our aerostructures and interiors businesses; and

•	Lower regional, business, and general aviation airplane OE sales of approximately $29 million, primarily in our aerostructures business; partially offset by

•	Higher large commercial airplane OE sales of approximately $39 million, primarily in our aerostructures business; and

•	Higher defense and space OE and aftermarket sales of approximately $21 million, primarily in our aerostructures and interiors businesses.
Nacelles and Interior Systems segment operating income for the nine months ended September 30, 2009 decreased from the nine months ended September 30, 2008 primarily due to the following:
•	Lower sales volume partially offset by favorable product mix, primarily in our interiors and aerostructures businesses, which resulted in lower income of approximately $72 million; and

•	Lower income of approximately $29 million related to changes in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2008; partially offset by

•	Favorable pricing partially offset by higher operating costs across all businesses, including higher pension and restructuring expenses, which resulted in higher income of approximately $7 million; and

•	Favorable foreign exchange of approximately $7 million.
Electronic Systems: Electronic Systems segment sales for the nine months ended September 30, 2009 decreased from the nine months ended September 30, 2008 primarily due to the following:
•	Lower engine controls sales of approximately $90 million which are no longer being reported by us. Sales in 2009 are recorded by the JV that was formed in the fourth quarter of 2008;

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales across all businesses of approximately $51 million; and

•	Lower regional, business and general aviation airplane OE sales of approximately $48 million, primarily in our sensors and integrated systems and engine controls and electrical power businesses; partially offset by

•	Higher defense and space sales across all businesses of approximately $121 million, including sales of approximately $37 million associated with the acquisitions of Recon/Optical, Inc. (ROI), and Cloud Cap both of which occurred subsequent to the second quarter of 2008.

Electronic Systems segment operating income for the nine months ended September 30, 2009 increased from the nine months ended September 30, 2008 primarily due to the following:
•	The favorable effect of the JV on the segment’s operating income of approximately $19 million. We recorded our portion of the JV’s 2009 operating results in other income (expense) — net; and

•	Favorable pricing in our sensors and integrated systems business, partially offset by increased operating costs across all businesses, including higher pension and restructuring expenses, which resulted in higher income of approximately $17 million; partially offset by

•	Lower sales volume, primarily in our sensors and integrated systems and engine controls and electrical power businesses, and unfavorable product mix, primarily in our intelligence, surveillance and reconnaissance and sensors and integrated systems businesses, which resulted in lower income of approximately $21 million; and

•	Unfavorable foreign exchange of approximately $3 million.
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
The following events have affected our liquidity and capital resources during 2009:
•	We paid quarterly dividends of $0.25 per share on January 2, April 1, July 1 and October 1;

•	On February 19, 2009, we issued $300 million in senior notes which mature on March 1, 2019. We used a portion of the proceeds to repay $120 million of 6.6% senior notes which matured May 15, 2009 and to make a $137 million contribution to the U.S. defined benefit pension plan; and

•	On May 1, 2009, we completed the acquisition of Cloud Cap, a leading provider of proprietary avionics products for small, unmanned aerial vehicles and sensors for manned vehicles, for $29.2 million in cash, including a working capital adjustment, net of cash acquired. Cloud Cap is reported in the Electronics Systems segment.
On October 13, 2009, our Board of Directors declared a quarterly dividend of $0.27 per share of common stock, payable January 4, 2010, to shareholders of record on December 1, 2009. This dividend declaration represents an 8% increase over the previous quarterly dividend of $0.25 per share of common stock.

Cash
At September 30, 2009, we had cash and cash equivalents of $789.6 million, as compared to $370.3 million at December 31, 2008.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $438.6 million was available at September 30, 2009; and

•	$75 million of uncommitted domestic money market facilities and $162.2 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $200.2 million was available at September 30, 2009.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities as well as machinery and equipment, including corporate aircraft, under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $165.1 million at September 30, 2009.
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
Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At September 30, 2009, our contracts had a notional amount of $1,892.8 million, fair value net asset of a $47.3 million and maturity dates ranging from October 2009 to December 2013. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a loss of $1.3 million. During the nine months ended September 30, 2009 and 2008, we realized net losses of $47.9 million and net gains of $54.2 million, respectively, related to contracts that settled. During the third quarter of 2009 and 2008, we realized net losses of $7.8 million and net gains of $12.9 million, respectively, related to contracts that settled.

•	Interest Rate Swap Designated as a Fair Value Hedge: At September 30, 2009, our contract had a notional amount of $50 million, fair value asset of $1 million and a maturity date of December 15, 2012.

•	Foreign Currency Contracts not Designated as Hedges: At September 30, 2009, our contracts had a notional amount of $36.3 million and a fair value of a $2.6 million liability. At December 31, 2008, there were no such contracts outstanding. During the nine months ended September 30, 2009 and 2008, we realized net gains of $15.9 million and net losses of $9.7 million, respectively, for contracts entered into and settled during those periods. During the third quarter of 2009 and 2008, we realized net gains of $2.9 million and net losses of $18 million, respectively, for contracts entered into and settled during those periods.
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
Contractual Obligations and Other Commercial Commitments
As of September 30, 2009, there have been no material changes, other than the issuance of $300 million of 6.125% senior notes due in 2019, long-term debt repayments of $120 million and approximately a 5% decrease of our purchase obligations to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2008. The table excludes our liability for unrecognized tax benefits, which was $279.2 million at September 30, 2009, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the nine months ended September 30, 2009 and 2008:

	2009	2008	Change
	(Dollars in millions)
Operating activities of continuing operations	$427.0	$460.8	$(33.8)
Investing activities of continuing operations	$(145.1)	$(318.6)	$173.5
Financing activities of continuing operations	$95.9	$(305.7)	$401.6
Discontinued operations	$34.2	$13.1	$21.1
Operating Activities of Continuing Operations
The decrease in net cash provided by operating activities for the nine months ended September 30, 2009 from the nine months ended September 30, 2008 is primarily due to an increase in worldwide pension plan contributions of approximately $73 million partially offset by a decrease in net tax payments of approximately $65 million.

Investing Activities of Continuing Operations
Net cash used by investing activities is primarily due to lower capital expenditures of approximately $75 million and lower cash paid for acquisitions of approximately $103 million. During the nine months ended September 30, 2009, we completed the acquisition of Cloud Cap for $29.2 million, in cash, including a working capital adjustment, net of cash acquired. During the nine months ended September 30, 2008, we completed the acquisitions of Skyline Industries, Inc. for $9.5 million, TEAC Aerospace Holdings, Inc. (TEAC) for $84 million, net of cash acquired and ROI for $38.4 million.
Financing Activities of Continuing Operations
The increase in net cash provided by financing activities for the nine months ended September 30, 2009 from the nine months ended September 30, 2008 consisted primarily of the following:
•	$300 million in proceeds from the issuance of senior notes;

•	Lower long-term debt repayments of $42 million; and

•	Lower purchases of our common stock in connection with our share repurchase program of approximately $130 million; partially offset by

•	Decreased net borrowings under our committed global syndicated credit and uncommitted domestic money market facilities by approximately $50 million.
Discontinued Operations
Net cash provided by discontinued operations for the nine months ended September 30, 2009 was due to the resolution of a past environmental claim. Net cash provided by discontinued operations for the nine months ended September 30, 2008 consisted of the finalization of the purchase price for Goodrich Aviation Technical Services, Inc. (ATS) which was sold during 2007 and proceeds from the sale of a previously discontinued operation.
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
Our condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $62.8 million and $62.3 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, $14.5 million and $20.9 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At September 30, 2009 and December 31, 2008, $24.8 million and $24 million, respectively, was associated with ongoing operations and $38 million and $38.3 million, respectively, was associated with previously owned businesses.
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
During the nine months ended September 30, 2009, a judgment in our favor became final when the initial verdict was upheld on appeal. As a result of the favorable verdict, we received $79.3 million from Commercial Union Insurance Company for reimbursement of environmental remediation costs, attorney fees and interest; however, we paid a portion of the insurance proceeds to a former subsidiary. See Note 7, “Discontinued Operations” to our condensed consolidated financial statements.
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
At September 30, 2009 and December 31, 2008, the deferred settlement credit was $45.7 million and $49.4 million, respectively, for which $6.2 million and $6.4 million, respectively, was reported in accrued expenses and $39.5 million and $43 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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
Guarantees
At September 30, 2009, we had letters of credit and bank guarantees of $89.3 million and residual value guarantees of lease obligations of $27.3 million. See Note 12, “Financing Arrangements” and Note 18, “Guarantees” to our condensed consolidated financial statements. We are guarantor on a revolving credit agreement totaling £20 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line and we are indemnified by Rolls-Royce for 50%.
Aerostructures Long-term Contracts
Our aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Boeing 787 and Airbus A350 XWB, and in the early production phase including the Airbus A380. These contracts are accounted for in accordance with long-term construction contract accounting.
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

Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to the following:
•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, potential supplier claims, the supplier’s financial viability and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.
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

If we are unable to reach a fair and equitable resolution with Boeing, if any key suppliers on the 787 program fail to comply with the material terms of their supply contracts, or if any of the actual costs or revenues differ from the estimates, it could have a material adverse effect on our financial position, results of operations and/or cash flows in a given period.
During the third quarter 2009, we entered into an agreement to settle the previously disclosed arbitration with Alenia Aermacchi, S.p.A. (AAeM), a supplier of fan cowls used in the nacelles that we provide to Boeing on the 787 program. The material terms of the settlement agreement include: (a) termination of the underlying program contracts between AAeM and us and the orderly transfer of the 787 fan cowl program to another supplier; (b) the supply of a specified number of fan cowls during the transfer period; (c) installment payments to AAeM over an approximately two-year period, subject to AAeM’s continued support for testing and certification and execution of the program transfer; and (d) termination of the arbitration with a mutual release of claims and covenant not to sue. The payments to be made to AAeM under the settlement agreement are not material to our results of operations, financial condition or cash flows. As a result of the settlement with AAeM, we identified a preferred supplier for future fan cowl support and negotiated pricing on the 787 and several other programs, taking into account the supplier’s position as a preferred supplier.
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. We were selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of September 30, 2009, we have recorded $23 million of pre-production costs related to this program.
Based on recent defense budget discussions, funding for the JSTARS program is uncertain. While we believe that program funding will continue, there can be no assurances of such. If the program were to be cancelled, we would need to write-off our pre-production costs.
Tax
We are continuously undergoing examination by the United States Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns.
Tax Years 2005 to 2006
During 2009, the IRS completed field work with respect to its examination of the tax years 2005 and 2006 and issued a Revenue Agent’s Report. In July 2009, we submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve the proper timing of deductions. We cannot predict the timing or ultimate outcome of these matters.

Tax Years 2000 to 2004
During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. We were unable to reach agreement with the IRS on the remaining issues and in September 2009, we received a statutory notice of deficiency. We have 90 days from receipt of the notice to file a petition to the U.S. Tax Court or pay the tax and consider filing a lawsuit for refund, which must be commenced within two years. If the IRS were to prevail, we believe the amount of the estimated tax liability is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.
Tax Years Prior to 2000
The previous examination cycle included the consolidated income tax groups for the audit periods identified below:

Coltec Industries Inc. and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998 — 1999 (including Rohr, Inc. (Rohr) and Coltec)
We previously reached final settlement with the IRS on all but one of the issues raised in this examination cycle. We received statutory notices of deficiency dated June 14, 2007 related to the remaining unresolved issue which involves the proper timing of certain deductions. We filed a petition with the U.S. Tax Court in September 2007 to contest the notices of deficiency. If the IRS were to prevail, we believe the amount of the estimated tax liability is fully reserved. Although it is reasonably possible that this matter could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $29 million at September 30, 2009. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14.5 million at September 30, 2009. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $29 million of interest or $14.5 million of penalty interest. In April 2009, the Superior Court of California issued a ruling, granting our motion for summary judgment. In August 2009 the State of California appealed the ruling. Once the State’s appeals have been exhausted and if the Superior Court’s decision is not overturned, we will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.
Following settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997, California audited our amended tax returns and issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. We submitted a protest of the assessment to the California Franchise Tax Board in November 2008. We believe that we are adequately reserved for this contingency. We cannot predict the timing or ultimate outcome of this matter.

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
Contract Accounting-Percentage of Completion
We have sales under long-term contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. We use the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability are known.
Estimates of revenue and cost for our contracts span a period of many years from the inception of the contracts to the date of actual shipments and are based on a substantial number of underlying assumptions. We believe that the underlying factors are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the assumptions of the revenue and cost streams can be significant if the factors change. The factors include but are not limited to estimates of the following:
•	Escalation of future sales prices under the contracts;

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements related to new manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, potential supplier claims, the supplier’s financial viability and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.
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
Unbilled Receivables
Our aerostructures business is party to a long-term supply arrangement whereby we receive cash payments for our performance over a period that extends beyond our performance period of the contract. The contract is accounted for using the percentage-of-completion method of contract accounting. Unbilled receivables include revenue recognized that will be realized from cash payments to be received beyond the period of performance. In estimating our revenues to be received under the contract, cash receipts that are expected to be received beyond the performance period are included at their present value as of the end of the performance period. Unbilled receivables that are expected to be realized by cash receipts within the performance period are classified as current in our condensed consolidated balance sheet whereas those expected to be realized by cash receipts beyond the performance period are classified as long-term. At September 30, 2009 and December 31, 2008, there were no unbilled receivables classified as long-term.
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

Income Taxes
As of each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. In addition, we establish reserves for tax contingencies. The estimate of our effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Further influencing this estimate are evolving interpretations of new and existing tax laws, rulings by taxing authorities and court decisions. Due to the subjective and complex nature of these underlying issues, our actual effective tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded.
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
Goodwill is not amortized but is tested for impairment annually, or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is November 30. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related reporting units. If the fair value is determined to be less than book value, a third step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The amount of the fair value below carrying value represents the amount of goodwill impairment.
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At September 30, 2009 and December 31, 2008, the carrying amount of participation payments was $118.5 million and $118 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No impairment charges were recorded in the three and nine months ended September 30, 2009 or 2008.
Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At September 30, 2009 and December 31, 2008, the carrying amount of sales incentives was $60.2 million and $62.4 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No impairment charges were recorded in the three and nine months ended September 30, 2009 or 2008.

Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At September 30, 2009 and December 31, 2008, the carrying amount of sales flight certification costs was $44.9 million and $34 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No impairment charges were recorded in the three and nine months ended September 30, 2009 or 2008.
Entry Fees
Our aerostructures business in our Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized over units of delivery as a reduction to sales. At September 30, 2009 and December 31, 2008, the carrying amount of entry fees was $25 million and $25.5 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No impairment charges were recorded in the three and nine months ended September 30, 2009 or 2008.
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
The expected life is a significant assumption as it determines the period for which the risk-free interest rate, historical volatility and expected dividend yield must be applied. The expected life is the period over which our employees are expected to hold their options. It is based on our historical experience with similar grants. The risk-free interest rate is based on the expected U.S. Treasury rate over the expected life. Historical volatility reflects movements in our stock price over the most recent historical period equivalent to the expected life. Expected dividend yield is based on the stated dividend rate as of the date of grant.
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first nine months of 2009 and 2008 was $38.37 and $69.68 per unit, respectively.
Performance Units
The value of each award is determined based upon the average of the high and low fair value of our stock, as adjusted for a performance condition and a market condition. The performance condition is applied to 50% of the awards and is based upon our actual return on invested capital (ROIC) as compared to a target ROIC. The market condition is applied to 50% of the awards and is based on our relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies. Since the awards will be paid in cash, they are recorded as a liability award and are marked to market each reporting period. As such, assumptions are revalued for each award on an ongoing basis.

Pension and Postretirement Benefits Other Than Pensions
We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our worldwide pension and postretirement benefits other than pensions. All significant assumptions are evaluated at least annually. Assumptions such as the rate of compensation increase, health care cost projections, the mortality rate assumption, and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. The U.S. discount rate was determined based on a customized yield curve approach. Our projected pension and postretirement benefit payment cash flows were each plotted against a yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rates were used to determine the benefit obligations. In Canada and the U.K., a similar approach to determining discount rates in the U.S. was utilized. The appropriate benchmarks by applicable country were used for pension plans other than those in the U.S., U.K. and Canada to determine the discount rate assumptions.
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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 Dreamliner, the Airbus A380 and A350 XWB aircraft programs, and major military programs;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies and/or consolidations in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which expenses relating to employee and retiree medical and pension benefits change;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries;

•	the effect of changes in accounting policies or tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.
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
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. Our discussion of market risk in our 2008 Annual Report on Form 10-K provides more discussion as to the types of instruments used to manage risk. Refer to Note 19, “Derivatives and Hedging Activities” of our condensed consolidated financial statements in Part 1 — Item 1 of this Form 10-Q for a description of current developments involving our hedging activities.
At September 30, 2009, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $0.5 million. At September 30, 2009, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $199.4 million. The fair value of these foreign currency forward contracts was an asset of $47.3 million at September 30, 2009. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

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
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses-Asbestos”, “Boeing 787 Contract” and “Tax” in Note 17, “Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.

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
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended September 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
July 2009	633	$50.59	—
August 2009	9,761	55.58	—
September 2009	2,856	55.90	—

Total	13,250	55.41	—	$246 million

(1)	The category includes shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6.	Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number 1 to the Goodrich Corporation Voluntary Separation Plan.

Exhibit 10.2	Amendment Number 7 to the Goodrich Corporation Severance Plan.

Exhibit 10.3	Amendment Number 8 to the Goodrich Corporation Severance Plan.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on October 22, 2009, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended September 30, 2009 and September 30, 2008, (ii) Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (iii) Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2009 and September 30, 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
October 22, 2009

GOODRICH CORPORATION
By	/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

By	/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number 1 to the Goodrich Corporation Voluntary Separation Plan.*

Exhibit 10.2	Amendment Number 7 to the Goodrich Corporation Severance Plan.*

Exhibit 10.3	Amendment Number 8 to the Goodrich Corporation Severance Plan.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on October 22, 2009, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended September 30, 2009 and September 30, 2008, (ii) Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (iii) Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2009 and September 30, 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Submitted electronically herewith.