Form 10-K
period 2009-12-31
GOODRICH CORP
filed 2010-02-16
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity of the registrant, consisting solely of common stock, held by nonaffiliates of the registrant as of June 30, 2009 was $6.2 billion.

The number of shares of common stock outstanding as of January 31, 2010 was 125,165,336 (excluding 14,000,000 shares held by a wholly owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement dated March 11, 2010 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

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

In 2009, 2008 and 2007, direct and indirect sales to the United States (U.S.) government were approximately 22%, 17% and 17%, respectively, of consolidated sales. Indirect sales to the U.S. government include a portion of the direct and indirect sales to Boeing.

In 2009, 2008 and 2007, direct and indirect sales to Airbus were approximately 17%, 15% and 15%, respectively, of consolidated sales. In 2009, 2008 and 2007, direct and indirect sales to Boeing were approximately 16%, 14% and 15%, respectively, of consolidated sales.

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

The following table lists the companies that we consider to be our major competitors for each major aerospace product or system platform for which we believe we are one of the leading suppliers. Unless otherwise noted, the primary market channels include original equipment and aftermarket products and services.

System	Primary Market Channels	Major Non-Captive Competitors(1)

Actuation and Landing Systems

Wheels, Brakes and Brake Control Systems	Commercial/Regional/ Business/Defense	Honeywell International Inc.; Messier-Bugatti (a subsidiary of SAFRAN); Meggitt Aircraft Braking Systems; Crane Co.; Triumph Group Inc.

Landing Gear	Large Commercial/Defense	Messier-Dowty (a subsidiary of SAFRAN), Liebherr-Holding GmbH; Héroux-Devtek Inc.; APPH Ltd; Sumitomo Precision; GE Aviation; Loud Engineering

Flight Control Actuation	Large Commercial/Defense	Parker Hannifin Corporation; United Technologies Corporation; Liebherr-Holding GmbH; Moog Inc.; Nabtesco Aerospace, Inc.; Woodward Governor Company

Power Transmission Systems	Commercial and Military Helicopters	Kamatics (a subsidiary of Kaman Corporation); Pankl Aerospace Systems Inc. (a subsidiary of Pankl Racing Systems AG); Rexnord Industries, LLC

Turbine Fuel Technologies	Large Commercial/Military/ Regional/Business	Parker Hannifin Corporation; Woodward Governor Company

Turbomachinery Products	Aero and Industrial Turbine Components	Blades Technology; Samsung; Alcoa Howmet (a subsidiary of Alcoa Inc.); PZL, LLC (a subsidiary of United Technologies Corporation); Honeywell — Greer (a subsidiary of Honeywell International, Inc.); TECT Corporation

Nacelles and Interior Systems

Nacelles/Thrust Reversers	Large Commercial/Military	Nexcelle, a joint-venture of Aircelle (a subsidiary of SAFRAN) and Middle River Aircraft Systems (a subsidiary of General Electric); Spirit Aerosystems, Inc.

Evacuation Systems	Large Commercial/Regional	Air Cruisers (a subsidiary of Zodiac S.A.)

System	Primary Market Channels	Major Non-Captive Competitors(1)

Propulsion Systems	Defense	Danaher Corp (Pacific Scientific, McCormick Selph, SDI); Scot, Inc. (a subsidiary of Chemring PLC.); Nammo Talley; Ensign Bickford

Aircraft Crew Seating	Large Commercial/Regional/ Business/Military	Ipeco Holdings Ltd; Sicma Aero Seat (a subsidiary of Zodiac S.A.); EADS Sogerma Services (a subsidiary of EADS European Aeronautical Defense and Space Co.); B/E Aerospace, Inc.; C&D Aerospace Group; BAE Systems; DeCrane

Ejection Seats	Defense	Martin-Baker Aircraft Co. Limited

Lighting	Large Commercial/Regional/ Business/Defense	Page Aerospace Limited; LSI Luminescent Systems Inc.; Honeywell Inc. (Grimes Inc.); Diehl Luftfahrt Elecktronik GmbH (DLE); Zodiac; Luminator; B/E Aerospace; Astronics; Finmeccanica

Cargo Systems	Large Commercial	Telair International (a subsidiary of Teleflex Incorporated); Ancra International LLC, AAR Manufacturing Group, Inc.

Electronic Systems

Sensors	Large Commercial/Regional/ Business/Defense	Honeywell International Inc.; Thales, S.A.; Auxitrol (a subsidiary of Esterline Technologies Corporation)

Fuel and Utility Systems	Large Commercial/Defense	Honeywell International Inc.; Parker Hannifin Corporation; Smiths Group plc (a subsidiary of General Electric)

De-Icing Systems	Large Commercial/Regional/ Business/Defense	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.

Aerospace Hoists/Winches	Defense/Search & Rescue/ Commercial Helicopter	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)

Intelligence, Surveillance and Reconnaissance Systems	Defense/Space	BAE Systems, plc; ITT Industries, Inc.; L-3 Communications Holdings, Inc.; Honeywell International Inc.

Power Systems	Large Commercial/Regional/ Business/Defense	Honeywell International Inc.; Smiths Group plc (a subsidiary of General Electric); Hamilton Sunstrand (a subsidiary of United Technologies Corporation)

Engine Controls	Large Commercial Aftermarket/Regional/ Business/Defense/Helicopter	United Technologies Corporation; BAE Systems plc; Honeywell International Inc.; Argo-Tech Corporation, Woodward Governor Company; Hispano-Suiza (a subsidiary of SAFRAN)

(1)	Excludes aircraft manufacturers, airlines and prime defense contractors who, in some cases, have the capability to produce these systems internally.

Backlog

Backlog as of December 31, 2009 was approximately:

				Firm Backlog
				Expected
	Firm	Unobligated	Total	to be Filled
	Backlog	Backlog	Backlog	in 2010
	(Dollars in millions)

Commercial	$2,589	$10,237	$12,826	$1,945
Defense and Space	1,863	832	2,695	1,373

	$4,452	$11,069	$15,521	$3,318

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

Firm defense and space backlog represents the estimated remaining sales value of work to be performed under firm contracts for which the funding has been approved by the U.S. Congress, as well as commitments by international customers that are similarly funded and approved by their governments. Unobligated defense and space backlog represents the estimated remaining sales value of work to be performed under firm contracts for which funding has not been appropriated. Indefinite delivery, indefinite quantity contracts are not reported in backlog.

Backlog is subject to delivery delays or program cancellations which are beyond our control. Firm backlog approximated $4.2 billion at December 31, 2008.

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

Environmental

We are subject to various U.S. and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We are currently involved in the investigation and remediation of a number of sites under these laws. For additional information concerning environmental matters, see “Item 3. Legal Proceedings — Environmental.”

Research and Development

We perform research and development under company-funded programs for commercial products and under contracts with customers. Research and development under contracts with others is performed on both defense and commercial products. Total research and development expenses from continuing operations in 2009, 2008 and 2007 were approximately $239 million, $284 million and $280 million, respectively. These amounts are net of approximately $101 million, $133 million and $124 million, respectively, which were funded by customers.

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

Our working capital is currently at a high level primarily due to several new commercial aircraft development programs, including the Boeing 787 and the Airbus A350 XWB, early production of the Airbus A380 and high production rates for Airbus and Boeing aircraft.

Human Resources

As of December 31, 2009, we employed approximately 24,000 people, of which approximately 15,000 people were employed in the U.S. and approximately 9,000 people were employed in other countries. We believe that we have good relationships with our employees. Those hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through 2013. Approximately 20% of our global labor force is covered by collective bargaining arrangements and approximately 4% of our global labor force is covered by collective bargaining arrangements that will expire within one year. There were no material work stoppages during 2009.

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

We are currently under contract to supply components and systems for a number of new commercial, general aviation and military aircraft programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Embraer 190, the Bombardier C Series, the Mitsubishi Regional Jet, the Dassault Falcon 7X and the Lockheed Martin F-35 JSF. We have made and will continue to make substantial investments and incur substantial development costs in connection with these programs. We cannot provide assurance that each of these programs will enter full-scale production as expected or that demand for the aircraft will be sufficient to allow us to recover our investment in these programs. In addition, we cannot assure you that we will be able to extend our contracts relating to these programs beyond the initial contract periods. If any of these programs are not successful, it could have a material adverse effect on our business, financial condition or results of operations.

The market segments we serve are cyclical and sensitive to domestic and foreign economic considerations that could adversely affect our business and financial results.

The market segments in which we sell our products are, to varying degrees, cyclical and have experienced periodic downturns in demand. For example, certain of our commercial aviation products sold to aircraft manufacturers have experienced downturns during slowdowns in the commercial airline industry and during periods of weak general economic conditions, as demand for new aircraft typically declines during these periods. Aftermarket demand for many of our products is also exposed to these business downturns and we have experienced periods of declining demand for our products from aircraft operators in the recent past and may experience downturns in the future. In 2009, our aftermarket sales decreased 16% as compared to 2008.

Capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Also, since a substantial portion of commercial airplane OE deliveries are scheduled beyond 2009, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. Aftermarket sales and service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements that increase reliability and performance. Credit availability to airlines and airline leasing companies could also impact the demand for new aircraft. A reduction in spending by aircraft manufacturers, airlines, airline customers or airline leasing companies could have a significant effect on the demand for our products, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

Current conditions in the airline industry could adversely affect our business and financial results.

Increases in fuel costs, global economic conditions, high labor costs and heightened competition from low cost carriers have adversely affected the financial condition of some commercial airlines. Over the past ten years, several airlines have declared bankruptcy. A portion of our sales are derived from the sale of products directly to airlines, and we sometimes provide sales incentives to airlines and record sales incentives as other assets. If an airline declares bankruptcy, we may be unable to collect our outstanding accounts receivable from the airline and we may be required to record a charge related to unamortized sales incentives to the extent they cannot be recovered.

A significant decline in business with Airbus or Boeing could adversely affect our business and financial results.

For the year 2009, approximately 17% of our sales were made to Airbus and approximately 16% of our sales were made to Boeing for all categories of products, including OE and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Demand for our defense and space-related products is dependent upon government spending.

Approximately 30% of our sales for the year 2009 were derived from the defense and space market segment. Included in that category are direct and indirect sales to the U.S. Government, which represented approximately 22% of our sales for 2009. The defense and space market segment is largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending or levels of military flight operations could curtail or enhance our prospects in this market segment, depending upon the programs affected.

Our business could be adversely affected if we are unable to obtain the necessary raw materials and components.

We purchase a variety of raw materials and components for use in the manufacture of our products, including aluminum, titanium, steel, various specialty metals and carbon fiber. Our inability to obtain necessary raw materials or an unanticipated spike in the price of such raw materials could impact our capability to manufacture our products and the profitability of our products. In addition, the loss of a significant supplier or the inability of a supplier to meet our performance and quality specifications or delivery schedules could affect our ability to complete our contractual obligations to our customers on a satisfactory, timely and/or profitable basis. These events may adversely affect our operating results, result in the termination of one or more of our customer contracts or damage our reputation and relationships with our customers. All of these events could have a material adverse effect on our business.

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

Certain of our contracts could subject us to losses in the event that we experience cost overruns.

At the time we bid for business on OEM platforms, in many cases, we must make certain assumptions with respect to our estimated costs and expenditures in developing, manufacturing and selling our products. In certain cases, these contracts involve new technologies or applications and extend for many years. As a result, it is often difficult to predict the ultimate costs and expenditures associated with these contracts. Factors such as technological difficulties, fluctuations in raw material prices and supplier problems can lead to cost overruns, resulting in the contractual price becoming less profitable or even unprofitable. Our inability to accurately predict the costs associated with our contracts could have a material adverse effect on our results of operations and cash flows in a particular period.

We expect to continue to make acquisitions, which could involve certain risks and uncertainties.

Over the last two years, we have completed five acquisitions as part of our growth strategy and in an effort to enhance shareholder value. We expect to continue to make acquisitions in the future. There are risks and uncertainties related to acquisitions, including: integration difficulties; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; and potential loss of key management employees of the acquired business. Any of these risks or uncertainties could result in an acquisition having a material adverse effect on our results of operations and cash flows in a particular period.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate manufacturing plants and service and other facilities throughout the world.

Information with respect to our significant facilities that are owned or leased is set forth below:

			Approximate
			Number of
Segment	Location	Owned or Leased	Square Feet

Actuation and Landing Systems	Cleveland, Ohio	Leased	482,000
	Wolverhampton, England	Owned	429,000
	Troy, Ohio	Owned	415,000
	Oakville, Canada	Owned	390,000
	Vernon, France	Owned	273,000
	Tullahoma, Tennessee	Owned	260,000
	Miami, Florida	Owned	200,000
Nacelles and Interior Systems	Chula Vista, California	Owned	1,795,000
	Riverside, California	Owned	1,196,000
	Singapore, Singapore	Owned	634,000
	Foley, Alabama	Owned	420,000
	Mexicali, Mexico	Owned	350,000
	Toulouse, France	Owned	330,179
	Phoenix, Arizona	Owned/Leased	274,000
	Jamestown, North Dakota	Owned/Leased	272,000
	Bangalore, India	Leased	260,000
	Prestwick, Scotland	Owned	250,000
Electronic Systems	Danbury, Connecticut	Owned	523,000
	Birmingham, England	Owned	377,000
	Neuss, Germany	Owned/Leased	305,000
	Burnsville, Minnesota	Owned/Leased	285,000
	West Hartford, Connecticut	Owned	262,000
	Vergennes, Vermont	Owned	211,000

Our headquarters is in Charlotte, North Carolina. In May 2000, we leased approximately 120,000 square feet under a lease that extends through May 2018, with two additional consecutive five-year options. The offices provide space for our corporate and segment headquarters.

Approximately 290,000 square feet of the Birmingham, England facility is leased to Aero Engine Controls, of which we have a 50% interest.

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

Our consolidated balance sheet included an accrued liability for environmental remediation obligations of $66.1 million and $62.3 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, $11.3 million and $20.9 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At December 31, 2009 and 2008, $25.3 million and $24 million, respectively, was associated with ongoing operations and $40.8 million and $38.3 million, respectively, was associated with previously owned businesses.

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

During 2009, a judgment in our favor became final when the initial verdict was upheld on appeal. As a result, we received $79.3 million from Commercial Union Insurance Company for reimbursement of environmental remediation costs, attorney fees and interest; however, we paid a portion of the insurance proceeds to a former subsidiary. See Note 6, “Discontinued Operations” to our consolidated financial statements.

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

Insurance Coverage

We maintain a comprehensive portfolio of insurance policies, including aviation products liability insurance which covers most of our products. The aviation products liability insurance typically provides first dollar coverage for defense and indemnity of third party claims.

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

At December 31, 2009 and 2008, the deferred settlement credit was $45 million and $49.4 million, respectively, for which $6.1 million and $6.4 million, respectively, was reported in accrued expenses and $38.9 million and $43 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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

Tax Years 2005 and 2006

During 2009, the IRS issued a Revenue Agent’s Report for the tax years 2005 and 2006. In July 2009, we submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve the proper timing of deductions. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Tax Years 2000 to 2004

During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. We were unable to reach agreement with the IRS on the remaining issues and in December 2009, we filed a petition to the U.S. Tax Court. If the IRS were to prevail, we believe the amount of the estimated tax liability is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

Tax Years Prior to 2000

The previous examination cycle included the consolidated income tax groups for the audit periods identified below:

Coltec Industries Inc. and Subsidiaries	December, 1997 — July, 1999 (through date of acquisition)
Goodrich Corporation and Subsidiaries	1998 — 1999 (including Rohr, Inc. (Rohr) and Coltec)

We previously reached final settlement with the IRS on all but one of the issues raised in this examination cycle. We received statutory notices of deficiency dated June 14, 2007 related to the remaining unresolved issue which involves the proper timing of certain deductions. We filed a petition with the U.S. Tax Court in September 2007 to contest the notices of deficiency. If the IRS were to prevail, we believe the amount of the estimated tax liability is fully reserved. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $29 million at December 31, 2009. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14.5 million at December 31, 2009. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $29 million of interest or $14.5 million of penalty interest. In April 2009, the Superior Court of California issued a ruling granting our motion for summary judgment. In August 2009 the State of California appealed the ruling. Once the State’s appeals have been exhausted and if the Superior Court’s decision is not overturned, we will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.

Following settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997, California audited our amended tax returns and issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. We submitted a protest of the assessment to the California Franchise Tax Board in November 2008. We believe that we are adequately reserved for this contingency. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Marshall O. Larsen, age 61, Chairman, President and Chief Executive Officer

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

John J. Carmola, age 54, Vice President and Segment President, Actuation and Landing Systems

Mr. Carmola joined the Company in 1996 as President of the Landing Gear Division. He served in that position until 2000, when he was appointed President of the Engine Systems Division. Later in 2000, Mr. Carmola was elected a Vice President of the Company and Group President, Engine and Safety Systems. In 2002, he was elected Vice President and Group President, Electronic Systems. He was elected Vice President and Segment President, Engine Systems, in 2003, Vice President and Segment President, Airframe Systems, in 2005, and Vice President and Segment President, Actuation and Landing Systems in 2007. Prior to joining the Company, Mr. Carmola served in various management positions with General Electric Company. Mr. Carmola received a B.S. in mechanical and aerospace engineering from the University of Rochester and an M.B.A. with concentration in finance from Xavier University.

Cynthia M. Egnotovich, age 52, Vice President and Segment President, Nacelles and Interior Systems

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

Curtis C. Reusser, Age 49, Vice President and Segment President, Electronic Systems

Mr. Reusser joined the Company in 1988 when it acquired TRAMCO. He held roles of increasing responsibility in Goodrich’s Maintenance, Repair and Overhaul operations before being appointed General Manager of Goodrich MRO Europe, based in the UK, in 1996. He joined the Aerostructures Division in 1999 and held various Vice President and general management positions. He served as President of the Aerostructures Division from 2002 to 2007. Mr. Reusser was elected Vice President and Segment President, Electronic Systems effective January 1, 2008. Effective January 1, 2009, he was also elected a Director of Aero Engine Controls, a joint venture of Goodrich and Rolls-Royce plc. Before joining Goodrich, Mr. Reusser worked in engineering and business development for the Convair and Space Systems divisions of General Dynamics. Mr. Reusser graduated with a B.S. in Mechanical/Industrial Engineering from the University of Washington in 1983.

Gerald T. Witowski, age 62, Executive Vice President, Operational Excellence and Technology

Mr. Witowski joined the Company in 1978 as a Marketing Engineer in the Sensor Systems business. He was promoted to Vice President of Marketing and Sales in 1988 and was named Vice President and General Manager for the Commercial Transport Business Unit of Sensor Systems as well as the head of Goodrich’s Test System Business Unit in New Century, Kansas in

1997. In January 2001, he was named President and General Manager of Sensor Systems. He was elected Vice President and Segment President, Electronic Systems in March 2006 and to his current position in January 2008. Effective January 1, 2009, he was also elected a Director of Aero Engine Controls, a joint venture of Goodrich and Rolls-Royce plc. Prior to joining Goodrich, Mr. Witowski spent 10 years on active duty in the U.S. Navy where he was a commissioned officer and pilot. Mr. Witowski received a B.S. in Naval Science from the U.S. Naval Academy and an M.A. in Management and Human Relations from Webster University.

Terrence G. Linnert, age 63, Executive Vice President, Administration and General Counsel

Mr. Linnert joined the Company in 1997 as Senior Vice President and General Counsel. In 1999, he was elected to the additional positions of Senior Vice President, Human Resources and Administration, and Secretary. He was elected Executive Vice President, Human Resources and Administration, General Counsel in 2002 and Executive Vice President, Administration and General Counsel in February 2005. Effective January 1, 2009, he was also elected a Director of Aero Engine Controls, a joint venture of Goodrich and Rolls-Royce plc. Prior to joining Goodrich, Mr. Linnert was Senior Vice President of Corporate Administration, Chief Financial Officer and General Counsel of Centerior Energy Corporation. Mr. Linnert received a B.S. in electrical engineering from the University of Notre Dame and a J.D. from the Cleveland-Marshall School of Law at Cleveland State University.

Scott E. Kuechle, age 50, Executive Vice President and Chief Financial Officer

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

Jennifer Pollino, age 45, Senior Vice President, Human Resources

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

Scott A. Cottrill, age 44, Vice President and Controller

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

Quarter	High	Low	Dividend

2009
First	$41.67	$29.95	$.25
Second	55.34	35.69	.25
Third	57.98	47.36	.25
Fourth	65.93	51.97	.27
2008
First	$71.14	$56.72	$.225
Second	70.38	47.21	.225
Third	55.00	38.79	.225
Fourth	41.50	25.11	.25

As of December 31, 2009, there were 7,514 holders of record of our common stock.

Our debt agreements contain various restrictive covenants that, among other things, place limitations on the payment of cash dividends and our ability to repurchase our capital stock. Under the most restrictive of these agreements, $1,772.5 million of income retained in the business and additional capital was free from such limitations at December 31, 2009.

The following table summarizes our purchases of our common stock for the quarter ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate
	(a)		Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number	(b)	Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased(1)	Paid Per Share	Programs(2)	or Programs(2)(3)

October 2009	1,164	$55.94	—
November 2009	—	—	—
December 2009	251,439	$63.59	250,000

Total	252,603	$63.56	250,000	$230 million

(1)	The category includes 2,603 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted stock unit award and to pay the exercise price of employee stock options.

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

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6.	Selected Financial Data

Selected Financial Data(1)

	2009	2008(2)	2007(3)	2006(4)(5)	2005(4)
	(Dollars in millions, except per share amounts)

Statement of Income Data
Sales	$6,685.6	$7,061.7	$6,392.2	$5,719.1	$5,202.6
Income from continuing operations	576.3	691.6	516.5	491.6	251.9
Balance Sheet Data
Total assets	$8,741.4	$7,482.9	$7,534.0	$6,901.2	$6,454.0
Long-term debt and capital lease obligations	2,008.1	1,410.4	1,562.9	1,721.7	1,742.1
Per Share of Common Stock
Income from continuing operations, Diluted	$4.43	$5.29	$3.86	$3.76	$1.92
Net income, diluted	4.70	5.35	3.75	3.79	2.12
Cash dividends declared	1.02	0.925	0.825	0.80	0.80

(1)	Except as otherwise indicated, the historical amounts presented above have been reclassified to present our former Test Systems business (sold on April 19, 2005) and ATS business (sold on November 15, 2007) as discontinued operations.

(2)	In 2008, we recognized a net gain of approximately $13 million in connection with the formation of a joint venture with Rolls-Royce Group plc. See Note 5, “Other Income (Expense) — Net”, to our consolidated financial statements.

(3)	On December 27, 2007, we settled a claim with Northrop related to the Airbus A380 actuation systems development program resulting in a receipt of cash and an increase in operating income of $18.5 million.

(4)	During 2005, we recognized share-based compensation of $10.4 million related to stock options and shares issued under our employee stock purchase plan. Effective January 1, 2006, we began accelerating the recognition of share-based compensation expense for individuals who are either retirement eligible on the grant date or will become retirement eligible in advance of the normal vesting date. The incentive compensation cost recognized during 2006 related to this provision was approximately $22 million.

(5)	During 2006, we recorded a benefit of approximately $147 million, or $1.15 per diluted share, primarily related to the Rohr and Coltec tax settlements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The key growth drivers in this market channel include the number of orders for their airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates for in-service airplanes such as the Airbus A320 and Boeing 737NG, and introductions of new airplane models such as the Boeing 787 and 747-8, and the Airbus A350 XWB, and engine types such as the Pratt and Whitney PurePowertm PW1000G. We continue to expect 787 deliveries to commence during the fourth quarter of 2010.

We have significant sales content on most of the airplanes manufactured in this market channel. Over the last few years, we have benefited from increased production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. Delivery of new commercial, regional, business, and general aviation aircraft in 2010 and beyond, however, may be negatively impacted by the current economic conditions which may influence customers’ willingness and/or ability to purchase new aircraft.

Commercial, Regional, Business and General Aviation Airplane Aftermarket

The commercial, regional, business and general aviation airplane aftermarket channel includes sales of products and services for existing commercial and general aviation airplanes, primarily to airlines and package carriers around the world.

The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size, type and utilization levels of the worldwide airplane fleet. Other important factors affecting growth in this market channel are the age and types of the airplanes in the fleet, fuel prices, airline maintenance practices, Gross Domestic Product (GDP) trends in countries and regions around the world and domestic and international air freight activity.

Capacity in the global airline system, as measured by ASMs, is expected to grow slightly in 2010. ASM expectations could be adversely affected if airlines choose to fly their in-service airplanes less frequently, or temporarily ground airplanes due to decreased demand, high fuel prices and other factors including the downturn of the global economy.

While we have significant product content on most of the airplane models that are currently in service, we enjoy the benefit of having excellent positions on the newer, more fuel-efficient airplanes currently in service. Even though many airlines have announced that they will remove some of their older airplanes, such as Boeing MD-80 and 737 Classic airplanes, from their fleets, we do not expect these removals to have a significant impact on our results in 2010.

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

Long-term Sustainable Growth

We believe that we are well positioned to grow our sales, through organic growth and acquisitions, over the long-term due to:

•	Awards for key products on important new and expected programs, including the Airbus A350 XWB, the Boeing 787 and 747-8, the Pratt & Whitney PurePowertm PW1000G and the Lockheed Martin F-35 Lightning II;

•	The large installed base of commercial airplanes and our strong positions on newer, more fuel-efficient airplanes, which should fuel sustained long-term aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product and service sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems and intelligence, surveillance and reconnaissance products.

Year Ended December 31, 2009 Sales Content by Market Channel

During 2009, approximately 95% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	6%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	33%

Large Commercial Airplane Aftermarket	26%
Regional, Business and General Aviation Airplane Aftermarket	6%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	32%

Total Defense and Space	30%

Other	5%

Total	100%

Results of Operations — Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

			Favorable/
			(Unfavorable)
			$	%
	2009	2008	Change	Change
	(Dollars in millions, except diluted EPS)

Sales	$6,685.6	$7,061.7	$(376.1)	(5.3)

Segment operating income(1)	$1,058.6	$1,216.3	$(157.7)	(13.0)
Corporate general and administrative costs	(129.4)	(115.4)	(14.0)	(12.1)

Total operating income	929.2	1,100.9	(171.7)	(15.6)
Net interest expense	(119.9)	(106.7)	(13.2)	(12.4)
Other income (expense) — net	(25.2)	(9.6)	(15.6)	(162.5)

Income from continuing operations before income taxes	784.1	984.6	(200.5)	(20.4)
Income tax expense	(207.8)	(293.0)	85.2	29.1

Income from continuing operations	576.3	691.6	(115.3)	(16.7)
Income from discontinued operations	34.5	7.6	26.9	353.9

Consolidated net income	610.8	699.2	(88.4)	(12.6)
Net income attributable to noncontrolling interests	(13.5)	(18.0)	4.5	25.0

Net income attributable to Goodrich	$597.3	$681.2	$(83.9)	(12.3)

Effective tax rate	26.5%	29.8%

Diluted EPS:
Continuing operations	$4.43	$5.29	$(0.86)	(16.3)

Net income attributable to Goodrich	$4.70	$5.35	$(0.65)	(12.1)

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our consolidated financial statements.

Sales

The sales decrease in 2009 as compared to 2008 was driven by changes in our major market channels as follows:

•	Large commercial airplane original equipment sales decreased by approximately 3%;

•	Regional, business and general aviation airplane original equipment sales decreased by approximately 31%; and

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately 16%; partially offset by

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 10%.

Segment operating income

See discussion in the “Business Segment Performance” section.

Corporate general and administrative costs

Corporate general and administrative costs increased primarily due to unfavorable foreign exchange and higher share-based compensation, as discussed below, partially offset by reductions in discretionary spending.

Net interest expense

Net interest expense increased primarily as a result of higher net borrowings partially offset by favorable interest rates.

Other income (expense) — net

Other income (expense) — net increased for 2009 as compared to 2008, primarily as a result of:

•	A net gain of approximately $13 million recognized in 2008 in connection with the formation of a joint venture (JV) with Rolls-Royce that was formed in 2008 (see Note 5, “Other Income and Expense” of our consolidated financial statements); and

•	Lower income of approximately $6 million from equity in affiliated companies; partially offset by

•	Lower legal and environmental expenses related to previously owned businesses of approximately $5 million.

Income from continuing operations

In addition to the items described above, income from continuing operations during 2009 as compared to 2008 was also affected by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)

Lower effective tax rate	$—	$25.5	$0.20

Higher pension expense	$(102.0)	$(63.9)	$(0.51)

Changes in estimates on long-term contracts	$(66.8)	$(41.8)	$(0.33)

Higher share-based compensation	$(30.3)	$(19.3)	$(0.16)

Foreign exchange, including net monetary asset remeasurement	$(22.3)	$(13.9)	$(0.10)

Higher restructuring costs	$(19.5)	$(12.2)	$(0.10)

Lower effective tax rate

For 2009, we reported an effective tax rate of 26.5% as compared to 29.8% for 2008. The decrease in the effective tax rate was primarily due to reductions in estimated state tax obligations and foreign and domestic tax credits. See Note 15, “Income Taxes” to our consolidated financial statements.

Higher pension expense

The increase in pension expense was primarily due to the investment losses of our plan assets in 2008 partially offset by the effect of a higher discount rate.

Changes in estimates on long-term contracts

During 2009 and 2008, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses, resulting in lower income of approximately $67 million compared to 2008. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and to some extent, sales pricing improvements on follow-on contracts.

Higher share-based compensation

The increase in share-based compensation was primarily due to the impact of the favorable change in our share price, which increased by 74%, for our Performance Units and Outside Director Phantom Share plans, resulting in higher expense of approximately $30 million.

Foreign exchange

The net unfavorable foreign exchange was due to the following:

•	Approximately $89 million of lower net gains on cash flow hedges settled during 2009, partially offset by approximately $76 million of favorable foreign currency translation of net costs in currencies other than the U.S. Dollar; and

•	Approximately $54 million of decreased net transaction gains relating to re-measuring monetary assets/liabilities into the local functional currency, partially offset by approximately $45 million of higher net gains on forward contracts we entered into to offset the impact of net monetary asset gains/losses.

Higher restructuring costs

The increase in restructuring costs was primarily due to severance costs during 2009. See Note 4, “Restructuring” to our consolidated financial statements.

Income from discontinued operations

Income from discontinued operations increased primarily due to the favorable resolution of an insurance claim related to a past environmental matter in 2009 partially offset by a gain on the sale of a previously discontinued business in 2008 that did not recur in 2009.

Results of Operations — Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

			Favorable/
			(Unfavorable)
			$	%
	2008	2007	Change	Change
	(Dollars in millions, except diluted EPS)

Sales	$7,061.7	$6,392.2	$669.5	10.5

Segment operating income(1)	$1,216.3	$1,026.6	$189.7	18.5
Corporate general and administrative costs	(115.4)	(145.3)	29.9	20.6

Total operating income	1,100.9	881.3	219.6	24.9
Net interest expense	(106.7)	(115.7)	9.0	7.8
Other income (expense) — net	(9.6)	(28.2)	18.6	66.0

Income from continuing operations before income taxes	984.6	737.4	247.2	33.5
Income tax expense	(293.0)	(220.9)	(72.1)	(32.6)

Income from continuing operations	691.6	516.5	175.1	33.9
Income (loss) from discontinued operations	7.6	(13.4)	21.0	156.7

Consolidated net income	699.2	503.1	196.1	39.0
Net income attributable to noncontrolling interests	(18.0)	(20.5)	2.5	12.2

Net income attributable to Goodrich	$681.2	$482.6	$198.6	41.2

Effective tax rate	29.8%	30.0%

Diluted EPS:
Continuing operations	$5.29	$3.86	$1.43	37.0

Net income attributable to Goodrich	$5.35	$3.75	$1.60	42.7

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our consolidated financial statements.

Sales

Our 2008 sales and income performance was driven primarily by growth in each of our major market channels as follows:

•	Large commercial airplane original equipment sales increased by approximately 7%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately 23%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately 9%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 11%.

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

Other income (expense) — net

Other income (expense) — net decreased for 2008 as compared to 2007, primarily as a result of:

•	A net gain of approximately $13 million recognized in connection with the formation of a joint venture (see Note 5, “Other Income (Expense) — Net” of our consolidated financial statements); and

•	Increased income of approximately $7 million from equity in affiliated companies.

Income from continuing operations

In addition to the items described above, income from continuing operations during 2008 as compared to 2007 was also affected by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)

Changes in estimates on long-term contracts	$35.8	$22.1	$0.18

Lower share-based compensation	$33.6	$20.4	$0.15

Settlement of claims	$(40.1)	$(24.5)	$(0.19)

Foreign exchange rate impact, including net monetary asset remeasurement	$(21.1)	$(12.9)	$(0.10)

Changes in estimates on long-term contracts

During 2008 and 2007, we revised our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units, resulting in higher income of approximately $36 million compared to 2007. These changes were primarily due to favorable cost and operational performance.

Share-based compensation

The decrease in share-based compensation expense was primarily due to the following:

•	The impact of the unfavorable change in our share price, which declined by 48%, resulting in lower expense of approximately $43 million; and

•	Approximately $8 million of costs in 2007 related to the 2007 special stock options (see Note 7, “Share-Based Compensation”, to our consolidated financial statements); partially offset by

•	Approximately $17 million of additional costs for retirement eligible individuals in 2008 resulting from a change in vesting requirements.

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

2010 Outlook

We expect the following approximate results for the year ending December 31, 2010:

	2010 Outlook	2009 Actual

Sales	$7.1 billion	$6.7 billion
Diluted EPS — Net Income	$4.15 to $4.40 per share	$4.70 per share
Capital Expenditures	$250 million to $275 million	$169 million
Operating Cash Flow minus Capital Expenditures	Exceed 85% of net income attributable to Goodrich	87% of net income from continuing operations attributable to Goodrich

Our 2010 outlook assumes, among other factors:

•	Pension expense is expected to remain approximately unchanged from 2009. During 2009, we achieved a return on U.S. plan assets of approximately 11 percent. We will use a discount rate of approximately 5.9 percent for our U.S. plans in 2010.

•	A full year 2010 effective tax rate of 29% to 30%, reducing income per diluted share by about $0.19, compared to 2009. The 2010 effective tax rate includes a full-year benefit of approximately 1.5% related to an assumed extension of the U.S. research tax credit.

Sales

Our current market assumptions, for each of our major market channels, for the full year 2010 outlook, compared to the full year 2009, include the following:

•	Large commercial airplane original equipment sales are expected to increase by about 5 percent. This outlook assumes that current narrowbody production rates are maintained at least through early 2011, and that Boeing 787 deliveries begin in late 2010. Additionally, part of the expected growth in sales is related to the 2008 Boeing strike, which adversely impacted first quarter 2009 sales, but will not impact 2010 sales;

•	Regional, business and general aviation airplane original equipment sales are expected to decrease by more than 10 percent;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase by about 4 to 7 percent. This outlook assumes that worldwide ASMs increase in the range of 1 to 3 percent in 2010. We expect year-over-year sales growth beginning towards the middle of 2010; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase by about 15 percent, including sales generated by Atlantic Inertial Systems (AIS), which we acquired in December 2009.

Cash Flow

We expect net cash provided by operating activities, minus capital expenditures, to exceed 85 percent of net income. This outlook reflects ongoing investments to support the current schedule for the Boeing 787 and Airbus A350 XWB airplane programs, and low-cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long term. We expect capital expenditures for 2010 to be in a range of $250 million to $275 million and worldwide pension plan contributions are expected to be $100 million to $150 million.

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

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

	Year Ended December 31,
			$	%	% Sales
	2009	2008	Change	Change	2009	2008
	(Dollars in millions)

NET CUSTOMER SALES
Actuation and Landing Systems	$2,524.3	$2,614.9	$(90.6)	(3.5)
Nacelles and Interior Systems	2,322.6	2,485.6	(163.0)	(6.6)
Electronic Systems	1,838.7	1,961.2	(122.5)	(6.2)

Total Sales	$6,685.6	$7,061.7	$(376.1)	(5.3)

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$266.9	$300.0	$(33.1)	(11.0)	10.6	11.5
Nacelles and Interior Systems	515.3	647.5	(132.2)	(20.4)	22.2	26.1
Electronic Systems	276.4	268.8	7.6	2.8	15.0	13.7

Segment Operating Income	$1,058.6	$1,216.3	$(157.7)	(13.0)	15.8	17.2

Actuation and Landing Systems:  Actuation and Landing Systems segment sales for 2009 decreased from 2008 primarily due to the following:

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales across all businesses of approximately $107 million;

•	Lower regional, business and general aviation airplane OE sales across all businesses of approximately $42 million; and

•	Lower other non-aerospace sales of approximately $24 million, primarily in our engine components business; partially offset by

•	Higher defense and space OE and aftermarket sales across all businesses of approximately $45 million; and

•	Higher large commercial airplane OE sales of approximately $42 million, primarily in our landing gear and actuation systems businesses.

Actuation and Landing Systems segment operating income for 2009 decreased from 2008 primarily as a result of the following:

•	Lower sales volume and unfavorable product mix across most businesses resulting in lower income of approximately $55 million;

•	Higher pension and restructuring costs across most businesses, which resulted in lower income of approximately $39 million;

•	Lower income of approximately $30 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2008; and

•	Unfavorable foreign exchange of approximately $9 million; partially offset by

•	Favorable pricing and reduced operating costs across most businesses, which resulted in higher income of approximately $100 million.

Nacelles and Interior Systems:  Nacelles and Interior Systems segment sales for 2009 decreased from 2008 primarily due to the following:

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $192 million, primarily in our aerostructures and interiors businesses; and

•	Lower regional, business, and general aviation airplane OE sales of approximately $52 million, primarily in our aerostructures business; partially offset by

•	Higher large commercial airplane OE sales of approximately $66 million, primarily in our aerostructures and interiors businesses; and

•	Higher defense and space OE and aftermarket sales of approximately $21 million, primarily in our aerostructures and interiors businesses.

Nacelles and Interior Systems segment operating income for 2009 decreased from 2008 primarily due to the following:

•	Lower sales volume partially offset by favorable product mix, primarily in our interiors and aerostructures businesses, which resulted in lower income of approximately $144 million;

•	Higher pension and restructuring costs across most businesses, which resulted in lower income of approximately $55 million; and

•	Lower income of approximately $35 million related to changes in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2008; partially offset by

•	Favorable pricing and reduced operating costs across all businesses, which resulted in higher income of approximately $95 million; and

•	Favorable foreign exchange of approximately $7 million.

Electronic Systems:  Electronic Systems segment sales for 2009 decreased from 2008 primarily due to the following:

•	Lower engine controls sales of approximately $125 million which are no longer being reported by us. Sales in 2009 are recorded by the JV that was formed in the fourth quarter of 2008;

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales primarily in our sensors and integrated systems and engine controls and electrical power businesses of approximately $75 million; and

•	Lower regional, business and general aviation airplane OE sales of approximately $76 million, primarily in our sensors and integrated systems and engine controls and electrical power businesses; partially offset by

•	Higher defense and space OE and aftermarket sales of approximately $146 million, primarily in our sensors and integrated systems and intelligence, surveillance and reconnaissance systems businesses, including sales of approximately $48 million associated with the acquisitions of Recon/Optical, Inc. (ROI) which occurred during the third quarter of 2008 and Cloud Cap Technology, Inc. (Cloud Cap) and AIS which occurred during 2009.

Electronic Systems segment operating income for 2009 increased from 2008 primarily due to the following:

•	The favorable effect of the JV on the segment’s operating income of approximately $19 million. We recorded our portion of the JV’s 2009 operating results in other income (expense) — net; and

•	Favorable pricing and reduced operating costs across most businesses, which resulted in higher income of approximately $53 million; partially offset by

•	Lower sales volume, primarily in our sensors and integrated systems and engine controls and electrical power businesses, and unfavorable product mix, primarily in our sensors and integrated systems business, which resulted in lower income of approximately $42 million; and

•	Higher pension and restructuring costs across most businesses, which resulted in lower income of approximately $23 million.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

	Year Ended December 31,
			$	%	% Sales
	2008	2007	Change	Change	2008	2007
	(Dollars in millions)

NET CUSTOMER SALES
Actuation and Landing Systems	$2,614.9	$2,400.6	$214.3	8.9
Nacelles and Interior Systems	2,485.6	2,169.0	316.6	14.6
Electronic Systems	1,961.2	1,822.6	138.6	7.6

Total Sales	$7,061.7	$6,392.2	$669.5	10.5

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$300.0	$247.8	$52.2	21.1	11.5	10.3
Nacelles and Interior Systems	647.5	531.0	116.5	21.9	26.1	24.5
Electronic Systems	268.8	247.8	21.0	8.5	13.7	13.6

Segment Operating Income	$1,216.3	$1,026.6	$189.7	18.5	17.2	16.1

Actuation and Landing Systems:  Actuation and Landing Systems segment sales for 2008 increased from 2007 primarily due to the following:

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $66 million across all businesses;

•	Higher defense and space OE and aftermarket sales of approximately $44 million, primarily in our landing gear, aircraft wheels and brakes and actuation systems businesses;

•	Higher other aerospace and non-aerospace sales of approximately $43 million, primarily in our engine components and actuation systems businesses;

•	Higher regional, business and general aviation airplane OE sales of approximately $40 million, primarily in our landing gear, engine components and actuation systems businesses; and

•	Higher large commercial airplane OE sales of approximately $21 million, primarily in our actuation systems business. In our landing gear business unit, increased sales to Airbus were offset by decreased sales to Boeing, due primarily to the Boeing labor dispute in 2008.

Actuation and Landing Systems segment operating income for 2008 increased from 2007 primarily as a result of the following:

•	Higher sales volume and favorable product mix, net of the impact of the Boeing labor dispute, which resulted in higher income of approximately $57 million;

•	Higher pricing net of increased operating costs across all businesses, which resulted in higher income of approximately $29 million; and

•	Higher income resulting from changes in estimates on certain long-term contracts in our aircraft wheels and brakes business of approximately $11 million, primarily due to favorable operational performance; partially offset by

•	Settlement of certain claims with a customer and a claim with Northrop Grumman of approximately $31 million in 2007 which did not recur in 2008; and

•	Unfavorable foreign exchange of approximately $14 million.

Nacelles and Interior Systems:  Nacelles and Interior Systems segment sales for 2008 increased from 2007 primarily due to the following:

•	Higher large commercial airplane aftermarket sales, including spare parts and MRO volume, of approximately $118 million, primarily in our aerostructures business;

•	Higher large commercial airplane OE sales of approximately $88 million, primarily in our aerostructures and interiors businesses;

•	Higher defense and space OE and aftermarket sales of approximately $61 million, primarily in our aerostructures and interiors businesses; and

•	Higher regional, business, and general aviation airplane OE sales, primarily in our aerostructures and interiors businesses, of approximately $47 million.

Nacelles and Interior Systems segment operating income for 2008 increased from 2007 primarily due to the following:

•	Increased sales volume and favorable product mix, primarily in our aerostructures and interiors businesses, which resulted in increased income of approximately $118 million; and

•	Higher income resulting from changes in estimates for certain long-term contracts at our aerostructures business of approximately $21 million; partially offset by

•	Higher costs of approximately $15 million, primarily related to research and development and selling, general and administrative expenses in our aerostructures and interiors businesses;

•	Settlement of a customer claim in 2007 of approximately $7 million that did not recur in 2008; and

•	Unfavorable foreign exchange of approximately $6 million.

Electronic Systems:  Electronic Systems segment sales for 2008 increased from 2007 primarily due to the following:

•	Higher defense and space OE and aftermarket sales of approximately $65 million, primarily in our intelligence, surveillance and reconnaissance and sensors and integrated systems businesses, including sales associated with the acquisitions of TEAC Aerospace Holdings, Inc. (TEAC) and ROI of approximately $24 million;

•	Higher large commercial airplane aftermarket sales of approximately $35 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses, including sales associated with the acquisition of TEAC of approximately $13 million;

•	Higher regional, business and general aviation airplane OE sales of approximately $25 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses;

•	Higher large commercial OE sales of approximately $10 million, primarily in our engine control and electrical power systems businesses; and

•	Higher non-aerospace sales of approximately $10 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses.

Electronic Systems segment operating income for 2008 increased from 2007 primarily due to the following:

•	Higher sales volume, net of an unfavorable product mix across most businesses, resulting in higher income of approximately $62 million; partially offset by

•	Higher operating costs of approximately $34 million across all businesses primarily selling, general and administrative expenses; and

•	Unfavorable foreign exchange of approximately $7 million.

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

Sales to non-U.S. customers were $3,387 million or 51% of total sales, $3,541 million or 50% of total sales and $3,147 million or 49% of total sales for 2009, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We currently expect to fund expenditures for capital requirements and other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments, including our stock repurchase program, and also provide adequate financial flexibility due to our strong balance sheet, lack of any large near-term funding requirements and a strong banking group with a multi-year committed credit facility.

The following events affected our liquidity and capital resources during 2009:

•	We paid quarterly dividends of $0.25 per share on January 2, April 1, July 1 and October 1;

•	On February 19, 2009, we issued $300 million in senior notes which mature on March 1, 2019. We used a portion of the proceeds to repay $120 million of 6.6% senior notes which matured May 15, 2009 and to make a $137 million contribution to our U.S. defined benefit pension plan;

•	On May 1, 2009, we completed the acquisition of Cloud Cap, a leading provider of proprietary avionics products for small, unmanned aerial vehicles and sensors for manned vehicles, for $29.2 million in cash, net of cash acquired. Cloud Cap is reported in the Electronics Systems segment;

•	On December 8, 2009, we issued $300 million in senior notes which mature on March 1, 2020. We used the net proceeds to complete the acquisition discussed below and for other general corporate purposes including defined benefit pension plan contributions;

•	On December 21, 2009, we completed the acquisition of AIS, a leading provider of mission-critical guidance, stabilization and navigation products and systems for the military and defense market, for $362 million, net of cash acquired. AIS is reported in the Electronics Systems segment;

•	On October 13, 2009, our Board of Directors declared a quarterly dividend of $0.27 per share of common stock, payable January 4, 2010, to shareholders of record on December 1, 2009. This dividend declaration represents an 8% increase over the previous quarterly dividend of $0.25 per share of common stock; and

•	During 2009, we repurchased 0.3 million shares for approximately $16 million under our share repurchase program.

Cash

At December 31, 2009, we had cash and cash equivalents of $811 million, as compared to $370.3 million at December 31, 2008.

Credit Facilities

We have the following amounts available under our credit facilities:

•	$500 million committed global revolving credit facility that expires in May 2012, of which $432 million was available at December 31, 2009; and

•	$75 million of uncommitted domestic money market facilities and $161.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements, of which $158.4 million was available at December 31, 2009.

Long-Term Financing

At December 31, 2009, we had long-term debt and capital lease obligations, including current maturities, of $2,008.6 million with maturities ranging from 2010 to 2046. Maturities of long-term debt and capital lease obligations occurring in the next two years include $1.1 million maturing in 2010 and $0.9 million maturing in 2011. We also maintain a shelf registration statement that allows us to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Off-Balance Sheet Arrangements

Lease Commitments

We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $174.9 million at December 31, 2009.

One of these arrangements allows us, rather than the lessor, to claim a deduction for tax depreciation on the asset and allows us to lease a corporate aircraft with a total commitment amount of $43.8 million. For accounting purposes, we were deemed to be the owner of the aircraft during the construction period and recorded an asset with an offsetting lease obligation of approximately $32 million. This lease will qualify for sales-leaseback treatment upon lease commencement in 2011 and will be priced at a spread over LIBOR.

Derivatives

We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:

•	Foreign Currency Contracts Designated as Cash Flow Hedges: At December 31, 2009, our contracts had a notional amount of $1,827.4 million, fair value of a $54.2 million net asset and maturity dates ranging from January 2010 to December 2014. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months will be a gain of $1.9 million. During 2009, 2008 and 2007 we realized net losses of $51.1 million, net gains of $38.4 million, and net gains of $75.6 million respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At December 31, 2009, our contracts had a notional amount of $57.9 million and a fair value net liability of $2.5 million. At December 31, 2008, there were no such contracts outstanding. During 2009 and 2008, we realized net gains of $9.8 million and net losses of $34.8 million, respectively, for contracts entered into and settled during those periods.

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

Contractual Obligations and Other Commercial Commitments

The following table reflects our contractual obligations and commercial commitments as of December 31, 2009. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2010	2011-2012	2013-2014	Thereafter
	(Dollars in millions)

Contractual Obligations
Payments Due by Period
Short-Term and Long-Term Debt	$2,005.0	$3.1	$261.5	$—	$1,740.4
Capital Lease Obligations	10.5	1.1	1.7	1.6	6.1
Operating Leases	174.9	38.6	52.2	32.1	52.0
Purchase Obligations(1)	933.7	839.1	92.7	1.9	—
Other Long-Term Obligations(2)	133.2	18.7	20.7	2.5	91.3

Total	$3,257.3	$900.6	$428.8	$38.1	$1,889.8

Other Commercial Commitments
Amount of Commitments that Expire per Period
Lines of Credit(3)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	95.8	87.2	7.9	0.5	0.2
Guarantees	34.1	10.6	9.3	9.6	4.6
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	8.6	4.2	3.4	1.0	—

Total	$138.5	$102.0	$20.6	$11.1	$4.8

(1)	Purchase obligations include an estimated amount of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

(2)	Includes participation payments of approximately $103 million for aircraft component delivery programs which are to be paid over the next nine years.

(3)	As of December 31, 2009, we had in place a committed syndicated revolving credit facility which expires in May 2012 and permits borrowing up to a maximum of $500 million; $75 million of uncommitted domestic money market facilities; and $161.8 million of uncommitted and committed foreign working capital facilities. As of December 31, 2009, we had borrowing capacity under our committed syndicated revolving credit facility of $432 million.

The table excludes our pension and other postretirement benefits obligations. Worldwide pension contributions were $237.5 million and $227.2 million in 2009 and 2008, respectively. These contributions include both voluntary and required employer contributions, as well as pension benefits paid directly by us. Of these amounts, $182 million and $170 million were contributed to the qualified U.S. pension plan in 2009 and 2008, respectively. We expect to make pension contributions of $100 million to $150 million to our worldwide pension plans during 2010. Our postretirement benefits other than pensions are not required to be funded in advance, so benefit payments, including medical costs and life insurance, are paid as they are incurred. We made postretirement benefit payments other than pension, net of the Medicare Part D subsidy, of approximately $34 million and $27 million in 2009 and 2008, respectively. We expect to make net payments of approximately $31 million during 2010. See Note 14, “Pensions and Postretirement Benefits” of our consolidated financial statements for a further discussion of our pension and postretirement other than pension plans.

The table also excludes our liability for unrecognized tax benefits of $286.6 million as of December 31, 2009, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

CASH FLOW

The following table summarizes our cash flow activity for 2009, 2008 and 2007:

	Year Ended December 31,
Net Cash Provided by (Used in):	2009	2008	2007
	(Dollars in millions)

Operating activities of continuing operations	$656.5	$786.6	$593.7
Investing activities of continuing operations	$(561.8)	$(410.0)	$(279.3)
Financing activities of continuing operations	$304.6	$(414.4)	$(202.5)
Discontinued operations	$34.1	$13.1	$90.1

Year Ended December 31, 2009 as Compared to December 31, 2008

Operating Activities of Continuing Operations

The decrease in net cash provided by operating activities for 2009 compared to 2008 is primarily due to the following:

•	During 2008, we received $115 million from Rolls-Royce related to the formation of the JV; and

•	Lower income from continuing operations and higher spending on non-product inventory partially offset by lower growth in working capital; partially offset by

•	Lower net tax payments of approximately $73 million.

Investing Activities of Continuing Operations

Net cash used by investing activities for 2009 and 2008 included capital expenditures of $169 million and $284.7 million, respectively. We completed the following acquisitions during 2009:

•	Cloud Cap for $29.2 million, net of cash acquired; and

•	AIS for $362.2 million, net of cash acquired.

Financing Activities of Continuing Operations

The increase in net cash provided by financing activities for 2009 compared to 2008 consisted primarily of the following:

•	$597 million in net proceeds from the issuance of senior notes; and

•	Lower purchases of our common stock in connection with our share repurchase program of approximately $115 million.

The Company’s share repurchase program was initially approved by the Board of Directors on October 24, 2006 and increased by the Board of Directors on February 19, 2008, for $600 million in total. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as we deem appropriate, subject to market conditions, regulatory requirements and other factors. Our share repurchase program does not obligate us to repurchase any particular amount of common stock and no time limit was set for completion of the program. The program may be suspended or discontinued at any time without notice. As of December 31, 2009, we have purchased approximately 6.7 million shares for approximately $370 million at an average price of $55.62 per share.

Discontinued Operations

Net cash provided by discontinued operations for 2009 was primarily due to the resolution of an insurance claim related to a past environmental matter. Net cash provided by discontinued operations for 2008 primarily consisted of the finalization of the purchase price for ATS which was sold during 2007 and proceeds from the sale of a previously discontinued operation.

Year Ended December 31, 2008 as Compared to December 31, 2007

Operating Activities of Continuing Operations

The increase in net cash provided by operating activities for 2008 as compared to 2007 consisted primarily of the following:

•	Cash flow from higher pre-tax income of approximately $250 million; and

•	Cash of $115 million received in connection with the formation of a joint venture (see Note 5, “Other Income (Expense) — Net”, to our consolidated financial statements); partially offset by

•	Higher worldwide pension plan contributions of approximately $95 million.

Investing Activities of Continuing Operations

Net cash used by investing activities for 2008 and 2007 included capital expenditures of $284.7 million and $282.6 million, respectively. We completed the following acquisitions during 2008:

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

Our consolidated balance sheet included an accrued liability for environmental remediation obligations of $66.1 million and $62.3 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, $11.3 million and $20.9 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At December 31, 2009 and 2008, $25.3 million and $24 million, respectively, was associated with ongoing operations and $40.8 million and $38.3 million, respectively, was associated with previously owned businesses.

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

During 2009, a judgment in our favor became final when the initial verdict was upheld on appeal. As a result, we received $79.3 million from Commercial Union Insurance Company for reimbursement of environmental remediation costs, attorney fees and interest; however, we paid a portion of the insurance proceeds to a former subsidiary. See Note 6, “Discontinued Operations” to our consolidated financial statements.

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

Insurance Coverage

We maintain a comprehensive portfolio of insurance policies, including aviation products liability insurance which covers most of our products. The aviation products liability insurance typically provides first dollar coverage for defense and indemnity of third party claims.

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

At December 31, 2009 and 2008, the deferred settlement credit was $45 million and $49.4 million, respectively, for which $6.1 million and $6.4 million, respectively, was reported in accrued expenses and $38.9 million and $43 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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

Guarantees

At December 31, 2009, we had letters of credit and bank guarantees of $95.8 million and residual value guarantees of lease obligations of $27.3 million. See Note 12, “Financing Arrangements” and Note 16, “Supplemental Balance Sheet Information” to our consolidated financial statements. At December 31, 2009, we were a guarantor on a revolving credit agreement totaling £20 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line and we are indemnified by Rolls-Royce for 50%.

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

Additionally, total contract revenue is based on estimates of future units to be delivered to the customer, the ability to recover costs incurred for change orders and claims and sales price escalation, where applicable. There is a risk that there could be differences between the actual units delivered and the estimated total units to be delivered under the contract and differences in actual revenues compared to estimates. Changes in estimates could have a material impact on our results of operations and cash flows.

Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined to the extent total estimated costs exceed total estimated contract revenues.

Boeing 787 Contract

During 2004, our aerostructures business entered into a long-term supply contract with Boeing on the 787 program. Our latest outlook projects approximately $5 billion of original equipment sales for this contract. At December 31, 2009, we had approximately $638 million recorded as in-process inventory related to this contract. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.

The Boeing 787 program has experienced delays in its development schedule and Boeing has requested numerous changes in the design of our product and scope of our work. Under the terms of our contract, we are entitled to reimbursement of certain costs and equitable price adjustments under certain circumstances. We have asserted changes to our pricing that are material. Discussions with Boeing are ongoing. In our evaluation of the contract, we have included an estimate of the probable revenues related to these assertions.

If we are unable to reach a fair and equitable resolution with Boeing, if any key suppliers on the 787 program fail to comply with the material terms of their supply contracts, or if any of the actual costs or revenues differ from the estimates, it could have a material adverse effect on our financial position, results of operations and/or cash flows in a given period.

During 2009, we entered into an agreement to settle the previously disclosed arbitration with Alenia Aermacchi, S.p.A. (AAeM), a supplier of fan cowls used in the nacelles that we provide to Boeing on the 787 program. The material terms of the settlement agreement include: (a) termination of the underlying program contracts between AAeM and us and the orderly transfer of the 787 fan cowl program to another supplier; (b) the supply of a specified number of fan cowls during the transfer period; (c) installment payments to AAeM over an approximately two-year period, subject to AAeM’s continued support for testing and certification and execution of the program transfer; and (d) termination of the arbitration with a mutual release of claims and covenant not to sue. The payments to be made to AAeM under the settlement agreement are not material to our results of operations, financial condition or cash flows. As a result of the settlement with AAeM, we identified a preferred supplier for future fan cowl support and negotiated pricing on the 787 and several other programs, taking into account the supplier’s position as a preferred supplier.

JSTARS Program

In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. We were selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of December 31, 2009, we have $26.3 million of pre-production costs related to this program.

Funding for the JSTARS program for the 2010 budget cycle was approved. Future funding remains uncertain. While we believe that program funding will continue, there can be no assurances of such. If the program were to be cancelled, we would need to write-off our pre-production costs.

Tax

We are continuously undergoing examination by the United States Internal Revenue Service (IRS), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns.

Tax Years 2005 and 2006

During 2009, the IRS issued a Revenue Agent’s Report for the tax years 2005 and 2006. In July 2009, we submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve the proper timing of deductions. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Tax Years 2000 to 2004

During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. We were unable to reach agreement with the IRS on the remaining issues and in December 2009, we filed a petition to the U.S. Tax Court. If the IRS were to prevail, we believe the amount of the estimated tax liability is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

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

Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $29 million at December 31, 2009. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14.5 million at December 31, 2009. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $29 million of interest or $14.5 million of penalty interest. In April 2009, the Superior Court of California issued a ruling granting our motion for summary judgment. In August 2009 the State of California appealed the ruling. Once the State’s appeals have been exhausted and if the Superior Court’s decision is not overturned, we will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.

Following settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997, California audited our amended tax returns and issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. We submitted a protest of the assessment to the California Franchise Tax Board in November 2008. We believe that we are adequately reserved for this contingency. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2009, new accounting guidance was issued that is included in Accounting Standards Codification Topic 810, “Consolidation”. This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, we do not expect this standard to have a material impact on our financial condition or results of operations.

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

Contract Accounting-Percentage of Completion

We have sales under long-term contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. We use the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability are known. Amounts representing contract claims or change orders are considered in estimating revenues, costs, and profits when they can be reliably estimated and realization is considered probable.

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

Income Taxes

As of each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. In addition, we establish reserves for uncertain tax positions. The estimate of our effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Further influencing this estimate are evolving interpretations of new and existing tax laws, rulings by taxing authorities and court decisions. Due to the subjective and complex nature of these underlying issues, our actual effective tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded.

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

Goodwill is not amortized but is tested for impairment annually, or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is November 30. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related reporting units. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The amount of the fair value below carrying value represents the amount of goodwill impairment. As of our November 30 testing date, none of our reporting units were at risk of their book value of net assets exceeding their respective fair value.

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

Participation Payments

Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At December 31, 2009 and 2008, the carrying amount of participation payments was $117.4 million and $118 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2009, 2008 or 2007. See Note 16, “Supplemental Balance Sheet Information” to our consolidated financial statements.

Sales Incentives

We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At December 31, 2009 and 2008, the carrying amount of sales incentives was $60.4 million and $62.4 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in 2009, 2008 or 2007. See Note 16, “Supplemental Balance Sheet Information” to our consolidated financial statements.

Flight Certification Costs

When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an

OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At December 31, 2009 and 2008, the carrying amount of sales flight certification costs was $45 million and $34 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in 2009, 2008 or 2007. See Note 16, “Supplemental Balance Sheet Information” to our consolidated financial statements.

Entry Fees

Our aerostructures business in our Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payments are referred to as entry fees and entitle us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized over units of delivery as a reduction to sales. At December 31, 2009 and 2008, the carrying amount of entry fees was $24.5 million and $25.5 million, respectively. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No such impairment charges were recorded in 2009, 2008 or 2007. See Note 16, “Supplemental Balance Sheet Information” to our consolidated financial statements.

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

Share-Based Compensation

We utilize the fair value method of accounting to account for share-based compensation awards. See Note 7, “Share-Based Compensation”.

Assumptions

Stock Options

We use the Black-Scholes-Merton formula to estimate the expected value that our employees will receive from the options based on a number of assumptions, such as interest rates,

employee exercises, our stock price and expected dividend yield. Our weighted-average assumptions included:

	2009	2008	2007

Risk-free interest rate %	1.8	3.3	4.5
Expected dividend yield %	2.6	1.3	1.7
Historical volatility factor %	33.3	31.2	34.6
Weighted-average expected life of the options (years)	5.6	5.6	5.5

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

Restricted Stock Units

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during 2009, 2008 and 2007 was $38.39, $69.48 and $46.20 per unit, respectively.

Performance Units

The value of each award is determined based upon the average of the high and low price of our stock on the last day of each reporting period, as adjusted for a performance condition and a market condition. The performance condition is applied to 50% of the awards and is based upon our actual return on invested capital (ROIC) as compared to a target ROIC. The market condition is applied to 50% of the awards and is based on our relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies. Since the awards will be paid in cash, they are recorded as a liability award and are marked to market each reporting period. As such, assumptions are evaluated for each award on an ongoing basis.

Pension and Postretirement Benefits Other Than Pensions

We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our worldwide pension and postretirement benefits other than pensions. All significant assumptions are evaluated at least annually. Assumptions such as the rate of compensation increase, health care cost projections, the mortality rate assumption, and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. Plan assets have been valued at fair value. See Note 14, “Pensions and Postretirement Benefits”.

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

Sensitivity Analysis

The table below quantifies the approximate impact at December 31, 2009 of a one-quarter percentage point change in the assumed discount rate and expected long-term rate of return on plan assets for our pension plan cost and liability, holding all other assumptions constant. The discount rate assumption is selected each year based on market conditions in effect as of the disclosure date. The rate selected is used to measure liabilities as of the disclosure date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed each year, is changed less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of disclosure date; rather, it is used only in the calculation of pension expense.

	.25 Percentage	.25 Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (decrease) in annual costs
Discount rate	$(14.0)	$14.2
Expected long-term rate of return	$(7.1)	$7.1
Increase (decrease) in projected benefit obligation
Discount rate	$(116.1)	$120.4

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate on our annual cost and balance sheet liability for postretirement benefits other than pension obligations holding all other assumptions constant.

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (decrease) in total of service and interest cost components
Health care cost trend rate	$1.2	$(1.1)
Increase (decrease) in accumulated postretirement benefit obligation
Health care cost trend rate	$21.7	$(19.2)

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

Important factors that could cause actual results to differ from expected performance include, but are not limited to:

•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 Dreamliner, the Airbus A380 and A350 XWB aircraft programs, and major military programs;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	the extent to which we are successful in integrating and achieving expected operating synergies for AIS and other potential acquisitions;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies and/or consolidations in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which changes in regulation and/or assumptions result in changes to expenses relating to employee and retiree medical and pension benefits;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental and other claims arising out of the divestiture of our tire, vinyl and other businesses;

•	possible assertion of claims against us on the theory that we, as the former corporate parent of Coltec Industries Inc, bear some responsibility for the asbestos-related liabilities of Coltec and its subsidiaries;

•	the effect of changes in accounting policies or tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.

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

We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations and interest rate swaps. The table below provides information about our financial instruments that are sensitive to changes in interest rates. At December 31, 2009, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $0.2 million. At December 31, 2009 we had no interest rate swaps outstanding.

The table represents principal cash flows and related weighted-average interest rates by expected (contractual) maturity dates.

Expected Maturity Dates

								Fair
Debt	2010	2011	2012	2013	2014	Thereafter	Total	Value
	(Dollars in millions)

Fixed Rate	$—	$—	$261.5	$—	$—	$1,723.9	$1,985.4	$2,127.5
Average Interest Rate	—	—	7.5%	—	—	6.4%	6.5%	—
Variable Rate	$3.1	—	—	—	—	$16.5	$19.6	$19.6
Average Interest Rate	3.8%	—	—	—	—	0.3%	0.8%	—
Capital Lease Obligations	$1.1	$0.9	$0.8	$0.8	$0.8	$6.1	$10.5	$6.7

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

Foreign exchange negatively impacted our business segments’ financial results in 2009. Approximately 7% of our revenues and approximately 20% of our costs are denominated in currencies other than the U.S. Dollar. Approximately 94% of these net costs are in Euros, Great Britain Pounds Sterling and Canadian Dollars. We hedge a portion of our exposure of U.S. Dollar sales on an ongoing basis.

As currency exchange rates fluctuate, translation of the income statements of our international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.

We have entered into foreign exchange forward contracts to sell U.S. Dollars for Great Britain Pounds Sterling, Canadian Dollars, Euros and Polish Zlotys. These forward contracts are used to mitigate a portion of the potential volatility of earnings and cash flows arising from changes in currency exchange rates. As of December 31, 2009 we had the following forward contracts:

Currency	Notional Amount	Buy/Sell
	(Dollars in
	millions)

Great Britain Pounds Sterling	$667.7	Buy
Canadian Dollars	$489.1	Buy
Euros	$612.7	Buy
Polish Zlotys	$57.9	Buy

These forward contracts mature on a monthly basis with maturity dates that range from January 2010 to December 2014.

At December 31, 2009, a hypothetical 10 percent strengthening of the U.S. Dollar against other foreign currencies would decrease the value of the forward contracts described above by $194.9 million. The fair value of these foreign currency forward contracts was an asset of $54.2 million at December 31, 2009. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

In addition to the foreign exchange cash flow hedges, we enter into foreign exchange forward contracts to manage foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. As of December 31, 2009, our contracts had a notional amount of $57.9 million and a fair value of a $2.5 million net liability.

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

Goodrich’s management assessed the effectiveness of Goodrich’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that Goodrich maintained effective internal control over financial reporting as of December 31, 2009.

Goodrich’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of Goodrich’s internal control over financial reporting. This report appears on page 59.

/s/ Marshall O. Larsen
Marshall O. Larsen
Chairman, President and
Chief Executive Officer

/s/ Scott E. Kuechle
Scott E. Kuechle
Executive Vice President and
Chief Financial Officer

/s/ Scott A. Cottrill
Scott A. Cottrill
Vice President and Controller
(Principal Accounting Officer)

February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Goodrich Corporation

We have audited the accompanying consolidated balance sheets of Goodrich Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Goodrich Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Goodrich Corporation

We have audited Goodrich Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodrich Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Goodrich Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Goodrich Corporation as of December 31, 2009 and 2008 and the related consolidated statements of income, cash flows and equity for each of the three years in the period ended December 31, 2009 of Goodrich Corporation and our report dated February 16, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 16, 2010

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions, except per share amounts)

Sales	$6,685.6	$7,061.7	$6,392.2
Operating costs and expenses:
Cost of sales	4,724.1	4,906.2	4,483.3
Selling and administrative costs	1,032.3	1,054.6	1,027.6

	5,756.4	5,960.8	5,510.9

Operating Income	929.2	1,100.9	881.3
Interest expense	(121.0)	(112.4)	(124.9)
Interest income	1.1	5.7	9.2
Other income (expense) — net	(25.2)	(9.6)	(28.2)

Income from continuing operations before income taxes	784.1	984.6	737.4
Income tax expense	(207.8)	(293.0)	(220.9)

Income From Continuing Operations	576.3	691.6	516.5
Income (loss) from discontinued operations — net of income taxes	34.5	7.6	(13.4)

Consolidated Net Income	610.8	699.2	503.1
Net income attributable to noncontrolling interests	(13.5)	(18.0)	(20.5)

Net Income Attributable to Goodrich	$597.3	$681.2	$482.6

Amounts attributable to Goodrich:
Income from continuing operations	$562.8	$673.6	$496.0
Income (loss) from discontinued operations — net of income taxes	34.5	7.6	(13.4)

Net Income Attributable to Goodrich	$597.3	$681.2	$482.6

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$4.47	$5.34	$3.91
Discontinued operations	0.28	0.06	(0.11)

Net Income Attributable to Goodrich	$4.75	$5.40	$3.80

Diluted Earnings Per Share
Continuing operations	$4.43	$5.29	$3.86
Discontinued operations	0.27	0.06	(0.11)

Net Income Attributable to Goodrich	$4.70	$5.35	$3.75

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
	(Dollars in millions, except share amounts)

Current Assets
Cash and cash equivalents	$811.0	$370.3
Accounts and notes receivable — net	1,073.2	1,048.9
Inventories — net	2,290.4	1,974.7
Deferred income taxes	165.2	153.5
Prepaid expenses and other assets	59.6	47.2
Income taxes receivable	15.0	73.7

Total Current Assets	4,414.4	3,668.3

Property, plant and equipment — net	1,451.2	1,391.4
Prepaid pension	0.8	0.6
Goodwill	1,587.0	1,390.2
Identifiable intangible assets — net	633.2	402.8
Deferred income taxes	16.7	92.0
Other assets	638.1	537.6

Total Assets	$8,741.4	$7,482.9

Current Liabilities
Short-term debt	$3.1	$37.7
Accounts payable	547.8	646.4
Accrued expenses	1,037.4	1,005.3
Income taxes payable	0.5	5.6
Deferred income taxes	23.8	25.0
Current maturities of long-term debt and capital lease obligations	0.5	121.3

Total Current Liabilities	1,613.1	1,841.3

Long-term debt and capital lease obligations	2,008.1	1,410.4
Pension obligations	908.7	973.9
Postretirement benefits other than pensions	301.1	309.4
Long-term income taxes payable	171.1	172.3
Deferred income taxes	257.2	62.3
Other non-current liabilities	514.5	561.1
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 145,241,995 shares at
December 31, 2009 and 143,611,254 shares at December 31, 2008
(excluding 14,000,000 shares held by a wholly owned subsidiary)	726.2	718.1
Additional paid-in capital	1,597.0	1,525.3
Income retained in the business	2,088.0	1,619.2
Accumulated other comprehensive income (loss)	(673.2)	(978.1)
Common stock held in treasury, at cost (20,854,137 shares at December 31, 2009 and 20,410,556 shares at December 31, 2008)	(817.0)	(793.2)

Total Shareholders’ Equity	2,921.0	2,091.3
Noncontrolling interests	46.6	60.9

Total Equity	2,967.6	2,152.2

Total Liabilities And Equity	$8,741.4	$7,482.9

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Operating Activities
Consolidated net income	$610.8	$699.2	$503.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(34.5)	(7.6)	13.4
Restructuring and consolidation:
Expenses	21.6	2.1	1.0
Payments	(13.6)	(2.5)	(4.4)
Pension and postretirement benefits:
Expenses	199.5	97.7	116.3
Contributions and benefit payments	(271.8)	(254.7)	(163.7)
Depreciation and amortization	249.3	257.2	250.2
Excess tax benefits related to share-based payment arrangements	(5.0)	(8.1)	(16.6)
Share-based compensation expense	66.7	36.4	70.0
Deferred income taxes	139.4	143.4	137.8
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	44.8	(125.7)	(81.4)
Inventories, excluding pre-production and excess-over-average	(42.3)	(189.8)	(89.2)
Pre-production and excess-over-average inventories	(180.2)	(120.6)	(116.3)
Other current assets	5.5	(8.6)	5.7
Accounts payable	(142.7)	137.8	(10.5)
Accrued expenses	2.5	43.4	95.0
Income taxes payable/receivable	51.2	36.5	(84.5)
Other non-current assets and liabilities	(44.7)	50.5	(32.2)

Net Cash Provided By Operating Activities	656.5	786.6	593.7

Investing Activities
Purchases of property, plant and equipment	(169.0)	(284.7)	(282.6)
Proceeds from sale of property, plant and equipment	1.3	6.5	3.3
Payments made for acquisitions, net of cash acquired	(392.1)	(131.8)	—
Investments in and advances to equity investees	(2.0)	—	—

Net Cash Used In Investing Activities	(561.8)	(410.0)	(279.3)

Financing Activities
Increase (decrease) in short-term debt, net	(35.0)	15.9	9.2
Proceeds from issuance of long-term debt	597.0	—	—
Repayments of long-term debt and capital lease obligations	(120.5)	(201.0)	(1.4)
Proceeds from issuance of common stock	35.3	24.7	95.9
Purchases of treasury stock	(23.8)	(138.4)	(214.6)
Dividends paid	(125.6)	(114.1)	(101.2)
Excess tax benefits related to share-based payment arrangements	5.0	8.1	16.6
Distributions to noncontrolling interests	(27.8)	(9.6)	(7.0)

Net Cash Provided By (Used In) Financing Activities	304.6	(414.4)	(202.5)

Discontinued Operations
Net cash provided by (used in) operating activities	34.1	(2.6)	1.3
Net cash provided by (used in) investing activities	—	15.7	88.8
Net cash provided by (used in) financing activities	—	—	—

Net cash provided by discontinued operations	34.1	13.1	90.1
Effect of exchange rate changes on cash and cash equivalents	7.3	(11.0)	2.7

Net increase (decrease) in cash and cash equivalents	440.7	(35.7)	204.7
Cash and cash equivalents at beginning of period	370.3	406.0	201.3

Cash and cash equivalents at end of period	$811.0	$370.3	$406.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

				Income	Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	in the	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	Business	Income (Loss)	Stock	Interests	Total
	(In thousands)			(Dollars in millions)

Balance December 31, 2006	139,042	$695.2	$1,313.3	$666.5	$(260.8)	$(437.5)	$39.0	$2,015.7
Consolidated net income				482.6			20.5	503.1
Other comprehensive income (loss):
Translation adjustments					101.2			101.2
Pension and OPEB liability adjustment					130.8			130.8
Unrealized gain on cash flow hedges					43.2			43.2

Total comprehensive income (loss)								778.3
Distributions to noncontrolling interests							(7.0)	(7.0)
Change in accounting for tax contingencies				10.1				10.1
Repurchase of common stock						(208.8)		(208.8)
Employee award programs	3,330	16.7	81.9			(8.5)		90.1
Share-based compensation			33.1					33.1
Tax benefit from employees share-based compensation programs			24.8					24.8
Dividends declared (per share — $0.825)				(104.4)				(104.4)

Balance December 31, 2007	142,372	$711.9	$1,453.1	$1,054.8	$14.4	$(654.8)	$52.5	$2,631.9

Consolidated net income				681.2			18.0	699.2
Other comprehensive income (loss):
Translation adjustments					(298.0)			(298.0)
Pension and OPEB liability adjustment					(472.7)			(472.7)
Unrealized loss on cash flow hedges					(221.8)			(221.8)

Total comprehensive income (loss)								(293.3)
Distributions to noncontrolling interests							(9.6)	(9.6)
Repurchase of common stock						(127.2)		(127.2)
Employee award programs	1,239	6.2	21.4			(11.2)		16.4
Share-based compensation			41.1					41.1
Tax benefit from employees share-based compensation programs			9.7					9.7
Dividends declared (per share — $0.925)				(116.8)				(116.8)

Balance December 31, 2008	143,611	$718.1	$1,525.3	$1,619.2	$(978.1)	$(793.2)	$60.9	$2,152.2

Consolidated net income				597.3			13.5	610.8
Other comprehensive income (loss):
Translation adjustments					119.2			119.2
Pension and OPEB liability adjustment					37.2			37.2
Unrealized gain on cash flow hedges					148.5			148.5

Total comprehensive income (loss)								915.7
Distributions to noncontrolling interests							(27.8)	(27.8)
Repurchase of common stock						(15.9)		(15.9)
Employee award programs	1,631	8.1	27.4			(7.9)		27.6
Share-based compensation			37.2					37.2
Tax benefit from employees share-based compensation programs			7.1					7.1
Dividends declared (per share — $1.02)				(128.5)				(128.5)

Balance December 31, 2009	145,242	$726.2	$1,597.0	$2,088.0	$(673.2)	$(817.0)	$46.6	$2,967.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

As discussed in Note 6, “Discontinued Operations”, Goodrich Aviation Technical Services, Inc. (ATS) has been accounted for as a discontinued operation. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations.

Cash Equivalents.  Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

Allowance for Doubtful Accounts.  The Company evaluates the collectibility of trade receivables based on a combination of factors. The Company regularly analyzes significant customer accounts and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, which may occur in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. See Note 16, “Supplemental Balance Sheet Information”.

Inventories.  Inventories are stated at the lower of cost or market. Certain U.S. inventories are valued by the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued principally by the average cost method. See Note 10, “Inventories”.

Inventoried costs on long-term contracts include certain pre-production costs, consisting primarily of tooling and engineering design and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as “excess-over average”) during the early years of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the anticipated remaining sales value of such contract, the excess is charged to cost of sales in the period identified.

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

Identifiable Intangible Assets.  Identifiable intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. These assets include patents and other technology agreements, sourcing contracts, trademarks, licenses, customer relationships and non-compete agreements. Identifiable intangible assets are generally amortized over their useful life using undiscounted cash flows, a method that reflects the pattern in which the economic benefits of the intangible assets are consumed, or the straight-line method.

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

Revenue and Income Recognition.  For revenues not recognized under the contract method of accounting or separately priced extended warranty or product maintenance contracts, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

The Company has entered into long-term product maintenance arrangements to provide specific products and services to customers for a specified amount per flight hour, brake landing and/or aircraft landings. Revenue is recognized for these arrangements as the service is performed and the costs are incurred. The Company has sufficient historical evidence that indicates that the costs of performing the service under the contract are incurred on other than a straight-line basis.

For revenues recognized under the contract method of accounting, the Company recognizes sales and profits on each contract in accordance with the percentage-of-completion method, generally using units-of-delivery as the basis to measure progress towards completing the contract and recognizing revenue and profit. This method requires estimates that involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Projected revenues over the contract period may include estimates of recoveries asserted against the customer for delays, changes in specifications and designs or other unanticipated costs. Amounts related to contract claims or change orders are included in projected revenues when they can be reliably estimated and realization is considered probable. The contract method of accounting also involves the use of various estimating techniques to project costs at completion. Estimates include assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements.

The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. A significant portion of the Company’s sales in its aerostructures business in the Nacelles and Interior Systems segment are long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in Accounts Receivable at December 31, 2009 and 2008, were receivable amounts under contracts in progress of $190.8 million and $164.7 million, respectively, that represent amounts earned but not billable. These amounts become billable according to their contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Of the $190.8 million at December 31, 2009, $104.1 million is expected to be collected after December 31, 2010.

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

Income Taxes.  Income tax expense for federal, foreign, state and local income taxes are calculated on reported financial reporting pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred taxes and liabilities are based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The Company records interest (net of any applicable tax benefit) on potential tax contingencies as a component of its tax expense. See Note 15, “Income Taxes”.

The Company establishes reserves for uncertain tax positions in accordance with the Income Taxes subtopic of the Financial Accounting Standards Board Accounting Standards Codification. The subtopic prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, the subtopic provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions.

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

Participation Payments.  Certain businesses make cash payments under long-term contractual arrangements to original equipment manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized as other assets when a contractual liability has been incurred, and are amortized as a reduction to sales, as appropriate. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment occur such as a change in the estimated number of units or the economics of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2009, 2008 or 2007. See Note 16, “Supplemental Balance Sheet Information”.

Sales Incentives.  The Company offers sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized as an expense in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate, using the straight-line method over the remaining contract term. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such charges were recorded in 2009, 2008 or 2007. See Note 16, “Supplemental Balance Sheet Information”.

Flight Certification Costs.  When a supply arrangement is secured, certain businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate, over the projected number of aircraft to be manufactured. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense is adjusted when the estimated number of units to be manufactured changes. No impairment charges were recorded in 2009, 2008 or 2007. See Note 16, “Supplemental Balance Sheet Information”.

Entry Fees.  The aerostructures business in the Company’s Nacelles and Interior Systems segment made cash payments to an OEM under a long-term contractual arrangement related to a new engine program. The payments are referred to as entry fees and entitle the Company to a controlled access supply contract and a percentage of total program revenue generated by the OEM. Entry fees are capitalized in other assets and are amortized over units of delivery as a reduction to sales. The carrying amount of entry fees is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of entry fees is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of entry fees. If the carrying value of the entry fees exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fees to their recoverable amounts. No such impairment charges were recorded in 2009, 2008 or 2007. See Note 16, “Supplemental Balance Sheet Information”.

Shipping and Handling.  Shipping and handling costs are recorded in cost of sales.

Financial Instruments.  The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, foreign currency forward contracts, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term debt is based on quoted market prices or rates available to the Company for debt with similar terms and maturities.

Derivative financial instruments are carried on the consolidated balance sheet at fair value. The fair value of derivatives and other forward contracts is based on quoted market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation.  The Company utilizes the fair value method of accounting to account for share-based compensation awards. See Note 7, “Share-Based Compensation”.

Pension and Postretirement Benefits.  The Company recognizes the funded status of the Company’s pension plans and postretirement benefits plans other than pension (OPEB) on its consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax. The measurement date used to determine the pension and OPEB obligations and assets for all plans was December 31. Plan assets have been valued at fair value. See Note 14, “Pensions and Postretirement Benefits”.

Research and Development.  The Company performs research and development under company-funded programs for commercial products and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Company-funded research and development programs are expensed as incurred and included in selling and administrative costs. Customer funding of the Company’s research and development efforts is recorded as an offset to research and development expense. Total research and development expenditures from continuing operations in 2009, 2008 and 2007 were approximately $239 million, $284 million and $280 million, respectively. These amounts are net of approximately $101 million, $133 million and $124 million, respectively, which were funded by customers.

Earnings Per Share.  See Note 8, “Earnings Per Share”.

Reclassifications.  Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. During 2009, 2008 and 2007, the Company changed its estimates of revenues and costs on certain long-term contracts, primarily in its aerostructures and aircraft wheels and brakes businesses which increased income from continuing operations before income taxes during 2009, 2008 and 2007 by $45.1 million ($28.3 million after tax or $0.23 per diluted share), $111.9 million ($70.1 million after tax or $0.56 per diluted share) and $76.1 million ($48 million after tax or $0.38 per diluted share), respectively.

Environmental Liabilities.  The Company establishes environmental liabilities when it is probable that an obligation has been incurred and the Company has the ability to reasonably estimate the liability. The Company capitalizes environmental costs only if the costs are recoverable and (1) the costs extend the life, increase the capacity, or improve the safety or efficiency of property owned by the Company as compared with the condition of that property when originally constructed or acquired; (2) the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared with its condition when constructed or acquired; or (3) the costs are incurred in preparing the property for sale. All other environmental costs are expensed. See Note 17, “Contingencies”.

Toxic Tort.  The Company establishes toxic tort liabilities, including asbestos, when it is probable that an obligation has been incurred and the Company has the ability to reasonably estimate the liability. The Company typically records a liability for toxic tort when legal actions are in advanced stages (proximity to trial or settlement). The Company expenses legal costs for toxic tort issues when incurred. See Note 17, “Contingencies”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service and Product Warranties.  The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues, which are expensed as incurred. See Note 16, “Supplemental Balance Sheet Information”.

Deferred Settlement Credits.  The Company reached agreements with several of its insurance carriers that are in run-off, insolvent or are undergoing solvent schemes of arrangements to receive negotiated payments in exchange for loss of insurance coverage for third party claims against the Company. The portion of these negotiated payments related to past costs was recognized in income. The portion related to future claims is recorded as a deferred settlement credit and reported within accrued expenses and other non-current liabilities. The deferred settlement credits will be recognized in income in the period the applicable insurance would have been realized. See Note 17, “Contingencies”.

Note 2.	New Accounting Standards

New Accounting Standards Adopted in 2009

Accounting Standards Codification

The Accounting Standards Codification (ASC) has become the source of authoritative United States generally accepted accounting principles (U.S. GAAP). ASC changed the referencing of financial accounting standards and did not change or alter existing U.S. GAAP.

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

The Company adopted a new accounting standard included in ASC 715, “Compensation-Retirement Benefits”, which requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This standard requires annual disclosures about the Company’s pension and other postretirement plan assets. The adoption of this standard did not affect the Company’s financial condition or results of operations. See Note 14, “Pensions and Postretirement Benefits”.

Two-class Method of Computing Earnings Per Share

The Company adopted a new accounting standard included in ASC 260, “Earnings Per Share”, whereby unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). The adoption of this standard did not have a material impact on the Company’s disclosure of EPS. See Note 8, “Earnings Per Share”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures about Derivative Instruments and Hedging Activities

The Company adopted a new accounting standard included in ASC 815, “Derivatives and Hedging” requiring the Company to provide greater transparency through additional disclosures about (1) how and why the Company uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under U.S. GAAP, and (3) how derivative instruments and related hedged items affect the Company’s financial position, results of operations and cash flows. See Note 18, “Derivatives and Hedging Activities”.

Business Combinations and Noncontrolling Interests

The Company adopted a new accounting standard included in ASC 810, “Consolidation”, and changed the presentation of its noncontrolling (minority) interests. The Company’s noncontrolling interests in its consolidated subsidiaries are presented separately within equity in the Consolidated Balance Sheet and within net income attributable to noncontrolling interests in the Consolidated Statement of Income.

The Company adopted a new accounting standard included in ASC 805, “Business Combinations” which significantly changed the accounting for and reporting of business combination transactions. This standard was effective for the Company for business combination transactions for which the acquisition date was on or after January 1, 2009. See Note 11, “Goodwill and Identifiable Intangible Assets”, for business combinations consummated during 2009.

Subsequent Events

The Company adopted a new accounting standard included in ASC 855, “Subsequent Events” which requires the Company to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, the Company will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this standard requires the Company to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the time of filing of these consolidated financial statements.

New Accounting Standards Not Yet Adopted

In June 2009, new accounting guidance was issued that is included in ASC 810, “Consolidation”. This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Sales
Actuation and Landing Systems	$2,524.3	$2,614.9	$2,400.6
Nacelles and Interior Systems	2,322.6	2,485.6	2,169.0
Electronic Systems	1,838.7	1,961.2	1,822.6

TOTAL SALES	$6,685.6	$7,061.7	$6,392.2

Intersegment Sales
Actuation and Landing Systems	$26.3	$34.7	$29.6
Nacelles and Interior Systems	8.4	13.8	19.1
Electronic Systems	29.9	25.7	28.9

TOTAL INTERSEGMENT SALES	$64.6	$74.2	$77.6

Operating Income
Actuation and Landing Systems	$266.9	$300.0	$247.8
Nacelles and Interior Systems	515.3	647.5	531.0
Electronic Systems	276.4	268.8	247.8

	1,058.6	1,216.3	1,026.6
Corporate General and Administrative Expenses	(111.2)	(96.1)	(129.1)
ERP Implementation Costs	(18.2)	(19.3)	(16.2)

TOTAL OPERATING INCOME	$929.2	$1,100.9	$881.3

Capital Expenditures
Actuation and Landing Systems	$57.5	$90.2	$83.4
Nacelles and Interior Systems	51.7	123.6	135.9
Electronic Systems	39.1	43.2	39.9
Corporate	20.7	27.7	23.4

TOTAL CAPITAL EXPENDITURES	$169.0	$284.7	$282.6

Depreciation and Amortization Expense
Actuation and Landing Systems	$96.6	$100.0	$105.1
Nacelles and Interior Systems	80.8	81.2	77.1
Electronic Systems	53.0	61.7	56.1
Corporate	18.9	14.3	11.9

TOTAL DEPRECIATION AND AMORTIZATION	$249.3	$257.2	$250.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Geographic Areas Sales
United States	$3,298.7	$3,520.7	$3,245.5
Europe(1)	2,281.3	2,378.0	2,086.3
Canada	236.1	278.0	237.6
Asia Pacific	510.6	506.5	494.1
Other Foreign	358.9	378.5	328.7

TOTAL SALES	$6,685.6	$7,061.7	$6,392.2

	December 31,
	2009	2008
	(Dollars in millions)

Assets
Actuation and Landing Systems	$2,220.0	$2,040.5
Nacelles and Interior Systems	2,971.1	2,755.2
Electronic Systems	2,328.0	1,803.0
Corporate(2)	1,222.3	884.2

TOTAL ASSETS	$8,741.4	$7,482.9

Property, Plant and Equipment-net
United States	$896.1	$880.5
Europe	244.4	224.1
Canada	129.3	113.2
Asia Pacific	96.8	93.9
Other Foreign	84.6	79.7

TOTAL PROPERTY, PLANT AND EQUIPMENT-NET	$1,451.2	$1,391.4

(1)	Sales to customers in France in 2009, 2008 and 2007 represented 50%, 42% and 41%, respectively, of European sales. Sales to customers in the United Kingdom in 2009, 2008 and 2007 represented 20%, 26% and 25%, respectively, of European sales. Sales were reported in the geographic areas based on the country to which the product was shipped.

(2)	Corporate assets primarily include cash, deferred income tax assets, ERP and Rabbi Trust assets. The increase in the corporate assets from 2008 to 2009 was due to an increase in cash.

In 2009, 2008 and 2007, direct and indirect sales to Airbus S.A.S. (Airbus) were approximately 17%, 15% and 15% of consolidated sales, respectively.

In 2009, 2008 and 2007, direct and indirect sales to The Boeing Company (Boeing) were approximately 16%, 14% and 15%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In 2009, 2008 and 2007, direct and indirect sales to the U.S. Government were approximately 22%, 17% and 17%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the preceding paragraph.

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

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Engine Products & Services	$2,438.9	$2,799.2	$2,541.3
Landing System Products & Services	1,471.1	1,512.6	1,391.6
Airframe Products & Services	856.9	858.5	768.9
Electrical and Optical Products & Services	1,288.7	1,205.1	1,107.0
Safety Products & Services	509.9	567.4	467.2
Other Products & Services	120.1	118.9	116.2

Total Sales	$6,685.6	$7,061.7	$6,392.2

Note 4.	Restructuring

The Company incurred $21.6 million, $2.1 million and $1 million of restructuring costs for 2009, 2008 and 2007, respectively. The restructuring actions were primarily related to severance costs and the goal of these programs was to reduce operating costs. Restructuring costs by segment and by income statement category were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Segment
Actuation and Landing Systems	$5.2	$—	$—
Nacelles and Interior Systems	13.0	2.1	0.5
Electronic Systems	3.4	—	0.5

	$21.6	$2.1	$1.0

Income Statement Category
Cost of sales	$12.3	$1.7	$0.2
Selling and administrative costs	9.3	0.4	0.8

	$21.6	$2.1	$1.0

Note 5.	Other Income (Expense) — Net

Other Income (Expense) — Net consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Retiree health care expenses related to previously owned businesses	$(12.3)	$(17.0)	$(18.4)
Expenses related to previously owned businesses	(9.1)	(9.0)	(7.7)
Equity in affiliated companies	(3.5)	2.7	(3.8)
Net gain recognized in the formation of a joint venture	—	12.8	—
Other — net	(0.3)	0.9	1.7

Other income (expense) — net	$(25.2)	$(9.6)	$(28.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Expenses related to previously owned businesses” primarily relates to environmental litigation costs, net of settlements, and costs to remediate environmental issues.

On December 31, 2008, the Company formed Rolls-Royce Goodrich Engine Control Systems Limited, a joint venture with Rolls-Royce Group plc (R-R), operating as Aero Engine Controls (JV). The Company recognized a net gain upon formation of the JV for the modification of arrangements with R-R and a pension curtailment gain net of transaction costs.

Note 6.	Discontinued Operations

The following summarizes the results of discontinued operations:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Sales — ATS	$—	$—	$143.6

Operations — ATS — net of income tax expense of $1.6 in 2007	$—	$—	$2.8
Loss on the sale of ATS net of income tax benefit of $37.8 in 2007	—	—	(15.4)
Previously discontinued operations net of tax expense of $20.8 and $0.7 in 2009 and 2008, respectively and net of tax benefit of $0.6 in 2007	34.5	7.6	(0.8)

Income (loss) from discontinued operations — net of income taxes	$34.5	$7.6	$(13.4)

During 2009, the income from discontinued operations related primarily to the resolution of litigation for an environmental matter at a divested business that had been previously reported as a discontinued operation and favorable resolution of other divestiture liabilities. See Note 17, “Contingencies” for a discussion of this matter.

During 2008, the Company sold a previously discontinued business for a gain of $6.1 million.

During 2007, the Company completed the sale of ATS for $55.3 million in cash, net of expenses, for a loss on the sale of $15.4 million after tax. All periods have been reclassified to reflect ATS as a discontinued operation. The costs and revenues, assets and liabilities, and cash flows of ATS have been reported as a discontinued operation in the Company’s consolidated financial statements.

Note 7.	Share-Based Compensation

The compensation cost recorded for share-based compensation plans during 2009, 2008 and 2007 is presented below:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions, except per share amount)

Compensation cost	$66.7	$36.4	$70.0
Compensation cost net of tax benefit	$43.2	$23.9	$43.4
Compensation cost per diluted share — net of tax benefit	$0.35	$0.19	$0.34

The increase of $30.3 million from 2008 to 2009 and the decrease of $33.6 million from 2007 to 2008 was primarily due to changes in the Company’s share price for the Performance Units and Outside Director Phantom Share plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total income tax benefit recognized in the income statement for share-based compensation awards was $23.5 million, $12.5 million and $26.6 million for 2009, 2008 and 2007, respectively. There was no share-based compensation cost capitalized as part of inventory and fixed assets. As of December 31, 2009, total compensation cost related to nonvested share-based compensation awards not yet recognized was $44.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The Company administers the Goodrich Equity Compensation Plan (the Plan) as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance shares, restricted stock awards, restricted stock units and other equity-based compensation awards. Currently, the Plan which expires on April 17, 2011, unless renewed, makes 14,500,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 17, 2001 for future awards under the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 1999 Stock Option Plan awards as of April 17, 2001 that are not issued or otherwise are returned to the Company after that date. Historically, the Company has issued shares upon exercise of options or vesting of other share-based compensation awards. During 2009, the Company repurchased shares under the plan to the extent required to meet the minimum statutory tax withholding requirements.

Stock Options

Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3% after one year, 66 2/3% after two years and 100% after three years. Prior to the 2008 grant, the expense related to options granted to retirement eligible individuals was recorded on the date the grants were approved since no future substantive service was required. Beginning with the 2008 grant, a one-year service period was required, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the year. Therefore, expense is recorded ratably over the grant year. Options granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or the one year required service period, whichever is longer. Compensation expense for options granted to employees who are not retirement eligible is recognized on a straight-line basis over three years. The term of each stock option cannot exceed 10 years from the date of grant. All options granted under the Plan have an exercise price that is not less than 100% of the market value of the stock on the date of grant, as determined pursuant to the plan. Dividends are not paid or earned on stock options.

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

The fair value of all other option awards is estimated on the date of grant using the Black-Scholes-Merton formula. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options. The Company does not issue traded options. Accordingly, the Company uses historical volatility instead of implied volatility. The historical volatility is calculated over a term commensurate with the expected term of the options. The risk-free rate during the option term is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual dividends during the term of the options divided by the fair value of the stock on the grant date. The fair value for options issued during 2009, 2008 and 2007 was based upon the following weighted-average assumptions:

	2009	2008	2007

Risk-free interest rate (%)	1.8	3.3	4.5
Expected dividend yield (%)	2.6	1.3	1.7
Historical volatility factor (%)	33.3	31.2	34.6
Weighted-average expected life of the options (years)	5.6	5.6	5.5

A summary of option activity during 2009 is presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at January 1, 2009	4,547.3	$42.90
Granted	900.3	38.40
Exercised	(817.3)	30.66
Forfeited or expired	(38.5)	46.41

Outstanding at December 31, 2009	4,591.8	$44.16	6.5 years	$78.0

Vested or expected to vest(1)	4,569.3	$44.17	6.5 years	$77.6

Exercisable at December 31, 2009	2,924.6	$40.68	5.5 years	$57.1

(1)	Represents outstanding options reduced by expected forfeitures.

As of December 31, 2009, the compensation expense related to nonvested options not yet recognized was $6.8 million. The weighted-average grant date fair value of options granted was $9.68, $21.35, and $15.30 per option during 2009, 2008 and 2007, respectively.

During 2009, the amount of cash received from exercise of stock options was $24.1 million and the tax benefit realized from stock options exercised was $7.3 million. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $21 million, $14 million and $71.5 million, respectively.

Restricted Stock Units

Generally, 50% of the Company’s restricted stock units vest and are converted to stock at the end of the third year, an additional 25% at the end of the fourth year and the remaining 25% at the end of the fifth year. In certain circumstances, the vesting term is a three or five-year cliff. Prior to the 2008 grant, the expense related to restricted stock units granted to retirement eligible individuals was recorded on the date the grants were approved since no future substantive service is required. Beginning with the 2008 grant, a one-year service period was required, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the grant year. Therefore, expense is recorded ratably over the grant year. Restricted stock units granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or the one-year required service period, whichever is longer. Compensation expense for restricted stock units granted to employees who are not retirement eligible is recognized on a straight-line basis over the vesting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Cash dividend equivalents are paid to participants and are recognized as a reduction in retained earnings.

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during 2009, 2008 and 2007 was $38.39, $69.48 and $46.20 per unit, respectively.

A summary of the status of the Company’s restricted stock units as of December 31, 2009 and changes during 2009 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Outstanding at January 1, 2009	1,730.6	$48.56
Granted	533.5	38.39
Vested	(467.4)	37.10
Forfeited	(35.6)	49.19

Outstanding at December 31, 2009	1,761.1	$48.51

As of December 31, 2009, there was $27.3 million of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of units vested during 2009, 2008 and 2007 was $17.3 million, $16.1 million and $9.7 million, respectively. The tax benefit realized from vested restricted stock units was $6.9 million during 2009.

Performance Units

Performance share units are paid in cash and are recorded as a liability and are marked to market each period. As such, assumptions are revalued for each award on an ongoing basis. The value of each award is determined based upon the fair value of the Company’s stock at the end of the three-year term, as adjusted for both a performance condition and a market condition.

The performance condition is applied to 50% of the awards and is based upon the Company’s actual return on invested capital (ROIC) as compared to a target ROIC, which is approved by the Compensation Committee of the Board of Directors. At each reporting period, the fair value represents the fair market value of the Company’s stock as adjusted by expectations regarding the achievement of the ROIC target. Changes in expectations are recognized as cumulative adjustments to compensation expense.

The market condition is applied to the other 50% of the awards and is based on the Company’s relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies, which is approved by the Compensation Committee of the Board of Directors. Because the awards have a market condition, it must be considered in the calculation of the fair value. The fair value of each award was estimated by an independent valuation each reporting period using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk free rates and correlation matrix. Because the award is recorded as a liability, the fair value is updated quarterly.

The units vest over a three-year term. Participants who are eligible for retirement are entitled to the pro rata portion of the units earned through the date of retirement, death or disability. Units due to retirees are not paid out until the end of the original three-year term at the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value calculated at the end of the term. Dividends accrue on performance units during the measurement period and are reinvested in additional performance units.

A summary of performance share unit activity during 2009 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value
	(In thousands)			(In millions)

Outstanding at January 1, 2009	673.5	$44.71
Units granted, dividends reinvested and additional shares due to performance condition	173.0	45.80
Converted and paid out	(268.6)	36.77
Forfeited/canceled	(3.7)	38.06

Outstanding at December 31, 2009	574.2	$48.80	1.0 years	$28.0

Vested or expected to vest(1)	571.2	$48.71	1.0 years	$27.8

(1)	Represents outstanding units reduced by expected forfeitures.

As of December 31, 2009, the total compensation cost related to nonvested performance units not yet recognized was $10.6 million. The weighted-average grant date fair value of units granted was $42.64, $77.12 and $51.46 per unit during 2009, 2008 and 2007, respectively. The total payments during 2009, 2008 and 2007 were $9.9 million, $22.3 million and $11.9 million, respectively.

Employee Stock Purchase Plan

The Company administers the Goodrich Corporation 2008 Global Employee Stock Purchase Plan. This plan is an umbrella plan under which sub-plans may be adopted for employees in different countries. Currently, there are two sub-plans; one for U.S. and Canadian employees and one for U.K. employees.

Under the U.S. and Canadian sub-plan, employees with two months of continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $12,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time prior to December, cancel their payroll deduction authorizations and have the cash balance in their stock purchase rights account refunded. The offering period begins on January 1, or July 1 for new employees, and ends on December 31 of each year. The stock purchase rights are used to purchase the common stock of the Company at the lesser of: (i) 85% of the fair market value of a share as of the grant date applicable to the participant or (ii) 85% of the fair market value of a share as of the last day of the offering period. The fair market value of a share is defined as the average of the closing price per share as reflected by composite transactions on the New York Stock Exchange throughout a period of ten trading days ending on the determination date. Dividends are not paid or earned on stock purchase rights.

The fair value of the stock purchase rights are calculated as follows: 15% of the fair value of a share of nonvested stock plus 85% of the fair value (call) of a one-year share option plus 15% of the fair value (put) of a one-year share option. The fair value of a one-year share option was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated at the date of grant using the Black-Scholes-Merton formula and the following assumptions:

	2009	2008	2007

Risk-free interest rate (%)	0.4	3.1	4.8
Expected dividend yield (%)	2.6	1.3	1.7
Historical volatility factor (%)	31.2	27.5	44.6
Weighted-average expected life of the option (years)	1.0	1.0	1.0

During 2009, 2008 and 2007, the weighted-average grant date fair value of rights granted was $10.20, $18.12 and $11.98, respectively. The total intrinsic value of rights exercised during 2009, 2008 and 2007 was $13.9 million, $2.4 million and $7.3 million, respectively. The annual employee contributions under the plan were $12.3 million, $10.4 million, and $9 million during 2009, 2008 and 2007, respectively. The 2008 contributions were used to purchase stock during 2009.

In addition, the Company has a U.K. sub-plan for which employees with 90 days of continuous service prior to an invitation period are eligible to participate. Eligible employees that elect to become participants in the plan, can choose either a 3-year or a 5-year savings period, and may contribute up to £3,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time prior to the end of the savings period, cancel their payroll deduction authorizations. The Company has the discretion to set the savings period each year. For 2009, the savings period began in April and will last for either three or five years depending on the savings period elected by the participant. Employee contributions in 2009 were $2.4 million. The stock purchase rights are used to purchase the common stock of the Company at 80% of the market value of a share as of the invitation date applicable to the participant. The market value of a share is defined as the average of the closing price per share as reflected by the New York Stock Exchange for the three trading days immediately preceding the invitation date. Dividends are not paid or earned on stock purchase rights.

Other Plans

Outside Director Phantom Share Plan

Each non-management Director receives an annual grant of phantom shares under the Outside Director Phantom Share Plan equal in value to $90,000. Phantom shares are paid in cash and are recorded as a liability and are marked to market each period. Dividend equivalents accrue on all phantom shares are credited to a Director’s account. All phantom shares fully vest on the date of grant. Following termination of service as a Director, the cash value of the phantom shares will be paid to each Director in a single lump sum or in five or ten annual installments. The value of each phantom share is determined on the relevant date as the fair market value of the common stock of the Company on such date.

The phantom shares outstanding are recorded at fair market value. At December 31, 2009, the intrinsic value was $11.3 million on approximately 174,000 phantom shares outstanding, reflecting a per share fair value of $64.78. At December 31, 2008, the intrinsic value was $5.5 million on approximately 149,000 phantom shares outstanding, reflecting a per share fair value of $36.77. At December 31, 2007, the intrinsic value was $9.6 million on approximately 136,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

phantom shares outstanding, reflecting a per share fair value of $70.88. Cash payments during 2009, 2008 and 2007 were $0.1 million, $0.4 million and $0.6 million, respectively.

Outside Director Deferral Plan

Non-management Directors may elect to defer annual retainer and meeting fees under the Outside Director Deferral Plan. The plan permits non-management Directors to defer a portion or all of the annual retainer and meeting fees into a phantom share account. Amounts deferred into the phantom share account accrue dividend equivalents. The plan provides that amounts deferred into the phantom share account are paid out in shares of common stock of the Company following termination of service as Director in a single lump sum, or five or ten annual installments.

The shares outstanding under the plan are recorded at the grant date fair value, which is the fair value of the common stock of the Company on the date the deferred fees would ordinarily be paid in cash. At December 31, 2009, approximately 100,000 shares were outstanding. The weighted-average grant date fair value per share was $51.34, $51.85 and $62.29 during 2009, 2008 and 2007, respectively. During 2009, there were no awards converted to shares under this plan.

Note 8.	Earnings Per Share

The computation of basic and diluted EPS for income from continuing operations is as follows:

	2009	2008	2007
	(In millions, except per share amounts)

Numerator
Numerator for basic and diluted EPS — income from continuing operations attributable to Goodrich	$562.8	$673.6	$496.0
Percentage allocated to common shareholders(1)	98.6%	98.6%	98.6%

Numerator for basic and diluted EPS	$555.0	$664.3	$489.1

Denominator
Denominator for basic EPS — weighted-average shares	124.1	124.4	125.1
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.1	1.1	1.7

Denominator for diluted EPS — adjusted weighted-average shares and assumed conversion	125.2	125.5	126.8

Per common share income from continuing operations
Basic	$4.47	$5.34	$3.91

Diluted	$4.43	$5.29	$3.86

(1) Basic weighted-average common shares outstanding	124.1	124.4	125.1
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	125.8	126.2	126.8

Percentage allocated to common shareholders	98.6%	98.6%	98.6%

The Company’s unvested restricted share units contain rights to receive nonforfeitable dividend equivalents, and thus, are participating securities requiring the two-class method of computing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share units from the numerator and excludes the dilutive impact of those units from the denominator.

At December 31, 2009, 2008 and 2007, the Company had 4.6 million, 4.5 million and 4.2 million respectively, of outstanding stock options. Stock options are included in the diluted EPS calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. At December 31, 2009 and 2008, 0.9 million and 3 million anti-dilutive stock options, respectively, were excluded from the diluted EPS calculation. No stock options were excluded from the diluted EPS calculation at December 31, 2007.

Note 9.	Fair Value Measurements

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were as follows:

	Fair Value				Fair Value
	December 31,				December 31,
	2009	Level 1	Level 2	Level 3	2008	Level 1	Level 2	Level 3
	(Dollars in millions)

Cash Equivalents(1)	$470.1	$470.1	$—	$—	$291.5	$291.5	$—	$—
Derivative Financial Instruments(2)
Cash Flow Hedges	54.2	—	54.2	—	(156.1)	—	(156.1)	—
Other Forward Contracts	(2.5)	—	(2.5)	—	—	—	—	—
Rabbi Trust Assets(3)	45.0	45.0	—	—	41.9	41.9	—	—
Long-term debt(4)	(2,144.0)	—	(2,144.0)	—	(1,418.5)	—	(1,418.5)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 18, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,001.9 million and $1,404.3 million at December 31, 2009 and 2008, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Inventories

Inventories consist of the following:

	December 31,
	2009	2008
	(Dollars in millions)

Average or actual cost (which approximates current costs):
Finished products	$225.6	$225.2
In-process	1,485.6	1,253.6
Raw materials and supplies	667.6	595.7

	2,378.8	2,074.5
Less:
Reserve to reduce certain inventories to LIFO basis	(51.5)	(56.2)
Progress payments and advances	(36.9)	(43.6)

Total	$2,290.4	$1,974.7

Approximately 6% and 9% of the inventory was valued under the LIFO method of accounting at December 31, 2009 and 2008, respectively. All other inventory is valued under the FIFO method of accounting. LIFO reserve adjustments, recorded as costs of sales, were a $5 million gain, $7 million loss and $1 million loss for 2009, 2008 and 2007, respectively. The Company uses the LIFO method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business unit in the Actuation and Landing Systems segment.

At December 31, 2009 and 2008, the amount of inventory consigned to customers and suppliers was approximately $70 million and $72 million, respectively.

In-process inventory includes $827.7 million and $633.1 million as of December 31, 2009 and 2008, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The December 31, 2009 balance of $827.7 million included $454.6 million related to the Boeing 787 contract and $139.8 million related to the Airbus A350 XWB contract.

In-process inventories which include deferred costs, are summarized by platform as follows (dollars in millions, except quantities which are number of aircraft or number of engines if the engine is used on multiple aircraft platforms):

December 31, 2009

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)				(Unaudited)				Production
	Delivered			Contract		Firm			and Excess-
	to	Unfilled	Unfilled	Quantity		Unfilled	Year		Over-
	Airlines	Orders	Options	(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
787	—	851	226	1,861	—	26	2023	183.2	454.6	637.8
A350 XWB	—	505	111	1,884	—	—	2030	—	139.8	139.8
7Q7	—	—	—	19	—	2	2014	—	26.3	26.3
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	620	450	666	1,326	683	57	2013	6.4	29.6	36.0
Trent 900	60	300	88	945	117	271	2025	25.9	19.5	45.4
PW 1000G	—	230	110	1,880	—	—	2028	—	53.8	53.8
Other								102.1	39.1	141.2

Total in-process inventory related to long-term contracts under the contract accounting method of accounting								317.6	762.7	1,080.3
A380 production and pre-production inventory								49.9	50.6	100.5
Other in-process inventory								290.4	14.4	304.8

Total								340.3	65.0	405.3

Balance at December 31, 2009								$657.9	$827.7	$1,485.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)				(Unaudited)				Production
	Delivered			Contract		Firm			and Excess-
	to	Unfilled	Unfilled	Quantity		Unfilled	Year		Over-
	Airlines	Orders	Options	(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
Embraer ERJ 170/190 Tailcone(5)	490	386	810	800	563	134	2010	$0.7	$12.1	$12.8
A380(5)	13	185	31	408	25	—	2022	—	—	—
7Q7	—	—	—	19	—	—	2014	0.7	23.1	23.8
787	—	910	232	1,743	—	3	2021	149.9	392.9	542.8
A350 XWB	—	483	128	1,884	—	—	2030	—	78.7	78.7
737 NG(5)	2,758	2,271	918	4,200	2,806	333	2012	17.2	6.8	24.0
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	456	642	1,088	1,326	546	20	2013	10.3	36.8	47.1
Trent 900	36	336	88	951	86	211	2025	31.4	21.7	53.1
Other								47.2	12.9	60.1

Total in-process inventory related to long-term contracts under the contract accounting method of accounting								257.4	585.0	842.4
A380 production and pre-production inventory								12.7	27.4	40.1
Other in-process inventory								350.4	20.7	371.1

Total								363.1	48.1	411.2

Balance at December 31, 2008								$620.5	$633.1	$1,253.6

(1)	Represents the aircraft order status as reported by independent sources for options of the related number of aircraft or the number of engines as noted.

(2)	Represents the number of aircraft or the number of engines as noted used to obtain average unit cost.

(3)	Represents the number of aircraft or the number of engines as noted for which the Company has firm unfilled orders.

(4)	The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.

(5)	Amounts for these programs are reported in Other for the 2009 presentation.

Note 11.	Goodwill and Identifiable Intangible Assets

The changes in goodwill by segment are as follows:

	Balance			Foreign	Balance
	December 31,	Business		Currency	December 31,
	2008	Combinations		Translation	2009
	(Dollars in millions)

Actuation and Landing Systems	$289.6	$—		$13.0	$302.6
Nacelles and Interior Systems	439.8	—		1.4	441.2
Electronic Systems	660.8	179.1	(1)	3.3	843.2

	$1,390.2	$179.1		$17.7	$1,587.0

(1)	On May 1, 2009, the Company acquired Cloud Cap Technology, Inc. (Cloud Cap) for $29.2 million in cash, net of cash acquired. Based upon an independent valuation, identifiable intangibles were $13.6 million and will be amortized over a weighted-average useful life of 11 years.

On December 21, 2009, the Company acquired AIS Global Holdings LLC (AIS), for $362.2 million in cash, net of cash acquired. Based on the Company’s preliminary purchase price allocation, $228.2 million was identifiable intangible assets, $165 million was goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $76.8 million was net deferred tax liabilities primarily related to the intangible assets. The fair value of the intangible assets was based upon an independent valuation and will be amortized over a weighted-average useful life of 19 years. The ultimate purchase price allocation will be based on information that provides a better estimate of the fair value of assets acquired and liabilities assumed.

Goodwill and identifiable intangible assets are tested for impairment annually or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. There was no impairment of goodwill or identifiable intangible assets in 2009, 2008 or 2007.

Identifiable intangible assets as of December 31, 2009 consisted of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$171.8	$(108.3)	$63.5
Customer relationships	469.8	(75.2)	394.6
Technology	194.6	(20.0)	174.6
Non-compete agreements	1.7	(1.2)	0.5

	$837.9	$(204.7)	$633.2

Identifiable intangible assets as of December 31, 2008 consisted of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$173.4	$(103.2)	$70.2
Customer relationships	299.7	(59.4)	240.3
Technology	105.3	(13.6)	91.7
Non-compete agreements	1.7	(1.1)	0.6

	$580.1	$(177.3)	$402.8

Amortization expense related to these intangible assets for 2009, 2008 and 2007 was $30.8 million, $28.4 million and $25.4 million, respectively. Amortization expense for these intangible assets is estimated to be approximately $43 million per year from 2010 to 2014. There were no indefinite lived identifiable intangible assets as of December 31, 2009.

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

At December 31, 2009, there were no borrowings and $68 million in letters of credit outstanding under the facility. At December 31, 2008, there were no borrowings and $35.6 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $1,772.5 million of income retained in the business and additional paid-in capital was free from such limitations at December 31, 2009. At December 31, 2009, the Company had borrowing capacity under this facility of $432 million, after reductions for borrowings and letters of credit outstanding under the facility.

At December 31, 2009, the Company had letters of credit and bank guarantees of $95.8 million, inclusive of $68 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.

At December 31, 2009, the Company also maintained $75 million of uncommitted U.S. money market facilities and $161.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2009 and 2008, there were $3.1 million and $37.7 million, respectively, in borrowings outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

In February 2009, the Company issued $300 million principal amount of 6.125% senior notes due 2019, which were issued below par at $297.7 million. The Company deferred approximately $2 million of transaction costs. The discount and transaction costs will be amortized over the life of the senior notes.

In December 2009, the Company issued $300 million principal amount of 4.875% senior notes due 2020, which were issued below par at $299.3 million. The Company deferred approximately $2.7 million of transaction costs. The discount and transaction costs will be amortized over the life of the senior notes.

Long-term Debt

At December 31, 2009 and 2008, long-term debt and capital lease obligations, excluding the current maturities, consisted of:

	December 31,
	2009	2008
	(Dollars in millions)

Medium-term notes payable (interest rates from 6.8% to 8.7)%	$598.0	$598.0
7.625% senior notes, maturing in 2012	261.5	261.1
6.29% senior notes, maturing in 2016	295.8	296.5
6.125% senior notes, maturing in 2019	297.9	—
4.875% senior notes, maturing in 2020	299.3	—
6.80% senior notes, maturing in 2036	232.9	232.1
Other debt, maturing through 2020 (interest rates from 0.3% to 4.5)%	16.5	16.6

	2,001.9	1,404.3
Capital lease obligations	6.2	6.1

Total	$2,008.1	$1,410.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of long-term debt, exclusive of capital lease obligations, during the five years subsequent to December 31, 2009, are as follows (in millions): 2010 — $0 (classified as current maturities of long-term debt); 2011 — $0; 2012 — $261.5; 2013 — $0; and 2014 — $0.

The Company maintains a registration statement that allows the Company to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

The Company has periodically issued long-term debt securities in the public markets through a medium-term note program (MTN), which commenced in 1995. MTN notes outstanding at December 31, 2009, consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998.

Long-term Debt Repayments

The Company used a portion of the proceeds from the issuance of the $300 million 6.125% senior notes to repay $120 million for the 6.6% senior dues, which matured on May 15, 2009.

Note 13.	Lease Commitments

The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions.

One of these arrangements allows the Company, rather than the lessor, to claim a deduction for tax depreciation on the asset and allows the Company to lease a corporate aircraft with a total commitment amount of $43.8 million. For accounting purposes, the Company was deemed to be the owner of the aircraft during the construction period and recorded an asset with an offsetting lease obligation of approximately $32 million. This lease will qualify for sales-leaseback treatment upon lease commencement in 2011 and will be priced at a spread over LIBOR.

The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2009:

		Noncancelable
	Capital	Operating
	Leases	Leases
	(Dollars in millions)

2010	$1.1	$38.6
2011	0.9	30.5
2012	0.8	21.7
2013	0.8	18.3
2014	0.8	13.8
Thereafter	6.1	52.0

Total minimum payments	10.5	$174.9

Amounts representing interest	(3.8)

Present value of net minimum lease payments	6.7
Current portion of capital lease obligations	(0.5)

Long-term portion of capital lease obligations	$6.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net rent expense from continuing operations for 2009, 2008 and 2007 was $46.2 million, $48.8 million and $49.3 million, respectively. These amounts are net of immaterial amounts of sublease rental income.

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

Amortization of prior service cost is recognized on a straight-line basis over the average remaining service period of active employees. Amortization of actuarial gains and losses is recognized using the “corridor approach”, which is the minimum amortization required. Under the corridor approach, actuarial net gain or loss in excess of 10% of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the average remaining service period of the active employees.

Pension plans, defined contribution plans and postretirement benefits other than pensions include amounts related to divested and discontinued operations.

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

Following are the amounts included in accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 and the amounts arising during 2009 and 2008. There are no transition obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net	Prior	Total
	Actuarial Loss	Service Cost	Before Tax	Tax	After Tax
	(Dollars in millions)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Unrecognized (loss) at December 31, 2007	$(706.2)	$(12.2)	$(718.4)	$285.6	$(432.8)

Amount recognized in net periodic benefit cost	52.2	4.4	56.6
Amount due to January 1, 2008 valuation	(15.8)	—	(15.8)
Amount due to plan changes	—	(12.2)	(12.2)
Amount due to mid-year remeasurement	1.1	—	1.1
Amount due to curtailment	11.2	(3.4)	7.8
Amount due to settlement	(0.6)	—	(0.6)
Foreign currency gain/(loss)	3.6	(3.0)	0.6
Amount due to year end remeasurement	(711.7)	—	(711.7)

Unrecognized (loss) at December 31, 2008	$(1,366.2)	$(26.4)	$(1,392.6)	$487.1	$(905.5)

Amount recognized in net periodic benefit cost	113.8	7.4	121.2
Amount due to January 1, 2009 valuation	4.9	—	4.9
Amount due to plan changes	—	(2.7)	(2.7)
Amount due to settlement	(0.4)	—	(0.4)
Foreign currency gain/(loss)	(18.0)	0.3	(17.7)
Amount due to year end remeasurement	(105.2)	—	(105.2)

Unrecognized (loss) at December 31, 2009	$(1,371.1)	$(21.4)	$(1,392.5)	$524.2	$(868.3)

The unrecognized loss at December 31, 2009 includes $0.9 million for the Company’s share of the accumulated other comprehensive loss from a JV. This loss decreased our investment in the JV.

The amount of actuarial loss and prior service cost expected to be recognized in net periodic benefit cost during 2010 are approximately $120 million ($75 million after tax) and approximately $6 million ($4 million after tax) respectively.

PENSIONS

The following table sets forth the Company’s defined benefit pension plans as of December 31, 2009 and 2008 and the amounts recorded in the consolidated balance sheet. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the U.S. plans includes both the qualified and non-qualified plans. The fair value of assets for the U.S. plans excludes $61 million and $71 million held in a rabbi trust, which includes cash surrender value of life insurance policies, equity and fixed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income mutual funds and cash and cash equivalents, designated for the non-qualified plans as of December 31, 2009 and 2008, respectively.

	U.S. Plans		U.K. Plans		Other Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year	$2,697.5	$2,678.7	$559.5	$776.7	$100.8	$121.7
Service cost	42.9	42.8	16.0	28.1	3.9	5.5
Interest cost	171.9	167.6	37.2	41.5	6.6	6.2
Amendments	13.1	2.4	—	—	(10.4)	10.2
Actuarial (gains) losses	168.3	2.6	18.2	(47.0)	9.2	(21.0)
Participant contributions	—	—	0.4	0.5	2.3	1.7
Curtailments	—	—	—	(11.2)	—	—
Settlements	—	(2.7)	—	—	(3.3)	—
Special termination benefits	—	—	1.2	—	—	—
Foreign currency translation	—	—	62.0	(220.6)	12.1	(19.7)
Benefits paid	(187.3)	(193.9)	(15.8)	(8.5)	(3.4)	(3.8)

Projected benefit obligation at end of year	$2,906.4	$2,697.5	$678.7	$559.5	$117.8	$100.8

ACCUMULATED BENEFIT OBLIGATION AT THE END OF YEAR	$2,763.3	$2,575.9	$561.5	$467.8	$97.5	$84.3

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate	5.90%	6.47%	5.88%	5.88%	5.75%	6.17%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.38%	3.31%
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,856.3	$2,285.6	$458.2	$789.7	$58.6	$84.9
Actual return on plan assets	207.9	(420.5)	103.9	(148.0)	10.7	(15.1)
Settlements	—	(2.7)	—	—	(3.3)	—
Participant contributions	—	—	0.4	0.5	2.3	1.6
Company contributions	193.2	187.8	37.4	33.7	6.9	5.7
Foreign currency translation	—	—	49.4	(209.2)	8.7	(14.7)
Benefits paid	(187.3)	(193.9)	(15.8)	(8.5)	(3.4)	(3.8)

Fair value of plan assets at end of year	$2,070.1	$1,856.3	$633.5	$458.2	$80.5	$58.6

FUNDED STATUS (UNDERFUNDED)	$(836.3)	$(841.2)	$(45.2)	$(101.3)	$(37.3)	$(42.2)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid pension	$—	$—	$—	$—	$0.8	$0.6
Accrued expenses — current liability	(10.2)	(10.4)	—	—	(0.7)	(1.0)
Pension obligation — non-current liability	(826.1)	(830.8)	(45.2)	(101.3)	(37.4)	(41.8)

Net asset (liability) recognized	$(836.3)	$(841.2)	$(45.2)	$(101.3)	$(37.3)	$(42.2)

Accumulated other comprehensive income (loss) — before tax	$(1,245.7)	$(1,210.4)	$(96.2)	$(130.0)	$(27.4)	$(31.5)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2009 and 2008:

	U.S. Plans		U.K. Plans		Other Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

Aggregate fair value of plan assets	$2,070.1	$1,856.3	$—	$458.2	$8.3	$13.2
Aggregate projected benefit obligation	$2,906.4	$2,697.5	$—	$559.5	$34.7	$46.7
Aggregate accumulated benefit obligations	$2,763.3	$2,575.9	$—	$467.8	$31.4	$40.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2009 and 2008:

	U.S. Plans		U.K. Plans		Other Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

Aggregate fair value of plan assets	$2,070.1	$1,856.3	$633.5	$458.2	$73.4	$54.4
Aggregate projected benefit obligation	$2,906.4	$2,697.5	$678.7	$559.5	$111.5	$97.1
Aggregate accumulated benefit obligations	$2,763.3	$2,575.9	$561.5	$467.8	$91.5	$80.8

The components of net periodic benefit costs (income) and special termination benefit charges for 2009, 2008 and 2007 are as follows:

	U.S. Plans			U.K. Plans			Other Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Dollars in millions)

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Service cost	$42.9	$42.8	$45.5	$16.0	$28.1	$29.4	$3.9	$5.5	$4.8
Interest cost	171.9	167.6	161.5	37.2	41.5	39.6	6.6	6.2	5.5
Expected return on plan assets	(174.2)	(200.1)	(197.4)	(42.6)	(63.5)	(60.3)	(5.2)	(6.7)	(6.2)
Amortization of prior service cost	7.3	5.5	7.2	(0.6)	(1.0)	(1.1)	0.9	0.1	0.1
Amortization of actuarial (gain) loss	105.1	48.9	57.0	7.4	—	1.9	1.3	1.0	2.4

Gross periodic benefit cost (income)	153.0	64.7	73.8	17.4	5.1	9.5	7.5	6.1	6.6
Settlement (gain)/loss	—	0.6	—	—	—	—	(0.4)	(1.2)	—
Curtailment (gain)/loss	—	—	6.0	—	(3.4)	—	—	—	—

Net benefit cost (income)	$153.0	$65.3	$79.8	$17.4	$1.7	$9.5	$7.1	$4.9	$6.6

Special termination benefit charge	$—	$—	$—	$1.2	$—	$0.4	$—	$—	$—

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE YEARS ENDED DECEMBER 31
Discount rate 1/1-9/20	6.47%	6.30%	5.89%	5.88%	5.50%	5.00%	6.17%	5.28%	4.88%
Discount rate 9/21-12/4	6.47%	6.30%	6.28%	5.88%	5.50%	5.00%	6.17%	5.28%	4.88%
Discount rate 12/5-12/31	6.47%	6.31%	6.28%	5.88%	5.50%	5.00%	6.17%	5.28%	4.88%
Expected long-term return on assets	8.75%	9.00%	9.00%	8.50%	8.50%	8.50%	8.12%	8.24%	8.28%
Rate of compensation increase	4.10%	4.10%	3.86%	3.75%	3.75%	3.50%	3.31%	3.38%	3.36%

The special termination benefit charges in 2009 and 2007 related primarily to reductions in force in several businesses in the U.K.

Pension assumptions were reevaluated on September 12, 2008 and on December 5, 2008 for the remeasurement of a U.S. nonqualified plan for retirement settlements resulting in a settlement loss of $0.6 million. On December 31, 2008, in connection with the formation of a JV as described in Note 5, “Other Income (Expense) — Net”, the Company recorded a curtailment gain of $3.4 million in the U.K. Goodrich Pension Scheme. The curtailment and remeasurement decreased accumulated other comprehensive income by $7.8 million before tax or $5.1 million after tax. Also, a change to a French pension plan resulted in a settlement gain of $0.4 million and $1.2 million for 2009 and 2008 respectively.

On September 21, 2007, a definitive agreement to divest ATS was reached and assumptions for the U.S. qualified pension plans were reevaluated to remeasure the plan obligations and assets. In connection with the remeasurement, there was a curtailment loss of $6 million reported in discontinued operations for 2007. The remeasurement and curtailment increased accumulated other comprehensive income by $150.5 million before tax, or $91.9 million after tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Pension Benefit Payments

Pension benefit payments, which reflect expected future service, are estimated to be as follows:

			Other
Year	U.S. Plans	U.K. Plans	Plans
	(Dollars in millions)

2010	$191.2	$6.8	$3.5
2011	195.3	7.0	3.8
2012	194.7	7.2	4.3
2013	204.7	7.4	5.2
2014	199.6	7.6	5.5
2015 to 2019	1,053.0	41.8	40.5

Asset Valuation

The assets of the Company’s worldwide defined benefit plans (Global Plans) are measured at fair value (FV). FV and the FV measurement levels are explained in Note 9, “Fair Value Measurements”. For pension assets, FV is principally determined using a market approach based on quoted prices or other relevant information from observable market transactions involving identical or comparable assets. When market prices are not available, FV is estimated using an income approach to discount future cash flows combined with current observable market inputs for similar assets with comparable terms and credit quality.

Following is a description of the various classes of the Global Plans’ assets categorized by the methods and inputs used for valuing them.

Derivatives — Level 2

Derivatives are related to futures and forward contracts used to manage a portion of the interest rate and currency exposure. The derivative financial instruments are valued using a market approach based on prices obtained from primary or secondary exchanges for exchange-traded derivatives or using proprietary pricing models which incorporate observable inputs including volatility, index levels, interest rates, yield curves, prepayment speeds, default rates and other market-corroborated inputs.

Common Stock and Real Estate Investment Trusts (REITs) — Level 1

These are individual equities traded on an open market where quoted prices are determinable and available. The investments are valued using a market approach primarily based on prices obtained from the primary or secondary exchanges on which they are traded.

Commingled Funds (Applicable to Money Market, Equity and Fixed Income Investments) — Level 2

The commingled funds are institutional investment instruments valued at the FV of the ownership interests in the funds. The Net Asset Value (NAV) per unit (provided by the fund administrator) is the primary input into the valuation of the ownership interest. The NAV is based on the FV of the underlying assets owned by the fund, minus its liabilities, divided by the number of shares outstanding. Commingled investment funds generally are leveled based upon the observability of the prices or inputs used to value the underlying portfolio instruments, which are money market, U.S. and international equity, and fixed income securities. These instruments are valued using a market approach with either unadjusted quotes in active markets (Level 1) or quoted prices for similar assets or other observable inputs (Level 2). The Company is required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classify these assets according to the lowest level used in their valuation, which accordingly classifies them within Level 2. In addition to the NAV, consideration is given to any specific rights or obligations that pertain to investments in the commingled investment fund, which if deemed significant, may adjust the FV of the ownership interest and result in a lower, less observable FV hierarchy level. There are no significant specific rights or obligations pertaining to these commingled funds that require an adjustment to the FV.

A portion of the assets are invested in a global tactical asset allocation (GTAA) fund. The GTAA is a specialized commingled fund which utilizes a variety of daily valued funds to tactically gain exposure to certain U.S. and international equity and fixed income markets. For reporting classes, the component investments of the GTAA are separated into the equity or fixed income commingled fund classifications, as applicable.

United States Treasuries — Level 1

U.S. Treasury bonds, bills and STRIPS are valued using a market approach primarily based on prices obtained from the primary or secondary exchanges on which they are traded.

Government, Corporate and Asset Backed Obligations — Level 2

Individual fixed income securities, primarily government, corporate and asset and mortgage backed obligations, are valued either (1) based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, including consideration of yield or price of securities of comparable quality, coupon, maturity and type or (2) based on quotes from bankers, brokers, dealers or other qualified appraisers. FV is within a “bid-ask spread” and is considered to be the price at which the security would be exited. These investments are valued principally using a market approach, which may include matrix pricing to value securities on quoted prices combined with their relationships to other benchmark quoted securities and indices. Certain securities may be valued using an income approach based on cash flows and observable inputs such as discount rates, industry research reports, the value of underlying assets or guarantees and issue structure.

Real Estate — Level 3

The assets are two institutional real estate commingled funds valued using the NAV. The underlying assets are valued using unobservable inputs from the fund manager principally annual third party appraisals based on market, income or cost valuation techniques. Unobservable inputs would include prices of sales of similar properties, estimates of operating income, discount rates and estimates of reproduction or replacements costs.

Securities Lending Collateral Fund — Level 2

The Company participates in a securities lending program which uses a money market commingled fund as the collateral fund which is invested in liquid assets of investment grade companies. The entire collateral fund is valued using a NAV derived from the FV of the underlying securities. Please see above discussion in Commingled Funds.

During 2008, certain investments in the collateral fund became impaired due to the bankruptcy of those investments. The value of these securities will not be known until the bankruptcy proceedings are concluded. However, the fund administrator entered into support agreements with investors, including the Company, that segregated these assets from the rest of the collateral fund and created floor values for the valuation of these impaired investments. The impaired assets are valued using the greater of the average of street broker quotes or the support agreement price of 80%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guaranteed Investment Contracts (GICs) — Level 2

GICs are insurance contracts that guarantee the owner principal repayment and a fixed or floating interest rate for a pre-determined amount of time. GICs provide institutional investors with guaranteed returns. The fund is valued using a NAV derived from the FV of the underlying securities. Please see above discussion in Commingled Funds.

Balanced Funds — Level 2

These funds invest across all asset types within one mutual fund portfolio, including U.S. and international equities, fixed income securities, property, alternative assets and cash. The fund is valued using a NAV derived from the FV of the underlying securities. Please see above discussion in Commingled Funds.

The table below presents the classes and FV levels for the Global Plans’ assets as of December 31, 2009 and 2008.

	December 31, 2009				December 31, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Dollars in millions)

Investments at FV
Derivatives	$(1.1)	$—	$(1.1)	$—	$1.6	$—	$1.6	$—
Short term investments
Commingled money market funds	136.7	—	136.7	—	177.6	—	177.6	—
Commingled money market fund:
collateral held under securities lending agreements (excluding noncash collateral)	29.1	—	29.1	—	58.5	—	58.5	—
Equity
Common stock/REITs	937.5	937.5	—	—	591.6	591.6	—	—
Common stock — loaned	(18.8)	(18.8)	—	—	(6.2)	(6.2)	—	—
Commingled equity funds	563.5	—	563.5	—	405.8	—	405.8	—
Fixed Income
U.S. treasuries	56.8	56.8	—	—	254.9	254.9	—	—
Government, corporate and asset backed	456.2	—	456.2	—	320.8	—	320.8	—
U.S. government securities — loaned	(5.2)	(3.2)	(2.0)	—	(50.7)	(36.2)	(14.5)	—
Corporate obligations — loaned	(4.9)	—	(4.9)	—	(0.1)	—	(0.1)	—
Commingled fixed income funds	476.9	—	476.9	—	404.6	—	404.6	—
Real Estate	125.9	—	—	125.9	197.0	—	—	197.0
Balanced Funds	1.2	—	1.2	—	0.7	—	0.7	—
Guaranteed Investment Contracts	3.6	—	3.6	—	6.8	—	6.8	—
Securities on Loan	28.9	22.0	6.9	—	57.1	42.5	14.6	—

Total Investments	$2,786.3	$994.3	$1,666.1	$125.9	$2,420.0	$846.6	$1,376.4	$197.0

Other Assets
Cash	18.0				22.3
Net receivables/payables related to investment transactions	9.6				(10.0)
Obligations under securities lending agreements	(29.8)				(59.2)

Global plan assets	$2,784.1				$2,373.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the changes in the FV of the Level 3 investments for 2009 and 2008.

Real Estate
(Dollars in millions)

FV December 31, 2007	$267.7
Acquisitions	12.1
Dispositions	(52.6)
Realized Gain (Loss)	16.2
Change in FV	(46.4)

FV December 31, 2008	$197.0

Acquisitions	8.3
Dispositions	(14.7)
Realized Gain (Loss)	0.4
Change in FV	(65.1)

FV December 31, 2009	$125.9

Asset Allocation and Investment Policy

U.S. Qualified Pension Plans

The Company’s U.S. qualified pension plans were underfunded at December 31, 2009. Approximately 69% of the plans’ liabilities related to retired and inactive employees. Benefit payments from the plans were $176 million and $179 million in 2009 and 2008, respectively.

The Company’s asset allocation strategy for the plans is designed to balance the objectives of achieving high rates of return while reducing the volatility of the plans’ funded status and the Company’s pension expense and contribution requirements. The expected long-term rate of return assumptions used for 2009 and 2008 were 8.75% and 9% per year, respectively.

No Company common stock was held directly by the plans at December 31, 2009 and 2008.

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

The table below sets forth the U.S. Trust’s 2010 target asset allocation and the actual asset allocations at December 31, 2009 and 2008.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2010	At December 31, 2009	At December 31, 2008

Equities – U.S. Large Cap	30-40%	34%	29%
Equities – U.S. Mid Cap	3-5%	4%	3%
Equities – U.S. Small Cap	3-5%	4%	3%
Equities – International	10-15%	12%	7%
Equities – Total	50-60%	54%	42%
Fixed Income – U.S.	30-40%	37%	48%
Real Estate	5-10%	6%	10%
Cash	0-1%	3%	0%
Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of the portfolio assets are invested in U.S. and international equities, fixed income securities and real estate, consistent with the target asset allocation, and is rebalanced to the target on a periodic basis. A portion of the assets, typically between 10% and 15%, is actively managed in a global tactical asset allocation strategy, where day-to-day allocation decisions are made by the investment manager based on relative expected returns of stocks, bonds and cash in the U.S. and various international markets. The global tactical asset allocation strategy also has a currency management component that is unrelated to the asset allocation positioning of the portfolio.

Tactical changes to the duration of the fixed income portfolio are made periodically. The actual duration of the fixed income portfolio was approximately 12 and 15 years at December 31, 2009 and 2008, respectively.

U.K. Pension Plan

The Company’s U.K. defined benefit pension plans were underfunded at December 31, 2009. Approximately 41% of the U.K. defined benefit pension plans’ liabilities related to retired and inactive employees. Benefit payments from the plans were $15.8 million and $8.5 million in 2009 and 2008, respectively.

The primary asset allocation objective is to generate returns that, over time, will meet the future payment obligations of the plan without requiring material levels of cash contributions. Since the plan’s obligations are paid in Great Britain Pounds Sterling, the plan invests approximately 75% of its assets in U.K.-denominated securities. Fixed income assets have a duration of about 13 years and are designed to offset approximately 15% to 20% of the effect of interest rate changes on the plan’s funded status. The plan assets are rebalanced to the target on a periodic basis.

The table below sets forth the plan’s target asset allocation for 2010 and the actual asset allocations at December 31, 2009 and 2008.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2010	At December 31, 2009	At December 31, 2008

Equities – U.K.	25-30%	34%	33%
Equities – Global including-U.K.	25-30%	28%	29%
Equities – Total	50-60%	62%	62%
Fixed Income – U.K.	32-38%	35%	37%
Real Estate	8-12%	0%	0%
Cash	0%	3%	1%
Total	100%	100%	100%

Assumptions

U.S. Qualified Pension Plans

The U.S. discount rate determined at December 31, 2009 and 2008 was based on a customized yield curve approach. The Company’s pension and postretirement benefit payment cash flows were each plotted against a U.S. yield curve composed of a large, diverse group of Aa-rated corporate bonds. The resulting discount rates were used to determine the benefit obligations as of December 31, 2009 and 2008.

The long-term asset return assumption for the U.S. plans for 2009 and 2008 was 8.75% and 9% per annum, respectively. Due to the risk that fundamental changes in the capital markets will result in lower future long term returns, the assumption was lowered for 2009. This assumption is based on an analysis of historical returns for equity, fixed income and real estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

markets and the Company’s strategic portfolio allocation. Equity and real estate returns were determined by analysis of historical benchmark market data. Returns in each equity class were developed from up to 54 years of historical data. The weighted-average return of all equity classes was 10% per annum. Real estate returns were developed from up to 32 years of historical data. The resulting return was 9.2% per annum. The return estimate for the fixed income portion of the trust portfolio is based on the average yield to maturity of the assets as of December 1, 2009 and was 5.7% per annum. The fixed income portion of the portfolio is based on a long duration strategy. As a result, the yield on this portfolio may be higher than that of a typical fixed income portfolio in a normal yield curve environment.

The RP2000 mortality table with projected improvements for life expectancy using Scale AA phased-out by the year 2015 was used for determination of the benefit obligations as of December 31, 2009 and 2008.

U.K. Pension Plan

The U.K. discount rate at December 31, 2009 and 2008 was determined based on cash flows from a benchmark plan with similar duration as the U.K. Plan, plotted against a yield curve of a large diverse group of Aa-rated corporate bonds.

The long-term asset return assumption for the plan is 8.5% per annum, based on an analysis of historical returns for equity and fixed income securities denominated in Great Britain Pounds Sterling. Equity returns were determined by analysis of historical benchmark market data. Returns in each equity class were developed from up to 40 years of historical data. The weighted-average return of all equity classes was 9.3% per annum. The return estimate for the fixed income portion of the portfolio is based on the average yield to maturity of the assets as of December 1, 2009 of approximately 2.1% per annum.

Anticipated Contributions to Defined Benefit Plans and Trusts

During 2010, the Company expects to contribute $100 million to $150 million to its worldwide qualified and non-qualified pension plans.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. For December 31, 2009 and 2008, $61 million and $71 million, respectively, was held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of cash surrender value of life insurance policies, equity and fixed income mutual funds and cash and cash equivalents. The assets of the rabbi trust, which do not qualify as plan assets and, therefore, are not included in the tables in this note, are available to pay pension benefits to these individuals, but are otherwise unavailable to the Company. The assets, other than approximately $28 million as of December 31, 2009 and 2008 which are assigned to certain individuals if benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

Defined Contribution Plans

In the U.S., the Company maintains voluntary U.S. retirement savings plans for salaried and wage employees. For 2009, 2008 and 2007, the Company’s cost was $49.8 million, $47.1 million and $42.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also maintains defined contribution retirement plans for certain non-U.S. subsidiaries. For 2009, 2008 and 2007, the Company’s contributions were $6.8 million, $5.3 million and $3.6 million, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The following table sets forth the status of the Company’s defined benefit postretirement plans other than pension as of December 31, 2009 and 2008, and the amounts recorded in the Company’s consolidated balance sheet. The postretirement benefits related to divested and discontinued operations retained by the Company are included in the amounts below.

	2009	2008
	(Dollars in millions)

Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$342.3	$394.1
Service cost	1.4	1.7
Interest cost	19.6	22.0
Amendments	—	(0.4)
Actuarial (gains) losses	2.3	(47.8)
Foreign currency translation/Other	0.2	0.2
Gross benefits paid	(37.7)	(30.7)
Federal subsidy received	3.4	3.2

Projected benefit obligation at end of year	$331.5	$342.3

Weighted-Average Assumptions used to Determine Benefit Obligations as of December 31
Discount rate	5.55%	6.38%
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Company contributions	37.7	30.7
Gross benefits paid	(37.7)	(30.7)

Fair value of plan assets at end of year	$—	$—

Funded Status (Underfunded)	$(331.5)	$(342.3)

Amounts Recognized in the Balance Sheet Consist of:
Accrued expenses — current liability	$(30.4)	$(32.9)
Postretirement benefits other than pensions — non-current liability	(301.1)	(309.4)

Net liability recognized	$(331.5)	$(342.3)

Accumulated other comprehensive income (loss) — before tax	$(23.2)	$(20.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a 7.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate was assumed to decrease gradually to 5% in 2015 and remain at that rate thereafter.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Components of Net Periodic Benefit Cost:
Service cost	$1.4	$1.7	$2.0
Interest cost	19.6	22.0	22.9
Amortization of prior service cost	(0.2)	(0.2)	(0.2)
Recognized net actuarial (gain) loss	—	2.3	3.6

Net periodic benefit cost	$20.8	$25.8	$28.3

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost
Discount rate	6.38%	6.12%	5.79%

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate.

	One Percentage	One Percentage
	Point	Point
	Increase	Decrease
	(Dollars in millions)

Increase (Decrease) in
Total of service and interest cost components in 2009	$1.2	$(1.1)
Accumulated postretirement benefit obligation as of December 31, 2009	$21.7	$(19.2)

Expected Postretirement Benefit Payments Other Than Pensions

Benefit payments for other postretirement obligations other than pensions, which reflect expected future service are expected to be paid as follows:

	Expected
	Employer	Medicare
Year	Payments	Subsidy	Net Payments
	(Dollars in millions)

2010	$33.7	$(2.5)	$31.2
2011	33.7	(2.5)	31.2
2012	33.3	(2.5)	30.8
2013	32.7	(2.5)	30.2
2014	32.1	(2.5)	29.6
2015 to 2019	146.0	(11.8)	134.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes

Income from continuing operations before income taxes as shown in the consolidated statement of income consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Domestic	$552.2	$738.4	$524.4
Foreign	231.9	246.2	213.0

TOTAL	$784.1	$984.6	$737.4

A summary of income tax (expense) benefit from continuing operations in the consolidated statement of income is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Current
Federal	$(43.9)	$(118.4)	$(62.0)
Foreign	(18.4)	(4.1)	9.7
State	(6.8)	(18.8)	(13.7)

	(69.1)	(141.3)	(66.0)

Deferred
Federal	(128.9)	(141.6)	(109.5)
Foreign	(7.4)	(22.9)	(35.2)
State	(2.4)	12.8	(10.2)

	(138.7)	(151.7)	(154.9)

TOTAL	$(207.8)	$(293.0)	$(220.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in millions)

Deferred income tax assets
Pensions	$309.7	$313.2
Tax credit and net operating loss carryovers	100.1	112.8
Postretirement benefits other than pensions	137.8	142.1
Inventories	49.6	55.8
Other nondeductible accruals	156.1	145.6
Foreign currency hedges	—	65.8
Employee benefits plans	56.4	54.1
Other	8.6	1.9

Deferred income tax assets	818.3	891.3
Less: valuation allowance	(54.9)	(50.7)

Total deferred income tax assets	763.4	840.6

Deferred income tax liabilities
Tax over book depreciation	(125.3)	(114.3)
Intangible assets	(367.3)	(272.1)
Foreign currency hedges	(9.8)	—
Pre-production and contract accounting	(327.4)	(259.7)
Other	(32.7)	(36.3)

Total deferred income tax liabilities	(862.5)	(682.4)

Net deferred income tax asset (liability)	$(99.1)	$158.2

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

At December 31, 2009, the Company had net operating loss and tax credit carryforward benefits of approximately $100.1 million which will expire in the years 2010 through 2030. For financial reporting purposes a valuation allowance of $55 million was recognized to offset the deferred tax asset relating to those carryforward benefits. The net change in the total valuation allowance for 2009 was an increase of $4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions included within the Income Taxes subtopic of the ASC related to the accounting for uncertain income tax positions on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions of dollars, was as follows:

Balance at January 1, 2008	$106.3
Additions based on tax positions related to current year	9.6
Additions for tax positions of prior years	45.2
Reductions for tax positions of prior years	(24.3)
Settlements	(5.5)

Balance at December 31, 2008	$131.3

Additions based on tax positions related to current year	9.9
Additions for tax positions of prior years	3.1
Reductions for tax positions of prior years	(1.4)
Settlements	(4.9)

Balance at December 31, 2009	$138.0

Included in the balance at December 31, 2009, are $0.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $210.3 million. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During 2009, 2008, and 2007, the Company recognized adjustments to income tax expense for interest and penalties of a $9.5 million gain, a $22.5 million loss, and a $17.6 million loss, respectively. The Company had approximately $148.6 million and $158.1 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2006 and with few exceptions, state and local examinations for years before 2000 and non-U.S. income tax examinations for years before 2002. In late 2009, the U.S. Internal Revenue Service (IRS) began examination of the tax years 2007 and 2008. For a discussion of uncertainties related to tax matters see Note 17, “Contingencies”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	2009		2008		2007
		(Dollars in		(Dollars in		(Dollars in
	%	millions)%		millions)%		millions)

Income from continuing operations before income taxes		$784.1		$984.6		$737.4
Statutory federal income tax rate	35.0%		35.0%		35.0%
State and local taxes	0.9%	$7.1	(0.1)%	$(0.9)	2.8%	$20.9
Tax benefits related to domestic manufacturing	(0.9)%	$(7.4)	(0.8)%	$(8.2)	(2.3)%	$(17.2)
Tax credits	(3.0)%	$(23.8)	(2.2)%	$(21.3)	(2.7)%	$(19.8)
Deemed repatriation of non-U.S. earnings	1.8%	$14.0	0.9%	$8.8	1.5%	$11.3
Differences in rates on foreign subsidiaries	(4.3)%	$(33.8)	(4.8)%	$(47.9)	(3.8)%	$(27.9)
Interest on potential tax liabilities	(1.0)%	$(7.7)	0.8%	$8.2	0.8%	$6.2
Tax settlements and other adjustments to tax reserves (See Note 17)	1.0%	$7.5	1.8%	$18.2	1.1%	$7.8
Other items	(3.0)%	$(22.6)	(0.8)%	$(8.5)	(2.4)%	$(18.4)

Effective income tax rate	26.5%		29.8%		30.0%

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $591 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the potential liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Note 16.	Supplemental Balance Sheet Information

Allowance for Doubtful Accounts

The changes in accounts receivable allowances for doubtful accounts were as follows:

			Foreign
	Balance	Charged	Currency	Write-Off	Balance
	Beginning	to	Translation	of Doubtful	at end
	of Year	Expense	and Other	Accounts	of Year
	(Dollars in millions)

Short-Term	$14.3	$8.1	$(1.9)	$(3.3)	$17.2
Long-Term(1)	28.9	—	—	(28.9)	—

Year ended December 31, 2008	$43.2	$8.1	$(1.9)	$(32.2)	$17.2

Year ended December 31, 2009	$17.2	$2.9	$0.2	$(2.3)	$18.0

(1)	Long-term allowance is related to the Company’s notes receivable in other assets from a receivable obligor. This note receivable was written off in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment-net

Property, plant and equipment and accumulated depreciation were as follows:

	December 31,
	2009	2008
	(Dollars in millions)

Land	$77.1	$75.8
Buildings and improvements	773.7	743.3
Machinery and equipment	2,187.8	1,969.5
Construction in progress	133.8	175.3

	3,172.4	2,963.9
Less accumulated depreciation	(1,721.2)	(1,572.5)

TOTAL	$1,451.2	$1,391.4

Property included assets acquired under capital leases, principally buildings, machinery and equipment of $18.5 million at December 31, 2009 and 2008. Related accumulated depreciation was $8.3 million and $7.9 million at December 31, 2009 and 2008, respectively. Depreciation expense was $179.2 million, $183.4 million and $179.4 million during 2009, 2008 and 2007, respectively. Interest costs capitalized during 2009, 2008 and 2007 from continuing operations was $1.8 million, $4.5 million and $4.7 million, respectively.

Other Assets

Other assets consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)

Rotable assets — net of accumulated amortization of $131.5 million and $116.2 million at December 31, 2009 and 2008, respectively	$133.0	$125.1
Participation payments — net of accumulated amortization of $15.0 million and $12.4 million at December 31, 2009 and 2008, respectively	117.4	118.0
Rabbi trust assets, including cash surrender value of life insurance contracts	104.9	101.8
Foreign currency hedges	69.3	6.2
Sales incentives — net of accumulated amortization of $58.9 million and $94.9 million at December 31, 2009 and 2008, respectively	60.4	62.4
Flight certification costs — net of accumulated amortization of $9.5 million and $7.9 million at December 31, 2009 and 2008, respectively	45.0	34.0
Entry fees — net of accumulated amortization of $3.5 million and $2.8 million at December 31, 2009 and 2008, respectively	24.5	25.5
Investments in affiliated companies	22.4	4.1
All other	61.2	60.5

TOTAL	$638.1	$537.6

See Note 1, “Significant Accounting Policies” for a description of participation payments, entry fees, rotable assets, sales incentives and flight certification costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)

Deferred revenue	$350.9	$264.7
Wages, vacations, pensions and other employment costs	242.3	260.4
Warranties	88.2	66.4
Postretirement benefits other than pensions	30.4	32.9
Accrued taxes	24.7	20.8
Foreign currency hedges	22.6	70.0
Other	278.3	290.1

TOTAL	$1,037.4	$1,005.3

Guarantees

The Company extends financial and product performance guarantees to third parties. At December 31, 2009, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)

Environmental remediation and other indemnification (See Note 17 “Contingencies”)	No limit	$21.2
Guarantees of residual value on leases	$27.3	$3.9
Guarantees of JV debt and other financial instruments	$27.4	$—

The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.

At December 31, 2009, the Company was a guarantor on a revolving credit agreement totaling £20 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line and is indemnified by Rolls-Royce for 50% of the amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of service and product warranties, in millions, are as follows:

Balance at December 31, 2007	$164.3

Net provisions for warranties issued during the year	47.9
Net benefit for warranties existing at the beginning of the year	(1.7)
Payments	(57.0)
Foreign currency translation	(14.3)

Balance at December 31, 2008	$139.2

Net provisions for warranties issued during the year	52.3
Net change to warranties existing at the beginning of the year	2.6
Payments	(52.1)
Foreign currency translation	5.6

Balance at December 31, 2009	$147.6

The current and long-term portions of service and product warranties were as follows:

	December 31,
	2009	2008
	(Dollars in millions)

Accrued expenses	$88.2	$66.4
Other non-current liabilities	59.4	72.8

TOTAL	$147.6	$139.2

Other Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)

Consolidated net income	$610.8	$699.2
Other comprehensive income (loss) net of tax:
Unrealized foreign currency translation gains (losses) during the period, net of tax for 2009 of ($1.9)	119.2	(298.0)
Pension and OPEB liability adjustments during the period, net of tax for 2009 and 2008 of ($37.2) and $201.3, respectively	37.2	(472.7)
Gain (loss) on cash flow hedges, net of tax for 2009 and 2008 of ($76.4) and $119.2, respectively	148.5	(221.8)

Total comprehensive income (loss)	915.7	(293.3)
Less: comprehensive income attributable to noncontrolling interests	(13.5)	(18.0)

Comprehensive income attributable to Goodrich	$902.2	$(311.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)

Cumulative unrealized foreign currency translation gains	$170.8	$51.6
Pension and OPEB liability adjustments	(868.3)	(905.5)
Accumulated gain/(loss) on cash flow hedges	24.3	(124.2)

TOTAL	$(673.2)	$(978.1)

The pension and OPEB liability amounts above are net of deferred taxes of $524.2 million and $487.1 million in 2009 and 2008, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $10.6 million and $65.8 million in 2009 and 2008, respectively.

During 2009, $1.9 million of deferred tax liabilities were established for earnings that are expected to be repatriated to the U.S. No other income taxes are provided on foreign currency translation gains (losses) for comprehensive income (loss) and accumulated other comprehensive income (loss) as foreign earnings are considered permanently invested.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s consolidated balance sheet included an accrued liability for environmental remediation obligations of $66.1 million and $62.3 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, $11.3 million and $20.9 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At December 31, 2009 and 2008, $25.3 million and $24 million, respectively, was associated with ongoing operations and $40.8 million and $38.3 million, respectively, was associated with previously owned businesses.

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

During 2009, a judgment in favor of the Company became final when the initial verdict was upheld on appeal. As a result, the Company received $79.3 million from Commercial Union Insurance Company for reimbursement of environmental remediation costs, attorney fees and interest; however, the Company paid a portion of the insurance proceeds to a former subsidiary. See Note 6, “Discontinued Operations”.

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

Insurance Coverage

The Company maintains a comprehensive portfolio of insurance policies, including aviation products liability insurance which covers most of its products. The aviation products liability insurance typically provides first dollar coverage for defense and indemnity of third party claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2009 and 2008, the deferred settlement credit was $45 million and $49.4 million, respectively, for which $6.1 million and $6.4 million, respectively, was reported in accrued expenses and $38.9 million and $43 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Additionally, total contract revenue is based on estimates of future units to be delivered to the customer, the ability to recover costs incurred for change orders and claims and sales price escalation, where applicable. There is a risk that there could be differences between the actual units delivered and the estimated total units to be delivered under the contract and differences in actual revenues compared to estimates. Changes in estimates could have a material impact on the Company’s results of operations and cash flows.

Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined to the extent total estimated costs exceed total estimated contract revenues.

Boeing 787 Contract

During 2004, the Company’s aerostructures business entered into a long-term supply contract with Boeing on the 787 program. The Company’s latest outlook projects approximately $5 billion of original equipment sales for this contract. At December 31, 2009, the Company had approximately $638 million recorded as in-process inventory related to this contract. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.

The Boeing 787 program has experienced delays in its development schedule and Boeing has requested numerous changes in the design of the Company’s product and scope of its work. Under the terms of the Company’s contract, it is entitled to reimbursement of certain costs and equitable price adjustments under certain circumstances. The Company has asserted changes to its pricing that are material. Discussions with Boeing are ongoing. In its evaluation of the contract, the Company has included an estimate of the probable revenues related to these assertions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company is unable to reach a fair and equitable resolution with Boeing, if any key suppliers on the 787 program fail to comply with the material terms of their supply contracts, or if any of the actual costs or revenues differ from the estimates, it could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows in a given period.

During 2009, the Company entered into an agreement to settle the previously disclosed arbitration with Alenia Aermacchi, S.p.A. (AAeM), a supplier of fan cowls used in the nacelles that the Company provides to Boeing on the 787 program. The material terms of the settlement agreement include: (a) termination of the underlying program contracts between AAeM and the Company and the orderly transfer of the 787 fan cowl program to another supplier; (b) the supply of a specified number of fan cowls during the transfer period; (c) installment payments to AAeM over an approximately two-year period, subject to AAeM’s continued support for testing and certification and execution of the program transfer; and (d) termination of the arbitration with a mutual release of claims and covenant not to sue. The payments to be made to AAeM under the settlement agreement are not material to the Company’s results of operations, financial condition or cash flows. As a result of the settlement with AAeM, the Company identified a preferred supplier for future fan cowl support and negotiated pricing on the 787 and several other programs, taking into account the supplier’s position as a preferred supplier.

JSTARS Program

In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of December 31, 2009, the Company has $26.3 million of pre-production costs related to this program.

Funding for the JSTARS program for the 2010 budget cycle was approved. Future funding remains uncertain. While the Company believes that program funding will continue, there can be no assurances of such. If the program were to be cancelled, the Company would need to write-off its pre-production costs.

Tax

The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. See Note 15 “Income Taxes”, for additional detail.

Tax Years 2005 and 2006

During 2009, the IRS issued a Revenue Agent’s Report for the tax years 2005 and 2006. In July 2009, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve the proper timing of deductions. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

Tax Years 2000 to 2004

During 2007, the IRS and the Company reached agreement on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. The Company submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. The Company and the IRS were unable to reach

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement on the remaining issues and in December 2009, the Company filed a petition to the U.S. Tax Court. The Company believes the amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

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

Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $29 million at December 31, 2009. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14.5 million at December 31, 2009. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $29 million of interest or $14.5 million of penalty interest. In April 2009, the Superior Court of California issued a ruling granting the Company’s motion for summary judgment. In August 2009 the State of California appealed the ruling. Once the State’s appeals have been exhausted and if the Superior Court’s decision is not overturned, the Company will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.

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

Cash Flow Hedges

The Company has subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys but have significant sales contracts that are denominated primarily in U.S. Dollars. Periodically, the Company enters into forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys to hedge a portion of the Company’s exposure from U.S. Dollar sales.

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s consolidated balance sheet at fair value, with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The notional value of the forward contracts at December 31, 2009 and 2008 was $1,827.4 million and $1,897.2 million, respectively. As of December 31, 2009 and 2008, the total fair value before taxes of the Company’s forward contracts and the accounts in the consolidated balance sheet in which the fair value amounts are included are shown below:

	2009	2008
	(Dollars in millions)

Prepaid expenses and other assets	$24.5	$9.8
Other assets	69.3	6.2
Accrued expenses	22.6	70.0
Other non-current liabilities	17.0	102.1

The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Amount of gain/(loss) recognized in OCI, net of tax for 2009, 2008 and 2007 of $(76.4), $119.2 and $(23.3), respectively	$148.5	$(221.8)	$43.2
Amount of gain/(loss) reclassified from AOCI into earnings	$(51.1)	$38.4	$75.6

As of December 31, 2009, the fair value of the Company’s forward contracts of a $54.2 million net asset and $17.5 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, totaling $36.7 million (net of deferred taxes of $12.1 million), is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of December 31, 2009, the portion of the $54.2 million that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a gain of $1.9 million. These forward contracts mature on a monthly basis with maturity dates that range from January 2010 to December 2014. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during 2009, 2008 and 2007.

In connection with the formation of a JV on December 31, 2008 (see Note 5, “Other Income (Expense) - Net”), a third party assumed, without recourse to the Company, certain of these forward contracts with notional amounts aggregating $149.5 million and a fair value liability of approximately $32 million. The related net loss position of $32 million associated with these forward contracts was deferred in accumulated other comprehensive income (loss) and is recognized into earnings as the original forecasted transactions affect earnings. As of December 31, 2009, a $11.9 million loss, net of deferred taxes of $5.6 million, remained in accumulated other comprehensive income (loss) related to these forward contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, a $1.8 million loss remained in accumulated other comprehensive income (loss) related to the treasury locks resulting from the 2006 debt exchange.

Fair Value Hedges

The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes are adjusted to reflect the fair values of the interest rate swaps. At December 31, 2009 and 2008, the Company had no outstanding interest rate swaps.

In December 2009, the Company terminated its outstanding interest rate swap agreement prior to its maturity on its $257.5 million, 7.625% senior notes due in 2012. At termination, the Company received $1.6 million in cash, composed of a $0.3 million receivable representing the amount owed on the interest rate swap from the previous settlement date and $1.3 million representing the fair value of the interest rate swap at the time of termination. The carrying amount of the notes was increased by $1.3 million representing the fair value of the debt due to changes in interest rates for the period hedged. This amount is being amortized as a reduction to interest expense over the remaining term of the related debt.

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

For 2009, 2008 and 2007, net gains of $3.7 million, $3.3 million, and $2.7 million ($2.3 million, $2 million and $1.7 million after tax, respectively) were recorded as a reduction to interest expense. These amounts included previously terminated swaps which are amortized over the life of the underlying debt.

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

As of December 31, 2009, the Company had contracts outstanding with a notional value of $57.9 million and a fair value net liability of $2.5 million. During 2009, the Company recorded a transaction loss on its monetary assets of approximately $16.7 million, which was partially offset by gains on the forward contracts described above of approximately $9.8 million.

As of December 31, 2008, the Company had no outstanding forward contracts. During 2008, the Company recorded a transaction gain on its monetary assets of approximately $34.3 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was offset by losses on the forward contracts described above of approximately $34.8 million.

During 2007, the Company recorded a transaction loss on its monetary assets of approximately $14 million, which was partially offset by gains on the forward contracts described above of approximately $8 million.

Note 19.	Supplemental Cash Flow Information

The following table sets forth other cash flow information including acquisitions.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Estimated fair value of tangible assets acquired	$115.1	$47.8	$—
Goodwill and identifiable intangible assets acquired	420.9	109.0	—
Cash paid, net of cash acquired	(392.1)	(131.8)	—

Liabilities assumed, including deferred tax liabilities	$143.9	$25.0	$—

Interest paid, net of amount capitalized	$114.8	$119.7	$129.0

Income taxes paid, net of refunds received	$38.9	$111.7	$115.9

Interest and income taxes paid include amounts related to discontinued operations.

Note 20.	Preferred Stock

There are 10,000,000 authorized shares of Series Preferred Stock — $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 2009, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

Cumulative Participating Preferred Stock — Series F

The Company has 200,000 shares of Junior Participating Preferred Stock — Series F — $1 par value Series F Stock authorized at December 31, 2009. Series F Stock has preferential voting, dividend and liquidation rights over the Company’s common stock. At December 31, 2009, no Series F Stock was issued or outstanding.

Note 21.	Common Stock

During 2009, 2008 and 2007, 1.6 million, 1.2 million, and 3.3 million shares, respectively, of authorized but unissued shares of common stock were issued under the 2001 Equity Compensation Plan and other employee share-based compensation plans.

As of December 31, 2009, there were 12.8 million shares of common stock reserved for issuance under outstanding and future awards pursuant to the 2001 Equity Compensation Plan and other employee share-based compensation plans. During 2008, the Company registered 6.5 million shares of common stock reserved for issuance for future awards pursuant to the 2001 Equity Compensation Plan and the Goodrich 2008 Global Employee Stock Purchase Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired 0.4 million, 2.6 million and 3.7 million shares of treasury stock in 2009, 2008 and 2007, respectively. Included in these amounts are shares the Company repurchased under its share repurchase program described below.

A share repurchase program was initially approved by the Company’s Board of Directors on October 24, 2006 and increased on February 19, 2008, for $600 million in total. The primary purpose of the program is to reduce dilution to existing shareholders from the Company’s share-based compensation plans. No time limit was set for completion of the program. Repurchases under the program, which could aggregate to approximately 6% of the Company’s outstanding common stock, may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. The Company repurchased 0.3 million, 2.5 million and 3.5 million shares of the Company’s common stock for approximately $16 million, $127 million and $209 million in 2009, 2008 and 2007, respectively, under the program.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in millions, except per share amount)

BUSINESS SEGMENT SALES
Actuation and Landing Systems	$612.7	$637.2	$629.3	$645.1	$682.1	$689.6	$664.2	$579.0
Nacelles and Interior Systems	632.2	595.2	561.8	533.4	620.5	665.1	596.5	603.5
Electronic Systems	451.0	467.3	456.6	463.8	442.4	494.6	511.6	512.6

TOTAL SALES	$1,695.9	$1,699.7	$1,647.7	$1,642.3	$1,745.0	$1,849.3	$1,772.3	$1,695.1

GROSS PROFIT(1)	$515.8	$495.8	$478.5	$471.4	$531.6	$562.4	$557.4	$504.1

OPERATING INCOME
Actuation and Landing Systems	$76.1	$62.8	$59.7	$68.3	$74.1	$84.5	$80.0	$61.4
Nacelles and Interior Systems	148.7	135.2	130.8	100.6	178.8	160.7	162.4	145.6
Electronic Systems	67.1	73.9	70.4	65.0	48.9	71.5	79.3	69.1
Corporate(2)	(24.1)	(30.5)	(32.0)	(42.8)	(27.3)	(28.2)	(24.9)	(35.0)

TOTAL OPERATING INCOME	$267.8	$241.4	$228.9	$191.1	$274.5	$288.5	$296.8	$241.1

CONSOLIDATED INCOME	$173.8	$180.8	$148.2	$108.0	$162.4	$191.9	$172.0	$172.9

INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO GOODRICH	$169.3	$145.9	$142.1	$105.5	$153.6	$183.6	$167.8	$168.6
Discontinued Operations	0.5	31.2	3.3	(0.5)	4.3	3.0	0.2	0.1

NET INCOME ATTRIBUTABLE TO GOODRICH	$169.8	$177.1	$145.4	$105.0	$157.9	$186.6	$168.0	$168.7

Basic Earnings Per Share(3)
Continuing Operations	$1.35	$1.16	$1.13	$0.84	$1.21	$1.45	$1.33	$1.35
Discontinued Operations	—	0.25	0.02	(0.01)	0.03	0.02	—	—

Net Income Attributable to Goodrich	$1.35	$1.41	$1.15	$0.83	$1.24	$1.47	$1.33	$1.35

Diluted Earnings Per Share(3)
Continuing Operations	$1.35	$1.15	$1.12	$0.83	$1.20	$1.43	$1.32	$1.35
Discontinued Operations	—	0.25	0.02	(0.01)	0.03	0.02	—	—

Net Income Attributable to Goodrich	$1.35	$1.40	$1.14	$0.82	$1.23	$1.45	$1.32	$1.35

(1)	Gross profit represents sales less cost of sales.

(2)	Includes corporate general and administrative expenses and certain ERP implementation expenses, which were not allocated to the segments.

(3)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to rounding.

QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

The Company’s operating results included the following before tax income from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aerostructures and wheels and brakes businesses in 2009 and 2008:

	2009	2008
	(Dollars in millions)

First Quarter	$4.5	$40.2
Second Quarter	9.0	8.5
Third Quarter	12.6	38.7
Fourth Quarter	19.0	24.5

	$45.1	$111.9

The second quarter of 2009 included income from discontinued operations primarily due to the favorable resolution of an insurance claim related to a past environmental matter. See Note 6, “Discontinued Operations”.

The fourth quarter of 2008 included a $14.9 million net gain in connection with the formation of a joint venture. See Note 5, “Other Income (Expense) — Net, to the consolidated financial statements. The fourth quarter of 2008 also included the full year 2008 tax benefit of $11 million for the extension of the U.S. Research and Development tax credit, which became law in October 2008.

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

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2009 appears on page 57 and is incorporated herein by reference. The report of Ernst & Young LLP on the effectiveness of internal control over financial reporting appears on page 59 and is incorporated herein by reference.

Changes in Internal Control

In December 2005, our Board of Directors authorized the purchase and implementation of a single, integrated ERP system across all of our strategic business units. We purchased the ERP system in the fourth quarter 2005 and expect to fully implement the system by the end of 2013. During 2009, we implemented the ERP system at our customer services, interiors and landing gear maintenance, repair and overhaul businesses.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Biographical information concerning our Directors appearing under the caption “Proposals to Shareholders — 1. Election of Directors — Nominees for Election and Their Qualifications” and information under the captions “Proposals to Shareholders — 1. Election of Directors — Other Nominees”, “Governance of the Company — Obtaining Copies of Governance Documents”, “Governance of the Company — Business Code of Conduct”, “Governance of the Company — Director Independence; Audit Committee Financial Expert”, “Governance of the Company — Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 proxy statement are incorporated herein by reference. Biographical information concerning our Executive Officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information concerning executive and director compensation appearing under the captions “Executive Compensation”, “Governance of the Company — Compensation of Directors”, “Compensation Committee Report”, “Governance of the Company — Compensation Committee Interlocks and Insider Participation” and “Governance of the Company — Indemnification; Insurance” in our 2010 proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our 2010 proxy statement are incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

We have three compensation plans approved by shareholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The B.F.Goodrich Company Stock Option Plan (effective April 15, 1999) (the 1999 Plan); the Goodrich Corporation 2001 Equity Compensation Plan (the 2001 Plan); and the Global Employee Stock Purchase Plan (the ESPP).

We have two compensation plans (the Goodrich Corporation Outside Directors’ Deferral Plan and the Goodrich Corporation Directors’ Deferred Compensation Plan) that were not approved by shareholders (excluding plans we assumed in acquisitions) under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services.

The following table summarizes information about our equity compensation plans as of December 31, 2009. All outstanding awards relate to our common stock. The table does not include shares subject to outstanding options granted under equity compensation plans we assumed in acquisitions.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan category
Equity compensation plans approved by security holders(1)	6,419,925	$44.16	6,401,209
Equity compensation plans not approved by security holders	99,961	—	—

Total	6,519,886	—	—

(1)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes (a) 4,591,796 shares of common stock issuable upon exercise of outstanding options issued pursuant to the 1999 Plan and the 2001 Plan, (b) 67,048 shares of common stock, representing the maximum number of shares of common stock that may be issued pursuant to outstanding long-term incentive plan awards under the 2001 Plan and (c) 1,761,081 shares of common stock issuable upon vesting of outstanding restricted stock unit awards issued pursuant to the 2001 Plan.

The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted-average exercise price of outstanding stock options under the 1999 Plan and the 2001 Plan.

The number of securities available for future issuance includes (a) 3,485,702 shares of common stock that may be issued pursuant to the 2001 Plan (which includes amounts carried over from the 1999 Plan) and (b) 2,915,507 shares of common stock that may be issued pursuant to the ESPP. No further awards may be made under the 1999 Plan.

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

Information appearing under the captions “Governance of the Company-Policy on Related Party Transactions” and “Governance of the Company-Director Independence; Audit Committee Expert” in our 2010 proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under the captions “Proposals to Shareholders-2. Ratification of Appointment of Independent Auditors — Fees to Independent Auditors for 2009 and 2008” and “Proposals to Shareholders — 2. Ratification of Appointment of Independent Auditors — Audit Review Committee Pre-Approval Policy” in our 2010 proxy statement is incorporated by reference herein.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Consolidated financial statements.

The consolidated financial statements filed as part of this report are listed in Part II, Item 8 in the Index to Consolidated financial statements.

(2)	Consolidated Financial Statement Schedules: Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(3)	Listing of Exhibits: A listing of exhibits is on pages 123 to 127 of this Form 10-K.

(b)	Exhibits. See the Exhibit Index beginning at page 123 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10.7 through 10.66.

(c)	Not applicable.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 16, 2010

Goodrich Corporation
(Registrant)

By:	/s/ Marshall O. Larsen
Marshall O. Larsen,
Chairman, President and Chief Executive
Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 16, 2010 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ Marshall O. Larsen Marshall O. Larsen Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ James W. Griffith James W. Griffith Director

/s/ Scott E. Kuechle Scott E. Kuechle Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ William R. Holland William R. Holland Director

/s/ Scott A. Cottrill Scott A. Cottrill Vice President and Controller (Principal Accounting Officer)	/s/ John P. Jumper John P. Jumper Director

/s/ Carolyn Corvi Carolyn Corvi Director	/s/ Lloyd W. Newton Lloyd W. Newton Director

/s/ Diane C. Creel Diane C. Creel Director	/s/ Douglas E. Olesen Douglas E. Olesen Director

/s/ George A. Davidson, Jr George A. Davidson, Jr Director	/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr. Director

/s/ Harris E. DeLoach, Jr Harris E. DeLoach, Jr Director	/s/ A. Thomas Young A. Thomas Young Director

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
2.2	—	Purchase Agreement by and between AIS Global Holdings LLC, JFL-AIS Partners, LLC, the management sellers named herein and Goodrich Corporation dated as of November 16, 2009, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 18, 2009, is incorporated herein by reference.
3.1	—	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
3.2	—	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
4.1	—	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.
4.2	—	Agreement of Resignation, Appointment and Acceptance effective February 4, 2005 by and among Goodrich Corporation, The Bank of New York and The Bank of New York Trust Company, N.A., filed as Exhibit 4(C) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein. Information relating to the Company’s long-term debt is set forth in Note 12 — ‘Financing Arrangements’ to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4.1, instruments defining the rights of holders of such long-term debt are not filed herewith since no single item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.
10.1	—	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.
10.2	—	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.3	—	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.4	—	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005, is incorporated herein by reference.
10.5	—	Letter Amendment to Five Year Credit Agreement dated as of December 1, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006, is incorporated herein by reference.
10.6	—	Amendment No. 2 to Five Year Credit Agreement dated as of May 24, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2007, is incorporated herein by reference.

Exhibit
Number		Description

10.7	—	Stock Option Plan (effective April 19, 1999), filed as Appendix B to the Company’s definitive proxy statement filed March 4, 1999 (File No. 1-892), is incorporated herein by reference.
10.8	—	Goodrich Corporation Amended and Restated 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2008 proxy statement dated March 12, 2008, is incorporated herein by reference.
10.9	—	Goodrich Corporation Voluntary Separation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2009, is incorporated by reference herein.
10.10	—	Amendment Number 1 to the Goodrich Corporation Voluntary Separation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.11	—	Form of nonqualified stock option award agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.12	—	Form of restricted stock award agreement, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.13	—	Form of restricted stock unit award agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.14	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated by reference herein.
10.15	—	Form of restricted stock unit award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.16	—	Form of performance unit award agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.17	—	Form of stock option award agreement, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.18	—	Form of restricted stock unit award agreement, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.19	—	Form of performance unit award agreement, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.20	—	Form of restricted stock award agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.21	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.22	—	Form of stock option special award agreement, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.23	—	Form of stock option award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.

Exhibit
Number		Description

10.24	—	Form of restricted stock unit award agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.25	—	Form of performance unit award agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.26	—	Form of amendment to performance unit award agreement, filed as Exhibit 10.4 the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.27	—	Form of Amendment to Stock Option Award Agreements, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.28	—	Form of Stock Option Award Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.29	—	Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.30	—	Form of Stock Unit Special Award Agreement, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.31	—	Form of Performance Unit Award Agreement, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.32	—	Form of award letter for 2004 stock-based compensation awards to executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-892), is incorporated by reference herein.
10.33	—	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-892), is incorporated herein by reference.
10.34	—	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to the Company’s 2005 Proxy Statement dated March 7, 2005, is incorporated herein by reference.
10.35	—	Amendment Number One to the Goodrich Corporation Senior Management Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.36	—	Form of Disability Benefit Agreement, filed as Exhibit 10(U) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.37	—	Form of Supplemental Executive Retirement Plan Agreement As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.38	—	Goodrich Corporation Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
10.39	—	Goodrich Corporation Pension Benefit Restoration Plan (As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.

Exhibit
Number		Description

10.40	—	Goodrich Corporation Savings Benefit Restoration Plan (As Amended and Restated Generally effective January 1, 2005), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.41	—	Goodrich Corporation Severance Program (amended and restated effective February 21, 2006), filed as Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.42	—	Amendment Number 1 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10.43	—	Amendment Number 2 to the Goodrich Corporation Severance Program, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.44	—	Amendment Number 3 to the Goodrich Corporation Severance Program, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10.45	—	Amendment Number 4 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.
10.46	—	Amendment Number 5 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.
10.47	—	Amendment Number 6 to the Goodrich Corporation Severance Program, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference.
10.48	—	Amendment Number 7 to the Goodrich Corporation Severance Program, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.49	—	Amendment Number 8 to the Goodrich Corporation Severance Program, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.50	—	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 13, 2007, is incorporated by reference herein.
10.51	—	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(AA) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.52	—	Goodrich Corporation Directors’ Phantom Share Plan, as filed as Exhibit 10(II) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.53	—	Amendment Number One to the Directors’ Phantom Share Plan, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.54	—	Goodrich Corporation Directors’ Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-892), is incorporated herein by reference.
10.55	—	Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10(MM) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-892), is incorporated by reference herein.

Exhibit
Number		Description

10.56	—	Amendment Number One to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.57	—	Amendment Number Two to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.
10.58	—	Amendment Number Three to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.59	—	Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10(NN) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-892), is incorporated herein by reference.
10.60	—	Amendment Number One to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.61	—	Amendment Number Two to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated by reference.
10.62	—	Amendment Number Three to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated by reference.
10.63	—	Amendment Number Four to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.64	—	Summary of Employment Arrangements for the Named Executive Officers.*
10.65	—	Summary of Compensation Arrangements for Non-Management Directors.*
10.66	—	Directors’ Income Retirement Plan, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
21	—	Subsidiaries.*
23	—	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.*
31	—	Rule 13a-14(a)/15d-14(a) Certifications.*
32	—	Section 1350 Certifications.*
101	—	The following financial information from Goodrich Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 16, 2010, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended December 31, 2009, 2008 and 2007, (ii) consolidated balance sheets at December 31, 2009 and 2008, (iii) consolidated cash flow statements for the fiscal periods ended December 31, 2009 and 2008 and (iv) the notes to consolidated financial statements, tagged as blocks of text.

*	Submitted electronically herewith