Form 10-Q
period 2010-03-31
GOODRICH CORP
filed 2010-04-22
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 31, 2010, there were 125,178,657 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	53
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	54
Item 1A. Risk Factors	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 6. Exhibits	56
SIGNATURE	57
EXHIBIT INDEX	58
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of March 31, 2010, and the related condensed consolidated statement of income for the three-month period ended March 31, 2010 and 2009, and the condensed consolidated statement of cash flows for the three-month period ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 16, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Charlotte, North Carolina
April 22, 2010

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions, except per
	share amounts)
Sales	$1,695.2	$1,695.9
Operating costs and expenses:
Cost of sales	1,204.3	1,180.1
Selling and administrative costs	269.9	248.0

	1,474.2	1,428.1

Operating Income	221.0	267.8
Interest expense	(33.5)	(28.8)
Interest income	0.1	0.6
Other income (expense) — net	(6.4)	(4.4)

Income from continuing operations before income taxes	181.2	235.2
Income tax expense	(68.6)	(61.9)

Income From Continuing Operations	112.6	173.3
Income from discontinued operations — net of income taxes	1.2	0.5

Consolidated Net Income	113.8	173.8
Net income attributable to noncontrolling interests	(2.6)	(4.0)

Net Income Attributable to Goodrich	$111.2	$169.8

Amounts attributable to Goodrich:
Income from continuing operations	$110.0	$169.3
Income from discontinued operations — net of income taxes	1.2	0.5

Net Income Attributable to Goodrich	$111.2	$169.8

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$0.87	$1.35
Discontinued operations	0.01	—

Net Income Attributable to Goodrich	$0.88	$1.35

Diluted Earnings Per Share
Continuing operations	$0.86	$1.35
Discontinued operations	0.01	—

Net Income Attributable to Goodrich	$0.87	$1.35

Dividends Declared Per Common Share	$0.27	$0.25

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2010	2009
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$778.4	$811.0
Accounts and notes receivable, less allowances for doubtful receivables ($18.2 at March 31, 2010 and $18 at December 31, 2009)	1,159.9	1,073.2
Inventories — net	2,339.2	2,290.4
Deferred income taxes	178.1	165.2
Prepaid expenses and other assets	52.5	59.6
Income taxes receivable	—	15.0

Total Current Assets	4,508.1	4,414.4

Property, plant and equipment — net	1,418.9	1,451.2
Prepaid pension	0.9	0.8
Goodwill	1,571.6	1,587.0
Identifiable intangible assets — net	604.9	633.2
Deferred income taxes	16.8	16.7
Other assets	606.7	638.1

Total Assets	$8,727.9	$8,741.4

Current Liabilities
Short-term debt	$4.3	$3.1
Accounts payable	607.6	547.8
Accrued expenses	1,023.0	1,037.4
Income taxes payable	14.7	0.5
Deferred income taxes	23.9	23.8
Current maturities of long-term debt and capital lease obligations	0.5	0.5

Total Current Liabilities	1,674.0	1,613.1

Long-term debt and capital lease obligations	2,007.3	2,008.1
Pension obligations	811.9	908.7
Postretirement benefits other than pensions	298.2	301.1
Long-term income taxes payable	171.1	171.1
Deferred income taxes	269.8	257.2
Other non-current liabilities	496.9	514.5
Shareholders’ Equity
Common stock — $5 par value Authorized 200,000,000 shares; issued 146,703,530 shares at March 31, 2010 and 145,241,995 shares at December 31, 2009 (excluding 14,000,000 shares held by a wholly owned subsidiary)	733.5	726.2
Additional paid-in capital	1,646.7	1,597.0
Income retained in the business	2,165.1	2,088.0
Accumulated other comprehensive income (loss)	(735.4)	(673.2)
Common stock held in treasury, at cost (21,524,873 shares at March 31, 2010 and 20,854,137 shares at December 31, 2009)	(859.8)	(817.0)

Total Shareholders’ Equity	2,950.1	2,921.0
Noncontrolling interests	48.6	46.6

Total Equity	2,998.7	2,967.6

Total Liabilities And Equity	$8,727.9	$8,741.4

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Operating Activities
Consolidated net income	$113.8	$173.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from discontinued operations	(1.2)	(0.5)
Restructuring and consolidation:
Expenses	0.3	4.9
Payments	(3.5)	(2.6)
Pension and postretirement benefits:
Expenses	47.6	51.6
Contributions and benefit payments	(112.7)	(17.7)
Depreciation and amortization	67.1	60.0
Excess tax benefits related to share-based payment arrangements	(8.0)	(0.6)
Share-based compensation expense	18.2	13.4
Deferred income taxes	5.8	6.2
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(100.5)	(100.1)
Inventories, net of pre-production and excess-over-average	(7.4)	(61.2)
Pre-production and excess-over-average inventories	(50.3)	(27.5)
Other current assets	(2.3)	(1.8)
Accounts payable	68.0	41.5
Accrued expenses	(52.6)	(102.0)
Income taxes payable/receivable	37.5	52.8
Other non-current assets and liabilities	9.7	(23.6)

Net Cash Provided By Operating Activities	29.5	66.6

Investing Activities
Purchases of property, plant and equipment	(20.9)	(34.2)
Proceeds from sale of property, plant and equipment	0.1	0.8
Investments in and advances to equity investees	(0.5)	(0.5)

Net Cash Used In Investing Activities	(21.3)	(33.9)

Financing Activities
Increase (decrease) in short-term debt, net	1.1	(1.8)
Proceeds (repayments) of long-term debt and capital lease obligations	—	297.6
Proceeds from issuance of common stock	35.2	11.5
Purchases of treasury stock	(42.8)	(6.5)
Dividends paid	(34.1)	(31.2)
Excess tax benefits related to share-based payment arrangements	8.0	0.6
Distributions to noncontrolling interests	(0.6)	(6.5)

Net Cash Provided By (Used In) Financing Activities	(33.2)	263.7

Discontinued Operations
Net cash (used in) provided by operating activities	(0.2)	0.5
Net cash (used in) provided by investing activities	—	—
Net cash (used in) provided by financing activities	—	—

Net cash (used in) provided by discontinued operations	(0.2)	0.5
Effect of exchange rate changes on cash and cash equivalents	(7.4)	(2.1)

Net increase (decrease) in cash and cash equivalents	(32.6)	294.8
Cash and cash equivalents at beginning of period	811.0	370.3

Cash and cash equivalents at end of period	$778.4	$665.1

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2010. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Discontinued Operations. Unless otherwise noted, disclosures pertain to the Company’s continuing operations. Net income from discontinued operations for the three months ended March 31, 2010 and 2009 was $1.2 million and $0.5 million, respectively.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three months ended March 31, 2010 and 2009, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended March 31, 2010 and 2009 by $16 million ($10 million after tax or $0.08 per diluted share) and $4.5 million ($2.8 million after tax or $0.02 per diluted share), respectively. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and to some extent, sales pricing improvements on follow-on contracts.
Note 2. New Accounting Standards Adopted in 2010
Variable Interest Entities
On January 1, 2010, the Company adopted new accounting guidance that is included in Accounting Standards Codification (ASC) Topic 810, “Consolidation”. This guidance amends the consolidation guidance applicable to variable interest entities. This standard did not have a material impact on the Company’s financial condition and results of operations.

Fair Value Measurements
On January 1, 2010, the Company adopted new accounting guidance that is included in ASC Topic 820, “Fair Value Measurements and Disclosures”. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements. See Note 7, “Fair Value Measurements”.
Note 3. Business Segment Information
The Company’s three business segments are as follows:
•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, and engine components, including fuel delivery systems and rotating assemblies.
•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.
•	The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management, fuel controls, electrical systems, control and safety data, reconnaissance and surveillance systems and precision guidance systems.

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

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$613.1	$612.7
Nacelles and Interior Systems	555.8	632.2
Electronic Systems	526.3	451.0

	$1,695.2	$1,695.9

Intersegment sales:
Actuation and Landing Systems	$6.8	$6.9
Nacelles and Interior Systems	1.9	1.7
Electronic Systems	6.7	6.7

	$15.4	$15.3

Operating income:
Actuation and Landing Systems	$69.4	$76.1
Nacelles and Interior Systems	118.8	148.7
Electronic Systems	70.8	67.1

	259.0	291.9
Corporate general and administrative expenses	(33.9)	(20.0)
ERP implementation costs	(4.1)	(4.1)

Total operating income	$221.0	$267.8

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(2.7)	$(3.4)
Expenses related to previously owned businesses	(1.2)	(0.9)
Equity in affiliated companies	(1.9)	0.3
Other — net	(0.6)	(0.4)

Other income (expense) — net	$(6.4)	$(4.4)

Note 5. Share-Based Compensation
During the three months ended March 31, 2010 and 2009, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The compensation cost recorded for share-based compensation plans during the three months ended March 31, 2010 and 2009 was $18.2 million and $13.4 million, respectively. The increase of $4.8 million from 2009 to 2010 was primarily due to a higher grant date fair value for the Restricted Stock Units and Stock Options plans and changes in the Company’s share price for the Outside Director Phantom Share plan.
Grants
A summary of the Company’s grants during the three months ended March 31, 2010 and the weighted-average fair value per share are as follows:

Stock Options		Restricted Stock Units		Performance Units
	Weighted Average		Weighted Average		Weighted Average
Shares	Fair Value Per Share	Shares	Fair Value Per Share	Shares	Fair Value Per Share
722,600	$20.73	496,750	$65.31	142,700	$86.42
The grant date fair value for the stock options with the three-year service condition was estimated under the Black-Scholes-Merton formula using the following weighted-average assumptions:

	2010	2009
Risk-free interest rate (%)	2.9	1.8
Expected dividend yield (%)	1.6	2.6
Historical volatility factor (%)	35.0	33.3
Weighted-average expected life of the options (years)	5.7	5.6
Employee Stock Purchase Plan Shares Issued
There were 406,778 and 345,851 shares of common stock issued during the three months ended March 31, 2010 and 2009, respectively. Employee contributions of $12.3 million and $10.4 million during the years ended December 31, 2009 and 2008, respectively, were used to purchase the Company’s stock during the three months ended March 31, 2010 and 2009, respectively.

Note 6. Earnings Per Share
The computation of basic and diluted earnings per share (EPS) for income from continuing operations is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted EPS — income from continuing operations attributable to Goodrich	$110.0	$169.3
Percentage allocated to common shareholders (1)	98.6%	98.6%

Numerator for basic and diluted EPS	$108.4	$166.9

Denominator
Denominator for basic EPS — weighted-average shares	125.0	123.8
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.3	0.6

Denominator for diluted EPS — adjusted weighted-average shares and assumed conversion	126.3	124.4

Per common share income from continuing operations
Basic	$0.87	$1.35

Diluted	$0.86	$1.35

(1) Basic weighted-average common shares outstanding	125.0	123.8
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	126.7	125.6

Percentage allocated to common shareholders	98.6%	98.6%
The Company’s unvested restricted share units contain rights to receive nonforfeitable dividend equivalents, and thus, are participating securities requiring the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to the unvested restricted share units from the numerator and excludes the dilutive impact of those units from the denominator.
At March 31, 2010 and 2009, the Company had 4.7 million and 5.4 million, respectively, of outstanding stock options. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2010 and 2009, 1.6 million and 3 million anti-dilutive stock options, respectively, were excluded from the diluted EPS calculation.
During the three months ended March 31, 2010 and 2009, the Company issued 1.5 million and 0.8 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
The Company’s share repurchase program was initially approved by the Board of Directors on October 24, 2006 and increased by the Board of Directors on February 19, 2008, for $600 million in total. During the three months ended March 31, 2010, the Company repurchased 0.5 million shares. During the three months ended March 31, 2009, there were no share repurchases. From inception of the program through March 31, 2010, the Company has repurchased 7.2 million shares for approximately $400 million under its share repurchase program.

Note 7. Fair Value Measurements
The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:
Level 1	—	quoted prices in active markets for identical assets and liabilities.

Level 2	—	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	—	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were, in millions, as follows:

	Fair Value				Fair Value
	March 31,				December 31,
	2010	Level 1	Level 2	Level 3	2009	Level 1	Level 2	Level 3
Cash Equivalents (1)	$490.2	$490.2	$—	$—	$470.1	$470.1	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	4.6	—	4.6	—	54.2	—	54.2	—
Other Forward Contracts	(1.8)	—	(1.8)	—	(2.5)	—	(2.5)	—
Rabbi Trust Assets (3)	49.3	49.3	—	—	45.0	45.0	—	—
Long-term debt (4)	(2,197.0)	—	(2,197.0)	—	(2,144.0)	—	(2,144.0)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 17, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,001.7 million and $2,001.9 million at March 31, 2010 and December 31, 2009, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

Note 8. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in millions)
Average or actual cost (which approximates current costs):
Finished products	$226.4	$225.6
In-process	1,553.2	1,485.6
Raw materials and supplies	664.2	667.6

	2,443.8	2,378.8

Less:
Reserve to reduce certain inventories to LIFO basis	(52.0)	(51.5)
Progress payments and advances	(52.6)	(36.9)

Total	$2,339.2	$2,290.4

In-process inventory included $877.1 million and $827.7 million at March 31, 2010 and December 31, 2009, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The March 31, 2010 balance of $877.1 million included $464.1 million related to the Boeing 787, $161 million related to the Airbus A350 XWB and $69.1 million related to the Pratt and Whitney PurePower™ PW 1000G engine contracts.
The Company uses the last-in, first-out (LIFO) method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business in the Actuation and Landing Systems segment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 9. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Business	Translation/	March 31,
	2009	Combinations	Other	2010
		(Dollars in millions)
Actuation and Landing Systems	$302.6	$—	$(9.4)	$293.2
Nacelles and Interior Systems	441.2	—	(3.7)	437.5
Electronic Systems	843.2	—	(2.3)	840.9

	$1,587.0	$—	$(15.4)	$1,571.6

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
At March 31, 2010, there were no borrowings and $61.6 million in letters of credit outstanding under the facility. At December 31, 2009, there were no borrowings and $68 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $1,781.9 million of income retained in the business and additional paid-in capital was free from such limitations at March 31, 2010. At March 31, 2010, the Company had borrowing capacity under this facility of $438.4 million, after reductions for letters of credit outstanding under the facility.
At March 31, 2010, the Company had letters of credit and bank guarantees of $105.3 million, inclusive of $61.6 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.
At March 31, 2010, the Company also maintained $75 million of uncommitted U.S. money market facilities and $155.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At March 31, 2010 and December 31, 2009, there were $4.3 million and $3.1 million, respectively, in borrowings and $12.5 million and $0.3 million, respectively, in letters of credit and bank guarantees outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
Lease Commitments
The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $171.6 million at March 31, 2010.
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
Note 11. Pensions and Postretirement Benefits Other Than Pensions
Pensions
The following table sets forth the components of net periodic benefit cost and the weighted-average assumptions used to determine the net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company is included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
			(Dollars in millions)
Service cost	$11.7	$9.5	$4.1	$4.3	$1.2	$0.9
Interest cost	42.2	42.9	9.8	8.3	1.8	1.4
Expected return on plan assets	(45.9)	(41.8)	(13.2)	(9.7)	(1.7)	(1.1)
Amortization of prior service cost	1.8	1.8	(0.1)	(0.1)	—	—
Amortization of actuarial loss	30.2	28.3	0.6	1.3	0.4	0.3

Gross periodic benefit cost	40.0	40.7	1.2	4.1	1.7	1.5
Settlement (gain) loss	—	—	—	—	—	(0.4)

Net periodic benefit cost	$40.0	$40.7	$1.2	$4.1	$1.7	$1.1

The following table provides the assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	2010	2009	2010	2009	2010	2009
Discount rate	5.90%	6.47%	5.88%	5.88%	5.75%	6.17%
Expected long-term rate of return on assets	8.75%	8.75%	8.50%	8.50%	8.32%	8.12%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.38%	3.31%
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost other than pensions. Other postretirement benefits related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Service cost	$0.4	$0.4
Interest cost	4.3	5.3
Amortization of prior service cost	—	—
Amortization of actuarial (gain) loss	—	—

Net periodic benefit cost	$4.7	$5.7

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three Months Ended March 31,
	2010	2009
Discount rate	5.55%	6.38%
Healthcare trend rate	7.3% in 2010 to 5% in 2015	7.8% in 2009 to 5% in 2015
Note 12. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Net income attributable to Goodrich	$111.2	$169.8
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(53.3)	(49.3)
Pension/OPEB liability adjustments during the period, net of tax for the three months ended March 31, 2010 and 2009 of ($13.1) and ($30.9), respectively	21.7	51.3
Gain (loss) on cash flow hedges, net of tax for the three months ended March 31, 2010 and 2009 of $18 and $6.5, respectively	(30.6)	(20.1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—

Total comprehensive income (loss)	$49.0	$151.7

Accumulated other comprehensive income (loss) consisted of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains	$117.5	$170.8
Pension/OPEB liability adjustments, net of deferred taxes of $511.1 and $524.2, respectively	(846.6)	(868.3)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of $7.4 and ($10.6), respectively	(6.3)	24.3

Total	$(735.4)	$(673.2)

During 2009, $1.9 million of deferred tax liabilities were established for earnings that are expected to be repatriated to the U.S. No other income taxes are provided on foreign currency translation gains (losses) for comprehensive income (loss) and accumulated other comprehensive income (loss) as foreign earnings are considered permanently invested.

Note 13. Noncontrolling Interests
The changes in the Company’s noncontrolling interests were as follows:

	Three months ended
	March 31,
	2010	2009
	(Dollars in millions)
Balance at January 1	$46.6	$60.9
Distributions to noncontrolling interests	(0.6)	(6.5)
Comprehensive income:
Net income attributable to noncontrolling interests	2.6	4.0
Other comprehensive income, net of tax	—	—

Comprehensive income	2.6	4.0

Balance at March 31	$48.6	$58.4

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2010 was 37.9%. A significant item impacting the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% was a charge of approximately $10 million in the first quarter due to the recently-passed health care reform legislation, which increased the effective tax rate by approximately 6 percentage points. Other items that impacted the effective tax rate included foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 4 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 1 percentage point and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 2 percentage points.
The Company’s effective tax rate during the three months ended March 31, 2010 was not reduced for the benefit of the U.S. Research and Development Credit (R&D Credit) because the federal statute authorizing the R&D Credit had not been extended beyond December 31, 2009. The Company estimates that the effective tax rate at March 31, 2010 would have been approximately 1 percentage point lower had the Company been able to consider the tax benefits associated with the R&D Credit.
The Company’s effective tax rate for the three months ended March 31, 2009 was 26.3%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included a benefit from an adjustment to state tax reserves which reduced the effective tax rate by approximately 6 percentage points, foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 4 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 2 percentage points.

At March 31, 2010, the Company had a $300.1 million liability recorded for unrecognized tax benefits, which included interest and penalties of $149.4 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $225.5 million. At December 31, 2009, the Company had a $286.6 million liability recorded for unrecognized tax benefits, which included interest and penalties of $148.6 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $210.3 million. The Company reported interest and penalties related to unrecognized tax benefits in income tax expense.
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
The Company’s condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $66.8 million and $66.1 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, $14.2 million and $11.3 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At March 31, 2010 and December 31, 2009, $26.3 million and $25.3 million, respectively, was associated with ongoing operations and $40.5 million and $40.8 million, respectively, was associated with previously owned businesses.
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
At March 31, 2010 and December 31, 2009, the deferred settlement credit was $47.5 million and $45 million, respectively, for which $5.9 million and $6.1 million, respectively, was reported in accrued expenses and $41.6 million and $38.9 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
Liabilities of Divested Businesses
In connection with the divestitures of the Company’s tire, vinyl, engineered industrial products and other businesses, the Company has received contractual rights of indemnification from third parties for environmental, asbestos and other claims arising out of the divested businesses. Failure of these third parties to honor their indemnification obligations could have a material adverse effect on the Company’s results of operations and cash flows.
Aerostructures Long-term Contracts
The Company’s aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Boeing 787, Airbus A350 XWB and the Pratt and Whitney PurePower™ PW 1000G engine contracts. These contracts are accounted for in accordance with long-term construction contract accounting.
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

Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to various factors, including the following:
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
Boeing 787 Contract
During 2004, the Company’s aerostructures business entered into a long-term supply contract with Boeing on the 787 program. The Company’s latest outlook projects approximately $5 billion of original equipment sales for this contract. At March 31, 2010, the Company had $670.4 million recorded as in-process inventory related to this contract. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.

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
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of March 31, 2010, the Company has $26.9 million of pre-production costs reported as in-process inventory related to this program.
Funding for the JSTARS program for the 2010 budget cycle was approved. Future funding remains uncertain. While the Company believes that program funding will continue and is included in the preliminary fiscal 2011 budget submitted, there can be no assurances of such funding. If the program were to be cancelled, the Company would need to write-off its pre-production costs.
U.S. Health Care Reform Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010 (the Act) was enacted. The primary focus of the Act is to significantly reform health care in the U.S. The most immediate financial impact on the Company is the elimination of a portion of the tax deduction available to companies that provide prescription drug coverage to retirees as discussed in Note 14, “Income Taxes”. The Company is currently evaluating other prospective effects of the Act.
Tax
The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. See Note 14 “Income Taxes”, for additional detail.

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
Tax Years 2000 to 2004
During 2007, the IRS and the Company reached agreement on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. The Company submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. The Company and the IRS were unable to reach agreement on the remaining issues. In December 2009, the Company filed a petition to the U.S. Tax Court and in March 2010 the Company also filed a complaint in District Court. The Company believes the amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $29 million at March 31, 2010. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14.5 million at March 31, 2010. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $29 million of interest or $14.5 million of penalty interest. In April 2009, the Superior Court of California issued a ruling granting the Company’s motion for summary judgment. In August 2009 the State of California appealed the ruling. Once the State’s appeals have been exhausted and if the Superior Court’s decision is not overturned, the Company will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.
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
Note 16. Guarantees
The Company extends financial and product performance guarantees to third parties. At March 31, 2010, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation and other indemnifications (Note 15, “Contingencies”)	No Limit	$20.0
Guarantees of residual value on leases	$27.3	$5.8
Guarantees of JV debt and other financial instruments	$33.4	$—
The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.
The Company is guarantor on a revolving credit agreement totaling £30 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line and is indemnified by Rolls-Royce for 50% of the amount.
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

The changes in the carrying amount of service and product warranties for the three months ended March 31, 2010, in millions, are as follows:

Balance at December 31, 2009	$147.6
Net provisions for warranties issued during the period	11.3
Net provisions (return to earnings) for warranties existing at the beginning of the year	(2.3)
Payments	(14.0)
Foreign currency translation	(2.5)

Balance at March 31, 2010	$140.1

The current and long-term portions of service and product warranties were as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in millions)
Accrued expenses	$83.2	$88.2
Other non-current liabilities	56.9	59.4

Total	$140.1	$147.6

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
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The notional value of the forward contracts at March 31, 2010 and December 31, 2009 was $1,912.9 million and $1,827.4 million, respectively. As of March 31, 2010 and December 31, 2009, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	March 31,	December 31,
	2010	2009
	(Dollars in millions)
Prepaid expenses and other assets	$15.6	$24.5
Other assets	43.3	69.3
Accrued expenses	30.1	22.6
Other non-current liabilities	24.2	17.0

The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Three months ended
	March 31,
	2010	2009
	(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax of $18 and $6.5, respectively	$(30.6)	$(20.1)
Amount of gain/(loss) reclassified from AOCI into sales	$(4.2)	$(24.3)
The total fair value of the Company’s forward contracts of a $4.6 million asset (before deferred taxes of $2.7 million) at March 31, 2010, combined with $16.6 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of March 31, 2010, the portion of the net $4.6 million asset that would be reclassified into earnings as an increase in sales to offset the effect of the hedged item in the next 12 months is a loss of $14.5 million. These forward contracts mature on a monthly basis with maturity dates that range from April 2010 to December 2014. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three months ended March 31, 2010 and 2009.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes is adjusted to reflect the fair values of the interest rate swaps. At March 31, 2010 and December 31, 2009, the Company had no outstanding interest rate swaps. For the three months ended March 31, 2010 and 2009, before tax gains of $0.8 million and $1.3 million (after tax gain of $0.5 million and $0.8 million), respectively, were recorded as a reduction to interest expense. These amounts represent previously terminated swaps which are amortized over the life of the underlying debt.
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
During the three months ended March 31, 2010, the Company recorded a transaction gain on its monetary assets of $11.6 million, which was offset by losses on the other forward contracts described above of $12.5 million. During the three months ended March 31, 2009, the Company recorded a transaction gain on its monetary assets of approximately $15 million, which was partially offset by losses on the other forward contracts described above of approximately $9 million.

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
The key growth drivers in this market channel include the number of orders for their airplanes, which will be delivered to the manufacturers’ customers over a period of several years, OE manufacturer production and delivery rates for in-service airplanes such as the Airbus A320 and Boeing 737NG, and introductions of new airplane models such as the Boeing 787 and 747-8, and the Airbus A350 XWB, and engine types such as the Pratt and Whitney PurePower™ PW1000G. We continue to expect 787 deliveries to airlines to commence during the fourth quarter of 2010.

We have significant sales content on most of the airplanes manufactured in this market channel. Over the last few years, we have benefited from the historically high production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. Delivery of new commercial, regional, business, and general aviation aircraft are expected to be about the same in 2010 as they were in 2009. Boeing and Airbus have announced production rate increases for 2011 and beyond. However, production rates are always subject to change, and may be impacted by economic conditions which may influence customers’ willingness and/or ability to purchase new aircraft.
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
Capacity in the global airline system, as measured by ASMs, is expected to grow slightly in 2010 as compared to 2009 due in large part to the expected global economic recovery. ASM expectations could be adversely affected if airlines choose to fly their in-service airplanes less frequently, or temporarily ground airplanes due to decreased demand, high fuel prices and other factors including weaker than expected global economic recovery.
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

The market for our defense and space products is global, and is not dependent on any single program, platform or customer. We anticipate fewer new fighter and transport aircraft platform starts over the next several years. We also anticipate that the introduction of the F-35 Lightning II and new helicopter platforms, along with upgrades on existing defense and space platforms, will provide long-term growth opportunities in this market channel. Additionally, we are participating in, and developing new products for, the expanding intelligence, surveillance and reconnaissance sector, which should further strengthen our position in this market channel.
Long-term Sustainable Growth
We believe that we are well positioned to grow our sales, organically and through acquisitions, over the long-term due to:
•	Awards for key products on important new and expected programs, including the Airbus A350 XWB, the Boeing 787 and 747-8, the Pratt & Whitney PurePower™ PW1000G engine and the Lockheed Martin F-35 Lightning II;

•	The large installed base of commercial airplanes and our strong positions on newer, more fuel-efficient airplanes, which should fuel sustained long-term aftermarket strength;

•	Balance in the large commercial airplane market, with strong sales to both Airbus and Boeing;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product and service sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems, intelligence, surveillance and reconnaissance products and precision guidance systems for munitions.

First Quarter 2010 Sales Content by Market Channel
During the first quarter 2010, approximately 96% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	18%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	6%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	34%

Large Commercial Airplane Aftermarket	25%
Regional, Business and General Aviation Airplane Aftermarket	6%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	31%

Total Defense and Space	31%

Other	4%

Total	100%

Results of Operations — First Quarter 2010 as Compared to First Quarter 2009

			Favorable\
			(Unfavorable)
	First Quarter		$	%
	2010	2009	Change	Change
	(Dollars in millions, except diluted EPS)
Sales	$1,695.2	$1,695.9	$(0.7)	—

Segment operating income (1)	$259.0	$291.9	$(32.9)	(11.3)
Corporate general and administrative costs	(38.0)	(24.1)	(13.9)	(57.7)

Total operating income	221.0	267.8	(46.8)	(17.5)
Net interest expense	(33.4)	(28.2)	(5.2)	(18.4)
Other income (expense) — net	(6.4)	(4.4)	(2.0)	(45.5)

Income from continuing operations before income taxes	181.2	235.2	(54.0)	(23.0)
Income tax expense	(68.6)	(61.9)	(6.7)	(10.8)

Income from continuing operations	112.6	173.3	(60.7)	(35.0)
Income from discontinued operations	1.2	0.5	0.7	140.0

Consolidated net income	113.8	173.8	(60.0)	(34.5)
Net income attributable to noncontrolling interests	(2.6)	(4.0)	1.4	35.0

Net income attributable to Goodrich	$111.2	$169.8	$(58.6)	(34.5)

Effective tax rate	37.9%	26.3%

Diluted EPS:
Continuing operations	$0.86	$1.35	$(0.49)	(36.3)

Net income attributable to Goodrich	$0.87	$1.35	$(0.48)	(35.6)

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) implementation costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

Sales
The sales decrease in the first quarter 2010 as compared to the first quarter 2009 was driven by changes in each of our major market channels as follows:
•	Regional, business and general aviation airplane original equipment sales decreased by approximately 31%; and

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately 10%; partially offset by

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately 13%; and

•	Large commercial airplane original equipment sales increased by approximately 12%.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to unfavorable foreign exchange, higher incentive and share-based compensation expenses and higher lease-related costs.
Other income (expense) — net
Other income (expense) — net increased for the first quarter 2010 as compared to the first quarter 2009, primarily as a result of lower income of approximately $2 million from equity in affiliated companies.
Income from continuing operations
In addition to the items described above, income from continuing operations during the first quarter 2010 as compared to the first quarter 2009 also was affected by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Higher effective tax rate	$—	$(20.9)	$(0.17)

Changes in estimates on long-term contracts	$11.5	$7.2	$0.06

Higher effective tax rate
For the first quarter of 2010 we reported an effective tax rate of 37.9% as compared to 26.3% in the first quarter of 2009. The increase in the effective tax rate was primarily due to a charge of approximately $10 million in the first quarter of 2010 to adjust deferred income taxes due to the recently passed U.S. health care reform legislation, which increased our effective tax rate by approximately 6 percentage points.
Our effective tax rate during the three months ended March 31, 2010 was not reduced for the benefit of the U.S. Research and Development Credit (R&D Credit) because the federal statute authorizing the R&D Credit had not been extended beyond December 31, 2009. We estimate that the effective tax rate at March 31, 2010 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
The effective tax rate of 26.3% in the first quarter of 2009 was primarily due to a favorable adjustment to state tax reserves.
Changes in estimates on long-term contracts
During the first quarters of 2010 and 2009, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes business units. These changes in estimates resulted in higher income of approximately $12 million in the first quarter of 2010 compared to the first quarter of 2009. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and to some extent, sales pricing improvements on follow-on contracts.
2010 OUTLOOK
We expect the following approximate results for the year ending December 31, 2010:

	2010 Outlook	2009 Actual
Sales	$7.1 billion	$6.7 billion
Diluted EPS — Income From Continuing Operations Attributable to Goodrich	$4.15 to $4.40 per share	$4.43 per share
Diluted EPS — Net Income	$4.15 to $4.40 per share	$4.70 per share
Capital Expenditures	$250 million to $275 million	$169 million
Operating Cash Flow minus Capital Expenditures	Exceed 85% of net income attributable to Goodrich	87% of net income from continuing operations attributable to Goodrich
Our 2010 outlook includes a full year 2010 effective tax rate of approximately 31%, which has been increased from the prior range of 29% to 30% due to the inclusion of the tax expense related to the U.S. health care reform legislation. The 2010 effective tax rate includes a full-year benefit of approximately 1.5% related to an assumed extension of the R&D Credit.

Sales
Our current market assumptions, for each of our major market channels, for the full year 2010 outlook, compared to the full year 2009, include the following:
•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase by about 15%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase by about 4% to 7%; and

•	Large commercial airplane original equipment sales are expected to increase by approximately 5%; partially offset by

•	Regional, business and general aviation airplane original equipment sales are expected to decrease by more than 10%.
Cash Flow
We expect net cash provided by operating activities, minus capital expenditures, to exceed 85 percent of net income. This outlook reflects ongoing investments to support the current schedule for new airplane programs, such as the Boeing 787 and Airbus A350 XWB airplane programs, and low-cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long term. We expect capital expenditures for 2010 to be in a range of $250 million to $275 million and worldwide pension plan contributions are expected to be $100 million to $150 million.
The current sales, net income and net cash provided by operating activities outlooks for 2010 do not include the impact of potential acquisitions or divestitures.
BUSINESS SEGMENT PERFORMANCE
Our three business segments are as follows:
•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, and engine components, including fuel delivery systems and rotating assemblies.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers, cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a broad array of systems and components that provide flight performance measurements, flight management information, engine controls, fuel controls, electrical power systems, safety data, and reconnaissance and surveillance systems and precision guidance systems.

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
First Quarter 2010 Compared with First Quarter 2009

	First Quarter		Favorable/	%	% of Sales
	2010	2009	(Unfavorable)	Change	2010	2009
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$613.1	$612.7	$0.4	—
Nacelles and Interior Systems	555.8	632.2	(76.4)	(12.1)
Electronic Systems	526.3	451.0	75.3	16.7

	$1,695.2	$1,695.9	$(0.7)	—

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$69.4	$76.1	$(6.7)	(8.8)	11.3	12.4
Nacelles and Interior Systems	118.8	148.7	(29.9)	(20.1)	21.4	23.5
Electronic Systems	70.8	67.1	3.7	5.5	13.5	14.9

	$259.0	$291.9	$(32.9)	(11.3)	15.3	17.2

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the first quarter 2010 increased from the first quarter 2009 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $37 million, primarily in our landing gear business; and

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $4 million, primarily in our aircraft wheels and brakes and actuation systems businesses; partially offset by

•	Lower regional, business and general aviation airplane OE sales across all businesses of approximately $22 million;

•	Lower other non-aerospace sales of approximately $10 million, primarily in our engine components business; and

•	Lower defense and space OE and aftermarket sales primarily in our landing gear and aircraft wheels and brakes businesses of approximately $8 million.

Actuation and Landing Systems segment operating income for the first quarter 2010 decreased from the first quarter 2009 primarily as a result of the following:
•	Unfavorable product mix and sales volume across most businesses resulting in lower income of approximately $12 million; partially offset by

•	Favorable pricing partially offset by higher operating costs across most businesses, which resulted in higher income of approximately $2 million; and

•	Higher income of approximately $2 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2010 due to favorable cost and operational performance.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the first quarter 2010 decreased from the first quarter 2009 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $66 million, primarily in our aerostructures business;

•	Lower regional, business, and general aviation airplane OE sales of approximately $15 million, across all businesses; and

•	Lower defense and space OE and aftermarket sales of approximately $6 million, primarily in our interiors business; partially offset by

•	Higher large commercial airplane OE sales of approximately $11 million, across all businesses.
Nacelles and Interior Systems segment operating income for the first quarter 2010 decreased from the first quarter 2009 primarily due to the following:
•	Unfavorable product mix and sales volume, primarily in our aerostructures business, which resulted in lower income of approximately $59 million; partially offset by

•	Favorable pricing and reduced operating costs across all businesses, which resulted in higher income of approximately $18 million; and

•	Higher income of approximately $12 million related to changes in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2010.

Electronic Systems: Electronic Systems segment sales for the first quarter 2010 increased from the first quarter 2009 primarily due to the following:
•	Higher defense and space OE and aftermarket sales of approximately $73 million, across most businesses, including sales of approximately $40 million associated with the acquisitions of Cloud Cap Technology, Inc. (Cloud Cap) and Atlantic Inertial Systems, Inc. (AIS) which occurred subsequent to the first quarter 2009; and

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales primarily in our sensors and integrated business of approximately $2 million; partially offset by

•	Lower regional, business and general aviation airplane OE sales of approximately $5 million, primarily in our sensors and integrated systems business.
Electronic Systems segment operating income for the first quarter 2010 increased from the first quarter 2009 primarily due to the following:
•	Higher sales volume partially offset by unfavorable product mix across most businesses, which resulted in higher income of approximately $6 million; partially offset by

•	Higher operating costs, including incremental costs associated with our recent acquisitions, partially offset by favorable pricing, which resulted in lower income of approximately $2 million. The incremental costs associated with our recent acquisitions included the effect of the write-up of inventory of approximately $3 million from purchase accounting that will not recur.
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
The following events have affected our liquidity and capital resources during 2010:
•	We paid quarterly dividends of $0.27 per share on January 4 and April 1; and
•	We repurchased 0.5 million shares for approximately $31.6 million under our share repurchase program.
Cash
At March 31, 2010, we had cash and cash equivalents of $778.4 million, as compared to $811 million at December 31, 2009.

Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $438.4 million was available at March 31, 2010; and
•	$75 million of uncommitted domestic money market facilities and $155.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing and documentary credit requirements, of which $213.7 million was available at March 31, 2010.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $171.6 million at March 31, 2010.
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
Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At March 31, 2010, our contracts had a notional amount of $1,912.9 million, fair value of a $4.6 million net asset and maturity dates ranging from April 2010 to December 2014. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a loss of $14.5 million. During the first quarter 2010 and 2009 we realized a net loss of $4.2 million and $24.3 million, respectively, related to contracts that settled.
•	Foreign Currency Contracts not Designated as Hedges: At March 31, 2010, our contracts had a notional amount of $49.5 million and a fair value net liability of $1.8 million. During the first quarter of 2010 and 2009, we realized a net loss of $12.5 million and $9 million, respectively, for contracts entered into and settled during those periods.

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
Contractual Obligations and Other Commercial Commitments
As of March 31, 2010, purchase obligations were approximately $680 million, compared to approximately $934 million at December 31, 2009. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2009. The table excludes our liability for unrecognized tax benefits, which was $300.1 million at March 31, 2010, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the three months ended March 31, 2010 and 2009:

	2010	2009	Change
	(Dollars in millions)
Operating activities of continuing operations	$29.5	$66.6	$(37.1)
Investing activities of continuing operations	$(21.3)	$(33.9)	$12.6
Financing activities of continuing operations	$(33.2)	$263.7	$(296.9)
Discontinued operations	$(0.2)	$0.5	$(0.7)
Operating Activities of Continuing Operations
The decrease in net cash provided by operating activities for the three months ended March 31, 2010 from the three months ended March 31, 2009 primarily consisted of lower before tax income and increased pension contributions, partially offset by favorable working capital management and higher depreciation. Pension and postretirement benefit contributions and benefit payments were $112.7 million and $17.7 million for the three months ended March 31, 2010 and 2009, respectively.
Investing Activities of Continuing Operations
Net cash used by investing activities for the three months ended March 31, 2010 and 2009 included capital expenditures of $20.9 million and $34.2 million, respectively.
Financing Activities of Continuing Operations
The decrease in net cash provided by (used in) financing activities for the three months ended March 31, 2010 from the three months ended March 31, 2009 consisted primarily of lower net proceeds from the issuance of senior notes in 2009.

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

Our condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $66.8 million and $66.1 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, $14.2 million and $11.3 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At March 31, 2010 and December 31, 2009, $26.3 million and $25.3 million, respectively, was associated with ongoing operations and $40.5 million and $40.8 million, respectively, was associated with previously owned businesses.
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

At March 31, 2010 and December 31, 2009, the deferred settlement credit was $47.5 million and $45 million, respectively, for which $5.9 million and $6.1 million, respectively, was reported in accrued expenses and $41.6 million and $38.9 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
Liabilities of Divested Businesses
In connection with the divestitures of our tire, vinyl, engineered industrial products and other businesses, we have received contractual rights of indemnification from third parties for environmental, asbestos and other claims arising out of the divested businesses. Failure of these third parties to honor their indemnification obligations could have a material adverse effect on our results of operations and cash flows.
Guarantees
At March 31, 2010, we had letters of credit and bank guarantees of $105.3 million and residual value guarantees of lease obligations of $27.3 million. See Note 10, “Financing Arrangements” to our condensed consolidated financial statements. At March 31, 2009, we were a guarantor on a revolving credit agreement totaling £30 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line and we are indemnified by Rolls-Royce for 50%.
Aerostructures Long-term Contracts
Our aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Boeing 787, Airbus A350 XWB and the Pratt and Whitney PurePower™ PW1000G engine contracts. These contracts are accounted for in accordance with long-term construction contract accounting.
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

Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to various factors, including the following:
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
Boeing 787 Contract
During 2004, our aerostructures business entered into a long-term supply contract with Boeing on the 787 program. Our latest outlook projects approximately $5 billion of original equipment sales for this contract. At March 31, 2010, we had $670.4 million recorded as in-process inventory related to this contract. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.

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
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. We were selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of March 31, 2010, we have $26.9 million of pre-production costs reported as in-process inventory related to this program.
Funding for the JSTARS program for the 2010 budget cycle was approved. Future funding remains uncertain. While we believe that program funding will continue and is included in the preliminary fiscal 2011 budget submitted, there can be no assurances of such funding. If the program were to be cancelled, we would need to write-off our pre-production costs.
U.S. Health Care Reform Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010 (the Act) was enacted. The primary focus of the Act is to significantly reform health care in the U.S. The most immediate financial impact on us is the elimination of a portion of the tax deduction available to companies that provide prescription drug coverage to retirees as discussed in Note 14, “Income Taxes”. We are currently evaluating other prospective effects of the Act.
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

Tax Years 2000 to 2004
During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. We were unable to reach agreement with the IRS on the remaining issues. In December 2009, we filed a petition to the U.S. Tax Court and in March 2010 we also filed a complaint in District Court. If the IRS were to prevail, we believe the amount of the estimated tax liability is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $29 million at March 31, 2010. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $14.5 million at March 31, 2010. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $29 million of interest or $14.5 million of penalty interest. In April 2009, the Superior Court of California issued a ruling granting our motion for summary judgment. In August 2009 the State of California appealed the ruling. Once the State’s appeals have been exhausted and if the Superior Court’s decision is not overturned, we will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.

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
Contract Accounting-Percentage of Completion
We have sales under long-term contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. We use the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability are known. Amounts representing contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable.
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
Goodwill and Identifiable Intangible Assets
Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets, may not be recoverable and our estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The determination of undiscounted cash flow is based on our segments’ plans. The revenue growth is based upon aircraft build projections from aircraft manufacturers and widely available external publications. The profit margin assumption is based upon the current cost structure and anticipated cost reductions. Changes to these assumptions could result in the recognition of impairment.
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
Other Assets
As with any investment, there are risks inherent in recovering the value of participation payments, sales incentives, flight certification costs and the entry fee. Such risks are consistent with the risks associated with acquiring a revenue-producing asset in which market conditions may change or the risks that arise when a manufacturer of a product on which a royalty is based has business difficulties and cannot produce the product. Such risks include but are not limited to the following:
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At March 31, 2010 and December 31, 2009, the carrying amount of participation payments was $116.3 million and $117.4 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the three months ended March 31, 2010 or 2009.

Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2010 and December 31, 2009, the carrying amount of sales incentives was $60.7 million and $60.4 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the three months ended March 31, 2010 or 2009.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2010 and December 31, 2009, the carrying amount of sales flight certification costs was $43.9 million and $45 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in the three months ended March 31, 2010 or 2009.
Entry Fee
Our aerostructures business in our Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payment is referred to as an entry fee and entitles us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. The entry fee is capitalized in other assets and is amortized over units of delivery as a reduction to sales. At March 31, 2010 and December 31, 2009, the carrying amount of the entry fee was $24.4 million and $24.5 million, respectively. The carrying amount of the entry fee is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of the entry fee is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of the entry fee. If the carrying value of the entry fee exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fee to its recoverable amount. No such impairment charge was recorded in the three months ended March 31, 2010 or 2009.

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
Share-Based Compensation
We utilize the fair value method of accounting to account for share-based compensation awards. See Note 5, “Share-Based Compensation”.
Assumptions
Stock Options
We use the Black-Scholes-Merton formula to estimate the expected value that our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted-average assumptions included:

	2010	2009
Risk-free interest rate %	2.9	1.8
Expected dividend yield %	1.6	2.6
Historical volatility factor %	35.0	33.3
Weighted-average expected life of the options (years)	5.7	5.6
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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first three months of 2010 and 2009 was $65.31 and $38.37 per unit, respectively.

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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 Dreamliner, the Airbus A380 and A350 XWB aircraft programs, and major military programs;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	the extent to which we are successful in integrating and achieving expected operating synergies for AIS and other potential acquisitions;

•	successful development of products and advanced technologies;

•	the health of the commercial aerospace industry, including the impact of bankruptcies and/or consolidations in the airline industry;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which changes in regulations and/or assumptions result in changes to expenses relating to employee and retiree medical and pension benefits;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental, asbestos and other claims arising out of the divestiture of our tire, vinyl, engineered industrial products and other businesses;

•	the effect of changes in accounting policies or legislation, including tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. See Note 17, “Derivatives and Hedging Activities” in our condensed consolidated financial statements for a description of current developments involving our hedging activities.
At March 31, 2010, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $0.2 million. At March 31, 2010, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $190.9 million. The fair value of these foreign currency forward contracts was an asset of $4.6 million at March 31, 2010. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by the Quarterly Report (the Evaluation Date). Based upon that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date to provide reasonable assurance regarding management’s disclosure control objectives.
Changes in Internal Control
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses”, “Boeing 787 Contract” and “Tax” in Note 15, “Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report of Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended March 31, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
January 2010	166,907	$65.42	—
February 2010	502,165	63.26	500,000
March 2010	1,664	69.79	—

Total	670,736	63.81	500,000	$199 million

(1)	The category includes 170,736 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted stock unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on April 22, 2010, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended March 31, 2010 and March 31, 2009, (ii) Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2010 and March 31, 2009, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 22, 2010

GOODRICH CORPORATION

By	/s/ SCOTT E. KUECHLE

Scott E. Kuechle
Executive Vice President and Chief Financial Officer

By	/s/ SCOTT A. COTTRILL

Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on April 22, 2010, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended March 31, 2010 and March 31, 2009, (ii) Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2010 and March 31, 2009, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Submitted electronically herewith.