Form 10-Q
period 2010-06-30
GOODRICH CORP
filed 2010-07-29
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2010, there were 125,282,498 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	59
PART II. OTHER INFORMATION	60
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 6. Exhibits	62
SIGNATURE	63
EXHIBIT INDEX	64
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of June 30, 2010, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Charlotte, North Carolina
July 29, 2010

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions, except per share amounts)
Sales	$1,717.5	$1,699.7	$3,412.7	$3,395.6
Operating costs and expenses:
Cost of sales	1,172.9	1,203.9	2,377.2	2,384.0
Selling and administrative costs	269.3	254.4	539.2	502.4

	1,442.2	1,458.3	2,916.4	2,886.4

Operating Income	275.3	241.4	496.3	509.2
Interest expense	(33.6)	(30.7)	(67.1)	(59.5)
Interest income	0.3	0.1	0.4	0.7
Other income (expense) — net	(4.4)	(6.4)	(10.8)	(10.8)

Income from continuing operations before income taxes	237.6	204.4	418.8	439.6
Income tax expense	(76.3)	(54.8)	(144.9)	(116.7)

Income From Continuing Operations	161.3	149.6	273.9	322.9
Income from discontinued operations — net of income taxes	0.1	31.2	1.3	31.7

Consolidated Net Income	161.4	180.8	275.2	354.6
Net income attributable to noncontrolling interests	(2.4)	(3.7)	(5.0)	(7.7)

Net Income Attributable to Goodrich	$159.0	$177.1	$270.2	$346.9

Amounts attributable to Goodrich:
Income from continuing operations	$158.9	$145.9	$268.9	$315.2
Income from discontinued operations — net of income taxes	0.1	31.2	1.3	31.7

Net Income Attributable to Goodrich	$159.0	$177.1	$270.2	$346.9

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$1.25	$1.16	$2.12	$2.51
Discontinued operations	—	0.25	0.01	0.25

Net Income Attributable to Goodrich	$1.25	$1.41	$2.13	$2.76

Diluted Earnings Per Share
Continuing operations	$1.24	$1.15	$2.10	$2.49
Discontinued operations	—	0.25	0.01	0.25

Net Income Attributable to Goodrich	$1.24	$1.40	$2.11	$2.74

Dividends Declared Per Common Share	$0.27	$0.25	$0.54	$0.50

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2010	2009
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$866.4	$811.0
Accounts and notes receivable, less allowances for doubtful receivables ($17.2 at June 30, 2010 and $18 at December 31, 2009)	1,132.6	1,073.2
Inventories — net	2,386.3	2,290.4
Deferred income taxes	173.3	165.2
Prepaid expenses and other assets	37.1	59.6
Income taxes receivable	—	15.0

Total Current Assets	4,595.7	4,414.4

Property, plant and equipment — net	1,401.5	1,451.2
Prepaid pension	0.9	0.8
Goodwill	1,584.8	1,587.0
Identifiable intangible assets — net	617.1	633.2
Deferred income taxes	16.1	16.7
Other assets	575.4	638.1

Total Assets	$8,791.5	$8,741.4

Current Liabilities
Short-term debt	$20.7	$3.1
Accounts payable	562.8	547.8
Accrued expenses	1,072.8	1,037.4
Income taxes payable	36.5	0.5
Deferred income taxes	23.9	23.8
Current maturities of long-term debt and capital lease obligations	1.3	0.5

Total Current Liabilities	1,718.0	1,613.1

Long-term debt and capital lease obligations	2,007.9	2,008.1
Pension obligations	802.2	908.7
Postretirement benefits other than pensions	293.1	301.1
Long-term income taxes payable	171.1	171.1
Deferred income taxes	261.2	257.2
Other non-current liabilities	526.3	514.5
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 147,233,266 shares at June 30, 2010 and 145,241,995 shares at December 31, 2009 (excluding 14,000,000 shares held by a wholly owned subsidiary)	736.2	726.2
Additional paid-in capital	1,679.7	1,597.0
Income retained in the business	2,289.8	2,088.0
Accumulated other comprehensive income (loss)	(844.7)	(673.2)
Common stock held in treasury, at cost (21,950,768 shares at June 30, 2010 and 20,854,137 shares at December 31, 2009)	(889.6)	(817.0)

Total Shareholders’ Equity	2,971.4	2,921.0
Noncontrolling interests	40.3	46.6

Total Equity	3,011.7	2,967.6

Total Liabilities And Equity	$8,791.5	$8,741.4

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in millions)
Operating Activities
Consolidated net income	$275.2	$354.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from discontinued operations	(1.3)	(31.7)
Pension and postretirement benefits:
Expenses	90.1	98.2
Contributions and benefit payments	(129.8)	(177.3)
Depreciation and amortization	134.9	123.6
Excess tax benefits related to share-based payment arrangements	(12.9)	(0.9)
Share-based compensation expense	33.2	31.6
Deferred income taxes	7.8	3.8
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(90.1)	(67.7)
Inventories, net of pre-production and excess-over-average	0.4	(41.9)
Pre-production and excess-over-average inventories	(130.5)	(76.6)
Other current assets	2.4	1.6
Accounts payable	44.0	(35.2)
Accrued expenses	(12.0)	(104.0)
Income taxes payable/receivable	66.4	125.9
Other non-current assets and liabilities	(24.8)	(29.5)

Net Cash Provided By Operating Activities	253.0	174.5

Investing Activities
Purchases of property, plant and equipment	(51.6)	(73.2)
Proceeds from sale of property, plant and equipment	0.1	0.9
Payments made for acquisitions, net of cash acquired	(61.6)	(29.8)
Investments in and advances to equity investees	(1.0)	(1.0)

Net Cash Used In Investing Activities	(114.1)	(103.1)

Financing Activities
Increase (decrease) in short-term debt, net	17.8	2.7
Proceeds (repayments) of long-term debt and capital lease obligations	(0.1)	177.5
Proceeds from issuance of common stock	53.0	15.3
Purchases of treasury stock	(72.6)	(7.0)
Dividends paid	(68.3)	(62.5)
Excess tax benefits related to share-based payment arrangements	12.9	0.9
Distributions to noncontrolling interests	(11.3)	(7.3)

Net Cash Provided By (Used In) Financing Activities	(68.6)	119.6

Discontinued Operations
Net cash (used in) provided by operating activities	(0.4)	49.6
Net cash (used in) provided by investing activities	—	—
Net cash (used in) provided by financing activities	—	—

Net cash (used in) provided by discontinued operations	(0.4)	49.6
Effect of exchange rate changes on cash and cash equivalents	(14.5)	8.5

Net increase (decrease) in cash and cash equivalents	55.4	249.1
Cash and cash equivalents at beginning of period	811.0	370.3

Cash and cash equivalents at end of period	$866.4	$619.4

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2010. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Discontinued Operations. Net income from discontinued operations was $0.1 million and $1.3 million for the three and six months ended June 30, 2010, respectively. Income from discontinued operations was $31.2 million (net of income taxes of $18.6 million) and $31.7 million (net of income taxes of $18.9 million) for the three and six months ended June 30, 2009, respectively. The income in the three and the six month period of 2009 related primarily to the resolution of litigation for an environmental matter at a divested business that had been previously reported as a discontinued operation.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three and six months ended June 30, 2010 and 2009, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended June 30, 2010 and 2009 by $32.8 million and $9 million, respectively ($20.6 million and $5.6 million after tax or $0.16 and $0.04 per diluted share, respectively). The changes in estimates increased income from continuing operations before income taxes during the six months ended June 30, 2010 and 2009 by $48.8 million and $13.5 million, respectively ($30.6 million and $8.5 million after tax or $0.24 and $0.07 per diluted share, respectively). These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.
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
The Company’s business segments are as follows:
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
The Company measures each reporting segment’s profit based upon operating income. Accordingly, the Company does not allocate net interest expense, other income (expense) — net and income taxes to its reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that are not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for the Company’s condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$608.1	$637.2	$1,221.2	$1,249.9
Nacelles and Interior Systems	577.4	595.2	1,133.2	1,227.4
Electronic Systems	532.0	467.3	1,058.3	918.3

	$1,717.5	$1,699.7	$3,412.7	$3,395.6

Intersegment sales:
Actuation and Landing Systems	$8.0	$6.8	$14.8	$13.7
Nacelles and Interior Systems	2.9	2.3	4.8	4.0
Electronic Systems	6.0	9.2	12.7	15.9

	$16.9	$18.3	$32.3	$33.6

Operating income:
Actuation and Landing Systems	$60.5	$62.8	$129.9	$138.9
Nacelles and Interior Systems	151.4	135.2	270.2	283.9
Electronic Systems	95.1	73.9	165.9	141.0

	307.0	271.9	566.0	563.8
Corporate general and administrative expenses	(27.7)	(27.1)	(61.6)	(47.2)
ERP costs	(4.0)	(3.4)	(8.1)	(7.4)

Total operating income	$275.3	$241.4	$496.3	$509.2

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(2.6)	$(2.7)	$(5.3)	$(6.1)
Expenses related to previously owned businesses	(3.1)	(1.3)	(4.3)	(2.2)
Equity in affiliated companies	1.1	(2.3)	(0.8)	(2.0)
Other — net	0.2	(0.1)	(0.4)	(0.5)

Other income (expense) — net	$(4.4)	$(6.4)	$(10.8)	$(10.8)

Note 5. Share-Based Compensation
During the three and six months ended June 30, 2010 and 2009, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The compensation cost recorded for share-based compensation plans during the three months ended June 30, 2010 and 2009 was $15 million and $18.2 million, respectively. The decrease from 2009 to 2010 was primarily due to changes in the Company’s share price for the Performance Units and Outside Director Phantom Share plans, partially offset by a higher grant date fair value for the Restricted Stock Units and Stock Option plans. The compensation cost recorded for share-based compensation plans during the six months ended June 30, 2010 and 2009 was $33.2 million and $31.6 million, respectively. The increase from 2009 to 2010 was primarily due to a higher grant date fair value for the Restricted Stock Units and Stock Option plans, partially offset by changes in the Company’s share price for the Performance Units and Outside Director Phantom Share plans.
Note 6. Earnings Per Share
The computation of basic and diluted earnings per share for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per common share — income from continuing operations attributable to Goodrich	$158.9	$145.9	$268.9	$315.2
Percentage allocated to common shareholders (1)	98.6%	98.6%	98.6%	98.6%

Numerator for basic and diluted earnings per common share	$156.8	$143.9	$265.2	$310.8

Denominator
Denominator for basic earnings per common share — weighted-average shares	125.4	123.9	125.2	123.9
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.1	1.1	1.2	0.8

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	126.5	125.0	126.4	124.7

Per common share income from continuing operations
Basic	$1.25	$1.16	$2.12	$2.51

Diluted	$1.24	$1.15	$2.10	$2.49

(1) Basic weighted-average common shares outstanding	125.4	123.9	125.2	123.9
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	127.1	125.7	126.9	125.6

Percentage allocated to common shareholders	98.6%	98.6%	98.6%	98.6%
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

At June 30, 2010 and 2009, the Company had 4.2 million and 5.3 million, respectively, of outstanding stock options. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the six months ended June 30, 2010 and 2009, 0.7 million and 0.9 million anti-dilutive stock options, respectively, were excluded from the diluted EPS calculation.
During the six months ended June 30, 2010 and 2009, the Company issued approximately 2 million and 1 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
The Company’s share repurchase program was initially approved by the Board of Directors on October 24, 2006 and increased by the Board of Directors on February 19, 2008, for $600 million in total. During the six months ended June 30, 2010, the Company repurchased 0.9 million shares. During the six months ended June 30, 2009, there were no share repurchases. From inception of the program through June 30, 2010, the Company has repurchased 7.6 million shares for $430.5 million under its share repurchase program.
Note 7. Fair Value Measurements
The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:
Level 1 —quoted prices in active markets for identical assets and liabilities.
Level 2 —observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 —unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were, in millions, as follows:

	Fair Value				Fair Value
	June 30,				December 31,
	2010	Level 1	Level 2	Level 3	2009	Level 1	Level 2	Level 3
Cash Equivalents (1)	$768.4	$768.4	$—	$—	$470.1	$470.1	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	(83.2)	—	(83.2)	—	56.8	—	56.8	—
Other Forward Contracts	—	—	—	—	(2.5)	—	(2.5)	—
Rabbi Trust Assets (3)	46.3	46.3	—	—	45.0	45.0	—	—
Long-term debt (4)	(2,280.6)	—	(2,280.6)	—	(2,144.0)	—	(2,144.0)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 17, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,001.4 million and $2,001.9 million at June 30, 2010 and December 31, 2009, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
Note 8. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in millions)
Average or actual cost (which approximates current costs):
Finished products	$229.2	$225.6
In-process	1,632.9	1,485.6
Raw materials and supplies	638.5	667.6

	2,500.6	2,378.8
Less:
Reserve to reduce certain inventories to LIFO basis	(52.5)	(51.5)
Progress payments and advances	(61.8)	(36.9)

Total	$2,386.3	$2,290.4

In-process inventory included $954.7 million and $827.7 million at June 30, 2010 and December 31, 2009, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs with a guaranteed right of recovery. The June 30, 2010 balance of $954.7 million included $488.4 million related to the Boeing 787, $187.7 million related to the Airbus A350 XWB and $88.3 million related to the Pratt and Whitney PurePower™ PW 1000G engine contracts.

The Company uses the last-in, first-out (LIFO) method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business in the Actuation and Landing Systems segment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 9. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Business	Translation/	June 30,
	2009	Combinations	Other	2010
	(Dollars in millions)
Actuation and Landing Systems(1)	$302.6	$29.3	$(14.1)	$317.8
Nacelles and Interior Systems	441.2	—	(12.1)	429.1
Electronic Systems	843.2	—	(5.3)	837.9

	$1,587.0	$29.3	$(31.5)	$1,584.8

(1)	On June 9, 2010, the Company acquired Crompton Technology Group, Ltd. (CTG) for $51.7 million in cash, net of cash acquired. Based on the Company’s preliminary purchase price allocation, $28.6 million was identifiable intangible assets and $28.4 million was goodwill. The fair value of the intangible assets was based upon an independent valuation, and will be amortized over a weighted-average useful life of 15 years. The ultimate purchase price allocation will be based on information that provides a better estimate of the fair value of assets acquired and liabilities assumed.
On December 21, 2009, the Company acquired AIS Global Holdings LLC (AIS), reported in the Electronics Systems segment, for $362.4 million in cash, net of cash acquired. Based on the Company’s purchase price allocation, $228.6 million was identifiable intangible assets, $165 million was goodwill and $76.8 million was net deferred tax liabilities primarily related to the intangible assets. The AIS acquisition provides the Company another high growth platform in the defense market that builds on the Company’s existing capabilities. The amount of the purchase price that was assigned to goodwill primarily represents the synergy of combining AIS’ and the Company’s engineering capabilities as well as enhancing the Company’s manufacturing capabilities, enabling the Company to expand its access in the rapidly growing guided munitions market. The goodwill related to the AIS acquisition is not deductible for tax purposes.
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

At June 30, 2010, there were no borrowings and $64.1 million in letters of credit outstanding under the facility. At December 31, 2009, there were no borrowings and $68 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $1,771.6 million of income retained in the business and additional paid-in capital was free from such limitations at June 30, 2010. At June 30, 2010, the Company had borrowing capacity under this facility of $435.9 million, after reductions for letters of credit outstanding under the facility.
At June 30, 2010, the Company had letters of credit and bank guarantees of $116.7 million, inclusive of $64.1 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.
At June 30, 2010, the Company also maintained $75 million of uncommitted U.S. money market facilities and $146.9 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At June 30, 2010 and December 31, 2009, there were $18.5 million and $3.1 million, respectively, in borrowings and $20.5 million and $0.3 million, respectively, in letters of credit and bank guarantees outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
Lease Commitments
The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $175.1 million at June 30, 2010.
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

Note 11. Pensions and Postretirement Benefits Other Than Pensions
Pensions
The following table sets forth the components of net periodic benefit cost and the weighted-average assumptions used to determine the net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company is included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$11.4	$11.9	$3.6	$3.3	$1.2	$0.9
Interest cost	42.1	43.0	9.5	9.5	1.7	1.8
Expected return on plan assets	(47.9)	(45.3)	(12.7)	(10.6)	(1.8)	(1.4)
Amortization of prior service cost	1.7	1.9	(0.2)	(0.2)	0.1	0.4
Amortization of actuarial loss	28.2	24.3	0.7	2.2	0.4	0.3

Net periodic benefit cost	$35.5	$35.8	$0.9	$4.2	$1.6	$2.0

	U.S. Plans		U.K. Plans		Other Plans
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$23.1	$21.4	$7.7	$7.6	$2.4	$1.8
Interest cost	84.3	85.9	19.3	17.8	3.5	3.2
Expected return on plan assets	(93.8)	(87.1)	(25.9)	(20.3)	(3.5)	(2.5)
Amortization of prior service cost	3.5	3.7	(0.3)	(0.3)	0.1	0.4
Amortization of actuarial loss	58.4	52.6	1.3	3.5	0.8	0.6

Gross periodic benefit cost	75.5	76.5	2.1	8.3	3.3	3.5
Settlement (gain) loss	—	—	—	—	—	(0.4)

Net periodic benefit cost	$75.5	$76.5	$2.1	$8.3	$3.3	$3.1

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	Three and Six Months		Three and Six Months		Three and Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2010	2009	2010	2009	2010	2009
Discount rate	5.90%	6.47%	5.88%	5.88%	5.75%	6.17%
Expected long-term rate of return on assets	8.75%	8.75%	8.50%	8.50%	8.32%	8.12%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.38%	3.31%

Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost. Other postretirement benefits (OPEB) related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$0.2	$0.3	$0.6	$0.7
Interest cost	4.4	4.4	8.7	9.7
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of actuarial (gain) loss	—	—	—	—

Net periodic benefit cost	$4.5	$4.6	$9.2	$10.3

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three and Six Months Ended June 30,
	2010	2009
Discount rate	5.55%	6.38%
Healthcare trend rate	7.3% in 2010 to 5% in 2015	7.8% in 2009 to 5% in 2015
Note 12. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Net income attributable to Goodrich	$159.0	$177.1	$270.2	$346.9
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(74.7)	133.3	(128.0)	84.0
Pension/OPEB liability adjustments during the period, net of tax for the three and six months ended June 30, 2010 of ($12.7) and ($25.8), respectively; net of tax for the three and six months ended June 30, 2009 of ($8.4) and ($22.5), respectively	23.3	9.0	45.0	60.3
Gain (loss) on cash flow hedges, net of tax for the three and six months ended June 30, 2010 of $26.3 and $44.3, respectively; net of tax for the three and six months ended June 30, 2009 of ($61.0) and ($54.5), respectively	(57.9)	121.7	(88.5)	101.6

Total comprehensive income (loss)	$49.7	$441.1	$98.7	$592.8

Accumulated other comprehensive income (loss) consisted of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains	$42.8	$170.8
Pension/OPEB liability adjustments, net of deferred taxes of $498.4 and $524.2, respectively	(823.3)	(868.3)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of $33.7 and ($10.6), respectively	(64.2)	24.3

TOTAL	$(844.7)	$(673.2)

During 2009, $1.9 million of deferred tax liabilities were established for earnings that are expected to be repatriated to the U.S. No other income taxes are provided on foreign currency translation gains (losses) for comprehensive income (loss) and accumulated other comprehensive income (loss) as foreign earnings are considered permanently invested.
Note 13. Noncontrolling Interests
The changes in the Company’s noncontrolling interests were as follows:

	Six months ended
	June 30,
	2010	2009
	(Dollars in millions)
Balance at January 1	$46.6	$60.9
Distributions to noncontrolling interests	(11.3)	(7.3)
Comprehensive income:
Net income attributable to noncontrolling interests	5.0	7.7
Other comprehensive income, net of tax	—	—

Comprehensive income	5.0	7.7

Balance at June 30	$40.3	$61.3

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2010 was 32.1%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 6 percentage points, foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 2 percentage points and adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 1 percentage point.
The Company’s effective tax rate for the three months ended June 30, 2009 was 26.9%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 6 percentage points, foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 5 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 2 percentage points.

For the six months ended June 30, 2010, the Company reported an effective tax rate of 34.6%, including a charge of approximately $10 million due to the enactment of health care reform legislation in the U.S., which increased the effective tax rate by approximately 2 percentage points. For the six months ended June 30, 2009, the Company reported an effective tax rate of 26.6%, including a benefit from an adjustment to state tax reserves which reduced the effective tax rate by approximately 3 percentage points.
At June 30, 2010, the Company had a $303.1 million liability recorded for unrecognized tax benefits, which included interest and penalties of $151.3 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $228.1 million. At December 31, 2009, the Company had a $286.6 million liability recorded for unrecognized tax benefits, which included interest and penalties of $148.6 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $210.3 million. The Company reported interest and penalties related to unrecognized tax benefits in income tax expense.
Note 15. Contingencies
General
There are various pending or threatened claims, lawsuits and administrative proceedings against the Company or its subsidiaries, arising from the ordinary course of business, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on its consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.
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
The Company’s condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $66.6 million and $66.1 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, $13.2 million and $11.3 million, respectively, of the accrued liability for environmental remediation were included as accrued expenses. At June 30, 2010 and December 31, 2009, $25.3 million was associated with ongoing operations and $41.3 million and $40.8 million, respectively, was associated with previously owned businesses.
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
At June 30, 2010 and December 31, 2009, the deferred settlement credit was $46.7 million and $45 million, respectively, for which $5.6 million and $6.1 million, respectively, was reported in accrued expenses and $41.1 million and $38.9 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Aerostructures Long-term Contracts
The Company’s aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Airbus A350 XWB and the Pratt and Whitney PurePower™ PW 1000G engine contracts and the early production phase including the Boeing 787. These contracts are accounted for in accordance with long-term construction contract accounting.
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
Aerostructures 787 Contract with Boeing
During 2004, the Company’s aerostructures business entered into a long-term contract with Boeing on the 787 program. The Company’s latest outlook estimates original equipment sales in excess of $5 billion for this contract. At June 30, 2010, the Company had $721 million capitalized as in-process inventory related to this contract. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.

The Boeing 787 program has experienced delays in its development schedule. Boeing requested changes and enhancements in the design of the Company’s product. Under the terms of the Company’s contract, the Company is entitled to equitable adjustments. In accordance with these provisions, the Company asserted adjustments that were material. During the three months ended June 30, 2010, the Company entered into an agreement that resolved the asserted adjustments. The Company and Boeing are currently operating pursuant to this agreement and expect to finalize all terms of the agreement in the near term. The financial terms of the agreement were consistent with the Company’s outlook and did not have a material effect on the Company’s financial position, results of operations and/or cash flows during the six months ended June 30, 2010.
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of June 30, 2010, the Company has $28.7 million of pre-production costs reported as in-process inventory related to this program.
Funding for the JSTARS program for the 2010 budget cycle was approved. Future funding remains uncertain. While the Company believes that program funding will continue and is included in the preliminary fiscal 2011 budget submitted, there can be no assurances of such funding. If the program were to be cancelled, the Company would recognize an impairment of its pre-production costs.
U.S. Health Care Reform Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010 (the Act) was enacted. The primary focus of the Act is to significantly reform health care in the U.S. The financial impact on the Company was the elimination of a portion of the tax deduction available to companies that provide prescription drug coverage to retirees which was recorded in the three months ended March 31, 2010. See Note 14, “Income Taxes”. The Company is currently evaluating other prospective effects of the Act.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $30 million at June 30, 2010. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $15 million at June 30, 2010. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $30 million of interest or $15 million of penalty interest. In April 2009, the Superior Court of California issued a ruling granting the Company’s motion for summary judgment. In August 2009 the State of California appealed the ruling. Once the State’s appeals have been exhausted and if the Superior Court’s decision is not overturned, the Company will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.
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
Note 16. Guarantees
The Company extends financial and product performance guarantees to third parties. At June 30, 2010, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation and other indemnifications (Note 15, “Contingencies”)	No Limit	$18.8
Guarantees of residual value on leases	$11.0	$—
Guarantees of JV debt and other financial instruments	$34.3	$1.4
The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.
The Company is guarantor on a revolving credit agreement totaling £30 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line with a notional amount of $114 million at June 30, 2010. The Company is indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.
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
The changes in the carrying amount of service and product warranties for the six months ended June 30, 2010, in millions, were as follows:

Balance at December 31, 2009	$147.6
Net provisions for warranties issued during the period	23.6
Net provisions (return to earnings) for warranties existing at the beginning of the year	(5.4)
Payments	(24.1)
Foreign currency translation	(5.8)

Balance at June 30, 2010	$135.9

The current and long-term portions of service and product warranties were as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in millions)
Accrued expenses	$83.0	$88.2
Other non-current liabilities	52.9	59.4

Total	$135.9	$147.6

Note 17. Derivatives and Hedging Activities
Cash Flow Hedges
The Company has subsidiaries that conduct a substantial portion of their business in Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys but have significant sales contracts that are denominated primarily in U.S. Dollars. Periodically, the Company enters into forward contracts to exchange U.S. Dollars for Euros, Great Britain Pounds Sterling, Canadian Dollars and Polish Zlotys to primarily hedge a portion of the Company’s exposure from U.S. Dollar sales.
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The notional value of the forward contracts at June 30, 2010 and December 31, 2009 was $1,716.3 million and $1,888 million, respectively. As of June 30, 2010 and December 31, 2009, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	June 30,	December 31,
	2010	2009
	(Dollars in millions)
Prepaid expenses and other assets	$5.2	$24.5
Other assets	11.0	71.9
Accrued expenses	47.8	22.6
Other non-current liabilities	51.6	17.0
The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax for the three and six months ended June 30, 2010 of $26.3 and $44.3, respectively; net of tax for the three and six months ended June 30, 2009 of $(61.0) and $(54.5), respectively	$(57.9)	$121.7	$(88.5)	$101.6
Amount of gain/(loss) reclassified from AOCI into earnings	$(11.7)	$(15.5)	$(16.9)	$(39.8)

The total fair value of the Company’s forward contracts of a $83.2 million liability (before deferred taxes of $28.4 million) at June 30, 2010, combined with $14.2 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of June 30, 2010, the portion of the net $83.2 million liability that would be reclassified into earnings to offset the effect of the hedged item in the next 12 months is a loss of $43.1 million. These forward contracts mature on a monthly basis with maturity dates that range from July 2010 to December 2014. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three and six months ended June 30, 2010 and 2009.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes is adjusted to reflect the fair values of the interest rate swaps. At June 30, 2010 and December 31, 2009, the Company had no outstanding interest rate swaps. For the three months ended June 30, 2010 and 2009, net gains of $0.5 million and $0.6 million (after tax of $0.3 million and $0.4 million), respectively, were recorded as a reduction to interest expense. For the six months ended June 30, 2010 and 2009, net gains of $1 million and $1.4 million, (after tax of $0.6 million and $0.9 million, respectively), were recorded as a reduction to interest expense. These amounts represent previously terminated swaps which are amortized over the life of the underlying debt.
Other Forward Contracts
As a supplement to the foreign exchange cash flow hedging program, the Company enters into forward contracts to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Since these contracts are not designated as hedges, the gains or losses on these forward contracts are recorded in selling and administrative costs or cost of sales, as appropriate. These contracts are utilized to mitigate the earnings impact of the translation of net monetary assets and liabilities.
During the three months ended June 30, 2010, the Company recorded a transaction gain on its monetary assets of $28.1 million, which was offset by losses on the other forward contracts described above of $20 million. During the three months ended June 30, 2009, the Company recorded a transaction loss on its monetary assets of approximately $22.3 million, which was partially offset by gains on the other forward contracts described above of approximately $22.1 million.
During the six months ended June 30, 2010, the Company recorded a transaction gain on its monetary assets of $39.7 million, which was partially offset by losses on the other forward contracts described above of $32.5 million. During the six months ended June 30, 2009, the Company recorded a transaction loss on its monetary assets of $7.2 million, which was entirely offset by gains on the other forward contracts described above of $13 million.

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

Second Quarter 2010 Sales Content by Market Channel
During the second quarter 2010, approximately 96% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	6%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	33%

Large Commercial Airplane Aftermarket	25%
Regional, Business and General Aviation Airplane Aftermarket	6%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	31%

Total Defense and Space	32%

Other	4%

Total	100%

Results of Operations — Second Quarter 2010 as Compared to Second Quarter 2009

	Second Quarter		Favorable \ (Unfavorable)
	2010	2009	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,717.5	$1,699.7	$17.8	1.0

Segment operating income (1)	$307.0	$271.9	$35.1	12.9
Corporate general and administrative costs	(31.7)	(30.5)	(1.2)	(3.9)

Total operating income	275.3	241.4	33.9	14.0
Net interest expense	(33.3)	(30.6)	(2.7)	(8.8)
Other income (expense) — net	(4.4)	(6.4)	2.0	31.3

Income from continuing operations before income taxes	237.6	204.4	33.2	16.2
Income tax expense	(76.3)	(54.8)	(21.5)	(39.2)

Income from continuing operations	161.3	149.6	11.7	7.8
Income from discontinued operations	0.1	31.2	(31.1)	(99.7)

Consolidated net income	161.4	180.8	(19.4)	(10.7)
Net income attributable to noncontrolling interests	(2.4)	(3.7)	1.3	35.1

Net income attributable to Goodrich	$159.0	$177.1	$(18.1)	(10.2)

Effective tax rate	32.1%	26.9%

Diluted EPS:
Continuing operations	$1.24	$1.15	$0.09	7.8

Net income attributable to Goodrich	$1.24	$1.40	$(0.16)	(11.4)

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

Sales
The sales increase in the second quarter 2010 as compared to the second quarter 2009 was driven by changes in each of our major market channels as follows:
•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $55 million, or 11%; partially offset by

•	Regional, business and general aviation airplane original equipment sales decreased by approximately $11 million, or 10%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately $15 million, or 3%; and

•	Large commercial airplane original equipment sales decreased by approximately $4 million, or 1%.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to higher-lease related and incentive compensation expenses, partially offset by lower share-based compensation expense.
Net interest expense
Net interest expense increased primarily as a result of higher borrowings in the second quarter 2010 as compared to the second quarter 2009.
Other income (expense) — net
Other income (expense) — net decreased for the second quarter 2010 as compared to the second quarter 2009, primarily as a result of higher income of approximately $3 million from equity in affiliated companies, partially offset by higher expenses related to previously owned businesses of approximately $2 million.
Income from continuing operations
In addition to the items described above, income from continuing operations during the second quarter 2010 as compared to the second quarter 2009 also was affected by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Changes in estimates on long-term contracts	$23.8	$15.0	$0.12

Foreign exchange, including remeasurement of monetary assets/liabilities	$10.7	$6.7	$0.05

Higher effective tax rate	$—	$(12.4)	$(0.10)

Changes in estimates on long-term contracts
During the second quarters of 2010 and 2009, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses. These changes in estimates resulted in higher after-tax income of approximately $15 million in the second quarter of 2010 compared to the second quarter of 2009. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.
Foreign exchange
The net favorable foreign exchange was primarily due to approximately $50 million of increased net before tax transaction gains relating to re-measuring monetary assets/liabilities into the functional currency, partially offset by approximately $42 million of higher before tax net losses on forward contracts we entered into to offset the impact of net monetary asset gains/losses.
Higher effective tax rate
For the second quarter of 2010 we reported an effective tax rate of 32.1% as compared to 26.9% for the second quarter of 2009. The lower effective tax rate for the second quarter of 2009 as compared to the second quarter of 2010 was primarily attributable to various items related to foreign jurisdictions, which reduced the effective tax rate by approximately 2 percentage points, foreign exchange losses, which reduced the effective tax rate by approximately 1 percentage point and the impact of the U.S. Research and Development Credit (R&D Credit) which has not been extended beyond December 31, 2009. See Note 14, “Income Taxes”, to our condensed consolidated financial statements.
Income from discontinued operations
The second quarter of 2009 results included after-tax income from discontinued operations of $31.2 million, or $0.25 per diluted share, primarily associated with the resolution of a past environmental claim. There were no significant items related to discontinued operations during the second quarter of 2010.

Results of Operations — Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

	Second Quarter		Favorable \ (Unfavorable)
	2010	2009	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$3,412.7	$3,395.6	$17.1	0.5

Segment operating income (1)	$566.0	$563.8	$2.2	0.4
Corporate general and administrative costs	(69.7)	(54.6)	(15.1)	(27.7)

Total operating income	496.3	509.2	(12.9)	(2.5)
Net interest expense	(66.7)	(58.8)	(7.9)	(13.4)
Other income (expense) — net	(10.8)	(10.8)	—	—

Income from continuing operations before income taxes	418.8	439.6	(20.8)	(4.7)
Income tax expense	(144.9)	(116.7)	(28.2)	(24.2)

Income from continuing operations	273.9	322.9	(49.0)	(15.2)
Income from discontinued operations	1.3	31.7	(30.4)	(95.9)

Consolidated net income	275.2	354.6	(79.4)	(22.4)
Net income attributable to noncontrolling interests	(5.0)	(7.7)	2.7	35.1

Net income attributable to Goodrich	$270.2	$346.9	$(76.7)	(22.1)

Effective tax rate	34.6%	26.6%

Diluted EPS:
Continuing operations	$2.10	$2.49	$(0.39)	(15.7)

Net income attributable to Goodrich	$2.11	$2.74	$(0.63)	(23.0)

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.
Sales
The sales increase in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was driven by changes in each of our major market channels as follows:
•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $115 million, or 12%; and

•	Large commercial airplane original equipment sales increased by approximately $46 million, or 5%; partially offset by

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately $75 million, or 7%; and

•	Regional, business and general aviation airplane original equipment sales decreased by approximately $54 million, or 22%.
Segment operating income
See discussion in the “Business Segment Performance” section.

Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to unfavorable foreign exchange, higher incentive compensation and lease-related costs, partially offset by lower share-based compensation expense.
Net interest expense
Net interest expense increased primarily as a result of higher borrowings in the six months ending June 30, 2010 as compared to the six months ending June 30, 2009.
Other income (expense) — net
Other income (expense) — net remained unchanged for the six months ending June 30, 2010 and June 30, 2009. Higher expenses of approximately $2 million related to previously owned businesses were partially offset by higher income of approximately $1 million from equity in affiliated companies.
Income from continuing operations
In addition to the items described above, income from continuing operations during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Higher effective tax rate	$—	$(33.5)	$(0.27)

Changes in estimates on long-term contracts	$35.3	$22.1	$0.17

Higher effective tax rate
For the six months ended June 30, 2010, we reported an effective tax rate of 34.6% as compared to 26.6% for the six months ended June 30, 2009. The increase in the effective tax rate for the six months ended June 30, 2010 was primarily due to a charge of approximately $10 million in the first quarter of 2010 to adjust deferred income taxes for the enactment of health care reform legislation in the U.S., which increased our effective tax rate by approximately 2 percentage points. Our effective tax rate for the six months ended June 30, 2009 included a benefit from an adjustment to state tax reserves which reduced the effective tax rate by approximately 3 percentage points.
Our effective tax rate during the six months ended June 30, 2010 was not reduced for the benefit of the R&D Credit because the federal statute authorizing the R&D Credit had not been extended beyond December 31, 2009. See Note 14, “Income Taxes”, to our condensed consolidated financial statements.

Changes in estimates on long-term contracts
During the six months ended June 30, 2010 and 2009, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses, which resulted in higher income of approximately $35 million in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.
Income from discontinued operations
During the six months ended June 30, 2009, results included after-tax income from discontinued operations totaling $31.7 million, or $0.25 per diluted share, primarily associated with the resolution of a past environmental claim. There were no significant items related to discontinued operations during the six months ended June 30, 2010.
2010 OUTLOOK
We expect the following approximate results for the year ending December 31, 2010:

	2010 Outlook	2009 Actual
Sales	$7.1 billion	$6.7 billion
Diluted EPS — Income From Continuing Operations Attributable to Goodrich	$4.30 to $4.45 per share	$4.43 per share
Diluted EPS — Net Income Attributable to Goodrich	$4.30 to $4.45 per share	$4.70 per share
Capital Expenditures	Approximately $250 million	$169 million
Operating Cash Flow minus Capital Expenditures	Exceed 85% of net income attributable to Goodrich	87% of net income from continuing operations attributable to Goodrich
The outlook for diluted earnings per share for income from continuing operations and net income attributable to Goodrich has been increased to $4.30 to $4.45 per share, compared to the prior outlook of $4.15 to $4.40 per share, primarily due to better operating margin performance. The full year 2010 sales outlook remains unchanged at $7.1 billion. For the full year 2010, sales are expected to grow approximately 6% compared to 2009 sales. Our 2010 outlook includes a full year 2010 effective tax rate of approximately 31% and continues to include a full-year benefit of approximately 1.5% related to an assumed extension of the R&D Credit.
Sales
Our current market assumptions, for each of our major market channels, for the full year 2010 outlook, compared to the full year 2009, include the following:
•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase by more than 15%, including sales generated by the December 2009 acquisition of Atlantic Global Holdings LLC (AIS). Organic growth is expected to be more than 5% in 2010, compared to 2009;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to grow at a low single-digit rate. We expect each quarter in 2010 to show sequential growth, with year-over-year sales growth in the second half of 2010;

•	Large commercial airplane original equipment sales are expected to increase by about 3%; and

•	Regional, business and general aviation airplane original equipment sales are expected to decrease by 8% to 10%.
Cash Flow
We expect net cash provided by operating activities, minus capital expenditures, to exceed 85 percent of net income. This outlook reflects ongoing investments to support the current schedule for new airplane programs, such as the Boeing 787 and Airbus A350 XWB, and low-cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long-term. We expect capital expenditures for 2010 to be approximately $250 million and worldwide pension plan contributions are expected to be approximately $150 million.
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
We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to the reporting segments. The company-wide ERP costs that were not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for our condensed consolidated financial statements. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

Second Quarter 2010 Compared with Second Quarter 2009

	Second Quarter		Increase/	%	% of Sales
	2010	2009	(Decrease)	Change	2010	2009
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$608.1	$637.2	$(29.1)	(4.6)
Nacelles and Interior Systems	577.4	595.2	(17.8)	(3.0)
Electronic Systems	532.0	467.3	64.7	13.8

	$1,717.5	$1,699.7	$17.8	1.0

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$60.5	$62.8	$(2.3)	(3.7)	9.9	9.9
Nacelles and Interior Systems	151.4	135.2	16.2	12.0	26.2	22.7
Electronic Systems	95.1	73.9	21.2	28.7	17.9	15.8

	$307.0	$271.9	$35.1	12.9	17.9	16.0

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the second quarter 2010 decreased from the second quarter 2009 primarily due to the following:
•	Lower large commercial airplane OE sales of approximately $15 million, primarily in our landing gear and actuation systems businesses;

•	Lower regional, business and general aviation airplane OE sales across most businesses of approximately $12 million; and

•	Lower other aerospace and non-aerospace sales across most businesses of approximately $13 million; partially offset by

•	Higher defense and space OE and aftermarket sales primarily in our landing gear and engine components businesses of approximately $6 million; and

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $5 million, primarily in our wheels and brakes business.
Actuation and Landing Systems segment operating income for the second quarter 2010 decreased from the second quarter 2009 primarily as a result of the following:
•	Lower income of approximately $11 million due to higher operating costs, primarily in our landing gear and actuation systems businesses; partially offset by

•	Favorable product mix partially offset by lower sales volume primarily in our landing gear business, which resulted in higher income of approximately $6 million; and

•	Favorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $4 million.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the second quarter 2010 decreased from the second quarter 2009 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $18 million, primarily in our aerostructures business; and

•	Lower defense and space OE and aftermarket sales of approximately $13 million, primarily in our interiors business; partially offset by

•	Higher large commercial airplane OE sales of approximately $12 million, across all businesses.
Nacelles and Interior Systems segment operating income for the second quarter 2010 increased from the second quarter 2009 primarily due to the following:
•	Higher income of approximately $28 million related to revisions in estimates for certain long-term contracts, which were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts; and

•	Reduced operating costs partially offset by unfavorable pricing across most businesses, which resulted in higher income of approximately $7 million; partially offset by

•	Lower sales volume partially offset by favorable product mix, primarily in our aerostructures business, which resulted in lower income of approximately $18 million.
Electronic Systems: Electronic Systems segment sales for the second quarter 2010 increased from the second quarter 2009 primarily due to the following:
•	Higher defense and space OE and aftermarket sales of approximately $62 million, across most businesses, including sales associated with the acquisition of AIS which occurred in December 2009; and

•	Higher other aerospace and non-aerospace sales of approximately $6 million primarily in our sensors and integrated systems and engine controls and electrical power systems businesses.
Electronic Systems segment operating income for the second quarter 2010 increased from the second quarter 2009 primarily due to the following:
•	Higher sales volume partially offset by unfavorable product mix across most businesses, which resulted in higher income of approximately $14 million; and

•	Favorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $8 million; partially offset by

•	Higher operating costs across all businesses, including incremental costs associated with our recent acquisitions, offset by favorable pricing primarily in our sensors and integrated systems and engine controls and electrical power systems businesses.
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

	Six Months Ended
	June 30,		Increase/	%	% of Sales
	2010	2009	(Decrease)	Change	2010	2009
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$1,221.2	$1,249.9	$(28.7)	(2.3)
Nacelles and Interior Systems	1,133.2	1,227.4	(94.2)	(7.7)
Electronic Systems	1,058.3	918.3	140.0	15.2

	$3,412.7	$3,395.6	$17.1	0.5

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$129.9	$138.9	$(9.0)	(6.5)	10.6	11.1
Nacelles and Interior Systems	270.2	283.9	(13.7)	(4.8)	23.8	23.1
Electronic Systems	165.9	141.0	24.9	17.7	15.7	15.4

	$566.0	$563.8	$2.2	0.4	16.6	16.6

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the six months ended June 30, 2010 decreased from the six months ended June 30, 2009 primarily due to the following:
•	Lower regional, business and general aviation airplane OE sales, across all businesses, of approximately $34 million;

•	Lower other aerospace and non-aerospace sales of approximately $24 million, primarily in our engine components business; and

•	Lower defense and space OE and aftermarket sales of approximately $2 million, primarily in our landing gear, aircraft wheels and brakes and actuation systems businesses; partially offset by

•	Higher large commercial airplane OE sales of approximately $23 million, primarily in our landing gear business; and

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales, primarily in our aircraft wheels and brakes and actuation systems businesses, of approximately $9 million.
Actuation and Landing Systems segment operating income for the six months ended June 30, 2010 decreased from the six months ended June 30, 2009 primarily as a result of the following:
•	Lower sales volume across most businesses, which resulted in lower income of approximately $11 million; and

•	Higher operating costs, primarily in our landing gear business, partially offset by favorable pricing in our wheels and brakes and engine components businesses, which resulted in lower income of approximately $5 million; partially offset by

•	Favorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $6 million.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the six months ended June 30, 2010 decreased from the six months ended June 30, 2009 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $85 million, primarily in our aerostructures business;

•	Lower defense and space OE and aftermarket sales of approximately $18 million, primarily in our interiors business; and

•	Lower regional, business, and general aviation airplane OE sales of approximately $14 million, across all businesses; partially offset by

•	Higher large commercial airplane OE sales of approximately $23 million, across all businesses.
Nacelles and Interior Systems segment operating income for the six months ended June 30, 2010 decreased from the six months ended June 30, 2009 primarily due to the following:
•	Lower sales volume partially offset by favorable product mix, across most businesses, which resulted in lower income of approximately $70 million; and

•	Unfavorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $3 million; partially offset by

•	Higher income of approximately $40 million related to revisions in estimates for certain long-term contracts, which were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts; and

•	Lower operating costs partially offset by unfavorable pricing across all businesses, which resulted in higher income of approximately $19 million.
Electronic Systems: Electronic Systems segment sales for the six months ended June 30, 2010 increased from the six months ended June 30, 2009 primarily due to the following:
•	Higher defense and space OE and aftermarket sales of approximately $135 million, across most businesses, including sales associated with the acquisition of AIS which occurred in December 2009; and

•	Higher other aerospace and non-aerospace sales of approximately $11 million, primarily in our engine controls and electrical power system businesses; partially offset by

•	Lower regional, business and general aviation airplane OE sales of approximately $5 million, primarily in our sensors and integrated systems and engine controls and electrical power systems businesses.
Electronic Systems segment operating income for the six months ended June 30, 2010 increased from the six months ended June 30, 2009 primarily due to the following:
•	Higher sales volume, primarily in our sensors and integrated systems and intelligence, surveillance and reconnaissance businesses, partially offset by unfavorable mix across most businesses, which resulted in higher income of approximately $23 million; and

•	Favorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $10 million; partially offset by

•	Higher operating costs across all businesses, including incremental costs associated with our recent acquisitions, partially offset by favorable pricing in our engine controls and electrical power systems business, which resulted in lower income of approximately $8 million.
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
The following events have or will affect our liquidity and capital resources during 2010:
•	We paid quarterly dividends of $0.27 per share on January 4, April 1 and July 1;

•	On June 9, 2010, we completed the acquisition of Crompton Technology Group, Ltd. (CTG), a leading designer and manufacturer of advanced carbon fiber composite products for the aerospace, defense, advanced vehicle and clean energy markets, for $51.7 million, net of cash acquired. CTG is reported in the Actuation and Landing Systems segment; and

•	We repurchased 0.9 million shares for approximately $60.7 million under our share repurchase program.

Cash
At June 30, 2010, we had cash and cash equivalents of $866.4 million, as compared to $811 million at December 31, 2009.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $435.9 million was available at June 30, 2010; and

•	$75 million of uncommitted domestic money market facilities of which $54.8 million was available at June 30, 2010 and $146.9 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing and documentary credit requirements, of which $128.1 million was available at June 30, 2010.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $175.1 million at June 30, 2010.
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
Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At June 30, 2010, our contracts had a notional amount of $1,716.3 million, fair value of a $83.2 million net liability and maturity dates ranging from July 2010 to December 2014. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a loss of $43.1 million. During the six months ended June 30, 2010 and 2009 we realized net losses of $16.9 million and $39.8 million, respectively, related to contracts that settled. During the second quarter of 2010 and 2009, we realized net losses of $11.7 million and $15.5 million, respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At June 30, 2010, our contracts had a notional amount of $36.4 million and no net fair value. At December 31, 2009, our contracts had a notional amount of $57.9 million and a net fair value of $2.5 million. During the six months ended June 30, 2010 and 2009, we realized net losses of $32.5 million and net gains of $13 million, respectively, for contracts entered into and settled during those periods. During the second quarter of 2010 and 2009, we realized net losses of $20 million and net gains of $22.1 million, respectively for contracts entered into and settled during those periods.
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
Contractual Obligations and Other Commercial Commitments
As of June 30, 2010, purchase obligations were approximately $757 million, compared to approximately $934 million at December 31, 2009. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2009. The table excludes our liability for unrecognized tax benefits, which was $303.1 million at June 30, 2010, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the six months ended June 30, 2010 and 2009:

	2010	2009	Change
	(Dollars in millions)
Operating activities of continuing operations	$253.0	$174.5	$78.5
Investing activities of continuing operations	$(114.1)	$(103.1)	$(11.0)
Financing activities of continuing operations	$(68.6)	$119.6	$(188.2)
Discontinued operations	$(0.4)	$49.6	$(50.0)
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the six months ended June 30, 2010 primarily consisted of favorable working capital management and lower pension contributions, partially offset by lower cash flow from continuing operations. Pension and postretirement benefit contributions were $129.8 million and $177.3 million for the six months ended June 30, 2010 and 2009, respectively.
Investing Activities of Continuing Operations
Net cash used by investing activities for the six months ended June 30, 2010 and 2009 included capital expenditures of $51.6 million and $73.2 million, respectively and payments made for acquisitions, net of cash acquired, of $61.6 million and $29.8 million, respectively.

Financing Activities of Continuing Operations
The decrease in net cash provided by (used in) financing activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 consisted primarily of net proceeds from the issuance of senior notes in 2009.
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
Our condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $66.6 million and $66.1 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, $13.2 million and $11.3 million, respectively, of the accrued liability for environmental remediation were included in accrued expenses. At June 30, 2010 and December 31, 2009, $25.3 million was associated with ongoing operations and $41.3 million and $40.8 million, respectively, was associated with previously owned businesses.
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
At June 30, 2010 and December 31, 2009, the deferred settlement credit was $46.7 million and $45 million, respectively, for which $5.6 million and $6.1 million, respectively, was reported in accrued expenses and $41.1 million and $38.9 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Guarantees
At June 30, 2010, we had letters of credit and bank guarantees of $116.7 million and residual value guarantees of lease obligations of $11 million. See Note 10, “Financing Arrangements” to our condensed consolidated financial statements. At June 30, 2010, we were a guarantor on a revolving credit agreement totaling £30 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line with a notional amount of $114 million at June 30, 2010. We are indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.
Aerostructures Long-term Contracts
Our aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Airbus A350 XWB and the Pratt and Whitney PurePower™ PW1000G engine contracts and the early production phase including the Boeing 787. These contracts are accounted for in accordance with long-term construction contract accounting.

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

Aerostructures 787 Contract with Boeing
During 2004, our aerostructures business entered into a long-term contract with Boeing on the 787 program. Our latest outlook estimates original equipment sales in excess of $5 billion for this contract. At June 30, 2010, we had $721 million capitalized as in-process inventory related to this contract. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.
The Boeing 787 program has experienced delays in its development schedule. Boeing requested changes and enhancements in the design of our product. Under the terms of our contract, we are entitled to equitable adjustments. In accordance with these provisions, we asserted adjustments that were material. During the three months ended June 30, 2010, we entered into an agreement that resolved the asserted adjustments. We are currently operating pursuant to this agreement and expect to finalize all terms of the agreement in the near term. The financial terms of the agreement were consistent with our outlook and did not have a material effect on our financial position, results of operations and/or cash flows during the six months ended June 30, 2010.
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. We were selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of June 30, 2010, we have $28.7 million of pre-production costs reported as in-process inventory related to this program.
Funding for the JSTARS program for the 2010 budget cycle was approved. Future funding remains uncertain. While we believe that program funding will continue and is included in the preliminary fiscal 2011 budget submitted, there can be no assurances of such funding. If the program were to be cancelled, we would recognize an impairment of our pre-production costs.
U.S. Health Care Reform Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010 (the Act) was enacted. The primary focus of the Act is to significantly reform health care in the U.S. The financial impact on us is the elimination of a portion of the tax deduction available to companies that provide prescription drug coverage to retirees as discussed in Note 14, “Income Taxes”. We are currently evaluating other prospective effects of the Act.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $30 million at June 30, 2010. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $15 million at June 30, 2010. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $30 million of interest or $15 million of penalty interest. In April 2009, the Superior Court of California issued a ruling granting our motion for summary judgment. In August 2009 the State of California appealed the ruling. Once the State’s appeals have been exhausted and if the Superior Court’s decision is not overturned, we will be entitled to a refund of the $4.5 million of tax, together with interest from the date of payment.
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

Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At June 30, 2010 and December 31, 2009, the carrying amount of participation payments was $116.1 and $117.4 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the three and six months ended June 30, 2010 or 2009.
Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At June 30, 2010 and December 31, 2009, the carrying amount of sales incentives was $61 million and $60.4 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the three and six months ended June 30, 2010 or 2009.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At June 30, 2010 and December 31, 2009, the carrying amount of sales flight certification costs was $42.6 million and $45 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in the three and six months ended June 30, 2010 or 2009.

Entry Fee
Our aerostructures business in our Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payment is referred to as an entry fee and entitles us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. The entry fee is capitalized in other assets and is amortized over units of delivery as a reduction to sales. At June 30, 2010 and December 31, 2009, the carrying amount of the entry fee was $24 million and $24.5 million, respectively. The carrying amount of the entry fee is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of the entry fee is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of the entry fee. If the carrying value of the entry fee exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fee to its recoverable amount. No such impairment charge was recorded in the three and six months ended June 30, 2010 or 2009.
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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first six months of 2010 and 2009 was $65.37 and $38.37 per unit, respectively.
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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 Dreamliner, the Airbus A380 and A350 XWB aircraft programs, and major military programs;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	the extent to which we are successful in integrating and achieving expected operating synergies for recent and future acquisitions;

•	successful development of products and advanced technologies;

•	the impact of bankruptcies and/or consolidations in the airline industry;

•	the health of the commercial aerospace industry, including the large commercial, regional, business and general aviation aircraft manufacturers;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which changes in regulations and/or assumptions result in changes to expenses relating to employee and retiree medical and pension benefits;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental, asbestos and other claims arising out of the divestiture of our tire, vinyl, engineered industrial products and other businesses;

•	the effect of changes in accounting policies or legislation, including tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, joint ventures, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.

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
At June 30, 2010, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $0.4 million. At June 30, 2010, a hypothetical 10% strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $199.1 million. The fair value of these foreign currency forward contracts was a liability of $83.2 million at June 30, 2010. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials at several sites. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses”, “Aerostructures 787 Contract with Boeing” and “Tax” in Note 15, “Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended June 30, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
April 2010	3,107	$70.91	—
May 2010	381,596	70.06	379,606
June 2010	41,192	68.07	37,400

Total	425,895	69.88	417,006	$170 million

(1)	The category includes 8,889 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on July 29, 2010, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended June 30, 2010 and June 30, 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2010 and June 30, 2009, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 29, 2010

GOODRICH CORPORATION
By	/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

By	/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on July 29, 2010, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended June 30, 2010 and June 30, 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2010 and June 30, 2009, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.