Form 10-Q
period 2010-09-30
GOODRICH CORP
filed 2010-10-21
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2010, there were 125,375,457 shares of common stock outstanding (excluding 14,000,000 shares held by a wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	63
Item 4. Controls and Procedures	63
PART II. OTHER INFORMATION	64
Item 1. Legal Proceedings	64
Item 1A. Risk Factors	64
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 6. Exhibits	66
SIGNATURE	67
EXHIBIT INDEX	68
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of September 30, 2010, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Charlotte, North Carolina
October 21, 2010

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions, except per share amounts)
Sales	$1,748.0	$1,647.7	$5,160.7	$5,043.3
Operating costs and expenses:
Cost of sales	1,206.9	1,169.2	3,584.1	3,553.2
Selling and administrative costs	280.0	249.6	819.2	752.0

	1,486.9	1,418.8	4,403.3	4,305.2

Operating Income	261.1	228.9	757.4	738.1
Interest expense	(34.9)	(30.7)	(102.0)	(90.2)
Interest income	0.4	0.3	0.8	1.0
Other income (expense) — net	(3.6)	(7.9)	(14.4)	(18.7)

Income from continuing operations before income taxes	223.0	190.6	641.8	630.2
Income tax expense	(61.7)	(45.7)	(206.6)	(162.4)

Income From Continuing Operations	161.3	144.9	435.2	467.8
Income from discontinued operations — net of income taxes	0.1	3.3	1.4	35.0

Consolidated Net Income	161.4	148.2	436.6	502.8
Net income attributable to noncontrolling interests	(1.2)	(2.8)	(6.2)	(10.5)

Net Income Attributable to Goodrich	$160.2	$145.4	$430.4	$492.3

Amounts Attributable to Goodrich:
Income from continuing operations	$160.1	$142.1	$429.0	$457.3
Income from discontinued operations — net of income taxes	0.1	3.3	1.4	35.0

Net Income Attributable to Goodrich	$160.2	$145.4	$430.4	$492.3

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$1.26	$1.13	$3.38	$3.64
Discontinued operations	—	0.02	0.01	0.28

Net Income Attributable to Goodrich	$1.26	$1.15	$3.39	$3.92

Diluted Earnings Per Share
Continuing operations	$1.25	$1.12	$3.35	$3.61
Discontinued operations	—	0.02	0.01	0.27

Net Income Attributable to Goodrich	$1.25	$1.14	$3.36	$3.88

Dividends Declared Per Common Share	$0.27	$0.25	$0.81	$0.75

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2010	2009
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$1,351.3	$811.0
Accounts and notes receivable, less allowances for doubtful receivables ($18.2 at September 30, 2010 and $18 at December 31, 2009)	1,195.9	1,073.2
Inventories — net	2,358.3	2,290.4
Deferred income taxes	167.8	165.2
Prepaid expenses and other assets	55.6	59.6
Income taxes receivable	—	15.0

Total Current Assets	5,128.9	4,414.4

Property, plant and equipment — net	1,437.6	1,451.2
Prepaid pension	1.0	0.8
Goodwill	1,763.0	1,587.0
Identifiable intangible assets — net	689.4	633.2
Deferred income taxes	17.1	16.7
Other assets	627.0	638.1

Total Assets	$9,664.0	$8,741.4

Current Liabilities
Short-term debt	$12.0	$3.1
Accounts payable	581.2	547.8
Accrued expenses	977.7	1,037.4
Income taxes payable	48.2	0.5
Deferred income taxes	24.1	23.8
Current maturities of long-term debt and capital lease obligations	262.1	0.5

Total Current Liabilities	1,905.3	1,613.1

Long-term debt and capital lease obligations	2,353.0	2,008.1
Pension obligations	801.5	908.7
Postretirement benefits other than pensions	291.1	301.1
Long-term income taxes payable	171.1	171.1
Deferred income taxes	296.2	257.2
Other non-current liabilities	501.4	514.5
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 147,530,374 shares at September 30, 2010 and 145,241,995 shares at December 31, 2009 (excluding 14,000,000 shares held by a wholly owned subsidiary)	737.7	726.2
Additional paid-in capital	1,705.9	1,597.0
Income retained in the business	2,415.6	2,088.0
Accumulated other comprehensive income (loss)	(651.9)	(673.2)
Common stock held in treasury, at cost (22,154,917 shares at September 30, 2010 and 20,854,137 shares at December 31, 2009)	(903.8)	(817.0)

Total Shareholders’ Equity	3,303.5	2,921.0
Noncontrolling interests	40.9	46.6

Total Equity	3,344.4	2,967.6

Total Liabilities And Equity	$9,664.0	$8,741.4

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in millions)
Operating Activities
Consolidated net income	$436.6	$502.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from discontinued operations	(1.4)	(35.0)
Pension and postretirement benefits:
Expenses	135.2	149.1
Contributions and benefit payments	(151.2)	(200.1)
Depreciation and amortization	205.1	185.1
Excess tax benefits related to share-based payment arrangements	(15.5)	(3.3)
Share-based compensation expense	54.2	45.1
Deferred income taxes	(2.0)	12.1
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(108.9)	(44.1)
Inventories, net of pre-production and excess-over-average	(12.9)	(28.0)
Pre-production and excess-over-average inventories	(73.3)	(124.9)
Other current assets	(3.4)	1.0
Accounts payable	40.7	(99.8)
Accrued expenses	9.2	(53.9)
Income taxes payable/receivable	78.0	135.7
Other assets and liabilities	(85.0)	(14.8)

Net Cash Provided By Operating Activities	505.4	427.0

Investing Activities
Purchases of property, plant and equipment	(99.6)	(115.0)
Proceeds from sale of property, plant and equipment	0.9	1.3
Payments made for acquisitions, net of cash acquired	(342.6)	(29.9)
Investments in and advances to equity investees	(1.5)	(1.5)

Net Cash Used In Investing Activities	(442.8)	(145.1)

Financing Activities
Increase (decrease) in short-term debt, net	8.9	(1.5)
Proceeds (repayments) of long-term debt and capital lease obligations	598.2	177.4
Proceeds from issuance of common stock	64.9	26.4
Purchases of treasury stock	(86.8)	(7.8)
Dividends paid	(102.6)	(94.1)
Excess tax benefits related to share-based payment arrangements	15.5	3.3
Distributions to noncontrolling interests	(11.9)	(7.8)

Net Cash Provided By (Used In) Financing Activities	486.2	95.9

Discontinued Operations
Net cash (used in) provided by operating activities	(0.6)	34.2
Net cash (used in) provided by investing activities	—	—
Net cash (used in) provided by financing activities	—	—

Net cash (used in) provided by discontinued operations	(0.6)	34.2
Effect of exchange rate changes on cash and cash equivalents	(7.9)	7.3

Net increase (decrease) in cash and cash equivalents	540.3	419.3
Cash and cash equivalents at beginning of period	811.0	370.3

Cash and cash equivalents at end of period	$1,351.3	$789.6

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statement Preparation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2010. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Discontinued Operations. Net income from discontinued operations was $0.1 million and $1.4 million for the three and nine months ended September 30, 2010, respectively. Income from discontinued operations was $3.3 million (net of income taxes of $1.9 million) and $35 million (net of income taxes of $20.8 million) for the three and nine months ended September 30, 2009, respectively. The income in the three and nine month periods of 2009 related primarily to the resolution of litigation for an environmental matter at a divested business that had been previously reported as a discontinued operation and favorable resolution of other divestiture liabilities.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three and nine months ended September 30, 2010 and 2009, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended September 30, 2010 and 2009 by $22.2 million and $12.6 million, respectively ($13.9 million and $7.9 million after tax, or $0.11 and $0.06 per diluted share, respectively). The changes in estimates increased income from continuing operations before income taxes during the nine months ended September 30, 2010 and 2009 by $71 million and $26.1 million, respectively ($44.5 million and $16.3 million after tax, or $0.35 and $0.13 per diluted share, respectively). These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$631.1	$629.3	$1,852.3	$1,879.2
Nacelles and Interior Systems	582.7	561.8	1,715.9	1,789.2
Electronic Systems	534.2	456.6	1,592.5	1,374.9

	$1,748.0	$1,647.7	$5,160.7	$5,043.3

Intersegment sales:
Actuation and Landing Systems	$8.1	$6.7	$22.9	$20.4
Nacelles and Interior Systems	2.5	2.6	7.2	6.6
Electronic Systems	8.0	8.1	20.7	24.0

	$18.6	$17.4	$50.8	$51.0

Operating income:
Actuation and Landing Systems	$79.5	$59.7	$209.4	$198.6
Nacelles and Interior Systems	136.8	130.8	407.0	414.7
Electronic Systems	86.3	70.4	252.2	211.4

	302.6	260.9	868.6	824.7
Corporate general and administrative expenses	(37.9)	(28.0)	(99.5)	(75.2)
ERP costs	(3.6)	(4.0)	(11.7)	(11.4)

Total operating income	$261.1	$228.9	$757.4	$738.1

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(2.6)	$(3.0)	$(7.9)	$(9.1)
Expenses related to previously owned businesses	(0.9)	(1.2)	(5.2)	(3.4)
Equity in affiliated companies	(0.4)	(4.3)	(1.2)	(6.3)
Other — net	0.3	0.6	(0.1)	0.1

Other income (expense) — net	$(3.6)	$(7.9)	$(14.4)	$(18.7)

Note 5. Share-Based Compensation
During the three and nine months ended September 30, 2010 and 2009, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The compensation cost recorded for share-based compensation plans during the three months ended September 30, 2010 and 2009 was $21 million and $13.5 million, respectively. The increase from 2009 to 2010 was primarily due to changes in the Company’s share price for the Performance Units and Outside Director Phantom Share plans and a higher grant date fair value for the Restricted Stock Units and Stock Option plans. The compensation cost recorded for share-based compensation plans during the nine months ended September 30, 2010 and 2009 was $54.2 million and $45.1 million, respectively. The increase from 2009 to 2010 was primarily due to a higher grant date fair value for the Restricted Stock Units and Stock Option plans, partially offset by changes in the Company’s share price for the Performance Units and Outside Director Phantom Share plans.
Note 6. Earnings Per Share
The computation of basic and diluted earnings per share (EPS) for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per common share — income from continuing operations attributable to Goodrich	$160.1	$142.1	$429.0	$457.3
Percentage allocated to common shareholders (1)	98.6%	98.6%	98.6%	98.6%

Numerator for basic and diluted earnings per common share	$157.8	$140.0	$423.0	$450.8

Denominator
Denominator for basic earnings per common share — weighted-average shares	125.3	124.1	125.2	124.0
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.1	1.4	1.2	1.0

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	126.4	125.5	126.4	125.0

Per common share income from continuing operations
Basic	$1.26	$1.13	$3.38	$3.64

Diluted	$1.25	$1.12	$3.35	$3.61

(1) Basic weighted-average common shares outstanding	125.3	124.1	125.2	124.0
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	127.1	125.9	127.0	125.7

Percentage allocated to common shareholders	98.6%	98.6%	98.6%	98.6%
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

At September 30, 2010 and 2009, the Company had 3.9 million and 4.9 million, respectively, of outstanding stock options. Outstanding stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the nine months ended September 30, 2010 and 2009, 0.7 million and 0.9 million anti-dilutive stock options, respectively, were excluded from the diluted EPS calculation.
During the nine months ended September 30, 2010 and 2009, the Company issued 2.3 million and 1.3 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
The Company’s share repurchase program was initially approved by the Board of Directors on October 24, 2006 and increased by the Board of Directors on February 19, 2008, for $600 million in total. During the nine months ended September 30, 2010, the Company repurchased 1.1 million shares. During the nine months ended September 30, 2009, there were no share repurchases. From inception of the program through September 30, 2010, the Company has repurchased 7.8 million shares for $444.4 million under its share repurchase program.
Note 7. Fair Value Measurements
The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:
Level 1 —	quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were, in millions, as follows:

	Fair Value				Fair Value
	September 30,				December 31,
	2010	Level 1	Level 2	Level 3	2009	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash Equivalents (1)	$1,161.9	$1,161.9	$—	$—	$470.1	$470.1	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	29.5	—	29.5	—	56.8	—	56.8	—
Other Forward Contracts	(0.8)	—	(0.8)	—	(2.5)	—	(2.5)	—
Rabbi Trust Assets (3)	50.9	50.9	—	—	45.0	45.0	—	—
Long-term debt (4)	(2,999.3)	—	(2,999.3)	—	(2,144.0)	—	(2,144.0)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 17, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,599.9 million and $2,001.9 million at September 30, 2010 and December 31, 2009, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.
Note 8. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in millions)
Average or actual cost (which approximates current costs):
Finished products	$220.0	$225.6
In-process	1,754.5	1,485.6
Raw materials and supplies	699.0	667.6

	2,673.5	2,378.8

Less:
Reserve to reduce certain inventories to LIFO basis	(53.0)	(51.5)
Progress payments and advances	(262.2)	(36.9)

Total	$2,358.3	$2,290.4

In-process inventory included $1,045.8 million and $827.7 million at September 30, 2010 and December 31, 2009, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs with a guaranteed right of recovery. The September 30, 2010 balance of $1,045.8 million included $517.7 million related to the Boeing 787 and $211.8 million related to the Airbus A350 XWB programs and $121.8 million related to the Pratt and Whitney PurePower™ PW 1000G engine contracts.
Progress payments and advances represent non-refundable payments for work-in-process and cash received from government customers where the government has legal title to the work-in-process.
The Company uses the last-in, first-out (LIFO) method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business in the Actuation and Landing Systems segment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Note 9. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Business	Translation/	September 30,
	2009	Combinations	Other	2010
	(Dollars in millions)
Actuation and Landing Systems(1)	$302.6	$30.6	$(3.8)	$329.4
Nacelles and Interior Systems(2)	441.2	153.1	(2.4)	591.9
Electronic Systems(3)	843.2	—	(1.5)	841.7

	$1,587.0	$183.7	$(7.7)	$1,763.0

(1)	On June 9, 2010, the Company acquired Crompton Technology Group, Ltd. (CTG) for $51.7 million in cash, net of cash acquired. Based on the Company’s preliminary purchase price allocation, $27.4 million was identifiable intangible assets and $30.6 million was goodwill. The fair value of the intangible assets will be amortized over a weighted-average useful life of 15 years. The final purchase price allocation will be based on information that provides a better estimate of the fair value of assets acquired and liabilities assumed.

(2)	On September 22, 2010, the Company acquired the cabin management assets of DeCrane Holdings Co. (DeCrane) for $281 million in cash, net of cash acquired. Based on the Company’s preliminary purchase price allocation, $68.4 million was identifiable intangible assets and $153.1 million was goodwill. The fair value of the intangible assets will be amortized over a weighted-average useful life of 12 years. Goodwill primarily represents the Company’s expectation of future growth opportunities in the business jet market and the integration of DeCrane’s leading market position with the Company’s current aircraft interior business. The goodwill related to the DeCrane acquisition is deductible for tax purposes. The final purchase price allocation will be based on information that provides a better estimate of the fair value of assets acquired and liabilities assumed.

(3)	On December 21, 2009, the Company acquired AIS Global Holdings LLC (AIS), reported in the Electronics Systems segment, for $362.4 million in cash, net of cash acquired. Based on the Company’s purchase price allocation, $228.6 million was identifiable intangible assets, $165 million was goodwill and $76.8 million was net deferred tax liabilities primarily related to the intangible assets. The AIS acquisition provides the Company another high growth platform in the defense market that builds on the Company’s existing capabilities. Goodwill primarily represents the synergy of combining AIS’ and the Company’s engineering capabilities as well as enhancing the Company’s manufacturing capabilities, enabling the Company to expand its access in the rapidly growing guided munitions market. The goodwill related to the AIS acquisition is not deductible for tax purposes.
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
At September 30, 2010, there were no borrowings and $66.6 million in letters of credit outstanding under the facility. At December 31, 2009, there were no borrowings and $68 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $2,084.7 million of income retained in the business and additional paid-in capital was free from such limitations at September 30, 2010. At September 30, 2010, the Company had borrowing capacity under this facility of $433.4 million, after reductions for letters of credit outstanding under the facility.
At September 30, 2010, the Company had letters of credit and bank guarantees of $120.2 million, inclusive of $66.6 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.

At September 30, 2010, the Company also maintained $75 million of uncommitted U.S. money market facilities and $157.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At September 30, 2010 and December 31, 2009, there were $12 million and $3.1 million, respectively, in borrowings and $20.5 million and $0.3 million, respectively, in letters of credit and bank guarantees outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
In September 2010, the Company issued $600 million principal amount of 3.6% senior notes due in 2021, which were issued at a discount below par value of $1.3 million. The Company entered into $600 million of hedges to offset changes in the issue price of the senior notes due to movements in treasury rates prior to the issuance. The Company paid $1.8 million in cash to settle the hedges, and the amount was recorded in accumulated other comprehensive income (loss) (AOCI) during the three months ended September 30, 2010. In addition, the Company deferred approximately $5 million of transaction costs. The discount, the amount paid to settle the hedges and the deferred transactions costs will be amortized over the life of the senior notes.
Debt Redemption
In September 2010, the Company called for redemption all of its outstanding $257,460,000 principal amount 7.625% senior notes due 2012 and the senior notes were redeemed on October 12, 2010. The Company will recognize a loss of $34.9 million, including a premium of $37.4 million and a gain of $2.5 million for terminated interest rate swaps net of the recognition of unamortized costs related to the notes, in the fourth quarter of 2010.
Lease Commitments
The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $182.6 million at September 30, 2010.
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

Note 11. Pensions and Postretirement Benefits Other Than Pensions
Pensions
The following table sets forth the components of net periodic benefit cost and the weighted-average assumptions used to determine the net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company is included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$11.6	$10.8	$3.9	$4.2	$1.2	$1.1
Interest cost	42.1	43.0	9.7	9.7	1.8	1.7
Expected return on plan assets	(46.9)	(43.6)	(13.2)	(11.2)	(1.7)	(1.3)
Amortization of prior service cost	1.8	1.8	(0.1)	(0.1)	—	0.2
Amortization of actuarial loss	29.2	26.3	0.7	1.9	0.3	0.3

Net periodic benefit cost	37.8	38.3	1.0	4.5	1.6	2.0
Settlement (gain) loss	—	—	—	—	—	—
Special termination benefit charge	—	—	0.1	1.0	—	—

Total benefit cost	$37.8	$38.3	$1.1	$5.5	$1.6	$2.0

	U.S. Plans		U.K. Plans		Other Plans
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$34.7	$32.2	$11.6	$11.8	$3.6	$2.9
Interest cost	126.4	128.9	29.0	27.5	5.3	4.9
Expected return on plan assets	(140.7)	(130.7)	(39.1)	(31.5)	(5.2)	(3.8)
Amortization of prior service cost	5.3	5.5	(0.4)	(0.4)	0.1	0.6
Amortization of actuarial loss	87.6	78.9	2.0	5.4	1.1	0.9

Net periodic benefit cost	113.3	114.8	3.1	12.8	4.9	5.5
Settlement (gain) loss	—	—	—	—	—	(0.4)
Special termination benefit charge	—	—	0.1	1.0	—	—

Total benefit cost	$113.3	$114.8	$3.2	$13.8	$4.9	$5.1

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	Three and Nine Months		Three and Nine Months		Three and Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2010	2009	2010	2009	2010	2009
Discount rate	5.90%	6.47%	5.88%	5.88%	5.75%	6.17%
Expected long-term rate of return on assets	8.75%	8.75%	8.50%	8.50%	8.32%	8.12%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.38%	3.31%

As of September 30, 2010, the Company contributed $131 million to its worldwide qualified and non-qualified pension plans. The Company now expects to contribute a total of approximately $450 million to these plans in 2010.
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost. Other postretirement benefits (OPEB) related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Service cost	$0.2	$0.4	$0.8	$1.1
Interest cost	4.4	4.8	13.1	14.5
Amortization of prior service cost	—	(0.1)	(0.1)	(0.2)
Amortization of actuarial (gain) loss	—	—	—	—

Net periodic benefit cost	$4.6	$5.1	$13.8	$15.4

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three and Nine Months Ended September 30,
	2010	2009
Discount rate	5.55%	6.38%
Healthcare trend rate	7.3% in 2010 to 5% in 2015	7.8% in 2009 to 5% in 2015

Note 12. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Net income attributable to Goodrich	$160.2	$145.4	$430.4	$492.3
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	97.2	33.0	(30.8)	117.0
Pension/OPEB liability adjustments during the period, net of tax for the three and nine months ended September 30, 2010 of ($11.7) and ($37.5), respectively; net of tax for the three and nine months ended September 30, 2009 of ($12.5) and $10, respectively	19.7	20.4	64.7	80.7
Gain (loss) on cash flow hedges, net of tax for the three and nine months ended September 30, 2010 of ($37.7) and $6.6, respectively; net of tax for the three and nine months ended September 30, 2009 of ($18.4) and ($72.9), respectively	75.9	40.0	(12.6)	141.6

Total comprehensive income (loss)	$353.0	$238.8	$451.7	$831.6

Accumulated other comprehensive income (loss) consisted of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains (losses)	$140.0	$170.8
Pension/OPEB liability adjustments, net of deferred taxes of $486.7 and $524.2, respectively	(803.6)	(868.3)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of ($4) and ($10.6), respectively	11.7	24.3

Total accumulated other comprehensive income (loss)	$(651.9)	$(673.2)

During 2009, $1.9 million of deferred tax liabilities were established for earnings that are expected to be repatriated to the U.S. No other income taxes are provided on foreign currency translation gains (losses) for comprehensive income (loss) and accumulated other comprehensive income (loss) as foreign earnings are considered permanently invested.
Note 13. Noncontrolling Interests
The changes in the Company’s noncontrolling interests were as follows:

	Nine months ended
	September 30,
	2010	2009
	(Dollars in millions)
Balance at January 1	$46.6	$60.9
Distributions to noncontrolling interests	(11.9)	(7.8)
Comprehensive income:
Net income attributable to noncontrolling interests	6.2	10.5
Other comprehensive income, net of tax	—	—

Comprehensive income	6.2	10.5

Balance at September 30	$40.9	$63.6

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2010 was 27.7%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included a tax benefit related to the favorable resolution of U.S. federal tax legislation uncertainties existing at the acquisition date of CTG which reduced the effective tax rate by approximately 4 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 5 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 1 percentage point, state income taxes (net of related federal tax benefit) which increased the effective tax rate by approximately 1 percentage point and adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points.
The Company’s effective tax rate for the three months ended September 30, 2009 was 24%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included foreign and domestic tax credits which reduced the effective tax rate by approximately 8 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 4 percentage points and state income taxes (net of related federal tax benefit) which increased the effective tax rate by approximately 2 percentage points.
For the nine months ended September 30, 2010, the Company reported an effective tax rate of 32.2%, including a charge of approximately $10 million due to the enactment of health care reform legislation in the U.S., which increased the effective tax rate by approximately 2 percentage points and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 3 percentage points. For the nine months ended September 30, 2009, the Company reported an effective tax rate of 25.8%, including domestic tax credits which reduced the effective tax rate by approximately 5 percentage points and benefits from an adjustment to state taxes which reduced the effective tax rate by approximately 2 percentage points.
At September 30, 2010, the Company had a $308.9 million liability recorded for unrecognized tax benefits, which included interest and penalties of $153.2 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $233 million. At December 31, 2009, the Company had a $286.6 million liability recorded for unrecognized tax benefits, which included interest and penalties of $148.6 million. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $210.3 million. The Company reported interest and penalties related to unrecognized tax benefits in income tax expense.

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

The Company’s condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $69.1 million and $66.1 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, $15.7 million and $11.3 million, respectively, of the accrued liability for environmental remediation were included as accrued expenses. At September 30, 2010 and December 31, 2009, $28.4 million and $25.3 million, respectively, was associated with ongoing operations and $40.7 million and $40.8 million, respectively, was associated with previously owned businesses.
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

At September 30, 2010 and December 31, 2009, the deferred settlement credit was $46.7 million and $45 million, respectively, for which $6 million and $6.1 million, respectively, was reported in accrued expenses and $40.7 million and $38.9 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
The Boeing 787 program experienced delays in its development schedule. Boeing requested changes and enhancements in the design of the Company’s product. Under the terms of the Company’s contract, the Company was entitled to equitable adjustments. In accordance with these provisions, the Company asserted adjustments that were material. During 2010, the Company and Boeing finalized an agreement that resolved the assertions. The financial terms of the agreement were consistent with the Company’s outlook and did not have a material effect on the Company’s financial position, results of operations and/or cash flows.
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of September 30, 2010, the Company has $29.4 million of pre-production costs reported as in-process inventory related to this program.
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
Tax
The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. See Note 14, “Income Taxes”, for additional detail.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $30 million at September 30, 2010. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $15 million at September 30, 2010. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $30 million of interest or $15 million of penalty interest. In April 2009, the Superior Court of California issued a ruling granting the Company’s motion for summary judgment. In August 2009 the State of California appealed the ruling.
Following settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997, California audited the Company’s amended tax returns and issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. The Company submitted a protest of the assessment to the California Franchise Tax Board in November 2008.
The Company and the California Franchise Tax Board reached a comprehensive settlement on October 14, 2010 addressing all issues related to the Company and Rohr for all tax years through 2001. The Company expects to recognize a tax benefit of approximately $23 million in the fourth quarter of 2010.

Note 16. Guarantees
The Company extends financial and product performance guarantees to third parties. At September 30, 2010, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation and other indemnifications (Note 15, “Contingencies”)	No Limit	$21.2
Guarantees of residual value on leases	$11.0	$—
Guarantees of JV debt and other financial instruments	$36.1	$—
The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.
The Company is guarantor on a revolving credit agreement totaling £30 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line with a notional amount of $138 million at September 30, 2010. The Company is indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.
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
The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2010, in millions, were as follows:

Balance at December 31, 2009	$147.6
Net provisions for warranties issued during the period	38.6
Net provisions (return to earnings) for warranties existing at the beginning of the year	(4.8)
Payments	(30.4)
Foreign currency translation	(1.7)

Balance at September 30, 2010	$149.3

The current and long-term portions of service and product warranties were as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in millions)
Accrued expenses	$87.7	$88.2
Other non-current liabilities	61.6	59.4

Total	$149.3	$147.6

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
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in AOCI, net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The notional value of the forward contracts at September 30, 2010 and December 31, 2009 was $1,927.8 million and $1,888 million, respectively. As of September 30, 2010 and December 31, 2009, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	September 30,	December 31,
	2010	2009
	(Dollars in millions)
Prepaid expenses and other assets	$17.2	$25.5
Other assets	44.2	70.9
Accrued expenses	20.5	22.6
Other non-current liabilities	11.4	17.0
The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax for the three and nine months ended September 30, 2010 of $(37.7) and $6.6, respectively; net of tax for the three and nine months ended September 30, 2009 of $(18.4) and $(72.9), respectively	$75.9	$40.0	$(12.6)	$141.6
Amount of gain/(loss) reclassified from AOCI into earnings	$(9.9)	$(6.8)	$(26.8)	$(46.5)

The total fair value of the Company’s forward contracts of a $29.5 million asset (before deferred taxes of $5.9 million) at September 30, 2010, combined with $8.7 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of September 30, 2010, the portion of the net $29.5 million asset that would be reclassified into earnings to offset the effect of the hedged item in the next 12 months is a loss of $3.3 million. These forward contracts mature on a monthly basis with maturity dates that range from October 2010 to December 2015. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three and nine months ended September 30, 2010 and 2009.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes is adjusted to reflect the fair values of the interest rate swaps. At September 30, 2010 and December 31, 2009, the Company had no outstanding interest rate swaps. For the three months ended September 30, 2010 and 2009, net gains of $0.5 million (after tax of $0.3 million), were recorded as a reduction to interest expense. For the nine months ended September 30, 2010 and 2009, net gains of $1.5 million and $1.9 million, (after tax of $0.9 million and $1.2 million, respectively), were recorded as a reduction to interest expense. These amounts represent previously terminated swaps which are amortized over the life of the underlying debt.
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
During the three months ended September 30, 2010, the Company recorded a transaction loss on its monetary assets of $23.6 million, which was partially offset by gains on the other forward contracts described above of $16 million. During the three months ended September 30, 2009, the Company recorded a transaction loss on its monetary assets of approximately $11.5 million, which was partially offset by gains on the other forward contracts described above of approximately $2.9 million.
During the nine months ended September 30, 2010, the Company recorded a transaction gain on its monetary assets of $15.7 million, which was partially offset by losses on the other forward contracts described above of $16.5 million. During the nine months ended September 30, 2009, the Company recorded a transaction loss on its monetary assets of $18.7 million, which was partially offset by gains on the other forward contracts described above of $15.9 million.

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
We have significant product content on most of the airplane models that are currently in service and we enjoy the benefit of having excellent positions on the newer, more fuel-efficient airplanes currently in service. The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size, type and utilization levels of the worldwide airplane fleet. Other important factors affecting growth in this market channel are the age and types of the airplanes in the fleet, fuel prices, airline maintenance practices, Gross Domestic Product (GDP) trends in countries and regions around the world and domestic and international air freight activity.
Capacity in the global airline system, as measured by ASMs, is expected to grow in 2010 as compared to 2009 due in large part to the expected global economic recovery. ASMs are expected to increase approximately 4% to 6% in 2011. ASM expectations could be adversely affected if airlines choose to fly their in-service airplanes less frequently, or temporarily ground airplanes due to decreased demand, high fuel prices and other factors including weaker than expected global economic recovery.
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
Long-term Sustainable Growth
We believe that we are well positioned to grow our sales, organically and through acquisitions, over the long-term due to:
•	Awards for key products on important new and expected programs, including the Airbus A350 XWB, the Boeing 787 and 747-8, the Pratt & Whitney PurePower™ PW1000G engine and the Lockheed Martin F-35 Lightning II;

•	The large installed base of commercial airplanes and our strong positions on newer, more fuel-efficient airplanes, which should fuel sustained long-term aftermarket strength;

•	Balance in the commercial airplane market, with strong sales to Airbus, Boeing and the regional and business jet airplane manufacturers;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product and service sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems, intelligence, surveillance and reconnaissance products and precision guidance systems for munitions.

Third Quarter 2010 Sales Content by Market Channel
During the third quarter 2010, approximately 95% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	15%
Boeing Commercial OE	11%
Regional, Business and General Aviation Airplane OE	6%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	32%

Large Commercial Airplane Aftermarket	25%
Regional, Business and General Aviation Airplane Aftermarket	6%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	31%

Total Defense and Space	32%

Other	5%

Total	100%

Results of Operations — Third Quarter 2010 as Compared to Third Quarter 2009

	Third Quarter		Favorable \ (Unfavorable)
	2010	2009	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$1,748.0	$1,647.7	$100.3	6.1

Segment operating income (1)	$302.6	$260.9	$41.7	16.0
Corporate general and administrative costs	(41.5)	(32.0)	(9.5)	(29.7)

Total operating income	261.1	228.9	32.2	14.1
Net interest expense	(34.5)	(30.4)	(4.1)	(13.5)
Other income (expense) — net	(3.6)	(7.9)	4.3	54.4

Income from continuing operations before income taxes	223.0	190.6	32.4	17.0
Income tax expense	(61.7)	(45.7)	(16.0)	(35.0)

Income from continuing operations	161.3	144.9	16.4	11.3
Income from discontinued operations	0.1	3.3	(3.2)	(97.0)

Consolidated net income	161.4	148.2	13.2	8.9
Net income attributable to noncontrolling interests	(1.2)	(2.8)	1.6	57.1

Net income attributable to Goodrich	$160.2	$145.4	$14.8	10.2

Effective tax rate	27.7%	24.0%

Diluted EPS:
Continuing operations	$1.25	$1.12	$0.13	11.6

Net income attributable to Goodrich	$1.25	$1.14	$0.11	9.6

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

Sales
The sales increase in the third quarter 2010 as compared to the third quarter 2009 was driven by changes in each of our major market channels as follows:
•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $58 million, or 12%, including organic growth of approximately 4%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately $18 million, or 21%, including sales associated with the recent acquisition of DeCrane Holdings Co. (DeCrane). Organic growth in this market channel was approximately 15%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately $13 million, or 3%; and

•	Large commercial airplane original equipment sales increased by approximately $9 million, or 2%.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to higher incentive compensation expense and higher medical costs.
Net interest expense
Net interest expense increased primarily as a result of higher debt levels in the third quarter 2010 as compared to the third quarter 2009.
Other income (expense) — net
Other income (expense) — net decreased for the third quarter 2010 as compared to the third quarter 2009, primarily as a result of lower net losses of approximately $4 million from equity in affiliated companies.
Income from continuing operations
In addition to the items described above, income from continuing operations during the third quarter 2010 as compared to the third quarter 2009 also was affected by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Changes in estimates on long-term contracts	$9.6	$6.0	$0.05

Higher effective tax rate	$—	$(8.3)	$(0.06)

Changes in estimates on long-term contracts
During the third quarters of 2010 and 2009, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses. These changes in estimates resulted in higher after-tax income of $6 million in the third quarter of 2010 compared to the third quarter of 2009. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements on current and/or follow-on contracts.
Higher effective tax rate
For the third quarter of 2010 we reported an effective tax rate of 27.7% as compared to 24% for the third quarter of 2009. The higher effective tax rate for the third quarter of 2010 as compared to the third quarter of 2009 increased by approximately 3 percentage points, primarily attributable to lower foreign and domestic tax credits, including the impact of the U.S. Research and Development Credit (R&D Credit) which has not been extended beyond December 31, 2009, and benefits related to domestic manufacturing. See Note 14, “Income Taxes”, to our condensed consolidated financial statements.
Results of Operations — Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

	Nine Months Ended
	September 30,		Favorable \ (Unfavorable)
	2010	2009	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$5,160.7	$5,043.3	$117.4	2.3

Segment operating income (1)	$868.6	$824.7	$43.9	5.3
Corporate general and administrative costs	(111.2)	(86.6)	(24.6)	(28.4)

Total operating income	757.4	738.1	19.3	2.6
Net interest expense	(101.2)	(89.2)	(12.0)	(13.5)
Other income (expense) — net	(14.4)	(18.7)	4.3	23.0

Income from continuing operations before income taxes	641.8	630.2	11.6	1.8
Income tax expense	(206.6)	(162.4)	(44.2)	(27.2)

Income from continuing operations	435.2	467.8	(32.6)	(7.0)
Income from discontinued operations	1.4	35.0	(33.6)	(96.0)

Consolidated net income	436.6	502.8	(66.2)	(13.2)
Net income attributable to noncontrolling interests	(6.2)	(10.5)	4.3	41.0

Net income attributable to Goodrich	$430.4	$492.3	$(61.9)	(12.6)

Effective tax rate	32.2%	25.8%

Diluted EPS:
Continuing operations	$3.35	$3.61	$(0.26)	(7.2)

Net income attributable to Goodrich	$3.36	$3.88	$(0.52)	(13.4)

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

Sales
The sales increase in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was driven by changes in each of our major market channels as follows:
•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $173 million, or 12%, including organic growth of approximately 4%;

•	Large commercial airplane original equipment sales increased by approximately $55 million, or 4%; partially offset by

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately $62 million, or 4%; and

•	Regional, business and general aviation airplane original equipment sales decreased by approximately $36 million, or 11%.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to higher incentive compensation expense and medical costs, unfavorable foreign exchange and higher lease-related costs.
Net interest expense
Net interest expense increased primarily as a result of higher debt levels in the nine months ending September 30, 2010 as compared to the nine months ending September 30, 2009.
Other income (expense) — net
Other income (expense) — net decreased for the nine months ending September 30, 2010 from September 30, 2009, primarily as a result of lower net losses of approximately $5 million from equity in affiliated companies partially offset by higher expenses related to previously owned businesses of approximately $2 million.

Income from continuing operations
In addition to the items described above, income from continuing operations during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Changes in estimates on long-term contracts	$44.9	$28.2	$0.22

Lower pension expense	$13.9	$8.7	$0.08

Foreign exchange, including remeasurement of monetary assets/liabilities	$11.2	$7.0	$0.05

Higher effective tax rate	$—	$(41.1)	$(0.32)

Changes in estimates on long-term contracts
During the nine months ended September 30, 2010 and 2009, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses, which resulted in higher income of approximately $45 million in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.
Lower pension expense
The decrease in pension expense was primarily due to the timing of plan contributions in 2010, favorable actuarial experience and the favorable return on our plan assets in 2009, partially offset by a lower discount rate for our U.S. plans.
Foreign exchange
The net favorable foreign exchange was primarily due to approximately $21 million of lower net losses on cash flow hedges settled during the nine months ended September 30, 2010, partially offset by approximately $12 million relating to unfavorable foreign currency translation of net costs in currencies other than the U.S. dollar.
Higher effective tax rate
For the nine months ended September 30, 2010, we reported an effective tax rate of 32.2% as compared to 25.8% for the nine months ended September 30, 2009. The increase in the effective tax rate for the nine months ended September 30, 2010 was primarily due to a charge of approximately $10 million in the first quarter of 2010 to adjust deferred income taxes for the enactment of health care reform legislation in the U.S., which increased our effective tax rate by approximately 2 percentage points. Our effective tax rate for the nine months ended September 30, 2009 included a benefit from an adjustment to state taxes which reduced the effective tax rate by approximately 2 percentage points. In addition, our effective tax rate during the nine months ended September 30, 2010 was not reduced for the benefit of the R&D Credit because the federal statute authorizing the R&D Credit had not been extended beyond December 31, 2009, which increased the effective tax rate in 2010 by approximately 2 percentage points. See Note 14, “Income Taxes”, to our condensed consolidated financial statements.

Income from discontinued operations
During the nine months ended September 30, 2009, results included after-tax income from discontinued operations totaling $35 million, or $0.27 per diluted share, primarily associated with the resolution of a past environmental claim. There were no significant items related to discontinued operations during the nine months ended September 30, 2010.
2010 OUTLOOK
We expect the following approximate results for the year ending December 31, 2010:

	2010 Outlook	2009 Actual
Sales	$7 billion	$6.7 billion
Diluted EPS — Income From Continuing Operations Attributable to Goodrich	$4.30 to $4.35 per share	$4.43 per share
Diluted EPS — Net Income Attributable to Goodrich	$4.30 to $4.35 per share	$4.70 per share
Capital Expenditures	$225 million to $250 million	$169 million
Operating Cash Flow minus Capital Expenditures	50% of net income attributable to Goodrich	87% of net income from continuing operations attributable to Goodrich
The full year 2010 sales outlook has been adjusted to $7 billion, compared to the prior outlook of $7.1 billion. For the full year 2010, sales are expected to grow approximately 5%, compared to 2009 sales. The outlook for diluted earnings per share for income from continuing operations and net income attributable to Goodrich has been adjusted to $4.30 to $4.35 per share, compared to the prior outlook of $4.30 to $4.45 per share. The current outlook includes debt redemption costs of approximately $0.18 per diluted share, which were not included in the prior outlook and will be recognized in the fourth quarter of 2010. Excluding these costs, the current outlook would have increased above the prior outlook by $0.10 to $0.20 per diluted share, driven by better operating margin performance. Our 2010 outlook includes a full year 2010 effective tax rate of approximately 30% and no longer includes any benefit related to an assumed extension of the R&D Credit. The outlook for operating cash flow minus capital expenditures was reduced to include an expected accelerated pension contribution of $300 million, partially offset by improved cash flow from operations and lower capital expenditures.
Sales
Our current market assumptions, for each of our major market channels, for the full year 2010 outlook, compared to the full year 2009, include the following:
•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase approximately 15%, including sales generated by the December 2009 acquisition of Atlantic Global Holdings LLC (AIS). Organic growth is expected to be approximately 5% in 2010, compared to 2009;

•	Large commercial airplane original equipment sales are expected to increase approximately 4%;

•	Regional, business and general aviation airplane original equipment sales are expected to grow by approximately 4%, including sales associated with the acquisition of DeCrane. Excluding the sales from the DeCrane acquisition, sales in this market channel would be expected to decrease by approximately 6% to 7%; and

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to be approximately the same as they were in 2009. We expect year-over-year sales growth in the fourth quarter 2010 to exceed 10%.
Cash Flow
We expect net cash provided by operating activities, minus capital expenditures, to be approximately 50% of net income, including an expected incremental $300 million pension contribution in the fourth quarter of 2010. We expect capital expenditures for 2010 to be approximately $225 to $250 million. Worldwide pension plan contributions are now expected to be approximately $450 million in 2010.
2011 OUTLOOK
We expect the following approximate results for the years ending December 31, 2011 and December 31, 2010:

	2011 Outlook	2010 Outlook
Sales	$7.7 billion to $7.8 billion	$7 billion
Diluted EPS — Income From Continuing Operations Attributable to Goodrich	$5.00 to $5.20 per share	$4.30 to $4.35 per share
Diluted EPS — Net Income Attributable to Goodrich	$5.00 to $5.20 per share	$4.30 to $4.35 per share
Capital Expenditures	$300 million to $350 million	$225 million to $250 million
Operating Cash Flow minus Capital Expenditures	Exceed 85% of net income attributable to Goodrich	50% of net income attributable to Goodrich
Our 2011 outlook assumes, among other factors:
•	Lower worldwide pre-tax pension expense of approximately $30 million, or $0.15 per diluted share. The estimate for 2011 pension expense currently assumes a 2010 actual return on U.S. plan assets of 9% and a 2011 U.S. discount rate of 5%, both of which reflect conditions as of September 30, 2010. The lower 2011 pension expense is the result of actuarial changes and the benefit of a $300 million incremental contribution that we expect to make during the fourth quarter of 2010. Because almost all of the plan participants are now inactive, we are changing our amortization period for gains and losses on our U.S. salaried pension plan to the estimated remaining life of plan participants rather than the estimated remaining service period of active plan participants. The change will have the added benefit of lowering pension expense sensitivity to changes in discount rates and rate of return on plan assets in future years. We also expect to reduce our expected long-term rate of return on plan assets assumptions as of January 1, 2011. Pension expense for 2011 will be finalized based on actual asset values and discount rates on December 31, 2010; and

•	A full-year effective tax rate of approximately 30% for 2011, consistent with the expected tax rate for 2010. The 2011 effective tax rate includes a full-year 2011 benefit of 1.5%, or $0.10 per diluted share, related to an assumed extension of the R&D tax credit, which has not yet occurred.

Sales
Our current market assumptions, for each of our major market channels, for the full year 2011 outlook, compared to expectations for the full year 2010, include the following:
•	Large commercial airplane original equipment sales are expected to increase approximately 15% to 20%. This outlook assumes all announced production rate increases are implemented, and that Boeing 787 deliveries begin in the first quarter of 2011 and 747-8 deliveries begin in mid-year 2011;

•	Regional, business and general aviation airplane original equipment sales are expected to grow approximately 35% to 40%, including incremental sales associated with the DeCrane acquisition. Excluding the sales from the DeCrane acquisition, sales would be expected to increase approximately 4%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase approximately 5% to 7% percent. This outlook assumes worldwide ASMs increase approximately 4% to 6%, compared to 2010; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase approximately 5% to 6%.
Cash Flow
We expect net cash provided by operating activities, minus capital expenditures, to exceed 85% of net income. This outlook reflects ongoing investments to support the current schedule for the Boeing 787 and Airbus A350 XWB airplane programs, fixed assets and working capital to support announced production rate increases associated with the Boeing 737 and Airbus A320 airplanes, and low-cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long term. The company expects capital expenditures for 2011 to be approximately $300 million to $350 million. Worldwide pension plan contributions are expected to be approximately $50 million to $100 million.
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
Third Quarter 2010 Compared with Third Quarter 2009

	Third Quarter		Increase/	%	% of Sales
	2010	2009	(Decrease)	Change	2010	2009
		(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$631.1	$629.3	$1.8	0.3
Nacelles and Interior Systems	582.7	561.8	20.9	3.7
Electronic Systems	534.2	456.6	77.6	17.0

	$1,748.0	$1,647.7	$100.3	6.1

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$79.5	$59.7	$19.8	33.2	12.6	9.5
Nacelles and Interior Systems	136.8	130.8	6.0	4.6	23.5	23.3
Electronic Systems	86.3	70.4	15.9	22.6	16.2	15.4

	$302.6	$260.9	$41.7	16.0	17.3	15.8

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the third quarter 2010 increased from the third quarter 2009 primarily due to the following:
•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $14 million, primarily in our wheels and brakes business; and

•	Higher defense and space OE and aftermarket sales primarily in our wheels and brakes business of approximately $4 million; partially offset by

•	Lower large commercial airplane OE sales of approximately $11 million, primarily in our landing gear and actuation systems businesses; and

•	Lower other aerospace sales of approximately $4 million primarily in our engine components business.

Actuation and Landing Systems segment operating income for the third quarter 2010 increased from the third quarter 2009 primarily as a result of the following:
•	Favorable product mix and higher sales volume primarily in our landing gear and wheels and brakes businesses, which resulted in higher income of approximately $20 million;

•	Higher income of approximately $8 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2010; and

•	Favorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $2 million; partially offset by

•	Lower income of approximately $10 million due to higher operating costs, primarily in our landing gear business, partially offset by favorable pricing across all businesses.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the third quarter 2010 increased from the third quarter 2009 primarily due to the following:
•	Higher large commercial OE sales of approximately $17 million, primarily in our aerostructures business; and

•	Higher regional, business and general aviation airplane OE sales of approximately $13 million, primarily in our aerostructures business; partially offset by

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $10 million, primarily in our aerostructures business.
Nacelles and Interior Systems segment operating income for the third quarter 2010 increased from the third quarter 2009 primarily due to the following:
•	Reduced operating costs across all businesses, which resulted in higher income of approximately $7 million; and

•	Higher income of approximately $3 million related to revisions in estimates for certain long-term contracts, which were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements on current and/or follow-on contracts; partially offset by

•	Lower aftermarket sales volume primarily in our aerostructures business, which resulted in lower income of approximately $4 million.

Electronic Systems: Electronic Systems segment sales for the third quarter 2010 increased from the third quarter 2009 primarily due to the following:
•	Higher defense and space OE and aftermarket sales of approximately $53 million, across most businesses, including sales associated with the acquisition of AIS which occurred in December 2009;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $9 million, primarily in our engine controls and electrical power systems business;

•	Higher regional, business and general aviation OE sales of approximately $6 million, primarily in our sensors and integrated systems business; and

•	Higher other aerospace and non-aerospace sales of approximately $6 million primarily in our sensors and integrated systems and intelligence, surveillance and reconnaissance businesses.
Electronic Systems segment operating income for the third quarter 2010 increased from the third quarter 2009 primarily due to the following:
•	Higher sales volume partially offset by unfavorable product mix across most businesses, which resulted in higher income of approximately $17 million; and

•	Favorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $2 million; partially offset by

•	Higher operating costs across all businesses, including incremental costs associated with the acquisition of AIS, offset by favorable pricing primarily in our sensors and integrated systems and engine controls and electrical power systems businesses.
Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

	Nine Months Ended
	September 30,		Increase/	%	% of Sales
	2010	2009	(Decrease)	Change	2010	2009
		(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$1,852.3	$1,879.2	$(26.9)	(1.4)
Nacelles and Interior Systems	1,715.9	1,789.2	(73.3)	(4.1)
Electronic Systems	1,592.5	1,374.9	217.6	15.8

	$5,160.7	$5,043.3	$117.4	2.3

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$209.4	$198.6	$10.8	5.4	11.3	10.6
Nacelles and Interior Systems	407.0	414.7	(7.7)	(1.9)	23.7	23.2
Electronic Systems	252.2	211.4	40.8	19.3	15.8	15.4

	$868.6	$824.7	$43.9	5.3	16.8	16.4

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the nine months ended September 30, 2010 decreased from the nine months ended September 30, 2009 primarily due to the following:
•	Lower regional, business and general aviation airplane OE sales, across all businesses, of approximately $36 million;

•	Lower other aerospace and non-aerospace sales of approximately $28 million, primarily in our engine components business; partially offset by

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales, primarily in our aircraft wheels and brakes and actuation systems businesses, of approximately $23 million; and

•	Higher large commercial airplane OE sales of approximately $12 million, primarily in our landing gear business.
Actuation and Landing Systems segment operating income for the nine months ended September 30, 2010 increased from the nine months ended September 30, 2009 primarily as a result of the following:
•	Higher income of approximately $9 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2010;

•	Favorable product mix partially offset by lower sales volume, primarily in our landing gear and engine components businesses, which resulted in higher income of approximately $8 million; and

•	Favorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $8 million; partially offset by

•	Lower income of approximately $15 million due to higher operating costs, primarily in our landing gear business, partially offset by favorable pricing across most businesses.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the nine months ended September 30, 2010 decreased from the nine months ended September 30, 2009 primarily due to the following:
•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $109 million, partially offset by higher sales of approximately $15 million related to revisions in estimates for certain long-term contracts, which were primarily related to finalization of contract terms in our aerostructures business; and

•	Lower defense and space OE and aftermarket sales of approximately $17 million, primarily in our interiors business; partially offset by

•	Higher large commercial airplane OE sales of approximately $40 million across all businesses.
Nacelles and Interior Systems segment operating income for the nine months ended September 30, 2010 decreased from the nine months ended September 30, 2009 primarily due to the following:
•	Lower aftermarket sales volume primarily in our aerostructures business, which resulted in lower income of approximately $76 million; and

•	Unfavorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $3 million; partially offset by

•	Higher income of approximately $43 million related to revisions in estimates for certain long-term contracts, which were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts; and

•	Reduced operating costs, primarily in our aerostructures and interiors businesses, partially offset by unfavorable pricing in our aerostructures business, which resulted in higher income of approximately $29 million.
Electronic Systems: Electronic Systems segment sales for the nine months ended September 30, 2010 increased from the nine months ended September 30, 2009 primarily due to the following:
•	Higher defense and space OE and aftermarket sales of approximately $188 million, across all of our businesses, including sales associated with the acquisition of AIS which occurred in December 2009;

•	Higher other aerospace and non-aerospace sales of approximately $16 million, primarily in our sensors and integrated systems and intelligence, surveillance and reconnaissance businesses; and

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $13 million, primarily in our sensors and integrated systems and engine controls and electrical power systems businesses.
Electronic Systems segment operating income for the nine months ended September 30, 2010 increased from the nine months ended September 30, 2009 primarily due to the following:
•	Higher sales volume, across all of our businesses, partially offset by unfavorable mix across most businesses, which resulted in higher income of approximately $33 million;

•	Favorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $11 million; and

•	Favorable pricing in our engine controls and electrical power systems business, partially offset by higher operating costs across all of our businesses, including incremental costs associated with our recent acquisitions, which resulted in higher income of approximately $8 million; partially offset by

•	Lower income of approximately $7 million related to unfavorable changes in estimates for certain long-term contracts in our and intelligence, surveillance and reconnaissance business.
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
The following events have or will affect our liquidity and capital resources during 2010:
•	We paid quarterly dividends of $0.27 per share on January 4, April 1, July 1 and October 1;

•	We repurchased 1.1 million shares for $74.7 million under our share repurchase program;

•	We contributed approximately $131 million to our worldwide qualified and non-qualified pension plans through September 30, 2010. We now expect to contribute a total of approximately $450 million to these plans in 2010;

•	On June 9, 2010, we acquired Crompton Technology Group, Ltd. (CTG), a leading designer and manufacturer of advanced carbon fiber composite products for the aerospace, defense, advanced vehicle and clean energy markets, for $51.7 million, net of cash acquired. CTG is reported in the Actuation and Landing Systems segment;

•	On September 13, 2010, we issued $600 million in senior notes which mature on February 1, 2021. We used the net proceeds to fund the redemption of our senior notes discussed below and for other general corporate purposes including worldwide defined benefit pension plan contributions;

•	On September 22, 2010, we acquired the cabin management assets of DeCrane, a leading provider of seating, furniture, veneers and cabin management systems for the business jet market, for $281 million, net of cash acquired. DeCrane is reported in the Nacelles and Interior Systems segment;

•	On October 12, 2010, we redeemed our $257,460,000 principal amount 7.625% senior notes due in 2012. We will recognize a loss on the redemption of the senior notes of approximately $35 million, including a premium of $37.4 million and a gain of $2.5 million for terminated interest rate swaps net of the recognition of unamortized costs related to the notes in the fourth quarter of 2010; and

•	On October 12, 2010, our Board of Directors declared a quarterly dividend of $0.29 per share of common stock, payable December 30, 2010 to shareholders of record as of December 1, 2010. This dividend declaration represents a 7% increase over the previous quarterly dividend of $0.27 per share of common stock.
Cash
At September 30, 2010, we had cash and cash equivalents of $1,351.3 million, as compared to $811 million at December 31, 2009.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $433.4 million was available at September 30, 2010; and

•	$75 million of uncommitted domestic money market facilities of which $54.8 million was available at September 30, 2010 and $157.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing and documentary credit requirements, of which $145.2 million was available at September 30, 2010.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $182.6 million at September 30, 2010.
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

Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At September 30, 2010, our contracts had a notional amount of $1,927.8 million, fair value of a $29.5 million net asset and maturity dates ranging from October 2010 to December 2015. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a loss of $3.3 million. During the nine months ended September 30, 2010 and 2009 we realized net losses of $26.8 million and $46.5 million, respectively, related to contracts that settled. During the third quarter of 2010 and 2009, we realized net losses of $9.9 million and $6.8 million, respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At September 30, 2010, our contracts had a notional amount of $33.5 million and a fair value of a $0.8 million net liability. At December 31, 2009, our contracts had a notional amount of $57.9 million and a fair value of a $2.5 million net liability. During the nine months ended September 30, 2010 and 2009, we realized net losses of $16.5 million and net gains of $15.9 million, respectively, for contracts entered into and settled during those periods. During the third quarter of 2010 and 2009, we realized net gains of $16 million and of $2.9 million, respectively for contracts entered into and settled during those periods.
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
Contractual Obligations and Other Commercial Commitments
As of September 30, 2010, purchase obligations were approximately $799 million, compared to approximately $934 million at December 31, 2009. In addition, on September 13, 2010, we issued $600 million in senior notes which mature on February 1, 2021 and on October 12, 2010, we redeemed our $257,460,000 principal amount 7.625% senior notes due in 2012. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2009. The table excludes our liability for unrecognized tax benefits, which was $308.9 million at September 30, 2010, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities. The table also excludes our pension and postretirement benefit obligations. We now expect to contribute a total of approximately $450 million to our worldwide qualified and non-qualified pension plans in 2010.

CASH FLOW
The following table summarizes our cash flow activity for the nine months ended September 30, 2010 and 2009:

	2010	2009	Change
	(Dollars in millions)
Operating activities of continuing operations	$505.4	$427.0	$78.4
Investing activities of continuing operations	$(442.8)	$(145.1)	$(297.7)
Financing activities of continuing operations	$486.2	$95.9	$390.3
Discontinued operations	$(0.6)	$34.2	$(34.8)
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the nine months ended September 30, 2010 primarily consisted of favorable working capital changes and lower pension contributions, partially offset by lower consolidated net income. Pension and postretirement benefit contributions were $151.2 million and $200.1 million for the nine months ended September 30, 2010 and 2009, respectively.
Investing Activities of Continuing Operations
Net cash used by investing activities for the nine months ended September 30, 2010 and 2009 included capital expenditures of $99.6 million and $115 million, respectively and payments made for acquisitions, net of cash acquired, of $342.6 million and $29.9 million, respectively.
Financing Activities of Continuing Operations
The increase in net cash provided by financing activities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 consisted primarily of net proceeds from the issuance of $600 million senior notes in 2010, partially offset by purchases of our common stock in connection with our share repurchase program of approximately $87 million.
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
Our condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $69.1 million and $66.1 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, $15.7 million and $11.3 million, respectively, of the accrued liability for environmental remediation were included in accrued expenses. At September 30, 2010 and December 31, 2009, $28.4 million and $25.3 million, respectively, was associated with ongoing operations and $40.7 million and $40.8 million, respectively, was associated with previously owned businesses.

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
At September 30, 2010 and December 31, 2009, the deferred settlement credit was $46.7 million and $45 million, respectively, for which $6 million and $6.1 million, respectively, was reported in accrued expenses and $40.7 million and $38.9 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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
Guarantees
At September 30, 2010, we had letters of credit and bank guarantees of $120.2 million and residual value guarantees of lease obligations of $11 million. See Note 10, “Financing Arrangements” to our condensed consolidated financial statements. At September 30, 2010, we were a guarantor on a revolving credit agreement totaling £30 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line with a notional amount of $138 million at September 30, 2010. We are indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.
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
The Boeing 787 program experienced delays in its development schedule. Boeing requested changes and enhancements in the design of our product. Under the terms of our contract, we were entitled to equitable adjustments. In accordance with these provisions, we asserted adjustments that were material. During 2010, we finalized an agreement with Boeing that resolved the assertions. The financial terms of the agreement were consistent with our outlook and did not have a material effect on our financial position, results of operations and/or cash flows.
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. We were selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of September 30, 2010, we have $29.4 million of pre-production costs reported as in-process inventory related to this program.

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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. The additional tax associated with the Franchise Tax Board’s position is $4.5 million. The amount of accrued interest associated with the additional tax is approximately $30 million at September 30, 2010. In addition, the State of California enacted an amnesty provision that imposes nondeductible penalty interest equal to 50% of the unpaid interest amounts relating to taxable years ended before 2003. The penalty interest is approximately $15 million at September 30, 2010. The tax and interest amounts continue to be contested by Rohr. No payment has been made for the $30 million of interest or $15 million of penalty interest. In April 2009, the Superior Court of California issued a ruling granting our motion for summary judgment. In August 2009 the State of California appealed the ruling.
Following settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997, California audited our amended tax returns and issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. We submitted a protest of the assessment to the California Franchise Tax Board in November 2008.
We reached a comprehensive settlement with the California Franchise Tax Board on October 14, 2010 addressing all issues through 2001. We expect to recognize a tax benefit of approximately $23 million in the fourth quarter of 2010.

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
If in-process inventory plus estimated costs to complete a specific contract exceed the anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period identified, thus reducing inventory to estimated realizable value. Progress payments and advances are classified as a reduction of inventory when they represent non-refundable payments for work-in-process and cash received from government customers where the government has legal title to the work-in-process.
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At September 30, 2010 and December 31, 2009, the carrying amount of participation payments was $117.4 million. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the three and nine months ended September 30, 2010 or 2009.
Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At September 30, 2010 and December 31, 2009, the carrying amount of sales incentives was $59.6 million and $60.4 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the three and nine months ended September 30, 2010 or 2009.

Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At September 30, 2010 and December 31, 2009, the carrying amount of flight certification costs was $42.7 million and $45 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in the three and nine months ended September 30, 2010 or 2009.
Entry Fee
Our aerostructures business in our Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payment is referred to as an entry fee and entitles us to a controlled access supply contract and a percentage of total program revenue generated by the OEM. The entry fee is capitalized in other assets and is amortized over units of delivery as a reduction to sales. At September 30, 2010 and December 31, 2009, the carrying amount of the entry fee was $23.8 million and $24.5 million, respectively. The carrying amount of the entry fee is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of the entry fee is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of the entry fee. If the carrying value of the entry fee exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fee to its recoverable amount. No such impairment charge was recorded in the three and nine months ended September 30, 2010 or 2009.
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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first nine months of 2010 and 2009 was $65.41 and $38.37 per unit, respectively.
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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787 Dreamliner, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787 Dreamliner, the Airbus A380 and A350 XWB aircraft programs, and major military programs;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	the extent to which we are successful in integrating and achieving expected operating synergies for recent and future acquisitions;

•	successful development of products and advanced technologies;

•	the impact of bankruptcies and/or consolidations in the airline industry;

•	the health of the commercial aerospace industry, including the large commercial, regional, business and general aviation aircraft manufacturers;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which changes in regulations and/or assumptions result in changes to expenses relating to employee and retiree medical and pension benefits;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental, asbestos and other claims arising out of the divestiture of our tire, vinyl, engineered industrial products and other businesses;

•	the effect of changes in accounting policies or legislation, including tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, interest rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, joint ventures, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.

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
At September 30, 2010, a hypothetical 100 basis point increase in reference interest rates would increase annual interest expense by $0.3 million. At September 30, 2010, a hypothetical 10% strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $265.7 million. The fair value of these foreign currency forward contracts was an asset of $29.5 million at September 30, 2010. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended September 30, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
July 2010	3,148	$65.76	—
August 2010	200,934	69.93	200,000
September 2010	82	72.63	—

Total	204,164	69.87	200,000	$156 million

(1)	The category includes 4,164 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount of shares that could be purchased under the Program from $300 million to $600 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on October 21, 2010, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended September 30, 2010 and September 30, 2009, (ii) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2010 and September 30, 2009, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
October 21, 2010

GOODRICH CORPORATION
By	/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

By	/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to Goodrich Corporation’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on October 21, 2010, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended September 30, 2010 and September 30, 2009, (ii) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2010 and September 30, 2009, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.