Form 10-K
period 2010-12-31
GOODRICH CORP
filed 2011-02-15
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity of the registrant, consisting solely of common stock, held by nonaffiliates of the registrant as of June 30, 2010 was $8.3 billion.

The number of shares of common stock outstanding as of January 31, 2011 was 125,605,938 (excluding 14,000,000 shares held by a wholly owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

PART I

Item 1.	Business

Overview

We are one of the largest worldwide suppliers of aerospace components, systems and services to the commercial and general aviation airplane markets. We also are a leading supplier of systems and products to the global defense and space markets. Our business is conducted globally with manufacturing, service and sales undertaken in various locations throughout the world. Our products and services are sold principally to customers in North America, Europe and Asia.

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

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations include Goodrich Aviation Technical Services, Inc. (ATS), which was sold in November 2007.

Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Goodrich” as used herein refer to Goodrich Corporation and its subsidiaries.

As used in this Form 10-K, the following terms have the following meanings:

•	“aftermarket” means products and services provided to our customers to replace, repair or overhaul original equipment (OE) parts and systems;

•	“commercial” means large commercial and regional airplanes;

•	“large commercial” means commercial airplanes manufactured by Airbus S.A.S. (Airbus) and The Boeing Company (Boeing);

•	“regional” means commercial airplanes produced by manufacturers other than Airbus and Boeing, such as Bombardier and Embraer; and

•	“general aviation” means business jets and all other non-commercial, non-military airplanes.

Business Segment Information

Our three business segments are as follows:

•	The Actuation and Landing Systems segment provides systems, components and related services pertaining to aircraft taxi, take-off, flight control, landing and stopping, and engine components, including fuel delivery systems and rotating assemblies.

•	The Nacelles and Interior Systems segment produces products and provides maintenance, repair and overhaul services associated with aircraft engines, including thrust reversers,

cowlings, nozzles and their components, and aircraft interior products, including slides, seats, cargo and lighting systems.

•	The Electronic Systems segment produces a wide array of systems and components that provide flight performance measurements, flight management, fuel controls, electrical systems, control and safety data, reconnaissance and surveillance systems and precision guidance systems.

For financial information about our segments, see Note 3, “Business Segment Information” to our consolidated financial statements.

Key Products and Services

We provide products and services for the entire life cycle of airplane and defense programs, including a significant level of aftermarket support for our key products. Our key products include:

•	Actuation systems — equipment that utilizes linear, rotary or fly-by-wire actuation to control movement. We manufacture a wide-range of actuators including primary and secondary flight controls, helicopter main and tail rotor actuation, engine and nacelle actuation, utility actuation, precision weapon actuation and land vehicle actuation.

•	Landing gear — complete landing gear systems for commercial, general aviation and defense aircraft.

•	Aircraft wheels and brakes — aircraft wheels and brakes for a variety of commercial, general aviation and defense applications.

•	Nacelles — the structure surrounding an aircraft engine. Components of a nacelle include thrust reversers, inlet and fan cowls, nozzle assemblies, exhaust systems and other structural components. Our aerostructures business is one of a few businesses that is a nacelle integrator, which means that we have the capabilities to design and manufacture all components of a nacelle, dress the engine systems and coordinate the installation of the engine and nacelle to the aircraft.

•	Interiors — interior products, including evacuation slides, specialty seating, cargo systems, lighting systems, cabin interior furnishings and cabin management systems.

•	Engine control systems — applications for large and small commercial engines, helicopters and all forms of military aircraft. Our products include fuel metering controls, fuel pumping systems, electronic controls (software and hardware), variable geometry actuation controls and engine health monitoring systems.

•	Intelligence surveillance and reconnaissance systems — high performance custom engineered electronics, optics, shortwave infrared cameras and arrays, and electro-optical products and services for sophisticated defense, scientific and commercial applications.

•	Sensor systems — aircraft and engine sensors that provide critical measurements for flight control, cockpit information and engine control systems.

•	Power systems — aircraft electrical power systems for large commercial airplanes, business jets and helicopters. We supply these systems to defense and civil customers around the globe.

Customers

We serve a diverse group of customers worldwide in the commercial and general aviation airplane markets and in the global defense and space markets. We market our products, systems and services directly to our customers through an internal marketing and sales force and through sales subsidiaries and distributors in various countries.

In 2010, 2009 and 2008, direct and indirect sales to the United States (U.S.) government were approximately 25%, 22% and 17%, respectively, of consolidated sales. Indirect sales to the U.S. government include a portion of the direct and indirect sales to Boeing.

In 2010, 2009 and 2008, direct and indirect sales to Airbus were approximately 17%, 17% and 15%, respectively, of consolidated sales. In 2010, 2009 and 2008, direct and indirect sales to Boeing were approximately 15%, 16% and 14%, respectively, of consolidated sales.

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

System	Primary Market Channels	Major Non-Captive Competitors(1)

Actuation and Landing Systems

Wheels, Brakes and Brake Control Systems	Commercial/Regional/ Business/Defense	Honeywell International Inc.; Messier-Bugatti (a subsidiary of SAFRAN); Meggitt Aircraft Braking Systems; Crane Co.; Triumph Group Inc.

Landing Gear	Large Commercial/Defense	Messier-Dowty (a subsidiary of SAFRAN), Liebherr-Holding GmbH; Héroux-Devtek Inc.; APPH Ltd; Sumitomo Precision; GE Aviation; Loud Engineering

Flight Control Actuation	Large Commercial/Defense	Parker Hannifin Corporation; United Technologies Corporation; Liebherr-Holding GmbH; Moog Inc.; Nabtesco Aerospace, Inc.; Woodward Governor Company; Eaton Aerospace Ltd.

Power Transmission Systems	Commercial and Military Helicopters	Kamatics (a subsidiary of Kaman Corporation); Pankl Aerospace Systems Inc. (a subsidiary of Pankl Racing Systems AG); Rexnord Industries, LLC

Turbine Fuel Technologies	Large Commercial/Military/ Regional/Business	Parker Hannifin Corporation; Woodward Governor Company

Turbomachinery Products	Aero and Industrial Turbine Components	Blades Technology; Samsung; Alcoa Howmet (a subsidiary of Alcoa Inc.); PZL, LLC (a subsidiary of United Technologies Corporation); Honeywell — Greer (a subsidiary of Honeywell International, Inc.); TECT Corporation

System	Primary Market Channels	Major Non-Captive Competitors(1)

Nacelles and Interior Systems

Nacelles/Thrust Reversers	Large Commercial/Military	Nexcelle, a joint-venture of Aircelle (a subsidiary of SAFRAN) and Middle River Aircraft Systems (a subsidiary of General Electric); Spirit Aerosystems, Inc.

Evacuation Systems	Large Commercial/Regional	Air Cruisers (a subsidiary of Zodiac S.A.)

Propulsion Systems	Defense	Danaher Corp (Pacific Scientific, McCormick Selph, SDI); Scot, Inc. (a subsidiary of Chemring PLC.); Nammo Talley; Ensign Bickford

Aircraft Crew Seating	Large Commercial/Regional/ Business/Military	Ipeco Holdings Ltd; Sicma Aero Seat (a subsidiary of Zodiac S.A.); EADS Sogerma Services (a subsidiary of EADS European Aeronautical Defense and Space Co.); B/E Aerospace, Inc.; C&D Aerospace Group; BAE Systems

Ejection Seats	Defense	Martin-Baker Aircraft Co. Limited

Lighting	Large Commercial/Regional/ Business/Defense	Page Aerospace Limited; LSI Luminescent Systems Inc.; Honeywell Inc. (Grimes Inc.); Diehl Luftfahrt Elecktronik GmbH (DLE); Zodiac; Luminator; B/E Aerospace; Astronics; Finmeccanica

Cargo Systems	Large Commercial	Telair International (a subsidiary of Teleflex Incorporated); Ancra International LLC, AAR Manufacturing Group, Inc.

Cabin Systems	Business	Zodiac S.A.; B/E Aerospace; Ipeco Holdings Ltd.; Fisher

Electronic Systems

Sensors	Large Commercial/Regional/ Business/Defense	Honeywell International Inc.; Thales, S.A.; Auxitrol (a subsidiary of Esterline Technologies Corporation)

Fuel and Utility Systems	Large Commercial/Defense	Honeywell International Inc.; Parker Hannifin Corporation; Smiths Group plc (a subsidiary of General Electric)

De-Icing Systems	Large Commercial/Regional/ Business/Defense	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.

Aerospace Hoists/Winches	Defense/Search & Rescue/ Commercial Helicopter	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)

Intelligence, Surveillance and Reconnaissance Systems	Defense/Space	BAE Systems, plc; ITT Industries, Inc.; L-3 Communications Holdings, Inc.; Honeywell International Inc.

Power Systems	Large Commercial/Regional/ Business/Defense	Honeywell International Inc.; Smiths Group plc (a subsidiary of General Electric); Hamilton Sunstrand (a subsidiary of United Technologies Corporation)

System	Primary Market Channels	Major Non-Captive Competitors(1)

Engine Controls	Large Commercial Aftermarket/Regional/ Business/Defense/Helicopter	United Technologies Corporation; BAE Systems plc; Honeywell International Inc.; Argo-Tech Corporation, Woodward Governor Company; Hispano-Suiza (a subsidiary of SAFRAN)

(1)	Excludes aircraft manufacturers, airlines and prime defense contractors who, in some cases, have the capability to produce these systems internally.

Backlog

Backlog as of December 31, 2010 was approximately:

				Firm Backlog
				Expected
	Firm	Unobligated	Total	to be Filled
	Backlog	Backlog	Backlog	in 2011
		(Dollars in millions)

Commercial and General Aviation	$2,817	$10,872	$13,689	$2,249
Defense and Space	2,006	916	2,922	1,429

	$4,823	$11,788	$16,611	$3,678

Firm commercial and general aviation backlog includes orders for which we have definitive purchase contracts and the estimated sales value to be realized under firm agreements to purchase future aircraft maintenance and overhaul services. Firm backlog includes fixed, firm contracts that have not been shipped and for which cancellation is not anticipated.

Aircraft manufacturers, such as Airbus and Boeing, may have firm orders for commercial aircraft that are in excess of the number of units covered under their firm contracts with us. We believe it is reasonable to expect that we will continue to provide products and services to these aircraft in the same manner as those under firm contract. Our unobligated commercial and general aviation backlog includes the expected sales value for our product on the aircraft manufacturers’ firm orders for commercial aircraft in excess of the amount included in our firm commercial and general aviation backlog.

Firm defense and space backlog represents the estimated remaining sales value of work to be performed under firm contracts for which the funding has been approved by the U.S. Congress, as well as commitments by international customers that are similarly funded and approved by their governments. Unobligated defense and space backlog represents the estimated remaining sales value of work to be performed under firm contracts for which funding has not been appropriated. Indefinite delivery/indefinite quantity contracts are not reported in backlog.

Backlog may be subject to delivery delays or program cancellations that are beyond our control. Firm backlog approximated $4.5 billion at December 31, 2009.

Raw Materials and Components

We purchase a variety of raw materials and components for use in the manufacture of our products, including aluminum, titanium, steel, various specialty metals and carbon fiber. In some cases we rely on sole-source suppliers for certain of these raw materials and components, and a delay in delivery of these materials and components could create difficulties in meeting our production and delivery obligations. We continue to experience margin and cost pressures in some of our businesses due to increased market prices and limited availability of some raw materials, such as titanium, steel and various specialty metals. We have taken actions to address these market dynamics, including securing long-term supply contracts for titanium, and believe we currently have adequate sources of supply for raw materials and components.

Environmental

We are subject to various U.S. and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We currently are involved in the investigation and remediation of a number of sites under these laws. For additional information concerning environmental matters, see “Item 3. Legal Proceedings — Environmental”.

Research and Development

We perform research and development under Company-funded programs for commercial products and under contracts with customers. Research and development under contracts with others is performed on both defense and commercial products. Total research and development expenses in 2010, 2009 and 2008 were approximately $247 million, $239 million and $284 million, respectively. These amounts are net of approximately $85 million, $101 million and $133 million, respectively, which were funded by customers.

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

Seasonality

Our large commercial, regional, business and general aviation airplane aftermarket market channel is moderately seasonal because certain of our customers maintain busy flight schedules from late November through December. Historically, this has resulted in some sales in this market channel being postponed from the fourth quarter into the first quarter of the following year.

Working Capital

Our working capital is influenced by the following factors:

•	New commercial aircraft development;

•	Aircraft production rate changes by OE manufacturers;

•	Levels of aircraft utilization, age of aircraft in the fleets and types of aircraft utilized by airlines; and

•	Levels of defense spending by governments worldwide.

Our working capital is currently at a high level relative to sales primarily due to introductions of new airplane models such as the Boeing 787 and 747-8 and the Airbus A350 XWB, and new engine types such as the Pratt and Whitney PurePowertm PW 1000G.

Human Resources

As of December 31, 2010, we employed approximately 25,600 people, of which approximately 16,300 were employed in the U.S. and approximately 9,300 people were employed in other countries. We believe that we have good relationships with our employees. Hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through 2013. Approximately 20% of our global labor force is covered by collective bargaining arrangements and approximately 8% of our global labor force is covered by collective bargaining arrangements that will expire within one year. There were no material work stoppages during 2010.

International Operations

We are engaged in business worldwide. We market our products and services through sales subsidiaries and distributors in various countries. We also have international joint venture agreements.

Currency fluctuations, tariffs and similar import limitations, price controls and labor regulations can affect our foreign operations, including foreign affiliates. Other potential limitations on our foreign operations include expropriation, nationalization, restrictions on foreign investments, or their transfers, and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by the inability to exchange the local currency to the U.S. dollar or other restrictive regulations that foreign governments could enact.

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

We are currently under contract to supply components and systems for a number of new commercial, general aviation and military aircraft programs, including the Airbus A380 and A350 XWB, the Boeing 787 and 747-8, the Bombardier CSeries, the Mitsubishi Regional Jet, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II. We have made and will continue to make substantial investments and incur substantial development costs in connection with these programs. We cannot provide assurance that each of these programs will enter full-scale production as expected or that demand for each aircraft will be sufficient to allow us to recover our investment in these programs. In addition, we cannot assure you that we will be able to extend our contracts relating to these programs beyond the initial contract periods. If any of these programs are not successful, it could have a material adverse effect on our business, financial condition or results of operations.

The market segments we serve are cyclical and sensitive to domestic and foreign economic considerations that could adversely affect our business and financial results.

The market segments in which we sell our products are, to varying degrees, cyclical, and have experienced periodic downturns in demand. For example, certain of our commercial aviation products sold to aircraft manufacturers have experienced downturns during slowdowns in the commercial airline industry and during periods of weak general economic conditions, as demand for new aircraft typically declines during these periods. Aftermarket demand for many of our products also is exposed to these business downturns and we have experienced periods of declining demand for our products from aircraft operators in the recent past and may experience downturns in the future.

Capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues,

competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profitability and backlog levels. Also, because a substantial portion of commercial airplane OE deliveries are scheduled beyond 2010, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. Aftermarket sales and service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements that increase reliability and performance. Credit availability to airlines and airline leasing companies also could impact the demand for new aircraft. A reduction in spending by aircraft manufacturers, airlines, airline customers or airline leasing companies could have a significant effect on the demand for our products, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

For the year 2010, approximately 17% of our direct and indirect sales were made to Airbus and approximately 15% of our direct and indirect sales were made to Boeing for all categories of products, including OE and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Demand for our defense and space-related products is dependent upon government spending.

Approximately 32% of our sales for the year 2010 were derived from the defense and space market segment. Included in that category are direct and indirect sales to the U.S. Government, which represented approximately 25% of our sales for 2010. The defense and space market segment is largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending or levels of military flight operations could curtail or enhance our prospects in this market segment, depending upon the programs affected.

Our business could be adversely affected if we are unable to obtain necessary raw materials and components.

We purchase a variety of raw materials and components for use in the manufacture of our products, including aluminum, titanium, steel, various specialty metals and carbon fiber. Our inability to obtain necessary raw materials or an unanticipated increase in the price of such raw materials could impact our capability to manufacture our products and the profitability of our products. In addition, the loss of a significant supplier or the inability of a supplier to meet our performance and quality specifications or delivery schedules could affect our ability to complete our contractual obligations to our customers on a satisfactory, timely and/or profitable basis. These events may adversely affect our operating results, result in the termination of customer contracts or damage our reputation and relationships with our customers. All of these events could have a material adverse effect on our business.

We use a number of estimates in accounting for some long-term contracts. Changes in our estimates could materially affect our future financial results.

We account for sales and profits on some long-term contracts in accordance with the percentage-of-completion method of accounting, using the cumulative catch-up method to account for updates in estimates. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. These assumptions involve various levels of expected performance improvements. Under the cumulative catch-up method, the impact of updates in our estimates related to units shipped to date is recognized immediately.

Because of the significance of the judgments and estimates described above, it is likely that we could record materially different amounts if we used different assumptions or if the underlying circumstances or estimates were to change. Accordingly, updates in underlying assumptions, circumstances or estimates may materially affect our future financial performance.

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

The aerospace industry in which we operate has been experiencing significant consolidation among suppliers, including us and our competitors, and our customers. There have been mergers and global alliances in the aerospace industry to achieve greater economies of scale and enhanced geographic reach. Aircraft manufacturers have made acquisitions to expand their product portfolios to better compete in the global marketplace. In addition, aviation suppliers have been consolidating and forming alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers and airlines more frequently awarding long-term sole source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers from whom components and systems are purchased. Our business and financial results may be adversely impacted as a result of consolidation by our competitors, customers or suppliers.

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

The aerospace industry is highly regulated in the U.S. by the Federal Aviation Administration and in other countries by similar regulatory agencies. We must be certified by these agencies and, in some cases, by individual OE manufacturers in order to engineer and service systems and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New or more stringent governmental regulations may be adopted, or industry oversight heightened, and we may incur significant expenses to comply with any new regulations or any heightened industry oversight.

We may have liabilities relating to environmental laws and regulations that could adversely affect our financial results.

We are subject to various domestic and international environmental laws and regulations which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We currently are involved in the investigation and remediation of a number of sites for which we have been identified as a potentially responsible party under these laws. Based on currently available information, we do not believe that future environmental costs in excess of those accrued with respect to such sites will have a material adverse effect on our financial condition. We cannot assure you that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on our results of operations and/or cash flows in a given period.

In connection with the divestiture of our tire, vinyl and other businesses, we received contractual rights of indemnification from third parties for environmental and other claims arising out of the divested businesses. If these third parties do not honor their indemnification obligations to us, it could have a material adverse effect on our results of operations and/or cash flows.

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

We have operations and assets throughout the world. In addition, we sell our products and services outside of the U.S. and seek to increase our level of international business activity. Accordingly, we are subject to various risks, including: U.S.-imposed embargoes of sales to specific countries; foreign import controls (which may be arbitrarily imposed or enforced); price and currency controls; exchange rate fluctuations; dividend remittance restrictions; expropriation of assets; war, civil uprisings and riots; government instability; the necessity of obtaining governmental approval for new and continuing products and operations; legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied; and difficulties in managing a global enterprise. We also may be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments. Any of these events could result in a loss of business or other unexpected costs that could reduce our sales or profits and have a material adverse effect on our financial condition, results of operations and/or cash flows.

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

Certain of our contracts could subject us to losses in the event we experience cost overruns.

At the time we bid for business on OE manufacturers (OEM) platforms, we must make certain assumptions with respect to our estimated costs and expenditures in developing, manufacturing and selling our products. In certain cases, these contracts involve new technologies or applications and extend for many years. As a result, it often is difficult to predict the ultimate costs and expenditures associated with these contracts. Factors such as technological difficulties, fluctuations in raw material prices and supplier problems can lead to cost overruns, resulting in the contractual price becoming less profitable or even unprofitable. Any inability to accurately predict the costs associated with our contracts could have a material adverse effect on our results of operations and cash flows in a particular period.

We expect to continue to make acquisitions, which could involve certain risks and uncertainties.

Over the last three years, we have completed seven acquisitions as part of our growth strategy and in an effort to enhance shareholder value. We expect to continue to make acquisitions in the future. There are risks and uncertainties related to acquisitions, including: integration difficulties; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; and potential loss of key management employees of the acquired business. Any of these risks or uncertainties could result in an acquisition having a material adverse effect on our results of operations and cash flows in a particular period.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate manufacturing plants and service and other facilities throughout the world.

Information with respect to our significant facilities that are owned or leased is set forth below:

			Approximate
			Number of
Segment	Location	Owned or Leased	Square Feet

Actuation and Landing Systems	Cleveland, Ohio	Leased	486,000
	Wolverhampton, England	Owned	429,000
	Troy, Ohio	Owned	415,000
	Oakville, Canada	Owned	390,000
	Vernon, France	Owned	273,000
	Tullahoma, Tennessee	Owned	260,000
	Miami, Florida	Owned	200,000
Nacelles and Interior Systems	Chula Vista, California	Owned	1,791,000
	Riverside, California	Owned	1,196,000
	Singapore, Singapore	Owned/Leased	817,000
	Foley, Alabama	Owned	427,000
	Bangalore, India	Leased	351,000
	Mexicali, Mexico	Owned	350,000
	Toulouse, France	Owned	330,000
	Jamestown, North Dakota	Owned/Leased	272,000
	Phoenix, Arizona	Owned/Leased	236,000
	Prestwick, Scotland	Owned	250,000
	Wichita, Kansas	Leased	216,000
Electronic Systems	Danbury, Connecticut	Owned	523,000
	Birmingham, England	Owned	396,000
	Burnsville, Minnesota	Owned/Leased	320,000
	Neuss, Germany	Owned/Leased	305,000
	West Hartford, Connecticut	Owned	262,000
	Vergennes, Vermont	Owned	211,000

Our headquarters is in Charlotte, North Carolina. We lease approximately 120,000 square feet under a lease that extends through May 2018, with two additional consecutive five-year options. The offices provide space for our corporate and segment headquarters.

Approximately 290,000 square feet of the Birmingham, England facility is leased to Aero Engine Controls, in which we have a 50% interest.

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

General

There are various pending or threatened claims, lawsuits and administrative proceedings against us or our subsidiaries, arising from the ordinary course of business, which seek remedies or damages. Although no assurance can be given with respect to the ultimate outcome of these matters, we believe that any liability that may finally be determined with respect to commercial and non-asbestos product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Environmental

We are subject to environmental laws and regulations which may require us to investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. At certain sites, we have been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. We are currently involved in the investigation and remediation of a number of sites under applicable laws.

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

Environmental liabilities are recorded when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have recommended a remedy or have committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites, third party indemnity obligations or contractual obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

Our consolidated balance sheet included an accrued liability for environmental remediation obligations of $67.7 million and $66.1 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, $14.6 million and $11.3 million, respectively, of the accrued liability for environmental remediation were included as accrued expenses. At December 31, 2010 and 2009, $27.3 million and $25.3 million, respectively, was associated with ongoing operations and $40.4 million and $40.8 million, respectively, was associated with previously owned businesses.

We expect that we will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years. Certain states in the U.S. and countries globally are promulgating or proposing new or more demanding regulations or legislation impacting the use of various chemical substances by all companies. We continue to evaluate the potential impact, if any, of new regulations and legislation.

Asbestos

We and some of our subsidiaries have been named as defendants in various actions by plaintiffs alleging damages as a result of exposure to asbestos fibers in products or at formerly owned facilities. We believe that pending and reasonably anticipated future actions are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on our results of operations and cash flows in a given period.

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

At December 31, 2010 and 2009, the deferred settlement credit was $48.6 million and $45 million, respectively, for which $5.7 million and $6.1 million, respectively, was reported in accrued expenses and $42.9 million and $38.9 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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

Tax Years 2000 to 2004

During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. We were unable to reach agreement with the IRS on the remaining issues. In December 2009, we filed a petition in the U.S. Tax Court and in March 2010 we also filed a complaint in the Federal District Court. If the IRS were to prevail, we believe the amount of the estimated tax liability is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

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

We reached a tentative agreement with the IRS to settle the remaining unresolved issue but due to the size of the potential refund, the agreement required approval by the Joint Committee on Taxation (JCT). In January 2011, the JCT approved the terms of the settlement agreement. The U.S. Tax Court is in the process of evaluating the terms of the settlement agreement and processing the litigants’ request to dismiss the matter. If the U.S. Tax Court accepts the settlement agreement, we expect to recognize a tax benefit of approximately $20 million in 2011.

Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. In addition, California audited our amended tax returns filed to reflect the changes resulting from the settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997. California issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. In October 2010, we reached a comprehensive settlement with the California

Franchise Tax Board on all issues for tax years 1985 through 2001. We recognized a tax benefit of approximately $23 million in the fourth quarter of 2010.

Executive Officers of the Registrant

Marshall O. Larsen, age 62, Chairman, President and Chief Executive Officer

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

John J. Carmola, age 55, Vice President and Segment President, Actuation and Landing Systems

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

Cynthia M. Egnotovich, age 53, Vice President and Segment President, Nacelles and Interior Systems

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

Curtis C. Reusser, Age 50, Vice President and Segment President, Electronic Systems

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

Gerald T. Witowski, age 63, Executive Vice President, Operational Excellence and Technology

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

Terrence G. Linnert, age 64, Executive Vice President, Administration and General Counsel

Mr. Linnert joined the Company in 1997 as Senior Vice President and General Counsel. In 1999, he was elected to the additional positions of Senior Vice President, Human Resources and Administration, and Secretary. He was elected Executive Vice President, Human Resources and Administration, General Counsel in 2002 and Executive Vice President, Administration and General Counsel in February 2005. Effective January 1, 2009, he was also elected a Director of Aero Engine Controls, a joint venture of Goodrich and Rolls-Royce plc. Prior to joining Goodrich, Mr. Linnert was Senior Vice President of Corporate Administration, Chief Financial Officer and General Counsel of Centerior Energy Corporation. Mr Linnert received a B.S. in electrical engineering from the University of Notre Dame and a J.D. from the Cleveland-Marshall School of Law at Cleveland State University.

Scott E. Kuechle, age 51, Executive Vice President and Chief Financial Officer

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

Jennifer Pollino, age 46, Senior Vice President, Human Resources

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

Scott A. Cottrill, age 45, Vice President and Controller

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

Quarter	High	Low	Dividend

2010
First	$72.80	$60.10	$.27
Second	77.89	63.17	.27
Third	75.77	64.44	.27
Fourth	88.60	72.93	.29
2009
First	$41.67	$29.95	$.25
Second	55.34	35.69	.25
Third	57.98	47.36	.25
Fourth	65.93	51.97	.27

As of December 31, 2010, there were 7,066 holders of record of our common stock.

Our debt agreements contain various restrictive covenants that, among other restrictions, place limitations on the payment of cash dividends and our ability to repurchase our capital stock. Under the most restrictive of these agreements, $1,866.6 million of income retained in the business and additional capital was free from such limitations at December 31, 2010.

The following table summarizes our purchases of our common stock for the quarter ended December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate
	(a)		Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number	(b)	Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased(1)	Paid Per Share	Programs(2)	or Programs(2)(3)

October 2010	43,033	$81.79	40,000
November 2010	1,059,389	$83.92	1,059,104
December 2010	2,526	$86.79	—

Total	1,104,948	$83.85	1,099,104	$563 million

(1)	The category includes 5,844 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted stock unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was initially announced on October 24, 2006. On February 19, 2008, the Company announced that its Board of Directors had increased the dollar amount that could be used to purchase shares under the Program from $300 million to $600 million. On February 15, 2011, the Board approved an additional increase to $1.1 billion in total. Unless terminated earlier by resolution of the Company’s

Board, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6.	Selected Financial Data

Selected Financial Data(1)

	2010(2)	2009	2008(3)	2007(4)	2006(5)
	(Dollars in millions, except per share amounts)

Statement of Income Data
Sales	$6,966.9	$6,685.6	$7,061.7	$6,392.2	$5,719.1
Income from continuing operations	584.4	576.3	691.6	516.5	491.6
Balance Sheet Data
Total assets	$9,271.6	$8,741.4	$7,482.9	$7,534.0	$6,901.2
Long-term debt and capital lease obligations	2,352.8	2,008.1	1,410.4	1,562.9	1,721.7
Per Share of Common Stock
Income from continuing operations, Diluted	$4.50	$4.43	$5.29	$3.86	$3.76
Net income, diluted	4.51	4.70	5.35	3.75	3.79
Cash dividends declared	1.10	1.02	0.925	0.825	0.80

(1)	Except as otherwise indicated, the historical amounts presented above have been reclassified to present our former ATS business (sold on November 15, 2007) as discontinued operations.

(2)	In 2010, we recognized an income tax charge of $10 million due to the enactment of health care reform legislation in the U.S., a $34.9 million net loss in connection with the redemption of our senior notes due in 2012, (see Note 4, “Other Income (Expense) — Net”, to the consolidated financial statements) and a $23 million tax benefit related to a California Tax Board settlement (see Note 15, “Contingencies”, to our consolidated financial statements).

(3)	In 2008, we recognized a net gain of approximately $13 million in connection with the formation of a joint venture with Rolls-Royce Group plc. See Note 4, “Other Income (Expense) — Net”, to our consolidated financial statements.

(4)	On December 27, 2007, we settled a claim with Northrop Grumman Corporation related to the Airbus A380 actuation systems development program resulting in a receipt of cash and an increase in operating income of $18.5 million.

(5)	Effective January 1, 2006, we began accelerating the recognition of share-based compensation expense for individuals who are either retirement eligible on the grant date or will become retirement eligible in advance of the normal vesting date. The incentive compensation cost recognized during 2006 related to this provision was approximately $22 million. During 2006, we recorded a benefit of approximately $147 million, or $1.15 per diluted share, primarily related to the Rohr and Coltec tax settlements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The key growth drivers in this market channel include the number of orders for the manufacturers’ airplanes, which will be delivered to their customers over a period of several years, OE manufacturer production and delivery rates for in-service airplanes such as the Airbus A320 and Boeing 737NG, and introductions of new airplane models such as the Boeing 787 and 747-8 and the Airbus A350 XWB, and engine types such as the Pratt and Whitney PurePowertm PW1000G.

We have significant sales content on most of the airplanes manufactured in this market channel. Over the last few years, we have benefited from the historically high production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. Boeing and Airbus have announced production rate increases for 2011 and beyond. However, production rates are always subject to change and may be affected by economic conditions which may influence customers’ willingness and/or ability to purchase new aircraft.

Commercial, Regional, Business and General Aviation Airplane Aftermarket

The commercial, regional, business and general aviation airplane aftermarket channel includes sales of products and services for existing commercial and general aviation airplanes, primarily to airlines and package carriers around the world.

We have significant product content on most of the airplane models that are currently in service and we will benefit from having excellent positions on the newer, more fuel-efficient airplanes currently in service. The key growth drivers in this channel include worldwide passenger capacity growth measured by Available Seat Miles (ASM) and the size, type and utilization levels of the worldwide airplane fleet. Other important factors affecting growth in this market channel are the age and types of the airplanes in the fleet, fuel prices, airline maintenance practices, Gross Domestic Product (GDP) trends in countries and regions around the world and domestic and international air freight activity.

Capacity in the global airline system, as measured by ASM, is expected to grow in 2011 as compared to 2010 due in large part to the expected global economic recovery. ASM are expected to increase approximately 4% to 6% in 2011. ASM expectations could be adversely affected if airlines choose to fly their in-service airplanes less frequently, or temporarily ground airplanes due to decreased demand, high fuel prices and other factors including weaker than expected global economic recovery.

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

The market for our defense and space products is global and is not dependent on any single program, platform or customer. We anticipate fewer new fighter and transport aircraft platform starts over the next several years. We also anticipate that the introduction of the F-35 Lightning II and new helicopter platforms, along with upgrades on existing defense and space platforms, will provide long-term growth opportunities in this market channel. Additionally, we are participating in, and developing new products for, the expanding intelligence, surveillance and reconnaissance sector, which should further strengthen our position in this market channel.

Long-term Sustainable Growth

We believe we are well positioned to grow our sales, organically and through acquisitions, over the long-term due to:

•	Awards for key products on important new and expected programs, including the Airbus A350 XWB, the Boeing 787 and 747-8, the Pratt & Whitney PurePowertm PW1000G engine and the Lockheed Martin F-35 Lightning II;

•	The large installed base on commercial airplanes and our strong positions on newer, more fuel-efficient airplanes, which should fuel sustained long-term aftermarket strength;

•	Balance in the commercial airplane market, with strong sales to Airbus, Boeing and the regional and business jet airplane manufacturers;

•	Aging of existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product and service sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems, intelligence, surveillance and reconnaissance products and precision guidance systems for munitions.

Year Ended December 31, 2010 Sales Content by Market Channel

During 2010, approximately 96% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	6%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	33%

Large Commercial Airplane Aftermarket	25%
Regional, Business and General Aviation Airplane Aftermarket	6%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	31%

Total Defense and Space	32%

Other	4%

Total	100%

Results of Operations — Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

			Favorable/
			(Unfavorable)
			$	%
	2010	2009	Change	Change
	(Dollars in millions, except diluted EPS)

Sales	$6,966.9	$6,685.6	$281.3	4.2

Segment operating income(1)	$1,153.9	$1,058.6	$95.3	9.0
Corporate general and administrative costs	(155.6)	(129.4)	(26.2)	(20.2)

Total operating income	998.3	929.2	69.1	7.4
Net interest expense	(136.3)	(119.9)	(16.4)	(13.7)
Other income (expense) — net	(57.1)	(25.2)	(31.9)	(126.6)

Income from continuing operations before income taxes	804.9	784.1	20.8	2.7
Income tax expense	(220.5)	(207.8)	(12.7)	(6.1)

Income from continuing operations	584.4	576.3	8.1	1.4
Income from discontinued operations	2.2	34.5	(32.3)	(93.6)

Consolidated net income	586.6	610.8	(24.2)	(4.0)
Net income attributable to noncontrolling interests	(7.9)	(13.5)	5.6	41.5

Net income attributable to Goodrich	$578.7	$597.3	$(18.6)	(3.1)

Effective tax rate	27.4%	26.5%

Diluted EPS:
Continuing operations	$4.50	$4.43	$0.07	1.6

Net income attributable to Goodrich	$4.51	$4.70	$(0.19)	(4.0)

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our consolidated financial statements.

Sales

The sales increase in 2010 as compared to 2009 was driven by changes in our major market channels as follows:

•	Large commercial airplane original equipment sales increased by approximately $65 million, or 4%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately $7 million, or 2%, including sales associated with the recent acquisition of the cabin management assets of DeCrane Holdings Co. (DeCrane). Excluding DeCrane, sales in this market channel decreased approximately 5%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $220 million, or 11%; partially offset by

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately $6 million, or 0.3%.

Segment operating income

See discussion in the “Business Segment Performance” section.

Corporate general and administrative costs

Corporate general and administrative costs increased primarily due to higher incentive and share-based compensation expense, higher medical costs and unfavorable foreign exchange, partially offset by reductions in discretionary spending.

Net interest expense

Net interest expense increased primarily as a result of higher debt levels in 2010 as compared to 2009.

Other income (expense) — net

Other income (expense) — net increased for 2010 as compared to 2009, primarily as a result of:

•	A net loss of $34.9 million related to the redemption of all our senior notes due in 2012. See Note 10, “Financing Arrangements”, to our consolidated financial statements; partially offset by

•	Lower retiree health care, legal and environmental costs related to previously owned businesses of approximately $5 million.

Income from continuing operations

In addition to the items described above, income from continuing operations during 2010 as compared to 2009 was also affected by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)

Changes in estimates on long-term contracts	$52.9	$33.0	$0.26

Lower pension and postretirement benefits expense	$19.3	$12.2	$0.11

Foreign exchange, including net monetary asset remeasurement	$7.1	$4.5	$0.04

Higher share-based compensation	$(14.7)	$(9.2)	$(0.06)

Changes in estimates on long-term contracts

During 2010 and 2009, we updated our estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses, which resulted in higher income of approximately $53 million compared to 2009. These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.

Lower pension and postretirement benefits expense

The decrease in pension and postretirement benefits expense was primarily due to the timing of plan contributions in 2010, favorable actuarial experience and the favorable return on our plan assets in 2009, partially offset by a lower discount rate for our U.S. plans.

Foreign exchange

The net favorable foreign exchange was primarily due to the following:

•	Approximately $17 million of lower net losses on cash flow hedges settled during 2010; partially offset by

•	Approximately $9 million of unfavorable foreign currency translation of net costs in currencies other than the U.S. Dollar.

Higher share-based compensation

The increase in share-based compensation was primarily due to the higher grant date fair value for our restricted stock units and stock options.

Results of Operations — Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

			Favorable/
			(Unfavorable)
			$	%
	2009	2008	Change	Change
	(Dollars in millions, except diluted EPS)

Sales	$6,685.6	$7,061.7	$(376.1)	(5.3)

Segment operating income(1)	$1,058.6	$1,216.3	$(157.7)	(13.0)
Corporate general and administrative costs	(129.4)	(115.4)	(14.0)	(12.1)

Total operating income	929.2	1,100.9	(171.7)	(15.6)
Net interest expense	(119.9)	(106.7)	(13.2)	(12.4)
Other income (expense) — net	(25.2)	(9.6)	(15.6)	(162.5)

Income from continuing operations before income taxes	784.1	984.6	(200.5)	(20.4)
Income tax expense	(207.8)	(293.0)	85.2	29.1

Income from continuing operations	576.3	691.6	(115.3)	(16.7)
Income from discontinued operations	34.5	7.6	26.9	353.9

Consolidated net income	610.8	699.2	(88.4)	(12.6)
Net income attributable to noncontrolling interests	(13.5)	(18.0)	4.5	25.0

Net income attributable to Goodrich	$597.3	$681.2	$(83.9)	(12.3)

Effective tax rate	26.5%	29.8%

Diluted EPS:
Continuing operations	$4.43	$5.29	$(0.86)	(16.3)

Net income attributable to Goodrich	$4.70	$5.35	$(0.65)	(12.1)

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our consolidated financial statements.

Sales

The sales decrease in 2009 as compared to 2008 was driven by changes in our major market channels as follows:

•	Large commercial, regional, business and general aviation airplane aftermarket sales decreased by approximately $392 million, or 16%; and

•	Regional, business and general aviation airplane original equipment sales decreased by approximately $190 million, or 31%; partially offset by

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $187 million, or 10%; and

•	Large commercial airplane original equipment sales increased by approximately $53 million, or 3%.

Segment operating income

See discussion in the “Business Segment Performance” section.

Corporate general and administrative costs

Corporate general and administrative costs increased primarily due to unfavorable foreign exchange and higher share-based compensation, as discussed below, partially offset by reductions in discretionary spending.

Net interest expense

Net interest expense increased primarily as a result of higher net borrowings partially offset by favorable interest rates.

Other income (expense) — net

Other income (expense) — net increased for 2009 as compared to 2008, primarily as a result of:

•	A net gain of approximately $13 million recognized in 2008 in connection with the formation of Aero Engine Controls, a joint venture (JV) with Rolls-Royce (see Note 4, “Other Income (Expense) — Net” of our consolidated financial statements); and

•	Lower income of approximately $6 million from equity in affiliated companies; partially offset by

•	Lower legal and environmental expenses related to previously owned businesses of approximately $5 million.

Income from continuing operations

In addition to the items described above, income from continuing operations during 2009 as compared to 2008 was also affected by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)

Lower effective tax rate	$—	$25.5	$0.20

Higher pension and postretirement benefits expense	$(102.0)	$(63.9)	$(0.51)

Changes in estimates on long-term contracts	$(66.8)	$(41.8)	$(0.33)

Higher share-based compensation	$(30.3)	$(19.3)	$(0.16)

Foreign exchange, including net monetary asset remeasurement	$(22.3)	$(13.9)	$(0.10)

Higher restructuring costs	$(19.5)	$(12.2)	$(0.10)

Lower effective tax rate

For 2009, we reported an effective tax rate of 26.5% as compared to 29.8% for 2008. The decrease in the effective tax rate was primarily due to reductions in estimated state tax obligations and foreign and domestic tax credits. See Note 13, “Income Taxes” to our consolidated financial statements.

Higher pension and postretirement benefits expense

The increase in pension and postretirement benefits expense was primarily due to the investment losses of our plan assets in 2008 partially offset by the effect of a higher discount rate.

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

Higher share-based compensation

The increase in share-based compensation was primarily due to the impact of the favorable change in our share price, which increased by 74%, for our performance units and Outside Director Phantom Share Plan, resulting in higher expense of approximately $30 million.

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

2011 OUTLOOK

We expect the following approximate results for the year ending December 31, 2011:

	2011 Outlook	2010 Actual

Sales	$7.7 billion to $7.8 billion	$7 billion
Diluted EPS — Income From Continuing Operations Attributable to Goodrich	$5.30 to $5.45 per share	$4.50 per share
Diluted EPS — Net Income Attributable to Goodrich	$5.30 to $5.45 per share	$4.51 per share
Capital Expenditures	$300 million to $350 million	$222.3 million
Operating Cash Flow minus Capital Expenditures	Exceed 85% of net income attributable to Goodrich	50% of net income attributable to Goodrich

Our 2011 sales and net income outlook does not include the impact of potential acquisitions, divestitures or restructuring activities. Our 2011 outlook includes, among other factors:

•	Lower worldwide pre-tax pension expense of approximately $74 million, or $0.37 per diluted share. The estimate for 2011 pension expense is based on a 2010 actual return on U.S. plan assets of 14% and a 2011 U.S. discount rate of 5.67%, both of which reflect conditions as of December 31, 2010. The lower 2011 pension expense is primarily the result of actuarial changes, including the change in the amortization period for gains and losses for our U.S. salaried plan, the benefit of $300 million in incremental contributions that we made in 2010 and favorable returns on our plan assets. We also have reduced our expected long-term rate of return on U.S. plan assets to 8.25% as of January 1, 2011, compared to the prior assumption of 8.75%; and

•	A full-year effective tax rate of approximately 30% for 2011.

Sales

Our current market assumptions for each of our major market channels for the full year 2011 outlook compared to 2010 include the following:

•	Large commercial airplane original equipment sales are expected to increase approximately $279 million, or 15%. This outlook assumes all announced production rate increases are implemented and Boeing 787 and 747-8 deliveries are consistent with the latest schedule announced by Boeing;

•	Regional, business and general aviation airplane original equipment sales are expected to grow approximately $125 million, or 30%, including sales associated with the acquisition of DeCrane’s cabin management assets which occurred in September 2010. Excluding the sales from the DeCrane acquisition, sales would be expected to increase approximately 6%;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase approximately 7% to 9%; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase approximately 7% to 9%.

Cash Flow

We expect net cash provided by operating activities, minus capital expenditures, to exceed 85% of net income. This outlook reflects ongoing investments to support the current schedule for the Boeing 787 and Airbus A350 XWB airplane programs, fixed assets and working capital to support announced production rate increases associated with the Boeing 737 and Airbus A320 airplanes, and competitive cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long term. We expect capital expenditures in 2011 to be approximately $300 million to $350 million. Worldwide pension plan contributions are expected to be approximately $100 million.

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

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

	Year Ended December 31,		$	%	% Sales
	2010	2009	Change	Change	2010	2009
	(Dollars in millions)

NET CUSTOMER SALES
Actuation and Landing Systems	$2,491.5	$2,524.3	$(32.8)	(1.3)
Nacelles and Interior Systems	2,339.5	2,322.6	16.9	0.1
Electronic Systems	2,135.9	1,838.7	297.2	16.2

Total Sales	$6,966.9	$6,685.6	$281.3	4.2

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$273.1	$266.9	$6.2	2.3	11.0	10.6
Nacelles and Interior Systems	555.9	515.3	40.6	7.9	23.8	22.2
Electronic Systems	324.9	276.4	48.5	17.5	15.2	15.0

Segment Operating Income	$1,153.9	$1,058.6	$95.3	9.0	16.6	15.8

Actuation and Landing Systems:  Actuation and Landing Systems segment sales for 2010 decreased from 2009 primarily due to the following:

•	Lower regional, business and general aviation airplane OE sales of approximately $34 million across all businesses;

•	Lower non-aerospace sales of approximately $26 million, primarily in our engine components business; and

•	Lower defense OE and aftermarket sales of approximately $21 million, primarily in our landing gear and actuation systems businesses; partially offset by

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $37 million, primarily in our wheels and brakes business partially offset by lower sales in our landing gear business; and

•	Higher large commercial airplane OE sales of approximately $12 million primarily in our landing gear business partially offset by lower sales in our actuation systems business.

Actuation and Landing Systems segment operating income for 2010 increased from 2009 primarily as a result of the following:

•	Higher income of approximately $23 million due to reduced operating costs and favorable pricing primarily in our wheels and brakes business;

•	Favorable foreign exchange of approximately $8 million; and

•	Higher income of approximately $5 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2010; partially offset by

•	Lower income from unfavorable product mix and lower sales volume of approximately $25 million, primarily in our landing gear business, partially offset by income from higher sales volume in our wheels and brakes business.

Nacelles and Interior Systems:  Nacelles and Interior Systems segment sales for 2010 increased from 2009 primarily due to the following:

•	Higher large commercial OE sales of approximately $49 million, primarily in our aerostructures business; and

•	Higher regional, business, and general aviation airplane OE sales of approximately $34 million, primarily in our aerostructures and interiors businesses, including sales associated with the acquisition of DeCrane’s cabin management assets which occurred in September 2010; partially offset by

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $58 million, primarily in our aerostructures business; and

•	Lower defense and space OE and aftermarket sales of approximately $10 million, primarily in our interiors business.

Nacelles and Interior Systems segment operating income for 2010 increased from 2009 primarily due to the following:

•	Higher income of approximately $53 million related to changes in estimates for certain long-term contracts, which were primarily related to favorable cost and operational performance, changes in volume expectations, favorable pricing and finalization of contract terms on current and/or follow-on contracts; and

•	Reduced operating costs across all businesses which resulted in higher income of approximately $24 million; partially offset by

•	Unfavorable product mix from lower aftermarket volume, primarily in our aerostructures business, which resulted in lower income of approximately $33 million; and

•	Unfavorable foreign exchange of approximately $4 million.

Electronic Systems:  Electronic Systems segment sales for 2010 increased from 2009 primarily due to the following:

•	Higher defense and space OE and aftermarket sales of approximately $252 million, primarily in our sensors and integrated systems and intelligence, surveillance and reconnaissance systems businesses, including sales associated with the acquisition of AIS Global Holdings LLC (AIS) which occurred in December 2009;

•	Higher other aerospace and non-aerospace sales of approximately $19 million in our sensors and integrated systems business;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $15 million primarily in our sensors and integrated systems and engine controls and electrical power businesses;

•	Higher regional business and general aviation airplane OE sales of approximately $7 million, primarily in our engine controls and electrical power business; and

•	Higher large commercial airplane OE sales of approximately $4 million, primarily in our sensors and integrated systems business.

Electronic Systems segment operating income for 2010 increased from 2009 primarily due to the following:

•	Higher sales volume in all of our businesses, partially offset by unfavorable product mix, which resulted in higher income of approximately $49 million; and

•	Favorable pricing and reduced operating costs across most businesses, which resulted in higher income of approximately $6 million; partially offset by

•	Restructuring costs in 2010 in our intelligence, surveillance and reconnaissance business, which resulted in lower income of approximately $5 million.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

	Year Ended December 31,		$	%	% Sales
	2009	2008	Change	Change	2009	2008
	(Dollars in millions)

NET CUSTOMER SALES
Actuation and Landing Systems	$2,524.3	$2,614.9	$(90.6)	(3.5)
Nacelles and Interior Systems	2,322.6	2,485.6	(163.0)	(6.6)
Electronic Systems	1,838.7	1,961.2	(122.5)	(6.2)

Total Sales	$6,685.6	$7,061.7	$(376.1)	(5.3)

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$266.9	$300.0	$(33.1)	(11.0)	10.6	11.5
Nacelles and Interior Systems	515.3	647.5	(132.2)	(20.4)	22.2	26.1
Electronic Systems	276.4	268.8	7.6	2.8	15.0	13.7

Segment Operating Income	$1,058.6	$1,216.3	$(157.7)	(13.0)	15.8	17.2

Actuation and Landing Systems:  Actuation and Landing Systems segment sales for 2009 decreased from 2008 primarily due to the following:

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales across all businesses of approximately $107 million;

•	Lower regional, business and general aviation airplane OE sales across all businesses of approximately $42 million; and

•	Lower non-aerospace sales of approximately $24 million, primarily in our engine components business; partially offset by

•	Higher defense and space OE and aftermarket sales across all businesses of approximately $45 million; and

•	Higher large commercial airplane OE sales of approximately $42 million, primarily in our landing gear and actuation systems businesses.

Actuation and Landing Systems segment operating income for 2009 decreased from 2008 primarily as a result of the following:

•	Lower sales volume and unfavorable product mix across most businesses resulting in lower income of approximately $55 million;

•	Higher pension and restructuring costs across most businesses, which resulted in lower income of approximately $39 million;

•	Lower income of approximately $30 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2008; and

•	Unfavorable foreign exchange of approximately $9 million; partially offset by

•	Favorable pricing and reduced operating costs across most businesses, which resulted in higher income of approximately $100 million.

Nacelles and Interior Systems:  Nacelles and Interior Systems segment sales for 2009 decreased from 2008 primarily due to the following:

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales of approximately $192 million, primarily in our aerostructures and interiors businesses; and

•	Lower regional, business, and general aviation airplane OE sales of approximately $52 million, primarily in our aerostructures business; partially offset by

•	Higher large commercial airplane OE sales of approximately $66 million, primarily in our aerostructures and interiors businesses; and

•	Higher defense and space OE and aftermarket sales of approximately $21 million, primarily in our aerostructures and interiors businesses.

Nacelles and Interior Systems segment operating income for 2009 decreased from 2008 primarily due to the following:

•	Lower sales volume partially offset by favorable product mix, primarily in our interiors and aerostructures businesses, which resulted in lower income of approximately $144 million;

•	Higher pension and restructuring costs across most businesses, which resulted in lower income of approximately $55 million; and

•	Lower income of approximately $35 million related to changes in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2008; partially offset by

•	Favorable pricing and reduced operating costs across all businesses, which resulted in higher income of approximately $95 million; and

•	Favorable foreign exchange of approximately $7 million.

Electronic Systems:  Electronic Systems segment sales for 2009 decreased from 2008 primarily due to the following:

•	Lower engine controls sales of approximately $125 million which are no longer being reported by us. Sales in 2009 are recorded by the JV that was formed in the fourth quarter of 2008;

•	Lower large commercial, regional, business and general aviation airplane aftermarket sales primarily in our sensors and integrated systems and engine controls and electrical power businesses of approximately $75 million; and

•	Lower regional, business and general aviation airplane OE sales of approximately $76 million, primarily in our sensors and integrated systems and engine controls and electrical power businesses; partially offset by

•	Higher defense and space OE and aftermarket sales of approximately $146 million, primarily in our sensors and integrated systems and intelligence, surveillance and reconnaissance systems businesses, including sales of approximately $48 million associated with the acquisitions of Recon/Optical, Inc. (ROI) which occurred during the third quarter of 2008 and Cloud Cap Technology, Inc. (Cloud Cap) and AIS which occurred during 2009.

Electronic Systems segment operating income for 2009 increased from 2008 primarily due to the following:

•	The favorable effect of the JV on the segment’s operating income of approximately $19 million. We recorded our portion of the JV’s 2009 operating results in other income (expense) — net; and

•	Favorable pricing and reduced operating costs across most businesses, which resulted in higher income of approximately $53 million; partially offset by

•	Lower sales volume, primarily in our sensors and integrated systems and engine controls and electrical power businesses, and unfavorable product mix, primarily in our sensors and integrated systems business, which resulted in lower income of approximately $42 million; and

•	Higher pension and restructuring costs across most businesses, which resulted in lower income of approximately $23 million.

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

Currency fluctuations, tariffs and similar import limitations, price controls and labor regulations can affect our foreign operations, including foreign affiliates. Other potential limitations on our foreign operations include expropriation, nationalization, restrictions on foreign investments, or their transfers, and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by the inability to exchange the local currency to the U.S. dollar or other restrictive regulations that foreign governments could enact.

Sales to non-U.S. customers were $3,455 million or 50% of total sales, $3,387 million or 51% of total sales and $3,541 million or 50% of total sales for 2010, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We currently expect to fund expenditures for capital requirements and other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments, including our share repurchase program, and also provide adequate financial flexibility due to our strong balance sheet, lack of any large near-term funding requirements and a strong banking group with a committed credit facility.

The following events have affected our liquidity and capital resources during 2010:

•	We paid dividends of $0.27 per share on January 4, April 1, July 1 and October 1 and a dividend of $0.29 per share on December 30;

•	We repurchased 2.2 million shares for $166.9 million under our share repurchase program;

•	We contributed approximately $444 million to our worldwide qualified and non-qualified pension plans;

•	On June 9, 2010, we acquired Crompton Technology Group, Ltd. (CTG), a leading designer and manufacturer of advanced carbon fiber composite products for the aerospace, defense, advanced vehicle and clean energy markets, for $51.7 million, net of cash acquired. CTG is reported in the Actuation and Landing Systems segment;

•	On September 13, 2010, we issued $600 million principal amount of 3.6% senior notes which mature on February 1, 2021. We used the net proceeds to fund the redemption of our senior notes discussed below and for other general corporate purposes including worldwide defined benefit pension plan contributions;

•	On September 22, 2010, we acquired the cabin management assets of DeCrane, a leading provider of seating, furniture, veneers and cabin management systems for the business jet market, for $281 million, net of cash acquired. DeCrane is reported in the Nacelles and Interior Systems segment; and

•	On October 12, 2010, we redeemed our $257,460,000 principal amount 7.625% senior notes due in 2012 and recognized a net loss on the redemption of approximately $35 million.

Cash

At December 31, 2010, we had cash and cash equivalents of $798.9 million, as compared to $811 million at December 31, 2009.

Credit Facilities

We have the following amounts available under our credit facilities:

•	$500 million committed global revolving credit facility that expires in May 2012, of which $437.5 million was available at December 31, 2010; and

•	$75 million of uncommitted domestic money market facilities, of which $52.3 million was available at December 31, 2010, and $151.4 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing and documentary credit requirements, of which $147 million was available at December 31, 2010.

Long-Term Financing

At December 31, 2010, we had long-term debt and capital lease obligations, including current maturities, of $2,354.3 million, with maturities ranging from 2012 to 2046. There are no material maturities of long-term debt or capital lease obligations occurring until 2016. We also maintain a shelf registration statement that allows us to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Off-Balance Sheet Arrangements

Lease Commitments

We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $183.5 million at December 31, 2010.

One of these arrangements allows us, rather than the lessor, to claim a deduction for tax depreciation on the asset and allows us to lease a corporate aircraft with a total commitment amount of $42.5 million. For accounting purposes, we were deemed to be the owner of the aircraft during the construction period and recorded an asset with an offsetting lease obligation of approximately $42 million. This lease will qualify for sales-leaseback treatment upon lease commencement in 2011 and will be priced at a spread over LIBOR.

Derivatives

We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:

•	Foreign Currency Contracts Designated as Cash Flow Hedges: At December 31, 2010, our contracts had a notional amount of $2,286.5 million, fair value of a $30.6 million net asset and maturity dates ranging from January 2011 to December 2015. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a loss of $2.4 million. During 2010, 2009 and 2008 we realized net losses of $32.2 million and $49.6 million and a net gain of $38.4 million, respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At December 31, 2010, our contracts had a notional amount of $14.9 million and a fair value of a $0.2 million net liability. During 2010, 2009 and 2008, we realized net losses of $26.2 million, net gains of $9.8 million and net losses of $34.8 million, respectively, for contracts entered into and settled during those periods.

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

Contractual Obligations and Other Commercial Commitments

The following table reflects our contractual obligations and commercial commitments as of December 31, 2010. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2011	2012-2013	2014-2015	Thereafter
	(Dollars in millions)

Contractual Obligations
Payments Due by Period
Short-Term and Long-Term Debt	$2,343.7	$4.1	$—	$—	$2,339.6
Capital Lease Obligations	21.4	2.4	3.8	3.3	11.9
Operating Leases	183.5	43.4	60.1	33.4	46.6
Purchase Obligations(1)	811.2	750.3	54.2	5.9	0.8
Other Long-Term Obligations(2)	135.9	24.1	10.9	23.4	77.5

Total	$3,495.7	$824.3	$129.0	$66.0	$2,476.4

Other Commercial Commitments
Amount of Commitments that Expire per Period
Lines of Credit(3)	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	120.0	77.3	37.8	0.6	4.3
Guarantees	90.7	10.9	23.2	26.5	30.1
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	30.0	8.2	6.9	4.6	10.3

Total	$240.7	$96.4	$67.9	$31.7	$44.7

(1)	Purchase obligations include an estimated amount of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

(2)	Includes participation payments of approximately $73 million for aircraft component delivery programs, most of which is to be paid by 2019.

(3)	As of December 31, 2010, we had in place a committed syndicated revolving credit facility which expires in May 2012 and permits borrowing up to a maximum of $500 million; $75 million of uncommitted domestic money market facilities; and $151.4 million of uncommitted and committed foreign working capital facilities. As of December 31, 2010, we had borrowing capacity under our committed syndicated revolving credit facility of $437.5 million.

The table excludes our pension and other postretirement benefits obligations. Worldwide pension contributions were $444.1 million and $237.5 million in 2010 and 2009, respectively. These contributions include both voluntary and required employer contributions, as well as pension benefits paid directly by us. Of these amounts, $392 million and $182 million were contributed to the qualified U.S. pension plans in 2010 and 2009, respectively. We expect to make pension contributions of approximately $100 million to our worldwide pension plans during 2011. Our postretirement benefits other than pensions are not required to be funded in advance, so benefit payments, including medical costs and life insurance, are paid as they are incurred. We made postretirement benefit payments other than pension, net of the Medicare Part D subsidy, of $27.2 million and $34.3 million in 2010 and 2009, respectively. We expect to make net payments of approximately $30 million during 2011. See Note 12, “Pensions and Postretirement Benefits” of our consolidated financial statements for a further discussion of our pension and postretirement other than pension plans.

The table also excludes our liability for unrecognized tax benefits of $147.1 million as of December 31, 2010, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

CASH FLOW

The following table summarizes our cash flow activity for 2010, 2009 and, 2008:

	Year Ended December 31,
Net Cash Provided by (Used in):	2010	2009	2008
	(Dollars in millions)

Operating activities of continuing operations	$514.3	$656.5	$786.6
Investing activities of continuing operations	$(566.0)	$(561.8)	$(410.0)
Financing activities of continuing operations	$49.2	$304.6	$(414.4)
Discontinued operations	$(0.7)	$34.1	$13.1

Year Ended December 31, 2010 as Compared to December 31, 2009

Operating Activities of Continuing Operations

Net cash provided by operating activities was $142 million lower in 2010 as compared to 2009. Pension contributions were higher in 2010 as compared to 2009 by $203 million and income taxes paid were higher by approximately $104 million. These higher payments were partially offset by lower working capital requirements of approximately $139 million.

Investing Activities of Continuing Operations

Net cash used by investing activities for 2010 and 2009 included capital expenditures of $222 million and $169 million, respectively. In addition, we completed the following acquisitions during 2010:

•	CTG for $51.7 million, net of cash acquired; and

•	The cabin management assets of DeCrane, for $281 million, net of cash acquired.

Financing Activities of Continuing Operations

The decrease in net cash provided by financing activities for 2010 compared to 2009 was primarily due to:

•	The redemption of our $257,460,000 principal amount 7.625% senior notes due in 2012. We paid a premium of $37.4 million in connection with the redemption;

•	Higher purchases of our common stock of approximately $156 million in connection with our share repurchase program; and

•	Higher dividends paid of approximately $48 million; partially offset by

•	Higher proceeds from the issuance of our common stock of approximately $59 million, primarily from the exercise of stock options under our share-based compensation awards; and

•	Higher net short term borrowings of approximately $36 million.

The Company’s share repurchase program was initially approved by the Board of Directors on October 24, 2006 and increased by the Board on February 19, 2008, for $600 million in total. On

February 15, 2011, the Board approved an additional increase to $1.1 billion in total. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as we deem appropriate, subject to market conditions, regulatory requirements and other factors. Our share repurchase program does not obligate us to repurchase any particular amount of common stock and no time limit was set for completion of the program. The program may be suspended or discontinued at any time without notice. As of December 31, 2010, we have repurchased approximately 8.9 million shares for approximately $537 million at an average price of $60.54 per share.

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

Environmental liabilities are recorded when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when we have recommended a remedy or have committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites, third party indemnity obligations or contractual obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

Our consolidated balance sheet included an accrued liability for environmental remediation obligations of $67.7 million and $66.1 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, $14.6 million and $11.3 million, respectively, of the accrued liability for environmental remediation were included in accrued expenses. At December 31, 2010 and 2009, $27.3 million and $25.3 million, respectively, was associated with ongoing operations and $40.4 million and $40.8 million, respectively, was associated with previously owned businesses.

We expect that we will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which we have been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

Certain states in the U.S. and countries globally are promulgating or proposing new or more demanding regulations or legislation impacting the use of various chemical substances by all companies. We continue to evaluate the potential impact, if any, of new regulations and legislation.

Asbestos

We and some of our subsidiaries have been named as defendants in various actions by plaintiffs alleging damages as a result of exposure to asbestos fibers in products or at formerly owned facilities. We believe that pending and reasonably anticipated future actions are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on our results of operations or cash flows in a given period.

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

At December 31, 2010 and 2009, the deferred settlement credit was $48.6 million and $45 million, respectively, for which $5.7 million and $6.1 million, respectively, was reported in accrued expenses and $42.9 million and $38.9 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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

Guarantees

At December 31, 2010, we had letters of credit and bank guarantees of $120 million and residual value guarantees of lease obligations of $32 million. See Note 10, “Financing Arrangements” and Note 14, “Supplemental Balance Sheet Information” to our consolidated financial statements. At December 31, 2010, we were a guarantor on a revolving credit agreement totaling £30 million between the JV and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line with a notional amount of $167.3 million and a fair value asset of $1.3 million at December 31, 2010. We are indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.

Aerostructures Long-term Contracts

Our aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase, including the Airbus A350 XWB and the Pratt and Whitney PurePowertm PW1000G engine contracts, and in the early production phase, including the Boeing 787. These contracts are accounted for in accordance with long-term construction contract accounting.

The pre-production phase includes design of the product to meet customer specifications as well as design of the processes to manufacture the product. Also involved in this phase is securing the supply of material and subcomponents produced by third party suppliers, generally accomplished through long-term supply agreements.

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

Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to various factors, including the following:

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements, including overhead absorption, related to new, or changes to, manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, potential supplier claims, the supplier’s financial viability and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

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

JSTARS Program

In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. We were selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of December 31, 2010, we have approximately $21 million (net of advances of $11.3 million) of pre-production costs and inventory related to this program.

Future program funding remains uncertain and there can be no assurance of such funding. If the program were to be cancelled, we would recognize an impairment.

U.S. Health Care Reform Legislation

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010 (the Act) were enacted. The primary focus of the Act is to significantly reform health care in the U.S. The financial impact on us that was recognized in 2010 was the elimination of a portion of the tax deduction available to companies that provide prescription drug coverage to retirees as discussed in Note 13, “Income Taxes”. In addition, we have included the potential impact of the excise tax in the valuation of our OPEB liability as of December 31, 2010. We continue to evaluate the various provisions of the Act.

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

Tax Years 2000 to 2004

During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. We were unable to reach agreement with the IRS on the remaining issues. In December 2009, we filed a petition in the U.S. Tax Court and in March 2010 we also filed a complaint in the Federal District Court. If the IRS were to prevail, we believe the amount of the estimated tax liability is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

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

We reached a tentative agreement with the IRS to settle the remaining unresolved issue but due to the size of the potential refund, the agreement required approval by the Joint Committee on Taxation (JCT). In January 2011, the JCT approved the terms of the settlement agreement. The U.S. Tax Court is in the process of evaluating the terms of the settlement agreement and processing the litigants’ request to dismiss the matter. If the U.S. Tax Court accepts the settlement agreement, we expect to recognize a tax benefit of approximately $20 million in 2011.

Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. In addition, California audited our amended tax returns filed to reflect the changes resulting from the settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997. California issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. In October 2010, we reached a comprehensive settlement with the California Franchise Tax Board on all issues for 1985 through 2001. We recognized a tax benefit of approximately $23 million in the fourth quarter of 2010.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

As of December 31, 2010, there were no new accounting standards applicable to us that have not yet been adopted.

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

Contract Accounting-Percentage of Completion

We have sales under long-term contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. We use the cumulative catch-up method in accounting for changes in estimates. Under the cumulative catch-up method, the impact of changes in estimates related to units shipped to date is recognized immediately when changes in estimated contract profitability are known.

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

Estimates of revenue and cost for our contracts span a period of many years from the inception of the contracts to the date of actual shipments and are based on a substantial number of underlying assumptions. We believe that the underlying factors are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the assumptions of the revenue and cost streams can be significant if the factors change. The factors include but are not limited to estimates of the following:

•	Escalation of future sales prices under the contracts;

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements, including overhead absorption, related to new, or changes to, manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, potential supplier claims, the supplier’s financial viability and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

Inventory

Inventoried costs on long-term contracts include certain pre-production costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. During the early years of a contract, manufacturing costs per unit delivered are typically greater than the estimated average unit cost for the total contract. This excess manufacturing cost for units shipped results in an increase in inventory (referred to as “excess-over-average”) during the early years of a contract. See Note 8, “Inventories”, to our consolidated financial statements.

If in-process inventory plus estimated costs to complete a specific contract exceed the anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period identified, thus reducing inventory to its estimated realizable value. Progress payments and advances are classified as a reduction of inventory when they represent non-refundable payments for work-in-process and cash received from government customers where the government has legal title to the work-in-process.

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

Income Taxes

As of each reporting period, we estimate an effective income tax rate that is expected to be applicable for the full fiscal year. In addition, we establish reserves for uncertain tax positions and record interest (net of any applicable tax benefit) on potential tax contingencies as a component of our tax expense. The estimate of our effective income tax rate involves significant judgments regarding the application of complex tax regulations across many jurisdictions and estimates as to the amount and jurisdictional source of income expected to be earned during the full fiscal year. Further influencing this estimate are evolving interpretations of new and existing tax laws, rulings by taxing authorities and court decisions. Due to the subjective and complex nature of these underlying issues, our actual effective tax rate and related tax liabilities may differ from our initial estimates. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known. The resulting adjustment to our income tax expense could have a material effect on our results of operations in the period the adjustment is recorded.

Goodwill and Identifiable Intangible Assets

Goodwill is not amortized but is tested for impairment annually, or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is November 30. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related reporting units. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The amount of the fair value below carrying value represents the amount of goodwill impairment. Based upon the assumptions as of our November 30, 2010 testing date, none of our reporting units were at risk of their book value of net assets exceeding their respective fair value.

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

Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets may not be recoverable, and our estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The determination of undiscounted cash flow is based on our segments’ plans. The revenue growth is based upon aircraft build projections from aircraft manufacturers and widely available external publications. The profit margin assumption is based upon the current cost structure and anticipated cost reductions. Changes to these assumptions could result in the recognition of impairment.

Other Assets

As with any investment, there are risks inherent in recovering the value of participation payments, sales incentives and flight certification costs. Such risks are consistent with the risks associated with acquiring a revenue-producing asset in which market conditions may change or the risks that arise when a manufacturer of a product on which a royalty is based has business difficulties and cannot produce the product. Such risks include but are not limited to the following:

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

Participation Payments

Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At December 31, 2010 and 2009, the carrying amount of participation payments was $116.7 million and $117.4 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2010, 2009 or 2008. See Note 14, “Supplemental Balance Sheet Information” to our consolidated financial statements.

Sales Incentives

We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At December 31, 2010 and 2009, the carrying amount of sales incentives was $55.6 million and $60.4 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No significant impairment charges were recorded in 2010, 2009 or 2008. See Note 14, “Supplemental Balance Sheet Information” to our consolidated financial statements.

Flight Certification Costs

When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an

OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At December 31, 2010 and 2009, the carrying amount of flight certification costs was $42.8 million and $45 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in 2010, 2009 or 2008. See Note 14, “Supplemental Balance Sheet Information” to our consolidated financial statements.

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

Share-Based Compensation

We utilize the fair value method of accounting to account for share-based compensation awards. See Note 5, “Share-Based Compensation”, to our consolidated financial statements.

Assumptions

Stock Options

We use the Black-Scholes-Merton formula to estimate the expected value that our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted-average assumptions included:

	Estimated
	2011	2010	2009	2008

Risk-free interest rate %	2.2	2.9	1.8	3.3
Expected dividend yield %	1.3	1.6	2.6	1.3
Historical volatility factor %	35.6	35.0	33.3	31.2
Weighted-average expected life of the options (years)	5.6	5.7	5.6	5.6

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

Restricted Stock Units

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value is estimated to be $88.64 for 2011 and was $65.46, $38.39 and $69.48 per unit during 2010, 2009 and 2008, respectively.

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

Pension and Postretirement Benefits Other Than Pensions

We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our worldwide pension and postretirement benefits other than pensions. All significant assumptions are evaluated at least annually. Assumptions such as the rate of compensation increase, health care cost projections, the mortality rate assumption, and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. The U.S. and the U.K. discount rates are determined using a bond settlement approach based on a hypothetical portfolio of high quality corporate bonds whose coupon payments and maturity values are designed to match the projected benefit payment cash flows of the underlying pension and OPEB obligations. Only high quality AA-graded or better, non-callable corporate bonds are included in this bond portfolio. The discount rate for Canada resulted from benchmark plans with similar durations as the Canadian plans, plotted against the respective Canadian yield curves of AA-graded corporate bonds. The appropriate benchmarks by applicable country are used for pension plans other than those in the U.S., U.K. and Canada. See Note 12, “Pensions and Postretirement Benefits”.

We generally amortize the actuarial gains and losses for our pension plans over the average future service period of the active participants. However, in 2011, we will amortize the actuarial gains and losses over the remaining life of the plan participants in our U.S. salaried plan since almost all of the plan participants in that plan are now inactive. Additionally, as of January 1, 2011 we reduced the expected long-term rate of return assumption for the U.S. and U.K. plan assets to 8.25%.

Sensitivity Analysis

The table below quantifies the approximate impact at December 31, 2010 of a one-quarter percentage point change in the assumed discount rate and expected long-term rate of return on plan assets for our pension plan cost and liability, holding all other assumptions constant. The discount rate assumption is selected each year based on market conditions in effect as of the disclosure date. The rate selected is used to measure liabilities as of the disclosure date and for calculating the following year’s pension expense.

	.25 Percentage	.25 Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (decrease) in annual costs
Discount rate	$(8.8)	$9.9
Expected long-term rate of return	$(8.3)	$8.3
Increase (decrease) in projected benefit obligation
Discount rate	$(121.2)	$125.6

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate on our annual cost and balance sheet liability for postretirement benefits other than pension obligations holding all other assumptions constant.

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Dollars in millions)

Increase (decrease) in total of service and interest cost components
Health care cost trend rate	$0.9	$(0.8)
Increase (decrease) in accumulated postretirement benefit obligation
Health care cost trend rate	$19.3	$(17.3)

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

Important factors that could cause actual results to differ from expected performance include, but are not limited to:

•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB and A380, the Boeing 787, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787, the Airbus A380 and A350 XWB aircraft programs, and major military programs, including the Northrop Grumman Joint STARS re-engining program;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	the extent to which we are successful in integrating and achieving expected operating synergies for recent and future acquisitions;

•	successful development of products and advanced technologies;

•	the impact of bankruptcies and/or consolidations in the airline industry;

•	the health of the commercial aerospace industry, including the large commercial, regional, business and general aviation aircraft manufacturers;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which changes in regulations and/or assumptions result in changes to expenses relating to employee and retiree medical and pension benefits;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental, asbestos and other claims arising out of the divestiture of our tire, vinyl, engineered industrial products and other businesses;

•	the effect of changes in accounting policies or legislation, including tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, interest rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, joint ventures, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.

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

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. See Note 16, “Derivatives and Hedging Activities” in our consolidated financial statements for a description of current developments involving our hedging activities.

We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations. The table below provides information about our financial instruments that are sensitive to changes in interest rates. At December 31, 2010, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $0.2 million. At December 31, 2010 we had no interest rate swaps outstanding.

The table represents principal cash flows and related weighted-average interest rates by expected (contractual) maturity dates.

Expected Maturity Dates

								Fair
Debt	2011	2012	2013	2014	2015	Thereafter	Total	Value
	(Dollars in millions)

Fixed Rate	$—	$—	$—	$—	$—	$2,344.3	$2,344.3	$2,515.3
Average Interest Rate	—	—	—	—	—	5.7%	5.7%	—
Variable Rate	$4.1	—	—	—	—	$16.5	$20.6	$20.6
Average Interest Rate	2.7%	—	—	—	—	1.0%	1.3%	—
Capital Lease Obligations	$2.4	$2.0	$1.8	$1.7	$1.6	$11.9	$21.4	$14.7

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

Foreign exchange negatively impacted our business segments’ financial results in 2010. Approximately 7% of our revenues and approximately 19% of our costs are denominated in currencies other than the U.S. Dollar. Approximately 95% of these net costs are in Great Britain Pounds Sterling, Euros, Canadian Dollars, Polish Zlotys and Indian Rupee. We hedge a portion of our exposure of U.S. Dollar sales on an ongoing basis.

As currency exchange rates fluctuate, translation of the income statements of our international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.

We have entered into foreign exchange forward contracts to sell U.S. Dollars for Great Britain Pounds Sterling, Canadian Dollars, Euros and Polish Zlotys. These forward contracts are used to mitigate a portion of the potential volatility of earnings and cash flows arising from changes in currency exchange rates. As of December 31, 2010 we had the following forward contracts:

Currency	Notional Amount	Buy/Sell
	(Dollars in
	millions)

Great Britain Pounds Sterling	$912.6	Buy
Euros	$723.8	Buy
Canadian Dollars	$586.0	Buy
Polish Zlotys	$64.1	Buy

These forward contracts mature on a monthly basis with maturity dates that range from January 2011 to December 2015.

At December 31, 2010, a hypothetical 10 percent strengthening of the U.S. Dollar against other foreign currencies would decrease the value of the forward contracts described above by $245 million. The fair value of these foreign currency forward contracts was an asset of $30.6 million at December 31, 2010. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

In addition to the foreign exchange cash flow hedges, we enter into foreign exchange forward contracts to manage foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. As of December 31, 2010, our contracts had a notional amount of $14.9 million and a fair value of a $0.2 million net liability.

Item 8.	Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION

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

Goodrich’s management assessed the effectiveness of Goodrich’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that Goodrich maintained effective internal control over financial reporting as of December 31, 2010.

Goodrich’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of Goodrich’s internal control over financial reporting. This report appears on page 58.

/s/ Marshall O. Larsen
Marshall O. Larsen
Chairman, President and
Chief Executive Officer

/s/ Scott E. Kuechle
Scott E. Kuechle
Executive Vice President and
Chief Financial Officer

/s/ Scott A. Cottrill
Scott A. Cottrill
Vice President and Controller
(Principal Accounting Officer)

February 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Goodrich Corporation

We have audited the accompanying consolidated balance sheets of Goodrich Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Goodrich Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Goodrich Corporation

We have audited Goodrich Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodrich Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Goodrich Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Goodrich Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, cash flows and equity for each of the three years in the period ended December 31, 2010 of Goodrich Corporation and our report dated February 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Charlotte, North Carolina
February 15, 2011

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions, except per share amounts)

Sales	$6,966.9	$6,685.6	$7,061.7
Operating costs and expenses:
Cost of sales	4,843.9	4,724.1	4,906.2
Selling and administrative costs	1,124.7	1,032.3	1,054.6

	5,968.6	5,756.4	5,960.8

Operating Income	998.3	929.2	1,100.9
Interest expense	(137.5)	(121.0)	(112.4)
Interest income	1.2	1.1	5.7
Other income (expense) — net	(57.1)	(25.2)	(9.6)

Income from continuing operations before income taxes	804.9	784.1	984.6
Income tax expense	(220.5)	(207.8)	(293.0)

Income From Continuing Operations	584.4	576.3	691.6
Income from discontinued operations — net of income taxes	2.2	34.5	7.6

Consolidated Net Income	586.6	610.8	699.2
Net income attributable to noncontrolling interests	(7.9)	(13.5)	(18.0)

Net Income Attributable to Goodrich	$578.7	$597.3	$681.2

Amounts attributable to Goodrich:
Income from continuing operations	$576.5	$562.8	$673.6
Income from discontinued operations — net of income taxes	2.2	34.5	7.6

Net Income Attributable to Goodrich	$578.7	$597.3	$681.2

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$4.54	$4.47	$5.34
Discontinued operations	0.02	0.28	0.06

Net Income Attributable to Goodrich	$4.56	$4.75	$5.40

Diluted Earnings Per Share
Continuing operations	$4.50	$4.43	$5.29
Discontinued operations	0.01	0.27	0.06

Net Income Attributable to Goodrich	$4.51	$4.70	$5.35

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
	(Dollars in millions, except share amounts)

Current Assets
Cash and cash equivalents	$798.9	$811.0
Accounts and notes receivable — net	1,102.7	1,073.2
Inventories — net	2,449.4	2,290.4
Deferred income taxes	158.3	165.2
Prepaid expenses and other assets	68.1	59.6
Income taxes receivable	93.7	15.0

Total Current Assets	4,671.1	4,414.4

Property, plant and equipment — net	1,521.5	1,451.2
Goodwill	1,762.2	1,587.0
Identifiable intangible assets — net	675.8	633.2
Deferred income taxes	16.4	16.7
Other assets	624.6	638.9

Total Assets	$9,271.6	$8,741.4

Current Liabilities
Short-term debt	$4.1	$3.1
Accounts payable	514.0	547.8
Accrued expenses	1,041.8	1,037.4
Income taxes payable	2.9	0.5
Deferred income taxes	28.1	23.8
Current maturities of long-term debt and capital lease obligations	1.5	0.5

Total Current Liabilities	1,592.4	1,613.1

Long-term debt and capital lease obligations	2,352.8	2,008.1
Pension obligations	556.7	908.7
Postretirement benefits other than pensions	296.9	301.1
Long-term income taxes payable	150.7	171.1
Deferred income taxes	431.2	257.2
Other non-current liabilities	503.1	514.5
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 148,213,331 shares at December 31, 2010 and 145,241,995 shares at December 31, 2009 (excluding 14,000,000 shares held by a wholly owned subsidiary)	741.1	726.2
Additional paid-in capital	1,751.2	1,597.0
Income retained in the business	2,527.2	2,088.0
Accumulated other comprehensive income (loss)	(676.1)	(673.2)
Common stock held in treasury, at cost (23,259,865 shares at December 31, 2010 and 20,854,137 shares at December 31, 2009)	(996.5)	(817.0)

Total Shareholders’ Equity	3,346.9	2,921.0
Noncontrolling interests	40.9	46.6

Total Equity	3,387.8	2,967.6

Total Liabilities And Equity	$9,271.6	$8,741.4

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Operating Activities
Consolidated net income	$586.6	$610.8	$699.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(2.2)	(34.5)	(7.6)
Pension and postretirement benefits:
Expenses	180.2	199.5	97.7
Contributions and benefit payments	(471.3)	(271.8)	(254.7)
Depreciation and amortization	280.1	249.3	257.2
Excess tax benefits related to share-based payment arrangements	(21.9)	(5.0)	(8.1)
Share-based compensation expense	81.4	66.7	36.4
Loss on extinguishment of debt	34.9	—	—
Deferred income taxes	156.7	139.4	143.4
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(15.8)	44.8	(125.7)
Inventories, net of pre-production and excess-over-average	(11.2)	(42.3)	(189.8)
Pre-production and excess-over-average inventories	(161.9)	(180.2)	(120.6)
Other current assets	(12.9)	5.5	(8.6)
Accounts payable	7.7	(142.7)	137.8
Accrued expenses	28.3	2.5	43.4
Income taxes payable/receivable	(75.9)	51.2	36.5
Other assets and liabilities	(68.5)	(36.7)	50.1

Net Cash Provided By Operating Activities	514.3	656.5	786.6

Investing Activities
Purchases of property, plant and equipment	(222.3)	(169.0)	(284.7)
Proceeds from sale of property, plant and equipment	0.9	1.3	6.5
Payments made for acquisitions, net of cash acquired	(342.6)	(392.1)	(131.8)
Investments in and advances to equity investees	(2.0)	(2.0)	—

Net Cash Used In Investing Activities	(566.0)	(561.8)	(410.0)

Financing Activities
Increase (decrease) in short-term debt, net	0.9	(35.0)	15.9
Debt redemption premium	(37.4)	—	—
Net proceeds from issuance of long-term debt	593.9	597.0	—
Repayments of long-term debt and capital lease obligations	(258.3)	(120.5)	(201.0)
Proceeds from issuance of common stock	94.4	35.3	24.7
Purchases of treasury stock	(179.5)	(23.8)	(138.4)
Dividends paid	(173.1)	(125.6)	(114.1)
Excess tax benefits related to share-based payment arrangements	21.9	5.0	8.1
Distributions to noncontrolling interests	(13.6)	(27.8)	(9.6)

Net Cash Provided By (Used In) Financing Activities	49.2	304.6	(414.4)

Discontinued Operations
Net cash provided by (used in) operating activities	(0.7)	34.1	(2.6)
Net cash provided by (used in) investing activities	—	—	15.7
Net cash provided by (used in) financing activities	—	—	—

Net cash provided by (used in) discontinued operations	(0.7)	34.1	13.1
Effect of exchange rate changes on cash and cash equivalents	(8.9)	7.3	(11.0)

Net increase (decrease) in cash and cash equivalents	(12.1)	440.7	(35.7)
Cash and cash equivalents at beginning of period	811.0	370.3	406.0

Cash and cash equivalents at end of period	$798.9	$811.0	$370.3

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF EQUITY

				Income	Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	in the	Comprehensive	Treasury	Shareholders’	Noncontrolling	Total
	Shares	Amount	Capital	Business	Income (Loss)	Stock	Equity	Interests	Equity
	(In thousands)				(Dollars in millions)

Balance December 31, 2007	142,372	$711.9	$1,453.1	$1,054.8	$14.4	$(654.8)	$2,579.4	$52.5	$2,631.9
Consolidated net income				681.2			681.2	18.0	699.2
Other comprehensive income (loss):
Translation adjustments					(298.0)		(298.0)		(298.0)
Pension and OPEB liability adjustment					(472.7)		(472.7)		(472.7)
Unrealized gain (loss) on cash flow hedges					(221.8)		(221.8)		(221.8)

Total comprehensive income (loss)							(311.3)	18.0	(293.3)
Distributions to noncontrolling interests								(9.6)	(9.6)
Repurchase of common stock						(127.2)	(127.2)		(127.2)
Employee award programs	1,239	6.2	21.4			(11.2)	16.4		16.4
Share-based compensation			41.1				41.1		41.1
Tax benefit from employees share-based compensation programs			9.7				9.7		9.7
Dividends declared (per share — $0.925)				(116.8)			(116.8)		(116.8)

Balance December 31, 2008	143,611	$718.1	$1,525.3	$1,619.2	$(978.1)	$(793.2)	$2,091.3	$60.9	$2,152.2

Consolidated net income				597.3			597.3	13.5	610.8
Other comprehensive income (loss):
Translation adjustments					119.2		119.2		119.2
Pension and OPEB liability adjustment					37.2		37.2		37.2
Unrealized gain (loss) on cash flow hedges					148.5		148.5		148.5

Total comprehensive income (loss)							902.2	13.5	915.7
Distributions to noncontrolling interests								(27.8)	(27.8)
Repurchase of common stock						(15.9)	(15.9)		(15.9)
Employee award programs	1,631	8.1	27.4			(7.9)	27.6		27.6
Share-based compensation			37.2				37.2		37.2
Tax benefit from employees share-based compensation programs			7.1				7.1		7.1
Dividends declared (per share — $1.02)				(128.5)			(128.5)		(128.5)

Balance December 31, 2009	145,242	$726.2	$1,597.0	$2,088.0	$(673.2)	$(817.0)	$2,921.0	$46.6	$2,967.6

Consolidated net income				578.7			578.7	7.9	586.6
Other comprehensive income (loss):
Translation adjustments					(31.2)		(31.2)		(31.2)
Pension and OPEB liability adjustment					36.8		36.8		36.8
Unrealized gain (loss) on cash flow hedges					(8.5)		(8.5)		(8.5)

Total comprehensive income (loss)							575.8	7.9	583.7
Distributions to noncontrolling interests								(13.6)	(13.6)
Repurchase of common stock						(166.9)	(166.9)		(166.9)
Employee award programs	2,971	14.9	79.7			(12.6)	82.0		82.0
Share-based compensation			51.2				51.2		51.2
Tax benefit from employees share-based compensation programs			23.3				23.3		23.3
Dividends declared (per share — $1.10)				(139.5)			(139.5)		(139.5)

Balance December 31, 2010	148,213	$741.1	$1,751.2	$2,527.2	$(676.1)	$(996.5)	$3,346.9	$40.9	$3,387.8

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

Allowance for Doubtful Accounts.  The Company evaluates the collectibility of trade receivables based on a combination of factors. The Company regularly analyzes significant customer accounts and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, which may occur in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. See Note 14, “Supplemental Balance Sheet Information”.

Inventories.  Inventories are stated at the lower of cost or market. The costs of certain U.S. inventories were determined by the last-in, first-out (LIFO) cost method. Costs for the remaining inventories were determined by the first-in, first-out (FIFO) cost method. See Note 8, “Inventories”.

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

Property, Plant and Equipment.  Property, plant and equipment, including amounts recorded under capital leases, are recorded at cost. Depreciation is computed principally using the straight-line method over the following estimated useful lives: buildings and improvements, 15 to 40 years; machinery and equipment, 5 to 15 years; and internal use software, 2 to 10 years. In the case of capitalized lease assets, depreciation is recognized over the lease term if shorter. Repairs and maintenance costs are expensed as incurred. See Note 14, “Supplemental Balance Sheet Information”.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are reviewed for impairment annually, or more frequently, if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicators of potential impairment exist. See Note 9, “Goodwill and Identifiable Intangible Assets”.

Identifiable Intangible Assets.  Identifiable intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. These assets include patents and other technology agreements, sourcing contracts, trademarks, licenses, customer relationships and non-compete agreements. Identifiable intangible assets are generally amortized utilizing the straight-line method or over their useful life using undiscounted cash flows, a method that reflects the pattern in which the economic benefits of the intangible assets are consumed.

Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. Measurement of the amount of impairment may be based upon an appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. See Note 9, “Goodwill and Identifiable Intangible Assets”.

Revenue and Income Recognition.  For revenues not recognized under the long-term contract method of accounting or separately priced extended warranty or product maintenance contracts, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

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

The Company updates its contract estimates periodically and reflects changes in estimates in the current period using the cumulative catch-up method. A significant portion of the Company’s sales in its aerostructures business in the Nacelles and Interior Systems segment are long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders.

Consistent with industry practice, the Company classifies assets and liabilities, including unbilled receivables and deferred revenue related to contracts accounted for under the long-term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract method of accounting, as current. Included in accounts receivable at December 31, 2010 and 2009, were receivable amounts under contracts in progress of $206.6 million and $190.8 million, respectively, that represent amounts earned but not billable. These amounts become billable according to their contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Of the $206.6 million at December 31, 2010, $108.7 million is expected to be collected after December 31, 2011.

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

Income Taxes.  Income tax expense for federal, foreign, state and local income taxes are calculated on reported financial reporting pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. The Company records interest (net of any applicable tax benefit) on potential tax contingencies as a component of its tax expense. The Company recognizes benefits associated with uncertain tax positions that are more likely than not of being realized upon settlement with a taxing authority. See Note 13, “Income Taxes”.

Rotable Assets.  Rotable assets are components, which are held for the purpose of exchanging with a customer for used components in conjunction with an overhaul service transaction. Rotable assets are recorded as other assets and amortized over their estimated economic useful life or the related contract term, as appropriate. Because rotable assets are generally overhauled during each cycle, the overhaul cost is charged to cost of sales in the period of the overhaul. See Note 14, “Supplemental Balance Sheet Information”.

Participation Payments.  Certain businesses make cash payments under long-term contractual arrangements to original equipment manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized as other assets when a contractual liability has been incurred, and are amortized as a reduction to sales, as appropriate. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment occur such as a change in the estimated number of units or the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2010, 2009 or 2008. See Note 14, “Supplemental Balance Sheet Information”.

Sales Incentives.  The Company offers sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized as an expense in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate, using the straight-line method over the remaining contract term. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No significant impairment charges were recorded in 2010, 2009 or 2008. See Note 14, “Supplemental Balance Sheet Information”.

Flight Certification Costs.  When a supply arrangement is secured, certain businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate, over the projected number of aircraft to be manufactured. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense is adjusted when the estimated number of units to be manufactured changes. No such impairment charges were recorded in 2010, 2009 or 2008. See Note 14, “Supplemental Balance Sheet Information”.

Entry Fee.  The aerostructures business in the Company’s Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payment is referred to as an entry fee and entitles the Company to a controlled access supply contract and a percentage of total program revenue generated by the OEM. The entry fee is capitalized in other assets and is amortized over units of delivery as a reduction to sales. The carrying amount of the entry fee is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of an entry fee is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of the entry fee. If the carrying value of the entry fee exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fee to its recoverable amount. No such impairment charge was recorded in 2010, 2009 or 2008. See Note 14, “Supplemental Balance Sheet Information”.

Shipping and Handling.  Shipping and handling costs are recorded in cost of sales.

Financial Instruments.  The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, foreign currency forward contracts, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term debt is based on quoted market prices or rates available to the Company for debt with similar terms and maturities. See Note 7, “Fair Value Measurements”.

Derivative financial instruments are carried on the consolidated balance sheet at fair value. The fair value of derivatives and other forward contracts is based on quoted market prices. See Note 16, “Derivatives and Hedging Activities”.

Share-Based Compensation.  The Company utilizes the fair value method of accounting to account for share-based compensation awards. See Note 5, “Share-Based Compensation”.

Pension and Postretirement Benefits.  The Company recognizes the funded status of the Company’s pension plans and postretirement benefits plans other than pension (OPEB) on its consolidated balance sheet, with a corresponding adjustment to accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income (loss), net of tax. The measurement date used to determine the pension and OPEB obligations and assets for all plans was December 31. Plan assets have been valued at fair value. See Note 12, “Pensions and Postretirement Benefits”.

Research and Development.  The Company performs research and development under company-funded programs for commercial products and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Company-funded research and development programs are expensed as incurred and included in selling and administrative costs. Customer funding of the Company’s research and development efforts is recorded as an offset to research and development expense. Total research and development expenditures in 2010, 2009 or 2008 were approximately $247 million, $239 million and $284 million, respectively. These amounts are net of approximately $85 million, $101 million and $133 million, respectively, which were funded by customers.

Reclassifications.  Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Discontinued Operations.  Net income from discontinued operations was $2.2 million, $34.5 million (net of income taxes of $20.8 million) and $7.6 million (net of income taxes of $0.7 million) for the years ended 2010, 2009 and 2008, respectively. The income in 2009 related primarily to the resolution of litigation for an environmental matter at a divested business that had been previously reported as a discontinued operation and favorable resolution of other divestiture liabilities.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. During 2010, 2009 and 2008, the Company updated its estimates of revenues and costs on certain long-term contracts, primarily in its aerostructures and aircraft wheels and brakes businesses which increased income from continuing operations before income taxes during 2010, 2009 and 2008 by $98 million ($61.3 million after tax or $0.49 per diluted share), $45.1 million ($28.3 million after tax or $0.23 per diluted share) and $111.9 million ($70.1 million after tax or $0.56 per diluted share), respectively. These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.

Environmental Liabilities.  The Company establishes environmental liabilities when it is probable that an obligation has been incurred and the Company has the ability to reasonably estimate the liability. The Company capitalizes environmental costs only if the costs are recoverable and (1) the costs extend the life, increase the capacity, or improve the safety or efficiency of property owned by the Company as compared with the condition of that property when originally constructed or acquired; (2) the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared with its condition when constructed or acquired; or (3) the costs are incurred in preparing the property for sale. All other environmental costs are expensed. See Note 15, “Contingencies”.

Toxic Tort.  The Company establishes toxic tort liabilities, including asbestos, when it is probable that an obligation has been incurred and the Company has the ability to reasonably estimate the liability. The Company typically records a liability for toxic tort when legal actions are in advanced stages (proximity to trial or settlement). The Company expenses legal costs for toxic tort issues when incurred. See Note 15, “Contingencies”.

Service and Product Warranties.  The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues, which are expensed as incurred. See Note 14, “Supplemental Balance Sheet Information”.

Deferred Settlement Credits.  The Company reached agreements with certain of its insurance carriers that are in run-off, insolvent or are undergoing solvent schemes of arrangements to receive negotiated payments in exchange for loss of insurance coverage for third party claims against the Company. The portion of these negotiated payments related to past costs was recognized in income. The portion related to future claims is recorded as a deferred settlement credit and reported within accrued expenses and other non-current liabilities. The deferred settlement credits will partially offset future costs related to insurable claims. See Note 15, “Contingencies”.

Note 2.	New Accounting Standards

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

Fair Value Measurements

On January 1, 2010, the Company adopted new accounting guidance that is included in ASC Topic 820, “Fair Value Measurements and Disclosures”. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the Company’s disclosures in its consolidated financial statements. See Note 7, “Fair Value Measurements”.

New Accounting Standards Not Yet Adopted

As of December 31, 2010, there were no new standards applicable to the Company that have yet to be adopted.

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Sales
Actuation and Landing Systems	$2,491.5	$2,524.3	$2,614.9
Nacelles and Interior Systems	2,339.5	2,322.6	2,485.6
Electronic Systems	2,135.9	1,838.7	1,961.2

TOTAL SALES	$6,966.9	$6,685.6	$7,061.7

Intersegment Sales
Actuation and Landing Systems	$32.5	$26.3	$34.7
Nacelles and Interior Systems	10.6	8.4	13.8
Electronic Systems	25.9	29.9	25.7

TOTAL INTERSEGMENT SALES	$69.0	$64.6	$74.2

Operating Income
Actuation and Landing Systems	$273.1	$266.9	$300.0
Nacelles and Interior Systems	555.9	515.3	647.5
Electronic Systems	324.9	276.4	268.8

	1,153.9	1,058.6	1,216.3
Corporate General and Administrative Expenses	(140.0)	(111.2)	(96.1)
ERP Costs	(15.6)	(18.2)	(19.3)

TOTAL OPERATING INCOME	$998.3	$929.2	$1,100.9

Capital Expenditures
Actuation and Landing Systems	$77.5	$57.5	$90.2
Nacelles and Interior Systems	52.0	51.7	123.6
Electronic Systems	66.3	39.1	43.2
Corporate	26.5	20.7	27.7

TOTAL CAPITAL EXPENDITURES	$222.3	$169.0	$284.7

Depreciation and Amortization Expense
Actuation and Landing Systems	$100.8	$96.6	$100.0
Nacelles and Interior Systems	81.9	80.8	81.2
Electronic Systems	73.4	53.0	61.7
Corporate	24.0	18.9	14.3

TOTAL DEPRECIATION AND AMORTIZATION	$280.1	$249.3	$257.2

Geographic Areas Sales
United States	$3,512.0	$3,298.7	$3,520.7
Europe(1)	2,327.9	2,281.3	2,378.0
Canada	219.5	236.1	278.0
Asia Pacific	585.8	510.6	506.5
Other Foreign	321.7	358.9	378.5

TOTAL SALES	$6,966.9	$6,685.6	$7,061.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
	(Dollars in millions)

Assets
Actuation and Landing Systems	$2,239.9	$2,220.0
Nacelles and Interior Systems	3,437.8	2,971.1
Electronic Systems	2,336.4	2,328.0
Corporate(2)	1,257.5	1,222.3

TOTAL ASSETS	$9,271.6	$8,741.4

Property, Plant and Equipment-net
United States	$961.0	$896.1
Europe	251.6	244.4
Canada	130.0	129.3
Asia Pacific	100.4	96.8
Other Foreign	78.5	84.6

TOTAL PROPERTY, PLANT AND EQUIPMENT-NET	$1,521.5	$1,451.2

(1)	Sales to customers in France in 2010, 2009 and 2008 represented 49%, 50% and 42%, respectively, of European sales. Sales to customers in the United Kingdom in 2010, 2009 and 2008 represented 23%, 20% and 26%, respectively, of European sales. Sales were reported in the geographic areas based on the country to which the product was shipped.

(2)	Corporate assets primarily include cash, assets related to income taxes, company-wide ERP assets and Rabbi Trust assets.

In 2010, 2009 and 2008, direct and indirect sales to Airbus S.A.S. (Airbus) were approximately 17%, 17% and 15% of consolidated sales, respectively.

In 2010, 2009 and 2008, direct and indirect sales to The Boeing Company (Boeing) were approximately 15%, 16% and 14%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In 2010, 2009 and 2008, direct and indirect sales to the U.S. Government were approximately 25%, 22% and 17%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the preceding paragraph.

The Company has five categories of substantially similar products that share common customers, similar technologies and similar end-use applications and share similar risks and growth opportunities. Product categories cross the Company’s business segments and do not reflect the management structure of the Company. The Company’s sales by these product categories are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Engine Products & Services	$2,444.0	$2,438.9	$2,799.2
Landing System Products & Services	1,497.3	1,471.1	1,512.6
Electrical and Optical Products & Services	1,550.6	1,288.7	1,205.1
Airframe Products & Services	838.9	856.9	858.5
Safety Products & Services	505.0	509.9	567.4
Other Products & Services	131.1	120.1	118.9

Total Sales	$6,966.9	$6,685.6	$7,061.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Other Income (Expense) — Net

Other Income (Expense) — Net consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Retiree health care expenses related to previously owned businesses	$(10.5)	$(12.3)	$(17.0)
Debt redemption — premium(1)	(37.4)	—	—
Debt redemption — terminated interest rate swaps and costs, net(1)	2.5	—	—
Expenses related to previously owned businesses(2)	(6.3)	(9.1)	(9.0)
Equity in affiliated companies	(3.4)	(3.5)	2.7
Net gain recognized in the formation of a joint venture(3)	—	—	12.8
Other — net	(2.0)	(0.3)	0.9

Other income (expense) — net	$(57.1)	$(25.2)	$(9.6)

(1)	The Company redeemed all of its outstanding senior notes due in 2012. See Note 10, “Financing Arrangements”.

(2)	Primarily relates to environmental litigation costs, net of settlements.

(3)	The Company recognized a net gain upon formation of Aero Engine Controls (JV) for the modification of arrangements with Rolls-Royce Group plc (R-R) and a pension curtailment gain, net of transaction costs.

Note 5.	Share-Based Compensation

The compensation cost recorded for share-based compensation plans during 2010, 2009 and 2008 is presented below:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions, except per share amount)

Compensation cost	$81.4	$66.7	$36.4
Compensation cost net of tax benefit	$52.4	$43.2	$23.9
Compensation cost per diluted share — net of tax benefit	$0.41	$0.35	$0.19

The increase of $14.7 million from 2009 to 2010 was primarily due to a higher grant date fair value for the restricted stock units and stock options. The increase of $30.3 million from 2008 to 2009 was primarily due to changes in the Company’s share price for the performance units and Outside Director Phantom Share Plan.

The total income tax benefit recognized in the income statement for share-based compensation awards was $29 million, $23.5 million and $12.5 million for 2010, 2009 and 2008, respectively. There was no share-based compensation cost capitalized as part of inventory and fixed assets. As of December 31, 2010, total compensation cost related to nonvested share-based compensation awards not yet recognized was $54.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The Company administers the Goodrich Equity Compensation Plan (the Plan) as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance units, restricted stock awards,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock units and other equity-based compensation awards. Currently, the Plan which expires on April 17, 2011, makes 14,500,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 17, 2001 for future awards under the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 1999 Stock Option Plan awards as of April 17, 2001 that are not issued or otherwise are returned to the Company after that date. The Company issues shares upon exercise of options or vesting of certain other share-based compensation awards. During 2010, the Company repurchased shares under the plan to the extent required to meet the minimum statutory tax withholding requirements. The Company intends to submit the Goodrich Corporation 2011 Equity Compensation Plan to shareholders for approval at the 2011 annual meeting of shareholders to replace the Plan.

Stock Options

Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3% after one year, 66 2/3% after two years and 100% after three years. Prior to the 2008 grant, the expense related to options granted to retirement eligible individuals was recorded on the date the grants were approved since no future substantive service was required. Beginning with the 2008 grant, a one-year service period was required, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the year. Therefore, expense is recorded ratably over the required service period. Options granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or the required service period, whichever is longer. Compensation expense for options granted to employees who are not retirement eligible is recognized on a straight-line basis over three years. The term of each stock option cannot exceed 10 years from the date of grant. All options granted under the Plan have an exercise price that is not less than 100% of the market value of the stock on the date of grant, as determined pursuant to the plan. Dividends are not paid or earned on stock options.

The fair value of all other option awards is estimated on the date of grant using the Black-Scholes-Merton formula. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options. The Company does not issue traded options. Accordingly, the Company uses historical volatility instead of implied volatility. The historical volatility is calculated over a term commensurate with the expected term of the options. The risk-free rate during the option term is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the expected annual dividends during the term of the options divided by the fair value of the stock on the grant date. The fair value for options issued during 2010, 2009 and 2008 was based upon the following weighted-average assumptions:

	2010	2009	2008

Risk-free interest rate (%)	2.9	1.8	3.3
Expected dividend yield (%)	1.6	2.6	1.3
Historical volatility factor (%)	35.0	33.3	31.2
Weighted-average expected life of the options (years)	5.7	5.6	5.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity during 2010 is presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at January 1, 2010	4,591.8	$44.16
Granted	727.8	65.35
Exercised	(2,050.5)	40.05
Forfeited or expired	(50.7)	49.94

Outstanding at December 31, 2010	3,218.4	$51.48	6.9 years	$101.9

Vested or expected to vest(1)	3,181.7	$51.44	6.9 years	$100.9

Exercisable at December 31, 2010	1,649.7	$46.96	5.5 years	$59.7

(1)	Represents outstanding options reduced by expected forfeitures.

As of December 31, 2010, the compensation expense related to nonvested options not yet recognized was $6.4 million. The weighted-average grant date fair value of options granted was $20.74, $9.68 and $21.35 per option during 2010, 2009 and 2008, respectively.

During 2010, the amount of cash received from exercise of stock options was $81.7 million and the tax benefit realized from stock options exercised was $26.5 million. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $73 million $21 million and $14 million, respectively.

Restricted Stock Units

Generally, 50% of the Company’s restricted stock units vest and are converted to stock at the end of the third year, an additional 25% at the end of the fourth year and the remaining 25% at the end of the fifth year. In certain circumstances, the vesting term is a three or five-year cliff. Prior to the 2008 grant, the expense related to restricted stock units granted to retirement eligible individuals was recorded on the date the grants were approved since no future substantive service is required. Beginning with the 2008 grant, a one-year service period was required, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the grant year. Therefore, expense is recorded ratably over the required service period. Restricted stock units granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or the required service period, whichever is longer. Compensation expense for restricted stock units granted to employees who are not retirement eligible is recognized on a straight-line basis over the vesting period. Cash dividend equivalents are paid to participants and are recognized as a reduction in retained earnings.

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during 2010, 2009 and 2008 was $65.46, $38.39 and $69.48 per unit, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity during 2010 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Outstanding at January 1, 2010	1,761.1	$48.51
Granted	507.5	65.46
Vested	(485.2)	42.74
Forfeited	(36.1)	56.78

Outstanding at December 31, 2010	1,747.3	$54.87

As of December 31, 2010, there was $27.8 million of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of units vested during 2010, 2009 and 2008 was $20.7 million, $17.3 million and $16.1 million, respectively. The tax benefit realized from vested restricted stock units was $11.7 million during 2010.

Performance Units

Performance units are paid in cash and are recorded as a liability and are marked to market each period. As such, assumptions are revalued for each award on an ongoing basis. The value of each award is determined based upon the fair value of the Company’s stock at the end of the three-year term, as adjusted for both a performance condition and a market condition.

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

The market condition is applied to the other 50% of the awards and is based on the Company’s relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies, which is approved by the Compensation Committee of the Board of Directors. Because the awards have a market condition, it must be considered in the calculation of the fair value. The fair value of each award was estimated each reporting period using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk free rates and correlation matrix. Because the award is recorded as a liability, the fair value is updated quarterly.

The units vest over a three-year term. Participants who are eligible for retirement are entitled to the pro rata portion of the units earned through the date of retirement, death or disability. Units due to retirees are not paid out until the end of the original three-year term at the fair value calculated at the end of the term. Dividends accrue on performance units during the measurement period and are reinvested in additional performance units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of performance unit activity during 2010 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Units	Fair Value	Term	Fair Value
	(In thousands)			(In millions)

Outstanding at January 1, 2010	430.9	$99.63
Units granted and dividends reinvested	150.4	76.88
Converted and paid out	(143.4)	128.85
Forfeited/canceled	(15.0)	82.93

Outstanding at December 31, 2010	422.9	$131.71	1.0 year	$55.7

Vested or expected to vest(1)	420.3	$131.78	1.0 year	$55.4

(1)	Represents outstanding units reduced by expected forfeitures.

As of December 31, 2010, the total compensation cost related to nonvested performance units not yet recognized was $20.4 million. The weighted-average grant date fair value of units granted was $75.88, $42.64 and $77.12 per unit during 2010, 2009 and 2008, respectively. The total payments during 2010, 2009 and 2008 were $18.5 million, $9.9 million and $22.3 million, respectively.

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

	2010	2009	2008

Risk-free interest rate (%)	0.5	0.4	3.1
Expected dividend yield (%)	1.6	2.6	1.3
Historical volatility factor (%)	34.2	31.2	27.5
Weighted-average expected life of the option (years)	1.0	1.0	1.0

During 2010, 2009 and 2008, the weighted-average grant date fair value of rights granted was $18.28, $10.20 and $18.12, respectively. The total intrinsic value of the stock purchase rights in 2010, 2009 and 2008 was $7.8 million, $13.9 million and $2.4 million, respectively. The annual employee contributions under the plan were $13.2 million, $12.3 million and $10.4 million during 2010, 2009 and 2008, respectively. The 2009 contributions were used to purchase stock during 2010.

In addition, the Company has a U.K. sub-plan for which employees with 90 days of continuous service prior to an invitation period are eligible to participate. Eligible employees that elect to become participants in the plan, can choose either a 3-year or a 5-year savings period, and may contribute up to £3,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time prior to the end of the savings period, cancel their payroll deduction authorizations. The Company has the discretion to set the savings period each year. For 2009 and 2010, the savings period began in April and will last for either three or five years depending on the savings period elected by the participant. Employee contributions in 2010 and 2009 were $3.9 million and $2.4 million, respectively. The stock purchase rights are used to purchase the common stock of the Company at 80% of the market value of a share as of the invitation date applicable to the participant. The market value of a share is defined as the average of the closing price per share as reflected by the New York Stock Exchange for the three trading days immediately preceding the invitation date. Dividends are not paid or earned on stock purchase rights.

Other Plans

Outside Director Phantom Share Plan

Each non-management Director receives an annual grant of phantom shares under the Outside Director Phantom Share Plan equal in value to $90,000. Phantom shares are paid in cash and are recorded as a liability and are marked to market each period. Dividend equivalents accrue on all phantom shares and are credited to a Director’s account. All phantom shares fully vest on the date of grant. Following termination of service as a Director, the cash value of the phantom shares will be paid to each Director in a single lump sum or in five or ten annual installments. The value of each phantom share is determined on the relevant date as the fair market value of the common stock of the Company on such date.

The phantom shares outstanding are recorded at fair market value. At December 31, 2010, the intrinsic value was $14.9 million on approximately 170,000 phantom shares outstanding, reflecting a per share fair value of $87.89. At December 31, 2009, the intrinsic value was $11.3 million on approximately 174,000 phantom shares outstanding, reflecting a per share fair value of $64.78. At December 31, 2008, the intrinsic value was $5.5 million on approximately 149,000 phantom shares outstanding, reflecting a per share fair value of $36.77. Cash payments during 2010, 2009 and 2008 were $1.6 million, $0.1 million and $0.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outside Director Deferral Plan

Non-management Directors may elect to defer all or a portion of annual retainer and meeting fees into a phantom share account under the Outside Director Deferral Plan. Amounts deferred into the phantom share account accrue dividend equivalents. The plan provides that amounts deferred into the phantom share account are paid out in shares of common stock of the Company following termination of service as Director in a single lump sum, or five or ten annual installments.

The shares outstanding under the plan are recorded at the grant date fair value, which is the fair value of the common stock of the Company on the date the deferred fees would ordinarily be paid in cash. At December 31, 2010, approximately 75,000 shares were outstanding. The weighted-average grant date fair value per share was $35.72, $34.63 and $33.98 during 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, approximately 28,000 awards converted to shares under this plan.

Note 6.	Earnings Per Share

The computation of basic and diluted earnings per share (EPS) for income from continuing operations is as follows:

	2010	2009	2008
	(In millions, except per share amounts)

Numerator
Numerator for basic and diluted earnings per share — income from continuing operations attributable to Goodrich	$576.5	$562.8	$673.6
Percentage allocated to common shareholders(1)	98.6%	98.6%	98.6%

Numerator for basic and diluted earnings per share	$568.5	$555.0	$664.3

Denominator
Denominator for basic earnings per share — weighted-average shares	125.2	124.1	124.4
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.2	1.1	1.1

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	126.4	125.2	125.5

Per common share income from continuing operations
Basic	$4.54	$4.47	$5.34

Diluted	$4.50	$4.43	$5.29

(1) Basic weighted-average common shares outstanding	125.2	124.1	124.4
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	127.0	125.8	126.2

Percentage allocated to common shareholders	98.6%	98.6%	98.6%

The Company’s unvested restricted share units contain rights to receive nonforfeitable dividend equivalents, and thus, are participating securities requiring the two-class method of computing EPS. The calculation of EPS for common stock shown above excludes the income attributable to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the unvested restricted share units from the numerator and excludes the dilutive impact of those units from the denominator.

At December 31, 2010, 2009 and 2008, the Company had 3,218,400, 4,591,800 and 4,547,300 respectively, of outstanding stock options. Stock options are included in the diluted EPS calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. An insignificant amount of anti-dilutive stock options were excluded from the EPS calculation at December 31, 2010. At December 31, 2009 and 2008, 0.9 million and 3 million anti-dilutive stock options, respectively, were excluded from the diluted EPS calculation.

Note 7.	Fair Value Measurements

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were, in millions, as follows:

	Fair Value				Fair Value
	December 31,				December 31,
	2010	Level 1	Level 2	Level 3	2009	Level 1	Level 2	Level 3
	(Dollars in millions)

Cash Equivalents(1)	$596.2	$596.2	$—	$—	$470.1	$470.1	$—	$—
Derivative Financial Instruments(2)
Cash Flow Hedges	30.6	—	30.6	—	56.8	—	56.8	—
Other Forward Contracts	(0.2)	—	(0.2)	—	(2.5)	—	(2.5)	—
Rabbi Trust Assets(3)	55.3	55.3	—	—	45.0	45.0	—	—
Long-term debt(4)	(2,531.8)	—	(2,531.8)	—	(2,144.0)	—	(2,144.0)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 16, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,339.6 million and $2,001.9 million at December 31, 2010 and 2009, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Inventories

Inventories consist of the following:

	December 31,	December 31,
	2010	2009
	(Dollars in millions)

Average or actual cost (which approximates current costs):
Finished products	$224.4	$225.6
In-process	1,866.1	1,485.6
Raw materials and supplies	692.8	667.6

	2,783.3	2,378.8
Less:
Reserve to reduce certain inventories to LIFO basis	(52.7)	(51.5)
Progress payments and advances	(281.2)	(36.9)

Total	$2,449.4	$2,290.4

Approximately 6% of the inventory costs were determined under the LIFO method of accounting at December 31, 2010 and 2009. All other inventory costs were determined under the FIFO method of accounting. LIFO reserve adjustments, recorded as costs of sales, were a $1 million loss, $5 million gain and $7 million loss for 2010, 2009 and 2008, respectively. The Company uses the LIFO method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business unit in the Actuation and Landing Systems segment.

Progress payments and advances represent (1) non-refundable payments for work-in-process and (2) cash received from government customers where the government has legal title to the work-in-process.

At December 31, 2010 and 2009, the amount of inventory consigned to customers and suppliers was approximately $65 million and $70 million, respectively.

In-process inventories which include pre-production and excess-over-average inventory accounted for under long-term contract accounting and engineering costs with a guaranteed right of recovery, are summarized by platform as follows (dollars in millions, except quantities which are number of aircraft or number of engines if the engine is used on multiple aircraft platforms):

December 31, 2010

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)				(Unaudited)				Production
	Delivered			Contract		Firm			and Excess-
	to	Unfilled	Unfilled	Quantity		Unfilled	Year		Over-
	Airlines	Orders	Options	(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
787	—	848	229	1,882	9	21	2023	$249.6	$579.2	$828.8
A350 XWB	—	573	183	1,884	—	—	2030	4.1	234.6	238.7
7Q7	—	—	—	19	1	1	2018	1.7	28.5	30.2
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	794	418	654	1,316	842	52	2013	7.4	24.7	32.1
Trent 900	88	224	60	945	154	217	2025	25.7	18.6	44.3
PW 1000G — MRJ	—	30	20	678	—	—	2029	—	53.9	53.9
PW 1000G — CSeries	—	180	180	2,476	—	—	2028	0.1	104.7	104.8
Other								104.9	52.8	157.7

Total in-process inventory related to long-term contracts under the contract accounting method of accounting								393.5	1,097.0	1,490.5
A380 production and pre-production inventory								16.8	28.9	45.7
Other in-process inventory								301.6	28.3	329.9

Total								318.4	57.2	375.6

Balance at December 31, 2010								$711.9	$1,154.2	$1,866.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre-
	(Unaudited)			(Unaudited)					Production
	Delivered			Contract		Firm			and Excess-
	to	Unfilled	Unfilled	Quantity		Unfilled	Year		Over-
	Airlines	Orders	Options	(2)	Delivered	Orders(3)	Complete(4)	Production	Average	Total

Aircraft Platforms — number of aircraft
787	—	851	226	1,861	—	26	2023	$183.2	$454.6	$637.8
A350 XWB	—	505	111	1,884	—	—	2030	—	139.8	139.8
7Q7	—	—	—	19	—	2	2014	—	26.3	26.3
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	620	450	666	1,326	683	57	2013	6.4	29.6	36.0
Trent 900	60	300	88	945	117	271	2025	25.9	19.5	45.4
PW 1000G — MRJ	—	130	60	680	—	—	2028	—	17.6	17.6
PW 1000G — CSeries	—	100	50	1,200	—	—	2028	—	36.2	36.2
Other								102.1	39.1	141.2

Total in-process inventory related to long-term contracts under the contract accounting method of accounting								317.6	762.7	1,080.3
A380 production and pre-production inventory								49.9	50.6	100.5
Other in-process inventory								290.4	14.4	304.8

Total								340.3	65.0	405.3

Balance at December 31, 2009								$657.9	$827.7	$1,485.6

(1)	Represents the aircraft order status as reported by independent sources of the related number of aircraft or the number of engines as noted.

(2)	Represents the number of aircraft or the number of engines as noted used to obtain average unit cost.

(3)	Represents the number of aircraft or the number of engines as noted for which the Company has firm unfilled orders.

(4)	The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.

Note 9.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Business	Translation/	December 31,
	2009	Combinations	Other	2010
	(Dollars in millions)

Actuation and Landing Systems(1)	$302.6	$30.6	$(5.5)	$327.7
Nacelles and Interior Systems(2)	441.2	153.7	(3.3)	591.6
Electronic Systems(3)	843.2	—	(0.3)	842.9

	$1,587.0	$184.3	$(9.1)	$1,762.2

(1)	On June 9, 2010, the Company acquired Crompton Technology Group, Ltd. (CTG) for $51.7 million in cash, net of cash acquired. Based on the Company’s purchase price allocation, $27.4 million was identifiable intangible assets and $30.6 million was goodwill. The fair value of the intangible assets will be amortized over a weighted-average useful life of 15 years.

(2)	On September 22, 2010, the Company acquired the cabin management assets of DeCrane Holdings Co. (DeCrane) for $281 million in cash, net of cash acquired. Based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s preliminary purchase price allocation, $68.4 million was identifiable intangible assets and $153.7 million was goodwill. The fair value of the intangible assets will be amortized over a weighted-average useful life of 12 years. Goodwill primarily represents the Company’s expectation of growth opportunities in the business jet market and the integration of DeCrane’s leading market position with the Company’s current aircraft interior business. The goodwill related to the DeCrane acquisition is deductible for tax purposes. The final purchase price allocation will be based on information that provides a better estimate of the fair value of assets acquired and liabilities assumed.

(3)	On December 21, 2009, the Company acquired AIS Global Holdings LLC (AIS), reported in the Electronics Systems segment, for $362.4 million in cash, net of cash acquired. Based on the Company’s purchase price allocation, $228.6 million was identifiable intangible assets, $165 million was goodwill and $76.8 million was net deferred tax liabilities primarily related to the intangible assets. The AIS acquisition provides the Company a high growth platform in the defense market that builds on the Company’s existing capabilities. Goodwill primarily represents the synergy of combining AIS’ and the Company’s engineering capabilities and enhancing the Company’s manufacturing capabilities, enabling the Company to expand its access in the rapidly growing guided munitions market. The goodwill related to the AIS acquisition is not deductible for tax purposes.

Identifiable intangible assets as of December 31, 2010 consisted of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$175.4	$(120.3)	$55.1
Customer relationships	547.8	(95.7)	452.1
Technology	198.9	(30.7)	168.2
Non-compete agreements	1.7	(1.3)	0.4

	$923.8	$(248.0)	$675.8

Identifiable intangible assets as of December 31, 2009 consisted of:

	Gross	Accumulated
	Amount	Amortization	Net
	(Dollars in millions)

Patents, trademarks and licenses	$171.8	$(108.3)	$63.5
Customer relationships	469.8	(75.2)	394.6
Technology	194.6	(20.0)	174.6
Non-compete agreements	1.7	(1.2)	0.5

	$837.9	$(204.7)	$633.2

Amortization expense related to these intangible assets for 2010, 2009 and 2008 was $46.4 million, $30.8 million and $28.4 million, respectively. Amortization expense for these intangible assets is estimated to be approximately $50 million per year from 2011 to 2015. There were no indefinite lived identifiable intangible assets as of December 31, 2010.

Goodwill and identifiable intangible assets are tested for impairment annually or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. There was no impairment of goodwill or identifiable intangible assets in 2010, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2010, there were no borrowings and $62.5 million in letters of credit outstanding under the facility. At December 31, 2009, there were no borrowings and $68 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $1,866.6 million of income retained in the business and additional paid-in capital was free from such limitations at December 31, 2010. At December 31, 2010, the Company had borrowing capacity under this facility of $437.5 million, after reductions for borrowings and letters of credit outstanding under the facility.

At December 31, 2010, the Company had letters of credit and bank guarantees of $120 million, inclusive of $62.5 million in letters of credit outstanding under the Company’s syndicated revolving credit facility, as discussed above.

At December 31, 2010, the Company also maintained $75 million of uncommitted U.S. money market facilities and $151.4 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2010 and 2009, there were $4.1 million and $3.1 million, respectively, in borrowings outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

In September 2010, the Company issued $600 million principal amount of 3.6% senior notes due in 2021, at a discount below par value of $1.3 million. The Company entered into $600 million of hedges to offset changes in the issue price of the senior notes due to movements in treasury rates prior to the issuance. The Company paid $1.8 million in cash to settle the hedges and the amount was recorded in accumulated other comprehensive income (loss) (AOCI). In addition, the Company deferred approximately $5 million of transaction costs. The discount, the hedge loss and the deferred transactions costs will be amortized over the life of the senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Debt

At December 31, 2010 and 2009, long-term debt and capital lease obligations, excluding the current maturities, consisted of:

	December 31,
	2010	2009
	(Dollars in millions)

Medium-term notes payable (interest rates from 6.8% to 8.7%)	$398.9	$398.8
7.625% senior notes, maturing in 2012	—	261.5
6.29% senior notes, maturing in 2016	295.0	295.8
6.125% senior notes, maturing in 2019	298.1	297.9
4.875% senior notes, maturing in 2020	299.4	299.3
3.6% senior notes, maturing in 2021	598.8	—
6.80% senior notes, maturing in 2036	233.7	232.9
7.0% senior notes, maturing in 2038	199.2	199.2
Other debt, maturing through 2020 (interest rates from 0.3% to 4.5%)	16.5	16.5

	2,339.6	2,001.9
Capital lease obligations	13.2	6.2

Total	$2,352.8	$2,008.1

There are no aggregate maturities of long-term debt, exclusive of capital lease obligations, during the five years subsequent to December 31, 2010.

The Company maintains a registration statement that allows the Company to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

The Company has issued long-term debt securities in the public markets through a medium-term note program (MTN), which commenced in 1995. MTN notes outstanding at December 31, 2010, consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998.

Debt Redemption

In 2010, the Company redeemed all of its outstanding $257,460,000 principal amount 7.625% senior notes due 2012. The Company recognized a net loss of $34.9 million, including a premium of $37.4 million and a net gain of $2.5 million for terminated interest rate swaps, net of the recognition of unamortized costs related to the notes.

Note 11.	Lease Commitments

The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions.

One of these arrangements allows the Company, rather than the lessor, to claim a deduction for tax depreciation on the asset and allows the Company to lease a corporate aircraft with a total commitment amount of $42.5 million. For accounting purposes, the Company was deemed to be the owner of the aircraft during the construction period and recorded an asset with an offsetting lease obligation of approximately $42 million. This lease will qualify for sales-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leaseback treatment upon lease commencement in 2011 and will be priced at a spread over LIBOR.

The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2010:

		Noncancelable
	Capital	Operating
	Leases	Leases
	(Dollars in millions)

2011	$2.4	$43.4
2012	2.0	33.9
2013	1.8	26.2
2014	1.7	18.5
2015	1.6	14.9
Thereafter	11.9	46.6

Total minimum payments	21.4	$183.5

Amounts representing interest	(6.7)

Present value of net minimum lease payments	14.7
Current portion of capital lease obligations	(1.5)

Long-term portion of capital lease obligations	$13.2

Net rent expense for 2010, 2009 and 2008 was $49.5 million, $46.2 million and $48.8 million, respectively. These amounts are net of immaterial amounts of sublease rental income.

Note 12.	Pensions and Postretirement Benefits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

Following are the amounts included in accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 and the amounts arising during 2010 and 2009 for pensions and postretirement benefits other than pension. There are no transition obligations.

	Net	Prior	Total
	Actuarial Loss	Service Cost	Before Tax	Tax	After Tax
	(Dollars in millions)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Unrecognized (loss) at December 31, 2008	$(1,366.2)	$(26.4)	$(1,392.6)	$487.1	$(905.5)

Amount recognized in net periodic benefit cost	113.8	7.4	121.2
Amount due to January 1, 2009 valuation	4.9	—	4.9
Amount due to plan changes	—	(2.7)	(2.7)
Amount due to settlement	(0.4)	—	(0.4)
Foreign currency gain/(loss)	(18.0)	0.3	(17.7)
Amount due to year end remeasurement	(105.2)	—	(105.2)

Unrecognized (loss) at December 31, 2009	$(1,371.1)	$(21.4)	$(1,392.5)	$524.2	$(868.3)

Amount recognized in net periodic benefit cost	120.9	6.4	127.3
Amount due to January 1, 2010 valuation	4.9	—	4.9
Amount due to plan changes	—	(3.2)	(3.2)
Foreign currency gain/(loss)	1.8	(0.2)	1.6
Amount due to year end remeasurement	(64.7)	—	(64.7)

Unrecognized (loss) at December 31, 2010	$(1,308.2)	$(18.4)	$(1,326.6)	$495.1	$(831.5)

The unrecognized loss at December 31, 2010 and 2009 includes $1.2 million and $0.9 million, respectively, for the Company’s share of the accumulated other comprehensive loss from the JV. This loss decreased our investment in the JV.

The amount of actuarial loss and prior service cost expected to be recognized in net periodic benefit cost during 2011 are approximately $61.7 million ($39.4 million after tax) and approximately $5.4 million ($3.4 million after tax) respectively.

Amortization of prior service cost is generally recognized on a straight-line basis over the average future service period of active employees. Amortization of actuarial gains and losses is recognized using the “corridor approach”, which is the minimum amortization required. Under the corridor approach, the actuarial net gain or loss in excess of 10% of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the average future service period of the active employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PENSIONS

The following table sets forth the Company’s defined benefit pension plans as of December 31, 2010 and 2009 and the amounts recorded in the consolidated balance sheet. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the U.S. plans includes both the qualified and non-qualified plans.

	U.S. Plans		U.K. Plans		Other Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)

CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year	$2,906.4	$2,697.5	$678.7	$559.5	$117.8	$100.8
Service cost	46.3	42.9	15.6	16.0	4.9	3.9
Interest cost	168.5	171.9	39.0	37.2	7.1	6.6
Amendments	0.1	13.1	—	—	3.1	(10.4)
Actuarial (gains) losses	159.2	168.3	10.4	18.2	15.9	9.2
Participant contributions	—	—	0.3	0.4	2.5	2.3
Settlements	—	—	—	—	—	(3.3)
Special termination benefits	—	—	0.1	1.2	—	—
Foreign currency translation	—	—	(22.6)	62.0	3.0	12.1
Benefits paid	(189.1)	(187.3)	(16.1)	(15.8)	(4.5)	(3.4)

Projected benefit obligation at end of year	$3,091.4	$2,906.4	$705.4	$678.7	$149.8	$117.8

ACCUMULATED BENEFIT OBLIGATION AT THE END OF YEAR	$2,942.9	$2,763.3	$589.8	$561.5	$120.7	$97.5

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate	5.67%	5.90%	5.81%	5.88%	5.19%	5.75%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.40%	3.38%
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$2,070.1	$1,856.3	$633.5	$458.2	$80.5	$58.6
Actual return on plan assets	290.1	207.9	73.4	103.9	9.0	10.7
Settlements	—	—	—	—	—	(3.3)
Participant contributions	—	—	0.3	0.4	2.5	2.3
Company contributions	403.8	193.2	32.8	37.4	7.5	6.9
Foreign currency translation	—	—	(21.5)	49.4	3.6	8.7
Benefits paid	(189.1)	(187.3)	(16.1)	(15.8)	(4.5)	(3.4)

Fair value of plan assets at end of year	$2,574.9	$2,070.1	$702.4	$633.5	$98.6	$80.5

FUNDED STATUS (UNDERFUNDED)	$(516.5)	$(836.3)	$(3.0)	$(45.2)	$(51.2)	$(37.3)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid pension	$—	$—	$—	$—	$0.7	$0.8
Accrued expenses — current liability	(14.2)	(10.2)	—	—	(0.5)	(0.7)
Pension obligation — non-current liability	(502.3)	(826.1)	(3.0)	(45.2)	(51.4)	(37.4)

Net asset (liability) recognized	$(516.5)	$(836.3)	$(3.0)	$(45.2)	$(51.2)	$(37.3)

Accumulated other comprehensive income (loss) — before tax	$(1,178.7)	$(1,245.7)	$(81.2)	$(96.2)	$(44.7)	$(27.4)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2010 and 2009:

	U.S. Plans		U.K. Plans		Other Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)

Aggregate fair value of plan assets	$2,574.9	$2,070.1	$—	$—	$9.2	$8.3
Aggregate projected benefit obligation	$3,091.4	$2,906.4	$0.1	$—	$37.8	$34.7
Aggregate accumulated benefit obligations	$2,942.9	$2,763.3	$0.1	$—	$33.9	$31.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2010 and 2009:

	U.S. Plans		U.K. Plans		Other Plans
	2010	2009	2010	2009	2010	2009
	(Dollars in millions)

Aggregate fair value of plan assets	$2,574.9	$2,070.1	$702.5	$633.5	$90.2	$73.4
Aggregate projected benefit obligation	$3,091.4	$2,906.4	$705.4	$678.7	$142.1	$111.5
Aggregate accumulated benefit obligations	$2,942.9	$2,763.3	$589.8	$561.5	$113.4	$91.5

The components of net periodic benefit costs (income) and special termination benefit charges for 2010, 2009 and 2008 are as follows:

	U.S. Plans			U.K. Plans			Other Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(Dollars in millions)

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):
Service cost	$46.3	$42.9	$42.8	$15.6	$16.0	$28.1	$4.9	$3.9	$5.5
Interest cost	168.5	171.9	167.6	39.0	37.2	41.5	7.1	6.6	6.2
Expected return on plan assets	(187.6)	(174.2)	(200.1)	(52.5)	(42.6)	(63.5)	(7.0)	(5.2)	(6.7)
Amortization of prior service cost	7.0	7.3	5.5	(0.6)	(0.6)	(1.0)	0.1	0.9	0.1
Amortization of actuarial (gain) loss	116.8	105.1	48.9	2.6	7.4	—	1.5	1.3	1.0

Gross periodic benefit cost (income)	151.0	153.0	64.7	4.1	17.4	5.1	6.6	7.5	6.1
Settlement (gain)/loss	—	—	0.6	—	—	—	—	(0.4)	(1.2)
Curtailment (gain)/loss	—	—	—	—	—	(3.4)	—	—	—

Net benefit cost (income)	$151.0	$153.0	$65.3	$4.1	$17.4	$1.7	$6.6	$7.1	$4.9

Special termination benefit charge	$—	$—	$—	$0.1	$1.2	$—	$—	$—	$—

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COSTS FOR THE YEARS ENDED DECEMBER 31
Discount rate 1/1-12/4	5.90%	6.47%	6.30%	5.88%	5.88%	5.50%	5.75%	6.17%	5.28%
Discount rate 12/5-12/31	5.90%	6.47%	6.31%	5.88%	5.88%	5.50%	5.75%	6.17%	5.28%
Expected long-term return on assets	8.75%	8.75%	9.00%	8.50%	8.50%	8.50%	8.32%	8.12%	8.24%
Rate of compensation increase	4.10%	4.10%	4.10%	3.75%	3.75%	3.75%	3.38%	3.31%	3.38%

The special termination benefit charges in 2010 and 2009 relate primarily to reductions in force in several businesses in the U.K.

Pension assumptions were reevaluated on September 12, 2008 and on December 5, 2008 for the remeasurement of a U.S. nonqualified plan for retirement settlements resulting in a settlement loss of $0.6 million. On December 31, 2008, in connection with the formation of the JV as described in Note 4, “Other Income (Expense) — Net”, the Company recorded a curtailment gain of $3.4 million in the U.K. Goodrich Pension Scheme. The curtailment and remeasurement decreased accumulated other comprehensive income by $7.8 million before tax or $5.1 million after tax. Also, a change to a French pension plan resulted in a settlement gain of $0.4 million and $1.2 million for 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Pension Benefit Payments

Pension benefit payments, which reflect expected future service, are estimated to be as follows:

	U.S.	U.K.	Other
Year	Plans	Plans	Plans
	(Dollars in millions)

2011	$197.3	$10.6	$3.9
2012	196.4	12.5	4.6
2013	207.8	14.3	5.2
2014	203.2	16.3	5.7
2015	207.4	18.5	7.0
2016 to 2020	1,110.5	130.6	47.4

Asset Valuation

The assets of the Company’s worldwide defined benefit plans (Global Plans) are measured at fair value (FV). FV and the FV measurement levels are explained in Note 7, “Fair Value Measurements”. For pension assets, FV is principally determined using a market approach based on quoted prices or other relevant information from observable market transactions involving identical or comparable assets. When market prices are not available, FV is estimated using an income approach to discount future cash flows combined with current observable market inputs for similar assets with comparable terms and credit quality.

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

Commingled Funds (Applicable to Money Market, Equity, Fixed Income and Commodity Investments) — Level 2

The commingled funds are institutional investment instruments valued at the FV of the ownership interests in the funds. The Net Asset Value (NAV) per unit (provided by the fund administrator) is the primary input into the valuation of the ownership interest. The NAV is based on the FV of the underlying assets owned by the fund, minus its liabilities, divided by the number of shares outstanding. Commingled investment funds generally are leveled based upon the observability of the prices or inputs used to value the underlying portfolio instruments, which are money market, U.S. and international equity, fixed income securities and commodities. These instruments are valued using a market approach with either unadjusted quotes in active markets (Level 1) or quoted prices for similar assets or other observable inputs (Level 2). The Company is required to classify these assets according to the lowest level used in their valuation, which accordingly classifies them within Level 2. In addition to the NAV, consideration is given to any specific rights or obligations that pertain to investments in the commingled investment fund, which if deemed significant, may adjust the FV of the ownership interest and result in a lower, less observable FV hierarchy level. There are no significant specific rights or obligations pertaining to these commingled funds that require an adjustment to the FV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A portion of the assets are invested in a global tactical asset allocation (GTAA) fund. The GTAA is a specialized commingled fund which utilizes a variety of daily valued funds to tactically gain exposure to certain U.S. and international equity, fixed income and commodities markets. For reporting classes, the component investments of the GTAA are separated into the equity or fixed income commingled fund classifications, as applicable.

Securities Lending Collateral Fund

The Company participates in a securities lending program which uses a money market commingled fund as the collateral fund which is invested in liquid assets of investment grade companies. The entire collateral fund is valued using a NAV derived from the FV of the underlying securities. Please see above discussion.

During 2008, certain investments in the collateral fund became impaired due to the bankruptcy of those investments. The value of these securities will not be known until the bankruptcy proceedings are concluded. However, the fund administrator entered into support agreements with investors, including the Company, that segregated these assets from the collateral fund and created floor values for the valuation of these impaired investments. The impaired assets are valued using the greater of the average of street broker quotes or the support agreement price of 80%.

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

Real Estate — Level 3

The assets are institutional real estate commingled funds valued using the NAV. The underlying assets are valued using unobservable inputs from the fund manager principally annual third party appraisals based on market, income or cost valuation techniques. Unobservable inputs would include prices of sales of similar properties, estimates of operating income, discount rates and estimates of reproduction or replacements costs.

Balanced Funds — Level 2

These funds invest across all asset types within one mutual fund portfolio, including U.S. and international equities, fixed income securities, property, alternative assets and cash. The fund is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The table below presents the classes and FV levels for the Global Plans’ assets as of December 31, 2010 and 2009.

	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Dollars in millions)

Investments at FV
Derivatives	$(4.0)	$—	$(4.0)	$—	$(1.1)	$—	$(1.1)	$—
Short term investments
Commingled money market funds	141.5	—	141.5	—	136.7	—	136.7	—
Commingled money market fund:
collateral held under securities lending agreements (excluding noncash collateral)	65.7	—	65.7	—	29.1	—	29.1	—
Equity
Common stock/REITs	1,262.1	1,262.1	—	—	937.5	937.5	—	—
Common stock — loaned	(49.5)	(49.5)	—	—	(18.8)	(18.8)	—	—
Commingled equity funds	751.1	—	751.1	—	563.5	—	563.5	—
Fixed Income
U.S. treasuries	66.5	66.5	—	—	56.8	56.8	—	—
Government, corporate and asset backed	438.7	—	438.7	—	456.2	—	456.2	—
U.S. government securities — loaned	(1.2)	(1.2)	—	—	(5.2)	(3.2)	(2.0)	—
Corporate obligations — loaned	(13.2)	—	(13.2)	—	(4.9)	—	(4.9)	—
Commingled fixed income funds	460.8	—	460.8	—	476.9	—	476.9	—
Real Estate Commingled Funds	201.7	—	—	201.7	125.9	—	—	125.9
Commingled Commodity Funds	24.8	—	24.8	—	—	—	—	—
Balanced Funds	1.7	—	1.7	—	1.2	—	1.2	—
Guaranteed Investment Contracts	3.4	—	3.4	—	3.6	—	3.6	—
Securities on Loan	63.9	50.7	13.2	—	28.9	22.0	6.9	—

Total Investments	$3,414.0	$1,328.6	$1,883.7	$201.7	$2,786.3	$994.3	$1,666.1	$125.9

Other Assets
Cash	20.7				18.0
Net receivables/payables related to investment transactions	6.9				9.6
Obligations under securities lending agreements	(65.7)				(29.8)

Global plan assets	$3,375.9				$2,784.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the changes in the FV of the Level 3 investments for 2010 and 2009.

Real Estate
(Dollars in
millions)

FV December 31, 2008	$197.0
Acquisitions	8.3
Dispositions	(14.7)
Realized Gain (Loss)	0.4
Change in FV	(65.1)

FV December 31, 2009	$125.9
Acquisitions	70.2
Dispositions	(7.8)
Realized Gain (Loss)	0.1
Change in FV	13.3

FV December 31, 2010	$201.7

Asset Allocation and Investment Policy

U.S. Qualified Pension Plans

The Company’s U.S. qualified pension plans were underfunded at December 31, 2010. Benefit payments from the plans were $177 million and $176 million in 2010 and 2009, respectively.

The Company’s asset allocation strategy for the plans is designed to balance the objectives of achieving high rates of return while reducing the volatility of the plans’ funded status and the Company’s pension expense and contribution requirements.

No Company common stock was held directly by the plans at December 31, 2010 and 2009.

The plans’ fixed income assets have a target duration of 100% to 200% of the plans’ liabilities and are designed to offset 40% to 100% of the effect of interest rate changes on the plans’ funded status. By investing in long-duration bonds, the plans are able to invest more assets in equities and real estate, which historically have generated higher returns over time, while reducing the volatility of the plans’ funded status.

The table below sets forth the U.S. Trust’s 2011 target asset allocation and the actual asset allocations at December 31, 2010 and 2009.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2011	At December 31, 2010	At December 31, 2009

Equities – U.S. Large Cap	15-30%	31%	34%
Equities – U.S. Mid Cap	3-8%	7%	4%
Equities – U.S. Small Cap	1-5%	4%	4%
Equities – International	10-15%	12%	12%
Equities – Emerging Markets	3-5%	8%	0%
Equities – Total	40-55%	62%	54%
Fixed Income	40-50%	31%	37%
Real Estate Commingled Funds	0-10%	5%	6%
Commodities	2-4%	1%	0%
Cash	0-2%	1%	3%
Total	100%	100%	100%

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

Tactical changes to the duration of the fixed income portfolio are made periodically. The actual duration of the fixed income portfolio was approximately 13 and 12 years at December 31, 2010 and 2009, respectively.

U.K. Pension Plan

The Company’s U.K. defined benefit pension plans were underfunded at December 31, 2010. Benefit payments from the plans were $16.1 million and $15.8 million in 2010 and 2009, respectively.

The primary asset allocation objective is to generate returns that, over time, will meet the future payment obligations of the plan without requiring material levels of cash contributions. Since the plan’s obligations are paid in Great Britain Pounds Sterling, the plan invests approximately 80% of its assets in U.K.-denominated assets. Fixed income assets have a duration of about 13 years and are designed to offset approximately 15% to 20% of the effect of interest rate changes on the plan’s funded status. The plan assets are rebalanced to the target on a periodic basis.

The table below sets forth the plan’s target asset allocation for 2011 and the actual asset allocations at December 31, 2010 and 2009.

	Target Allocation	Actual Allocation	Actual Allocation
Asset Category	2011	At December 31, 2010	At December 31, 2009

Equities – U.K.	25-30%	30%	34%
Equities – Global	25-30%	27%	28%
Equities – Total	50-60%	57%	62%
Fixed Income	32-38%	31%	35%
Real Estate	8-12%	9%	0%
Cash	0%	3%	3%
Total	100%	100%	100%

Assumptions

U.S. Qualified Pension Plans

As of December 31, 2010 the discount rate was determined using a bond settlement approach based on a hypothetical portfolio of high quality corporate bonds whose coupon payments and maturity values are designed to match the projected benefit payment cash flows of the underlying pension and OPEB obligations. Only high quality AA-graded or better, non-callable corporate bonds are included in this bond portfolio. The discount rate determined at December 31, 2009 was based on a customized yield curve approach against which projected cash flows were plotted. The resulting discount rates were used to determine the benefit obligations as of December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The long-term asset return assumption for the U.S. plans for 2010 and 2009 is based on an analysis of historical returns for equity, fixed income and real estate markets and the Company’s strategic portfolio allocation. Equity and real estate returns were determined by analysis of historical benchmark market data.

The RP2000 mortality table with projected improvements for life expectancy through 2020 using Scale AA was used for determination of the benefit obligations as of December 31, 2010. The RP2000 mortality table with projected improvements for life expectancy using Scale AA phased-out by the year 2015 was used for determination of the benefit obligations as of December 31, 2009.

U.K. Pension Plan

As of December 31, 2010 the discount rate for the U.K. was determined using a bond settlement approach based on a hypothetical portfolio of high quality corporate bonds whose coupon payments and maturity values are designed to match the projected benefit payment cash flows of the underlying pension obligations. The U.K. discount rate at December 31, 2009 was determined based on cash flows from a benchmark plan with similar duration as the U.K. Plan, plotted against the respective U.K. yield curves of AA-graded corporate bonds.

The long-term asset return assumption for the plan is based on an analysis of historical returns for equity, fixed income and real estate markets denominated in Great Britain Pounds Sterling. Equity and real estate returns were determined by analysis of historical benchmark market data.

Anticipated Contributions to Defined Benefit Plans and Trusts

During 2011, the Company expects to contribute approximately $100 million to its worldwide qualified and non-qualified pension plans.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. For December 31, 2010 and 2009, $61 million was held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of cash surrender value of life insurance policies, equity and fixed income mutual funds and cash and cash equivalents. The assets of the rabbi trust, which do not qualify as plan assets and, therefore, are not included in the tables in this note, are available to pay pension benefits to these individuals, but are otherwise unavailable to the Company. The assets, other than approximately $29 million and $28 million as of December 31, 2010 and 2009, respectively, which are assigned to certain individuals if benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

Defined Contribution Plans

In the U.S., the Company maintains voluntary U.S. retirement savings plans for salaried and wage employees. For 2010, 2009 and 2008, the Company’s cost was $53.4 million, $49.8 million and $47.1 million, respectively.

The Company also maintains defined contribution retirement plans for certain non-U.S. subsidiaries. For 2010, 2009 and 2008, the Company’s contributions were $9.8 million, $7.1 million and $5.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The following table sets forth the status of the Company’s defined benefit postretirement plans other than pension as of December 31, 2010 and 2009, and the amounts recorded in the Company’s consolidated balance sheet.

	2010	2009
	(Dollars in millions)

Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$331.5	$342.3
Service cost	1.1	1.4
Interest cost	17.4	19.6
Amendments	—	—
Actuarial (gains) losses	3.7	2.3
Foreign currency translation/Other	0.1	0.2
Gross benefits paid	(30.4)	(37.7)
Federal subsidy received	3.2	3.4

Projected benefit obligation at end of year	$326.6	$331.5

Weighted-Average Assumptions used to Determine Benefit Obligations as of December 31
Discount rate	5.29%	5.55%
Initial health care rate of increase	7.5%	7.3%
Ultimate health care rate of increase	5%	5%
Year ultimate trend reached	2017	2015
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Company contributions	30.4	37.7
Gross benefits paid	(30.4)	(37.7)

Fair value of plan assets at end of year	$—	$—

Funded Status (Underfunded)	$(326.6)	$(331.5)

Amounts Recognized in the Balance Sheet Consist of:
Accrued expenses — current liability	$(29.7)	$(30.4)
Postretirement benefits other than pensions — non-current liability	(296.9)	(301.1)

Net liability recognized	$(326.6)	$(331.5)

Accumulated other comprehensive income (loss) — before tax	$(22.0)	$(23.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic postretirement benefit cost for 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Components of Net Periodic Benefit Cost:
Service cost	$1.1	$1.4	$1.7
Interest cost	17.4	19.6	22.0
Amortization of prior service cost	(0.1)	(0.2)	(0.2)
Recognized net actuarial (gain) loss	—	—	2.3

Net periodic benefit cost	$18.4	$20.8	$25.8

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost
Discount rate	5.55%	6.38%	6.12%
Initial health care rate of increase	7.3%	7.8%	8.3%
Ultimate health care rate of increase	5%	5%	5%
Year ultimate trend reached	2015	2015	2015

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate.

	One Percentage	One Percentage
	Point	Point
	Increase	Decrease
	(Dollars in millions)

Increase (Decrease) in
Total of service and interest cost components in 2010	$0.9	$(0.8)
Accumulated postretirement benefit obligation as of December 31, 2010	$19.3	$(17.3)

Expected Postretirement Benefit Payments Other Than Pensions

Benefit payments for other postretirement obligations other than pensions, which reflect expected future service are expected to be paid as follows:

	Expected
	Employer	Medicare
Year	Payments	Subsidy	Net Payments
	(Dollars in millions)

2011	$34.1	$(3.7)	$30.4
2012	34.1	(3.8)	30.3
2013	34.0	(4.0)	30.0
2014	33.7	(4.1)	29.6
2015	33.3	(4.2)	29.1
2016 to 2020	154.6	(22.5)	132.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes

Income from continuing operations before income taxes as shown in the consolidated statement of income consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Domestic	$592.0	$552.2	$738.4
Foreign	212.9	231.9	246.2

TOTAL	$804.9	$784.1	$984.6

A summary of income tax expense (benefit) from continuing operations in the consolidated statement of income is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Current
Federal	$67.4	$43.9	$118.4
Foreign	36.5	18.4	4.1
State	(38.4)	6.8	18.8

	65.5	69.1	141.3

Deferred
Federal	148.6	128.9	141.6
Foreign	(2.3)	7.4	22.9
State	8.7	2.4	(12.8)

	155.0	138.7	151.7

TOTAL	$220.5	$207.8	$293.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred income tax assets and liabilities were as follows:

	December 31,
	2010	2009
	(Dollars in millions)

Deferred income tax assets
Pensions	$200.6	$309.7
Tax credit and net operating loss carryovers	114.8	100.1
Postretirement benefits other than pensions	122.0	137.8
Inventories	42.9	49.6
Other nondeductible accruals	163.1	156.1
Employee benefits plans	65.8	56.4
Other	—	8.6

Deferred income tax assets	709.2	818.3
Less: valuation allowance	(45.1)	(54.9)

Total deferred income tax assets	664.1	763.4

Deferred income tax liabilities
Tax over book depreciation	(149.6)	(125.3)
Intangible assets	(392.3)	(367.3)
Foreign currency hedges	(3.8)	(9.8)
Pre-production and contract accounting	(385.4)	(327.4)
Other	(17.6)	(32.7)

Total deferred income tax liabilities	(948.7)	(862.5)

Net deferred income tax asset (liability)	$(284.6)	$(99.1)

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

At December 31, 2010, the Company had net operating loss and tax credit carryforward benefits of approximately $123 million which will expire in the years 2011 through 2030. For financial reporting purposes a valuation allowance of $45 million was recognized to offset the deferred tax asset relating to those carryforward benefits. The net change in the total valuation allowance for 2010 was a decrease of $10 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions of dollars, was as follows:

Balance at January 1, 2008	$106.3
Additions based on tax positions related to current year	9.6
Additions for tax positions of prior years	45.2
Reductions for tax positions of prior years	(24.3)
Settlements	(5.5)

Balance at December 31, 2008	$131.3

Additions based on tax positions related to current year	9.9
Additions for tax positions of prior years	3.1
Reductions for tax positions of prior years	(1.4)
Settlements	(4.9)

Balance at December 31, 2009	$138.0

Additions based on tax positions related to current year	10.2
Additions for tax positions of prior years	20.0
Reductions for tax positions of prior years	(6.7)
Settlements	(14.4)

Balance at December 31, 2010	$147.1

Included in the balance at December 31, 2010, are $0.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. At December 31, 2010 and 2009, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $203.9 million and $210.3 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During 2010, 2009 and 2008, the Company recognized adjustments to income tax expense for interest and penalties of a $29 million gain, $9.5 million gain and a $22.5 million loss, respectively. The Company had approximately $119.4 million and $148.6 million for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2006 and with few exceptions, state and local examinations for years before 2000 and non-U.S. income tax examinations for years before 2002. In late 2009, the U.S. Internal Revenue Service (IRS) began examination of the tax years 2007 and 2008. For a discussion of uncertainties related to tax matters see Note 15, “Contingencies”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	2010		2009		2008
		(Dollars in		(Dollars in		(Dollars in
	%	millions)%		millions)%		millions)

Income from continuing operations before income taxes		$804.9		$784.1		$984.6
Statutory federal income tax rate	35.0%		35.0%		35.0%
State and local taxes	0.6%	$4.6	0.9%	$7.1	(0.1)%	$(0.9)
Tax benefits related to U.S. manufacturing	(0.8)%	$(6.6)	(0.9)%	$(7.4)	(0.8)%	$(8.2)
Tax credits	(3.1)%	$(25.1)	(3.0)%	$(23.8)	(2.2)%	$(21.3)
Deemed repatriation of non-U.S. earnings	1.7%	$14.0	1.8%	$14.0	0.9%	$8.8
Differences in rates on foreign subsidiaries	(3.4)%	$(27.6)	(4.3)%	$(33.8)	(4.8)%	$(47.9)
Interest on potential tax liabilities	0.5%	$4.1	(1.0)%	$(7.7)	0.8%	$8.2
Tax settlements and other adjustments to tax reserves (See Note 15)	(1.1)%	$(9.0)	1.0%	$7.5	1.8%	$18.2
Other items(1)	(2.0)%	$(15.6)	(3.0)%	$(22.6)	(0.8)%	$(8.5)

Effective income tax rate	27.4%		26.5%		29.8%

(1)	Includes a $10 million charge in 2010 due to the enactment of health care reform legislation in the U.S.

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $690 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the potential liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Note 14.	Supplemental Balance Sheet Information

Allowance for Doubtful Accounts

The changes in accounts receivable allowances for doubtful accounts were as follows:

Balance at December 31, 2008	$17.2

Charged to expense	2.9
Write-off of doubtful accounts	(2.3)
Foreign currency translation and other	0.2

Balance at December 31, 2009	$18.0

Charged to expense	2.3
Write-off of doubtful accounts	(3.7)
Foreign currency translation and other	0.2

Balance at December 31, 2010	$16.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment-net

Property, plant and equipment and accumulated depreciation were as follows:

	December 31,
	2010	2009
	(Dollars in millions)

Land	$78.8	$77.1
Buildings and improvements	801.9	773.7
Machinery and equipment	2,270.9	2,187.8
Construction in progress	213.8	133.8

	3,365.4	3,172.4
Less accumulated depreciation	(1,843.9)	(1,721.2)

TOTAL	$1,521.5	$1,451.2

Property included assets acquired under capital leases, principally buildings, machinery and equipment of $18 million and $18.5 million at December 31, 2010 and 2009, respectively. Related accumulated depreciation was $4.2 million and $8.3 million at December 31, 2010 and 2009, respectively. Depreciation expense was $190.3 million, $179.2 million and $183.4 million during 2010, 2009 and 2008, respectively. Interest costs capitalized during 2010, 2009 and 2008 was $1.5 million, $1.8 million and $4.5 million, respectively.

Other Assets

Other assets consisted of the following:

	December 31,
	2010	2009
	(Dollars in millions)

Rotable assets — net of accumulated amortization of $145.4 million and $131.5 million at December 31, 2010 and 2009, respectively	$130.3	$133.0
Participation payments — net of accumulated amortization of $12 million and $15 million at December 31, 2010 and 2009, respectively	116.7	117.4
Rabbi trust assets, including cash surrender value of life insurance contracts	115.1	104.9
Sales incentives — net of accumulated amortization of $67.2 million and $58.9 million at December 31, 2010 and 2009, respectively	55.6	60.4
Foreign currency hedges	43.9	69.3
Flight certification costs — net of accumulated amortization of $9.4 million and $9.5 million at December 31, 2010 and 2009, respectively	42.8	45.0
Entry fee — net of accumulated amortization of $4.7 million and $3.5 million at December 31, 2010 and 2009, respectively	23.3	24.5
Investments in affiliated companies	17.8	22.4
All other	79.1	62.0

TOTAL	$624.6	$638.9

See Note 1, “Significant Accounting Policies” for a description of rotable assets, participation payments, sales incentives, flight certification costs and the entry fee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2010	2009
	(Dollars in millions)

Deferred revenue (see Note 1 “Significant Accounting Policies”)	$274.9	$350.9
Wages, vacations, pensions and other employment costs	313.2	242.3
Warranties	90.0	88.2
Postretirement benefits other than pensions	29.7	30.4
Accrued taxes	31.1	24.7
Foreign currency hedges	22.5	22.6
Other	280.4	278.3

TOTAL	$1,041.8	$1,037.4

Guarantees

The Company extends financial and product performance guarantees to third parties. At December 31, 2010, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)

Environmental remediation and other indemnification (See Note 15 “Contingencies”)	No limit	$18.6
Guarantees of residual value on leases	$32.0	$—
Guarantees of JV debt and other financial instruments	$35.9	$—

The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.

As of December 31, 2010, the Company is a guarantor on a revolving credit agreement totaling £30 million between the JV and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line with a notional amount of $167.3 million and a fair value asset of $1.3 million at December 31, 2010. The Company is indemnified by R-R for 50% of the gains/losses resulting from the foreign exchange hedges.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of service and product warranties, in millions, are as follows:

Balance at December 31, 2008	$139.2

Net provisions for warranties issued during the year	52.3
Net change to warranties existing at the beginning of the year	2.6
Payments	(52.1)
Foreign currency translation and other	5.6

Balance at December 31, 2009	$147.6

Net provisions for warranties issued during the year	49.2
Net change to warranties existing at the beginning of the year	(6.8)
Payments	(42.0)
Foreign currency translation and other	0.5

Balance at December 31, 2010	$148.5

The current and long-term portions of service and product warranties were as follows:

	December 31,
	2010	2009
	(Dollars in millions)

Accrued expenses	$90.0	$88.2
Other non-current liabilities	58.5	59.4

TOTAL	$148.5	$147.6

Other Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Year Ended December 31,
	2010	2009
	(Dollars in millions)

Net income attributable to Goodrich	$578.7	$597.3
Other comprehensive income (loss) net of tax:
Unrealized foreign currency translation gains (losses) during the period, net of tax for 2009 of ($1.9)	(31.2)	119.2
Pension and OPEB liability adjustments during the period, net of tax for 2010 and 2009 of ($29.1) and ($37.2), respectively	36.8	37.2
Gain (loss) on cash flow hedges, net of tax for 2010 and 2009 of $6 and ($76.4), respectively	(8.5)	148.5
Less: comprehensive income attributable to noncontrolling interests	—	—

Total comprehensive income (loss) attributable to Goodrich	$575.8	$902.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2010	2009
	(Dollars in millions)

Cumulative unrealized foreign currency translation gains	$139.6	$170.8
Pension and OPEB liability adjustments	(831.5)	(868.3)
Accumulated gain/(loss) on cash flow hedges	15.8	24.3

TOTAL	$(676.1)	$(673.2)

The pension and OPEB liability amounts above are net of deferred taxes of $495.1 million and $524.2 million in 2010 and 2009, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $4.6 million and $10.6 million in 2010 and 2009, respectively.

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

Environmental liabilities are recorded when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites, third party indemnity obligations or contractual obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

The Company’s consolidated balance sheet included an accrued liability for environmental remediation obligations of $67.7 million and $66.1 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, $14.6 million and $11.3 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At December 31, 2010 and 2009, $27.3 million and $25.3 million, respectively, was associated with ongoing operations and $40.4 million and $40.8 million, respectively, was associated with previously owned businesses.

The Company expects that it will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.

Certain states in the U.S. and countries globally are promulgating or proposing new or more demanding regulations or legislation impacting the use of various chemical substances by all companies. The Company continues to evaluate the potential impact, if any, of new regulations and legislation.

Asbestos

The Company and some of its subsidiaries have been named as defendants in various actions by plaintiffs alleging damages as a result of exposure to asbestos fibers in products or at formerly owned facilities. The Company believes that pending and reasonably anticipated future actions are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There can be no assurance, however, that future legislative or other developments will not have a material adverse effect on the Company’s results of operations and cash flows in a given period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2010 and 2009, the deferred settlement credit was $48.6 million and $45 million, respectively, for which $5.7 million and $6.1 million, respectively, was reported in accrued expenses and $42.9 million and $38.9 million, respectively, was reported in other non-current liabilities. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.

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

Aerostructures Long-term Contracts

The Company’s aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase, including the Airbus A350 XWB and the Pratt and Whitney PurePowertm PW 1000G engine contracts, and in the early production phase, including the Boeing 787. These contracts are accounted for in accordance with long-term construction contract accounting.

The pre-production phase includes design of the product to meet customer specifications as well as design of the processes to manufacture the product. Also involved in this phase is securing the supply of material and subcomponents produced by third party suppliers, generally accomplished through long-term supply agreements.

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

Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to various factors, including the following:

•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost productivity improvements, including overhead absorption, related to new, or changes to, manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, potential supplier claims, the supplier’s financial viability and the supplier’s ability to perform;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

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

JSTARS Program

In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of December 31, 2010, the Company has approximately $21 million (net of advances of $11.3 million) of pre-production costs and inventory related to this program.

Future program funding remains uncertain and there can be no assurance of such funding. If the program were to be cancelled, the Company would recognize an impairment.

U.S. Health Care Reform Legislation

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010 (the Act) were enacted. The primary focus of the Act is to significantly reform health care in the U.S. The financial impact on the Company that was recognized in 2010 was the elimination of a portion of the tax deduction available to companies that provide prescription drug coverage to retirees which was recorded in 2010. See Note 13, “Income Taxes”. In addition, the Company has included the potential impact of the excise tax in the valuation of its OPEB liability as of December 31, 2010. The Company continues to evaluate the various provisions of the Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax

The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. See Note 13 “Income Taxes”, for additional detail.

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

Tax Years 2000 to 2004

During 2007, the IRS and the Company reached agreement on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. The Company submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. The Company and the IRS were unable to reach agreement on the remaining issues. In December 2009, the Company filed a petition in the U.S. Tax Court and in March 2010 the Company also filed a complaint in the Federal District Court. The Company believes the amount of the estimated tax liability if the IRS were to prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of a final resolution of the remaining unresolved issues.

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

The Company reached a tentative agreement with the IRS to settle the remaining unresolved issue but due to the size of the potential refund, the agreement required approval by the Joint Committee on Taxation (JCT). In January 2011, the JCT approved the terms of the settlement agreement. The U.S. Tax Court is in the process of evaluating the terms of the settlement agreement and processing the litigants’ request to dismiss the matter. If the U.S. Tax Court accepts the settlement agreement, the Company expects to recognize a tax benefit of approximately $20 million in 2011.

Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, California audited our amended tax returns filed to reflect the changes resulting from the settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997. California issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. In October 2010, a comprehensive settlement was reached with the California Tax Board addressing all issues for tax years 1985 through 2001. The Company recognized a tax benefit of approximately $23 million in the fourth quarter of 2010.

Note 16.	Derivatives and Hedging Activities

Cash Flow Hedges

The Company has subsidiaries that conduct a substantial portion of their business in Great Britain Pounds Sterling, Euros, Canadian Dollars and Polish Zlotys but have significant sales contracts that are denominated primarily in U.S. Dollars. Periodically, the Company enters into forward contracts to exchange U.S. Dollars for Great Britain Pounds Sterling, Euros, Canadian Dollars and Polish Zlotys to hedge a portion of the Company’s exposure from U.S. Dollar sales.

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s consolidated balance sheet at fair value, with the offset reflected in AOCI, net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The notional value of the forward contracts at December 31, 2010 and 2009 was $2,286.5 million and $1,888 million, respectively. The total fair value before taxes of the Company’s forward contracts and the accounts in the consolidated balance sheet in which the fair value amounts are included are shown below:

	December 31,
	2010	2009
	(Dollars in millions)

Prepaid expenses and other assets	$20.3	$25.5
Other assets	44.6	70.9
Accrued expenses	22.7	22.6
Other non-current liabilities	11.6	17.0

The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Amount of gain/(loss) recognized in OCI, net of tax for 2010, 2009 and 2008 of $6, $(76.4) and $119.2, respectively	$(8.5)	$148.5	$(221.8)
Amount of gain/(loss) reclassified from AOCI into earnings	$(32.2)	$(49.6)	$38.4

As of December 31, 2010, the fair value of the Company’s forward contracts of a $30.6 million net asset (net of deferred taxes of $8.5 million), is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of December 31, 2010, the portion of the $30.6 million that would be reclassified into earnings as a decrease in sales to offset the effect of the hedged item in the next 12 months is a loss of $2.4 million. These forward contracts mature on a monthly basis with maturity dates that range from January 2011 to December 2015. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during 2010, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the formation of the JV on December 31, 2008 (see Note 4, “Other Income (Expense) — Net”), a third party assumed, without recourse to the Company, certain of these forward contracts with notional amounts aggregating $149.5 million and a fair value liability of approximately $32 million. The related net loss position of $32 million associated with these forward contracts was deferred in AOCI and is recognized into earnings as the original forecasted transactions affect earnings. As of December 31, 2010, a $4.3 million loss, net of deferred taxes of $1.8 million, remained in AOCI related to these forward contracts.

As of December 31, 2010, a $1.6 million loss, net of deferred taxes of $1.9 million, remained in AOCI related to the treasury locks resulting from the 2006 debt exchange and the 2010 issuance of senior notes.

Fair Value Hedges

The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes is adjusted to reflect the fair values of the interest rate swaps. For 2010, 2009 and 2008, net gains of $2.7 million, $3.7 million and $3.3 million ($1.7 million, $2.3 million and $2 million after tax, respectively) were recorded as a reduction to interest expense. These amounts included previously terminated swaps which are amortized over the life of the underlying debt. At December 31, 2010, the Company had no interest rate swaps outstanding.

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

As of December 31, 2010, the Company had contracts outstanding with a notional value of $14.9 million and a fair value net liability of $0.2 million. During 2010, the Company recorded a transaction gain on its monetary assets of approximately $17.7 million, which was partially offset by losses on the forward contracts described above of approximately $26.2 million.

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

Note 17.	Supplemental Cash Flow Information

The following table sets forth other cash flow information including acquisitions.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Estimated fair value of tangible assets acquired	$88.2	$115.1	$47.8
Goodwill and identifiable intangible assets acquired	280.1	420.9	109.0
Cash paid, net of cash acquired	(342.6)	(392.1)	(131.8)

Liabilities assumed, including deferred tax liabilities	$25.7	$143.9	$25.0

Interest paid, net of amount capitalized	$123.8	$114.8	$119.7

Income taxes paid, net of refunds received	$142.6	$38.9	$111.7

Interest and income taxes paid include amounts related to discontinued operations.

Note 18.	Preferred Stock

There are 10,000,000 authorized shares of Series Preferred Stock — $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 2010, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

Cumulative Participating Preferred Stock — Series F

The Company has 200,000 shares of Junior Participating Preferred Stock — Series F — $1 par value Series F Stock authorized at December 31, 2010. Series F Stock has preferential voting, dividend and liquidation rights over the Company’s common stock. At December 31, 2010, no Series F Stock was issued or outstanding.

Note 19.	Common Stock

During 2010, 2009 and 2008, 3 million, 1.6 million and 1.2 million shares, respectively, of authorized but unissued shares of common stock were issued under the 2001 Equity Compensation Plan and other employee share-based compensation plans.

As of December 31, 2010, there were 9.9 million shares of common stock reserved for issuance under outstanding and future awards pursuant to the 2001 Equity Compensation Plan and other employee share-based compensation plans. During 2008, the Company registered 6.5 million shares of common stock reserved for issuance for future awards pursuant to the 2001 Equity Compensation Plan and the Goodrich 2008 Global Employee Stock Purchase Plan.

The Company acquired 2.4 million, 0.4 million and 2.6 million shares of treasury stock in 2010, 2009 and 2008, respectively. Included in these amounts are shares the Company repurchased under its share repurchase program described below.

A share repurchase program was initially approved by the Company’s Board of Directors on October 24, 2006 and increased on February 19, 2008, for $600 million in total. On February 15,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011, the Board approved an additional increase to $1.1 billion in total. The primary purpose of the program is to reduce dilution to existing shareholders from the Company’s share-based compensation plans. No time limit was set for completion of the program. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. The Company repurchased 2.2 million, 0.3 million and 2.5 million shares of the Company’s common stock for approximately $167 million, $16 million and $127 million in 2010, 2009 and 2008, respectively, under the program. The Company has $563.4 million remaining to repurchase shares under the program.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in millions, except per share amount)

BUSINESS SEGMENT SALES
Actuation and Landing Systems	$613.1	$608.1	$631.1	$639.2	$612.7	$637.2	$629.3	$645.1
Nacelles and Interior Systems	555.8	577.4	582.7	623.6	632.2	595.2	561.8	533.4
Electronic Systems	526.3	532.0	534.2	543.4	451.0	467.3	456.6	463.8

TOTAL SALES	$1,695.2	$1,717.5	$1,748.0	$1,806.2	$1,695.9	$1,699.7	$1,647.7	$1,642.3

GROSS PROFIT(1)	$490.9	$544.6	$541.1	$546.4	$515.8	$495.8	$478.5	$471.4

OPERATING INCOME
Actuation and Landing Systems	$69.4	$60.5	$79.5	$63.7	$76.1	$62.8	$59.7	$68.3
Nacelles and Interior Systems	118.8	151.4	136.8	148.9	148.7	135.2	130.8	100.6
Electronic Systems	70.8	95.1	86.3	72.7	67.1	73.9	70.4	65.0
Corporate(2)	(38.0)	(31.7)	(41.5)	(44.4)	(24.1)	(30.5)	(32.0)	(42.8)

TOTAL OPERATING INCOME	$221.0	$275.3	$261.1	$240.9	$267.8	$241.4	$228.9	$191.1

CONSOLIDATED INCOME	$113.8	$161.4	$161.4	$150.0	$173.8	$180.8	$148.2	$108.0

INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO GOODRICH	$110.0	$158.9	$160.1	$147.5	$169.3	$145.9	$142.1	$105.5
Discontinued Operations	1.2	0.1	0.1	0.8	0.5	31.2	3.3	(0.5)

NET INCOME ATTRIBUTABLE TO GOODRICH	$111.2	$159.0	$160.2	$148.3	$169.8	$177.1	$145.4	$105.0

Basic Earnings Per Share(3)
Continuing Operations	$0.87	$1.25	$1.26	$1.16	$1.35	$1.16	$1.13	$0.84
Discontinued Operations	0.01	—	—	0.01	—	0.25	0.02	(0.01)

Net Income Attributable to Goodrich	$0.88	$1.25	$1.26	$1.17	$1.35	$1.41	$1.15	$0.83

Diluted Earnings Per Share(3)
Continuing Operations	$0.86	$1.24	$1.25	$1.15	$1.35	$1.15	$1.12	$0.83
Discontinued Operations	0.01	—	—	0.01	—	0.25	0.02	(0.01)

Net Income Attributable to Goodrich	$0.87	$1.24	$1.25	$1.16	$1.35	$1.40	$1.14	$0.82

(1)	Gross profit represents sales less cost of sales.

(2)	Includes corporate general and administrative expenses and certain ERP expenses, which were not allocated to the segments.

(3)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to rounding.

QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

The Company’s operating results included the following before tax income from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aerostructures and wheels and brakes businesses in 2010 and 2009:

	2010	2009
	(Dollars in millions)

First Quarter	$16.0	$4.5
Second Quarter	32.8	9.0
Third Quarter	22.2	12.6
Fourth Quarter	27.0	19.0

	$98.0	$45.1

The first quarter of 2010 included a charge of $10 million due to the enactment of health care reform legislation in the U.S.

The fourth quarter of 2010 included a $34.9 million net loss in connection with the redemption of our senior notes due in 2012. See Note 4, “Other Income (Expense) — Net”, to the consolidated financial statements. The fourth quarter of 2010 also included a $23 million tax benefit related to the California Tax Board settlement. See Note 15, “Contingencies”, to the consolidated financial statements. The fourth quarter of 2010 also included the full year 2010 net tax benefit of $13.5 million for the extension of the U.S. Research and Development tax credit, which became law in December 2010.

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

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2010 appears on page 56 and is incorporated herein by reference. The report of Ernst & Young LLP on the effectiveness of internal control over financial reporting appears on page 58 and is incorporated herein by reference.

Changes in Internal Control

In December 2005, our Board of Directors authorized the purchase and implementation of a single, integrated ERP system across all of our strategic business units. We purchased the ERP system in the fourth quarter 2005 and expect to substantially implement the system by the end of 2013.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Biographical information concerning our Directors appearing under the caption “Proposals to Shareholders — 1. Election of Directors — Nominees for Election and Their Qualifications” and information under the captions “Proposals to Shareholders — 1. Election of Directors — Other Nominees”, “Governance of the Company — Governance Documents”, “Governance of the Company — Business Code of Conduct”, “Governance of the Company — Director Independence; Audit Committee Financial Expert”, “Governance of the Company — Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 proxy statement are incorporated herein by reference. Biographical information concerning our Executive Officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information concerning executive and director compensation appearing under the captions “Executive Compensation”, “Governance of the Company — Compensation of Directors”, “Compensation Committee Report”, “Governance of the Company — Compensation Committee Interlocks and Insider Participation” and “Governance of the Company — Indemnification; Insurance” in our 2011 proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Security ownership data appearing under the captions “Holdings of Company Equity Securities by Directors and Executive Officers” and “Beneficial Ownership of Securities” in our 2011 proxy statement are incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

We have three compensation plans approved by shareholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The B.F. Goodrich Company Stock Option Plan (effective April 15, 1999) (the 1999 Plan); the Goodrich Corporation 2001 Equity Compensation Plan (the 2001 Plan); and the Global Employee Stock Purchase Plan (the ESPP).

We have two compensation plans (the Goodrich Corporation Outside Directors’ Deferral Plan and the Goodrich Corporation Directors’ Deferred Compensation Plan) that were not approved by shareholders (excluding plans we assumed in acquisitions) under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services.

The following table summarizes information about our equity compensation plans as of December 31, 2010. All outstanding awards relate to our common stock. The table does not include shares subject to outstanding options granted under equity compensation plans we assumed in acquisitions.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan category
Equity compensation plans approved by security holders(1)	5,014,386	$51.48	4,843,654
Equity compensation plans not approved by security holders	75,115	—	—

Total	5,089,501	—	—

(1)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes (a) 3,218,401 shares of common stock issuable upon exercise of outstanding options issued pursuant to the 1999 Plan and the 2001 Plan, (b) 48,505 shares of common stock, representing the maximum number of shares of common stock that may be issued pursuant to outstanding long-term incentive plan awards under the 1999 Plan and the 2001 Plan and (c) 1,747,320 shares of common stock issuable upon vesting of outstanding restricted stock unit awards issued pursuant to the 2001 Plan.

The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted-average exercise price of outstanding stock options under the 1999 Plan and the 2001 Plan.

The number of securities available for future issuance includes (a) 2,336,187 shares of common stock that may be issued pursuant to the 2001 Plan (which includes amounts carried over from the 1999 Plan) and (b) 2,507,467 shares of common stock that may be issued pursuant to the ESPP. No further awards may be made under the 1999 Plan.

There is no limit on the number of shares of common stock that may be issued under the Outside Directors’ Deferral Plan and the Directors’ Deferred Compensation Plan.

Outside Director Phantom Share Plan.  Each non-management Director receives an annual grant of phantom shares under the Outside Director Phantom Share Plan equal in value to $90,000. Phantom shares are paid in cash and are recorded as a liability and are marked to market each period. Dividend equivalents accrue on all phantom shares and are credited to a Director’s account. All phantom shares fully vest on the date of grant. Following termination of service as a Director, the cash value of the phantom shares will be paid to each Director in a single lump sum or in five or ten annual installments. The value of each phantom share is determined on the relevant date as the fair market value of the common stock of the Company on such date.

Outside Directors Deferral Plan and Directors Deferred Compensation Plan.  Our non-management directors currently receive an annual retainer fee for serving as a director (at the rate of $70,000 per year) and for serving as the Chair of a committee ($7,500 for the Chairs of the Committee on Governance and the Financial Policy Committee, $10,000 for the Chair of the Compensation Committee and $15,000 for the Chair of the Audit Review Committee) plus $1,500 for each Board and Board committee meeting attended.

Pursuant to the Outside Directors Deferral Plan, non-management Directors may elect to defer a portion or all of the annual retainer and meeting fees into either a phantom Goodrich share account or a cash account. Amounts deferred into the phantom share account accrue dividend equivalents, and amounts deferred into the cash account accrue interest at the prime rate. The plan provides that amounts deferred into the phantom share account are paid out in shares of common stock, and amounts deferred into the cash account are paid out in cash, in each case following termination of service as a Director, in a single lump sum, five annual installments or ten annual installments.

Prior to 2005, non-management Directors could elect to defer a portion or all of the annual retainer and meeting fees into a phantom Goodrich share account pursuant to the Directors Deferred Compensation Plan. The plan provides that amounts deferred into the account are paid out in shares of Common Stock following termination of service as a Director. Dividend equivalents accrue on all phantom shares credited to a Director’s account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under the captions “Governance of the Company-Policy on Related Party Transactions” and “Governance of the Company-Director Independence; Audit Committee Expert” in our 2011 proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under the captions “Proposals to Shareholders-2. Ratification of Appointment of Independent Auditors — Fees to Independent Auditors for 2010 and 2009” and “Proposals to Shareholders — 2. Ratification of Appointment of Independent Auditors — Audit Review Committee Pre-Approval Policy” in our 2011 proxy statement is incorporated by reference herein.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Consolidated financial statements.

The consolidated financial statements filed as part of this report are listed in Part II, Item 8 in the Index to Consolidated financial statements.

(2)	Consolidated Financial Statement Schedules: Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(3) Listing of Exhibits: A listing of exhibits is on pages 119 to 123 of this Form 10-K.

(b)	Exhibits. See the Exhibit Index beginning at page 119 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10.7 through 10.65.

(c)	Not applicable.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 15, 2011.

Goodrich Corporation
(Registrant)

By:	/s/ Marshall O. Larsen
Marshall O. Larsen,
Chairman, President and Chief Executive
Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 15, 2011 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/s/ Marshall O. Larsen Marshall O. Larsen Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/s/ James W. Griffith James W. Griffith Director

/s/ Scott E. Kuechle Scott E. Kuechle Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ William R. Holland William R. Holland Director

/s/ Scott A. Cottrill Scott A. Cottrill Vice President and Controller (Principal Accounting Officer)	/s/ John P. Jumper John P. Jumper Director

/s/ Carolyn Corvi Carolyn Corvi Director	/s/ Lloyd W. Newton Lloyd W. Newton Director

/s/ Diane C. Creel Diane C. Creel Director	/s/ Douglas E. Olesen Douglas E. Olesen Director

/s/ George A. Davidson, Jr George A. Davidson, Jr Director	/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr. Director

/s/ Harris E. DeLoach, Jr Harris E. DeLoach, Jr Director

Exhibit
Number		Description

2.1	—	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
2.2	—	Purchase Agreement by and between AIS Global Holdings LLC, JFL-AIS Partners, LLC, the management sellers named herein and Goodrich Corporation dated as of November 16, 2009, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 18, 2009, is incorporated herein by reference.
3.1	—	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
3.2	—	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
4.1	—	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.
4.2	—	Agreement of Resignation, Appointment and Acceptance effective February 4, 2005 by and among Goodrich Corporation, The Bank of New York and The Bank of New York Trust Company, N.A., filed as Exhibit 4(C) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein. Information relating to the Company’s long-term debt is set forth in Note 10 — ‘Financing Arrangements’ to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4.1, instruments defining the rights of holders of such long-term debt are not filed herewith since no single item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.
10.1	—	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.
10.2	—	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.3	—	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.4	—	Five Year Credit Agreement dated as of May 25, 2005 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed June 1, 2005 (File No. 1-892), is incorporated herein by reference.
10.5	—	Letter Amendment to Five Year Credit Agreement dated as of December 1, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2006, is incorporated herein by reference.

Exhibit
Number		Description

10.6	—	Amendment No. 2 to Five Year Credit Agreement dated as of May 24, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2007, is incorporated herein by reference.
10.7	—	Stock Option Plan (effective April 19, 1999), filed as Appendix B to the Company’s definitive proxy statement filed March 4, 1999 (File No. 1-892), is incorporated herein by reference.
10.8	—	Goodrich Corporation Amended and Restated 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2008 proxy statement dated March 12, 2008, is incorporated herein by reference.
10.9	—	Goodrich Corporation Voluntary Separation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2009, is incorporated by reference herein.
10.10	—	Amendment Number 1 to the Goodrich Corporation Voluntary Separation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.11	—	Form of nonqualified stock option award agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.12	—	Form of restricted stock award agreement, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.13	—	Form of restricted stock unit award agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.14	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated by reference herein.
10.15	—	Form of restricted stock unit award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.16	—	Form of performance unit award agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.17	—	Form of stock option award agreement, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.18	—	Form of restricted stock unit award agreement, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.19	—	Form of performance unit award agreement, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.20	—	Form of restricted stock award agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.21	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.22	—	Form of stock option special award agreement, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

Exhibit
Number		Description

10.23	—	Form of stock option award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.24	—	Form of restricted stock unit award agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.25	—	Form of performance unit award agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.26	—	Form of amendment to performance unit award agreement, filed as Exhibit 10.4 the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.27	—	Form of Amendment to Stock Option Award Agreements, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.28	—	Form of Stock Option Award Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.29	—	Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.30	—	Form of Stock Unit Special Award Agreement, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.31	—	Form of Performance Unit Award Agreement, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.32	—	Form of award letter for 2004 stock-based compensation awards to executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-892), is incorporated by reference herein.
10.33	—	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-892), is incorporated herein by reference.
10.34	—	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to the Company’s 2010 Proxy Statement dated March 11, 2010, is incorporated herein by reference.
10.35	—	Form of Disability Benefit Agreement, filed as Exhibit 10(U) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.36	—	Form of Supplemental Executive Retirement Plan Agreement As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.37	—	Goodrich Corporation Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.38	—	Goodrich Corporation Pension Benefit Restoration Plan (As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.

Exhibit
Number		Description

10.39	—	Goodrich Corporation Savings Benefit Restoration Plan (As Amended and Restated Generally effective January 1, 2005), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.40	—	Goodrich Corporation Severance Program (amended and restated effective February 21, 2006), filed as Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.41	—	Amendment Number 1 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.
10.42	—	Amendment Number 2 to the Goodrich Corporation Severance Program, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.43	—	Amendment Number 3 to the Goodrich Corporation Severance Program, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10.44	—	Amendment Number 4 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.
10.45	—	Amendment Number 5 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.
10.46	—	Amendment Number 6 to the Goodrich Corporation Severance Program, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference.
10.47	—	Amendment Number 7 to the Goodrich Corporation Severance Program, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.48	—	Amendment Number 8 to the Goodrich Corporation Severance Program, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.49	—	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 13, 2007, is incorporated by reference herein.
10.50	—	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(AA) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.51	—	Goodrich Corporation Directors’ Phantom Share Plan, as filed as Exhibit 10(II) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.52	—	Amendment Number One to the Directors’ Phantom Share Plan, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.53	—	Goodrich Corporation Directors’ Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-892), is incorporated herein by reference.
10.54	—	Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10(MM) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-892), is incorporated by reference herein.

Exhibit
Number		Description

10.55	—	Amendment Number One to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.56	—	Amendment Number Two to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.
10.57	—	Amendment Number Three to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.58	—	Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10(NN) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-892), is incorporated herein by reference.
10.59	—	Amendment Number One to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.60	—	Amendment Number Two to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated by reference.
10.61	—	Amendment Number Three to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated by reference.
10.62	—	Amendment Number Four to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.63	—	Summary of Employment Arrangements for the Named Executive Officers.*
10.64	—	Summary of Compensation Arrangements for Non-Management Directors.*
10.65	—	Directors’ Income Retirement Plan, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
21	—	Subsidiaries.*
23	—	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.*
31	—	Rule 13a-14(a)/15d-14(a) Certifications.*
32	—	Section 1350 Certifications.*
101	—	The following financial information from Goodrich Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 15, 2011, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended December 31, 2010, 2009 and 2008, (ii) consolidated balance sheets at December 31, 2010 and 2009, (iii) consolidated cash flow statements for the fiscal periods ended December 31, 2010, 2009 and 2008 (iv) the notes to consolidated financial statements.

*	Submitted electronically herewith