Form 10-Q
period 2011-03-31
GOODRICH CORP
filed 2011-04-21
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011
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
Registrant’s telephone number, including area code: (704) 423-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☑
At March 31, 2011, there were 124,870,523 shares of common stock outstanding (excluding 14,000,000 shares held by wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	59
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 6. Exhibits	62
SIGNATURE	63
EXHIBIT INDEX	64
EX-10.1
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of March 31, 2011, and the related condensed consolidated statements of income for the three-month period ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three-month period ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 15, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Charlotte, North Carolina
April 21, 2011

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions, except per
	share amounts)
Sales	$1,895.9	$1,695.2
Operating costs and expenses:
Cost of sales	1,310.5	1,204.3
Selling and administrative costs	285.1	269.9

	1,595.6	1,474.2

Operating Income	300.3	221.0
Interest expense	(34.6)	(33.5)
Interest income	0.3	0.1
Other income (expense) — net	(5.8)	(6.4)

Income from continuing operations before income taxes	260.2	181.2
Income tax expense	(63.6)	(68.6)

Income From Continuing Operations	196.6	112.6
Income from discontinued operations — net of income taxes	—	1.2

Consolidated Net Income	196.6	113.8
Net income attributable to noncontrolling interests	(1.8)	(2.6)

Net Income Attributable to Goodrich	$194.8	$111.2

Amounts attributable to Goodrich:
Income from continuing operations	$194.8	$110.0
Income from discontinued operations — net of income taxes	—	1.2

Net Income Attributable to Goodrich	$194.8	$111.2

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$1.53	$0.87
Discontinued operations	—	0.01

Net Income Attributable to Goodrich	$1.53	$0.88

Diluted Earnings Per Share
Continuing operations	$1.52	$0.86
Discontinued operations	—	0.01

Net Income Attributable to Goodrich	$1.52	$0.87

Dividends Declared Per Common Share	$0.29	$0.27

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2011	2010
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$811.1	$798.9
Accounts and notes receivable, less allowances for doubtful receivables ($16 at March 31, 2011 and $16.8 at December 31, 2010)	1,267.7	1,102.7
Inventories — net	2,564.5	2,449.4
Deferred income taxes	162.5	158.3
Prepaid expenses and other assets	85.4	68.1
Income taxes receivable	7.5	93.7

Total Current Assets	4,898.7	4,671.1

Property, plant and equipment, less accumulated depreciation ($1,902.7 at March 31, 2011 and $1,843.9 at December 31, 2010)	1,477.5	1,521.5
Goodwill	1,773.5	1,762.2
Identifiable intangible assets — net	672.5	675.8
Deferred income taxes	16.8	16.4
Other assets	758.4	624.6

Total Assets	$9,597.4	$9,271.6

Current Liabilities
Short-term debt	$5.1	$4.1
Accounts payable	647.8	514.0
Accrued expenses	980.4	1,041.8
Income taxes payable	30.4	2.9
Deferred income taxes	28.4	28.1
Current maturities of long-term debt and capital lease obligations	1.5	1.5

Total Current Liabilities	1,693.6	1,592.4

Long-term debt and capital lease obligations	2,352.7	2,352.8
Pension obligations	525.7	556.7
Postretirement benefits other than pensions	295.1	296.9
Long-term income taxes payable	136.0	150.7
Deferred income taxes	460.3	431.2
Other non-current liabilities	514.1	503.1
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 149,233,822 shares at March 31, 2011 and 148,213,331 shares at December 31, 2010 (excluding 14,000,000 shares held by a wholly owned subsidiary)	746.2	741.1
Additional paid-in capital	1,798.4	1,751.2
Income retained in the business	2,685.1	2,527.2
Accumulated other comprehensive income (loss)	(558.7)	(676.1)
Common stock held in treasury, at cost (24,363,299 shares at March 31, 2011 and 23,259,865 shares at December 31, 2010)	(1,093.1)	(996.5)

Total Shareholders’ Equity	3,577.9	3,346.9
Noncontrolling interests	42.0	40.9

Total Equity	3,619.9	3,387.8

Total Liabilities And Equity	$9,597.4	$9,271.6

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
Operating Activities
Consolidated net income	$196.6	$113.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(1.2)
Pension and postretirement benefits:
Expenses	26.6	47.6
Contributions and benefit payments	(75.4)	(112.7)
Depreciation and amortization	72.4	67.1
Excess tax benefits related to share-based payment arrangements	(8.6)	(8.0)
Share-based compensation expense	17.9	18.2
Deferred income taxes	(5.2)	5.8
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(157.3)	(100.5)
Inventories, net of pre-production and excess-over-average	(41.0)	(7.4)
Pre-production and excess-over-average inventories	(55.8)	(50.3)
Other current assets	1.8	(2.3)
Accounts payable	90.5	68.0
Accrued expenses	(68.3)	(20.7)
Income taxes payable/receivable	105.8	37.5
Other assets and liabilities	(3.6)	(25.4)

Net Cash Provided By Operating Activities	96.4	29.5

Investing Activities
Purchases of property, plant and equipment	(35.6)	(20.9)
Proceeds from sale of property, plant and equipment	0.1	0.1
Payments received (made) in connection with acquisitions, net of cash acquired	8.3	—
Investments in and advances to equity investees	(0.5)	(0.5)

Net Cash Used In Investing Activities	(27.7)	(21.3)

Financing Activities
Increase (decrease) in short-term debt, net	0.8	1.1
Proceeds (repayments) of long-term debt and capital lease obligations	(0.5)	—
Proceeds from issuance of common stock	27.1	35.2
Purchases of treasury stock	(96.6)	(42.8)
Dividends paid	(0.5)	(34.1)
Excess tax benefits related to share-based payment arrangements	8.6	8.0
Distributions to noncontrolling interests	(0.7)	(0.6)

Net Cash Used In Financing Activities	(61.8)	(33.2)

Discontinued Operations
Net cash provided by (used in) operating activities	(0.1)	(0.2)
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	—	—

Net cash provided by (used in) discontinued operations	(0.1)	(0.2)
Effect of exchange rate changes on cash and cash equivalents	5.4	(7.4)

Net increase (decrease) in cash and cash equivalents	12.2	(32.6)
Cash and cash equivalents at beginning of period	798.9	811.0

Cash and cash equivalents at end of period	$811.1	$778.4

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2011. Unless otherwise noted, disclosures pertain to the Company’s continuing operations. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three months ended March 31, 2011 and 2010, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended March 31, 2011 and 2010 by $20.7 million and $16 million ($13.1 million and $10 million after tax, or $0.10 and $0.08 per diluted share, respectively). These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.
Accrued Expenses. Accrued expenses consisted of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in millions)
Deferred revenue	$327.1	$274.9
Wages, vacations, pensions and other employment costs	223.5	313.2
Warranties	95.3	90.0
Postretirement benefits other than pensions	29.6	29.7
Accrued taxes	39.5	31.1
Foreign currency hedges	11.9	22.5
Other	253.5	280.4

Total	$980.4	$1,041.8

Note 2. New Accounting Standards Not Yet Adopted
As of March 31, 2011, there were no new standards applicable to the Company that have not yet been adopted.
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

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$684.3	$613.1
Nacelles and Interior Systems	656.4	555.8
Electronic Systems	555.2	526.3

	$1,895.9	$1,695.2

Intersegment sales:
Actuation and Landing Systems	$9.8	$6.8
Nacelles and Interior Systems	2.8	1.9
Electronic Systems	10.9	6.7

	$23.5	$15.4

Operating income:
Actuation and Landing Systems	$86.5	$69.4
Nacelles and Interior Systems	157.3	118.8
Electronic Systems	91.0	70.8

	334.8	259.0
Corporate general and administrative expenses	(30.9)	(33.9)
ERP costs	(3.6)	(4.1)

Total operating income	$300.3	$221.0

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(2.6)	$(2.7)
Expenses related to previously owned businesses	(1.6)	(1.2)
Equity in affiliated companies	(0.9)	(1.9)
Other — net	(0.7)	(0.6)

Other income (expense) — net	$(5.8)	$(6.4)

Note 5. Share-Based Compensation
During the three months ended March 31, 2011 and 2010, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The compensation cost recorded for share-based compensation plans during the three months ended March 31, 2011 and 2010 was $17.9 million and $18.2 million, respectively.
Grants
A summary of the Company’s grants during the three months ended March 31, 2011 and the weighted-average fair value per share are as follows:

Stock Options		Restricted Stock Units		Performance Units
	Weighted Average		Weighted Average		Weighted Average
Shares	Fair Value Per Share	Shares	Fair Value Per Share	Units	Fair Value Per Unit
733,400	$28.35	497,950	$88.64	140,600	$102.67
The grant date fair value for the stock options with the three-year service condition was estimated under the Black-Scholes-Merton formula using the following weighted-average assumptions:

	2011	2010
Risk-free interest rate (%)	2.2	2.9
Expected dividend yield (%)	1.3	1.6
Historical volatility factor (%)	35.6	35.0
Weighted-average expected life of the options (years)	5.6	5.7
Employee Stock Purchase Plan Shares Issued
There were 236,855 and 406,778 shares of common stock issued during the three months ended March 31, 2011 and 2010, respectively. Employee contributions of $13.2 million and $12.3 million during the years ended December 31, 2010 and 2009, respectively, were used to purchase the Company’s stock during the three months ended March 31, 2011 and 2010, respectively.

Note 6. Earnings Per Share
The computation of basic and diluted earnings per share (EPS) for income from continuing operations is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In millions, except per
	share amounts)
Numerator
Numerator for basic and diluted EPS — income from continuing operations attributable to Goodrich	$194.8	$110.0
Percentage allocated to common shareholders (1)	98.6%	98.6%

Numerator for basic and diluted EPS	$192.1	$108.4

Denominator
Denominator for basic EPS — weighted-average shares	125.3	125.0
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.1	1.3

Denominator for diluted EPS — adjusted weighted-average shares and assumed conversion	126.4	126.3

Per common share income from continuing operations
Basic	$1.53	$0.87

Diluted	$1.52	$0.86

(1) Basic weighted-average common shares outstanding	125.3	125.0
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	127.0	126.7

Percentage allocated to common shareholders	98.6%	98.6%
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
At March 31, 2011 and 2010, the Company had 3.6 million and 4.7 million, respectively, of outstanding stock options. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 0.7 million and 1.6 million anti-dilutive stock options, respectively, were excluded from the diluted EPS calculation.
During the three months ended March 31, 2011 and 2010, the Company issued 1 million and 1.5 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
The Company’s share repurchase program was approved by the Board of Directors for $1.1 billion in total. During the three months ended March 31, 2011 and 2010, the Company repurchased 0.9 million and 0.5 million shares, respectively. From inception of the program through March 31, 2011, the Company has repurchased 9.8 million shares for approximately $618 million under its share repurchase program.

Note 7. Fair Value Measurements
The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:
Level 1 —	quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were, in millions, as follows:

	Fair Value				Fair Value
	March 31,				December 31,
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Cash Equivalents (1)	$207.6	$207.6	$—	$—	$596.2	$596.2	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	99.9	—	99.9	—	30.6	—	30.6	—
Other Forward Contracts	(1.0)	—	(1.0)	—	(0.2)	—	(0.2)	—
Rabbi Trust Assets (3)	61.2	61.2	—	—	55.3	55.3	—	—
Long-term debt (4)	(2,559.9)	—	(2,559.9)	—	(2,531.8)	—	(2,531.8)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 17, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,339.7 million and $2,339.6 million at March 31, 2011 and December 31, 2010, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

Note 8. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in millions)
Average or actual cost (which approximates current costs):
Finished products	$223.8	$224.4
In-process	1,977.1	1,866.1
Raw materials and supplies	710.2	692.8

	2,911.1	2,783.3
Less:
Reserve to reduce certain inventories to LIFO basis	(53.2)	(52.7)
Progress payments and advances	(293.4)	(281.2)

Total	$2,564.5	$2,449.4

In-process inventory included $1,224 million and $1,154.2 million at March 31, 2011 and December 31, 2010, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The March 31, 2011 balance of $1,224 million included $604.2 million related to the Boeing 787, $252.7 million related to the Airbus A350 XWB and $186.9 million related to the Pratt and Whitney PurePower® PW 1000G engine contracts.
The Company uses the last-in, first-out (LIFO) cost method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business in the Actuation and Landing Systems segment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Progress payments and advances represent (1) non-refundable payments for work-in-process and (2) cash received from government customers where the government has legal title to the work-in-process.
Note 9. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Business	Translation/	March 31,
	2010	Combinations	Other	2011
	(Dollars in millions)
Actuation and Landing Systems	$327.7	$—	$6.2	$333.9
Nacelles and Interior Systems(1)	591.6	(2.9)	5.0	593.7
Electronic Systems	842.9	—	3.0	845.9

	$1,762.2	$(2.9)	$14.2	$1,773.5

(1)	On September 22, 2010, the Company acquired the cabin management assets of DeCrane Holdings Co. In the three months ended March 31, 2011, the Company finalized the purchase price which resulted in a decrease in goodwill.

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
At March 31, 2011, there were no borrowings and $62.7 million in letters of credit outstanding under the facility. At December 31, 2010, there were no borrowings and $62.5 million in letters of credit outstanding under the facility. The level of unused borrowing capacity varies from time to time depending, in part, upon the Company’s compliance with financial and other covenants set forth in the related agreement, including the consolidated net worth requirement and maximum leverage ratio. The Company is currently in compliance with all such covenants. Under the most restrictive of these covenants, $2,090 million of income retained in the business and additional paid-in capital was free from such limitations at March 31, 2011. At March 31, 2011, the Company had borrowing capacity under this facility of $437.3 million, after reductions for letters of credit outstanding under the facility.
At March 31, 2011, the Company also maintained $75 million of uncommitted U.S. working capital facilities and $156.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At March 31, 2011 and December 31, 2010, there were $5.1 million and $4.1 million, respectively, in borrowings and $23 million in letters of credit and bank guarantees outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
At March 31, 2011, the Company had letters of credit and bank guarantees of $123 million, inclusive of letters of credit outstanding under the Company’s syndicated revolving credit facility, uncommitted U.S. working capital facilities and uncommitted and committed foreign working capital facilities, as discussed above.

Long-term Debt
Long-term debt and capital lease obligations, excluding current maturities, consisted of:

	March 31,	December 31,
	2011	2010
	(Dollars in millions)
Medium-term notes payable (interest rates from 6.8% to 8.7%)	$398.9	$398.9
6.29% senior notes, maturing in 2016	294.8	295.0
6.125% senior notes, maturing in 2019	298.2	298.1
4.875% senior notes, maturing in 2020	299.4	299.4
3.6% senior notes, maturing in 2021	598.8	598.8
6.80% senior notes, maturing in 2036	233.9	233.7
7.0% senior notes, maturing in 2038	199.2	199.2
Other debt, maturing through 2020 (interest rates from 0.3% to 4.5%)	16.5	16.5

	2,339.7	2,339.6
Capital lease obligations	13.0	13.2

Total	$2,352.7	$2,352.8

Lease Commitments
The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $214.5 million at March 31, 2011.
Note 11. Pensions and Postretirement Benefits Other Than Pensions
Pensions
The following table sets forth the components of net periodic benefit cost and the weighted-average assumptions used to determine the net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company is included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$12.2	$11.7	$4.2	$4.1	$1.7	$1.2
Interest cost	43.1	42.2	10.8	9.8	2.0	1.8
Expected return on plan assets	(52.6)	(45.9)	(15.4)	(13.2)	(2.1)	(1.7)
Amortization of prior service cost	1.6	1.8	(0.1)	(0.1)	0.1	—
Amortization of actuarial loss	15.6	30.2	0.4	0.6	0.6	0.4

Net periodic benefit cost (income)	$19.9	$40.0	$(0.1)	$1.2	$2.3	$1.7

Termination benefit charge	$—	$—	$0.7	$—	$—	$—

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	2011	2010	2011	2010	2011	2010
Discount rate	5.67%	5.90%	5.81%	5.88%	5.19%	5.75%
Expected long-term rate of return on assets	8.25%	8.75%	8.25%	8.50%	8.08%	8.32%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.40%	3.38%
We generally amortize the actuarial gains and losses for our pension plans over the average future service period of the active participants. However, in 2011, we are amortizing the actuarial losses in our U.S. salaried plan over the remaining life of the inactive plan participants since almost all of the plan participants are now inactive. This results in a reduction in the amortization of actuarial losses from 2010 in the U.S. salaried plan.
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost other than pensions. Other postretirement benefits related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
Service cost	$0.3	$0.4
Interest cost	4.2	4.3
Amortization of prior service cost	—	—
Amortization of actuarial (gain) loss	—	—

Net periodic benefit cost	$4.5	$4.7

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three Months Ended March 31,
	2011	2010
Discount rate	5.29%	5.55%
Healthcare trend rate	7.5% in 2011 to 5% in 2017	7.3% in 2010 to 5% in 2015
Note 12. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
Net income attributable to Goodrich	$194.8	$111.2
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gains (losses) during the period	60.6	(53.3)
Pension/OPEB liability adjustments during the period, net of tax for the three months ended March 31, 2011 and 2010 of ($5.7) and ($13.1), respectively	8.8	21.7
Gain (loss) on cash flow hedges, net of tax for the three months ended March 31, 2011 and 2010 of ($22.7) and $18, respectively	48.0	(30.6)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—

Total comprehensive income (loss)	$312.2	$49.0

Accumulated other comprehensive income (loss) consisted of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains, net of deferred taxes of $1.7 and $1.7, respectively	$200.2	$139.6
Pension/OPEB liability adjustments, net of deferred taxes of $489.4 and $495.1, respectively	(822.7)	(831.5)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of $27.3 and $4.6, respectively	63.8	15.8

TOTAL	$(558.7)	$(676.1)

Note 13. Noncontrolling Interests
The changes in the Company’s noncontrolling interests were as follows:

	Three months ended
	March 31,
	2011	2010
	(Dollars in millions)
Balance at January 1	$40.9	$46.6
Distributions to noncontrolling interests	(0.7)	(0.6)
Comprehensive income:
Net income attributable to noncontrolling interests	1.8	2.6
Other comprehensive income, net of tax	—	—

Comprehensive income	1.8	2.6

Balance at March 31	$42.0	$48.6

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2011 was 24.4%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included a tax settlement with the IRS for the remaining unresolved issue for tax years prior to 2000 which reduced the effective tax rate by approximately 8 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 2 percentage points, foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 4 percentage points, state income taxes (net of related federal tax benefit) which increased the effective tax rate by approximately 1 percentage point and adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 1 percentage point.

The Company’s effective tax rate for the three months ended March 31, 2010 was 37.9%. A significant item impacting the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% was a charge of approximately $10 million in the three months ended March 31, 2010 due to the passage of health care reform legislation, which increased the effective tax rate by approximately 6 percentage points. Other items that impacted the effective tax rate included foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 4 percentage points, earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 3 percentage points, deemed repatriation of non-U.S. earnings which increased the effective tax rate by approximately 2 percentage points, adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 1 percentage point and state income taxes (net of related tax benefit) which increased the effective tax rate by approximately 2 percentage points.
At March 31, 2011, the Company had $150.3 million of unrecognized tax benefits; however, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $193.9 million. The difference relates to the impact of indirect effects including the federal benefit of state taxes and interest and penalties net of any related federal benefit as well as temporary differences which do not affect the effective tax rate. The Company reported interest and penalties related to unrecognized tax benefits in income tax expense.
At December 31, 2010, the Company had $147.1 million of unrecognized tax benefits; however, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $203.9 million. The difference relates to the impact of indirect effects including the federal benefit of state taxes and interest and penalties net of any related federal benefit as well as temporary differences which do not affect the effective tax rate.
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

The Company’s condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $69.3 million and $67.7 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, $18.1 million and $14.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At March 31, 2011 and December 31, 2010, $30.2 million and $27.3 million, respectively, was associated with ongoing operations and $39.1 million and $40.4 million, respectively, was associated with previously owned businesses.
The Company expects that it will expend present accruals over many years, and will generally complete remediation in less than 30 years at sites for which it has been identified as a potentially responsible party. This period includes operation and monitoring costs that are generally incurred over 15 to 25 years.
Certain states in the U.S. and countries globally are promulgating or proposing new or more demanding regulations or legislation impacting the use of various chemical substances by all companies. The Company continues to evaluate the potential impact, if any, of complying with such regulations and legislation.
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

A portion of the Company’s primary and excess layers of pre-1986 insurance coverage for third party claims, primarily related to certain long-tail toxic tort and environmental claims, was provided by certain insurance carriers who are either insolvent, undergoing solvent schemes of arrangement or in run-off. The Company has entered into settlement agreements with a number of these insurers pursuant to which the Company agreed to give up its rights with respect to certain insurance policies in exchange for negotiated payments. These settlements represent negotiated payments for the Company’s loss of insurance coverage, as it no longer has this insurance available for claims that may have qualified for coverage. The portion of these payments which related to recovery of past costs (recognized as expense in prior periods) or for which there are currently no anticipated future claims is recognized in income when the payments are received. The portion related to potential future claims is recorded as deferred settlement credits on the balance sheet.
The deferred settlement credits partially offset future costs related to insurable claims utilizing a systematic and consistent approach. The recognition of the deferred settlement credits is calculated utilizing the estimated percent of costs incurred in the current period that insurance companies would have reimbursed to the Company if insurance coverage were still in place. This approach utilizes historical claims and insurance information of the Company and is reviewed and updated at least annually.
A summary of the deferred settlement credits activity for the three months ended March 31, 2011, in millions, is as follows:

Balance at December 31, 2010	$48.6
Proceeds from insurance settlements	0.5
Amounts recorded as reduction of costs	(1.6)

Balance at March 31, 2011	$47.5

At March 31, 2011 and December 31, 2010, $6 million and $5.7 million, respectively, of the deferred settlement credits was reported in accrued expenses and $41.5 million and $42.9 million, respectively, was reported in other non-current liabilities. It is not practical to estimate when the remaining deferred settlement credits are expected to be recognized. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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

Aerostructures Long-term Contracts
The Company’s aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Airbus A350 XWB, the A320neo and the Pratt and Whitney PurePower® PW 1000G engine contracts, and in the early production phase, including the Boeing 787. These contracts are accounted for in accordance with long-term construction contract accounting.
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
Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to various risk factors, including the following:
•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost and/or productivity improvements, including overhead absorption, related to new, or changes to, manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, potential supplier claims, the supplier’s financial viability and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.

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
This program is in the pre-production phase, with entry into service expected in the second half of 2011 followed by rapidly increasing production rates shortly thereafter. For this contract to remain profitable, it will be important that assumptions are realized as currently estimated in the Company’s outlook, such as:
•	Supplier pricing consistent with projected costs must be negotiated for portions of the product. These prices could be impacted by design changes, changes in material costs and availability of reliable suppliers in competitive cost countries;

•	New automated equipment is being utilized to manufacture the 787 composite nacelle, which is expected to reduce costs significantly during the contract period;

•	Nacelle product design changes continue to occur to improve product performance, reduce weight and lower cost. The Company expects that some of the costs for these changes will be recoverable from Boeing and also expects to have success on its various cost reduction initiatives; and

•	Material and overhead cost escalation and inflation assumptions could be different than estimated.
While the Company continues to believe the contract will be profitable, it is important to note that changes to any of the current cost and/or revenue assumptions will have a significant impact on the overall profitability of the contract and could have a material impact on the Company’s results of operations in the period identified. From a sensitivity perspective, a 1% change in the Company’s estimate of recurring costs would change its estimate of total costs over the contract by approximately $50 million.

All of the risk factors listed in “Aerostructures Long-term Contracts” above could also affect the Company’s outlook of profitability on this contract.
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of March 31, 2011, the Company has $20.1 million (net of advances of $11.1 million) of pre-production costs and inventory related to this program.
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
Tax Years 2007 and 2008
In January 2011, the IRS issued a Revenue Agent’s Report (RAR) for the tax years 2007 and 2008. In February 2011, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve the proper timing of deductions. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.
Tax Years 2005 and 2006
During 2009, the IRS issued a RAR for the tax years 2005 and 2006. In July 2009, the Company submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve the proper timing of deductions. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.

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
In December 2010, the Company reached a tentative agreement with the IRS to settle the remaining unresolved issue but due to the size of the potential refund, the agreement required approval by the Joint Committee on Taxation (JCT). In January 2011, the JCT approved the terms of the settlement agreement. In March 2011, the U.S. Tax Court accepted the terms of the settlement agreement and agreed to the litigants’ request to dismiss the matter. The Company recognized a tax benefit of approximately $21 million in the three months ended March 31, 2011.
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. In addition, California audited our amended tax returns filed to reflect the changes resulting from the settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997. California issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. In October 2010, a comprehensive settlement was reached with the California Tax Board addressing all issues for tax years 1985 through 2001. The Company recognized a tax benefit of approximately $23 million in the three months ended December 31, 2010.

Note 16. Guarantees
The Company extends financial and product performance guarantees to third parties. At March 31, 2011, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation and other indemnifications (Note 15, “Contingencies”)	No Limit	$15.3
Guarantees of residual value on leases	$28.1	$—
Guarantees of JV debt and other financial instruments	$41.7	$—
The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.
The Company is guarantor on a revolving credit agreement totaling £35 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line with a notional amount of $154.9 million and a fair value asset of $5 million at March 31, 2011. The Company is indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.
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
The changes in the carrying amount of service and product warranties for the three months ended March 31, 2011, in millions, are as follows:

Balance at December 31, 2010	$148.5
Net provisions for warranties issued during the period	15.2
Net change to warranties existing at the beginning of the year	0.7
Payments	(11.7)
Foreign currency translation and other	2.4

Balance at March 31, 2011	$155.1

The current and long-term portions of service and product warranties were as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in millions)
Accrued expenses	$95.2	$90.0
Other non-current liabilities	59.9	58.5

Total	$155.1	$148.5

Note 17. Derivatives and Hedging Activities
Cash Flow Hedges
The Company has subsidiaries that conduct a substantial portion of their business in Great Britain Pounds Sterling, Euros, Canadian Dollars, Indian Rupees and Polish Zlotys but have significant sales contracts that are denominated primarily in U.S. Dollars. Periodically, the Company enters into forward contracts to exchange U.S. Dollars for these currencies to hedge a portion of the Company’s exposure from U.S. Dollar sales.
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in Accumulated Other Comprehensive Income (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The notional value of the forward contracts at March 31, 2011 and December 31, 2010 was $2,213.7 million and $2,286.5 million, respectively. As of March 31, 2011 and December 31, 2010, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	March 31,	December 31,
	2011	2010
	(Dollars in millions)
Prepaid expenses and other assets	$39.5	$20.3
Other assets	77.1	44.6
Accrued expenses	11.9	22.7
Other non-current liabilities	4.8	11.6
The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Three months ended
	March 31,
	2011	2010
	(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax of ($22.7) and $18, respectively	$48.0	$(30.6)
Amount of gain/(loss) reclassified from AOCI into sales	$1.2	$(5.1)

The total fair value of the Company’s forward contracts of a $99.9 million net asset (after deferred taxes of $28.1 million) at March 31, 2011, combined with $2.8 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of March 31, 2011, the portion of the net $99.9 million asset that would be reclassified into earnings to offset the effect of the hedged item in the next 12 months is a gain of $27.6 million. These forward contracts mature on a monthly basis with maturity dates that range from April 2011 to December 2015. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three months ended March 31, 2011 and 2010.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes is adjusted to reflect the fair values of the interest rate swaps. At March 31, 2011 and December 31, 2010, the Company had no outstanding interest rate swaps. For the three months ended March 31, 2011 and 2010, before tax gains of $0.4 million and $0.8 million ($0.3 million and $0.5 million after tax), respectively, were recorded as a reduction to interest expense. These amounts represent previously terminated swaps which are amortized over the life of the underlying debt.
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
During the three months ended March 31, 2011, the Company recorded a transaction loss on its monetary assets of $13.5 million, which was offset by gains on the other forward contracts described above of $10.2 million. During the three months ended March 31, 2010, the Company recorded a transaction gain on its monetary assets of $11.6 million, which was offset by losses on the other forward contracts described above of $12.5 million.

Note 18. Subsequent Event
On March 31, 2011, the Company signed an agreement to acquire Microtecnica S.r.l., a leading provider of flight control actuation systems for helicopter, regional and business aircraft, missile actuation, and aircraft thermal and environmental control systems. The purchase price is expected to be approximately 330 million Euros. The transaction is expected to close during the three months ended June 30, 2011, subject to customary government approvals.

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
The key growth drivers in this market channel include the number of orders for the manufacturers’ airplanes, which will be delivered to their customers over a period of several years, OE manufacturer production and delivery rates for in-service airplanes such as the Airbus A320 and Boeing 737NG, and introductions of new airplane models such as the Boeing 787 and 747-8 and the Airbus A350 XWB and A320neo, and engine types such as the Pratt and Whitney PurePower® PW1000G.
We have significant sales content on most of the airplanes manufactured in this market channel. Over the last few years, we have benefited from the historically high production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. Airbus and Boeing have announced production rate increases for 2011 and beyond. However, production rates are always subject to change, and may be impacted by economic conditions which may influence customers’ willingness and/or ability to purchase new aircraft.
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
The market for our defense and space products is global, and is not dependent on any single program, platform or customer. We anticipate fewer new fighter and transport aircraft platform starts over the next several years. We also anticipate that the introduction of the F-35 Lightning II and new helicopter platforms, along with upgrades on existing defense and space platforms, will provide long-term growth opportunities in this market channel. Additionally, we are participating in, and developing new products for, the expanding intelligence, surveillance and reconnaissance sector (ISR), which should further strengthen our position in this market channel.
Long-term Sustainable Growth
We believe that we are well positioned to grow our sales, organically and through acquisitions, over the long-term due to:
•	Awards for key products on important new and expected programs, including the Airbus A350 XWB and A320neo, the Boeing 787 and 747-8, the Pratt & Whitney PurePower® PW1000G engine and the Lockheed Martin F-35 Lightning II;

•	The large installed base on commercial airplanes and our strong positions on newer, more fuel-efficient airplanes, which should fuel sustained long-term aftermarket strength;

•	Balance in the commercial airplane market, with strong sales to Airbus, Boeing and the regional and business jet airplane manufacturers;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product and service sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of high growth areas in the defense and space market channel, such as helicopter products and systems, ISR products and precision guidance systems for munitions.
First Quarter 2011 Sales Content by Market Channel
During the first quarter 2011, approximately 95% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	18%
Boeing Commercial OE	9%
Regional, Business and General Aviation Airplane OE	7%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	34%

Large Commercial Airplane Aftermarket	24%
Regional, Business and General Aviation Airplane Aftermarket	7%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	31%

Total Defense and Space	30%

Other	5%

Total	100%

Results of Operations — First Quarter 2011 as Compared to First Quarter 2010

			Favorable/
			(Unfavorable)
	First Quarter		$	%
	2011	2010	Change	Change
		(Dollars in millions, except diluted EPS)
Sales	$1,895.9	$1,695.2	$200.7	11.8

Segment operating income (1)	$334.8	$259.0	$75.8	29.3
Corporate general and administrative costs	(34.5)	(38.0)	3.5	9.2

Total operating income	300.3	221.0	79.3	35.9
Net interest expense	(34.3)	(33.4)	(0.9)	(2.7)
Other income (expense) — net	(5.8)	(6.4)	0.6	9.4

Income from continuing operations before income taxes	260.2	181.2	79.0	43.6
Income tax expense	(63.6)	(68.6)	5.0	7.3

Income from continuing operations	196.6	112.6	84.0	74.6
Income from discontinued operations	—	1.2	(1.2)	(100.0)

Consolidated net income	196.6	113.8	82.8	72.8
Net income attributable to noncontrolling interests	(1.8)	(2.6)	0.8	30.8

Net income attributable to Goodrich	$194.8	$111.2	$83.6	75.2

Effective tax rate	24.4%	37.9%

Diluted EPS:
Continuing operations	$1.52	$0.86	$0.66	76.7

Net income attributable to Goodrich	$1.52	$0.87	$0.65	74.7

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

Sales
The sales increase in the first quarter 2011 as compared to the first quarter 2010 was driven by changes in each of our major market channels as follows:
•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $54 million, or 10%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately $51 million, or 55%, including sales associated with the recent acquisition of DeCrane’s cabin management assets;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately $62 million, or 12%; and

•	Large commercial airplane original equipment sales increased by approximately $27 million, or 6%.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs decreased primarily due to lower share-based compensation and lease-related expenses.
Net interest expense
Net interest expense increased primarily as a result of higher debt levels in the first quarter 2011 as compared to the first quarter 2010.
Other income (expense) — net
Other income (expense) — net remained unchanged for the first quarter 2011 as compared to the first quarter 2010.

Income from continuing operations
In addition to the items described above, income from continuing operations during the first quarter 2011 as compared to the first quarter 2010 was impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower pension and postretirement benefits expense	$21.0	$13.0	$0.10

Lower effective tax rate	$—	$35.1	$0.28

Lower pension and postretirement benefits expense
The decrease in pension and postretirement benefits expense was primarily the result of actuarial changes, including the change in the amortization period for gains and losses for our U.S. salaried plan, the benefit of $300 million in incremental contributions that were made in 2010 and favorable returns on our plan assets.
Lower effective tax rate
For the first quarter of 2011 we reported an effective tax rate of 24.4% as compared to 37.9% in the first quarter 2010. The decrease in the effective tax rate was primarily due to a tax settlement with the IRS for the remaining unresolved issues for tax years prior to 2000 which reduced the effective tax rate in the first quarter of 2011 by approximately 8 percentage points, and a charge of approximately $10 million in the first quarter 2010 to adjust deferred income taxes due to the passage of U.S. health care reform legislation, which increased our effective tax rate in the first quarter of 2010 by approximately 6 percentage points.
Our effective tax rate for the first quarter 2010 was not reduced for the benefit of the U.S. Research and Development Credit (R&D Credit) because the federal statute authorizing the R&D Credit had not been extended until the fourth quarter of 2010. We estimate that the effective tax rate at March 31, 2010 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.

2011 OUTLOOK
We expect the following approximate results for the year ending December 31, 2011:

	2011 Outlook	2010 Actual
Sales	$7.8 billion	$7 billion
Diluted EPS — Net Income Attributable to Goodrich	$5.40 to $5.55 per share	$4.51 per share
Capital Expenditures	$300 million to $350 million	$222.3 million
Operating Cash Flow minus Capital Expenditures	Exceed 85% of net income attributable to Goodrich	50% of net income attributable to Goodrich
Our 2011 sales outlook does not include the impact of the Microtechnica S.r.l. (Microtechnica) acquisition, or any other potential acquisitions or divestitures. Potential restructuring activities that have not yet been approved are not included in the current outlook. Our 2011 outlook includes, among other factors:
•	Lower worldwide pre-tax pension expense of approximately $74 million, $46 million after-tax or $0.37 per diluted share. For 2011, we expect total worldwide pre-tax pension expense of approximately $88 million, compared to $162 million in 2010; and

•	A full-year effective tax rate of approximately 30 percent for 2011, which is unchanged from our previous outlook. We expect an effective tax rate of approximately 32 percent for the remaining quarters of 2011.
On March 14, 2011, our landing gear business, which is reported in the Actuation and Landing Systems segment, began discussions with one of its local employee unions regarding a new contract. The current contract expires in May 2011. The discussions include the fact that we are considering the potential closure of our landing gear facility located on Marble Avenue in Cleveland, Ohio, where approximately 400 employees are located. Negotiations with the union are ongoing. Should we decide to close the facility, we would likely need to recognize personnel-related and facility closure costs at that time.
Sales
Our current market assumptions for each of our major market channels for the full year 2011 outlook compared to 2010 include the following:
•	Large commercial airplane original equipment sales are expected to increase approximately 15%. This outlook assumes all announced production rate increases are implemented and Boeing 787 and 747-8 deliveries are consistent with the latest schedule announced by Boeing;

•	Regional, business and general aviation airplane original equipment sales are expected to grow approximately 30% to 35%, including incremental sales associated with the DeCrane acquisition;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase approximately 7% to 9%; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase approximately 8% to 10%.
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
First Quarter 2011 Compared with First Quarter 2010

	First Quarter				% of Sales
			Favorable/	%
	2011	2010	(Unfavorable)	Change	2011	2010
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$684.3	$613.1	$71.2	11.6
Nacelles and Interior Systems	656.4	555.8	100.6	18.1
Electronic Systems	555.2	526.3	28.9	5.5

	$1,895.9	$1,695.2	$200.7	11.8

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$86.5	$69.4	$17.1	24.6	12.6	11.3
Nacelles and Interior Systems	157.3	118.8	38.5	32.4	24.0	21.4
Electronic Systems	91.0	70.8	20.2	28.5	16.4	13.5

	$334.8	$259.0	$75.8	29.3	17.7	15.3

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the first quarter 2011 increased from the first quarter 2010 primarily due to the following:
•	Higher defense and space OE and aftermarket sales of approximately $30 million, primarily in our aircraft wheels and brakes, landing gear and engine components businesses;

•	Higher large commercial airplane OE sales of approximately $15 million, primarily in our landing gear and actuation systems businesses;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $11 million, primarily in our aircraft wheels and brakes business;

•	Higher regional, business and general aviation airplane OE sales of approximately $10 million, primarily in our landing gear, actuation systems and engine components businesses; and

•	Higher non-aerospace sales of approximately $7 million, primarily in our actuation systems and engine components businesses.

Actuation and Landing Systems segment operating income for the first quarter 2011 increased from the first quarter 2010 primarily as a result of the following:
•	Higher sales volume and favorable product mix across most businesses resulting in higher income of approximately $23 million; partially offset by

•	Higher operating costs across most businesses partially offset by favorable pricing, which resulted in lower income of approximately $4 million; and

•	Unfavorable foreign exchange of approximately $2 million.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the first quarter 2011 increased from the first quarter 2010 primarily due to the following:
•	Higher regional, business and general aviation airplane OE sales of approximately $43 million, primarily in our aerostructures and interiors businesses, including sales associated with the acquisition of DeCrane’s cabin management assets;

•	Higher large commercial, regional, business, and general aviation airplane aftermarket sales of approximately $34 million, primarily in our aerostructures and interiors businesses;

•	Higher defense and space OE and aftermarket sales of approximately $13 million, primarily in our aerostructures business; and

•	Higher large commercial airplane OE sales of approximately $9 million, primarily in our aerostructures business.
Nacelles and Interior Systems segment operating income for the first quarter 2011 increased from the first quarter 2010 primarily due to the following:
•	Higher sales volume and favorable product mix which resulted in higher income of approximately $39 million, primarily in our aerostructures business; and

•	Favorable pricing partially offset by higher operating costs, primarily in our aerostructures business, which resulted in higher income of approximately $2 million.
Electronic Systems: Electronic Systems segment sales for the first quarter 2011 increased from the first quarter 2010 primarily due to the following:
•	Higher large commercial, regional, business and general aviation airplane aftermarket sales primarily in our sensors and integrated systems and engine controls and electrical power businesses of approximately $17 million;

•	Higher defense and space OE and aftermarket sales across most businesses of approximately $11 million; and

•	Higher large commercial airplane OE sales of approximately $4 million, primarily in our sensors and integrated systems and engine controls and electrical power businesses; partially offset by

•	Lower regional, business, and general aviation airplane OE sales of approximately $2 million, primarily in our engine controls and electrical power business.
Electronic Systems segment operating income for the first quarter 2011 increased from the first quarter 2010 primarily due to the following:
•	Higher sales volume and favorable product mix across all businesses, which resulted in higher income of approximately $13 million;

•	Higher income of approximately $6 million related to changes in estimates for certain long-term contracts in our ISR business, consisting of favorable changes in estimates of approximately $2 million in the first quarter of 2011 compared to a charge of approximately $4 million in the first quarter of 2010; and

•	Favorable foreign exchange of approximately $3 million.
LIQUIDITY AND CAPITAL RESOURCES
We currently expect to fund expenditures for capital requirements and other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments, including our stock repurchase program, and also provide adequate financial flexibility due to our strong balance sheet, lack of any large near-term funding requirements and a committed credit facility with a strong banking group.
The following events have or will affect our liquidity and capital resources during 2011:
•	We repurchased 0.9 million shares for $81 million under our share repurchase program during the first quarter 2011;

•	We contributed approximately $75 million to our worldwide qualified and non-qualified pension and postretirement benefit plans through March 31, 2011;

•	We paid a quarterly dividend of $0.29 per share on April 1; and

•	On March 31, 2011, we signed an agreement to acquire Microtecnica, a leading provider of flight control actuation systems for helicopter, regional and business aircraft, missile actuation, and aircraft thermal and environmental control systems. The purchase price for the acquisition is approximately 330 million Euros. The transaction is expected to close during the three months ended June 30, 2011, subject to customary government approvals.
Cash
At March 31, 2011, we had cash and cash equivalents of $811.1 million, as compared to $798.9 million at December 31, 2010.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$500 million committed global revolving credit facility that expires in May 2012, of which $437.3 million was available at March 31, 2011; and

•	$75 million of uncommitted domestic working capital facilities of which $52.2 million was available at March 31, 2011 and $156.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing and documentary credit requirements, of which $151.5 million was available at March 31, 2011.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $214.5 million at March 31, 2011.

Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At March 31, 2011, our contracts had a notional amount of $2,213.7 million, fair value of a $99.9 million net asset and maturity dates ranging from April 2011 to December 2015. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a gain of $27.6 million. During the first quarter 2011 and 2010, we realized a net gain of $1.2 million and a net loss of $5.1 million, respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At March 31, 2011, our contracts had a notional amount of $11.8 million and a fair value net liability of $1 million. During the first quarter 2011 and 2010, we realized a net gain of $10.2 million and a net loss of $12.5 million, respectively, for contracts entered into and settled during those periods.
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
Contractual Obligations and Other Commercial Commitments
As of March 31, 2011, purchase obligations were approximately $848 million, compared to approximately $811 million at December 31, 2010. In addition, we entered into a contract in the first quarter 2011 whereby we are obligated to make $60 million of participation payments, which will be paid through 2018. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2010. The table excludes our liability for unrecognized tax benefits, which was $150.3 million at March 31, 2011, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

CASH FLOW
The following table summarizes our cash flow activity for the three months ended March 31, 2011 and 2010:

	2011	2010	Change
	(Dollars in millions)
Operating activities of continuing operations	$96.4	$29.5	$66.9
Investing activities of continuing operations	$(27.7)	$(21.3)	$(6.4)
Financing activities of continuing operations	$(61.8)	$(33.2)	$(28.6)
Discontinued operations	$(0.1)	$(0.2)	$0.1
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the three months ended March 31, 2011 from the three months ended March 31, 2010 primarily consisted of lower pension contributions and tax refunds received in the first quarter of 2011, partially offset by increased working capital. Pension and postretirement benefit contributions and benefit payments were $75.4 million and $112.7 million for the three months ended March 31, 2011 and 2010, respectively.
Investing Activities of Continuing Operations
Net cash used by investing activities for the three months ended March 31, 2011 and 2010 included capital expenditures of $35.6 million and $20.9 million, respectively.
Financing Activities of Continuing Operations
The increase in net cash used in financing activities for the three months ended March 31, 2011 from the three months ended March 31, 2010 consisted primarily of higher purchases of our common stock in connection with our share repurchase program, partially offset by lower dividend payments as the fourth quarter dividend declared was accelerated and paid on December 30, 2010.
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

Our condensed consolidated balance sheet included an accrued liability for environmental remediation obligations of $69.3 million and $67.7 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, $18.1 million and $14.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities. At March 31, 2011 and December 31, 2010, $30.2 million and $27.3 million, respectively, was associated with ongoing operations and $39.1 million and $40.4 million, respectively, was associated with previously owned businesses.
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
A portion of our primary and excess layers of pre-1986 insurance coverage for third party claims, primarily related to certain long-tail toxic tort and environmental claims, was provided by certain insurance carriers who are either insolvent, undergoing solvent schemes of arrangement or in run-off. We have entered into settlement agreements with a number of these insurers pursuant to which we agreed to give up our rights with respect to certain insurance policies in exchange for negotiated payments. These settlements represent negotiated payments for our loss of insurance coverage, as we no longer have this insurance available for claims that may have qualified for coverage. The portion of these payments which related to recovery of past costs (recognized as expense in prior periods) or for which there are currently no anticipated future claims is recognized in income when the payments are received. The portion related to potential future claims is recorded as deferred settlement credits on the balance sheet.
The deferred settlement credits partially offset future costs related to insurable claims utilizing a systematic and consistent approach. The recognition of the deferred settlement credits is calculated utilizing the estimated percent of costs incurred in the current period that insurance companies would have reimbursed to us if insurance coverage were still in place. This approach utilizes our historical claims and insurance information and is reviewed and updated at least annually.
A summary of the deferred settlement credits activity for the three months ended March 31, 2011, in millions, is as follows:

Balance at December 31, 2010	$48.6
Proceeds from insurance settlements	0.5
Amounts recorded as reduction of costs	(1.6)

Balance at March 31, 2011	$47.5

At March 31, 2011 and December 31, 2010, $6 million and $5.7 million, respectively, of the deferred settlement credits was reported in accrued expenses and $41.5 million and $42.9 million, respectively, was reported in other non-current liabilities. It is not practical to estimate when the remaining deferred settlement credits are expected to be recognized. The proceeds from such insurance settlements were reported as a component of net cash provided by operating activities in the period payments were received.
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
Guarantees
At March 31, 2011, we had letters of credit and bank guarantees of $123 million and residual value guarantees of lease obligations of $28.1 million. See Note 10, “Financing Arrangements” to our condensed consolidated financial statements. At March 31, 2011, we were a guarantor on a revolving credit agreement totaling £35 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line with a notional amount of $154.9 million at March 31, 2011. We are indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.

Aerostructures Long-term Contracts
Our aerostructures business in the Nacelles and Interior Systems segment has several long-term contracts in the pre-production phase including the Airbus A350 XWB, the A320neo and the Pratt and Whitney PurePower® PW 1000G engine contracts, and in the early production phase, including the Boeing 787. These contracts are accounted for in accordance with long-term construction contract accounting.
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
Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to various risk factors, including the following:
•	Ability to recover costs incurred for change orders and claims;

•	Costs, including material and labor costs and related escalation;

•	Labor improvements due to the learning curve experience;

•	Anticipated cost and/or productivity improvements, including overhead absorption, related to new, or changes to, manufacturing methods and processes;

•	Supplier pricing, including escalation where applicable, potential supplier claims, the supplier’s financial viability and the supplier’s ability to perform;

•	The cost impact of product design changes that frequently occur during the flight test and certification phases of a program; and

•	Effect of foreign currency exchange fluctuations.
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
This program is in the pre-production phase, with entry into service expected in the second half of 2011 followed by rapidly increasing production rates shortly thereafter. For this contract to remain profitable, it will be important that assumptions are realized as currently estimated in our outlook, such as:
•	Supplier pricing consistent with projected costs must be negotiated for portions of the product. These prices could be impacted by design changes, changes in material costs and availability of reliable suppliers in competitive cost countries;

•	New automated equipment is being utilized to manufacture the 787 composite nacelle, which is expected to reduce costs significantly during the contract period;

•	Nacelle product design changes continue to occur to improve product performance, reduce weight and lower cost. We expect that some of the costs for these changes will be recoverable from Boeing and also expect to have success on our various cost reduction initiatives; and

•	Material and overhead cost escalation and inflation assumptions could be different than estimated.
While we continue to believe the contract will be profitable, it is important to note that changes to any of the current cost and/or revenue assumptions will have a significant impact on the overall profitability of the contract and could have a material impact on our results of operations in the period identified. From a sensitivity perspective, a 1% change in our estimate of recurring costs would change our estimate of total costs over the contract by approximately $50 million. All of the risk factors listed in “Aerostructures Long-term Contracts” above could also affect our outlook of profitability on this contract.

JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. We were selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of March 31, 2011, we have $20.1 million (net of advances of $11.1 million) of pre-production costs and inventory related to this program.
Future program funding remains uncertain and there can be no assurance of such funding. If the program were to be cancelled, we would recognize an impairment.
Tax
We are continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. See Note 14, “Income Taxes”, for additional detail.
Tax Years 2007 and 2008
In January 2011, the IRS issued a Revenue Agent’s Report (RAR) for the tax years 2007 and 2008. In February 2011, we submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve the proper timing of deductions. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.
Tax Years 2005 and 2006
During 2009, the IRS issued a RAR for the tax years 2005 and 2006. In July 2009, we submitted a protest to the Appeals Division of the IRS with respect to certain unresolved issues which involve the proper timing of deductions. Although it is reasonably possible that these matters could be resolved during the next 12 months, the timing or ultimate outcome is uncertain.
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
In December 2010, we reached a tentative agreement with the IRS to settle the remaining unresolved issue but due to the size of the potential refund, the agreement required approval by the Joint Committee on Taxation (JCT). In January 2011, the JCT approved the terms of the settlement agreement. In March 2011, the U.S. Tax Court accepted the terms of the settlement agreement and agreed to the litigants’ request to dismiss the matter. We recognized a tax benefit of approximately $21 million in the three months ended March 31, 2011.
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. In addition, California audited our amended tax returns filed to reflect the changes resulting from the settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997. California issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. In October 2010, a comprehensive settlement was reached with the California Tax Board addressing all issues for tax years 1985 through 2001. We recognized a tax benefit of approximately $23 million in the three months ended December 31, 2010.
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
Estimates of revenue and cost for our contracts span a period of many years from the inception of the contracts to the date of actual shipments and are based on a substantial number of underlying assumptions. We believe that the underlying factors are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the assumptions of the revenue and cost streams can be significant if the factors change. The risk factors include but are not limited to estimates of the following:
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
Inventory
Inventoried costs on long-term contracts include certain pre-production costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. During the early years of a contract, manufacturing costs per unit delivered are typically greater than the estimated average unit cost for the total contract. This excess manufacturing cost for units shipped results in an increase in inventory (referred to as “excess-over-average”) during the early years of a contract. See Note 8, “Inventories”, to our condensed consolidated financial statements.
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At March 31, 2011 and December 31, 2010, the carrying amount of participation payments was $176.6 million and $116.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the three months ended March 31, 2011 or 2010.

Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2011 and December 31, 2010, the carrying amount of sales incentives was $54.4 million and $55.6 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the three months ended March 31, 2011 or 2010.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2011 and December 31, 2010, the carrying amount of sales flight certification costs was $46.6 million and $42.8 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in the three months ended March 31, 2011 or 2010.
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
Assumptions
Stock Options
We use the Black-Scholes-Merton formula to estimate the expected value that our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted-average assumptions included:

	2011	2010
Risk-free interest rate %	2.2	2.9
Expected dividend yield %	1.3	1.6
Historical volatility factor %	35.6	35.0
Weighted-average expected life of the options (years)	5.6	5.7
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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first three months of 2011 and 2010 was $88.64 and $65.31 per unit, respectively.

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
We generally amortize the actuarial gains and losses for our pension plans over the average future service period of the active participants. However, in 2011, we will amortize the actuarial gains and losses over the remaining life of the inactive plan participants in our U.S. salaried plan since almost all of the plan participants in that plan are now inactive. Additionally, as of January 1, 2011 we reduced the expected long-term rate of return assumption for the U.S. and U.K. plan assets to 8.25%.

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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB, A320neo and A380, the Boeing 787, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to maintain profitability on the aerostructures 787 OE contract with Boeing;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787, the Airbus A380 and A350 XWB aircraft programs, and major military programs, including the Northrop Grumman Joint STARS re-engining program and the Lockheed Martin F-35 Lightning II;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	the extent to which we are successful in integrating and achieving expected operating synergies for recent and future acquisitions;

•	successful development of products and advanced technologies;

•	the impact of bankruptcies and/or consolidations in the airline industry;

•	the health of the commercial aerospace industry, including the large commercial, regional, business and general aviation aircraft manufacturers;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which changes in regulations and/or assumptions result in changes to expenses relating to employee and retiree medical and pension benefits;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental, asbestos and other claims arising out of the divestiture of our tire, vinyl, engineered industrial products and other businesses;

•	the effect of changes in accounting policies or legislation, including tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, interest rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, joint ventures, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.
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
We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations. At March 31, 2011, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by $0.2 million. At March 31, 2011, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $238.9 million. The fair value of these foreign currency forward contracts was an asset of $99.9 million at March 31, 2011. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses” and “Tax” in Note 15, “Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report of Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended March 31, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
January 2011	159,188	$88.60	—
February 2011	601,145	89.00	595,000
March 2011	343,101	84.52	332,305

Total	1,103,434	87.55	927,305	$482 million

(1)	The category includes 176,129 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was approved by the Board of Directors for $1.1 billion in total. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated February 16, 2011, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number One to the Goodrich Corporation Senior Executive Management Incentive Plan.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on April 21, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended March 31, 2011 and March 31, 2010, (ii) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2011 and March 31, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
April 21, 2011

GOODRICH CORPORATION

By	/s/ SCOTT E. KUECHLE

Scott E. Kuechle
Executive Vice President and Chief Financial Officer

By	/s/ SCOTT A. COTTRILL

Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated February 16, 2011, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	Amendment Number One to the Goodrich Corporation Senior Executive Management Incentive Plan.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on April 21, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended March 31, 2011 and March 31, 2010, (ii) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2011 and March 31, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.