Form 10-Q
period 2011-06-30
GOODRICH CORP
filed 2011-07-22
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2011, there were 125,005,231 shares of common stock outstanding (excluding 14,000,000 shares held by wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	67
Item 4. Controls and Procedures	67
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	68
Item 1A. Risk Factors	68
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 6. Exhibits	70
SIGNATURE	71
EXHIBIT INDEX	72
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of Goodrich Corporation
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of June 30, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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

/s/ Ernst & Young LLP

Charlotte, North Carolina
July 22, 2011

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts)
Sales	$2,001.4	$1,717.5	$3,897.3	$3,412.7
Operating costs and expenses:
Cost of sales	1,384.2	1,172.9	2,694.7	2,377.2
Selling and administrative costs	314.3	269.3	599.4	539.2

	1,698.5	1,442.2	3,294.1	2,916.4

Operating Income	302.9	275.3	603.2	496.3
Interest expense	(34.5)	(33.6)	(69.1)	(67.1)
Interest income	0.3	0.3	0.6	0.4
Other income (expense) — net	(4.2)	(4.4)	(10.0)	(10.8)

Income from continuing operations before income taxes	264.5	237.6	524.7	418.8
Income tax expense	(86.2)	(76.3)	(149.8)	(144.9)

Income From Continuing Operations	178.3	161.3	374.9	273.9
Income from discontinued operations — net of income taxes	—	0.1	—	1.3

Consolidated Net Income	178.3	161.4	374.9	275.2
Net income attributable to noncontrolling interests	(1.7)	(2.4)	(3.5)	(5.0)

Net Income Attributable to Goodrich	$176.6	$159.0	$371.4	$270.2

Amounts Attributable to Goodrich:
Income from continuing operations	$176.6	$158.9	$371.4	$268.9
Income from discontinued operations — net of income taxes	—	0.1	—	1.3

Net Income Attributable to Goodrich	$176.6	$159.0	$371.4	$270.2

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$1.39	$1.25	$2.93	$2.12
Discontinued operations	—	—	—	0.01

Net Income Attributable to Goodrich	$1.39	$1.25	$2.93	$2.13

Diluted Earnings Per Share
Continuing operations	$1.38	$1.24	$2.90	$2.10
Discontinued operations	—	—	—	0.01

Net Income Attributable to Goodrich	$1.38	$1.24	$2.90	$2.11

Dividends Declared Per Common Share	$0.29	$0.27	$0.58	$0.54

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2011	2010
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$518.0	$798.9
Accounts and notes receivable, less allowances for doubtful receivables ($18.2 at June 30, 2011 and $16.8 at December 31, 2010)	1,468.5	1,102.7
Inventories — net	2,687.3	2,449.4
Deferred income taxes	168.3	158.3
Prepaid expenses and other assets	88.3	68.1
Income taxes receivable	3.0	93.7

Total Current Assets	4,933.4	4,671.1

Property, plant and equipment, less accumulated depreciation ($1,939.2 at June 30, 2011 and $1,843.9 at December 31, 2010)	1,547.4	1,521.5
Goodwill	1,993.7	1,762.2
Identifiable intangible assets — net	976.4	675.8
Deferred income taxes	17.3	16.4
Other assets	788.1	624.6

Total Assets	$10,256.3	$9,271.6

Current Liabilities
Short-term debt	$36.1	$4.1
Accounts payable	710.6	514.0
Accrued expenses	1,101.2	1,041.8
Income taxes payable	69.5	2.9
Deferred income taxes	31.0	28.1
Current maturities of long-term debt and capital lease obligations	1.4	1.5

Total Current Liabilities	1,949.8	1,592.4

Long-term debt and capital lease obligations	2,384.6	2,352.8
Pension obligations	516.6	556.7
Postretirement benefits other than pensions	276.4	296.9
Long-term income taxes payable	135.9	150.7
Deferred income taxes	597.8	431.2
Other non-current liabilities	546.9	503.1
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 149,418,717 shares at June 30, 2011 and 148,213,331 shares at December 31, 2010 (excluding 14,000,000 shares held by a wholly owned subsidiary)	747.1	741.1
Additional paid-in capital	1,822.3	1,751.2
Income retained in the business	2,824.9	2,527.2
Accumulated other comprehensive income (loss)	(485.0)	(676.1)
Common stock held in treasury, at cost (24,413,486 shares at June 30, 2011 and 23,259,865 shares at December 31, 2010)	(1,097.3)	(996.5)

Total Shareholders’ Equity	3,812.0	3,346.9
Noncontrolling interests	36.3	40.9

Total Equity	3,848.3	3,387.8

Total Liabilities And Equity	$10,256.3	$9,271.6

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in millions)
Operating Activities
Consolidated net income	$374.9	$275.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(1.3)
Restructuring and consolidation:
Expenses	20.5	—
Payments	(3.9)	(4.2)
Pension and postretirement benefits:
Expenses	49.2	90.1
Contributions and benefit payments	(88.8)	(129.8)
Depreciation and amortization	149.9	134.9
Excess tax benefits related to share-based payment arrangements	(10.4)	(12.9)
Share-based compensation expense	46.5	33.2
Deferred income taxes	(2.0)	7.8
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(291.4)	(90.1)
Inventories, net of pre-production and excess-over-average	(78.9)	0.4
Pre-production and excess-over-average inventories	(67.9)	(130.5)
Other current assets	7.6	2.4
Accounts payable	112.0	44.0
Accrued expenses	0.7	12.8
Income taxes payable/receivable	140.5	66.4
Other assets and liabilities	(20.9)	(45.4)

Net Cash Provided By Operating Activities	337.6	253.0

Investing Activities
Purchases of property, plant and equipment	(98.0)	(51.6)
Proceeds from sale of property, plant and equipment	0.2	0.1
Net payments made for acquisitions, net of cash acquired	(448.8)	(61.6)
Investments in and advances to equity investees	(1.0)	(1.0)

Net Cash Used In Investing Activities	(547.6)	(114.1)

Financing Activities
Increase (decrease) in short-term debt, net	(5.3)	17.8
Proceeds (repayments) of long-term debt and capital lease obligations	31.1	(0.1)
Proceeds from issuance of common stock	32.6	53.0
Purchases of treasury stock	(100.9)	(72.6)
Dividends paid	(37.4)	(68.3)
Excess tax benefits related to share-based payment arrangements	10.4	12.9
Distributions to noncontrolling interests	(8.1)	(11.3)

Net Cash Provided By (Used In) Financing Activities	(77.6)	(68.6)

Discontinued Operations
Net cash provided by (used in) operating activities	(0.2)	(0.4)
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	—	—

Net cash provided by (used in) discontinued operations	(0.2)	(0.4)
Effect of exchange rate changes on cash and cash equivalents	6.9	(14.5)

Net increase (decrease) in cash and cash equivalents	(280.9)	55.4
Cash and cash equivalents at beginning of period	798.9	811.0

Cash and cash equivalents at end of period	$518.0	$866.4

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Goodrich Corporation and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to Goodrich Corporation and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2011. Unless otherwise noted, disclosures pertain to the Company’s continuing operations. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three and six months ended June 30, 2011 and 2010, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended June 30, 2011 and 2010 by $20.6 million and $32.8 million ($13 million and $20.6 million after tax, or $0.10 and $0.16 per diluted share, respectively). The changes in estimates increased income from continuing operations before income taxes during the six months ended June 30, 2011 and 2010 by $41.3 million and $48.8 million, respectively ($26.2 million and $30.6 million after tax or $0.20 and $0.24 per diluted share, respectively). These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.
Accrued Expenses. Accrued expenses consisted of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in millions)
Deferred revenue	$355.5	$274.9
Wages, vacations, pensions and other employment costs	285.5	313.2
Warranties	98.7	90.0
Postretirement benefits other than pensions	28.2	29.7
Accrued taxes	40.6	31.1
Foreign currency hedges	8.4	22.5
Other	284.3	280.4

Total	$1,101.2	$1,041.8

Note 2. New Accounting Standards Not Yet Adopted
In May 2011, accounting guidance was issued that will be included in Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement”. This guidance amends the requirements for measuring fair value and disclosing information about fair value measurements and is effective for the Company on January 1, 2012. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.
In June 2011, accounting guidance was issued that will be included in ASC Topic 220, “Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is currently evaluating which method it will utilize to present items of net income and other comprehensive income. This presentation guidance is effective for the Company on January 1, 2012.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in millions)
Sales:
Actuation and Landing Systems	$736.7	$608.1	$1,421.0	$1,221.2
Nacelles and Interior Systems	688.8	577.4	1,345.2	1,133.2
Electronic Systems	575.9	532.0	1,131.1	1,058.3

	$2,001.4	$1,717.5	$3,897.3	$3,412.7

Intersegment sales:
Actuation and Landing Systems	$15.0	$8.0	$24.8	$14.8
Nacelles and Interior Systems	3.2	2.9	6.0	4.8
Electronic Systems	11.6	6.0	22.5	12.7

	$29.8	$16.9	$53.3	$32.3

Operating income:
Actuation and Landing Systems(1)	$76.5	$60.5	$163.0	$129.9
Nacelles and Interior Systems	178.2	151.4	335.5	270.2
Electronic Systems	89.8	95.1	180.8	165.9

	344.5	307.0	679.3	566.0
Corporate general and administrative expenses	(36.7)	(27.7)	(67.6)	(61.6)
ERP costs	(4.9)	(4.0)	(8.5)	(8.1)

Total operating income	$302.9	$275.3	$603.2	$496.3

(1)	Acquisition of Microtecnica S.r.l

On May 12, 2011, the Company acquired Microtecnica S.r.l. and incurred $8.1 million of acquisition-related costs which were reported in selling and administrative costs for the six months ended June 30, 2011. In addition, total assets for the Actuation and Landing Systems segment increased from $2,239.9 million at December 31, 2010 to $3,187.1 million at June 30, 2011, primarily related to this acquisition. See Note 9, “Goodwill”.

Closure of a Landing Gear Facility

On June 7, 2011, the Board of Directors of the Company authorized a plan to close a facility in its landing gear business. Due to declining program volumes, the Company will close the facility and incur substantially all of the costs by the end of 2012. The Company anticipates that it will incur costs in connection with this closure of approximately $37 million, of which approximately $15 million is for personnel related expenses, including severance, pension charges, outplacement services and assistance with employment transitioning, and approximately $22 million primarily related to facility closure and other costs, including accelerated depreciation, equipment dismantle and relocation costs and lease termination costs.

During the three months ended June 30, 2011, the Company incurred $15.6 million of costs related to this closure for which $13.8 million was personnel related and $1.8 million was facility closure and other costs. $10.7 million of these costs were reported in cost of sales and $4.9 million were reported in selling and administrative costs.

Note 4. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in millions)
Retiree health care expenses related to previously owned businesses	$(2.1)	$(2.6)	$(4.7)	$(5.3)
Expenses related to previously owned businesses	(2.9)	(3.1)	(4.5)	(4.3)
Equity in affiliated companies	0.8	1.1	(0.1)	(0.8)
Other — net	—	0.2	(0.7)	(0.4)

Other income (expense) — net	$(4.2)	$(4.4)	$(10.0)	$(10.8)

Note 5. Share-Based Compensation
During the three and six months ended June 30, 2011 and 2010, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The compensation cost recorded for share-based compensation plans during the three months ended June 30, 2011 and 2010 was $28.6 million and $15 million, respectively. The increase from 2010 to 2011 was primarily due to changes in the Company’s share price for the performance units and Outside Director Phantom Share Plan, changes in the expected return on invested capital (ROIC) as compared to a target ROIC for the performance units and by a higher grant date fair value for the restricted stock units and stock options.
The compensation cost recorded for share-based compensation plans during the six months ended June 30, 2011 and 2010 was $46.5 million and $33.2 million, respectively. The increase from 2010 to 2011 was primarily due to a higher grant date fair value for the restricted stock units and stock options, changes in the expected ROIC as compared to a target ROIC for the performance units and changes in the Company’s share price for the performance units and Outside Director Phantom Share Plan.

Note 6. Earnings Per Share
The computation of basic and diluted earnings per share (EPS) for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per common share — income from continuing operations attributable to Goodrich	$176.6	$158.9	$371.4	$268.9
Percentage allocated to common shareholders (1)	98.6%	98.6%	98.6%	98.6%

Numerator for basic and diluted earnings per common share	$174.1	$156.8	$366.2	$265.2

Denominator
Denominator for basic earnings per common share — weighted-average shares	124.9	125.4	125.1	125.2
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.0	1.1	1.0	1.2

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	125.9	126.5	126.1	126.4

Per common share income from continuing operations
Basic	$1.39	$1.25	$2.93	$2.12

Diluted	$1.38	$1.24	$2.90	$2.10

(1) Basic weighted-average common shares outstanding	124.9	125.4	125.1	125.2
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	126.7	127.1	126.9	126.9

Percentage allocated to common shareholders	98.6%	98.6%	98.6%	98.6%
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
At June 30, 2011 and 2010, the Company had 3.5 million and 4.2 million, respectively, of outstanding stock options. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the six months ended June 30, 2011 and 2010, 0.7 million anti-dilutive stock options were excluded from the diluted EPS calculation.
During the six months ended June 30, 2011 and 2010, the Company issued 1.2 million and 2 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
The Company’s share repurchase program was approved by the Board of Directors for $1.1 billion in total. During the six months ended June 30, 2011 and 2010, the Company repurchased 1 million and 0.9 million shares, respectively. From inception of the program through June 30, 2011, the Company has repurchased 9.8 million shares for approximately $621 million under its share repurchase program.

Note 7. Fair Value Measurements
The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:
Level 1	—	quoted prices in active markets for identical assets and liabilities.
Level 2	—	observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	—	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were, in millions, as follows:

	Fair Value				Fair Value
	June 30,				December 31,
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Cash Equivalents (1)	$—	$—	$—	$—	$596.2	$596.2	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	118.9	—	118.9	—	30.6	—	30.6	—
Other Forward Contracts	(1.0)	—	(1.0)	—	(0.2)	—	(0.2)	—
Rabbi Trust Assets (3)	60.9	60.9	—	—	55.3	55.3	—	—
Long-term debt (4)	(2,591.9)	—	(2,591.9)	—	(2,531.8)	—	(2,531.8)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 17, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,371.8 million and $2,339.6 million at June 30, 2011 and December 31, 2010, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

Note 8. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in millions)
Average or actual cost (which approximates current costs):
Finished products	$223.3	$224.4
In-process	2,123.5	1,866.1
Raw materials and supplies	760.7	692.8

	3,107.5	2,783.3
Less:
Reserve to reduce certain inventories to LIFO basis	(53.7)	(52.7)
Progress payments and advances	(366.5)	(281.2)

Total	$2,687.3	$2,449.4

In-process inventory included $1,309.8 million and $1,154.2 million at June 30, 2011 and December 31, 2010, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The June 30, 2011 balance of $1,309.8 million included $641.4 million related to the Boeing 787, $265.9 million related to the Airbus A350 XWB and $225.1 million related to the Pratt and Whitney PurePower® PW 1000G engine contracts.
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

Note 9. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Business	Translation/	June 30,
	2010	Combinations	Other	2011
		(Dollars in millions)
Actuation and Landing Systems(1)	$327.7	$213.1	$9.9	$550.7
Nacelles and Interior Systems(2)	591.6	(2.9)	7.8	596.5
Electronic Systems	842.9	—	3.6	846.5

	$1,762.2	$210.2	$21.3	$1,993.7

(1)	On May 12, 2011, the Company acquired Microtecnica S.r.l. for $457.1 million in cash, net of cash acquired. Based on the Company’s preliminary purchase price allocation, $312.4 million was identifiable intangible assets primarily related to customer relationships, $213.1 million was goodwill and $106.4 million was net deferred tax liabilities primarily related to the intangible assets. The fair value of the intangible assets will be amortized over a weighted-average useful life of 27 years. Goodwill primarily represents the expected value from combining Microtecnica’s expertise in flight controls with the Company’s flight control actuation business. The goodwill related to the Microtecnica acquisition is not deductible for tax purposes. The final purchase price allocation will be based on information that provides a better estimate of the fair value of assets acquired and liabilities assumed.

(2)	On September 22, 2010, the Company acquired the cabin management assets of DeCrane Holdings Co. In the three months ended March 31, 2011, the Company finalized the purchase price which resulted in a decrease in goodwill.
Note 10. Financing Arrangements
During the three months ended June 30, 2011, the Company entered into a new five-year unsecured committed syndicated revolving credit facility, which permits borrowings up to a maximum of $700 million. In connection with entering into the new facility, the Company terminated its $500 million unsecured committed syndicated revolving credit facility that otherwise would have expired in May 2012. The new credit facility expires in May 2016. Interest rates under the new facility vary depending upon:
•	The amount borrowed;
•	The Company’s public debt rating by Standard & Poor’s, Moody’s and Fitch; and
•	At the Company’s option, rates tied to the agent bank’s prime rate or, for U.S. Dollar and Great Britain Pounds Sterling borrowings, the London Interbank Offered Rate and for Euro borrowings, the Euro Interbank Offered Rate.

At June 30, 2011, there were $32 million in borrowings and $45.5 million in letters of credit outstanding under the facility. At December 31, 2010, there were no borrowings and $62.5 million in letters of credit outstanding under the facility. In order to be eligible to borrow under the facility, the Company must be in compliance with a maximum leverage ratio covenant and other standard covenants. The Company is currently in compliance with all covenants. At June 30, 2011, the Company had borrowing capacity under this facility of $622.5 million, after reductions for borrowings and letters of credit outstanding under the facility.
At June 30, 2011, the Company also maintained $75 million of uncommitted U.S. working capital facilities and $178.1 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At June 30, 2011 and December 31, 2010, there were $36.1 million and $4.1 million, respectively, in borrowings and $22.9 million in letters of credit and bank guarantees outstanding under these facilities. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
At June 30, 2011, the Company had letters of credit and bank guarantees of $108.3 million, inclusive of letters of credit outstanding under the Company’s syndicated revolving credit facility, uncommitted U.S. working capital facilities and uncommitted and committed foreign working capital facilities, as discussed above.
Long-term Debt
Long-term debt and capital lease obligations, excluding current maturities, consisted of:

	June 30,	December 31,
	2011	2010
	(Dollars in millions)
Medium-term notes payable (interest rates from 6.8% to 8.7%)	$398.9	$398.9
6.29% senior notes, maturing in 2016	294.6	295.0
6.125% senior notes, maturing in 2019	298.2	298.1
4.875% senior notes, maturing in 2020	299.4	299.4
3.6% senior notes, maturing in 2021	598.8	598.8
6.80% senior notes, maturing in 2036	234.1	233.7
7.0% senior notes, maturing in 2038	199.2	199.2
Other debt, maturing through 2020 (interest rates from 0.2% to 2.5%)	48.6	16.5

	2,371.8	2,339.6
Capital lease obligations	12.8	13.2

Total	$2,384.6	$2,352.8

Lease Commitments
The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $213.9 million at June 30, 2011.

Note 11. Pensions and Postretirement Benefits Other Than Pensions
Pensions
The following table sets forth the components of net periodic benefit cost and the weighted-average assumptions used to determine the net periodic benefit cost. The net periodic benefit cost for divested or discontinued operations retained by the Company is included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$12.2	$11.4	$4.4	$3.6	$2.0	$1.2
Interest cost	42.5	42.1	10.4	9.5	2.3	1.7
Expected return on plan assets	(52.1)	(47.9)	(15.5)	(12.7)	(2.2)	(1.8)
Amortization of prior service cost	1.4	1.7	(0.2)	(0.2)	0.1	0.1
Amortization of actuarial loss	13.2	28.2	(0.4)	0.7	0.7	0.4

Gross periodic benefit cost	17.2	35.5	(1.3)	0.9	2.9	1.6
Settlement loss	0.2	—	—	—	—	—
Curtailment loss(1)	1.4	—	—	—	—	—

Net periodic benefit cost	$18.8	$35.5	$(1.3)	$0.9	$2.9	$1.6

Termination benefit charge(1)	$4.0	$—	$—	$—	$—	$—

	U.S. Plans		U.K. Plans		Other Plans
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$24.4	$23.1	$8.6	$7.7	$3.7	$2.4
Interest cost	85.6	84.3	21.2	19.3	4.3	3.5
Expected return on plan assets	(104.7)	(93.8)	(30.9)	(25.9)	(4.3)	(3.5)
Amortization of prior service cost	3.0	3.5	(0.3)	(0.3)	0.2	0.1
Amortization of actuarial loss	28.8	58.4	—	1.3	1.3	0.8

Gross periodic benefit cost	37.1	75.5	(1.4)	2.1	5.2	3.3
Settlement loss	0.2	—	—	—	—	—
Curtailment loss(1)	1.4	—	—	—	—	—

Net periodic benefit cost	$38.7	$75.5	$(1.4)	$2.1	$5.2	$3.3

Termination benefit charge(1)	$4.0	$—	$0.7	$—	$—	$—

(1)	Due to the approval of a plan to close a U.S. facility, pension assumptions were reevaluated on June 7, 2011 for the remeasurement of a U.S. Wage Plan covering certain union employees. See Note 3, “Business Segment Information”. The facility closure resulted in a curtailment loss of $1.4 million and a contractual termination benefit charge of $4 million.

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	Three and Six Months		Three and Six Months		Three and Six Months
	Ended June 30,		Ended June 30,		Ended June 30,
	2011	2010	2011	2010	2011	2010
Discount rate 1/1 — 6/6	5.67%	5.90%	5.81%	5.88%	5.20%	5.75%
Discount rate 6/7 — 6/30	5.63%	5.90%	5.81%	5.88%	5.20%	5.75%
Expected long-term rate of return on assets	8.25%	8.75%	8.25%	8.50%	8.08%	8.32%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.42%	3.38%
The Company generally amortizes the actuarial gains and losses for our pension plans over the average future service period of the active participants. However, beginning in 2011, the Company is amortizing the actuarial losses in its U.S. salaried plan over the remaining life of the inactive plan participants since almost all of the plan participants are now inactive. This resulted in a reduction in the amortization of actuarial losses from 2010 in the U.S. salaried plan.
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost other than pensions. Other postretirement benefits related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in millions)
Service cost	$0.2	$0.2	$0.5	$0.6
Interest cost	3.7	4.4	7.9	8.7
Amortization of prior service cost	(0.3)	(0.1)	(0.3)	(0.1)
Amortization of actuarial (gain) loss	—	—	—	—

Net periodic benefit cost	$3.6	$4.5	$8.1	$9.2

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three and Six Months Ended June 30,
	2011	2010
Discount rate	5.29%	5.55%
Healthcare trend rate	7.5% in 2011 to 5% in 2017	7.3% in 2010 to 5% in 2015

Note 12. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2011	2010	2011	2010
		(Dollars in millions)
Net income attributable to Goodrich	$176.6	$159.0	$371.4	$270.2
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period (1)	22.5	(74.7)	83.1	(128.0)
Pension/OPEB liability adjustments during the period, net of tax for the three and six months ended June 30, 2011 of ($22.3) and ($28.0), respectively; net of tax for the three and six months ended June 30, 2010 of ($12.7) and ($25.8), respectively	37.2	23.3	46.0	45.0
Gain (loss) on cash flow hedges, net of tax for the three and six months ended June 30, 2011 of ($7) and ($29.7), respectively; net of tax for the three and six months ended June 30, 2010 of $26.3 and $44.3, respectively	14.0	(57.9)	62.0	(88.5)

Total comprehensive income (loss)	$250.3	$49.7	$562.5	$98.7

Accumulated other comprehensive income (loss) consisted of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains, net of deferred taxes of ($1.7) and ($1.7), respectively (1)	$222.7	$139.6
Pension/OPEB liability adjustments, net of deferred taxes of $467.1 and $495.1, respectively	(785.5)	(831.5)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of ($34.3) and ($4.6), respectively	77.8	15.8

TOTAL	$(485.0)	$(676.1)

(1)	No other income taxes are provided on foreign currency translation gains (losses) for comprehensive income (loss) and accumulated other comprehensive income (loss) as foreign earnings are considered permanently invested.
Note 13. Noncontrolling Interests
The changes in the Company’s noncontrolling interests were as follows:

	Six months ended
	June 30,
	2011	2010
	(Dollars in millions)
Balance at January 1	$40.9	$46.6
Distributions to noncontrolling interests	(8.1)	(11.3)
Comprehensive income:
Net income attributable to noncontrolling interests	3.5	5.0
Other comprehensive income, net of tax	—	—

Comprehensive income	3.5	5.0

Balance at June 30	$36.3	$40.3

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2011 was 32.6%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 2 percentage points, foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 4 percentage points, state income taxes (net of related federal tax benefit) which increased the effective tax rate by approximately 1 percentage point and adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 1 percentage point.
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
For the six months ended June 30, 2011, the Company reported an effective tax rate of 28.5%, including a tax settlement with the IRS for the remaining unresolved issue for tax years prior to 2000 which reduced the effective tax rate by approximately 4 percentage points. For the six months ended June 30, 2010, the Company reported an effective tax rate of 34.6%, including a charge of approximately $10 million due to the enactment of health care reform legislation in the U.S., which increased the effective tax rate by approximately 2 percentage points.
At June 30, 2011, the Company had $145.7 million of unrecognized tax benefits; however, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $197.5 million. The difference relates to the impact of indirect effects including the federal benefit of state taxes and interest and penalties net of any related federal benefit as well as temporary differences which do not affect the effective tax rate. The Company recorded interest and penalties related to unrecognized tax benefits in income tax expense.
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
The changes in the carrying amount of environmental liabilities for the six months ended June 30, 2011, in millions, are as follows:

Balance at December 31, 2010	$67.7
Accruals and adjustments	3.4
Payments	(2.8)
Foreign currency translation and other	4.2

Balance at June 30, 2011	$72.5

At June 30, 2011 and December 31, 2010, $17 million and $14.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At June 30, 2011 and December 31, 2010, $33.8 million and $27.3 million, respectively, was associated with ongoing operations and $38.7 million and $40.4 million, respectively, was associated with previously owned businesses.
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
A summary of the deferred settlement credits activity for the six months ended June 30, 2011, in millions, is as follows:

Balance at December 31, 2010	$48.6
Proceeds from insurance settlements	0.5
Amounts recorded as reduction of costs	(2.7)

Balance at June 30, 2011	$46.4

The current and long-term portions of the deferred settlement credits were as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in millions)
Accrued expenses	$9.1	$5.7
Other non-current liabilities	37.3	42.9

Total	$46.4	$48.6

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
Aerostructures Boeing 787 Nacelle Contract
During July 2011, the Company agreed to a contract modification with Boeing on the 787 contract. The contract modification extended the duration of the contract through 2030 and did not have a material effect on our financial position, results of operations and/or cash flows. The Company’s estimate of original equipment sales on this contract is approximately $9 billion. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.
This program is in the early production phase, with entry into service expected by the end of 2011 followed by rapidly increasing production rates shortly thereafter. For this contract to remain profitable, it will be important that assumptions are realized as currently estimated in the Company’s outlook, such as:
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
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of June 30, 2011, the Company had $20.7 million (net of advances of $8.1 million) of pre-production costs and inventory related to this program.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. In addition, California audited our amended tax returns filed to reflect the changes resulting from the settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997.California issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. In October 2010, a comprehensive settlement was reached with the California Tax Board addressing all issues for tax years 1985 through 2001. The Company recognized a tax benefit of approximately $23 million in the three months ended December 31, 2010.

Note 16. Guarantees
The Company extends financial and product performance guarantees to third parties. At June 30, 2011, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation and other indemnifications (Note 15, “Contingencies”)	No Limit	$15.1
Guarantees of residual value on leases	$28.1	$—
Guarantees of JV debt and other financial instruments	$41.7	$—
The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.
The Company is guarantor on a revolving credit agreement totaling £35 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line with a notional amount of $140.7 million and a fair value asset of $5.1 million at June 30, 2011. The Company is indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.
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
The changes in the carrying amount of service and product warranties for the six months ended June 30, 2011, in millions, are as follows:

Balance at December 31, 2010	$148.5
Net provisions for warranties issued during the period	29.1
Net change to warranties existing at the beginning of the year	0.5
Payments	(26.4)
Foreign currency translation and other	9.2

Balance at June 30, 2011	$160.9

The current and long-term portions of service and product warranties were as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in millions)
Accrued expenses	$98.7	$90.0
Other non-current liabilities	62.2	58.5

Total	$160.9	$148.5

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
The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in Accumulated Other Comprehensive Income (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The notional value of the forward contracts at June 30, 2011 and December 31, 2010 was $2,031.7 million and $2,286.5 million, respectively. As of June 30, 2011 and December 31, 2010, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	June 30,	December 31,
	2011	2010
	(Dollars in millions)
Prepaid expenses and other assets	$47.3	$20.3
Other assets	82.3	44.6
Accrued expenses	8.4	22.7
Other non-current liabilities	2.3	11.6

The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax for the three and six months ended June 30, 2011 of $(7) and $(29.7), respectively; net of tax for the three and six months ended June 30, 2010 of $26.3 and $44.3, respectively	$14.0	$(57.9)	$62.0	$(88.5)
Amount of gain/(loss) reclassified from AOCI into earnings	$6.7	$(11.7)	$7.9	$(16.9)
The total fair value of the Company’s forward contracts of a $118.9 million net asset (before deferred taxes of $34 million) at June 30, 2011, combined with $1 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of June 30, 2011, the portion of the net $118.9 million asset that would be reclassified into earnings to offset the effect of the hedged item in the next 12 months is a gain of $38.9 million. These forward contracts mature on a monthly basis with maturity dates that range from July 2011 to December 2015. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three and six months ended June 30, 2011 and 2010.
Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes is adjusted to reflect the fair values of the interest rate swaps. At June 30, 2011 and December 31, 2010, the Company had no outstanding interest rate swaps. Previously terminated swaps are amortized over the life of the underlying debt and recorded as a reduction to interest expense.
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

During the three months ended June 30, 2011, the Company recorded a transaction loss on its net monetary assets of $9.6 million, which was offset by gains on the other forward contracts described above of $4 million. During the three months ended June 30, 2010, the Company recorded a transaction gain on its monetary assets of $28.1 million, which was partially offset by losses on the other forward contracts described above of $20 million.
During the six months ended June 30, 2011, the Company recorded a transaction loss on its net monetary assets of $23.1 million, which was offset by gains on the other forward contracts described above of $14.2 million. During the six months ended June 30, 2010, the Company recorded a transaction gain on its monetary assets of $39.7 million, which was partially offset by losses on the other forward contracts described above of $32.5 million.

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
The key drivers in this channel include the level of defense spending by the U.S. and foreign governments, the number of new platform starts, the level of military flight operations, the level of upgrade, overhaul and maintenance activities associated with existing platforms and demand for optical surveillance and reconnaissance systems.
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
Second Quarter 2011 Sales Content by Market Channel
During the second quarter 2011, approximately 96% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	8%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	35%

Large Commercial Airplane Aftermarket	24%
Regional, Business and General Aviation Airplane Aftermarket	7%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	31%

Total Defense and Space	30%

Other	4%

Total	100%

Results of Operations — Second Quarter 2011 as Compared to Second Quarter 2010

	Second Quarter		Favorable / (Unfavorable)
	2011	2010	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$2,001.4	$1,717.5	$283.9	16.5

Segment operating income (1)	$344.5	$307.0	$37.5	12.2
Corporate general and administrative costs	(41.6)	(31.7)	(9.9)	(31.2)

Total operating income	302.9	275.3	27.6	10.0
Net interest expense	(34.2)	(33.3)	(0.9)	(2.7)
Other income (expense) — net	(4.2)	(4.4)	0.2	4.5

Income from continuing operations before income taxes	264.5	237.6	26.9	11.3
Income tax expense	(86.2)	(76.3)	(9.9)	(13.0)

Income from continuing operations	178.3	161.3	17.0	10.5
Income from discontinued operations	—	0.1	(0.1)	(100.0)

Consolidated net income	178.3	161.4	16.9	10.5
Net income attributable to noncontrolling interests	(1.7)	(2.4)	0.7	29.2

Net income attributable to Goodrich	$176.6	$159.0	$17.6	11.1

Effective tax rate	32.6%	32.1%

Diluted EPS:
Continuing operations	$1.38	$1.24	$0.14	11.3

Net income attributable to Goodrich	$1.38	$1.24	$0.14	11.3

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.

Sales
The sales increase in the second quarter 2011 as compared to the second quarter 2010 was primarily driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately $77 million, or 17%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately $57 million, or 58%, including sales associated with the DeCrane Holdings Co. (DeCrane) acquisition in September 2010 and the Microtecnica S.r.l. (Microtecnica) acquisition in May 2011;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately $83 million, or 16%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $55 million, or 10%, including sales associated with the Microtecnica acquisition.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to higher share-based compensation expense as discussed below.
Net interest expense
Net interest expense increased primarily as a result of higher debt levels in the second quarter 2011 as compared to the second quarter 2010.

Income from continuing operations
In addition to the items described above, income from continuing operations during the second quarter 2011 as compared to the second quarter 2010 was impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower pension and postretirement benefits expense	$19.9	$12.6	$0.10

Landing gear plant closure costs	$(15.6)	$(9.9)	$(0.08)

Higher share-based compensation	$(13.6)	$(8.6)	$(0.07)

Changes in estimates on long-term contracts	$(12.2)	$(7.6)	$(0.06)

Microtecnica acquisition-related costs	$(7.4)	$(7.4)	$(0.06)

Lower pension and postretirement benefits expense
The decrease in pension and postretirement benefits expense was primarily the result of actuarial changes, including the change in the amortization period for gains and losses for our U.S. salaried plan; the benefit of $300 million in incremental contributions that were made in 2010; and favorable returns on our plan assets in 2010.
Landing gear plant closure costs
During the second quarter 2011, we incurred $15.6 million of costs related to the announced closure of a facility in our landing gear business due to declining program volumes. We will close the facility and incur substantially all of the costs by the end of 2012. See Note 3, “Business Segment Information” to our condensed consolidated financial statements.
Higher share-based compensation
The increase in share-based compensation was primarily due to the impact of the favorable change in our share price and changes in the expected return on invested capital (ROIC) as compared to a target ROIC for awards paid in cash and by a higher grant date fair value for our restricted stock units and stock options.
Changes in estimates on long-term contracts
During the second quarter 2011, we revised estimates on certain of our long-term contracts that were more favorable in 2010, primarily in our aerostructures and aircraft wheels and brakes businesses, resulting in lower before tax income of approximately $12 million. These revisions were primarily related to favorable cost and operational performance, changes in volume expectations and to some extent, sales pricing improvements on follow-on contracts.

Microtecnica acquisition-related costs
During the second quarter 2011, we acquired Microtecnica and incurred $7.4 million of acquisition-related costs, including foreign currency costs associated with pre-positioning cash to execute the acquisition.
Results of Operations — Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

	Second Quarter		Favorable / (Unfavorable)
	2011	2010	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$3,897.3	$3,412.7	$484.6	14.2

Segment operating income (1)	$679.3	$566.0	$113.3	20.0
Corporate general and administrative costs	(76.1)	(69.7)	(6.4)	(9.2)

Total operating income	603.2	496.3	106.9	21.5
Net interest expense	(68.5)	(66.7)	(1.8)	(2.7)
Other income (expense) — net	(10.0)	(10.8)	0.8	7.4

Income from continuing operations before income taxes	524.7	418.8	105.9	25.3
Income tax expense	(149.8)	(144.9)	(4.9)	(3.4)

Income from continuing operations	374.9	273.9	101.0	36.9
Income from discontinued operations	—	1.3	(1.3)	(100.0)

Consolidated net income	374.9	275.2	99.7	36.2
Net income attributable to noncontrolling interests	(3.5)	(5.0)	1.5	30.0

Net income attributable to Goodrich	$371.4	$270.2	$101.2	37.5

Effective tax rate	28.5%	34.6%

Diluted EPS:
Continuing operations	$2.90	$2.10	$0.80	38.1

Net income attributable to Goodrich	$2.90	$2.11	$0.79	37.4

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 3, “Business Segment Information” to our condensed consolidated financial statements.
Sales
The sales increase in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately $104 million, or 11%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately $109 million, or 57%, including sales associated with the DeCrane and Microtecnica acquisitions;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately $145 million, or 14%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $109 million, or 10%, including sales associated with the Microtecnica acquisition.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to higher share-based compensation expense as discussed below and higher incentive compensation costs.
Net interest expense
Net interest expense increased primarily as a result of higher borrowings in the six months ending June 30, 2011 as compared to the six months ending June 30, 2010.
Income from continuing operations
In addition to the items described above, income from continuing operations during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower effective tax rate	$—	$32.0	$0.25

Lower pension and postretirement benefits expense	$40.9	$25.9	$0.20

Landing gear plant closure costs	$(15.6)	$(9.9)	$(0.08)

Higher share-based compensation	$(13.3)	$(8.4)	$(0.07)

Microtecnica acquisition-related costs	$(8.1)	$(8.1)	$(0.06)

Lower effective tax rate
For the six months ended June 30, 2011, we reported an effective tax rate of 28.5% as compared to 34.6% for the six months ended June 30, 2010. The decrease in the effective tax rate was primarily due to a tax settlement with the IRS for the remaining unresolved issues for tax years prior to 2000 which reduced the effective tax rate for the six months ended June 30, 2011 by approximately 4 percentage points, and a charge of approximately $10 million in the first quarter of 2010 to adjust deferred income taxes for the enactment of health care reform legislation in the U.S., which increased our effective tax rate by approximately 2 percentage points.

Our effective tax rate during the six months ended June 30, 2010 was not reduced for the benefit of the U.S. Research and Development Credit (R&D Credit) because the federal statute authorizing the R&D Credit had not been extended until the fourth quarter of 2010. We estimate that the effective tax rate at June 30, 2010 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
Lower pension and postretirement benefits expense
The decrease in pension and postretirement benefits expense was primarily the result of actuarial changes, including the change in the amortization period for gains and losses for our U.S. salaried plan; the benefit of $300 million in incremental contributions that were made in 2010; and favorable returns on our plan assets in 2010.
Landing gear plant closure costs
During the second quarter 2011, we incurred $15.6 million of costs related to the announced closure of a facility in our landing gear business due to declining program volumes. We will close the facility and incur substantially all of the costs by the end of 2012. See Note 3, “Business Segment Information” to our condensed consolidated financial statements.
Higher share-based compensation
The increase in share-based compensation was primarily due to a higher grant date fair value for our restricted stock units and stock options and changes in the expected ROIC as compared to a target ROIC and favorable changes in our share price for awards paid in cash.
Microtecnica acquisition-related costs
During the six months ended June 30, 2011, we acquired Microtecnica and incurred $8.1 million of acquisition-related costs, including foreign currency costs associated with pre-positioning cash to execute the acquisition.
2011 OUTLOOK
We expect the following approximate results for the year ending December 31, 2011:

	2011 Outlook	2010 Actual
Sales	$8.1 billion	$7 billion
Diluted EPS — Net Income Attributable to Goodrich	$5.85 to $6.00 per share	$4.51 per share
Capital Expenditures	$300 million to $350 million	$222.3 million
Operating Cash Flow minus Capital Expenditures	Exceed 85% of net income attributable to Goodrich	50% of net income attributable to Goodrich

Our sales and net income per diluted share outlook for 2011 includes the impact of the Microtecnica acquisition, which is expected to increase sales in 2011 by approximately $150 million. The outlook does not include any other potential acquisitions or divestitures. Our 2011 outlook also includes, among other factors:
•	Costs related to the decision to close a facility in our landing gear business by the end of 2012 of approximately $20 million, $13 million after tax or $0.10 per diluted share;

•	Costs of approximately $8 million, or $0.06 per diluted share, associated with the Microtecnica acquisition;

•	Lower worldwide pension expense of approximately $78 million, $49 million after tax or $0.39 per diluted share. For 2011, we expect total worldwide pension expense of approximately $84 million, compared to $162 million in 2010; and

•	A full-year effective tax rate of approximately 30 percent for 2011, which is unchanged from our previous outlook. We expect an effective tax rate of approximately 32 percent for the remaining quarters of 2011.
Sales
Our current market assumptions for each of our major market channels for the full year 2011 outlook compared to 2010 include the following:
•	Large commercial airplane original equipment sales are expected to increase approximately 15%. This outlook assumes all announced production rate increases are implemented and Boeing 787 and 747-8 deliveries are consistent with the latest schedule announced by Boeing;

•	Regional, business and general aviation airplane original equipment sales are expected to grow approximately 40%, of which approximately 16% is organic growth;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase approximately 13%, of which approximately 12% is organic growth; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase approximately 15%, including sales associated with the Microtecnica acquisition. Organic growth is expected to be approximately 10%.

Cash Flow
We expect net cash provided by operating activities, minus capital expenditures, to exceed 85% of net income. This outlook reflects ongoing investments to support the current schedule for the Boeing 787, Airbus A350 XWB and A320neo, Bombardier CSeries and Mitsubishi Regional Jet aircraft programs, fixed assets and working capital to support announced production rate increases associated with the Boeing 737 and Airbus A320 aircraft and competitive cost country manufacturing and productivity initiatives that are expected to enhance margins over the near and long term. We expect capital expenditures in 2011 to be approximately $300 million to $350 million. Worldwide pension plan contributions are expected to be approximately $100 million.
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

Second Quarter 2011 Compared with Second Quarter 2010

	Second Quarter		Increase/	%	% of Sales
	2011	2010	(Decrease)	Change	2011	2010
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$736.7	$608.1	$128.6	21.1
Nacelles and Interior Systems	688.8	577.4	111.4	19.3
Electronic Systems	575.9	532.0	43.9	8.3

	$2,001.4	$1,717.5	$283.9	16.5

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$76.5	$60.5	$16.0	26.4	10.4	9.9
Nacelles and Interior Systems	178.2	151.4	26.8	17.7	25.9	26.2
Electronic Systems	89.8	95.1	(5.3)	5.6	15.6	17.9

	$344.5	$307.0	$37.5	12.2	17.2	17.9

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the second quarter 2011 increased from the second quarter 2010 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $40 million, primarily in our landing gear and actuation systems businesses;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $38 million, primarily in our aircraft wheels and brakes business;

•	Higher defense and space OE and aftermarket sales of approximately $20 million, primarily in our aircraft wheels and brakes and actuation systems businesses, including incremental sales associated with the Microtecnica acquisition in May 2011;

•	Higher other aerospace and non-aerospace sales of approximately $20 million, primarily in our actuation systems and engine components businesses; and

•	Higher regional, business and general aviation airplane OE sales of approximately $11 million, primarily in our actuation systems business, including incremental sales associated with the Microtecnica acquisition.
Actuation and Landing Systems segment operating income for the second quarter 2011 increased from the second quarter 2010 primarily as a result of the following:
•	Higher sales volume and favorable product mix across most businesses resulting in higher income of approximately $39 million; and

•	Favorable pricing partially offset by higher operating costs across most businesses, which resulted in higher income of approximately $2 million; partially offset by

•	Costs of approximately $16 million associated with the decision to close a facility in our landing gear business;

•	Costs related to the acquisition of Microtecnica of approximately $7 million; and

•	Unfavorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $2 million.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the second quarter 2011 increased from the second quarter 2010 primarily due to the following:
•	Higher regional, business and general aviation airplane OE sales of approximately $40 million, primarily in our interiors and aerostructures businesses, including sales associated with the acquisition of DeCrane’s cabin management assets in September 2010;

•	Higher large commercial, regional, business, and general aviation airplane aftermarket sales of approximately $30 million, primarily in our interiors and aerostructures businesses;

•	Higher large commercial airplane OE sales of approximately $29 million, primarily in our aerostructures business; and

•	Higher defense and space OE and aftermarket sales of approximately $13 million, primarily in our aerostructures business.
Nacelles and Interior Systems segment operating income for the second quarter 2011 increased from the second quarter 2010 primarily due to the following:
•	Higher sales volume and favorable product mix which resulted in higher income of approximately $36 million, primarily in our aerostructures business; and

•	Favorable pricing, primarily in our aerostructures business, and lower operating costs, primarily in our interiors business, which resulted in higher income of approximately $7 million; partially offset by

•	Lower income of approximately $14 million related to revisions in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2010; and

•	Unfavorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $2 million.

Electronic Systems: Electronic Systems segment sales for the second quarter 2011 increased from the second quarter 2010 primarily due to the following:
•	Higher defense and space OE and aftermarket sales across all businesses of approximately $22 million;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $16 million, primarily in our engine control and electrical power systems and sensors and integrated systems businesses;

•	Higher large commercial airplane OE sales of approximately $7 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses; and

•	Higher regional, business, and general aviation airplane OE sales of approximately $6 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses; partially offset by

•	Lower other aerospace and non-aerospace sales of approximately $7 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses.
Electronic Systems segment operating income for the second quarter 2011 decreased from the second quarter 2010 primarily due to the following:
•	Higher operating costs partially offset by favorable pricing, across all businesses, which resulted in lower income of approximately $9 million; and

•	Unfavorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $5 million; partially offset by

•	Higher sales volume across most businesses, which resulted in higher income of approximately $9 million.
Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

	Six Months Ended
	June 30,		Increase/	%	% of Sales
	2011	2010	(Decrease)	Change	2011	2010
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$1,421.0	$1,221.2	$199.8	16.4
Nacelles and Interior Systems	1,345.2	1,133.2	212.0	18.7
Electronic Systems	1,131.1	1,058.3	72.8	6.9

	$3,897.3	$3,412.7	$484.6	14.2

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$163.0	$129.9	$33.1	25.5	11.5	10.6
Nacelles and Interior Systems	335.5	270.2	65.3	24.2	24.9	23.8
Electronic Systems	180.8	165.9	14.9	9.0	16.0	15.7

	$679.3	$566.0	$113.3	20.0	17.4	16.6

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the six months ended June 30, 2011 increased from the six months ended June 30, 2010 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $55 million, primarily in our landing gear and actuation systems businesses;

•	Higher defense and space OE and aftermarket sales of approximately $50 million, primarily in our aircraft wheels and brakes and actuation systems businesses, including sales associated with the Microtecnica acquisition;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $49 million, primarily in our aircraft wheels and brakes business;

•	Higher other aerospace and non-aerospace sales of approximately $25 million, primarily in our actuation systems and engine components businesses; and

•	Higher regional, business and general aviation airplane OE sales of approximately $21 million, primarily in our actuation systems and landing gear businesses, including sales associated with the Microtecnica acquisition.
Actuation and Landing Systems segment operating income for the six months ended June 30, 2011 increased from the six months ended June 30, 2010 primarily as a result of the following:
•	Higher sales volume and favorable product mix across most businesses resulting in higher income of approximately $71 million; partially offset by

•	Higher operating costs partially offset by favorable pricing across all businesses, which resulted in lower income of approximately $11 million;

•	Costs of approximately $16 million associated with the decision to close a facility in our landing gear business;

•	Costs related to the acquisition of Microtecnica of approximately $8 million; and

•	Unfavorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $5 million.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the six months ended June 30, 2011 increased from the six months ended June 30, 2010 primarily due to the following:
•	Higher regional, business, and general aviation airplane OE sales of approximately $83 million, primarily in our interiors and aerostructures businesses, including sales associated with the acquisition of DeCrane’s cabin management assets;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $64 million, primarily in our interiors and aerostructures businesses;

•	Higher large commercial airplane OE sales of approximately $38 million, primarily in our aerostructures business; and

•	Higher defense and space OE and aftermarket sales of approximately $26 million, primarily in our aerostructures business.
Nacelles and Interior Systems segment operating income for the six months ended June 30, 2011 increased from the six months ended June 30, 2010 primarily due to the following:
•	Higher sales volume and favorable product mix which resulted in higher income of approximately $73 million, primarily in our aerostructures business; and

•	Favorable pricing, primarily in our aerostructures business, which resulted in higher income of approximately $12 million; partially offset by

•	Lower income of approximately $15 million related to revisions in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2010; and

•	Unfavorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $4 million.
Electronic Systems: Electronic Systems segment sales for the six months ended June 30, 2011 increased from the six months ended June 30, 2010 primarily due to the following:
•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $33 million, primarily in our engine control and electrical power systems business;

•	Higher defense and space OE and aftermarket sales of approximately $30 million, primarily in our ISR and sensors and integrated systems businesses;

•	Higher large commercial airplane OE sales of approximately $11 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses; and

•	Higher regional, business and general aviation airplane OE sales of approximately $5 million, primarily in our sensors and integrated systems business; partially offset by

•	Lower other aerospace and non-aerospace sales of approximately $8 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses.
Electronic Systems segment operating income for the six months ended June 30, 2011 increased from the six months ended June 30, 2010 primarily due to the following:
•	Higher sales volume across most businesses partially offset by unfavorable product mix across all businesses, which resulted in higher income of approximately $17 million; and

•	Higher income of approximately $8 million related to changes in estimates for certain long-term contracts in our ISR business, consisting of favorable changes in estimates of approximately $3 million in the six months ended June 30, 2011 compared to a charge of approximately $5 million in the six months ended June 30, 2010; partially offset by

•	Higher operating costs across all businesses, partially offset by favorable pricing in our sensors and integrated systems and engine control and electrical power systems businesses, which resulted in lower income of approximately $8 million; and

•	Unfavorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $3 million.
LIQUIDITY AND CAPITAL RESOURCES
We currently expect to fund expenditures for capital requirements and other liquidity needs from a combination of cash, internally generated funds and financing arrangements, including our committed revolving credit facility discussed below. We believe that our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments, including our stock repurchase program, and also provide adequate financial flexibility due to our strong balance sheet, lack of any large near-term funding requirements and a committed credit facility with a strong banking group.

The following events have or will affect our liquidity and capital resources during 2011:
•	We repurchased 1 million shares for $84 million under our share repurchase program;

•	We contributed approximately $89 million to our worldwide pension and postretirement benefit plans through June 30, 2011;

•	We paid a quarterly dividend of $0.29 per share on April 1 and July 1;

•	On May 12, 2011, we completed the acquisition of Microtecnica, a leading provider of flight control actuation systems for helicopter, regional and business aircraft, missile actuation, and aircraft thermal and environmental control systems, for $457.1 million, net of cash acquired. Microtecnica is reported in the Actuation and Landing Systems segment; and

•	On May 20, 2011, we entered into a new five-year unsecured committed syndicated revolving credit facility, which permits borrowings up to a maximum of $700 million. In connection with entering into the new facility, we terminated our $500 million unsecured committed syndicated revolving credit facility that otherwise would have expired in May 2012. The new credit facility expires in May 2016.
Cash
At June 30, 2011, we had cash and cash equivalents of $518 million, as compared to $798.9 million at December 31, 2010.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$700 million committed global revolving credit facility that expires in May 2016, of which $622.5 million was available at June 30, 2011; and

•	$75 million of uncommitted domestic working capital facilities of which $52.3 million was available at June 30, 2011 and $178.1 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing and documentary credit requirements, of which $141.8 million was available at June 30, 2011.

Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $213.9 million at June 30, 2011.
Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At June 30, 2011, our contracts had a notional amount of $2,031.7 million, fair value of a $118.9 million net asset and maturity dates ranging from July 2011 to December 2015. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a gain of $38.9 million. During the six months ended June 30, 2011 and 2010, we realized a net gain of $7.9 million and a net loss of $16.9 million, respectively, related to contracts that settled. During the second quarter of 2011 and 2010, we realized a net gain of $6.7 million and a net loss of $11.7 million, respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At June 30, 2011, our contracts had a notional amount of $11 million and a fair value net liability of $1 million. During the six months ended June 30, 2011 and 2010, we realized net gains of $14.2 million and net losses of $32.5 million, respectively, for contracts entered into and settled during those periods. During the second quarter of 2011 and 2010, we realized net gains of $4 million and net losses of $20 million, respectively for contracts entered into and settled during those periods.
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

Contractual Obligations and Other Commercial Commitments
As of June 30, 2011, purchase obligations were approximately $895 million, compared to approximately $811 million at December 31, 2010. In addition, we entered into a contract in the first quarter 2011 whereby we are obligated to make $60 million of participation payments, which will be paid through 2018. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2010 except for a new five-year unsecured committed syndicated revolving credit facility, which permits borrowings up to a maximum of $700 million. In connection with entering into the new facility, the Company terminated its $500 million unsecured committed syndicated revolving credit facility that otherwise would have expired in May 2012. The new credit facility expires in May 2016. The table excludes our liability for unrecognized tax benefits, which was $145.7 million at June 30, 2011, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the six months ended June 30, 2011 and 2010:

	2011	2010	Change
	(Dollars in millions)
Operating activities of continuing operations	$337.6	$253.0	$84.6
Investing activities of continuing operations	$(547.6)	$(114.1)	$(443.5)
Financing activities of continuing operations	$(77.6)	$(68.6)	$(9.0)
Discontinued operations	$(0.2)	$(0.4)	$0.2
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the six months ended June 30, 2011 primarily consisted of higher cash flow from operations and lower pension contributions, partially offset by increased working capital to support our higher sales volume and new program requirements. Pension and postretirement benefit contributions were $88.8 million and $129.8 million for the six months ended June 30, 2011 and 2010, respectively.
Investing Activities of Continuing Operations
Net cash used by investing activities for the six months ended June 30, 2011 and 2010 included capital expenditures of $98 million and $51.6 million, respectively, and net payments made for acquisitions, net of cash acquired, of $448.8 million and $61.6 million, respectively.

Financing Activities of Continuing Operations
The increase in net cash used in financing activities for the six months ended June 30, 2011 was primarily due to higher purchases of our common stock in connection with our share repurchase program and lower proceeds from the issuance of common stock, partially offset by lower dividend payments as the fourth quarter 2010 dividend declared was paid on December 30, 2010 and proceeds from borrowings under our syndicated revolving credit facility.
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
The changes in the carrying amount of environmental remediation obligations for the six months ended June 30, 2011, in millions, are as follows:

Balance at December 31, 2010	$67.7
Accruals and adjustments	3.4
Payments	(2.8)
Foreign currency translation and other	4.2

Balance at June 30, 2011	$72.5

At June 30, 2011 and December 31, 2010, $17 million and $14.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities. At June 30, 2011 and December 31, 2010, $33.8 million and $27.3 million, respectively, was associated with ongoing operations and $38.7 million and $40.4 million, respectively, was associated with previously owned businesses.
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
A summary of the deferred settlement credits activity for the six months ended June 30, 2011, in millions, is as follows:

Balance at December 31, 2010	$48.6
Proceeds from insurance settlements	0.5
Amounts recorded as reduction of costs	(2.7)

Balance at June 30, 2011	$46.4

The current and long-term portions of the deferred settlement credits were as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in millions)
Accrued expenses	$9.1	$5.7
Other non-current liabilities	37.3	42.9

Total	$46.4	$48.6

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
Guarantees
At June 30, 2011, we had letters of credit and bank guarantees of $108.3 million and residual value guarantees of lease obligations of $28.1 million. See Note 10, “Financing Arrangements” to our condensed consolidated financial statements. At June 30, 2011, we were a guarantor on a revolving credit agreement totaling £35 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line with a notional amount of $140.7 million at June 30, 2011. We are indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.
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

Aerostructures Boeing 787 Nacelle Contract
During July 2011, we agreed to a contract modification with Boeing on the 787 contract. The contract modification extended the duration of the contract through 2030 and did not have a material effect on our financial position, results of operations and/or cash flows. Our estimate of original equipment sales on this contract is approximately $9 billion. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.
This program is in the early production phase, with entry into service expected by the end of 2011 followed by rapidly increasing production rates shortly thereafter. For this contract to remain profitable, it will be important that assumptions are realized as currently estimated in our outlook, such as:
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

JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. We were selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of June 30, 2011, we had $20.7 million (net of advances of $8.1 million) of pre-production costs and inventory related to this program.
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
Rohr was examined by the State of California for the tax years ended July 31, 1985, 1986 and 1987. The State of California disallowed certain expenses incurred by one of Rohr’s subsidiaries in connection with the lease of certain tangible property. California’s Franchise Tax Board held that the deductions associated with the leased equipment were non-business deductions. In addition, California audited our amended tax returns filed to reflect the changes resulting from the settlement of the U.S. Tax Court for Rohr’s tax years 1986 to 1997.California issued an assessment based on numerous issues including proper timing of deductions and allowance of tax credits. In October 2010, a comprehensive settlement was reached with the California Tax Board addressing all issues for tax years 1985 through 2001. We recognized a tax benefit of approximately $23 million in the three months ended December 31, 2010.
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At June 30, 2011 and December 31, 2010, the carrying amount of participation payments was $176.1 million and $116.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the six months ended June 30, 2011 or 2010.

Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At June 30, 2011 and December 31, 2010, the carrying amount of sales incentives was $56.8 million and $55.6 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the six months ended June 30, 2011 or 2010.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At June 30, 2011 and December 31, 2010, the carrying amount of sales flight certification costs was $41.8 million and $42.8 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in the six months ended June 30, 2011 or 2010.
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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first six months of 2011 and 2010 was $88.61 and $65.37 per unit, respectively.

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
We generally amortize the actuarial gains and losses for our pension plans over the average future service period of the active participants. However, in 2011, we are amortizing the actuarial gains and losses over the remaining life of the inactive plan participants in our U.S. salaried plan since almost all of the plan participants in that plan are now inactive. Additionally, as of January 1, 2011 we reduced the expected long-term rate of return assumption for the U.S. and U.K. plan assets to 8.25%.

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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB, A320neo and A380, the Boeing 787, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to maintain profitability on the aerostructures 787 OE contract with Boeing;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787, the Airbus A380 and A350 XWB aircraft programs, and major military programs, including the Northrop Grumman Joint STARS re-engining program and the Lockheed Martin F-35 Lightning II;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	the extent to which we are successful in integrating and achieving expected operating synergies for recent and future acquisitions;

•	successful development of products and advanced technologies;

•	the impact of bankruptcies and/or consolidations in the airline industry;

•	the health of the commercial aerospace industry, including the large commercial, regional, business and general aviation aircraft manufacturers;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions and the successful implementation of any announced actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which changes in regulations and/or assumptions result in changes to expenses relating to employee and retiree medical and pension benefits;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental, asbestos and other claims arising out of the divestiture of our tire, vinyl, engineered industrial products and other businesses;

•	the effect of changes in accounting policies or legislation, including tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, interest rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, joint ventures, divestitures, tax audits, litigation and environmental remediation efforts; and

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities.
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
We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations. At June 30, 2011, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by $0.8 million. At June 30, 2011, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $215.4 million. The fair value of these foreign currency forward contracts was an asset of $118.9 million at June 30, 2011. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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

Changes in Internal Control
During our most recent fiscal quarter, we implemented an ERP system at the majority of our sensors and integrated systems businesses as part of our previously disclosed plan for an integrated ERP system across the Company. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended June 30, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
April 2011	7,492	85.97	—
May 2011	21,609	86.41	20,000
June 2011	21,086	85.95	20,000

Total	50,187	86.15	40,000	$479 million

(1)	The category includes 10,187 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was approved by the Board of Directors for $1.1 billion in total. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated February 16, 2011, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on July 22, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
July 22, 2011

GOODRICH CORPORATION
By	/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

By	/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated February 16, 2011, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on July 22, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.