Form 10-Q
period 2011-09-30
GOODRICH CORP
filed 2011-10-27
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 30, 2011, there were 125,203,607 shares of common stock outstanding (excluding 14,000,000 shares held by wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	70
Item 4. Controls and Procedures	70
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	72
Item 1A. Risk Factors	73
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 6. Exhibits	74
SIGNATURE	75
EXHIBIT INDEX	76
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of Goodrich Corporation
We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of September 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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

/s/ Ernst & Young LLP
Charlotte, North Carolina
October 27, 2011

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts)
Sales	$2,032.6	$1,748.0	$5,929.9	$5,160.7
Operating costs and expenses:
Cost of sales	1,372.5	1,206.9	4,067.2	3,584.1
Selling and administrative costs	308.6	280.0	908.0	819.2

	1,681.1	1,486.9	4,975.2	4,403.3

Operating Income	351.5	261.1	954.7	757.4
Interest expense	(35.0)	(34.9)	(104.1)	(102.0)
Interest income	0.2	0.4	0.8	0.8
Other income (expense) — net	(16.7)	(3.6)	(26.7)	(14.4)

Income from continuing operations before income taxes	300.0	223.0	824.7	641.8
Income tax expense	(96.7)	(61.7)	(246.5)	(206.6)

Income From Continuing Operations	203.3	161.3	578.2	435.2
Income from discontinued operations — net of income taxes	—	0.1	—	1.4

Consolidated Net Income	203.3	161.4	578.2	436.6
Net income attributable to noncontrolling interests	(2.2)	(1.2)	(5.7)	(6.2)

Net Income Attributable to Goodrich	$201.1	$160.2	$572.5	$430.4

Amounts Attributable to Goodrich:
Income from continuing operations	$201.1	$160.1	$572.5	$429.0
Income from discontinued operations — net of income taxes	—	0.1	—	1.4

Net Income Attributable to Goodrich	$201.1	$160.2	$572.5	$430.4

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$1.59	$1.26	$4.51	$3.38
Discontinued operations	—	—	—	0.01

Net Income Attributable to Goodrich	$1.59	$1.26	$4.51	$3.39

Diluted Earnings Per Share
Continuing operations	$1.57	$1.25	$4.48	$3.35
Discontinued operations	—	—	—	0.01

Net Income Attributable to Goodrich	$1.57	$1.25	$4.48	$3.36

Dividends Declared Per Common Share	$0.29	$0.27	$0.87	$0.81

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2011	2010
	(Dollars in millions,
	except share amounts)
Current Assets
Cash and cash equivalents	$571.8	$798.9
Accounts and notes receivable, less allowances for doubtful receivables ($17.1 at September 30, 2011 and $16.8 at December 31, 2010)	1,421.0	1,102.7
Inventories — net	2,791.8	2,449.4
Deferred income taxes	166.6	158.3
Prepaid expenses and other assets	60.5	68.1
Income taxes receivable	—	93.7

Total Current Assets	5,011.7	4,671.1

Property, plant and equipment, less accumulated depreciation ($1,937.2 at September 30, 2011 and $1,843.9 at December 31, 2010)	1,552.3	1,521.5
Goodwill	1,993.5	1,762.2
Identifiable intangible assets — net	951.0	675.8
Deferred income taxes	15.9	16.4
Other assets	721.3	624.6

Total Assets	$10,245.7	$9,271.6

Current Liabilities
Short-term debt	$13.3	$4.1
Accounts payable	715.4	514.0
Accrued expenses	1,088.6	1,041.8
Income taxes payable	117.4	2.9
Deferred income taxes	30.0	28.1
Current maturities of long-term debt and capital lease obligations	1.3	1.5

Total Current Liabilities	1,966.0	1,592.4

Long-term debt and capital lease obligations	2,391.7	2,352.8
Pension obligations	512.1	556.7
Postretirement benefits other than pensions	274.1	296.9
Long-term income taxes payable	136.0	150.7
Deferred income taxes	570.9	431.2
Other non-current liabilities	563.3	503.1
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 149,625,568 shares at September 30, 2011 and 148,213,331 shares at December 31, 2010 (excluding 14,000,000 shares held by a wholly owned subsidiary)	748.1	741.1
Additional paid-in capital	1,849.3	1,751.2
Income retained in the business	2,989.3	2,527.2
Accumulated other comprehensive income (loss)	(692.5)	(676.1)
Common stock held in treasury, at cost (24,421,961 shares at September 30, 2011 and 23,259,865 shares at December 31, 2010)	(1,098.2)	(996.5)

Total Shareholders’ Equity	3,796.0	3,346.9
Noncontrolling interests	35.6	40.9

Total Equity	3,831.6	3,387.8

Total Liabilities And Equity	$10,245.7	$9,271.6

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in millions)
Operating Activities
Consolidated net income	$578.2	$436.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(1.4)
Restructuring and consolidation:
Expenses	24.8	0.7
Payments	(7.5)	(5.4)
Pension and postretirement benefits:
Expenses	76.4	135.2
Contributions and benefit payments	(102.3)	(151.2)
Depreciation and amortization	228.7	205.1
Excess tax benefits related to share-based payment arrangements	(13.4)	(15.5)
Share-based compensation expense	77.4	54.2
Deferred income taxes	3.2	(2.0)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(270.1)	(108.9)
Inventories, net of pre-production and excess-over-average	(112.0)	(12.9)
Pre-production and excess-over-average inventories	(178.2)	(73.3)
Other current assets	3.2	(3.4)
Accounts payable	132.9	40.7
Accrued expenses	(14.2)	(19.0)
Income taxes payable/receivable	200.6	78.0
Other assets and liabilities	(42.3)	(52.1)

Net Cash Provided By Operating Activities	585.4	505.4

Investing Activities
Purchases of property, plant and equipment	(177.5)	(99.6)
Proceeds from sale of property, plant and equipment	0.6	0.9
Net payments made for acquisitions, net of cash acquired	(503.3)	(342.6)
Investments in and advances to equity investees	(1.5)	(1.5)

Net Cash Used In Investing Activities	(681.7)	(442.8)

Financing Activities
Increase (decrease) in short-term debt, net	(26.9)	8.9
Proceeds (repayments) of long-term debt and capital lease obligations	30.8	598.2
Proceeds from issuance of common stock	43.2	64.9
Purchases of treasury stock	(101.7)	(86.8)
Dividends paid	(74.1)	(102.6)
Excess tax benefits related to share-based payment arrangements	13.4	15.5
Distributions to noncontrolling interests	(11.0)	(11.9)

Net Cash Provided By (Used In) Financing Activities	(126.3)	486.2

Discontinued Operations
Net cash provided by (used in) operating activities	(0.3)	(0.6)
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	—	—

Net cash provided by (used in) discontinued operations	(0.3)	(0.6)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(7.9)

Net increase (decrease) in cash and cash equivalents	(227.1)	540.3
Cash and cash equivalents at beginning of period	798.9	811.0

Cash and cash equivalents at end of period	$571.8	$1,351.3

See Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Goodrich Merger Agreement with United Technologies Corporation
On September 21, 2011, Goodrich Corporation (the Company) entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will be acquired by UTC in a cash-for-stock transaction (Merger). The Company has agreed to various covenants in the Merger Agreement, including, among other things, to conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the time of the Merger.
At the time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $127.50 in cash, without interest, payable to the holder of such share. All outstanding share-based awards including stock options, restricted stock units and performance units, whether vested or unvested, will be cancelled in exchange for a cash payment in accordance with the Merger Agreement.
The consummation of the Merger is expected to occur in mid-2012 and is subject to the satisfaction or waiver of certain closing conditions, including (1) adoption of the Merger Agreement by the shareholders of the Company, (2) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other consents and approvals required under applicable antitrust laws, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) subject to certain exceptions, the accuracy of representations and warranties of the Company and UTC and (5) the performance or compliance by the Company and UTC with their respective covenants and agreements.
The Company incurred pre-tax merger related costs, primarily investment bankers, legal and other filing fees, of $12 million for the three and nine months ended September 30, 2011. These costs are included in other income (expense) — net in the Company’s condensed consolidated statement of income. In addition, the Company incurred higher share-based compensation costs as a result of the increase in its share price primarily related to the Merger Agreement. See Note 6, “Share-Based Compensation”.
Note 2. Basis of Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to the Company and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be achieved for the twelve months ending

December 31, 2011. Unless otherwise noted, disclosures pertain to the Company’s continuing operations. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three and nine months ended September 30, 2011 and 2010, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended September 30, 2011 and 2010 by $41.6 million and $22.2 million, respectively ($26.3 million and $13.9 million after tax, or $0.21 and $0.11 per diluted share, respectively). The changes in estimates increased income from continuing operations before income taxes during the nine months ended September 30, 2011 and 2010 by $82.9 million and $71 million, respectively ($52.5 million and $44.5 million after tax or $0.41 and $0.35 per diluted share, respectively). These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.
Accrued Expenses. Accrued expenses consisted of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in millions)
Deferred revenue	$339.7	$274.9
Wages, vacations, pensions and other employment costs	305.3	313.2
Warranties	98.5	90.0
Postretirement benefits other than pensions	27.8	29.7
Accrued taxes	41.4	31.1
Foreign currency hedges	14.9	22.5
Other	261.0	280.4

Total	$1,088.6	$1,041.8

Note 3. New Accounting Standards
New Accounting Standards to be Adopted in 2011
In September 2011, accounting guidance was issued that is included in Accounting Standards Codification (ASC) Topic 350, “Intangibles — Goodwill and Other”. This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. The Company intends to adopt this new standard effective with its annual goodwill impairment testing date of November 30 for the year ending December 31, 2011.
New Accounting Standards Not Yet Adopted
In May 2011, accounting guidance was issued that is included in ASC Topic 820, “Fair Value Measurement”. This guidance amends the requirements for measuring fair value and disclosing information about fair value measurements and is effective for the Company on January 1, 2012. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.
In June 2011, accounting guidance was issued that is included in ASC Topic 220, “Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is currently evaluating which option it will utilize to present items of net income and other comprehensive income. This presentation guidance is effective for the Company on January 1, 2012.
Note 4. Business Segment Information
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$733.0	$631.1	$2,154.0	$1,852.3
Nacelles and Interior Systems	705.1	582.7	2,050.3	1,715.9
Electronic Systems	594.5	534.2	1,725.6	1,592.5

	$2,032.6	$1,748.0	$5,929.9	$5,160.7

Intersegment sales:
Actuation and Landing Systems	$14.8	$8.1	$39.6	$22.9
Nacelles and Interior Systems	2.8	2.5	8.8	7.2
Electronic Systems	13.5	8.0	36.0	20.7

	$31.1	$18.6	$84.4	$50.8

Operating income:
Actuation and Landing Systems(1)	$97.1	$79.5	$260.1	$209.4
Nacelles and Interior Systems	191.1	136.8	526.6	407.0
Electronic Systems	104.7	86.3	285.5	252.2

	392.9	302.6	1,072.2	868.6
Corporate general and administrative expenses	(37.3)	(37.9)	(104.9)	(99.5)
ERP costs	(4.1)	(3.6)	(12.6)	(11.7)

Total operating income	$351.5	$261.1	$954.7	$757.4

(1)	Acquisition of Microtecnica S.r.l

On May 12, 2011, the Company acquired Microtecnica S.r.l. and incurred $8.2 million of acquisition-related costs which were reported in selling and administrative costs for the nine months ended September 30, 2011. In addition, total assets for the Actuation and Landing Systems segment increased from $2,239.9 million at December 31, 2010 to $2,982 million at September 30, 2011, primarily related to this acquisition. See Note 10, “Goodwill”.

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

During the three months ended September 30, 2011, the Company incurred $2.6 million of costs related to this closure of which $0.5 million was personnel related and $2.1 million was facility closure and other costs and $2.5 million of these costs were reported in cost of sales and $0.1 million were reported in selling and administrative costs.

During the nine months ended September 30, 2011, the Company incurred $18.2 million of costs related to this closure of which $14.3 million was personnel related and $3.9 million was facility closure and other costs and $13.2 million of these costs were reported in cost of sales and $5 million were reported in selling and administrative costs.

Note 5. Other Income (Expense) — Net
Other Income (Expense) — Net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Merger related expenses(1)	$(12.0)	$—	$(12.0)	$—
Retiree health care expenses related to previously owned businesses	(2.4)	(2.6)	(7.1)	(7.9)
Expenses related to previously owned businesses	(3.2)	(0.9)	(7.7)	(5.2)
Equity in affiliated companies	1.2	(0.4)	1.1	(1.2)
Other — net	(0.3)	0.3	(1.0)	(0.1)

Other income (expense) — net	$(16.7)	$(3.6)	$(26.7)	$(14.4)

(1)	Expenses related to the Merger Agreement. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation”.
Note 6. Share-Based Compensation
During the three and nine months ended September 30, 2011 and 2010, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The compensation cost recorded for share-based compensation plans during the three months ended September 30, 2011 and 2010 was $30.9 million and $21 million, respectively. The increase from 2010 to 2011 was primarily due to increases in the Company’s share price for the performance units and Outside Director Phantom Share Plans and a higher grant date fair value for the restricted stock units and stock options.
The compensation cost recorded for share-based compensation plans during the nine months ended September 30, 2011 and 2010 was $77.4 million and $54.2 million, respectively. The increase from 2010 to 2011 was primarily due to increases in the Company’s share price for the performance units and Outside Director Phantom Share Plan and a higher grant date fair value for the restricted stock units and stock options.
The significant increase in the Company’s share price was primarily related to the Merger Agreement entered into by the Company with UTC. This increase in the share price resulted in approximately $15 million of additional compensation cost during the three and nine months ended September 30, 2011. The Company has updated its liability for its performance units utilizing its best estimate of the expected amounts to be paid out under the performance unit plans. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation”.

Note 7. Earnings Per Share
The computation of basic and diluted earnings per share (EPS) for income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per common share — income from continuing operations attributable to Goodrich	$201.1	$160.1	$572.5	$429.0
Percentage allocated to common shareholders (1)	98.6%	98.6%	98.6%	98.6%

Numerator for basic and diluted earnings per common share	$198.4	$157.8	$564.6	$423.0

Denominator
Denominator for basic earnings per common share — weighted-average shares	125.1	125.3	125.1	125.2
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.0	1.1	1.0	1.2

Denominator for diluted earnings per common share — adjusted weighted-average shares and assumed conversion	126.1	126.4	126.1	126.4

Per common share income from continuing operations
Basic	$1.59	$1.26	$4.51	$3.38

Diluted	$1.57	$1.25	$4.48	$3.35

________________

(1) Basic weighted-average common shares outstanding	125.1	125.3	125.1	125.2
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	126.9	127.1	126.9	127.0

Percentage allocated to common shareholders	98.6%	98.6%	98.6%	98.6%
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
At September 30, 2011 and 2010, the Company had 3.3 million and 3.9 million, respectively, of outstanding stock options. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. For the nine months ended September 30, 2011 and 2010, 0.7 million anti-dilutive stock options were excluded from the diluted EPS calculation.
During the nine months ended September 30, 2011 and 2010, the Company issued 1.4 million and 2.3 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.
The Company’s share repurchase program was approved by the Board of Directors for $1.1 billion in total. During the nine months ended September 30, 2011 and 2010, the Company repurchased 1 million and 1.1 million shares, respectively. From inception of the program through September 30, 2011, the Company has repurchased 9.8 million shares for approximately $621 million under its share repurchase program.

Note 8. Fair Value Measurements
The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were, in millions, as follows:

	Fair Value				Fair Value
	September 30,				December 31,
	2011	Level 1	Level 2	Level 3	2010	Level 1	Level 2	Level 3
Cash Equivalents (1)	$—	$—	$—	$—	$596.2	$596.2	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	(0.3)	—	(0.3)	—	30.6	—	30.6	—
Other Forward Contracts	(0.7)	—	(0.7)	—	(0.2)	—	(0.2)	—
Rabbi Trust Assets (3)	53.2	53.2	—	—	55.3	55.3	—	—
Long-term debt (4)	(2,861.4)	—	(2,861.4)	—	(2,531.8)	—	(2,531.8)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 18, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,369.7 million and $2,339.6 million at September 30, 2011 and December 31, 2010, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

Note 9. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in millions)
Average or actual cost (which approximates current costs):
Finished products	$230.2	$224.4
In-process	2,268.1	1,866.1
Raw materials and supplies	761.4	692.8

	3,259.7	2,783.3
Less:
Reserve to reduce certain inventories to LIFO basis	(54.1)	(52.7)
Progress payments and advances	(413.8)	(281.2)

Total	$2,791.8	$2,449.4

In-process inventory included $1,434.3 million and $1,154.2 million at September 30, 2011 and December 31, 2010, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The September 30, 2011 balance of $1,434.3 million included $700.4 million related to the Boeing 787, $284.8 million related to the Airbus A350 XWB and $267.4 million related to the Pratt and Whitney PurePower® PW 1000G engine contracts.
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

Note 10. Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Business	Translation/	September 30,
	2010	Combinations	Other	2011
		(Dollars in millions)
Actuation and Landing Systems(1)	$327.7	$213.1	$(13.6)	$527.2
Nacelles and Interior Systems(2)	591.6	34.0	(0.4)	625.2
Electronic Systems	842.9	—	(1.8)	841.1

	$1,762.2	$247.1	$(15.8)	$1,993.5

(1)	On May 12, 2011, the Company acquired Microtecnica S.r.l. for $457.1 million in cash, net of cash acquired. Based on the Company’s preliminary purchase price allocation, $312.4 million was identifiable intangible assets primarily related to customer relationships, $213.1 million was goodwill and $106.4 million was net deferred tax liabilities primarily related to the intangible assets. The fair value of the intangible assets will be amortized over a weighted-average useful life of 27 years. Goodwill primarily represents the expected value from combining Microtecnica’s expertise in flight controls with the Company’s flight control actuation business. The goodwill related to the Microtecnica acquisition is not deductible for tax purposes. The final purchase price allocation will be based on information that provides a better estimate of the fair value of assets acquired and liabilities assumed.

(2)	On September 22, 2010, the Company acquired the cabin management assets of DeCrane Holdings Co. In the three months ended March 31, 2011, the Company finalized the purchase price which resulted in a decrease in goodwill.

On September 30, 2011, the Company acquired Winslow Marine Products Corporation (Winslow) for $49.5 million in cash, net of cash acquired. Based on the Company’s preliminary purchase price allocation, $19.9 million was identifiable intangible assets and $36.9 million was goodwill. The fair value of the intangible assets will be amortized over a weighted-average useful life of 20 years. The final purchase price allocation will be based on information that provides a better estimate of the fair value of assets acquired and liabilities assumed.
Note 11. Financing Arrangements
In May 2011, the Company entered into a new five-year unsecured committed syndicated revolving credit facility, which permits borrowings up to a maximum of $700 million. In connection with entering into the new facility, the Company terminated its $500 million unsecured committed syndicated revolving credit facility that otherwise would have expired in May 2012. The new credit facility expires in May 2016. Interest rates under the new facility vary depending upon:
•	The amount borrowed;

•	The Company’s public debt rating by Standard & Poor’s, Moody’s and Fitch; and

•	At the Company’s option, rates tied to the agent bank’s prime rate or, for U.S. Dollar and Great Britain Pounds Sterling borrowings, the London Interbank Offered Rate and for Euro borrowings, the Euro Interbank Offered Rate.
At September 30, 2011, there were $29.8 million in borrowings and $37.7 million in letters of credit outstanding under the facility. At December 31, 2010, there were no borrowings and $62.5 million in letters of credit outstanding under the facility. In order to be eligible to borrow under the facility, the Company must be in compliance with a maximum leverage ratio covenant and other standard covenants. The Company is currently in compliance with all covenants. At September 30, 2011, the Company had borrowing capacity under this facility of $632.5 million, after reductions for borrowings and letters of credit outstanding under the facility.
At September 30, 2011, the Company also maintained $75 million of uncommitted U.S. working capital facilities and $155.3 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At September 30, 2011 and December 31, 2010, there were $13.3 million and $4.1 million, respectively, in borrowings and $26.8 million in letters of credit and bank guarantees outstanding under these facilities as of September 30, 2011. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.
At September 30, 2011, the Company had letters of credit and bank guarantees of $107.5 million, inclusive of letters of credit outstanding under the Company’s syndicated revolving credit facility, uncommitted U.S. working capital facilities and uncommitted and committed foreign working capital facilities, as discussed above.
Long-term Debt
Long-term debt and capital lease obligations, excluding current maturities, consisted of:

	September 30,	December 31,
	2011	2010
	(Dollars in millions)
Medium-term notes payable (interest rates from 6.8% to 8.7%)	$398.9	$398.9
6.29% senior notes, maturing in 2016	294.4	295.0
6.125% senior notes, maturing in 2019	298.3	298.1
4.875% senior notes, maturing in 2020	299.4	299.4
3.6% senior notes, maturing in 2021	598.9	598.8
6.80% senior notes, maturing in 2036	234.3	233.7
7.0% senior notes, maturing in 2038	199.2	199.2
Other debt, maturing through 2020 (interest rates from 0.2% to 2.6%)	46.3	16.5

	2,369.7	2,339.6
Capital lease obligations	22.0	13.2

Total	$2,391.7	$2,352.8

Lease Commitments
The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $225.1 million at September 30, 2011.
Note 12. Pensions and Postretirement Benefits Other Than Pensions
Pensions
The following table sets forth the components of net periodic benefit cost (income) and the weighted-average assumptions used to determine the net periodic benefit cost (income). The net periodic benefit cost for divested or discontinued operations retained by the Company is included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
			(Dollars in millions)
Service cost	$12.4	$11.6	$4.3	$3.9	$1.9	$1.2
Interest cost	42.8	42.1	10.5	9.7	2.1	1.8
Expected return on plan assets	(52.5)	(46.9)	(15.4)	(13.2)	(2.1)	(1.7)
Amortization of prior service cost	1.5	1.8	(0.1)	(0.1)	0.1	—
Amortization of actuarial loss	15.3	29.2	—	0.7	0.7	0.3

Gross periodic benefit cost (income)	19.5	37.8	(0.7)	1.0	2.7	1.6
Settlement loss	0.2	—	—	—	—	—
Curtailment loss	—	—	—	0.1	—	—

Net periodic benefit cost (income)	$19.7	$37.8	$(0.7)	$1.1	$2.7	$1.6

	U.S. Plans		U.K. Plans		Other Plans
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
			(Dollars in millions)
Service cost	$36.8	$34.7	$12.9	$11.6	$5.6	$3.6
Interest cost	128.4	126.4	31.7	29.0	6.4	5.3
Expected return on plan assets	(157.2)	(140.7)	(46.3)	(39.1)	(6.4)	(5.2)
Amortization of prior service cost	4.5	5.3	(0.4)	(0.4)	0.3	0.1
Amortization of actuarial loss	44.1	87.6	—	2.0	2.0	1.1

Gross periodic benefit cost (income)	56.6	113.3	(2.1)	3.1	7.9	4.9
Settlement loss	0.4	—	—	—	—	—
Curtailment loss(1)	1.4	—	—	0.1	—	—

Net periodic benefit cost (income)	$58.4	$113.3	$(2.1)	$3.2	$7.9	$4.9

Termination benefit charge(1)	$4.0	$—	$0.7	$—	$—	$—

(1)	Due to the approval of a plan to close a U.S. facility, pension assumptions were reevaluated on June 7, 2011 for the remeasurement of a U.S. Wage Plan covering certain union employees. See Note 4, “Business Segment Information”. The facility closure resulted in a curtailment loss of $1.4 million and a contractual termination benefit charge of $4 million.

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	Three and Nine Months		Three and Nine Months		Three and Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,
	2011	2010	2011	2010	2011	2010
Discount rate 1/1 – 6/6	5.67%	5.90%	5.81%	5.88%	5.20%	5.75%
Discount rate 6/7 – 9/30	5.63%	5.90%	5.81%	5.88%	5.20%	5.75%
Expected long-term rate of return on assets	8.25%	8.75%	8.25%	8.50%	8.08%	8.32%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.42%	3.38%
The Company generally amortizes the actuarial gains and losses for its pension plans over the average future service period of the active participants. However, beginning in 2011, the Company is amortizing the actuarial losses in its U.S. salaried plan over the remaining life of the inactive plan participants since almost all of the plan participants are now inactive resulting in a reduction in the amortization of actuarial losses in 2011.
Postretirement Benefits Other Than Pensions
The following table sets forth the components of net periodic postretirement benefit cost other than pensions. Other postretirement benefits related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Dollars in millions)
Service cost	$0.3	$0.2	$0.8	$0.8
Interest cost	3.9	4.4	11.8	13.1
Amortization of prior service cost	(0.1)	—	(0.4)	(0.1)
Amortization of actuarial (gain) loss	—	—	—	—

Net periodic benefit cost	$4.1	$4.6	$12.2	$13.8

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three and Nine Months Ended September 30,
	2011	2010
Discount rate	5.29%	5.55%
Healthcare trend rate	7.5% in 2011 to 5% in 2017	7.3% in 2010 to 5% in 2015

Note 13. Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Dollars in millions)
Net income attributable to Goodrich	$201.1	$160.2	$572.5	$430.4
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(140.1)	97.2	(57.0)	(30.8)
Pension/OPEB liability adjustments during the period, net of tax for the three and nine months ended September 30, 2011 of ($7.9) and ($35.9), respectively; net of tax for the three and nine months ended September 30, 2010 of ($11.7) and ($37.5), respectively	15.0	19.7	61.0	64.7
Gain (loss) on cash flow hedges, net of tax for the three and nine months ended September 30, 2011 of $35.7 and $6.0, respectively; net of tax for the three and nine months ended September 30, 2010 of ($37.7) and $6.6, respectively	(82.4)	75.9	(20.4)	(12.6)

Total comprehensive income (loss)	$(6.4)	$353.0	$556.1	$451.7

Accumulated other comprehensive income (loss) consisted of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains, net of deferred taxes of ($1.7) and ($1.7), respectively (1)	$82.6	$139.6
Pension/OPEB liability adjustments, net of deferred taxes of $459.2 and $495.1, respectively	(770.5)	(831.5)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of $1.4 and ($4.6), respectively	(4.6)	15.8

TOTAL	$(692.5)	$(676.1)

(1)	No other income taxes are provided on foreign currency translation gains (losses) for comprehensive income (loss) and accumulated other comprehensive income (loss) as foreign earnings are considered permanently invested.
Note 14. Noncontrolling Interests
The changes in the Company’s noncontrolling interests were as follows:

	Nine months ended
	September 30,
	2011	2010
	(Dollars in millions)
Balance at January 1	$40.9	$46.6
Distributions to noncontrolling interests	(11.0)	(11.9)
Comprehensive income:
Net income attributable to noncontrolling interests	5.7	6.2
Other comprehensive income, net of tax	—	—

Comprehensive income	5.7	6.2

Balance at September 30	$35.6	$40.9

Note 15. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2011 was 32.2%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 2 percentage points, foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 4 percentage points, state income taxes (net of related federal tax benefit) which increased the effective tax rate by approximately 1 percentage point and adjustments to reserves for tax contingencies, including interest thereon (net of related tax benefit), which increased the effective tax rate by approximately 2 percentage points.
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
For the nine months ended September 30, 2011, the Company reported an effective tax rate of 29.9%, including a tax settlement with the IRS for the remaining unresolved issue for tax years prior to 2000 which reduced the effective tax rate by approximately 3 percentage points. For the nine months ended September 30, 2010, the Company reported an effective tax rate of 32.2%, including a charge of approximately $10 million due to the enactment of health care reform legislation in the U.S., which increased the effective tax rate by approximately 2 percentage points and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 3 percentage points.
At September 30, 2011, the Company had $151 million of unrecognized tax benefits; however, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $203.7 million. The difference relates to the impact of indirect effects including the federal benefit of state taxes and interest and penalties net of any related federal benefit as well as temporary differences which do not affect the effective tax rate. The Company recorded interest and penalties related to unrecognized tax benefits in income tax expense.

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
The changes in the carrying amount of environmental liabilities for the nine months ended September 30, 2011, in millions, are as follows:

Balance at December 31, 2010	$67.7
Accruals and adjustments	4.7
Payments	(4.6)
Foreign currency translation and other	3.6

Balance at September 30, 2011	$71.4

At September 30, 2011 and December 31, 2010, $14 million and $14.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At September 30, 2011 and December 31, 2010, $33.8 million and $27.3 million, respectively, was associated with ongoing operations and $37.6 million and $40.4 million, respectively, was associated with previously owned businesses.
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
A summary of the deferred settlement credits activity for the nine months ended September 30, 2011, in millions, is as follows:

Balance at December 31, 2010	$48.6
Proceeds from insurance settlements	0.5
Amounts recorded as reduction of costs	(4.4)

Balance at September 30, 2011	$44.7

The current and long-term portions of the deferred settlement credits were as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in millions)
Accrued expenses	$6.6	$5.7
Other non-current liabilities	38.1	42.9

Total	$44.7	$48.6

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
Aerostructures Boeing 787 Nacelle Contract
During July 2011, the Company agreed to a contract modification with Boeing on the 787 contract. The contract modification extended the duration of the contract through 2030 and did not have a material effect on the Company’s financial position, results of operations and/or cash flows. The Company’s latest outlook estimates original equipment sales in excess of $9 billion for this contract. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.

This program is in the early production phase, with its entry into service in 2011 followed by rapidly increasing production rates shortly thereafter. For this contract to remain profitable, it will be important that assumptions are realized as currently estimated in the Company’s outlook, such as:
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
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of September 30, 2011, the Company had $17.8 million (net of advances of $8.8 million) of pre-production costs and inventory related to this program.
Future program funding remains uncertain and there can be no assurance of such funding. If the program were to be cancelled, the Company would recognize an impairment.

Tax
The Company is continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. See Note 15, “Income Taxes”, for additional detail.
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
Note 17. Guarantees
The Company extends financial and product performance guarantees to third parties. At September 30, 2011, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum	Carrying
	Potential	Amount of
	Payment	Liability
	(Dollars in millions)
Environmental remediation and other indemnifications (Note 16, “Contingencies”)	No Limit	$15.6
Guarantees of residual value on leases	$28.1	$—
Guarantees of JV debt and other financial instruments	$42.1	$—
The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.

The Company is guarantor on a revolving credit agreement totaling £35 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line with a notional amount of $155.7 million and a fair value asset of $1 million at September 30, 2011. The Company is indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.
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
The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2011, in millions, are as follows:

Balance at December 31, 2010	$148.5
Net provisions for warranties issued during the period	39.7
Net change to warranties existing at the beginning of the year	1.6
Payments	(36.1)
Foreign currency translation and other	4.9

Balance at September 30, 2011	$158.6

The current and long-term portions of service and product warranties were as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in millions)
Accrued expenses	$98.5	$90.0
Other non-current liabilities	60.1	58.5

Total	$158.6	$148.5

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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in Accumulated Other Comprehensive Income (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The notional value of the forward contracts at September 30, 2011 and December 31, 2010 was $2,086.4 million and $2,286.5 million, respectively. As of September 30, 2011 and December 31, 2010, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	September 30,	December 31,
	2011	2010
	(Dollars in millions)
Prepaid expenses and other assets	$14.8	$20.3
Other assets	22.2	44.6
Accrued expenses	15.1	22.7
Other non-current liabilities	22.2	11.6
The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax for the three and nine months ended September 30, 2011 of $35.7 and $6.0, respectively; net of tax for the three and nine months ended September 30, 2010 of $(37.7) and $6.6, respectively	$(82.4)	$75.9	$(20.4)	$(12.6)
Amount of gain/(loss) reclassified from AOCI into earnings	$5.4	$(9.9)	$13.3	$(26.8)
The total fair value of the Company’s forward contracts of a $0.3 million net liability (before deferred taxes of $0.1 million) at September 30, 2011, combined with $1.8 million of losses on previously matured hedges of intercompany sales and gains from forward contracts terminated prior to the original maturity dates, is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of September 2011, the portion of the net $0.3 million liability that would be reclassified into earnings to offset the effect of the hedged item in the next 12 months is a loss of $0.3 million. These forward contracts mature on a monthly basis with maturity dates that range from October 2011 to September 2016. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three and nine months ended September 30, 2011 and 2010.

Fair Value Hedges
The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes is adjusted to reflect the fair values of the interest rate swaps. At September 30, 2011 and December 31, 2010, the Company had no outstanding interest rate swaps. Previously terminated swaps are amortized over the life of the underlying debt and recorded as a reduction to interest expense.
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
During the three months ended September 30, 2011, the Company recorded a transaction gain on its net monetary assets of $19.7 million, which was offset by losses on the other forward contracts described above of $23.2 million. During the three months ended September 30, 2010, the Company recorded a transaction loss on its monetary assets of $23.6 million, which was partially offset by gains on the other forward contracts described above of $16 million.
During the nine months ended September 30, 2011, the Company recorded a transaction loss on its net monetary assets of $3.4 million, in addition to losses on the other forward contracts described above of $9 million. During the nine months ended September 30, 2010, the Company recorded a transaction gain on its monetary assets of $15.7 million, which was partially offset by losses on the other forward contracts described above of $16.5 million.
Note 19. Subsequent Event
On October 13, 2011, the Company and a customer reached agreements on previously unresolved product pricing, ongoing product pricing and reimbursement of certain non-recurring costs. The Company expects to recognize approximately $35 million of pre-tax income and cash flow related to these agreements in its consolidated statements of income and cash flows for the three months ended December 31, 2011.

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
On September 21, 2011 we entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will be acquired by UTC in a cash-for-stock transaction (Merger). We have agreed to various covenants in the Merger Agreement, including, among other things, to conduct our business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the time of the Merger. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” to our condensed consolidated financial statements.
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

Third Quarter 2011 Sales Content by Market Channel
During the third quarter 2011, approximately 96% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	16%
Boeing Commercial OE	12%
Regional, Business and General Aviation Airplane OE	8%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	36%

Large Commercial Airplane Aftermarket	24%
Regional, Business and General Aviation Airplane Aftermarket	6%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	30%

Total Defense and Space	30%

Other	4%

Total	100%

Results of Operations — Third Quarter 2011 as Compared to Third Quarter 2010

	Third Quarter		Favorable / (Unfavorable)
	2011	2010	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$2,032.6	$1,748.0	$284.6	16.3

Segment operating income (1)	$392.9	$302.6	$90.3	29.8
Corporate general and administrative costs	(41.4)	(41.5)	0.1	0.2

Total operating income	351.5	261.1	90.4	34.6
Net interest expense	(34.8)	(34.5)	(0.3)	(0.9)
Other income (expense) — net	(16.7)	(3.6)	(13.1)	(363.9)

Income from continuing operations before income taxes	300.0	223.0	77.0	34.5
Income tax expense	(96.7)	(61.7)	(35.0)	(56.7)

Income from continuing operations	203.3	161.3	42.0	26.0
Income from discontinued operations	—	0.1	(0.1)	(100.0)

Consolidated net income	203.3	161.4	41.9	26.0
Net income attributable to noncontrolling interests	(2.2)	(1.2)	(1.0)	(83.3)

Net income attributable to Goodrich	$201.1	$160.2	$40.9	25.5

Effective tax rate	32.2%	27.7%

Diluted EPS:
Continuing operations	$1.57	$1.25	$0.32	25.6

Net income attributable to Goodrich	$1.57	$1.25	$0.32	25.6

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 4, “Business Segment Information” to our condensed consolidated financial statements.

Sales
The sales increase in the third quarter 2011 as compared to the third quarter 2010 was primarily driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately $104 million, or 23%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately $49 million, or 47%, including sales associated with the DeCrane Holdings Co. (DeCrane) acquisition in September 2010 and the Microtecnica S.r.l. (Microtecnica) acquisition in May 2011;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately $69 million, or 13%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $49 million, or 9%, including sales associated with the Microtecnica acquisition.
Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs were consistent with the prior year with higher share-based compensation costs, primarily due to the announcement of the Merger Agreement with UTC as discussed below, offset by lower medical costs and lower pension expense.
Other income (expense) — net
Other income (expense) — net increased primarily due to merger related expenses incurred in 2011 as discussed below.

Income from continuing operations
In addition to the items described above, income from continuing operations during the third quarter 2011 as compared to the third quarter 2010 was impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Changes in estimates on long-term contracts	$19.4	$12.3	$0.10

Lower pension and postretirement benefits expense	$17.9	$11.3	$0.09

Higher effective tax rate	$—	$(13.5)	$(0.11)

Merger related expenses	$(12.0)	$(7.6)	$(0.06)

Higher share-based compensation	$(9.9)	$(6.3)	$(0.05)

Changes in estimates on long-term contracts
During the third quarter 2011 and 2010, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses. These changes in estimates resulted in higher after-tax income of $12.3 million in the third quarter 2011 compared to the third quarter of 2010. These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.
Lower pension and postretirement benefits expense
The decrease in pension and postretirement benefits expense was primarily the result of actuarial changes, including the change in the amortization period for gains and losses for our U.S. salaried plan; the benefit of $300 million in incremental contributions that were made in 2010 and favorable returns on our plan assets in 2010.
Higher effective tax rate
For the third quarter 2011, we reported an effective tax rate of 32.2% as compared to 27.7% for the third quarter 2010. The increase in the effective tax rate was primarily attributable to a tax benefit recorded in 2010 that related to the favorable resolution of U.S. federal tax legislation uncertainties existing at the acquisition date of CTG which reduced the effective tax rate by approximately 4 percentage points.
Our effective tax rate for the third quarter 2010 was not reduced for the benefit of the U.S. Research and Development Credit (R&D Credit) because the federal statute authorizing the R&D Credit had not been extended until the fourth quarter of 2010. We estimate that the effective tax rate at September 30, 2010 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.

Merger related expenses
During the third quarter 2011, we incurred $12 million of costs related to the announced Merger Agreement with UTC, primarily investment bankers, legal and other filing fees. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” to our condensed consolidated financial statements.
Higher share-based compensation
The increase in share-based compensation was primarily due to the impact of the favorable change in our share price for awards paid in cash and by a higher grant date fair value for our restricted stock units and stock options. The significant increase in our share price was primarily related to the Merger Agreement entered into by us with UTC. This increase in the share price resulted in approximately $15 million of additional compensation cost during the third quarter of 2011. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” and Note 6, “Share-Based Compensation” to our condensed consolidated financial statements.
Nine Months Ended September 30, 2011 Sales Content by Market Channel
During the nine months ended September 30, 2011, approximately 96% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	10%
Regional, Business and General Aviation Airplane OE	8%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	35%

Large Commercial Airplane Aftermarket	24%
Regional, Business and General Aviation Airplane Aftermarket	7%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	31%

Total Defense and Space	30%

Other	4%

Total	100%

Results of Operations — Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

	Nine Months Ended
	September 30,		Favorable / (Unfavorable)
	2011	2010	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$5,929.9	$5,160.7	$769.2	14.9

Segment operating income (1)	$1,072.2	$868.6	$203.6	23.4
Corporate general and administrative costs	(117.5)	(111.2)	(6.3)	(5.7)

Total operating income	954.7	757.4	197.3	26.0
Net interest expense	(103.3)	(101.2)	(2.1)	(2.1)
Other income (expense) — net	(26.7)	(14.4)	(12.3)	(85.4)

Income from continuing operations before income taxes	824.7	641.8	182.9	28.5
Income tax expense	(246.5)	(206.6)	(39.9)	(19.3)

Income from continuing operations	578.2	435.2	143.0	32.9
Income from discontinued operations	—	1.4	(1.4)	(100.0)

Consolidated net income	578.2	436.6	141.6	32.4
Net income attributable to noncontrolling interests	(5.7)	(6.2)	0.5	8.1

Net income attributable to Goodrich	$572.5	$430.4	$142.1	33.0

Effective tax rate	29.9%	32.2%

Diluted EPS:
Continuing operations	$4.48	$3.35	$1.13	33.7

Net income attributable to Goodrich	$4.48	$3.36	$1.12	33.3

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 4, “Business Segment Information” to our condensed consolidated financial statements.
Sales
The sales increase in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was driven by changes in each of our major market channels as follows:
•	Large commercial airplane original equipment sales increased by approximately $208 million, or 15%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately $157 million, or 53%, including sales associated with the DeCrane and Microtecnica acquisitions;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately $215 million, or 14%; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $158 million, or 10%, including sales associated with the Microtecnica acquisition.

Segment operating income
See discussion in the “Business Segment Performance” section.
Corporate general and administrative costs
Corporate general and administrative costs increased primarily due to higher share-based compensation expense as discussed below, partially offset by favorable foreign exchange.
Net interest expense
Net interest expense increased primarily as a result of higher borrowings in the nine months ending September 30, 2011 as compared to the nine months ending September 30, 2010.
Other income (expense) — net
Other income (expense) — net increased primarily due to higher merger related expenses as discussed below.
Income from continuing operations
In addition to the items described above, income from continuing operations during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was also impacted by the following items:

	Increase (Decrease)
	Before	After	Diluted
	Tax	Tax	EPS
	(Dollars in millions, except diluted EPS)
Lower pension and postretirement benefits expense	$58.8	$37.2	$0.29

Lower effective tax rate	$—	$19.0	$0.15

Changes in estimates on long-term contracts	$11.9	$7.5	$0.06

Higher share-based compensation	$(23.2)	$(14.7)	$(0.11)

Landing gear plant closure costs	$(18.2)	$(11.5)	$(0.09)

Microtecnica acquisition-related costs	$(8.2)	$(8.2)	$(0.06)

Merger related expenses	$(12.0)	$(7.6)	$(0.06)

Lower pension and postretirement benefits expense
The decrease in pension and postretirement benefits expense was primarily the result of actuarial changes, including the change in the amortization period for gains and losses for our U.S. salaried plan; the benefit of $300 million in incremental contributions that were made in 2010 and favorable returns on our plan assets in 2010.

Lower effective tax rate
For the nine months ended September 30, 2011, we reported an effective tax rate of 29.9% as compared to 32.2% for the nine months ended September 30, 2010. The decrease in the effective tax rate was primarily due to a tax settlement with the IRS for the remaining unresolved issues for tax years prior to 2000 which reduced the effective tax rate for the nine months ended September 30, 2011 by approximately 3 percentage points.
Our effective tax rate during the nine months ended September 30, 2010 was not reduced for the benefit of the R&D Credit because the federal statute authorizing the R&D Credit had not been extended until the fourth quarter of 2010. We estimate that the effective tax rate at September 30, 2010 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.
Changes in estimates on long-term contracts
During the nine months ended September 30, 2011 and 2010, we revised estimates on certain of our long-term contracts, primarily in our aerostructures and aircraft wheels and brakes businesses, which resulted in higher after-tax income of $7.5 million in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.
Higher share-based compensation
The increase in share-based compensation was primarily due to the impact of the favorable change in our share price for awards paid in cash and by a higher grant date fair value for our restricted stock units and stock options. The significant increase in our share price was primarily related to the Merger Agreement entered into by us with UTC. This increase in the share price resulted in approximately $15 million of additional compensation cost during the nine months ended September 30, 2011. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” and Note 6, “Share-Based Compensation” to our condensed consolidated financial statements.
Landing gear plant closure costs
During the nine months ended September 30, 2011, we incurred $18.2 million of costs related to the announced closure of a facility in our landing gear business due to declining program volumes. We will close the facility and incur substantially all of the costs by the end of 2012. See Note 4, “Business Segment Information” to our condensed consolidated financial statements.

Microtecnica acquisition-related costs
During the nine months ended September 30, 2011, we acquired Microtecnica and incurred $8.2 million of acquisition-related costs, including foreign currency costs associated with pre-positioning cash to execute the acquisition.
Merger related expenses
During the nine months ended September 30, 2011, we incurred $12 million of costs related to the announced Merger Agreement with UTC, primarily investment bankers, legal and other filing fees. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” to our condensed consolidated financial statements.
2011 OUTLOOK
We have revised our 2011 outlook and expect the following approximate results for the year ending December 31, 2011:

	2011 Outlook	2010 Actual
Sales	$8.1 billion	$7 billion
Diluted EPS — Net Income Attributable to Goodrich	$5.90 to $6.00 per share	$4.51 per share
Capital Expenditures	$300 million to $350 million	$222.3 million
Operating Cash Flow minus Capital Expenditures	Exceed 85% of net income attributable to Goodrich	50% of net income attributable to Goodrich
Our full year 2011 sales outlook is unchanged at approximately $8.1 billion. Organic growth is expected to be approximately 13%. Our outlook for 2011 net income attributable to Goodrich per diluted share has been revised to a range of $5.90 to $6.00.
Due to the Merger Agreement entered into with UTC, our 2011 outlook now includes lower pre-tax income of $30 million, $19 million after-tax or $0.15 per diluted share, consisting of $14 million of transaction-related costs for third party fees as well as $16 million of increased share-based compensation expenses related to the increased share price.

Our 2011 outlook also includes the following, which are largely unchanged from our previous outlook:
•	Costs related to the decision to close a facility in our landing gear business by the end of 2012 of approximately $23 million, $14 million after tax or $0.11 per diluted share;

•	Costs of approximately $8 million, or $0.06 per diluted share, associated with the Microtecnica acquisition;

•	Pre-tax income of approximately $35 million related to agreements reached with a customer for previously unresolved and ongoing pricing and reimbursement of certain non-recurring costs;

•	Lower worldwide pension expense of approximately $78 million, $49 million after tax or $0.39 per diluted share. For 2011, we expect total worldwide pension expense of approximately $84 million, compared to $162 million in 2010; and

•	A full-year effective tax rate of approximately 30 percent for 2011.
Sales
Our current market assumptions for each of our major market channels for the full year 2011 outlook compared to 2010 include the following:
•	Large commercial airplane original equipment sales are expected to increase by more than 15%. This outlook assumes all announced production rate increases are implemented and Boeing 787 and 747-8 deliveries are consistent with the latest schedule announced by Boeing;

•	Regional, business and general aviation airplane original equipment sales are expected to grow approximately 40%, of which approximately 20% is organic growth;

•	Large commercial, regional, business and general aviation airplane aftermarket sales are expected to increase approximately 13%, of which approximately 12% is organic growth; and

•	Defense and space sales of both original equipment and aftermarket products and services are expected to increase approximately 13% to 15%, including sales associated with the Microtecnica acquisition. Organic growth is expected to be approximately 9% to 10%.

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
We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to the reporting segments. The company-wide ERP costs that were not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for our condensed consolidated financial statements. For a reconciliation of total segment operating income to total operating income, see Note 4, “Business Segment Information” to our condensed consolidated financial statements.

Third Quarter 2011 Compared with Third Quarter 2010

	Third Quarter		Increase/	%	% of Sales
	2011	2010	(Decrease)	Change	2011	2010
		(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$733.0	$631.1	$101.9	16.1
Nacelles and Interior Systems	705.1	582.7	122.4	21.0
Electronic Systems	594.5	534.2	60.3	11.3

	$2,032.6	$1,748.0	$284.6	16.3

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$97.1	$79.5	$17.6	22.1	13.2	12.6
Nacelles and Interior Systems	191.1	136.8	54.3	39.7	27.1	23.5
Electronic Systems	104.7	86.3	18.4	21.3	17.6	16.2

	$392.9	$302.6	$90.3	29.8	19.3	17.3

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the third quarter 2011 increased from the third quarter 2010 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $40 million, primarily in our landing gear and actuation systems businesses;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $33 million, primarily in our aircraft wheels and brakes business;

•	Higher other aerospace and non-aerospace sales of approximately $22 million, primarily in our actuation systems and engine components businesses; and

•	Higher regional, business and general aviation airplane OE sales of approximately $9 million, primarily in our actuation systems business, including incremental sales associated with the Microtecnica acquisition.
Actuation and Landing Systems segment operating income for the third quarter 2011 increased from the third quarter 2010 primarily as a result of the following:
•	Higher sales volume and favorable product mix across most businesses resulting in higher income of approximately $8 million;

•	Favorable pricing partially offset by higher operating costs across most businesses, which resulted in higher income of approximately $8 million; and

•	Favorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $6 million; partially offset by

•	Lower income of approximately $5 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2010.

Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the third quarter 2011 increased from the third quarter 2010 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $57 million, primarily in our aerostructures and interiors businesses;

•	Higher regional, business and general aviation airplane OE sales of approximately $32 million, primarily in our aerostructures and interiors businesses, including sales associated with the DeCrane acquisition in September 2010;

•	Higher large commercial, regional, business, and general aviation airplane aftermarket sales of approximately $22 million, primarily in our aerostructures and interiors businesses; and

•	Higher defense and space OE and aftermarket sales of approximately $11 million, primarily in our interiors and aerostructures businesses.
Nacelles and Interior Systems segment operating income for the third quarter 2011 increased from the third quarter 2010 primarily due to the following:
•	Favorable pricing and lower operating costs, primarily in our aerostructures business, which resulted in higher income of approximately $19 million;

•	Higher income of approximately $19 million related to revisions in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2011; and

•	Higher sales volume and favorable product mix which resulted in higher income of approximately $18 million, primarily in our aerostructures and interiors businesses.
Electronic Systems: Electronic Systems segment sales for the third quarter 2011 increased from the third quarter 2010 primarily due to the following:
•	Higher defense and space OE and aftermarket sales across all businesses of approximately $40 million;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $15 million, primarily in our engine control and electrical power systems and sensors and integrated systems businesses;

•	Higher large commercial airplane OE sales of approximately $7 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses; and

•	Higher regional, business, and general aviation airplane OE sales of approximately $7 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses; partially offset by

•	Lower other aerospace and non-aerospace sales of approximately $8 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses.

Electronic Systems segment operating income for the third quarter 2011 increased from the third quarter 2010 primarily due to the following:

•	Higher sales volume and favorable product mix across most businesses, which resulted in higher income of approximately $16 million; and

•	Higher income of approximately $5 million related to changes in estimates for certain long-term contracts in our ISR business; partially offset by

•	Higher operating costs partially offset by favorable pricing, across most businesses, which resulted in lower income of approximately $4 million.
Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

	Nine Months Ended
	September 30,		Increase/	%	% of Sales
	2011	2010	(Decrease)	Change	2011	2010
		(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$2,154.0	$1,852.3	$301.7	16.3
Nacelles and Interior Systems	2,050.3	1,715.9	334.4	19.5
Electronic Systems	1,725.6	1,592.5	133.1	8.4

	$5,929.9	$5,160.7	$769.2	14.9

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$260.1	$209.4	$50.7	24.2	12.1	11.3
Nacelles and Interior Systems	526.6	407.0	119.6	29.4	25.7	23.7
Electronic Systems	285.5	252.2	33.3	13.2	16.5	15.8

	$1,072.2	$868.6	$203.6	23.4	18.1	16.8

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the nine months ended September 30, 2011 increased from the nine months ended September 30, 2010 primarily due to the following:
•	Higher large commercial airplane OE sales of approximately $96 million, primarily in our landing gear and actuation systems businesses;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $81 million, primarily in our aircraft wheels and brakes business;

•	Higher defense and space OE and aftermarket sales of approximately $49 million, primarily in our engine components and actuation systems businesses, including sales associated with the Microtecnica acquisition;

•	Higher other aerospace and non-aerospace sales of approximately $47 million, primarily in our actuation systems and engine components businesses; and

•	Higher regional, business and general aviation airplane OE sales of approximately $30 million, primarily in our actuation systems and landing gear businesses, including sales associated with the Microtecnica acquisition.
Actuation and Landing Systems segment operating income for the nine months ended September 30, 2011 increased from the nine months ended September 30, 2010 primarily as a result of the following:
•	Higher sales volume and favorable product mix across most businesses resulting in higher income of approximately $82 million; partially offset by

•	Costs of approximately $18 million associated with the decision to close a facility in our landing gear business;

•	Costs related to the acquisition of Microtecnica of approximately $8 million;

•	Higher operating costs partially offset by favorable pricing across all businesses, which resulted in lower income of approximately $5 million; and

•	Lower income of approximately $5 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2010.
Nacelles and Interior Systems: Nacelles and Interior Systems segment sales for the nine months ended September 30, 2011 increased from the nine months ended September 30, 2010 primarily due to the following:
•	Higher regional, business, and general aviation airplane OE sales of approximately $116 million, primarily in our interiors and aerostructures businesses, including sales associated with the DeCrane acquisition;

•	Higher large commercial airplane OE sales of approximately $95 million, primarily in our aerostructures business;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $86 million, primarily in our interiors and aerostructures businesses; and

•	Higher defense and space OE and aftermarket sales of approximately $36 million, primarily in our aerostructures and interiors businesses.

Nacelles and Interior Systems segment operating income for the nine months ended September 30, 2011 increased from the nine months ended September 30, 2010 primarily due to the following:
•	Higher sales volume and favorable product mix which resulted in higher income of approximately $76 million, primarily in our aerostructures and interiors businesses;

•	Favorable pricing and lower operating costs, primarily in our aerostructures and interiors businesses, which resulted in higher income of approximately $45 million; and

•	Higher income of approximately $4 million related to revisions in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2011; partially offset by

•	Unfavorable foreign exchange, including remeasurement of monetary assets/liabilities, of approximately $6 million.
Electronic Systems: Electronic Systems segment sales for the nine months ended September 30, 2011 increased from the nine months ended September 30, 2010 primarily due to the following:
•	Higher defense and space OE and aftermarket sales across all businesses of approximately $73 million;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $47 million, primarily in our engine control and electrical power systems and sensors and integrated systems businesses;

•	Higher large commercial airplane OE sales of approximately $18 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses; and

•	Higher regional, business and general aviation airplane OE sales of approximately $12 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses; partially offset by

•	Lower other aerospace and non-aerospace sales of approximately $17 million, primarily in our sensors and integrated systems and engine control and electrical power systems businesses.

Electronic Systems segment operating income for the nine months ended September 30, 2011 increased from the nine months ended September 30, 2010 primarily due to the following:
•	Higher sales volume across most businesses, partially offset by unfavorable product mix across most businesses, which resulted in higher income of approximately $41 million; and

•	Higher income of approximately $13 million related to changes in estimates for certain long-term contracts in our ISR business, consisting of favorable changes in estimates of approximately $7 million in the nine months ended September 30, 2011 compared to a charge of approximately $6 million in the nine months ended September 30, 2010; partially offset by

•	Higher operating costs across all businesses, partially offset by favorable pricing in our sensors and integrated systems and engine control and electrical power systems businesses, which resulted in lower income of approximately $19 million.
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
The following events have or will affect our liquidity and capital resources during 2011:
•	We repurchased 1 million shares for $84 million under our share repurchase program;

•	We contributed approximately $102 million to our worldwide pension and postretirement benefit plans through September 30, 2011;

•	We paid a quarterly dividend of $0.29 per share on April 1, July 1 and October 3;

•	On May 12, 2011, we completed the acquisition of Microtecnica, a leading provider of flight control actuation systems for helicopter, regional and business aircraft, missile actuation, and aircraft thermal and environmental control systems, for $457.1 million, net of cash acquired. Microtecnica is reported in the Actuation and Landing Systems segment;

•	On May 20, 2011, we entered into a new five-year unsecured committed syndicated revolving credit facility, which permits borrowings up to a maximum of $700 million. In connection with entering into the new facility, we terminated our $500 million unsecured committed syndicated revolving credit facility that otherwise would have expired in May 2012. The new credit facility expires in May 2016;

•	On September 30, 2011, we acquired Winslow Marine Products Corporation (Winslow) for $49.5 million in cash, net of cash acquired. Winslow is reported in the Nacelles and Interior Systems segment; and

•	On October 27, 2011, we expect to renew our registration statement that allows us to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.
Cash
At September 30, 2011, we had cash and cash equivalents of $571.8 million, as compared to $798.9 million at December 31, 2010.
Credit Facilities
We have the following amounts available under our credit facilities:
•	$700 million committed global revolving credit facility that expires in May 2016, of which $632.5 million was available at September 30, 2011; and

•	$75 million of uncommitted domestic working capital facilities of which $48.5 million was available at September 30, 2011 and $155.3 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing and documentary credit requirements, of which $141.7 million was available at September 30, 2011.
Off-Balance Sheet Arrangements
Lease Commitments
We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $225.1 million at September 30, 2011.

Derivatives
We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:
•	Foreign Currency Contracts Designated as Cash Flow Hedges: At September 30, 2011, our contracts had a notional amount of $2,086.4 million, fair value of a $0.3 million net liability and maturity dates ranging from October 2011 to September 2016. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a loss of $0.3 million. During the nine months ended September 30, 2011 and 2010, we realized a net gain of $13.3 million and a net loss of $26.8 million, respectively, related to contracts that settled. During the third quarter of 2011 and 2010, we realized a net gain of $5.4 million and a net loss of $9.9 million, respectively, related to contracts that settled.

•	Foreign Currency Contracts not Designated as Hedges: At September 30, 2011, our contracts had a notional amount of $11 million and a fair value net liability of $0.7 million. During the nine months ended September 30, 2011 and 2010, we realized net losses of $9 million and $16.5 million, respectively, for contracts entered into and settled during those periods. During the third quarter of 2011 and 2010, we realized net losses of $23.2 million and net gains of $16 million, respectively, for contracts entered into and settled during those periods.
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

Contractual Obligations and Other Commercial Commitments
As of September 30, 2011, purchase obligations were approximately $905 million, compared to approximately $811 million at December 31, 2010. In addition, we entered into a contract in the first quarter 2011 whereby we are obligated to make $60 million of participation payments, which will be paid through 2018. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2010 except for a new five-year unsecured committed syndicated revolving credit facility, which permits borrowings up to a maximum of $700 million. In connection with entering into the new facility, we terminated our $500 million unsecured committed syndicated revolving credit facility that otherwise would have expired in May 2012. The new credit facility expires in May 2016. The table excludes our liability for unrecognized tax benefits, which was $151 million at September 30, 2011, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
CASH FLOW
The following table summarizes our cash flow activity for the nine months ended September 30, 2011 and 2010:

	2011	2010	Change
	(Dollars in millions)
Operating activities of continuing operations	$585.4	$505.4	$80.0
Investing activities of continuing operations	$(681.7)	$(442.8)	$(238.9)
Financing activities of continuing operations	$(126.3)	$486.2	$(612.5)
Discontinued operations	$(0.3)	$(0.6)	$0.3
Operating Activities of Continuing Operations
The increase in net cash provided by operating activities for the nine months ended September 30, 2011 primarily consisted of higher cash flow from operations and lower pension contributions, partially offset by increased working capital to support our higher sales volume and new program requirements. Pension and postretirement benefit contributions were $102.3 million and $151.2 million for the nine months ended September 30, 2011 and 2010, respectively.
Investing Activities of Continuing Operations
Net cash used by investing activities for the nine months ended September 30, 2011 and 2010 included capital expenditures of $177.5 million and $99.6 million, respectively, and net payments made for acquisitions, net of cash acquired, of $503.3 million and $342.6 million, respectively.

Financing Activities of Continuing Operations
The increase in net cash used in financing activities for the nine months ended September 30, 2011 was primarily due to higher purchases of our common stock in connection with our share repurchase program and net proceeds from the issuance of $600 million senior notes in 2010, partially offset by lower dividend payments as the fourth quarter 2010 dividend was paid on December 30, 2010 and proceeds from borrowings under our syndicated revolving credit facility.
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
The changes in the carrying amount of environmental remediation obligations for the nine months ended September 30, 2011, in millions, are as follows:

Balance at December 31, 2010	$67.7
Accruals and adjustments	4.7
Payments	(4.6)
Foreign currency translation and other	3.6

Balance at September 30, 2011	$71.4

At September 30, 2011 and December 31, 2010, $14 million and $14.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities. At September 30, 2011 and December 31, 2010, $33.8 million and $27.3 million, respectively, was associated with ongoing operations and $37.6 million and $40.4 million, respectively, was associated with previously owned businesses.
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
A summary of the deferred settlement credits activity for the nine months ended September 30, 2011, in millions, is as follows:

Balance at December 31, 2010	$48.6
Proceeds from insurance settlements	0.5
Amounts recorded as reduction of costs	(4.4)

Balance at September 30, 2011	$44.7

The current and long-term portions of the deferred settlement credits were as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in millions)
Accrued expenses	$6.6	$5.7
Other non-current liabilities	38.1	42.9

Total	$44.7	$48.6

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
Guarantees
At September 30, 2011, we had letters of credit and bank guarantees of $107.5 million and residual value guarantees of lease obligations of $28.1 million. See Note 11, “Financing Arrangements” to our condensed consolidated financial statements. At September 30, 2011, we were a guarantor on a revolving credit agreement totaling £35 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, we guarantee the JV’s foreign exchange credit line with a notional amount of $155.7 million at September 30, 2011. We are indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.
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

Aerostructures Boeing 787 Nacelle Contract
During July 2011, we agreed to a contract modification with Boeing on the 787 contract. The contract modification extended the duration of the contract through 2030 and did not have a material effect on our financial position, results of operations and/or cash flows. Our latest outlook estimates original equipment sales in excess of $9 billion for this contract. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.
This program is in the early production phase, with its entry into service in 2011 followed by rapidly increasing production rates shortly thereafter. For this contract to remain profitable, it will be important that assumptions are realized as currently estimated in our outlook, such as:
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
JSTARS Program
In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. We were selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of September 30, 2011, we had $17.8 million (net of advances of $8.8 million) of pre-production costs and inventory related to this program.

Future program funding remains uncertain and there can be no assurance of such funding. If the program were to be cancelled, we would recognize an impairment.
Tax
We are continuously undergoing examination by the IRS as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by us on our income tax returns. See Note 15, “Income Taxes” to our condensed consolidated financial statements for additional detail.
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
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, goodwill and intangible assets, income taxes, financing obligations, warranty obligations, restructuring, long-term service contracts, share-based compensation, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Inventory
Inventoried costs on long-term contracts include certain pre-production costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. During the early years of a contract, manufacturing costs per unit delivered are typically greater than the estimated average unit cost for the total contract. This excess manufacturing cost for units shipped results in an increase in inventory (referred to as “excess-over-average”) during the early years of a contract. See Note 9, “Inventories”, to our condensed consolidated financial statements.
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
Goodwill and Identifiable Intangible Assets
Goodwill is not amortized but is tested for impairment annually, or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is November 30. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related reporting units. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The amount of the fair value below carrying value represents the amount of goodwill impairment. Beginning with our 2011 goodwill impairment test, we intend to adopt new accounting guidance that allows us to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
Participation Payments
Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At September 30, 2011 and December 31, 2010, the carrying amount of participation payments was $176.6 million and $116.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the nine months ended September 30, 2011 or 2010.

Sales Incentives
We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At September 30, 2011 and December 31, 2010, the carrying amount of sales incentives was $62.2 million and $55.6 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the nine months ended September 30, 2011 or 2010.
Flight Certification Costs
When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At September 30, 2011 and December 31, 2010, the carrying amount of sales flight certification costs was $40.5 million and $42.8 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in the nine months ended September 30, 2011 or 2010.
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
Share-Based Compensation
We utilize the fair value method of accounting to account for share-based compensation awards. See Note 6, “Share-Based Compensation” to our condensed consolidated financial statements.
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
Restricted Stock Units
The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during the first nine months of 2011 and 2010 was $88.63 and $65.41 per unit, respectively.

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
Due to the significant increase in our share price, primarily due to the Merger Agreement entered into by us with UTC, we have updated our liability for these awards utilizing our best estimate of the expected amounts to be paid out under these awards.
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
Important factors that could cause actual results to differ from expected performance include, but are not limited to:
•	demand for and market acceptance of new and existing products, such as the Airbus A350 XWB, A320neo and A380, the Boeing 787, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to maintain profitability on the aerostructures 787 OE contract with Boeing;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•	cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Boeing 787, the Airbus A380 and A350 XWB aircraft programs, and major military programs, including the Northrop Grumman Joint STARS re-engining program and the Lockheed Martin F-35 Lightning II;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	the extent to which we are successful in integrating and achieving expected operating synergies for recent and future acquisitions;

•	successful development of products and advanced technologies;

•	the impact of bankruptcies and/or consolidations in the airline industry;

•	the health of the commercial aerospace industry, including the large commercial, regional, business and general aviation aircraft manufacturers;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions and the successful implementation of any announced actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which changes in regulations and/or assumptions result in changes to expenses relating to employee and retiree medical and pension benefits;

•	competitive product and pricing pressures;

•	our ability to recover under contractual rights of indemnification for environmental, asbestos and other claims arising out of the divestiture of our tire, vinyl, engineered industrial products and other businesses;

•	the effect of changes in accounting policies or legislation, including tax legislation;

•	cumulative catch-up adjustments or loss contract reserves on long-term contracts accounted for under the percentage of completion method of accounting;

•	domestic and foreign government spending, budgetary and trade policies;

•	economic and political changes in international markets where we compete, such as changes in currency exchange rates, interest rates, inflation, fuel prices, deflation, recession and other external factors over which we have no control;

•	the outcome of contingencies including completion of acquisitions, joint ventures, divestitures, tax audits, litigation and environmental remediation efforts;

•	the impact of labor difficulties or work stoppages at our, a customer’s or a supplier’s facilities;

•	uncertainties and business impacts associated with the proposed acquisition of us by UTC, including uncertainties relating to the anticipated timing of filings and approvals relating to the transaction, the expected timing of completion of the transaction and the ability to complete the transaction; and

•	the potential impact of litigation relating to the proposed transaction with United Technologies.

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
We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations. At September 30, 2011, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by $0.6 million. At September 30, 2011, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $225.3 million. The fair value of these foreign currency forward contracts was a liability of $0.3 million at September 30, 2011. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We and certain of our subsidiaries are defendants in various claims, lawsuits and administrative proceedings. In addition, we have been notified that we are among potentially responsible parties under federal environmental laws, or similar state laws, relative to the cost of investigating and in some cases remediating contamination by hazardous materials. See the disclosure under the captions “General”, “Environmental”, “Asbestos”, “Liabilities of Divested Businesses” and “Tax” in Note 16, “Contingencies” to the condensed consolidated financial statements included in Part 1, Item 1, of this Form 10-Q, which disclosure is incorporated herein by reference.
In connection with the Merger Agreement with UTC, eleven putative class-action complaints have been filed in the Supreme Court of the State of New York relating to the UTC merger. Nine of these complaints were filed in the County of New York: Rice v. Goodrich Corp., et al., Index No. 652619/2011, New Jersey Carpenters Annuity Fund v. Goodrich Corp., at al., Index No. 652637/2011, Louisiana Municipal Police Employees’ Retirement Sys. v. Goodrich Corp., et al., Index No. 652649/2011, Pill v. Goodrich Corp., et al., Index No. 652655/2011, IUE-CWA Local 475 Pension Plan v. Goodrich Corp., et al., Index No. 652661/2011, Mass. Laborers’ Pension Fund v. Goodrich Corp., et al., Index No. 652664/2011, Pifko v. Goodrich Corp., et al., Index No. 11111146, Ruschel v. Goodrich Corp., et al., Index No. 652695/2011, and Astor BK Realty Trust v. Larsen, et al., Index No. 652706/2011. On October 11, the Supreme Court for the County of New York consolidated these nine actions before it into Rice. Two additional putative class-action complaints were filed in Nassau County: Casey v. Larsen, et al., Index No. 13699/2011, and Minneapolis Retail Meat Cutters and Food Handlers Pension Fund v. Goodrich Corp., et al., Index No. 14366/2011. On October 11, the Supreme Court for Nassau County consolidated these two actions before it into Casey. The plaintiff in Rice has moved to transfer Casey to the County of New York and consolidate it with Rice. That motion is currently pending.
Each of the above-captioned complaints has been brought on behalf of a putative class of Goodrich shareholders and each names Goodrich, its directors, UTC and a merger subsidiary as defendants. Each complaint generally alleges that, in approving the proposed transaction, the Goodrich directors breached their fiduciary duties of care, good faith and fair dealing and loyalty owed to the putative class. The complaints further allege that UTC, the merger subsidiary and Goodrich aided and abetted the Goodrich directors in the breach of their fiduciary duties. In addition to damages, the complaints seek, among other things, injunctive relief barring the named defendants from consummating the merger, as well as attorneys’ fees and costs.
Goodrich and its directors believe that these lawsuits and the underlying claims are without merit.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended September 30, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
				Dollar
				Value) of Shares
			(c) Total Number of	that May
			Shares Purchased as	Yet Be Purchased
	(a) Total Number		Part of Publicly	Under
	of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid Per Share	Programs (2)	Programs (3)
July 2011	8,058	95.23	—
August 2011	159	87.49	—
September 2011	258	88.88	—

Total	8,475	94.89	—	$479 million

(1)	The category includes 8,475 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was approved by the Board of Directors for $1.1 billion in total. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6. Exhibits.
The following exhibits have been filed with this report:

Exhibit 2.1	Agreement and Plan of Merger by and among United Technologies Corporation, Charlotte Lucas Corporation and Goodrich Corporation, filed as Exhibit 2.1 to Goodrich Corporation’s Current Report on Form 8-K filed on September 22, 2011, is incorporated herein by reference.

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated February 16, 2011, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on October 27, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
October 27, 2011

GOODRICH CORPORATION
By	/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

By	/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 2.1	Agreement and Plan of Merger by and among United Technologies Corporation, Charlotte Lucas Corporation and Goodrich Corporation, filed as Exhibit 2.1 to Goodrich Corporation’s Current Report on Form 8-K filed on September 22, 2011, is incorporated herein by reference.

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated February 16, 2011, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on October 27, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.