Form 10-K
period 2011-12-31
GOODRICH CORP
filed 2012-02-23
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity of the registrant, consisting solely of common stock, held by nonaffiliates of the registrant as of June 30, 2011 was $11.9 billion.

The number of shares of common stock outstanding as of January 31, 2012 was 125,801,407 (excluding 14,000,000 shares held by a wholly owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE: None

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

On September 21, 2011 we entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will be acquired by UTC in a cash-for-stock transaction (Merger). We have agreed to various covenants in the Merger Agreement, including, among other things, to conduct our business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the time of the Merger. The consummation of the Merger is expected to occur in mid-2012. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” to our consolidated financial statements.

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

For financial information about our segments, see Note 4, “Business Segment Information” to our consolidated financial statements.

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

In 2011, 2010 and 2009, direct and indirect sales to the United States (U.S.) government were approximately 23%, 25% and 22%, respectively, of consolidated sales. Indirect sales to the U.S. government include a portion of the direct and indirect sales to Boeing.

In 2011, 2010 and 2009, direct and indirect sales to Airbus were approximately 18%, 17% and 17%, respectively, of consolidated sales. In 2011, 2010 and 2009, direct and indirect sales to Boeing were approximately 15%, 15% and 16%, respectively, of consolidated sales.

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

System	Primary Market Channels	Major Non-Captive Competitors(1)
Actuation and Landing Systems

Wheels, Brakes and Brake Control Systems	Commercial/Regional/ Business/Defense	Crane Co.; Honeywell International Inc.; Meggitt Aircraft Braking Systems; Messier-Bugatti (a subsidiary of SAFRAN); Triumph Group Inc.

Landing Gear	Large Commercial/Defense	APPH Ltd; GE Aviation; Héroux-Devtek Inc.; Liebherr-Holding GmbH; Loud Engineering; Messier-Dowty (a subsidiary of SAFRAN); Sumitomo Precision

Flight Control Actuation	Large Commercial/Defense	Eaton Aerospace Ltd.; Liebherr-Holding GmbH; Moog Inc.; Nabtesco Aerospace, Inc.; Parker Hannifin Corporation; United Technologies Corporation; Woodward Governor Company

Power Transmission Systems	Commercial and Military Helicopters	Kamatics (a subsidiary of Kaman Corporation); Pankl Aerospace Systems Inc. (a subsidiary of Pankl Racing Systems AG); Rexnord Industries, LLC

Turbine Fuel Technologies	Large Commercial/Military/ Regional/Business	Parker Hannifin Corporation; Woodward Governor Company

System	Primary Market Channels	Major Non-Captive Competitors(1)
Turbomachinery Products	Aero and Industrial Turbine Components	Alcoa Howmet (a subsidiary of Alcoa Inc.); Blades Technology; Samsung; Honeywell — Greer (a subsidiary of Honeywell International, Inc.); PZL, LLC (a subsidiary of United Technologies Corporation); TECT Corporation

Nacelles and Interior Systems

Nacelles/Thrust Reversers	Large Commercial/Military	Nexcelle, a joint-venture of Aircelle (a subsidiary of SAFRAN) and Middle River Aircraft Systems (a subsidiary of General Electric); Spirit Aerosystems, Inc.

Evacuation Systems	Large Commercial/Regional	Air Cruisers (a subsidiary of Zodiac S.A.)

Propulsion Systems	Defense	Ensign Bickford; Nammo Talley; Pacific Scientific (a subsidiary of Meggitt PLC); Scot, Inc. (a subsidiary of Chemring PLC.)

Aircraft Crew Seating	Large Commercial/Regional/ Business/Military	B/E Aerospace, Inc.; BAE Systems; C&D Aerospace (a subsidiary of Zodiac S,A,); EADS Sogerma Group (a subsidiary of EADS European Aeronautical Defense and Space Co.); Ipeco Holdings Ltd; Sicma Aero Seat (a subsidiary of Zodiac S.A.)

Ejection Seats	Defense	Martin-Baker Aircraft Co. Limited

Lighting	Large Commercial/Regional/ Business/Defense	Astronics Corporation; B/E Aerospace; Diehl Aerospace GmbH; Honeywell Inc. (Grimes Inc.); Luminator; Page Aerospace Limited (a subsidiary of United Technologies Corporation); Zodiac S.A

Cargo Systems	Large Commercial	AAR Structures and Systems (AAR Corp); Ancra International (a subsidiary of Heico Companies LLC)

Cabin Systems	Business	B/E Aerospace; Ipeco Holdings Ltd; Zodiac S.A.

Electronic Systems

Sensors	Large Commercial/Regional/ Business/Defense	Auxitrol (a subsidiary of Esterline Technologies Corporation); Honeywell International Inc.; Thales, S.A.

Fuel and Utility Systems	Large Commercial/Defense	Honeywell International Inc.; Parker Hannifin Corporation; Smiths Group plc (a subsidiary of General Electric)

De-Icing Systems	Large Commercial/Regional/ Business/Defense	Aérazur S.A. (a subsidiary of Zodiac S.A.); B/E Aerospace, Inc.

Aerospace Hoists/Winches	Defense/Search & Rescue/ Commercial Helicopter	Breeze-Eastern (a division of TransTechnology Corporation); Telair International (a subsidiary of Teleflex Incorporated)

System	Primary Market Channels	Major Non-Captive Competitors(1)
Intelligence, Surveillance and Reconnaissance Systems	Defense/Space	BAE Systems, plc; Honeywell International Inc.; ITT Industries, Inc.; L-3 Communications Holdings, Inc.

Power Systems	Large Commercial/Regional/ Business/Defense	Hamilton Sunstrand (a subsidiary of United Technologies Corporation); Honeywell International Inc.; Smiths Group plc (a subsidiary of General Electric);

Engine Controls	Large Commercial Aftermarket/Regional/ Business/Defense/Helicopter	Argo-Tech Corporation; BAE Systems plc; Hamilton Sunstrand (a subsidiary of United Technologies Corporation); Hispano-Suiza (a subsidiary of SAFRAN); Honeywell International Inc.; Woodward Governor Company

(1)	Excludes aircraft manufacturers, airlines and prime defense contractors who, in some cases, have the capability to produce these systems internally.

Backlog

Backlog as of December 31, 2011 was approximately:

	Firm Backlog	Unobligated Backlog	Total Backlog	Firm Backlog Expected to be Filled in 2012
	(Dollars in millions)
Commercial and General Aviation	$3,305	$12,812	$16,117	$2,603
Defense and Space	2,416	1,170	3,586	1,673

	$5,721	$13,982	$19,703	$4,276

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

Backlog may be subject to delivery delays or program cancellations that are beyond our control. Firm backlog approximated $4.8 billion at December 31, 2010.

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

Research and Development

We perform research and development under company-funded programs for commercial products and under contracts with customers. Research and development under contracts with others is performed on both defense and commercial products. Total research and development expenses in 2011, 2010 and 2009 were approximately $247 million, $247 million and $239 million, respectively. These amounts are net of approximately $119 million, $85 million and $101 million, respectively, which were funded by customers.

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

Our working capital is currently at a high level relative to sales primarily due to introductions of new airplane models such as the Boeing 787 and 747-8 and the Airbus A350 XWB, and new engine types such as the Pratt and Whitney PurePower™ PW 1000G.

Human Resources

As of December 31, 2011, we employed approximately 28,000 people, of which approximately 17,000 were employed in the U.S. and approximately 11,000 people were employed in other countries. We believe that we have good relationships with our employees. Hourly employees who are unionized are covered by collective bargaining agreements with a number of labor unions and with varying contract termination dates through 2016. Approximately 18% of our global labor force is covered by collective bargaining arrangements and approximately 9% of our global labor force is covered by collective bargaining arrangements that will expire within one year. There were no material work stoppages during 2011.

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

For financial information about our U.S. and foreign sales and assets, see Note 4, “Business Segment Information” to our consolidated financial statements.

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

We are currently under contract to supply components and systems for a number of new commercial, general aviation and military aircraft programs, including the Airbus A380, A350 XWB and A320neo, the Boeing 787, 747-8 and 737 MAX, the Bombardier CSeries, the Mitsubishi Regional Jet, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II. We have made and will continue to make substantial investments and incur substantial development costs in connection with these programs. We cannot provide assurance that each of these programs will enter full-scale production as expected or that demand for each aircraft will be sufficient to allow us to recover our investment in these programs. In addition, we cannot assure you that we will be able to extend our contracts relating to these programs beyond the initial contract periods. If any of these programs are not successful, it could have a material adverse effect on our business, financial condition or results of operations.

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

Capital spending by airlines and aircraft manufacturers may be influenced by a variety of factors including current and predicted traffic levels, load factors, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, terrorism and related safety concerns, general economic conditions, worldwide airline profitability and backlog levels. Also, because a substantial portion of commercial airplane OE deliveries are scheduled beyond 2011, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled. Aftermarket sales and service trends are affected by similar factors, including usage, pricing, regulatory changes, the retirement of older aircraft and technological improvements that increase reliability and performance. Credit availability to airlines and airline leasing companies also could impact the demand for new aircraft. A reduction in spending by aircraft manufacturers, airlines, airline customers or airline leasing companies could have a significant effect on the demand for our products, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

For the year 2011, approximately 18% of our direct and indirect sales were made to Airbus and approximately 15% of our direct and indirect sales were made to Boeing for all categories of products, including OE and aftermarket products for commercial and military aircraft and space applications. Accordingly, a significant reduction in purchases by either of these customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Demand for our defense and space-related products is dependent upon government spending.

Approximately 30% of our sales for the year 2011 were derived from the defense and space market segment. Included in that category are direct and indirect sales to the U.S. Government, which represented approximately 23% of our sales for 2011. The defense and space market segment is largely dependent upon government budgets, particularly the U.S. defense budget. We cannot assure you that an increase in defense spending will be allocated to programs that would benefit our business. Moreover, we cannot assure you that new military aircraft programs in which we participate will enter full-scale production as expected. A change in levels of defense spending or levels of military flight operations could curtail or enhance our prospects in this market segment, depending upon the programs affected.

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

Our operations depend on our production facilities and our suppliers’ production facilities throughout the world. These production facilities are subject to physical and other risks that could disrupt production.

Our production facilities and those of our suppliers could be damaged or disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or a pandemic. Although we have obtained property damage and business interruption insurance for our production facilties, a major catastrophe such as an earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We cannot assure you that we will have insurance to adequately compensate us for any of these events.

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

Not applicable.

Item 2. Properties

We operate manufacturing plants and service and other facilities throughout the world.

Information with respect to our significant facilities that are owned or leased is set forth below:

Segment	Location	Owned or Leased	Approximate Number of Square Feet
Actuation and Landing Systems	Turin, Italy	Owned	584,000
	Cleveland, Ohio	Leased	477,000
	Wolverhampton, England	Owned	450,000
	Troy, Ohio	Owned/Leased	415,000
	Oakville, Canada	Owned	390,000
	Vernon, France	Owned	273,000
	Tullahoma, Tennessee	Owned	260,000
	Miami, Florida	Owned	200,000

Segment	Location	Owned or Leased	Approximate Number of Square Feet
Nacelles and Interior Systems	Chula Vista, California	Owned	1,788,000
	Riverside, California	Owned	1,059,000
	Singapore, Singapore	Owned/Leased	817,000
	Mexicali, Mexico	Owned	489,000
	Foley, Alabama	Owned	427,000
	Bangalore, India	Leased	389,000
	Toulouse, France	Owned	330,000
	Jamestown, North Dakota	Owned/Leased	272,000
	Phoenix, Arizona	Owned/Leased	236,000
	Prestwick, Scotland	Owned	250,000
	Wichita, Kansas	Leased	216,000
	Tianjin, China	Leased	206,000
Electronic Systems	Danbury, Connecticut	Owned	523,000
	Birmingham, England	Owned	396,000
	Burnsville, Minnesota	Owned/Leased	320,000
	Neuss, Germany	Owned/Leased	305,000
	West Hartford, Connecticut	Owned	262,000
	Westford, Massachusetts	Leased	230,000
	Vergennes, Vermont	Owned	211,000

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

In connection with the Merger Agreement with UTC, eleven putative class-action complaints were filed in the Supreme Court of the State of New York relating to the Merger. Nine of these complaints were filed in the County of New York: Rice v. Goodrich Corp., et al., Index No. 652619/2011, New Jersey Carpenters Annuity Fund v. Goodrich Corp., et al., Index No. 652637/2011, Louisiana Municipal Police Employees’ Retirement Sys. v. Goodrich Corp., et al., Index No. 652649/2011, Pill v. Goodrich Corp., et al., Index No. 652655/2011, IUE-CWA Local 475 Pension Plan v. Goodrich Corp., et al., Index No. 652661/2011, Mass. Laborers’ Pension Fund v. Goodrich Corp., et al., Index No. 652664/2011, Pifko v. Goodrich Corp., et al., Index No. 11111146, Ruschel v. Goodrich Corp., et al., Index No. 652695/2011, and Astor BK Realty Trust v. Larsen, et al., Index No. 652706/2011. Two additional putative class-action complaints were filed in Nassau County: Casey v. Larsen, et al., Index No. 13699/2011, and Minneapolis Retail Meat Cutters and Food Handlers Pension Fund v. Goodrich Corp., et al., Index No. 14366/2011. On November 7, 2011, upon plaintiffs’ motions, all eleven actions were consolidated into In re Goodrich Shareholders Litigation, Index No. 13699/2011 in the Supreme Court for Nassau County and, on November 9, plaintiffs filed a Consolidated Amended Class Action Complaint (Consolidated Complaint) in that court.

The Consolidated Complaint purports to be brought on behalf of a putative class of Goodrich shareholders and names Goodrich, its directors, UTC and a merger subsidiary as defendants. The Consolidated Complaint generally alleges that, in approving the proposed transaction, the Goodrich directors breached their fiduciary duties of care, loyalty, good faith and fair dealing owed to the putative class. The Consolidated Complaint further alleges that UTC, the merger subsidiary and Goodrich aided and abetted the Goodrich directors in the breach of their fiduciary duties. In addition to damages, the Consolidated Complaint seeks, among other things, injunctive relief barring the named defendants from consummating the Merger, as well as attorneys’ fees and costs. Goodrich and its directors believe that these consolidated lawsuits and the underlying claims are without merit.

The parties to the consolidated action have reached an agreement in principle, which is intended to resolve all issues in this litigation. On February 6, 2012, the parties entered into a Memorandum of Understanding (MOU) memorializing the key terms of that agreement. Pursuant to the MOU, Goodrich has made various additional disclosures in its Definitive Proxy Statement related to the Merger, and UTC agreed to forebear from exercising certain rights under the Merger Agreement.

The effect of UTC’s forbearance is to shorten the period of written notice Goodrich must give to UTC prior to making a Company Adverse Recommendation Change or terminating the Merger Agreement pursuant to its Section 8.1(c) in light of a Company Superior Proposal (as those terms are defined in the Merger Agreement) from five calendar days to three business days, and the period of prior written notice Goodrich must give to UTC of its intention to make a Company Adverse Recommendation Change or terminate the Merger Agreement in light of any change to the financial or other material terms of a subsequent Company Superior Proposal from the longer of (i) three business days or (ii) the period remaining under the initial five calendar-day notice, to the longer of (i) two business days or (ii) the period remaining under the initial three business-day notice.

The MOU will not affect the merger consideration to be paid to shareholders of Goodrich pursuant to the Merger Agreement or the timing of the special meeting of Goodrich’s shareholders scheduled for March 13, 2012 to vote upon a proposal to adopt the Merger Agreement. The settlement is subject to approval by the New York Supreme Court for Nassau County.

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

The changes in the carrying amount of environmental remediation obligations for the twelve months ended December 31, 2011, in millions, are as follows:

Balance at December 31, 2010	$67.7
Accruals and adjustments	5.4
Payments	(8.2)
Foreign currency translation and other	3.4

Balance at December 31, 2011	$68.3

At December 31, 2011 and December 31, 2010, $13.3 million and $14.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities. At December 31, 2011 and December 31, 2010, $32.8 million and $27.3 million, respectively, was associated with ongoing operations and $35.5 million and $40.4 million, respectively, was associated with previously owned businesses.

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

A summary of the deferred settlement credits activity for the twelve months ended December 31, 2011, in millions, is as follows:

Balance at December 31, 2010	$48.6
Proceeds from insurance settlements	0.5
Amounts recorded as reduction of costs	(5.6)

Balance at December 31, 2011	$43.5

The current and long-term portions of the deferred settlement credits were as follows:

	December 31, 2011	December 31, 2010
	(Dollars in millions)
Accrued expenses	$7.2	$5.7
Other non-current liabilities	36.3	42.9

Total	$43.5	$48.6

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

Tax Years 2000 to 2004

During 2007, we reached agreement with the IRS on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. We submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. We were unable to reach agreement with the IRS on the remaining issues. In December 2009, we filed a petition in the U.S. Tax Court and in March 2010 we also filed a complaint in the Federal District Court. On January 18, 2012, the District Court granted the government’s motion for partial summary judgment in this matter. Final judgment in the District Court case cannot be entered until the remaining issues are resolved. It is our intent to appeal the ruling once final judgment is entered. We believe the amount of the estimated tax liability if the IRS were to ultimately prevail is fully reserved. We cannot predict the timing or ultimate outcome of a final resolution.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock (symbol GR) is listed on the New York Stock Exchange. The following table sets forth on a per share basis, the high and low sale prices for our common stock for the periods indicated as reported on the New York Stock Exchange composite transactions reporting system, and the cash dividends declared on our common stock for these periods.

Quarter	High	Low	Dividend
2011
First	$94.12	$79.71	$.29
Second	96.12	83.21	.29
Third	122.33	80.07	.29
Fourth	123.79	119.00	.29
2010
First	$72.80	$60.10	$.27
Second	77.89	63.17	.27
Third	75.77	64.44	.27
Fourth	88.60	72.93	.29

As of December 31, 2011, there were 6,592 holders of record of our common stock.

The following table summarizes our purchases of our common stock for the quarter ended December 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
October 2011	566	$120.41	—
November 2011	—	—	—
December 2011	—	—	—

Total	566	$120.41	—	$479 million

(1)	The category includes 566 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted stock unit award and to pay the exercise price of employee stock options.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was approved by the Board of Directors for $1.1 billion in total. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 6.	Selected Financial Data

Selected Financial Data

	2011(2)	2010(3)	2009	2008(4)	2007(1)(5)
	(Dollars in millions, except per share amounts)
Statement of Income Data
Sales	$8,074.9	$6,966.9	$6,685.6	$7,061.7	$6,392.2
Income from continuing operations	818.5	584.4	576.3	691.6	516.5
Balance Sheet Data
Total assets	$10,713.7	$9,271.6	$8,741.4	$7,482.9	$7,534.0
Long-term debt and capital lease obligations	2,374.4	2,352.8	2,008.1	1,410.4	1,562.9
Per Share of Common Stock
Income from continuing operations, Diluted	$6.33	$4.50	$4.43	$5.29	$3.86
Net income, diluted	6.33	4.51	4.70	5.35	3.75
Cash dividends declared	1.16	1.10	1.02	0.925	0.825

(1)	Except as otherwise indicated, the historical amounts presented above have been reclassified to present our former ATS business (sold on November 15, 2007) as a discontinued operation.

(2)	In 2011, we acquired Microtecnica S.r.l. and incurred $8.4 million of acquisition-related pre-tax costs. Additionally, we incurred $20.1 million of pre-tax costs related to a facility closure in our landing gear business (see Note 4 “Business Segment Information, to our consolidated financial statements). Additional share based compensation expense of approximately $18 million and transaction-related costs of approximately $18 million related to the Merger Agreement entered into with UTC were included in pre-tax income subsequent to the date of the Merger Agreement (see Note 1, “Goodrich Merger Agreement with United Technologies Corporation”, to our consolidated financial statements).

(3)	In 2010, we recognized an income tax charge of $10 million due to the enactment of health care reform legislation in the U.S., a $34.9 million pre-tax net loss in connection with the redemption of our senior notes due in 2012, (see Note 5, “Other Income (Expense) – Net”, to our consolidated financial statements) and a $23 million tax benefit related to a California Tax Board settlement (see Note 16, “Contingencies”, to our consolidated financial statements).

(4)	In 2008, we recognized a pre-tax net gain of approximately $13 million in connection with the formation of a joint venture with Rolls-Royce Group plc.

(5)	On December 27, 2007, we settled a claim with Northrop Grumman Corporation related to the Airbus A380 actuation systems development program resulting in a receipt of cash and an increase in pre-tax operating income of $18.5 million.

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

On September 21, 2011 we entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will be acquired by UTC in a cash-for-stock transaction (Merger). We have agreed to various covenants in the Merger Agreement, including, among other things, to conduct our business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the time of the Merger. We expect the consummation of the Merger to occur in mid-2012; therefore, we have not provided sales, earnings and cash flow guidance for the full year 2012. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” to our consolidated financial statements.

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

The key growth drivers in this market channel include the number of orders for the manufacturers’ airplanes, which will be delivered to their customers over a period of several years, OE manufacturer production and delivery rates for in-service airplanes such as the Airbus A320 and Boeing 737NG, and introductions of new airplane models such as the Boeing 787, 747-8 and 737 MAX, the Airbus A350 XWB and A320neo, and engine types such as the Pratt and Whitney PurePower™ PW1000G.

We have significant sales content on most of the airplanes manufactured in this market channel. Over the last few years, we have benefited from the historically high production rates and deliveries of Airbus and Boeing airplanes and from our substantial content on many of the regional and general aviation airplanes. Boeing and Airbus have announced production rate increases for 2012 and beyond. However, production rates are always subject to change and may be affected by economic conditions which may influence customers’ willingness and/or ability to purchase new aircraft.

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

Capacity in the global airline system, as measured by ASM, is expected to grow in 2012 as compared to 2011. ASM expectations could be adversely affected if airlines choose to fly their in-service airplanes less frequently, or temporarily ground airplanes due to decreased demand, high fuel prices and other factors including weaker than expected global economic growth.

Defense and Space

Worldwide defense and space sales include sales to prime contractors such as Boeing, Northrop Grumman, Lockheed Martin, the U.S. Government and foreign companies and governments.

The key growth drivers in this channel include the level of defense spending by the U.S. and foreign governments, the number of new platform starts, the level of military flight operations, the level of upgrade, overhaul and maintenance activities associated with existing platforms and demand for optical surveillance and reconnaissance systems. Due to worldwide defense budget concerns, including in the U.S., we expect pressure on the level of spending over the next several years.

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

Long-term Sustainable Growth

We believe we are well positioned to grow our sales over the long-term due to:

•

Awards for key products on important new and expected programs, including the Airbus A350 XWB and A320neo, the Boeing 787, 747-8 and 737 MAX, the Pratt & Whitney PurePower® PW1000G engine and the Lockheed Martin F-35 Lightning II;

•	The large installed base on commercial airplanes and our strong positions on newer, more fuel-efficient airplanes, which should fuel sustained long-term aftermarket strength;

•	Balance in the commercial airplane market, with strong sales to Airbus, Boeing and the regional and business jet airplane manufacturers;

•	Aging of the existing large commercial and regional airplane fleets, which should result in increased aftermarket support;

•	Increased number of long-term agreements for product and service sales on new and existing commercial airplanes;

•	Increased opportunities for aftermarket growth due to airline outsourcing;

•	Growth in global maintenance, repair and overhaul (MRO) opportunities for our systems and components, particularly in Europe, Asia and the Middle East, where we have expanded our capacity; and

•	Expansion of our product offerings in support of key areas in the defense and space market channel, such as helicopter products and systems, ISR products and precision guidance systems for munitions.

Year Ended December 31, 2011 Sales Content by Market Channel

During 2011, approximately 95% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	17%
Boeing Commercial OE	11%
Regional, Business and General Aviation Airplane OE	7%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	35%

Large Commercial Airplane Aftermarket	24%
Regional, Business and General Aviation Airplane Aftermarket	6%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	30%

Total Defense and Space	30%

Other	5%

Total	100%

Results of Operations — Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

			Favorable/ (Unfavorable)
	2011	2010	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$8,074.9	$6,966.9	$1,108.0	15.9

Segment operating income (1)	$1,493.9	$1,153.9	$340.0	29.5
Corporate general and administrative costs	(158.1)	(155.6)	(2.5)	(1.6)

Total operating income	1,335.8	998.3	337.5	33.8
Net interest expense	(137.8)	(136.3)	(1.5)	(1.1)
Other income (expense) — net	(33.5)	(57.1)	23.6	41.3

Income from continuing operations before income taxes	1,164.5	804.9	359.6	44.7
Income tax expense	(346.0)	(220.5)	(125.5)	(56.9)

Income from continuing operations	818.5	584.4	234.1	40.1
Income from discontinued operations	0.3	2.2	(1.9)	(86.4)

Consolidated net income	818.8	586.6	232.2	39.6
Net income attributable to noncontrolling interests	(8.4)	(7.9)	(0.5)	(6.3)

Net income attributable to Goodrich	$810.4	$578.7	$231.7	40.0

Effective tax rate	29.7%	27.4%

			Favorable/ (Unfavorable)
	2011	2010	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Diluted EPS:
Continuing operations	$6.33	$4.50	$1.83	40.7

Net income attributable to Goodrich	$6.33	$4.51	$1.82	40.4

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 4, “Business Segment Information” to our consolidated financial statements.

Sales

The sales increase in 2011 as compared to 2010 was driven by changes in our major market channels as follows:

•	Large commercial airplane original equipment sales increased by approximately $337 million, or 18%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately $179 million, or 42%, of which approximately 20% represented organic growth;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately $318 million, or 15%, of which approximately 13% was organic growth; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $224 million, or 10%, of which approximately 6% represented organic growth.

Segment operating income

See discussion in the “Business Segment Performance” section.

Corporate general and administrative costs

Corporate general and administrative costs increased primarily due to higher incentive and share-based compensation expense and unfavorable foreign exchange, partially offset by reductions in discretionary spending.

Other income (expense) — net

Other income (expense) — net decreased for 2011 as compared to 2010, primarily as a result of:

•

A 2010 net loss of $34.9 million related to the redemption of all our senior notes due in 2012 and higher income of approximately $8 million in 2011 from equity in affiliated companies; partially offset by

•	Merger related expenses of approximately $18 million in 2011.

Income from continuing operations

In addition to the items described above, income from continuing operations during 2011 as compared to 2010 was also affected by the following items:

	Increase (Decrease)
	Pre- Tax	After Tax	Diluted EPS
	(Dollars in millions, except diluted EPS)
Lower pension and postretirement benefits expense	$78.1	$49.5	$0.39

Changes in estimates on long-term contracts	$10.1	$6.4	$0.05

Higher effective tax rate	$—	$(26.8)	$(0.21)

Higher share-based compensation	$(23.7)	$(15.0)	$(0.12)

Landing gear plant closure costs	$(20.1)	$(12.8)	$(0.10)

Merger related expenses	$(18.2)	$(11.5)	$(0.09)

Microtecnica acquisition-related costs	$(8.4)	$(8.4)	$(0.07)

Lower pension and postretirement benefits expense

The decrease in pension and postretirement benefits expense was primarily due to the result of actuarial changes, including the change in the amortization period for gains and losses for our U.S. salaried plan; the benefit of $471 million in contributions that were made in 2010 and favorable returns on our plan assets in 2010, partially offset by unfavorable plan assumption changes.

Changes in estimates on long-term contracts

During 2011 and 2010, we updated our estimates on certain of our long-term contracts, primarily in our aerostructures and intelligence, surveillance and reconnaissance systems (ISR) businesses, which resulted in higher income of approximately $10 million in 2011 compared to 2010. Changes in estimates increased pre-tax income by $108.1 million and $98 million in 2011 and 2010, respectively. These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.

Higher effective tax rate

For 2011, we reported an effective tax rate of 29.7% as compared to 27.4% for 2010. The increase in the effective tax rate was primarily due to an increase in domestic income which was taxed at a higher effective tax rate. In 2011 and 2010, the effective tax rates were reduced by a tax settlement with the IRS for the remaining unresolved issues for tax years prior to 2000 and a comprehensive settlement with the California Tax Board addressing all issues for tax years 1985 to 2001, respectively. The 2010 effective tax rate included a $10 million charge due to the enactment of health care reform legislation in the U.S.

Higher share-based compensation

The increase in share-based compensation was primarily due to a higher grant date fair value for our restricted stock units and stock options and the favorable change in our share price during 2011 for awards paid in cash. The significant share price increase was primarily related to the Merger Agreement entered into by us with UTC. This increase in the share price resulted in approximately $18 million of additional compensation cost during 2011. The Merger Agreement prohibits us from granting new awards pursuant to employee share-based compensation plans after September 21, 2011 (except under certain conditions in the event the Merger is not consummated prior to August 31, 2012). See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” and Note 6, “Share-Based Compensation” to our consolidated financial statements.

Landing gear plant closure costs

During 2011, we incurred $20.1 million of costs related to the announced closure of a facility in our landing gear business due to declining program volumes. We will close the facility and incur substantially all of the costs by the end of 2012. See Note 4, “Business Segment Information” to our consolidated financial statements.

Merger related expenses

During 2011, we incurred $18.2 million of costs related to the announced Merger Agreement with UTC, primarily investment bank fees, legal costs and other filing fees and expenses. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” to our consolidated financial statements.

Microtecnica acquisition-related costs

During 2011, we acquired Microtecnica and incurred $8.4 million of acquisition-related costs, including foreign currency costs associated with pre-positioning cash to execute the acquisition.

Results of Operations — Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

			Favorable/ (Unfavorable)
	2010	2009	$ Change	% Change
	(Dollars in millions, except diluted EPS)
Sales	$6,966.9	$6,685.6	$281.3	4.2

Segment operating income(1)	$1,153.9	$1,058.6	$95.3	9.0
Corporate general and administrative costs	(155.6)	(129.4)	(26.2)	(20.2)

Total operating income	998.3	929.2	69.1	7.4
Net interest expense	(136.3)	(119.9)	(16.4)	(13.7)
Other income (expense) — net	(57.1)	(25.2)	(31.9)	(126.6)

Income from continuing operations before income taxes	804.9	784.1	20.8	2.7
Income tax expense	(220.5)	(207.8)	(12.7)	(6.1)

Income from continuing operations	584.4	576.3	8.1	1.4
Income from discontinued operations	2.2	34.5	(32.3)	(93.6)

Consolidated net income	586.6	610.8	(24.2)	(4.0)
Net income attributable to noncontrolling interests	(7.9)	(13.5)	5.6	41.5

Net income attributable to Goodrich	$578.7	$597.3	$(18.6)	(3.1)

Effective tax rate	27.4%	26.5%

Diluted EPS:
Continuing operations	$4.50	$4.43	$0.07	1.6

Net income attributable to Goodrich	$4.51	$4.70	$(0.19)	(4.0)

(1)	We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to our reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that were not directly associated with a specific business were not allocated to the segments. For a reconciliation of total segment operating income to total operating income, see Note 4, “Business Segment Information” to our consolidated financial statements.

Sales

The sales increase in 2010 as compared to 2009 was driven by changes in our major market channels as follows:

•	Large commercial airplane original equipment sales increased by approximately $65 million, or 4%;

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

Net interest expense

Net interest expense increased primarily as a result of higher debt levels in 2010 as compared to 2009.

Other income (expense) — net

Other income (expense) — net increased for 2010 as compared to 2009, primarily as a result of:

•	A net loss of $34.9 million related to the redemption of all our senior notes due in 2012. See Note 11, “Financing Arrangements”, to our consolidated financial statements; partially offset by

•	Lower retiree health care, legal and environmental costs related to previously owned businesses of approximately $5 million.

Income from continuing operations

In addition to the items described above, income from continuing operations during 2010 as compared to 2009 was also affected by the following items:

	Increase (Decrease)
	Pre- Tax	After Tax	Diluted EPS
	(Dollars in millions, except diluted EPS)
Changes in estimates on long-term contracts	$52.9	$33.0	$0.26

Lower pension and postretirement benefits expense	$19.3	$12.2	$0.11

Foreign exchange, including net monetary asset remeasurement	$7.1	$4.5	$0.04

Higher share-based compensation	$(14.7)	$(9.2)	$(0.06)

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

BUSINESS SEGMENT PERFORMANCE

We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net and income taxes to the reporting segments. The company-wide ERP costs that were not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for our consolidated financial statements. For a reconciliation of total segment operating income to total operating income and a description of our three business segments, see Note 4, “Business Segment Information” to our consolidated financial statements.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

	Year Ended December 31,		$	%	% Sales
	2011	2010	Change	Change	2011	2010
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$2,945.3	$2,491.5	$453.8	18.2
Nacelles and Interior Systems	2,796.7	2,339.5	457.2	19.5
Electronic Systems	2,332.9	2,135.9	197.0	9.2

Total Sales	$8,074.9	$6,966.9	$1,108.0	15.9

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$373.4	$273.1	$100.3	36.7	12.7	11.0
Nacelles and Interior Systems	729.7	555.9	173.8	31.3	26.1	23.8
Electronic Systems	390.8	324.9	65.9	20.3	16.8	15.2

Segment Operating Income	$1,493.9	$1,153.9	$340.0	29.5	18.5	16.6

Actuation and Landing Systems:    Actuation and Landing Systems segment sales for 2011 increased from 2010 primarily due to the following:

•	Higher large commercial airplane OE sales of approximately $156 million primarily in our landing gear and actuation systems businesses;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $115 million, primarily in our wheels and brakes and actuation systems businesses;

•	Higher defense and space OE and aftermarket sales of approximately $86 million, primarily in our actuation systems business, including sales associated with the Microtecnica acquisition;

•	Higher regional, business and general aviation airplane OE sales of approximately $36 million across all businesses, including sales associated with the Microtecnica acquisition; and

•	Higher other aerospace and non-aerospace sales of approximately $61 million, primarily in our actuation systems and engine components businesses.

Actuation and Landing Systems segment operating income for 2011 increased from 2010 primarily as a result of the following:

•	Higher sales volume and favorable product mix across all businesses which resulted in higher income of approximately $115 million;

•	Favorable pricing partially offset by higher operating costs, across all businesses, which resulted in higher income of approximately $11 million; and

•	Favorable foreign exchange of approximately $9 million; partially offset by

•	Costs of approximately $20 million associated with the decision to close a facility in our landing gear business;

•	Lower income of approximately $9 million related to changes in estimates for certain long-term contracts in our wheels and brakes business that were more favorable in 2010; and

•	Costs related to the acquisition of Microtecnica of approximately $8 million.

Nacelles and Interior Systems:    Nacelles and Interior Systems segment sales for 2011 increased from 2010 primarily due to the following:

•	Higher large commercial OE sales of approximately $160 million, primarily in our aerostructures business;

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $133 million, primarily in our aerostructures and interiors businesses;

•

Higher regional, business, and general aviation airplane OE sales of approximately $124 million, primarily in our aerostructures and interiors businesses, including sales associated with the DeCrane and Winslow Marine Products Corporation (Winslow) acquisitions; and

•	Higher defense and space OE and aftermarket sales of approximately $41 million, primarily in our interiors business.

Nacelles and Interior Systems segment operating income for 2011 increased from 2010 primarily due to the following:

•

Higher sales volume and favorable product mix, primarily in our aerostructures and interiors business, which resulted in higher income of approximately $127 million, primarily in our aerostructures and interiors businesses;

•	Favorable pricing and lower operating costs, primarily in our aerostructures business, which resulted in higher income of approximately $42 million; and

•	Higher income of approximately $7 million related to changes in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2011.

Electronic Systems:    Electronic Systems segment sales for 2011 increased from 2010 primarily due to the following:

•	Higher defense and space OE and aftermarket sales of approximately $97 million, primarily in our sensors and integrated systems and ISR businesses;

•

Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $70 million primarily in our sensors and integrated systems and engine controls and electrical power businesses;

•	Higher large commercial airplane OE sales of approximately $21 million, primarily in our sensors and integrated systems business and engine controls and electrical power businesses; and

•

Higher regional business and general aviation airplane OE sales of approximately $19 million, primarily in our sensors and integrated systems business and engine controls and electrical power businesses; partially offset by

•	Lower other aerospace and non-aerospace sales of approximately $10 million primarily in our sensors and integrated systems business.

Electronic Systems segment operating income for 2011 increased from 2010 primarily due to the following:

•	Higher sales volume and favorable product mix across most businesses which resulted in higher income of approximately $67 million; and

•

Higher income of approximately $11 million related to changes in estimates for certain long-term contracts in our ISR business, consisting of favorable changes in estimates of approximately $10 million in the year ended December 31, 2011 compared to a charge of approximately $1 million in the year ended December 31, 2010; partially offset by

•

Higher operating costs across all businesses partially offset by favorable pricing in our sensors and integrated systems and engine controls and electrical power systems businesses, which resulted in lower income of approximately $13 million.

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

Electronic Systems:    Electronic Systems segment sales for 2010 increased from 2009 primarily due to the following:

•

Higher defense and space OE and aftermarket sales of approximately $252 million, primarily in our sensors and integrated systems and ISR businesses, including sales associated with the acquisition of AIS Global Holdings LLC (AIS) which occurred in December 2009;

•	Higher other aerospace and non-aerospace sales of approximately $19 million in our sensors and integrated systems business;

•

Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $15 million primarily in our sensors and integrated systems and engine controls and electrical power businesses;

•	Higher regional business and general aviation airplane OE sales of approximately $7 million, primarily in our engine controls and electrical power business; and

•	Higher large commercial airplane OE sales of approximately $4 million, primarily in our sensors and integrated systems business.

Electronic Systems segment operating income for 2010 increased from 2009 primarily due to the following:

•	Higher sales volume in all of our businesses, partially offset by unfavorable product mix, which resulted in higher income of approximately $49 million; and

•	Favorable pricing and reduced operating costs across most businesses, which resulted in higher income of approximately $6 million; partially offset by

•	Restructuring costs in 2010 in our ISR business, which resulted in lower income of approximately $5 million.

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

Sales to non-U.S. customers were $4,073 million or 50% of total sales, $3,455 million or 50% of total sales and $3,387 million or 51% of total sales for 2011, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We currently expect to fund expenditures for capital requirements and other liquidity needs from a combination of cash, internally generated funds and financing arrangements. We believe our internal liquidity, together with access to external capital resources, will be sufficient to satisfy existing plans and commitments, and also provide adequate financial flexibility due to our strong balance sheet, lack of any large near-term funding requirements and a strong banking group with a committed credit facility.

The following events have affected our liquidity and capital resources during 2011:

•	We repurchased 1 million shares for $84 million under our share repurchase program;

•	We contributed approximately $119 million to our worldwide pension and postretirement benefit plans through December 31, 2011;

•	We paid a quarterly dividend of $0.29 per share on April 1, July 1 and October 3;

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

•	On September 30, 2011, we acquired Winslow for $49.5 million in cash, net of cash acquired. Winslow is reported in the Nacelles and Interior Systems segment; and

•	On October 27, 2011, we renewed our registration statement that allows us to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Cash

We had cash and cash equivalents of $987 million and $798.9 million at December 31, 2011 and 2010, respectively, of which $253.6 million and $189 million, respectively, was held at non U.S. locations. We would need to accrue and pay taxes if certain amounts held at non U.S. locations were repatriated. We currently do not intend to repatriate these funds.

Credit Facilities

We have the following amounts available under our credit facilities:

•	$700 million committed global revolving credit facility that expires in May 2016, of which $650.7 million was available at December 31, 2011; and

•

$75 million of uncommitted domestic money market facilities, of which $37.4 million was available at December 31, 2011, and $154.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing and documentary credit requirements, of which $129.5 million was available at December 31, 2011.

Long-Term Financing

At December 31, 2011, we had long-term debt and capital lease obligations, including current maturities, of $2,376 million, with maturities ranging from 2012 to 2046. There are no material maturities of long-term debt or capital lease obligations occurring until 2016. We also maintain a shelf registration statement that allows us to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

Off-Balance Sheet Arrangements

Lease Commitments

We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $218.9 million at December 31, 2011.

Derivatives

We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:

•

Foreign Currency Contracts Designated as Cash Flow Hedges:    At December 31, 2011, our contracts had a notional amount of $1,933.7 million, fair value of a $6.5 million net liability and maturity dates ranging from January 2012 to December 2016. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a loss of $0.2 million. During 2011, 2010 and 2009 we realized a net gain of $11.5 million and net losses of $32.2 million and $49.6 million, respectively, related to contracts that settled.

•

Foreign Currency Contracts not Designated as Hedges:    At December 31, 2011, we had no contracts outstanding. During 2011, 2010 and 2009, we realized net losses of $17 million, $26.2 million and net gains of $9.8 million, respectively, for contracts entered into and settled during those periods.

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

Contractual Obligations and Other Commercial Commitments

The following table reflects our contractual obligations and commercial commitments as of December 31, 2011. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us pursuant to a funding commitment.

	Total	2012	2013-2014	2015-2016	Thereafter
	(Dollars in millions)
Contractual Obligations Payments Due by Period
Short-Term and Long-Term Debt(1)	$2,377.3	$25.0	$—	$306.5	$2,045.8
Capital Lease Obligations	33.2	2.1	4.9	5.8	20.4
Operating Leases	218.9	50.4	71.3	42.1	55.1
Purchase Obligations(2)	960.4	890.5	67.4	2.2	0.3
Other Long-Term Obligations(3)	164.3	10.1	30.0	59.1	65.1

Total	$3,754.1	$978.1	$173.6	$415.7	$2,186.7

Other Commercial Commitments Amount of Commitments that Expire per Period
Lines of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit & Bank Guarantees	117.6	78.0	29.5	1.8	8.3
Guarantees	87.8	12.4	19.8	25.4	30.2
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	9.6	7.2	2.4	—	—

Total	$215.0	$97.6	$51.7	$27.2	$38.5

(1)	As of December 31, 2011, we had in place a committed syndicated revolving credit facility which expires in May 2016 and permits borrowing up to a maximum of $700 million; $75 million of uncommitted domestic money market facilities; and $154.8 million of uncommitted and committed foreign working capital facilities. As of December 31, 2011, we had borrowing capacity under our committed syndicated revolving credit facility of $650.7 million.

(2)	Purchase obligations include an estimated amount of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

(3)	Includes participation payments of approximately $131 million for aircraft component delivery programs, most of which is to be paid by 2019.

The table excludes our pension and other postretirement benefits obligations. Worldwide pension contributions were $91.4 million and $444.1 million in 2011 and 2010, respectively. These contributions include both voluntary and required employer contributions, as well as pension benefits paid directly by us. Of these amounts, $30.3 million and $392 million were contributed to the qualified U.S. pension plans in 2011 and 2010, respectively. We expect to make pension contributions of approximately $150 million to $200 million to our worldwide pension plans during 2012. Our postretirement benefits other than pensions are not required to be funded in advance, so benefit payments, including medical costs and life insurance, are paid as they are incurred. We made postretirement benefit payments other than pension, net of the Medicare Part D subsidy, of $27.5 million and $27.2 million in 2011 and 2010, respectively. We expect to make net payments of approximately $28 million during 2012. See Note 13, “Pensions and Postretirement Benefits” of our consolidated financial statements for a further discussion of our pension and postretirement other than pension plans.

Since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities, the table also excludes our liability for unrecognized tax benefits of $162.7 million as of December 31, 2011.

CASH FLOW

The following table summarizes our cash flow activity for 2011, 2010 and, 2009:

	Year Ended December 31,
	(Dollars in millions)
Net Cash Provided by (Used in):	2011	2010	2009
Operating activities of continuing operations	$1,180.0	$514.3	$656.5
Investing activities of continuing operations	$(821.0)	$(566.0)	$(561.8)
Financing activities of continuing operations	$(164.3)	$49.2	$304.6
Discontinued operations	$(0.4)	$(0.7)	$34.1

Year Ended December 31, 2011 as Compared to December 31, 2010

Operating Activities of Continuing Operations

The increase in net cash provided by operating activities in 2011 primarily consisted of higher cash flow from operations and lower pension contributions. Pension and postretirement benefit contributions were $119.4 million and $471.3 million for 2011 and 2010, respectively.

Investing Activities of Continuing Operations

Net cash used by investing activities for 2011 and 2010 included capital expenditures of $317.5 million and $222.3 million, respectively. In addition, we paid cash in 2011, net of cash acquired, of $457.1 million for Microtecnica and $49.5 for Winslow. We paid cash in 2010, net of cash acquired, of $51.7 million for Crompton Technology Group, Ltd. (CTG) and $281 million for the cabin management assets of DeCrane.

We expect capital expenditures in 2012 to be approximately $400 million which reflect ongoing investments to support the current delivery rates for in-service airplanes, introductions of new airplane models and engine types, facility expansions and competitive cost country manufacturing and productivity initiatives.

Financing Activities of Continuing Operations

The increase in net cash used in financing activities for 2011 was primarily due to lower net proceeds from the issuance and repayments of long-term debt, partially offset by lower purchases of our common stock in connection with our share repurchase program and lower dividend payments as the dividend declared in the fourth quarter of 2010 was paid on December 30, 2010.

Our share repurchase program was initially approved by the Board of Directors on October 24, 2006 and increased by the Board on February 19, 2008, to $600 million in total. On February 15, 2011, the Board approved an additional increase to $1.1 billion in total. The primary purpose of the program is to reduce dilution to existing shareholders from our share-based compensation plans. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as we deem appropriate, subject to market conditions, regulatory requirements and other factors. Our share repurchase program does not obligate us to repurchase any particular amount of common stock and no time limit was set for completion of the program. The program may be suspended or discontinued at any time without notice. As of December 31, 2011, we have repurchased approximately 9.8 million shares for approximately $621 million at an average price of $63.16 per share.

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

Investing Activities of Continuing Operations

Net cash used by investing activities for 2010 and 2009 included capital expenditures of $222 million and $169 million, respectively. In addition, we paid cash in 2010, net of cash acquired, of $57.1 million for CTG and $281 million for the cabin management assets of DeCrane. We paid cash in 2009, net of cash acquired, of $29.2 million for Cloud Cap Technology, Inc. and $362.2 million for AIS Global Holdings LLC.

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

CONTINGENCIES

See Note 16, “Contingencies”, to our consolidated financial statements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

We do not expect the adoption of new accounting standards in 2012 to have a material impact on our financial condition or results of operations. See Note 3, “New Accounting Standards”, to our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, goodwill and intangible assets, income taxes, financing obligations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, share-based compensation, pensions and other postretirement benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

Inventoried costs on long-term contracts include certain pre-production costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. During the early years of a contract, manufacturing costs per unit delivered are typically greater than the estimated average unit cost for the total contract. This excess manufacturing cost for units shipped results in an increase in inventory (referred to as “excess-over-average”) during the early years of a contract. See Note 9, “Inventories”, to our consolidated financial statements.

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

Goodwill and Identifiable Intangible Assets

Goodwill is not amortized but is tested for impairment annually, or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is November 30. Qualitative factors are assessed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting units is less than the net book value. Based upon the qualitative assessment as of our November 30, 2011 testing date, we determined that our goodwill was not impaired.

Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets may not be recoverable, and our estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The determination of undiscounted cash flow is based on our segments’ long-term strategic plans. The revenue growth is based upon aircraft build projections from aircraft manufacturers and widely available external publications. The profit margin assumption is based upon the current cost structure and anticipated cost reductions. Changes to these assumptions could result in the recognition of impairment.

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

Participation Payments

Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At December 31, 2011 and 2010, the carrying amount of participation payments was $175.8 million and $116.7 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2011, 2010 or 2009. See Note 15, “Supplemental Balance Sheet Information” to our consolidated financial statements.

Sales Incentives

We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At December 31, 2011 and 2010, the carrying amount of sales incentives was $62.7 million and $55.6 million, respectively. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No significant impairment charges were recorded in 2011, 2010 or 2009. See Note 15, “Supplemental Balance Sheet Information” to our consolidated financial statements.

Flight Certification Costs

When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At December 31, 2011 and 2010, the carrying amount of flight certification costs was $47 million and $42.8 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in 2011, 2010 or 2009. See Note 15, “Supplemental Balance Sheet Information” to our consolidated financial statements.

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

Share-Based Compensation

We utilize the fair value method of accounting to account for share-based compensation awards. See Note 6, “Share-Based Compensation”, to our consolidated financial statements.

As described in Note 1, “Goodrich Merger Agreement with United Technologies Corporation”, to our consolidated financial statements, the Merger Agreement prohibits us from granting new awards pursuant to employee share-based compensation plans after September 21, 2011 (except under certain conditions in the event the Merger is not consummated prior to August 31, 2012).

Assumptions

Stock Options

We use the Black-Scholes-Merton formula to estimate the expected value that our employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and expected dividend yield. Our weighted-average assumptions included:

	2011	2010	2009
Risk-free interest rate %	2.2	2.9	1.8
Expected dividend yield %	1.3	1.6	2.6
Historical volatility factor %	35.6	35.0	33.3
Weighted-average expected life of the options (years)	5.6	5.7	5.6

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

Restricted Stock Units

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value was $88.63, $65.46 and $38.39 per unit during 2011, 2010 and 2009, respectively.

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

Pension and Postretirement Benefits Other Than Pensions

We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our worldwide pension and postretirement benefits other than pensions. All significant assumptions are evaluated at least annually. Assumptions such as the rate of compensation increase, health care cost projections, the mortality rate assumption, and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. The U.S. and the U.K. discount rates are determined using a bond settlement approach based on a hypothetical portfolio of high quality corporate bonds whose coupon payments and maturity values are designed to match the projected benefit payment cash flows of the underlying pension and OPEB obligations. Only high quality AA-graded or better, non-callable corporate bonds are included in this bond portfolio. The discount rate for Canada resulted from benchmark plans with similar durations as the Canadian plans, plotted against the respective Canadian yield curves of AA-graded corporate bonds. The appropriate benchmarks by applicable country are used for pension plans other than those in the U.S., U.K. and Canada. See Note 13, “Pensions and Postretirement Benefits” to our consolidated financial statements.

We generally amortize the actuarial gains and losses for our pension plans over the average future service period of the active participants. Beginning in 2011, we amortized the actuarial gains and losses over the remaining life of the plan participants in our U.S. salaried plan since almost all of the plan participants in that plan are now inactive.

Sensitivity Analysis

The table below quantifies the approximate impact at December 31, 2011 of a one-quarter percentage point change in the assumed discount rate and expected long-term rate of return on plan assets for our pension plan cost and liability, holding all other assumptions constant. The discount rate assumption is selected each year based on market conditions in effect as of the disclosure date. The rate selected is used to measure liabilities as of the disclosure date and for calculating the following year’s pension expense.

	.25 Percentage Point Increase	.25 Percentage Point Decrease
	(Dollars in millions)
Increase (decrease) in annual costs
Discount rate	$(8.8)	$9.9
Expected long-term rate of return	$(8.3)	$8.3
Increase (decrease) in projected benefit obligation
Discount rate	$(145.6)	$151.0

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate on our annual cost and balance sheet liability for postretirement benefits other than pension obligations holding all other assumptions constant.

	One Percentage Point Increase	One Percentage Point Decrease
	(Dollars in millions)
Increase (decrease) in total of service and interest cost components
Health care cost trend rate	$0.8	$(0.7)
Increase (decrease) in accumulated postretirement benefit obligation
Health care cost trend rate	$17.7	$(15.9)

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

Important factors that could cause actual results to differ from expected performance include, but are not limited to:

•

demand for and market acceptance of new and existing products, such as the Airbus A350 XWB, A320neo and A380, the Boeing 787 and 737 MAX, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to maintain profitability on the aerostructures 787 OE contract with Boeing;

•	our ability to extend our commercial OE contracts beyond the initial contract periods;

•

cancellation or delays of orders or contracts by customers or with suppliers, including delays or cancellations associated with the Airbus A350 XWB, A320neo and A380, the Boeing 787 and 737 MAX, the EMBRAER 190, the Mitsubishi Regional Jet (MRJ), the Bombardier CSeries, the Dassault Falcon 7X and the Lockheed Martin F-35 Lightning II and the Northrop Grumman Joint STARS re-engining program;

•	our ability to obtain price adjustments pursuant to certain of our long-term contracts;

•	the financial viability of key suppliers and the ability of our suppliers to perform under existing contracts;

•	the extent to which we are successful in integrating and achieving expected operating synergies for recent and future acquisitions;

•	performance issues with products currently in production or in use and successful development of products and advanced technologies;

•	the impact of bankruptcies and/or consolidations in the airline industry;

•	the health of the commercial aerospace industry, including the large commercial, regional, business and general aviation aircraft manufacturers;

•	global demand for aircraft spare parts and aftermarket services;

•	changing priorities or reductions in the defense budgets in the U.S. and other countries, U.S. foreign policy and the level of activity in military flight operations;

•	the possibility of restructuring and consolidation actions and the successful implementation of any announced actions;

•	threats and events associated with and efforts to combat terrorism;

•	the extent to which changes in regulations and/or assumptions result in changes to expenses relating to employee and retiree medical and pension benefits;

•	competitive product and pricing pressures;

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

•

uncertainties and business impacts associated with the proposed acquisition of the Company by United Technologies, including uncertainties relating to the anticipated timing of filings and approvals relating to the transaction, the expected timing of completion of the transaction and the ability to complete the transaction; and

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

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and foreign currency exchange rates, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We use such derivative financial instruments as risk management tools and not for speculative investment purposes. See Note 17, “Derivatives and Hedging Activities” in our consolidated financial statements for a description of current developments involving our hedging activities.

We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations. The table below provides information about our financial instruments that are sensitive to changes in interest rates. At December 31, 2011, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by approximately $0.5 million. At December 31, 2011 we had no interest rate swaps outstanding.

The table represents principal cash flows and related weighted-average interest rates by expected (contractual) maturity dates.

Expected Maturity Dates

Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Dollars in millions)
Fixed Rate	$—	$—	$—	$—	$290.7	$2,053.6	$2,344.3	$2,743.6
Average Interest Rate	—	—	—	—	6.3%	5.6%	5.7%	—
Variable Rate	$25.0	—	—	—	$12.3	$16.5	$53.8	$53.8
Average Interest Rate	1.6%	—	—	—	2.6%	0.2%	1.4%	—
Capital Lease Obligations	$2.1	$1.9	$3.0	$2.9	$2.9	$20.4	$33.2	$23.7

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

Foreign exchange negatively impacted our business segments’ financial results in 2011. Approximately 7% of our revenues and approximately 20% of our costs are denominated in currencies other than the U.S. Dollar. Approximately 95% of these net costs are in Great Britain Pounds Sterling, Euros, Canadian Dollars, Polish Zlotys and Indian Rupee. We hedge a portion of our exposure of U.S. Dollar sales on an ongoing basis.

As currency exchange rates fluctuate, translation of the income statements of our international businesses into U.S. Dollars will affect comparability of revenues and expenses between years.

We have entered into foreign exchange forward contracts to sell U.S. Dollars for Great Britain Pounds Sterling, Canadian Dollars, Euros, Indian Rupees and Polish Zlotys. These forward contracts are used to mitigate a portion of the potential volatility of earnings and cash flows arising from changes in currency exchange rates. As of December 31, 2011 we had the following forward contracts:

Currency	Notional Amount	Buy/Sell
	(Dollars in millions)
Great Britain Pounds Sterling	$693.8	Buy
Euros	$584.0	Buy
Canadian Dollars	$510.2	Buy
Indian Rupees	$80.2	Buy
Polish Zlotys	$65.5	Buy

These forward contracts mature on a monthly basis with maturity dates that range from January 2012 to December 2016.

At December 31, 2011, a hypothetical 10 percent strengthening of the U.S. Dollar against other foreign currencies would decrease the value of the forward contracts described above by $213 million. The fair value of these foreign currency forward contracts was a liability of $6.5 million at December 31, 2011. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

In addition to the foreign exchange cash flow hedges, we enter into foreign exchange forward contracts to manage foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. As of December 31, 2011, we had no forward contracts outstanding.

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

Goodrich’s management assessed the effectiveness of Goodrich’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that Goodrich maintained effective internal control over financial reporting as of December 31, 2011.

Goodrich’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of Goodrich’s internal control over financial reporting. This report appears on page 47.

/S/ MARSHALL O. LARSEN
Marshall O. Larsen
Chairman, President and
Chief Executive Officer

/S/ SCOTT E. KUECHLE
SCOTT E. KUECHLE
Executive Vice President and
Chief Financial Officer

/S/ SCOTT A. COTTRILL
SCOTT A. COTTRILL
Vice President and Controller
(Principal Accounting Officer)

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Goodrich Corporation

We have audited the accompanying consolidated balance sheets of Goodrich Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodrich Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Goodrich Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Goodrich Corporation

We have audited Goodrich Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Goodrich Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Goodrich Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Goodrich Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income, cash flows and equity for each of the three years in the period ended December 31, 2011 of Goodrich Corporation and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

February 23, 2012

Consolidated Statement of Income for the Years Ended December 31, 2011, 2010 and 2009

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions, except per share amounts)
Sales	$8,074.9	$6,966.9	$6,685.6
Operating costs and expenses:
Cost of sales	5,502.8	4,843.9	4,724.1
Selling and administrative costs	1,236.3	1,124.7	1,032.3

	6,739.1	5,968.6	5,756.4

Operating Income	1,335.8	998.3	929.2
Interest expense	(138.7)	(137.5)	(121.0)
Interest income	0.9	1.2	1.1
Other income (expense) — net	(33.5)	(57.1)	(25.2)

Income from continuing operations before income taxes	1,164.5	804.9	784.1
Income tax expense	(346.0)	(220.5)	(207.8)

Income From Continuing Operations	818.5	584.4	576.3
Income from discontinued operations — net of income taxes	0.3	2.2	34.5

Consolidated Net Income	818.8	586.6	610.8
Net income attributable to noncontrolling interests	(8.4)	(7.9)	(13.5)

Net Income Attributable to Goodrich	$810.4	$578.7	$597.3

Amounts attributable to Goodrich:
Income from continuing operations	$810.1	$576.5	$562.8
Income from discontinued operations — net of income taxes	0.3	2.2	34.5

Net Income Attributable to Goodrich	$810.4	$578.7	$597.3

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$6.39	$4.54	$4.47
Discontinued operations	—	0.02	0.28

Net Income Attributable to Goodrich	$6.39	$4.56	$4.75

Diluted Earnings Per Share
Continuing operations	$6.33	$4.50	$4.43
Discontinued operations	—	0.01	0.27

Net Income Attributable to Goodrich	$6.33	$4.51	$4.70

See Notes to Consolidated Financial Statements

Consolidated Balance Sheet as of December 31, 2011 and 2010

CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(Dollars in millions, except share amounts)
Current Assets
Cash and cash equivalents	$987.0	$798.9
Accounts and notes receivable — net	1,343.2	1,102.7
Inventories — net	2,876.6	2,449.4
Deferred income taxes	197.8	158.3
Prepaid expenses and other assets	60.0	68.1
Income taxes receivable	—	93.7

Total Current Assets	5,464.6	4,671.1

Property, plant and equipment — net	1,633.2	1,521.5
Goodwill	1,991.0	1,762.2
Identifiable intangible assets — net	917.2	675.8
Deferred income taxes	36.4	16.4
Other assets	671.3	624.6

Total Assets	$10,713.7	$9,271.6

Current Liabilities
Short-term debt	$25.0	$4.1
Accounts payable	768.8	514.0
Accrued expenses	1,211.1	1,041.8
Income taxes payable	45.8	2.9
Deferred income taxes	23.3	28.1
Current maturities of long-term debt and capital lease obligations	1.6	1.5

Total Current Liabilities	2,075.6	1,592.4

Long-term debt and capital lease obligations	2,374.4	2,352.8
Pension obligations	904.3	556.7
Postretirement benefits other than pensions	286.2	296.9
Long-term income taxes payable	174.0	150.7
Deferred income taxes	560.5	431.2
Other non-current liabilities	600.2	503.1
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 149,713,719 shares at December 31, 2011 and 148,213,331 shares at December 31, 2010 (excluding 14,000,000 shares held by a wholly owned subsidiary)	748.6	741.1
Additional paid-in capital	1,870.7	1,751.2
Income retained in the business	3,190.3	2,527.2
Accumulated other comprehensive income (loss)	(1,011.2)	(676.1)
Common stock held in treasury, at cost (24,422,527 shares at December 31, 2011 and 23,259,865 shares at December 31, 2010)	(1,098.3)	(996.5)

Total Shareholders’ Equity	3,700.1	3,346.9
Noncontrolling interests	38.4	40.9

Total Equity	3,738.5	3,387.8

Total Liabilities And Equity	$10,713.7	$9,271.6

See Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Operating Activities
Consolidated net income	$818.8	$586.6	$610.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.3)	(2.2)	(34.5)
Restructuring and consolidation:
Expenses	29.6	7.3	21.6
Payments	(10.1)	(6.2)	(13.6)
Pension and postretirement benefits:
Expenses	102.1	180.2	199.5
Contributions and benefit payments	(119.4)	(471.3)	(271.8)
Depreciation and amortization	310.1	280.1	249.3
Excess tax benefits related to share-based payment arrangements	(15.6)	(21.9)	(5.0)
Share-based compensation expense	105.1	81.4	66.7
Loss on extinguishment of debt	—	34.9	—
Deferred income taxes	97.6	156.7	139.4
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(197.0)	(15.8)	44.8
Inventories, net of pre-production and excess-over-average	(81.1)	(11.2)	(42.3)
Pre-production and excess-over-average inventories	(294.6)	(161.9)	(180.2)
Other current assets	7.2	(12.9)	5.5
Accounts payable	189.3	7.7	(142.7)
Accrued expenses	104.5	28.3	2.5
Income taxes payable/receivable	167.6	(75.9)	51.2
Other assets and liabilities	(33.8)	(69.6)	(44.7)

Net Cash Provided By Operating Activities	1,180.0	514.3	656.5

Investing Activities
Purchases of property, plant and equipment	(317.5)	(222.3)	(169.0)
Proceeds from sale of property, plant and equipment	1.8	0.9	1.3
Net payments made for acquisitions, net of cash acquired	(503.3)	(342.6)	(392.1)
Investments in and advances to equity investees	(2.0)	(2.0)	(2.0)

Net Cash Used In Investing Activities	(821.0)	(566.0)	(561.8)

Financing Activities
Increase (decrease) in short-term debt, net	(17.7)	0.9	(35.0)
Debt redemption premium	—	(37.4)	—
Net proceeds from issuance of long-term debt	32.0	593.9	597.0
Repayments of long-term debt and capital lease obligations	(17.5)	(258.3)	(120.5)
Proceeds from issuance of common stock	47.0	94.4	35.3
Purchases of treasury stock	(101.8)	(179.5)	(23.8)
Dividends paid	(111.0)	(173.1)	(125.6)
Excess tax benefits related to share-based payment arrangements	15.6	21.9	5.0
Distributions to noncontrolling interests	(10.9)	(13.6)	(27.8)

Net Cash Provided By (Used In) Financing Activities	(164.3)	49.2	304.6

Discontinued Operations
Net cash provided by (used in) operating activities	(0.4)	(0.7)	34.1
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by (used in) financing activities	—	—	—

Net cash provided by (used in) discontinued operations	(0.4)	(0.7)	34.1
Effect of exchange rate changes on cash and cash equivalents	(6.2)	(8.9)	7.3

Net increase (decrease) in cash and cash equivalents	188.1	(12.1)	440.7
Cash and cash equivalents at beginning of period	798.9	811.0	370.3

Cash and cash equivalents at end of period	$987.0	$798.9	$811.0

See Notes to Consolidated Financial Statements

Consolidated Statement of Equity for the Years Ended December 31, 2011, 2010 and 2009

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Additional Paid-In Capital	Income Retained In The Business	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)				(Dollars in millions)
Balance December 31, 2008	143,611	$718.1	$1,525.3	$1,619.2	$(978.1)	$(793.2)	$2,091.3	$60.9	$2,152.2
Consolidated net income				597.3			597.3	13.5	610.8
Other comprehensive income (loss):
Translation adjustments					119.2		119.2		119.2
Pension and OPEB liability adjustment					37.2		37.2		37.2
Unrealized gain (loss) on cash flow hedges					148.5		148.5		148.5

Total comprehensive income (loss)							902.2	13.5	915.7
Distributions to noncontrolling interests								(27.8)	(27.8)
Repurchase of common stock						(15.9)	(15.9)		(15.9)
Employee award programs	1,631	8.1	27.4			(7.9)	27.6		27.6
Share-based compensation			37.2				37.2		37.2
Tax benefit from employees share-based compensation programs			7.1				7.1		7.1
Dividends declared (per share — $1.02)				(128.5)			(128.5)		(128.5)

Balance December 31, 2009	145,242	$726.2	$1,597.0	$2,088.0	$(673.2)	$(817.0)	$2,921.0	$46.6	$2,967.6

Consolidated net income				578.7			578.7	7.9	586.6
Other comprehensive income (loss):
Translation adjustments					(31.2)		(31.2)		(31.2)
Pension and OPEB liability adjustment					36.8		36.8		36.8
Unrealized gain (loss) on cash flow hedges					(8.5)		(8.5)		(8.5)

Total comprehensive income (loss)							575.8	7.9	583.7
Distributions to noncontrolling interests								(13.6)	(13.6)
Repurchase of common stock						(166.9)	(166.9)		(166.9)
Employee award programs	2,971	14.9	79.7			(12.6)	82.0		82.0
Share-based compensation			51.2				51.2		51.2
Tax benefit from employees share-based compensation programs			23.3				23.3		23.3
Dividends declared (per share — $1.10)				(139.5)			(139.5)		(139.5)

Balance December 31, 2010	148,213	$741.1	$1,751.2	$2,527.2	$(676.1)	$(996.5)	$3,346.9	$40.9	$3,387.8

Consolidated net income				810.4			810.4	8.4	818.8
Other comprehensive income (loss):
Translation adjustments					(84.7)		(84.7)		(84.7)
Pension and OPEB liability adjustment					(227.1)		(227.1)		(227.1)
Unrealized gain (loss) on cash flow hedges					(23.3)		(23.3)		(23.3)

Total comprehensive income (loss)							475.3	8.4	483.7
Distributions to noncontrolling interests								(10.9)	(10.9)
Repurchase of common stock						(84.5)	(84.5)		(84.5)
Employee award programs	1,501	7.5	39.6			(17.3)	29.8		29.8
Share-based compensation			64.1				64.1		64.1
Tax benefit from employees share-based compensation programs			15.8				15.8		15.8
Dividends declared (per share — $1.16)				(147.3)			(147.3)		(147.3)

Balance December 31, 2011	149,714	$748.6	$1,870.7	$3,190.3	$(1,011.2)	$(1,098.3)	$3,700.1	$38.4	$3,738.5

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Goodrich Merger Agreement with United Technologies Corporation

On September 21, 2011, Goodrich Corporation and its majority-owned subsidiaries (“the Company” or “Goodrich”) entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will be acquired by UTC in a cash-for-stock transaction (Merger). The Company has agreed to various covenants in the Merger Agreement, including, among other things:

•	to conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the time of the Merger;

•

to not grant new awards pursuant to employee share-based compensation plans after September 21, 2011 (except under certain conditions in the event the Merger is not consummated prior to August 31, 2012); and

•	to not incur or assume any indebtedness other than under the Company’s existing unsecured committed revolving credit facility.

At the time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $127.50 in cash, without interest payable to the holder of such share. All outstanding share-based awards including stock options, restricted stock units and performance units, whether vested or unvested, will be cancelled in exchange for a cash payment in accordance with the Merger Agreement.

The consummation of the Merger is expected to occur in mid-2012 and is subject to the satisfaction or waiver of certain closing conditions, including (1) adoption of the Merger Agreement by the shareholders of the Company, for which the vote is currently scheduled for March 13, 2012, (2) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other consents and approvals required under applicable antitrust laws, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) subject to certain exceptions, the accuracy of representations and warranties of the Company and UTC and (5) the performance or compliance by the Company and UTC with their respective covenants and agreements.

The Company incurred merger-related costs of $18.2 million for the year ended December 31, 2011. These costs are included in other income (expense) — net in the Company’s consolidated statement of income. In addition, the Company incurred higher share-based compensation costs of approximately $18 million as a result of the increase in its share price primarily related to the Merger Agreement. See Note 5, “Other Income (Expense) — Net” and Note 6, “Share-Based Compensation”.

Note 2. Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements reflect the accounts of the Company. Investments in 20 to 50 percent-owned affiliates are accounted for using the equity method. Equity in earnings (losses) from these businesses is included in other income (expense) — net. Intercompany accounts and transactions are eliminated.

Cash Equivalents.    Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

Allowance for Doubtful Accounts.    The Company evaluates the collectability of trade receivables based on a combination of factors. The Company regularly analyzes significant customer accounts and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, which may occur in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. See Note 15, “Supplemental Balance Sheet Information”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories.    Inventories are stated at the lower of cost or market. The costs of certain U.S. inventories were determined by the last-in, first-out (LIFO) cost method. Costs for the remaining inventories were determined by the first-in, first-out (FIFO) cost method. See Note 9, “Inventories”.

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

Property, Plant and Equipment.    Property, plant and equipment, including amounts recorded under capital leases, are recorded at cost. Depreciation is computed principally using the straight-line method over the following estimated useful lives: buildings and improvements, 15 to 40 years; machinery and equipment, 5 to 15 years; and internal use software, 2 to 10 years. In the case of capitalized lease assets, depreciation is recognized over the lease term if shorter. Repairs and maintenance costs are expensed as incurred. See Note 15, “Supplemental Balance Sheet Information”.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are reviewed for impairment annually, or more frequently, if indicators of potential impairment exist. See Note 10, “Goodwill and Identifiable Intangible Assets”.

Identifiable Intangible Assets.    Identifiable intangible assets are recorded at cost or, when acquired as part of a business combination, at estimated fair value. These assets include patents, trademarks, licenses, technology, customer relationships and non-compete agreements. Identifiable intangible assets are generally amortized over their useful life utilizing the straight-line method or using undiscounted cash flows, a method that reflects the pattern in which the economic benefits of the intangible assets are consumed.

Impairments of identifiable intangible assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. Measurement of the amount of impairment may be based upon an appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. See Note 10, “Goodwill and Identifiable Intangible Assets”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Consistent with industry practice, the Company classifies assets and liabilities, including unbilled receivables and deferred revenue related to contracts accounted for under the long-term contract method of accounting, as current. Included in accounts receivable at December 31, 2011 and 2010, were receivable amounts under contracts in progress of $271 million and $206.6 million, respectively, that represent amounts earned but not billable. These amounts become billable according to their contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Of the $271 million at December 31, 2011, $132.5 million is expected to be collected after December 31, 2012.

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

Income Taxes.    Income tax expense for federal, foreign, state and local income taxes are calculated on reported financial reporting pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. The Company records interest (net of any applicable tax benefit) on potential tax contingencies as a component of its tax expense. The Company recognizes benefits associated with uncertain tax positions that are more likely than not of being realized upon settlement with a taxing authority. See Note 14, “Income Taxes”.

Rotable Assets.    Rotable assets are components, which are held for the purpose of exchanging with a customer for used components in conjunction with an overhaul service transaction. Rotable assets are recorded as other assets and amortized over their estimated economic useful life or the related contract term, as appropriate. Because rotable assets are generally overhauled during each cycle, the overhaul cost is charged to cost of sales in the period of the overhaul. See Note 15, “Supplemental Balance Sheet Information”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participation Payments.    Certain businesses make cash payments under long-term contractual arrangements to original equipment manufacturers (OEM) or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized as other assets when a contractual liability has been incurred, and are amortized as a reduction to sales, as appropriate. Participation payments are amortized over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment occur such as a change in the estimated number of units or the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in 2011, 2010 or 2009. See Note 15, “Supplemental Balance Sheet Information”.

Sales Incentives.    The Company offers sales incentives to certain airline customers in connection with sales contracts. These incentives may consist of up-front cash payments, merchandise credits and/or free products. The cost of these incentives is recognized as an expense in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate, using the straight-line method over the remaining contract term. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No significant impairment charges were recorded in 2011, 2010 or 2009. See Note 15, “Supplemental Balance Sheet Information”.

Flight Certification Costs.    When a supply arrangement is secured, certain businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate, over the projected number of aircraft to be manufactured. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist. The carrying value of the asset and amortization expense is adjusted when the estimated number of units to be manufactured changes. No such impairment charges were recorded in 2011, 2010 or 2009. See Note 15, “Supplemental Balance Sheet Information”.

Entry Fee.    The aerostructures business in the Company’s Nacelles and Interior Systems segment made a cash payment to an OEM under a long-term contractual arrangement related to a new engine program. The payment is referred to as an entry fee and entitles the Company to a controlled access supply contract and to receive certain OE and aftermarket-based payments as specified in the contract. The entry fee is capitalized in other assets and is amortized over units of delivery as a reduction to sales. The carrying amount of the entry fee is evaluated for recovery at least annually or when other significant assumptions or economic conditions change. Recovery of an entry fee is assessed based on the expected cash flow from the program over the remaining program life as compared to the recorded amount of the entry fee. If the carrying value of the entry fee exceeds the cash flow to be generated from the program, a charge would be recorded to reduce the entry fee to its recoverable amount. No such impairment charge was recorded in 2011, 2010 or 2009. See Note 15, “Supplemental Balance Sheet Information”.

Shipping and Handling.    Shipping and handling costs are recorded in cost of sales.

Financial Instruments.    The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, foreign currency forward contracts, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts and notes receivable,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts payable and short-term bank debt approximates fair value. Fair value of long-term debt is based on quoted market prices or rates available to the Company for debt with similar terms and maturities. See Note 8, “Fair Value Measurements”.

Derivative financial instruments are carried on the consolidated balance sheet at fair value. The fair value of derivatives and other forward contracts is based on quoted market prices. See Note 17, “Derivatives and Hedging Activities”.

Foreign Currency Translation.    Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for each reporting period. Translation adjustments are reported in accumulated other comprehensive income (loss) (AOCI) except when the functional currency is the U.S. Dollar. If the functional currency is the U.S. Dollar, translation adjustments are reported in cost of sales.

Share-Based Compensation.    The Company utilizes the fair value method of accounting to account for share-based compensation awards. See Note 6, “Share-Based Compensation”.

Pension and Postretirement Benefits.    The Company recognizes the funded status of the Company’s pension plans and postretirement benefits plans other than pension (OPEB) on its consolidated balance sheet, with a corresponding adjustment to AOCI, net of tax. The measurement date used to determine the pension and OPEB obligations and assets for all plans was December 31. Plan assets have been valued at fair value. See Note 13, “Pensions and Postretirement Benefits”.

Research and Development.    The Company performs research and development under company-funded programs for commercial products and under contracts with others. Research and development under contracts with others is performed on both military and commercial products. Company-funded research and development programs are expensed as incurred. Customer funding of the Company’s research and development efforts is generally recorded as an offset to research and development expense. Total research and development expenditures in 2011, 2010 and 2009 were approximately $247 million, $247 million and $239 million, respectively. These amounts are net of approximately $119 million, $85 million and $101 million, respectively, which were funded by customers.

Reclassifications.    Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Discontinued Operations.    Net income from discontinued operations was $0.3 million, $2.2 million and $34.5 million (net of income taxes of $20.8 million in 2009) for the years ended 2011, 2010 and 2009, respectively. The income in 2009 related primarily to the resolution of litigation for an environmental matter at a divested business that had been previously reported as a discontinued operation and favorable resolution of other divestiture liabilities.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. During 2011, 2010 and 2009, the Company updated its estimates of revenues and costs on certain long-term contracts, primarily in its aerostructures and aircraft wheels and brakes businesses which increased income from continuing operations before income taxes during 2011, 2010 and 2009 by $108.1 million, ($68.6 million after tax or $0.54 per diluted share),$98 million ($61.3 million after tax or $0.49 per diluted share) and $45.1 million ($28.3 million after tax or $0.23 per diluted share), respectively. These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Liabilities.    The Company establishes environmental liabilities when it is probable that an obligation has been incurred and the Company has the ability to reasonably estimate the liability. The Company capitalizes environmental costs only if the costs are recoverable and (1) the costs extend the life, increase the capacity, or improve the safety or efficiency of property owned by the Company as compared with the condition of that property when originally constructed or acquired; (2) the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared with its condition when constructed or acquired; or (3) the costs are incurred in preparing the property for sale. All other environmental costs are expensed. See Note 16, “Contingencies”.

Toxic Tort.    The Company establishes toxic tort liabilities, including asbestos, when it is probable that an obligation has been incurred and the Company has the ability to reasonably estimate the liability. The Company typically records a liability for toxic tort when legal actions are in advanced stages (proximity to trial or settlement). The Company expenses legal costs for toxic tort issues when incurred. See Note 16, “Contingencies”.

Service and Product Warranties.    The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues, which are expensed as incurred. See Note 15, “Supplemental Balance Sheet Information”.

Deferred Settlement Credits.    The Company reached agreements with certain of its insurance carriers that are in run-off, insolvent or are undergoing solvent schemes of arrangements to receive negotiated payments in exchange for loss of insurance coverage for third party claims against the Company. The portion of these negotiated payments related to past costs was recognized in income. The portion related to future claims is recorded as a deferred settlement credit and reported within accrued expenses and other non-current liabilities. The deferred settlement credits will partially offset future costs related to insurable claims. See Note 16, “Contingencies”.

Note 3. New Accounting Standards

New Accounting Standards Adopted in 2011

In September 2011, accounting guidance was issued that is included in Accounting Standards Codification (ASC) Topic 350, “Intangibles — Goodwill and Other”. This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. The Company has adopted this new standard effective with its annual goodwill impairment testing for the year ending December 31, 2011. See Note 10, “Goodwill and Identifiable Intangible Assets”.

New Accounting Standards Not Yet Adopted

In May 2011, accounting guidance was issued that is included in Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement”. This guidance amends the requirements for measuring amounts at fair value and disclosing information about fair value measurements and is effective for the Company on January 1, 2012. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, accounting guidance was issued that is included in ASC Topic 220, “Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company will present items of net income and other comprehensive income in two separate, but consecutive, statements effective with its Form 10-Q for the three months ended March 31, 2012.

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

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Sales
Actuation and Landing Systems	$2,945.3	$2,491.5	$2,524.3
Nacelles and Interior Systems	2,796.7	2,339.5	2,322.6
Electronic Systems	2,332.9	2,135.9	1,838.7

TOTAL SALES	$8,074.9	$6,966.9	$6,685.6

Intersegment Sales
Actuation and Landing Systems	$39.4	$32.5	$26.3
Nacelles and Interior Systems	12.7	10.6	8.4
Electronic Systems	31.2	25.9	29.9

TOTAL INTERSEGMENT SALES	$83.3	$69.0	$64.6

Operating Income
Actuation and Landing Systems(1)	$373.4	$273.1	$266.9
Nacelles and Interior Systems	729.7	555.9	515.3
Electronic Systems	390.8	324.9	276.4

	1,493.9	1,153.9	1,058.6
Corporate General and Administrative Expenses	(141.1)	(140.0)	(111.2)
ERP Costs	(17.0)	(15.6)	(18.2)

TOTAL OPERATING INCOME	$1,335.8	$998.3	$929.2

Capital Expenditures
Actuation and Landing Systems	$137.8	$77.5	$57.5
Nacelles and Interior Systems	77.8	52.0	51.7
Electronic Systems	77.6	66.3	39.1
Corporate	24.3	26.5	20.7

TOTAL CAPITAL EXPENDITURES	$317.5	$222.3	$169.0

Depreciation and Amortization Expense
Actuation and Landing Systems	$118.7	$100.8	$96.6
Nacelles and Interior Systems	88.9	81.9	80.8
Electronic Systems	76.0	73.4	53.0
Corporate	26.5	24.0	18.9

TOTAL DEPRECIATION AND AMORTIZATION	$310.1	$280.1	$249.3

Geographic Areas Sales
United States	$4,001.6	$3,512.0	$3,298.7
Europe(2)	2,731.2	2,327.9	2,281.3
Canada	245.7	219.5	236.1
Asia Pacific	637.8	585.8	510.6
Other Foreign	458.6	321.7	358.9

TOTAL SALES	$8,074.9	$6,966.9	$6,685.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010
	(Dollars in millions)
Assets
Actuation and Landing Systems	$3,023.9	$2,239.9
Nacelles and Interior Systems	3,927.0	3,437.8
Electronic Systems	2,422.4	2,336.4
Corporate(3)	1,340.4	1,257.5

TOTAL ASSETS	$10,713.7	$9,271.6

Property, Plant and Equipment-net
United States	$963.5	$961.0
Europe	353.4	251.6
Canada	124.6	130.0
Asia Pacific	92.7	100.4
Other Foreign	99.0	78.5

TOTAL PROPERTY, PLANT AND EQUIPMENT-NET	$1,633.2	$1,521.5

(1)	On May 12, 2011, the Company acquired Microtecnica S.r.l. (Microtecnica) and incurred $8.4 million of acquisition related costs which were reported in selling and administrative costs for 2011. This acquisition is reported within the Actuation and Landing Systems segment.

On June 7, 2011, the Board of Directors of the Company authorized a plan to close a facility in its landing gear business. Due to declining program volumes, the Company will close the facility and incur substantially all of the costs by the end of 2012. The Company anticipates that it will incur costs in connection with this closure of approximately $37 million, of which approximately $15 million is for personnel related expenses, including severance, pension charges, outplacement services and assistance with employment transitioning, and approximately $22 million primarily related to facility closure and other costs, including accelerated depreciation, equipment dismantle and relocation costs and lease termination costs. During 2011, the Company incurred $20.1 million of costs related to this closure of which $14.4 million was personnel related and $5.7 million was facility closure and other costs and $15.2 million of these costs were reported in cost of sales and $4.9 million were reported in selling and administrative costs.

(2)	Sales to customers in France in 2011, 2010 and 2009 represented 48%, 49% and 50%, respectively, of European sales. Sales to customers in the United Kingdom in 2011, 2010 and 2009 represented 22%, 23% and 20%, respectively, of European sales. Sales were reported in the geographic areas based on the country to which the product was shipped.

(3)	Corporate assets primarily include cash, assets related to income taxes, company-wide ERP assets and Rabbi Trust assets.

In 2011, 2010 and 2009, direct and indirect sales to Airbus S.A.S. (Airbus) were approximately 18%, 17% and 17% of consolidated sales, respectively.

In 2011, 2010 and 2009, direct and indirect sales to The Boeing Company (Boeing) were approximately 15%, 15% and 16%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the following paragraph.

In 2011, 2010 and 2009, direct and indirect sales to the U.S. Government were approximately 23%, 25% and 22%, respectively, of consolidated sales. Indirect sales to the U.S. Government include a portion of the direct and indirect sales to Boeing referred to in the preceding paragraph.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has five categories of substantially similar products that share common customers, similar technologies and similar end-use applications and share similar risks and growth opportunities. Product categories cross the Company’s business segments and do not reflect the management structure of the Company. The Company’s sales by these product categories are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Engine Products & Services	$2,801.6	$2,444.0	$2,438.9
Landing System Products & Services	1,682.1	1,497.3	1,471.1
Electrical and Optical Products & Services	1,669.3	1,550.6	1,288.7
Airframe Products & Services	1,193.2	838.9	856.9
Safety Products & Services	583.0	505.0	509.9
Other Products & Services	145.7	131.1	120.1

Total Sales	$8,074.9	$6,966.9	$6,685.6

Note 5. Other Income (Expense) — Net

Other Income (Expense) — Net consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Merger — related expenses(1)	$(18.2)	$—	$—
Retiree health care expenses related to previously owned businesses	(9.5)	(10.5)	(12.3)
Debt redemption — premium(2)	—	(37.4)	—
Debt redemption — terminated interest rate swaps and costs, net(2)	—	2.5	—
Expenses related to previously owned businesses(3)	(9.7)	(6.3)	(9.1)
Equity in affiliated companies	4.1	(3.4)	(3.5)
Other — net	(0.2)	(2.0)	(0.3)

Other income (expense) — net	$(33.5)	$(57.1)	$(25.2)

(1)	Expenses related to the Merger Agreement. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation”.

(2)	The Company redeemed all of its outstanding senior notes due in 2012. See Note 11, “Financing Arrangements”.

(3)	Primarily relates to environmental litigation costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Share-Based Compensation

The compensation cost recorded for share-based compensation plans during 2011, 2010 and 2009 is presented below:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions, except per share amount)
Compensation cost	$105.1	$81.4	$66.7
Compensation cost net of tax benefit	$68.5	$52.4	$43.2
Compensation cost per diluted share — net of tax benefit	$0.54	$0.41	$0.35

The increase from 2010 to 2011 was primarily due to a higher grant date fair value for the restricted stock units and stock options and changes in the Company’s share price for the Performance Units and Outside Director Phantom Share Plans. This significant increase in the Company’s share price was primarily related to the Merger Agreement entered into by the Company with UTC which resulted in approximately $18 million of additional pre-tax compensation cost during 2011. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation”. The increase from 2009 to 2010 was primarily due to a higher grant date fair value for the restricted stock units and stock options.

The total income tax benefit recognized for share-based compensation awards was $36.6 million, $29 million and $23.5 million for 2011, 2010 and 2009, respectively. There was no share-based compensation cost capitalized as part of inventory and fixed assets. As of December 31, 2011, total compensation cost related to nonvested share-based compensation awards not yet recognized was $70.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The Company administers the Goodrich Equity Compensation Plan (the Plan) as part of its long-term incentive compensation program. The Plan, as approved by the Company’s shareholders, permits the Company to issue stock options, performance units, restricted stock awards, restricted stock units and other equity-based compensation awards. Currently, the Plan which expires on April 18, 2021, makes 2,825,000 shares of common stock of the Company available for grant, together with shares of common stock available as of April 19, 2011 for future awards under the Company’s 2001 Stock Option Plan and the Company’s 1999 Stock Option Plan, and any shares of common stock representing outstanding 2001 Stock Option Plan and 1999 Stock Option Plan awards as of April 19, 2011 that are not issued or otherwise are returned to the Company after that date. The Company issues shares upon exercise of options or vesting of certain other share-based compensation awards. During 2011, the Company repurchased shares under the plan to the extent required to meet the minimum statutory tax withholding requirements.

As described in Note 1, “Goodrich Merger Agreement with United Technologies Corporation”, the Company is prohibited from granting new awards pursuant to employee share-based compensation plans that are described below after September 21, 2011 (except under certain conditions in the event the Merger is not consummated prior to August 31, 2012).

Stock Options

Generally, options granted on or after January 1, 2004 are exercisable at the rate of 33 1/3% after one year, 66 2/3% after two years and 100% after three years. A one-year service period is required, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the year. Therefore, expense is recorded ratably over the required service period. Options granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the required service period, whichever is longer. Compensation expense for options granted to employees who are not retirement eligible is recognized on a straight-line basis over three years. The term of each stock option cannot exceed 10 years from the date of grant. All options granted under the Plan have an exercise price that is not less than 100% of the market value of the stock on the date of grant, as determined pursuant to the plan. Dividends are not paid or earned on stock options.

The fair value of all other option awards is estimated on the date of grant using the Black-Scholes-Merton formula. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options. The Company does not issue traded options. Accordingly, the Company uses historical volatility instead of implied volatility. The historical volatility is calculated over a term commensurate with the expected term of the options. The risk-free rate during the option term is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the expected annual dividends during the term of the options divided by the fair value of the stock on the grant date. The fair value for options issued during 2011, 2010 and 2009 was based upon the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate (%)	2.2	2.9	1.8
Expected dividend yield (%)	1.3	1.6	2.6
Historical volatility factor (%)	35.6	35.0	33.3
Weighted-average expected life of the options (years)	5.6	5.7	5.6

A summary of option activity during 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding at January 1, 2011	3,218.4	$51.48
Granted	743.0	88.64
Exercised	(720.9)	46.98
Forfeited or expired	(33.3)	80.08

Outstanding at December 31, 2011	3,207.2	$60.82	6.9 years	$201.6

Vested or expected to vest(1)	3,178.5	$60.64	6.9 years	$200.3

Exercisable at December 31, 2011	1,745.3	$51.78	5.7 years	$125.5

(1)	Represents outstanding options reduced by expected forfeitures.

As of December 31, 2011, the compensation expense related to nonvested options not yet recognized was $8.4 million. The weighted-average grant date fair value of options granted was $28.35, $20.74 and $9.68 per option during 2011, 2010 and 2009, respectively.

During 2011, the amount of cash received from exercise of stock options was $33.5 million and the tax benefit realized from stock options exercised was $12.3 million. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $36 million, $73 million and $21 million, respectively.

Restricted Stock Units

Generally, 50% of the Company’s restricted stock units vest and are converted to stock at the end of the third year, an additional 25% at the end of the fourth year and the remaining 25% at the end of the fifth

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. In certain circumstances, the vesting term is a three or five-year cliff. A one-year service period is required, whereby individuals who are retirement eligible and retire during the grant year will have their awards prorated based on their length of service during the grant year. Therefore, expense is recorded ratably over the required service period. Restricted stock units granted to employees who will become retirement eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement eligible or the required service period, whichever is longer. Compensation expense for restricted stock units granted to employees who are not retirement eligible is recognized on a straight-line basis over the vesting period. Cash dividend equivalents are paid to participants and are recognized as a reduction in retained earnings.

The fair value of the restricted stock units is determined based upon the average of the high and low grant date fair value. The weighted-average grant date fair value during 2011, 2010 and 2009 was $88.63, $65.46 and $38.39 per unit, respectively.

A summary of restricted stock unit activity during 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Outstanding at January 1, 2011	1,747.3	$54.87
Granted	548.2	88.63
Vested	(519.8)	57.07
Forfeited	(33.1)	71.34

Outstanding at December 31, 2011	1,742.6	$64.52

Vested or expected to vest(1)	1,669.6	$64.34

(1)	Represents outstanding units reduced by expected forfeitures.

As of December 31, 2011, there was $35.4 million of total unrecognized compensation cost related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of units vested during 2011, 2010 and 2009 was $29.7 million, $20.7 million and $17.3 million, respectively. The tax benefit realized from vested restricted stock units was $16.4 million during 2011.

Performance Units

Performance units are paid in cash and are recorded as a liability and are marked to market each period. As such, assumptions are revalued for each award on an ongoing basis. The value of each award is determined based upon the fair value of the Company’s stock at the end of the three-year term, as adjusted for both a performance condition and a market condition.

The performance condition is applied to 50% of the awards and is based upon the Company’s actual return on invested capital (ROIC) as compared to a target ROIC, which is approved by the Compensation Committee of the Board of Directors. At each reporting period the fair value represents the fair market value of the Company’s stock as adjusted by expectations regarding the achievement of the ROIC target. Changes in expectations are recognized as cumulative adjustments to compensation expense.

The market condition is applied to the other 50% of the awards and is based on the Company’s relative total shareholder return (RTSR) as compared to the RTSR of a peer group of companies, which is approved by the Compensation Committee of the Board of Directors. Because the awards have a market condition,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it must be considered in the calculation of the fair value. The fair value of each award was estimated each reporting period using a Monte Carlo Simulation approach in a risk-neutral framework based upon historical volatility, risk free rates and correlation matrix.

Subsequent to entering into the Merger Agreement, the Company has updated its liability for its performance units utilizing its best estimate of the expected amounts to be paid out under the performance unit plans.

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

A summary of performance unit activity during 2011 is presented below:

	Units	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Fair Value
	(In thousands)			(In millions)
Outstanding at January 1, 2011	422.9	$131.71
Units granted and dividends reinvested	148.6	104.03
Converted and paid out	(140.5)	169.28
Forfeited/canceled	(17.2)	120.91

Outstanding at December 31, 2011	413.8	$178.88	1.0 year	$74.0

As of December 31, 2011, the total compensation cost related to nonvested performance units not yet recognized was $26.9 million. The weighted-average grant date fair value of units granted was $102.94, $75.88 and $42.64 per unit during 2011, 2010 and 2009, respectively. The total payments during 2011, 2010 and 2009 were $23.8 million, $18.5 million and $9.9 million, respectively.

Employee Stock Purchase Plan

The Company administers the Goodrich Corporation 2008 Global Employee Stock Purchase Plan. This plan is an umbrella plan under which sub-plans may be adopted for employees in different countries. Currently, there are two sub-plans; one for U.S. and Canadian employees and one for U.K. employees.

Under the U.S. and Canadian sub-plan, employees with two months of continuous service prior to an offering period are eligible to participate in the plan. Eligible employees may elect to become participants in the plan and may contribute up to $12,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time prior to December, cancel their payroll deduction authorizations and have the cash balance in their stock purchase rights account refunded. The offering period begins on January 1, or July 1 for new employees, and ends on December 31 of each year. The stock purchase rights are used to purchase the common shares of the Company at the lesser of: (i) 85% of the fair market value of a share as of the grant date applicable to the participant or (ii) 85% of the fair market value of a share as of the last day of the offering period. The fair market value of a share is defined as the average of the closing price per share as reflected by composite transactions on the New York Stock Exchange throughout a period of ten trading days ending on the determination date. Dividends are not paid or earned on stock purchase rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the stock purchase rights are calculated as follows: 15% of the fair value of a share of nonvested stock plus 85% of the fair value (call) of a one-year share option plus 15% of the fair value (put) of a one-year share option. The fair value of a one-year share option was estimated at the date of grant using the Black-Scholes-Merton formula and the following assumptions:

	2011	2010	2009
Risk-free interest rate (%)	0.3	0.5	0.4
Expected dividend yield (%)	1.3	1.6	2.6
Historical volatility factor (%)	33.9	34.2	31.2
Weighted-average expected life of the option (years)	1.0	1.0	1.0

During 2011, 2010 and 2009, the weighted-average grant date fair value of rights granted was $24.79, $18.28 and $10.20, respectively. The total intrinsic value of the stock purchase rights in 2011, 2010 and 2009 was $10.2 million, $7.8 million and $13.9 million, respectively. The annual employee contributions under the plan were $15.8 million, $13.2 million and $12.3 million during 2011, 2010 and 2009, respectively. The 2010 contributions were used to purchase stock during 2011.

In addition, the Company has a U.K. sub-plan for which employees with 90 days of continuous service prior to an invitation period are eligible to participate. Eligible employees that elect to become participants in the plan, can choose either a 3-year or a 5-year savings period, and may contribute up to £3,000 per year through payroll deductions to purchase stock purchase rights. Participants may, at any time prior to the end of the savings period, cancel their payroll deduction authorizations. For 2011, 2010 and 2009, the savings period began in April and will last for either three or five years depending on the savings period elected by the participant. Employee contributions in 2011, 2010 and 2009 were $4.9 million, $3.9 million and $2.4 million, respectively. The stock purchase rights are used to purchase common shares of the Company at 80% of the market value of a share as of the invitation date applicable to the participant. The market value of a share is defined as the average of the closing price per share as reflected by the New York Stock Exchange for the three trading days immediately preceding the invitation date. Dividends are not paid or earned on stock purchase rights.

Other Plans

Outside Director Phantom Share Plan

Each non-management Director receives an annual grant of phantom shares under the Outside Director Phantom Share Plan equal in value to $110,000. Phantom shares are paid in cash and are recorded as a liability and are marked to market each period. Dividend equivalents accrue on all phantom shares and are credited to a Director’s account. All phantom shares fully vest on the date of grant. Following termination of service as a Director, the cash value of the phantom shares will be paid to each Director in a single lump sum or in five or ten annual installments. The value of each phantom share is determined on the relevant date as the fair market value of the common stock of the Company on such date.

The phantom shares outstanding are recorded at fair market value. At December 31, 2011, the intrinsic value was $16.9 million on approximately 137,000 phantom shares outstanding, reflecting a per share fair value of $123.67. At December 31, 2010, the intrinsic value was $14.9 million on approximately 170,000 phantom shares outstanding, reflecting a per share fair value of $87.89. At December 31, 2009, the intrinsic value was $11.3 million on approximately 174,000 phantom shares outstanding, reflecting a per share fair value of $64.78. Cash payments during 2011, 2010 and 2009 were $4.5 million, $1.6 million and $0.1 million, respectively.

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

The shares outstanding under the plan are recorded at the grant date fair value, which is the fair value of the common stock of the Company on the date the deferred fees would ordinarily be paid in cash. At December 31, 2011, approximately 53,000 shares were outstanding. The weighted-average grant date fair value per share was $38.00, $35.72 and $34.63 during 2011, 2010 and 2009, respectively. During the year ended December 31, 2011, approximately 22,000 awards converted to shares under this plan.

Note 7. Earnings Per Share

The computation of basic and diluted earnings per share (EPS) for income from continuing operations is as follows:

	2011	2010	2009
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted earnings per share — income from continuing operations attributable to Goodrich	$810.1	$576.5	$562.8
Percentage allocated to common shareholders(1)	98.6%	98.6%	98.6%

Numerator for basic and diluted earnings per share	$798.9	$568.5	$555.0

Denominator
Denominator for basic earnings per share — weighted-average shares	125.1	125.2	124.1
Effect of dilutive securities: Stock options, employee stock purchase plan and other deferred compensation shares	1.1	1.2	1.1

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	126.2	126.4	125.2

Per common share income from continuing operations
Basic	$6.39	$4.54	$4.47

Diluted	$6.33	$4.50	$4.43

(1) Basic weighted-average common shares outstanding	125.1	125.2	124.1
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	126.9	127.0	125.8

Percentage allocated to common shareholders	98.6%	98.6%	98.6%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, 2010 and 2009, the Company had 3,207,200, 3,218,400 and 4,591,800, respectively, of outstanding stock options. Stock options are included in the diluted EPS calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. There were no anti-dilutive stock options excluded from the EPS calculation at December 31, 2011. An insignificant amount of anti-dilutive stock options were excluded from the EPS calculation at December 31, 2010. At December 31, 2009, 0.9 million anti-dilutive stock options were excluded from the diluted EPS calculation.

Note 8. Fair Value Measurements

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were, in millions, as follows:

	Fair Value December 31, 2011	Level 1	Level 2	Level 3	Fair Value December 31, 2010	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash Equivalents(1)	$146.0	$146.0	$—	$—	$596.2	$596.2	$—	$—
Derivative Financial Instruments(2)
Cash Flow Hedges	(6.5)	—	(6.5)	—	30.6	—	30.6	—
Other Forward Contracts	—	—	—	—	(0.2)	—	(0.2)	—
Rabbi Trust Assets(3)	56.6	56.6	—	—	55.3	55.3	—	—
Long-term debt(4)	(2,772.4)	—	(2,772.4)	—	(2,531.8)	—	(2,531.8)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 17, “Derivatives and Hedging Activities”. The derivative financial instruments are valued using a market approach based on prices obtained from primary or secondary exchanges and using the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,352.3 million and $2,339.6 million at December 31, 2011 and 2010, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Inventories

Inventories consist of the following:

	December 31,
	2011	2010
	(Dollars in millions)
Average or actual cost (which approximates current costs):
Finished products	$220.8	$224.4
In-process	2,360.6	1,866.1
Raw materials and supplies	753.7	692.8

	3,335.1	2,783.3
Less:
Reserve to reduce certain inventories to LIFO basis	(54.2)	(52.7)
Progress payments and advances	(404.3)	(281.2)

Total	$2,876.6	$2,449.4

Approximately 6% of the inventory costs were determined under the LIFO method of accounting at December 31, 2011 and 2010. All other inventory costs were determined under the FIFO method of accounting. LIFO reserve adjustments, recorded as costs of sales, were a $1.5 million loss, $1 million loss and $5 million gain for 2011, 2010 and 2009, respectively. The Company uses the LIFO method of valuing inventory for certain of the Company’s legacy aerospace manufacturing businesses, primarily the aircraft wheels and brakes business unit in the Actuation and Landing Systems segment.

Progress payments and advances represent (1) non-refundable payments for work-in-process and (2) cash received from government customers where the government has legal title to the work-in-process.

At December 31, 2011 and 2010, the amount of inventory consigned to customers and suppliers was approximately $61 million and $65 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-process inventories which include pre-production and excess-over-average inventory accounted for under long-term contract accounting and engineering costs with a guaranteed right of recovery, are summarized by platform as follows (dollars in millions, except quantities which are number of aircraft or number of engines if the engine is used on multiple aircraft platforms):

December 31, 2011

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status					Pre- Production and Excess- Over- Average
		(Unaudited)				(Unaudited)
	Delivered To Airlines	Unfilled Orders	Unfilled Options	Contract Quantity (2)	Delivered	Firm Unfilled Orders(3)	Year Complete(4)	Production		Total
Aircraft Platforms — number of aircraft
787	3	857	232	2,818	29	29	2030	$257.9	$755.6	$1,013.5
A350 XWB	—	555	185	1,884	—	—	2030	7.1	303.8	310.9
7Q7	—	—	—	19	2	—	2018	0.1	27.1	27.2
Engine Type —number of engines (engines are used on multiple aircraft platforms)
CF34-10	954	394	766	1,316	1,052	190	2013	10.3	11.8	22.1
Trent 900	144	272	88	945	227	161	2025	32.7	17.3	50.0
PW 1000G — MRJ	—	130	120	678	—	—	2029	—	113.9	113.9
PW 1000G — C Series	—	266	238	2,476	—	—	2028	0.3	197.2	197.5
Other								115.1	80.3	195.4

Total in-process inventory related to long-term contracts under the contract accounting method of accounting								423.5	1,507.0	1,930.5
A380 engineering costs recoverable under long-term contractual arrangements								27.1	21.8	48.9
Other in-process inventory								348.3	32.9	381.2

Total								375.4	54.7	430.1

Balance at December 31, 2011								$798.9	$1,561.7	$2,360.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010

								In-Process Inventory
	Aircraft Order Status(1)			Company Order Status				Production	Pre- Production and Excess- Over- Average	Total
		(Unaudited)				(Unaudited)
	Delivered To Airlines	Unfilled Orders	Unfilled Options	Contract Quantity (2)	Delivered	Firm Unfilled Orders(3)	Year Complete(4)
Aircraft Platforms — number of aircraft
787	—	848	229	1,882	9	21	2023	$249.6	$579.2	$828.8
A350 XWB	—	573	183	1,884	—	—	2030	4.1	234.6	238.7
7Q7	—	—	—	19	1	1	2018	1.7	28.5	30.2
Engine Type — number of engines (engines are used on multiple aircraft platforms)
CF34-10	794	418	654	1,316	842	52	2013	7.4	24.7	32.1
Trent 900	88	224	60	945	154	217	2025	25.7	18.6	44.3
PW 1000G — MRJ	—	30	20	678	—	—	2029	—	53.9	53.9
PW 1000G – C Series	—	180	180	2,476	—	—	2028	0.1	104.7	104.8
Other								104.9	52.8	157.7

Total in-process inventory related to long-term contracts under the contract accounting method of accounting								393.5	1,097.0	1,490.5
A380 engineering costs recoverable under long-term contractual arrangements								16.8	28.9	45.7
Other in-process inventory								301.6	28.3	329.9

Total								318.4	57.2	375.6

Balance at December 31, 2010								$711.9	$1,154.2	$1,866.1

(1)	Represents the aircraft order status as reported by independent sources of the related number of aircraft or the number of engines as noted.

(2)	Represents the number of aircraft or the number of engines as noted used to obtain average unit cost.

(3)	Represents the number of aircraft or the number of engines as noted for which the Company has firm unfilled orders.

(4)	The year presented represents the year in which the final production units included in the contract quantity are expected to be delivered. The contract may continue in effect beyond this date.

Note 10. Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Balance December 31, 2010	Business Combinations	Foreign Currency Translation/ Other	Balance December 31, 2011
	(Dollars in millions)
Actuation and Landing Systems(1)	$327.7	$214.3	$(22.1)	$519.9
Nacelles and Interior Systems(2)	591.6	40.8	(2.9)	629.5
Electronic Systems	842.9	—	(1.3)	841.6

	$1,762.2	$255.1	$(26.3)	$1,991.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	On May 12, 2011, the Company acquired Microtecnica for $457.1 million in cash, net of cash acquired. Based on the Company’s purchase price allocation, $312.4 million was identifiable intangible assets primarily related to customer relationships, $214.3 million was goodwill and $105.8 million was net deferred tax liabilities primarily related to the intangible assets. The fair value of the intangible assets will be amortized over a weighted-average useful life of 27 years. Goodwill primarily represents the expected value from combining Microtecnica’s expertise in flight controls with the Company’s flight control actuation business. The goodwill related to the Microtecnica acquisition is not deductible for tax purposes.

(2)	On September 22, 2010, the Company acquired the cabin management assets of DeCrane Holdings Co. In the three months ended March 31, 2011, the Company finalized the purchase price which resulted in a decrease in goodwill.

On September 30, 2011, the Company acquired Winslow Marine Products Corporation for $49.5 million in cash, net of cash acquired. Based on the Company’s purchase price allocation, $13 million was identifiable intangible assets and $43.6 million was goodwill. The fair value of the intangible assets will be amortized over a weighted-average useful life of 15 years.

Identifiable intangible assets as of December 31, 2011 consisted of:

	Gross Amount	Accumulated Amortization	Net
	(Dollars in millions)
Patents, trademarks and licenses	$150.7	$(105.0)	$45.7
Customer relationships	834.5	(128.7)	705.8
Technology	209.0	(43.5)	165.5
Non-compete agreements	1.7	(1.5)	0.2

	$1,195.9	$(278.7)	$917.2

Identifiable intangible assets as of December 31, 2010 consisted of:

	Gross Amount	Accumulated Amortization	Net
	(Dollars in millions)
Patents, trademarks and licenses	$175.4	$(120.3)	$55.1
Customer relationships	547.8	(95.7)	452.1
Technology	198.9	(30.7)	168.2
Non-compete agreements	1.7	(1.3)	0.4

	$923.8	$(248.0)	$675.8

Amortization expense related to these intangible assets for 2011, 2010 and 2009 was $59.6 million, $46.4 million and $30.8 million, respectively. Amortization expense for these intangible assets is estimated to be approximately $59 million per year from 2012 to 2016. There were no indefinite lived identifiable intangible assets as of December 31, 2011.

Goodwill and identifiable intangible assets are tested for impairment annually or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. This testing for identifiable intangible assets requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. There was no impairment of goodwill or identifiable intangible assets in 2011, 2010 or 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2011, there were $12.3 million in borrowings and $37 million in letters of credit outstanding under the facility. At December 31, 2010, there were no borrowings and $62.5 million in letters of credit outstanding under the facility. In order to be eligible to borrow under the facility, the Company must be in compliance with a maximum leverage ratio covenant and other standard covenants. The Company is currently in compliance with all covenants. At December 31, 2011, the Company had borrowing capacity under this facility of $650.7 million, after reductions for borrowings and letters of credit outstanding under the facility.

At December 31, 2011, the Company also maintained $75 million of uncommitted U.S. working capital facilities and $154.8 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At December 31, 2011 and December 31, 2010, there were $25 million and $4.1 million, respectively, in borrowings and $37.9 million in letters of credit and bank guarantees outstanding under these facilities as of December 31, 2011. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

At December 31, 2011, the Company had letters of credit and bank guarantees of $117.6 million, inclusive of letters of credit outstanding under the Company’s syndicated revolving credit facility, uncommitted U.S. working capital facilities and uncommitted and committed foreign working capital facilities, as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Debt

At December 31, 2011 and 2010, long-term debt and capital lease obligations, excluding the current maturities, consisted of:

	December 31,
	2011	2010
	(Dollars in millions)
Medium-term notes payable (interest rates from 6.8% to 8.7%)	$398.9	$398.9
6.29% senior notes, maturing in 2016	294.2	295.0
6.125% senior notes, maturing in 2019	298.3	298.1
4.875% senior notes, maturing in 2020	299.4	299.4
3.6% senior notes, maturing in 2021	598.9	598.8
6.80% senior notes, maturing in 2036	234.5	233.7
7.0% senior notes, maturing in 2038	199.2	199.2
Other debt, maturing through 2020 (interest rates from 0.3% to 4.5%)	28.9	16.5

	2,352.3	2,339.6
Capital lease obligations	22.1	13.2

Total	$2,374.4	$2,352.8

Aggregate maturities of long-term debt during the five years subsequent to December 31, 2011, exclusive of capital lease obligations, include $306.5 million in 2016.

The Company maintains a registration statement that allows the Company to issue debt securities, series preferred stock, common stock, stock purchase contracts and stock purchase units.

The Company has issued long-term debt securities in the public markets through a medium-term note program (MTN), which commenced in 1995. MTN notes outstanding at December 31, 2011, consisted entirely of fixed-rate non-callable debt securities. All MTN notes outstanding were issued between 1995 and 1998.

Debt Redemption

In 2010, the Company redeemed all of its outstanding $257,460,000 principal amount 7.625% senior notes due 2012. The Company recognized a net loss of $34.9 million, including a premium of $37.4 million and a net gain of $2.5 million for terminated interest rate swaps, net of the recognition of unamortized costs related to the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Lease Commitments

The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions.

The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2011:

	Capital Leases	Noncancelable Operating Leases
	(Dollars in millions)
2012	$2.1	$50.4
2013	1.9	41.4
2014	3.0	29.9
2015	2.9	22.9
2016	2.9	19.2
Thereafter	20.4	55.1

Total minimum payments	33.2	$218.9

Amounts representing interest	(9.5)

Present value of net minimum lease payments	23.7
Current portion of capital lease obligations	(1.6)

Long-term portion of capital lease obligations	$22.1

Net rent expense for 2011, 2010 and 2009 was $57.6 million, $49.5 million and $46.2 million, respectively. These amounts are net of immaterial amounts of sublease rental income.

Note 13. Pensions and Postretirement Benefits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

Following are the amounts included in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 and the amounts arising during 2011 and 2010 for pensions and postretirement benefits other than pension. There are no transition obligations.

	Net Actuarial Loss	Prior Service Cost	Total
			Before Tax	Tax	After Tax
	(Dollars in millions)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Unrecognized (loss) at December 31, 2009	$(1,371.1)	$(21.4)	$(1,392.5)	$524.2	$(868.3)

Amount recognized in net periodic benefit cost	120.9	6.4	127.3
Amount due to remeasurements	(59.8)	(3.2)	(63.0)
Foreign currency gain / (loss)	1.8	(0.2)	1.6

Unrecognized (loss) at December 31, 2010	$(1,308.2)	$(18.4)	$(1,326.6)	$495.1	$(831.5)

Amount recognized in net periodic benefit cost	62.2	5.3	67.5
Amount due to remeasurements	(418.5)	(1.0)	(419.5)
Amount due to settlement and curtailment	0.6	1.2	1.8
Foreign currency gain / (loss)	1.0	0.1	1.1

Unrecognized (loss) at December 31, 2011	$(1,662.9)	$(12.8)	$(1,675.7)	$617.1	$(1,058.6)

The before tax unrecognized loss at December 31, 2011 and 2010 includes $2.4 million and $1.2 million, respectively, for the Company’s share of the accumulated other comprehensive loss from a Joint Venture (JV). This loss decreased our investment in the JV.

The amount of actuarial loss and prior service cost expected to be recognized in net periodic benefit cost during 2012 are approximately $92.8 million ($59.4 million after tax) and approximately $4.7 million ($3 million after tax), respectively.

Effective January 1, 2011, the Company determined that almost all of the participants of its U.S. salaried defined benefit pension plan were inactive and began amortizing deferred losses for this plan over the remaining life expectancy of the inactive participants. Amortization of deferred losses for all other defined benefit pension plans is generally recognized on a straight-line basis over the average future service period of active employees. Amortization of actuarial gains and losses is recognized using the “corridor approach”, which is the minimum amortization required. Under the corridor approach, the actuarial net gain or loss in excess of 10% of the greater of the projected benefit obligation or the market-related value of the assets is amortized on a straight-line basis over the amortization period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PENSIONS

The following table sets forth the Company’s defined benefit pension plans as of December 31, 2011 and 2010 and the amounts recorded in the consolidated balance sheet. Company contributions include amounts contributed directly to plan assets and indirectly as benefits are paid from the Company’s assets. Benefit payments reflect the total benefits paid from the plan and the Company’s assets. Information on the U.S. plans includes both the qualified and non-qualified plans.

	U.S. Plans		U.K. Plans		Other Plans
	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$3,091.4	$2,906.4	$705.4	$678.7	$149.8	$117.8
Service cost	49.1	46.3	17.1	15.6	7.4	4.9
Interest cost	171.2	168.5	42.0	39.0	8.4	7.1
Amendments	3.2	0.1	—	—	0.2	3.1
Actuarial (gains) losses	238.1	159.2	108.1	10.4	27.0	15.9
Participant contributions	—	—	0.3	0.3	2.4	2.5
Curtailments	0.1	—	—	—	—	—
Settlements	(1.1)	—	—	—	(0.7)	—
Special termination benefits	4.0	—	0.7	0.1	—	—
Foreign currency translation	—	—	(4.8)	(22.6)	(4.1)	3.0
Other	—	—	—	—	0.5	—
Benefits paid	(190.0)	(189.1)	(14.3)	(16.1)	(4.0)	(4.5)

Projected benefit obligation at end of year	$3,366.0	$3,091.4	$854.5	$705.4	$186.9	$149.8

Accumulated Benefit Obligation at the End of Year	$3,181.3	$2,942.9	$718.4	$589.8	$159.3	$120.7

Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount rate	5.03%	5.67%	5.00%	5.81%	4.38%	5.19%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.43%	3.40%
Change in Plan Assets
Fair value of plan assets at beginning of year	$2,574.9	$2,070.1	$702.4	$633.5	$98.6	$80.5
Actual return on plan assets	213.7	290.1	22.6	73.4	(2.9)	9.0
Settlements	(1.3)	—	—	—	(0.8)	—
Participant contributions	—	—	0.3	0.3	2.4	2.5
Company contributions	44.0	403.8	34.4	32.8	13.0	7.5
Foreign currency translation	—	—	(2.8)	(21.5)	(2.1)	3.6
Other	—	—	—	—	0.3	—
Benefits paid	(190.0)	(189.1)	(14.3)	(16.1)	(4.0)	(4.5)

Fair value of plan assets at end of year	$2,641.3	$2,574.9	$742.6	$702.4	$104.5	$98.6

Funded Status (Underfunded)	$(724.7)	$(516.5)	$(111.9)	$(3.0)	$(82.4)	$(51.2)

Amounts Recognized in the Balance Sheet Consist of:
Prepaid pension	$—	$—	$—	$—	$0.4	$0.7
Accrued expenses — current liability	(14.1)	(14.2)	—	—	(1.0)	(0.5)
Pension obligation — non-current liability	(710.6)	(502.3)	(111.9)	(3.0)	(81.8)	(51.4)

Net asset (liability) recognized	$(724.7)	$(516.5)	$(111.9)	$(3.0)	$(82.4)	$(51.2)

Accumulated other comprehensive income (loss) — before tax	$(1,349.0)	$(1,178.7)	$(227.4)	$(81.2)	$(79.0)	$(44.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2011 and 2010:

	U.S. Plans		U.K. Plans		Other Plans
	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Aggregate fair value of plan assets	$2,641.3	$2,574.9	$—	$—	$102.7	$9.2
Aggregate projected benefit obligation	$3,366.0	$3,091.4	$1.0	$0.1	$185.5	$37.8
Aggregate accumulated benefit obligations	$3,181.3	$2,942.9	$0.4	$0.1	$158.4	$33.9

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at December 31, 2011and 2010:

	U.S. Plans		U.K. Plans		Other Plans
	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Aggregate fair value of plan assets	$2,641.3	$2,574.9	$742.6	$702.5	$103.4	$90.2
Aggregate projected benefit obligation	$3,366.0	$3,091.4	$854.5	$705.4	$186.2	$142.1
Aggregate accumulated benefit obligations	$3,181.3	$2,942.9	$718.4	$589.8	$158.8	$113.4

The components of net periodic benefit costs (income) and special termination benefit charges for 2011, 2010 and 2009 are as follows:

	U.S. Plans			U.K. Plans			Other Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(Dollars in millions)
Components of Net Periodic Benefit Cost (Income):
Service cost	$49.1	$46.3	$42.9	$17.1	$15.6	$16.0	$7.4	$4.9	$3.9
Interest cost	171.2	168.5	171.9	42.0	39.0	37.2	8.4	7.1	6.6
Expected return on plan assets	(209.6)	(187.6)	(174.2)	(61.4)	(52.5)	(42.6)	(8.4)	(7.0)	(5.2)
Amortization of prior service cost	5.9	7.0	7.3	(0.6)	(0.6)	(0.6)	0.4	0.1	0.9
Amortization of actuarial (gain) loss	59.5	116.8	105.1	0.1	2.6	7.4	2.6	1.5	1.3

Gross periodic benefit cost (income)	76.1	151.0	153.0	(2.8)	4.1	17.4	10.4	6.6	7.5
Settlement (gain)/loss	0.4	—	—	—	—	—	0.3	—	(0.4)
Curtailment (gain)/loss	1.4	—	—	—	—	—	—	—	—

Net benefit cost (income)	$77.9	$151.0	$153.0	$(2.8)	$4.1	$17.4	$10.7	$6.6	$7.1

Special termination benefit charge	$4.0	$—	$—	$0.7	$0.1	$1.2	$—	$—	$—

Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs for the Years Ended December 31
Discount rate 1/1-6/6	5.67%	5.90%	6.47%	5.81%	5.88%	5.88%	5.20%	5.75%	6.17%
Discount rate 6/7-10/5	5.63%	5.90%	6.47%	5.81%	5.88%	5.88%	5.20%	5.75%	6.17%
Discount rate 10/6-12/31	5.63%	5.90%	6.47%	5.81%	5.88%	5.88%	5.17%	5.75%	6.17%
Expected long-term return on assets	8.25%	8.75%	8.75%	8.25%	8.50%	8.50%	8.08%	8.32%	8.12%
Rate of compensation increase	4.10%	4.10%	4.10%	3.75%	3.75%	3.75%	3.41%	3.38%	3.31%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the approval of a plan to close a U.S. facility, pension assumptions were reevaluated on June 7, 2011 for the remeasurement of a U.S. Wage Plan covering certain union employees. See Note 4, “Business Segment Information”. The facility closure resulted in a curtailment loss of $1.4 million and a contractual termination benefit charge of $4 million. The special termination benefit charges in 2011, 2010 and 2009 relate primarily to reductions in force in several businesses in the U.K. Additionally, lump sum payments in a U.S. and a Canadian plan resulted in settlement losses of $0.4 million and $0.3 million, respectively, for 2011, while a change to a French pension plan resulted in a settlement gain of $0.4 million for 2009.

Expected Pension Benefit Payments

Pension benefit payments, which reflect expected future service, are estimated to be as follows:

Year	U.S. Plans	U.K. Plans	Other Plans
	(Dollars in millions)
2012	$199.9	$11.6	$4.3
2013	208.4	13.3	4.9
2014	203.1	15.0	5.4
2015	206.8	16.9	6.8
2016	209.8	19.1	7.9
2017 to 2021	1,138.2	135.9	50.2

Asset Valuation

The assets of the Company’s worldwide defined benefit plans (Global Plans) are measured at fair value (FV). FV and the FV measurement levels are explained in Note 8, “Fair Value Measurements”.

Derivatives

Derivatives are exchange-traded or over-the-counter and include currency, interest rate and commodity futures, forward currency contracts, swaps and options for equities, fixed income, commodities and currency, and derivatives of equity and fixed income securities. These instruments are valued using a market approach based on prices obtained from primary or secondary exchanges for exchange-traded derivatives or using proprietary pricing models which incorporate observable inputs including volatility, spot prices, swap curves and other market- corroborated inputs. Realized gains and losses and changes in FV of the derivatives are reflected currently. Derivatives are used to manage portions of the interest rate and currency exposures, to gain asset class exposure while maintaining liquidity and to exploit relative performance across asset classes or markets.

Derivatives in the fair value table are futures contracts held within the U.S. Plans to manage the interest rate exposure and derivatives of equity and fixed income securities used by the U.S. Plans to maintain asset class exposure to equities and fixed income while maintaining liquidity for benefit payments.

Derivatives are held by commingled funds in the Global Tactical Asset Allocation (GTAA) portfolio to gain currency and commodity exposures. Equity, fixed income and currency derivatives, including swaps and options, are used within the absolute return strategies to exploit relative performance across asset classes or markets. Commodity futures and swaps are used within the commodity strategies. These derivatives are shown within the commingled strategies to which they relate.

Derivatives are held within the commingled equity funds that invest in international equities to manage risk and enhance total return related to investments in securities denominated in currencies other than the Global Plans’ currencies. These derivative positions are settled daily and classified as other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commingled Funds (Applicable to Money Market, Equity, Fixed Income, Commodity, Securities Lending Collateral, Real Estate, Asset Allocation and Absolute Return Investments)

The commingled funds are institutional investment instruments valued at the FV of the ownership interests in the funds. The Net Asset Value (NAV) per unit which is provided by the fund administrator is the primary input into the valuation of the ownership interest. The NAV is based on the FV of the underlying assets owned by the fund, minus its liabilities, divided by the number of shares outstanding. Commingled investment funds generally are valued based upon the observability of the prices or inputs used to value the underlying portfolio instruments.

The underlying assets of the real estate commingled fund investments are valued using unobservable inputs from the investment manager and valuation techniques that include annual third party appraisals, comparable transactions, discounted cash flow valuations models and observable market data. Unobservable inputs include prices of sales of similar properties, estimates of rental income, discount rates, residual value estimates and estimates of reproduction or replacement costs. Liquidity for the real estate commingled funds is quarterly.

The underlying assets of the non-real estate commingled fund investments are money market, U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, and commodity financial instruments or investments in commingled funds that invest in these underlying assets. These instruments are valued principally using a market approach based on quoted prices obtained from the primary or secondary exchanges on which they are traded. When market prices are not available, FV is based on indicative quotes from brokers and proprietary pricing models combined with observable market inputs, including unadjusted quotes in active markets or quoted prices for similar assets or other observable inputs including, but not limited to, transactions activity, interest rates, yield curves, spot prices, prepayment speeds and default rates. These funds generally have daily liquidity.

In addition to the NAV, consideration is given to any specific rights or obligations that pertain to investments in the commingled fund, which if deemed significant, may adjust the FV of the ownership interest and result in a lower, less observable FV hierarchy level. There are no significant specific rights or obligations pertaining to these commingled funds that require an adjustment to the FV.

Equity

Individual equity securities, including common stock, real estate investment trusts (REITS), preferred stock, rights and warrants, are valued using a market approach primarily based on quoted prices obtained from the primary or secondary U.S. and non-U.S. exchanges on which they are traded. Investments in exchange-traded securities are valued at the closing prices on the last trading day of the year.

Fixed Income

Fixed income securities, including U.S. treasuries and U.S. and non-U.S. government, corporate and asset- and mortgage-backed securities and commercial paper, are valued using a market approach primarily based on prices obtained from the primary or secondary exchanges on which they are traded. When market prices are not available, these instruments are valued using a market approach based on (1) market transactions for identical or comparable securities and various relationships between securities which are generally recognized by institutional traders, including consideration of yield or price of securities of comparable quality, coupon, maturity and type or (2) based on quotes from bankers, brokers, dealers or other qualified appraisers. FV is within a “bid-ask spread” and is considered to be the price at which the security would be exited. Certain securities may be valued using an income approach based on cash flows and observable inputs such as discount rates, industry research reports, the value of underlying assets or guarantees and issue structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guaranteed Investment Contracts (GICs)

GICs are insurance contracts that guarantee the owner principal repayment and a fixed or floating interest rate for a pre-determined amount of time by investing in an underlying portfolio of securities. The fund is valued using a NAV. Please see above discussion in Commingled Funds.

The table below presents the classes and FV levels for the Global Plans’ assets as of December 31, 2011 and 2010.

	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Investments at FV
Derivatives	$8.5	$8.5	$—	$—	$(4.0)	$(4.0)	$—	$—
Short term investments
Commingled money market funds	176.8	—	176.8	—	139.6	—	139.6	—
Commingled collateral held under securities lending agreements	9.4	—	9.4	—	65.0	—	65.0	—
Commingled fixed income funds	23.2	—	23.2	—	12.5	—	12.5	—
Commercial paper and other	—	—	—	—	2.5	—	2.5	—
Equity
Common stock/REITs	956.7	956.7	—	—	1,262.1	1,262.1	—	—
Common stock — loaned	(9.7)	(9.7)	—	—	(49.5)	(49.5)	—	—
Commingled equity funds	570.9	—	570.9	—	751.1	—	751.1	—
Fixed Income
U.S. treasuries	161.6	161.6	—	—	66.5	66.5	—	—
Government, corporate and asset backed obligations	584.6	—	584.6	—	438.7	—	438.7	—
U.S. government securities — loaned	—	—	—	—	(1.2)	(1.2)	—	—
Corporate obligations — loaned	(0.2)	—	(0.2)	—	(13.2)	—	(13.2)	—
Commingled fixed income funds	532.7	—	532.7	—	448.4	—	448.4	—
Real Estate Commingled Funds	281.2	—	—	281.2	201.7	—	—	201.7
Commingled Commodity Funds	92.1	—	92.1	—	24.8	—	24.8	—
Asset Allocation Commingled Funds and Absolute Return Commingled Funds	74.9	—	74.9	—	1.7	—	1.7	—
Guaranteed Investment Contracts	3.4	—	3.4	—	3.4	—	3.4	—
Securities on Loan	9.9	9.7	0.2	—	63.9	50.7	13.2	—

Total Investments	3,476.0	$1,126.8	$2,068.0	$281.2	3,414.0	$1,324.6	$1,887.7	$201.7

Other Assets
Cash	18.0				18.6
Net receivables/payables related to investment transactions	4.5				9.0
Obligations under securities lending agreements	(10.1)				(65.7)

Global plan assets	$3,488.4				$3,375.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the changes in the FV of the Level 3 investments for 2011 and 2010.

Real Estate
(Dollars in millions)
FV December 31, 2009	$125.9
Acquisitions	70.2
Dispositions	(7.8)
Realized Gain (Loss)	0.1
Change in FV	13.3

FV December 31, 2010	201.7
Acquisitions	58.7
Realized Gain (Loss)	1.5
Change in FV	19.3

FV December 31, 2011	$281.2

Asset Allocation and Investment Policy

The Company’s asset allocation strategies are designed to balance the objectives of achieving the target long-term rate of return to meet the future payment obligations while reducing the volatility of the plans’ funded status and the Company’s pension expense and contribution requirements.

The majority of assets is invested in publicly traded U.S. and non-U.S. equities across a broad range of market capitalizations, industries and countries. Fixed income strategies are broadly invested primarily in corporate bonds and U.S. and U.K. government bonds. Real estate strategies are commingled investments that directly own U.S. and U.K. property. Commodity strategies are long commodity exposures that focus on managing yield from the forward term structure of commodity futures contracts. The U.K. absolute return strategy makes decisions about market exposure, stock selection and relative performance across asset classes or markets to achieve a targeted return.

Assets are rebalanced to targets on a periodic basis.

U.S. Qualified Pension Plans

The Company’s U.S. qualified pension plans were underfunded at December 31, 2011. Benefit payments from the plans were $178 million and $177 million in 2011 and 2010, respectively.

No Company common stock was held directly by the plans at December 31, 2011 and 2010.

The plans’ fixed income assets have a target duration of 100% to 200% of the plans’ liabilities and are designed to offset 30% to 100% of the effect of interest rate changes on the plans’ funded status. By investing in long-duration bonds and duration extending interest rate derivatives, the plans are able to invest more assets in equities and real estate, which historically have generated higher returns over time, while reducing the volatility of the plans’ funded status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the U.S. Trust’s 2012 target asset allocation and the actual asset allocations at December 31, 2011 and 2010.

Asset Category	Target Allocation 2012	Actual Allocation At December 31, 2011	Actual Allocation At December 31, 2010
Equities – U.S. Large Cap	15-35%	24%	31%
Equities – U.S. Mid Cap	3-8%	4%	7%
Equities – U.S. Small Cap	1-6%	2%	4%
Equities – Developed International & Emerging Markets	10-20%	15%	20%
Equities – Total	35-65%	45%	62%
Real Estate	0-10%	8%	5%
Commodities	2-4%	3%	1%
Equities & Alternatives – Total	45-70%	56%	68%
Fixed Income	30-60%	43%	31%
Cash	0-2%	1%	1%
Total	100%	100%	100%

A portion of the assets, typically between 10% and 15%, is actively managed in a global tactical asset allocation strategy, where day-to-day allocation decisions are made by the investment manager based on relative expected returns of stocks, bonds, commodities and cash in the U.S. and various non-U.S. markets. The global tactical asset allocation strategy also has a currency management component that is unrelated to the asset allocation positioning of the portfolio.

Tactical changes to the duration of the fixed income portfolio are made periodically. The actual duration of the fixed income portfolio was approximately 18 and 13 years at December 31, 2011 and 2010, respectively.

U.K. Pension Plan

The Company’s U.K. defined benefit pension plans were underfunded at December 31, 2011. Benefit payments from the plans were $14.3 million and $16.1 million in 2011 and 2010, respectively.

Since the plan’s obligations are paid in Great Britain Pounds Sterling, the plan invests approximately 70% of its assets in U.K.-denominated assets. Fixed income assets have a duration of about 15 years and are designed to offset approximately 15% to 25% of the effect of interest rate changes on the plan’s funded status.

The table below sets forth the plan’s target asset allocation for 2012 and the actual asset allocations at December 31, 2011 and 2010.

Asset Category	Target Allocation 2012	Actual Allocation At December 31, 2011	Actual Allocation At December 31, 2010
Equities – U.K.	14-17%	17%	30%
Equities – Global	27-33%	26%	27%
Absolute Return	9-11%	10%	0%
Real Estate	8-12%	10%	9%
Fixed Income	32-39%	36%	31%
Cash	0%	1%	3%
Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

As of December 31, 2011 and December 31, 2010, the discount rates for the U.S. and U.K. were determined using a bond settlement approach based on a hypothetical portfolio of high quality corporate bonds whose coupon payments and maturity values are designed to match the projected benefit payment cash flows of the underlying pension and OPEB obligations. The resulting discount rates were used to determine the benefit obligations as of December 31, 2011 and 2010.

The long-term asset return assumptions for the U.S. and U.K. were based on an analysis of historical returns for equity, fixed income and real estate markets and the Company’s strategic portfolio allocation.

The RP2000 mortality table with projected improvements for life expectancy through 2020 using Scale AA was used for determination of the U.S. benefit obligations as of December 31, 2011 and 2010.

Anticipated Contributions to Defined Benefit Plans and Trusts

During 2012, the Company expects to contribute approximately $150 million to $200 million to its worldwide qualified and non-qualified pension plans.

U.S. Non-Qualified Pension Plan Funding

The Company maintains non-qualified pension plans in the U.S. to accrue retirement benefits in excess of Internal Revenue Code limitations and other contractual obligations. On December 31, 2011 and 2010, $60 million and $61 million, respectively, was held in a rabbi trust for payment of future non-qualified pension benefits for certain retired, terminated and active employees. The assets consist of cash surrender value of life insurance policies, equity and fixed income mutual funds and cash and cash equivalents. The assets of the rabbi trust, which do not qualify as plan assets and, therefore, are not included in the tables in this note, are available to pay pension benefits to these individuals, but are otherwise unavailable to the Company. The assets, other than approximately $27 million and $29 million as of December 31, 2011 and 2010, respectively, which are assigned to certain individuals if benefit payments to these individuals are not made when due, are available to the Company’s general creditors in the event of insolvency.

Defined Contribution Plans

In the U.S., the Company maintains voluntary U.S. retirement savings plans for salaried and wage employees. For 2011, 2010 and 2009, the Company’s cost was $61.8 million, $53.4 million and $49.8 million, respectively.

The Company also maintains defined contribution retirement plans for certain non-U.S. subsidiaries. For 2011, 2010 and 2009, the Company’s cost was $12.6 million, $9.8 million and $7.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The following table sets forth the status of the Company’s defined benefit postretirement plans other than pension and the amounts recorded in the Company’s consolidated balance sheet.

	2011	2010
	(Dollars in millions)
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$326.6	$331.5
Service cost	1.1	1.1
Interest cost	15.7	17.4
Amendments	(2.4)	—
Actuarial (gains) losses	0.6	3.7
Foreign currency translation/Other	(0.1)	0.1
Gross benefits paid	(31.0)	(30.4)
Federal subsidy received	3.5	3.2

Projected benefit obligation at end of year	$314.0	$326.6

Weighted-Average Assumptions used to Determine Benefit Obligations as of December 31
Discount rate	4.67%	5.29%
Initial health care rate of increase	7.50%	7.50%
Ultimate health care rate of increase	5.00%	5.00%
Year ultimate trend reached	2018	2017
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Company contributions	31.0	30.4
Gross benefits paid	(31.0)	(30.4)

Fair value of plan assets at end of year	$—	$—

Funded Status (Underfunded)	$(314.0)	$(326.6)

Amounts Recognized in the Balance Sheet Consist of:
Accrued expenses — current liability	$(27.8)	$(29.7)
Postretirement benefits other than pensions — non-current liability	(286.2)	(296.9)

Net liability recognized	$(314.0)	$(326.6)

Accumulated other comprehensive income (loss) — before tax	$(20.3)	$(22.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic postretirement benefit cost are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Components of Net Periodic Benefit Cost:
Service cost	$1.1	$1.1	$1.4
Interest cost	15.6	17.4	19.6
Amortization of prior service cost	(0.4)	(0.1)	(0.2)
Recognized net actuarial (gain) loss	—	—	—

Net periodic benefit cost	$16.3	$18.4	$20.8

Weighted-Average Assumptions used to Determine Net Periodic Benefit Cost
Discount rate	5.29%	5.55%	6.38%
Initial health care rate of increase	7.50%	7.30%	7.80%
Ultimate health care rate of increase	5.00%	5.00%	5.00%
Year ultimate trend reached	2017	2015	2015

The table below quantifies the impact of a one-percentage point change in the assumed health care cost trend rate.

	One Percentage Point Increase	One Percentage Point Decrease
	(Dollars in millions)
Increase (Decrease) in
Total of service and interest cost components in 2011	$0.8	$(0.7)
Accumulated postretirement benefit obligation as of December 31, 2011	$17.7	$(15.9)

Expected Postretirement Benefit Payments Other Than Pensions

Benefit payments for other postretirement obligations other than pensions, which reflect expected future service are expected to be paid as follows:

Year	Expected Employer Payments	Medicare Subsidy	Net Payments
	(Dollars in millions)
2012	$32.0	$(3.6)	$28.4
2013	32.1	(3.8)	28.3
2014	32.0	(3.9)	28.1
2015	31.7	(4.0)	27.7
2016	31.2	(4.1)	27.1
2017 to 2021	144.5	(22.0)	122.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Income Taxes

Income from continuing operations before income taxes as shown in the consolidated statement of income consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Domestic	$886.7	$592.0	$552.2
Foreign	277.8	212.9	231.9

TOTAL	$1,164.5	$804.9	$784.1

A summary of income tax expense (benefit) from continuing operations in the consolidated statement of income is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Current
Federal	$192.0	$67.4	$43.9
Foreign	53.6	36.5	18.4
State	5.2	(38.4)	6.8

	250.8	65.5	69.1

Deferred
Federal	85.7	148.6	128.9
Foreign	11.3	(2.3)	7.4
State	(1.8)	8.7	2.4

	95.2	155.0	138.7

TOTAL	$346.0	$220.5	$207.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred income tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(Dollars in millions)
Deferred income tax assets
Pensions	$291.0	$200.6
Tax credit and net operating loss carryovers	125.0	114.8
Postretirement benefits other than pensions	113.9	122.0
Inventories	58.1	42.9
Other nondeductible accruals	197.1	163.1
Employee benefits plans	66.5	65.8
Foreign currency hedges	4.9	—
Other	17.8	—

Deferred income tax assets	874.3	709.2
Less: valuation allowance	(54.7)	(45.1)

Total deferred income tax assets	819.6	664.1

Deferred income tax liabilities
Tax over book depreciation	(185.4)	(149.6)
Intangible assets	(496.8)	(392.3)
Foreign currency hedges	—	(3.8)
Pre-production and contract accounting	(487.0)	(385.4)
Other	—	(17.6)

Total deferred income tax liabilities	(1,169.2)	(948.7)

Net deferred income tax asset (liability)	$(349.6)	$(284.6)

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

At December 31, 2011, the Company had net operating loss and tax credit carryforward benefits of approximately $125 million which will expire in the years 2012 through 2031. For financial reporting purposes, the Company has a valuation allowance in 2011, 2010 and 2009 of approximately $55 million, $45 million and $55 million, respectively, to offset the deferred tax asset relating to those carryforward benefits. The net expense (benefit) recorded as a change in the total valuation allowance for 2011, 2010 and 2009 was $9.7 million, ($9.8) million and $4.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, in millions of dollars, was as follows:

Balance at January 1, 2009	$131.3
Additions based on tax positions related to current year	9.9
Additions for tax positions of prior years	3.1
Reductions for tax positions of prior years	(1.4)
Settlements	(4.9)

Balance at December 31, 2009	$138.0

Additions based on tax positions related to current year	10.2
Additions for tax positions of prior years	20.0
Reductions for tax positions of prior years	(6.7)
Settlements	(14.4)

Balance at December 31, 2010	$147.1

Additions based on tax positions related to current year	13.4
Additions for tax positions of prior years	14.4
Reductions for tax positions of prior years	(7.0)
Settlements	(5.2)

Balance at December 31, 2011	$162.7

Included in the balance at December 31, 2011, are $0.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. At December 31, 2011 and 2010, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $215.5 million and $203.9 million, respectively. The difference relates to the impact of indirect effects including the federal benefit of state taxes and interest and penalties net of any related federal benefit as well as temporary differences which do not affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During 2011, 2010 and 2009, the Company recognized adjustments to income tax expense for interest and penalties of gains of $20.1 million, $29 million and $9.5 million, respectively. The Company had approximately $99.3 million and $119.4 million for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2005 and with few exceptions, state and local examinations for years before 2005 and non-U.S. income tax examinations for years before 2002. In late 2011 and early January 2012, the U.S. Internal Revenue Service (IRS) began examination of its 2009 and 2010 taxable years, respectively. For a discussion of uncertainties related to tax matters see Note 16, “Contingencies”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	2011		2010		2009
	%	(Dollars in millions)%		(Dollars in millions)%		(Dollars in millions)
Income from continuing operations before income taxes		$1,164.5		$804.9		$784.1
Statutory federal income tax rate	35.0%		35.0%		35.0%
State and local taxes	0.2%	$1.9	0.6%	$4.6	0.9%	$7.1
Tax benefits related to U.S. manufacturing	(1.4)%	$(16.1)	(0.8)%	$(6.6)	(0.9)%	$(7.4)
Tax credits	(2.1)%	$(24.3)	(3.1)%	$(25.1)	(3.0)%	$(23.8)
Deemed repatriation of non-U.S. earnings	0.3%	$3.2	1.7%	$14.0	1.8%	$14.0
Differences in rates on foreign subsidiaries	(1.3)%	$(15.2)	(3.4)%	$(27.6)	(4.3)%	$(33.8)
Interest on potential tax liabilities	0.3%	$3.7	0.5%	$4.1	(1.0)%	$(7.7)
Tax settlements and other adjustments to tax reserves (See Note 16)	(0.3)%	$(2.9)	(1.1)%	$(9.0)	1.0%	$7.5
Other items(1)	(1.0)%	$(11.9)	(2.0)%	$(15.6)	(3.0)%	$(22.6)

Effective income tax rate	29.7%		27.4%		26.5%

(1)	Includes a $10 million charge in 2010 due to the enactment of health care reform legislation in the U.S.

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of approximately $852.9 million that result primarily from the remaining undistributed earnings the Company intends to reinvest indefinitely. Determination of the potential liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Supplemental Balance Sheet Information

Allowance for Doubtful Accounts

The changes in accounts receivable allowances for doubtful accounts, in millions of dollars, were as follows:

Balance at December 31, 2008	$17.2

Charged to expense	2.9
Write-off of doubtful accounts	(2.3)
Foreign currency translation and other	0.2

Balance at December 31, 2009	18.0

Charged to expense	2.3
Write-off of doubtful accounts	(3.7)
Foreign currency translation and other	0.2

Balance at December 31, 2010	16.8

Charged to expense	3.2
Write-off of doubtful accounts	(1.1)
Foreign currency translation and other	0.4

Balance at December 31, 2011	$19.3

Property, Plant and Equipment-net

Property, plant and equipment and accumulated depreciation were as follows:

	December 31,
	2011	2010
	(Dollars in millions)
Land	$103.8	$78.8
Buildings and improvements	835.2	801.9
Machinery and equipment	2,361.9	2,270.9
Construction in progress	273.2	213.8

	3,574.1	3,365.4
Less accumulated depreciation	(1,940.9)	(1,843.9)

Total	$1,633.2	$1,521.5

Property included assets acquired under capital leases, principally buildings, machinery and equipment of $27.7 million and $18 million at December 31, 2011 and 2010, respectively. Related accumulated depreciation was $5.3 million and $4.2 million at December 31, 2011 and 2010, respectively. Depreciation expense was $202.5 million, $190.3 million and $179.2 million during 2011, 2010 and 2009, respectively. Interest costs capitalized during 2011, 2010 and 2009 was $2.3 million, $1.5 million and $1.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

Other assets consisted of the following:

	December 31,
	2011	2010
	(Dollars in millions)
Participation payments — net of accumulated amortization of $14.3 million and $12 million at December 31, 2011 and 2010, respectively	$175.8	$116.7
Rotable assets — net of accumulated amortization of $159 million and $145.4 million at December 31, 2011 and 2010, respectively	136.3	130.3
Rabbi trust assets, including cash surrender value of life insurance contracts	116.1	115.1
Sales incentives — net of accumulated amortization of $68.9 million and $67.2 million at December 31, 2011 and 2010, respectively	62.7	55.6
Flight certification costs — net of accumulated amortization of $12.5 million and $9.4 million at December 31, 2011 and 2010, respectively	47.0	42.8
Investments in affiliated companies	26.4	17.8
Entry fee — net of accumulated amortization of $6.7 million and $4.7 million at December 31, 2011 and 2010, respectively	21.3	23.3
Foreign currency hedges	19.3	43.9
All other	66.4	79.1

Total	$671.3	$624.6

See Note 2, “Significant Accounting Policies” for a description of rotable assets, participation payments, sales incentives, flight certification costs and the entry fee.

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2011	2010
	(Dollars in millions)
Deferred revenue (see Note 2 “Significant Accounting Policies”)	$371.3	$274.9
Wages, vacations, pensions and other employment costs	365.1	313.2
Warranties	93.6	90.0
Accrued taxes	46.1	31.1
Postretirement benefits other than pensions	27.8	29.7
Foreign currency hedges	15.9	22.5
Other	291.3	280.4

Total	$1,211.1	$1,041.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

The Company extends financial and product performance guarantees to third parties. At December 31, 2011, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
	(Dollars in millions)
Environmental remediation and other indemnification (See Note 16 “Contingencies”)	No limit	$12.9
Guarantees of residual value on leases	$28.1	$—
Guarantees of JV debt and other financial instruments	$41.9	$—

The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.

The Company is a guarantor on a revolving credit agreement totaling £35 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line with a notional amount of $142 million and a fair value asset of $0.5 million at December 31, 2011. The Company is indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.

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

The changes in the carrying amount of service and product warranties, in millions, are as follows:

Balance at December 31, 2009	$147.6

Net provisions for warranties issued during the year	49.2
Net change to warranties existing at the beginning of the year	(6.8)
Payments	(42.0)
Foreign currency translation and other	0.5

Balance at December 31, 2010	148.5

Net provisions for warranties issued during the year	51.1
Net change to warranties existing at the beginning of the year	6.2
Payments	(53.9)
Foreign currency translation and other	6.0

Balance at December 31, 2011	$157.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and long-term portions of service and product warranties were as follows:

	December 31,
	2011	2010
	(Dollars in millions)
Accrued expenses	$93.6	$90.0
Other non-current liabilities	64.3	58.5

Total	$157.9	$148.5

Other Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Net income attributable to Goodrich	$810.4	$578.7	$597.3
Other comprehensive income (loss) net of tax:
Unrealized foreign currency translation gains (losses) during the period, net of tax for 2009 of ($1.9)(1)	(84.7)	(31.2)	119.2
Pension and OPEB liability adjustments during the period, net of tax for 2011, 2010 and 2009 of $121.9, ($29.1) and ($37.2), respectively	(227.1)	36.8	37.2
Gain (loss) on cash flow hedges, net of tax for 2011, 2010 and 2009 of $8.7, $6 and ($76.4), respectively	(23.3)	(8.5)	148.5
Less: comprehensive income attributable to noncontrolling interests	—	—	—

Total comprehensive income (loss) attributable to Goodrich	$475.3	$575.8	$902.2

Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2011	2010
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains, net of deferred taxes of ($1.5) and ($1.7), respectively(1)	$54.9	$139.6
Pension and OPEB liability adjustments	(1,058.6)	(831.5)
Accumulated gain/(loss) on cash flow hedges	(7.5)	15.8

Total	$(1,011.2)	$(676.1)

(1)	Other than noted above, no income taxes were provided on foreign currency translation gains (losses) for comprehensive income (loss) and accumulated other comprehensive income (loss) as foreign earnings are considered permanently invested.

The pension and OPEB liability amounts above are net of deferred taxes of $617.1 million and $495.1 million in 2011 and 2010, respectively. The accumulated gain on cash flow hedges above is net of deferred taxes of $4.1 million and $4.6 million in 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The changes in the carrying amount of environmental liabilities for 2011, in millions, are as follows:

Balance at December 31, 2010	$67.7
Accruals and adjustments	5.4
Payments	(8.2)
Foreign currency translation and other	3.4

Balance at December 31, 2011	$68.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011 and 2010, $13.3 million and $14.6 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At December 31, 2011 and 2010, $32.8 million and $27.3 million, respectively, was associated with ongoing operations and $35.5 million and $40.4 million, respectively, was associated with previously owned businesses.

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

A summary of the deferred settlement credits activity for the twelve months ended December 31, 2011, in millions, is as follows:

Balance at December 31, 2010	$48.6
Proceeds from insurance settlements	0.5
Amounts recorded as reduction of costs	(5.6)

Balance at December 31, 2011	$43.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and long-term portions of the deferred settlement credits were as follows:

	December 31,
	2011	2010
	(Dollars in millions)
Accrued expenses	$7.2	$5.7
Other non-current liabilities	36.3	42.9

Total	$43.5	$48.6

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

This program is in the early production phase, with its entry into service in September 2011 followed by rapidly increasing production rates shortly thereafter. For this contract to remain profitable, it will be important that assumptions are realized as currently estimated in the Company’s outlook, such as:

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

JSTARS Program

In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of December 31, 2011, the Company had $18.4 million (net of advances of $8.8 million) of pre-production costs and inventory related to this program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Years 2000 to 2004

During 2007, the IRS and the Company reached agreement on substantially all of the issues raised with respect to the examination of taxable years 2000 to 2004. The Company submitted a protest to the Appeals Division of the IRS with respect to the remaining unresolved issues which involve the proper timing of certain deductions. The Company and the IRS were unable to reach agreement on the remaining issues. In December 2009, the Company filed a petition in the U.S. Tax Court and in March 2010 the Company also filed a complaint in the Federal District Court. On January 18, 2012, the District Court granted the government’s motion for partial summary judgment in this matter. Final judgment in the District Court case cannot be entered until the remaining issues are resolved. It is the Company’s intent to appeal the ruling once final judgment is entered. The Company believes the amount of the estimated tax liability if the IRS were to ultimately prevail is fully reserved. The Company cannot predict the timing or ultimate outcome of a final resolution.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s consolidated balance sheet at fair value, with the offset reflected in AOCI, net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The notional value of the forward contracts at December 31, 2011 and 2010 was $1,933.7 million and $2,286.5 million, respectively. The total fair value before taxes of the Company’s forward contracts and the accounts in the consolidated balance sheet in which the fair value amounts are included are shown below:

	December 31,
	2011	2010
	(Dollars in millions)
Prepaid expenses and other assets	$15.8	$20.3
Other assets	19.8	44.6
Accrued expenses	16.0	22.7
Other non-current liabilities	26.1	11.6

The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax for 2011, 2010 and 2009 of $8.7, $6 and $(76.4), respectively	$(23.3)	$(8.5)	$148.5
Amount of gain/(loss) reclassified from AOCI into earnings	$11.5	$(32.2)	$(49.6)

As of December 31, 2011, the fair value of the Company’s forward contracts of a $6.5 million net liability (before a deferred tax asset of $3.2 million), is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of December 31, 2011 the portion of the $6.5 million that would be reclassified into earnings as a decrease in sales to offset the effect of the hedged item in the next 12 months is a loss of $0.2 million. These forward contracts mature on a monthly basis with maturity dates that range from January 2012 to December 2016. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during 2011, 2010 and 2009.

In connection with the formation of the JV on December 31, 2008, a third party assumed, without recourse to the Company, certain of these forward contracts with notional amounts aggregating $149.5 million and a fair value liability of approximately $32 million. The related net loss position of $32 million associated with these forward contracts was deferred in AOCI and is recognized into earnings as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

original forecasted transactions affect earnings. As of December 31, 2011, a $0.4 million loss, net of deferred taxes of $0.4 million, remained in AOCI related to these forward contracts.

As of December 31, 2011, a $2.7 million loss, net of deferred taxes of $0.5 million, remained in AOCI related to the treasury locks resulting from the 2006 and 2010 issuance of senior notes.

Fair Value Hedges

The Company enters into interest rate swaps to increase the Company’s exposure to variable interest rates. The settlement and maturity dates on each swap are the same as those on the referenced notes. The interest rate swaps are accounted for as fair value hedges and the carrying value of the notes is adjusted to reflect the fair values of the interest rate swaps. For 2011, 2010 and 2009, net gains of $1.6 million, $2.7 million and $3.7 million ($1 million, $1.7 million and $2.3 million after tax, respectively) were recorded as a reduction to interest expense. These amounts included previously terminated swaps which are amortized over the life of the underlying debt. At December 31, 2011, the Company had no interest rate swaps outstanding.

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

As of December 31, 2011, the Company had no such outstanding forward contracts. During 2011, the Company recorded a gain on its monetary assets of approximately $8 million, which was offset by losses on the forward contracts described above of approximately $17 million.

As of December 31, 2010, the Company had contracts outstanding with a notional value of $14.9 million and a fair value net liability of $0.2 million. During 2010, the Company recorded a transaction gain on its monetary assets of approximately $17.7 million, which was offset by losses on the forward contracts described above of approximately $26.2 million.

As of December 31, 2009, the Company had contracts outstanding with a notional value of $57.9 million and a fair value net liability of $2.5 million. During 2009, the Company recorded a transaction loss on its monetary assets of approximately $16.7 million, which was partially offset by gains on the forward contracts described above of approximately $9.8 million.

Note 18. Supplemental Cash Flow Information

The following table sets forth other cash flow information including acquisitions.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Estimated fair value of tangible assets acquired	$203.5	$88.2	$115.1
Goodwill and identifiable intangible assets acquired	588.2	280.1	420.9
Net cash paid, net of cash acquired	(503.3)	(342.6)	(392.1)

Liabilities assumed, including deferred tax liabilities	$288.4	$25.7	$143.9

Interest paid, net of amount capitalized	$130.9	$123.8	$114.8

Income taxes paid, net of refunds received	$73.0	$142.6	$38.9

Interest and income taxes paid include amounts related to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19. Preferred Stock

There are 10,000,000 authorized shares of Series Preferred Stock — $1 par value. Shares of Series Preferred Stock that have been redeemed are deemed retired and extinguished and may not be reissued. As of December 31, 2011, 2,401,673 shares of Series Preferred Stock have been redeemed, and no shares of Series Preferred Stock were outstanding. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series of the Series Preferred Stock.

Cumulative Participating Preferred Stock — Series F

The Company has 200,000 shares of Junior Participating Preferred Stock — Series F — $1 par value Series F Stock authorized at December 31, 2011. Series F Stock has preferential voting, dividend and liquidation rights over the Company’s common stock. At December 31, 2011, no Series F Stock was issued or outstanding.

Note 20. Common Stock

During 2011, 2010 and 2009, 1.5 million, 3 million and 1.6 million shares, respectively, of authorized but unissued shares of common stock were issued under the 2001 and 2011 Equity Compensation Plan and other employee share-based compensation plans.

During 2011, the Company registered an additional 2.8 million shares of common stock reserved for issuance for future awards pursuant to the 2011 Equity Compensation Plan and other employee share-based compensation plans. As of December 31, 2011, there were 11.2 million shares of common stock reserved for issuance under outstanding and future awards pursuant to the 2011 Equity Compensation Plan and other employee share-based compensation plans.

As discussed in Note 1, “Goodrich Merger Agreement with United Technologies Corporation”, the Company is prohibited from granting new awards pursuant to employee share-based compensation plans after September 21, 2011 (except under certain conditions in the event the Merger is not consummated prior to August 31, 2012).

The Company acquired 1.2 million, 2.4 million and 0.4 million shares of treasury stock in 2011, 2010 and 2009, respectively. Included in these amounts are shares the Company repurchased under its share repurchase program described below.

A share repurchase program was initially approved by the Company’s Board of Directors on October 24, 2006 and increased on February 19, 2008, for $600 million in total. On February 15, 2011, the Board approved an additional increase to $1.1 billion in total. The primary purpose of the program is to reduce dilution to existing shareholders from the Company’s share-based compensation plans. No time limit was set for completion of the program. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate, subject to market conditions, regulatory requirements and other factors. The program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice. The Company repurchased 1 million, 2.2 million and 0.3 million shares of the Company’s common stock for approximately $84 million, $167 million and $16 million in 2011, 2010 and 2009, respectively, under the program. The Company has $479 million remaining to repurchase shares under the program.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in millions, except per share amount)
BUSINESS SEGMENT SALES
Actuation and Landing Systems	$684.3	$736.7	$733.0	$791.3	$613.1	$608.1	$631.1	$639.2
Nacelles and Interior Systems	656.4	688.8	705.1	746.4	555.8	577.4	582.7	623.6
Electronic Systems	555.2	575.9	594.5	607.3	526.3	532.0	534.2	543.4

TOTAL SALES	$1,895.9	$2,001.4	$2,032.6	$2,145.0	$1,695.2	$1,717.5	$1,748.0	$1,806.2

GROSS PROFIT(1)	$585.4	$617.2	$660.1	$709.4	$490.9	$544.6	$541.1	$546.4

OPERATING INCOME
Actuation and Landing Systems	$86.5	$76.5	$97.1	$113.3	$69.4	$60.5	$79.5	$63.7
Nacelles and Interior Systems	157.3	178.2	191.1	203.1	118.8	151.4	136.8	148.9
Electronic Systems	91.0	89.8	104.7	105.3	70.8	95.1	86.3	72.7
Corporate(2)	(34.5)	(41.6)	(41.4)	(40.6)	(38.0)	(31.7)	(41.5)	(44.4)

TOTAL OPERATING INCOME	$300.3	$302.9	$351.5	$381.1	$221.0	$275.3	$261.1	$240.9

CONSOLIDATED NET INCOME	$196.6	$178.3	$203.3	$240.6	$113.8	$161.4	$161.4	$150.0

INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO GOODRICH	$194.8	$176.6	$201.1	$237.6	$110.0	$158.9	$160.1	$147.5
Discontinued Operations	—	—	—	0.3	1.2	0.1	0.1	0.8

NET INCOME ATTRIBUTABLE TO GOODRICH	$194.8	$176.6	$201.1	$237.9	$111.2	$159.0	$160.2	$148.3

Basic Earnings Per Share(3)
Continuing Operations	$1.53	$1.39	$1.59	$1.87	$0.87	$1.25	$1.26	$1.16
Discontinued Operations	—	—	—	—	0.01	—	—	0.01

Net Income Attributable to Goodrich	$1.53	$1.39	$1.59	$1.87	$0.88	$1.25	$1.26	$1.17

Diluted Earnings Per Share(3)
Continuing Operations	$1.52	$1.38	$1.57	$1.85	$0.86	$1.24	$1.25	$1.15
Discontinued Operations	—	—	—	—	0.01	—	—	0.01

Net Income Attributable to Goodrich	$1.52	$1.38	$1.57	$1.85	$0.87	$1.24	$1.25	$1.16

(1)	Gross profit represents sales less cost of sales.

(2)	Includes corporate general and administrative expenses and certain ERP expenses, which were not allocated to the segments.

(3)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to rounding.

QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

The Company’s operating results included the following pre-tax income from the revision of estimates on certain long-term contracts, primarily recorded by the Company’s aerostructures and wheels and brakes businesses in 2011 and 2010:

	2011	2010
	(Dollars in millions)
First Quarter	$20.7	$16.0
Second Quarter	20.6	32.8
Third Quarter	41.6	22.2
Fourth Quarter	25.2	27.0

	$108.1	$98.0

The second quarter of 2011 included a $15.6 million pre-tax charge related to the closure of a facility in the Company’s landing gear business. See Note 4, “Business Segment Information”, to the consolidated financial statements.

The third quarter of 2011 included additional pre-tax share-based compensation expense of approximately $15 million and pre-tax merger-related costs of approximately $12 million, primarily investment bank fees, legal costs and other filing fees and expenses, related to the Merger Agreement entered into with UTC. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation”, to the consolidated financial statements.

The fourth quarter of 2011 included pre-tax income of approximately $35 million related to agreements reached with a customer on previously unresolved product pricing, ongoing product pricing and reimbursement of certain non-recurring costs.

The first quarter of 2010 included a charge of $10 million due to the enactment of health care reform legislation in the U.S.

The fourth quarter of 2010 included a $34.9 million pre-tax net loss in connection with the redemption of our senior notes due in 2012. See Note 5, “Other Income (Expense) — Net”, to the consolidated financial statements. The fourth quarter of 2010 also included a $23 million tax benefit related to the California Tax Board settlement (see Note 16, “Contingencies”, to the consolidated financial statements) and the full year 2010 net tax benefit of $13.5 million for the extension of the U.S. Research and Development tax credit, which became law in December 2010.

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

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2011 appears on page 45 and is incorporated herein by reference. The report of Ernst & Young LLP on the effectiveness of internal control over financial reporting appears on page 47 and is incorporated herein by reference.

Changes in Internal Control

In December 2005, our Board of Directors authorized the purchase and implementation of a single, integrated ERP system across all of our strategic business units. We purchased the ERP system in the fourth quarter 2005 and expect to substantially implement the system by the end of 2013. During 2011 we implemented the ERP system at the majority of our sensors and integrated systems businesses.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Marshall O. Larsen, age 63, Chairman, President and Chief Executive Officer

Mr. Larsen joined the Company in 1977 as an Operations Analyst. In 1981, he became Director of Planning and Analysis and subsequently Director of Product Marketing. In 1986, he became Assistant to the President and later served as General Manager of several divisions of the Company’s aerospace business. He was elected a Vice President of the Company and named a Group Vice President of Goodrich Aerospace in 1994 and was elected an Executive Vice President of the Company and President and Chief Operating Officer of Goodrich Aerospace in 1995. He was elected President and Chief Operating Officer and a director of the Company in February 2002, Chief Executive Officer in April 2003 and Chairman in October 2003. Mr. Larsen is a director of Becton, Dickinson & Co., Lowe’s Companies, Inc. and the Richmond Federal Reserve Bank. He received a B.S. in engineering from the U.S. Military Academy and a M.S. degree from the Krannert Graduate School of Industrial Management at Purdue University.

John J. Carmola, age 56, Vice President and Segment President, Actuation and Landing Systems

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

Cynthia M. Egnotovich, age 54, Vice President and Segment President, Nacelles and Interior Systems

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

Curtis C. Reusser, Age 51, Vice President and Segment President, Electronic Systems

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

Gerald T. Witowski, age 64, Executive Vice President, Operational Excellence and Technology

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

Terrence G. Linnert, age 65, Executive Vice President, Administration and General Counsel

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

Scott E. Kuechle, age 52, Executive Vice President and Chief Financial Officer

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

Jennifer Pollino, age 47, Executive Vice President, Human Resources

Ms. Pollino joined the Company in 1992 as an Accounting Manager at Aircraft Evacuation Systems and since that time has served in a variety of positions, including Controller of Aircraft Evacuation Systems from 1995 to 1998, Vice President, Finance of Safety Systems from 1999 to 2000, Vice President and General Manager of Aircraft Seating Products from 2000 to 2001, President and General Manager of Turbomachinery Products from 2001 to 2002 and President and General Manager of Aircraft Wheels and Brakes from 2002 to 2005. She was elected as Senior Vice President, Human Resources in February 2005 and promoted to Executive Vice President, Human Resources in June 2011. Prior to joining Goodrich, Ms. Pollino served as a Field Accounting Officer for the Resolution Trust Corporation from 1990 to 1992, as Controller of Lincoln Savings and Loan Association from 1987 to 1990 and as an Auditor for Peat Marwick Main & Co. from 1986 to 1987. Ms. Pollino received a B.B.A. in accounting from the University of Notre Dame.

Scott A. Cottrill, age 46, Vice President and Controller

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

Directors of the Registrant

The Board of Directors presently has nine members who were elected to hold office until the next annual meeting of shareholders and until their respective successors are elected and qualified. The following provides certain information regarding each of our directors.

Carolyn Corvi, age 60 — Director since June 1, 2009.

Retired Vice President and General Manager of Airplane Programs, Commercial Airplanes, The Boeing Company, a leading aerospace company and largest manufacturer of commercial jetliners and military aircraft combined. Ms. Corvi has a Bachelor of Arts degree in History from the University of Washington and a Master of Science in Management from Massachusetts Institute of Technology, Sloan School of Management. Ms. Corvi joined Boeing in 1974 and spent her career at Boeing building high performing organizations focused on aircraft production. From 2005 until her retirement in December 2008, Ms. Corvi held the position of Vice President and General Manager of Airplane Programs, Commercial Airplanes. Ms. Corvi currently serves on the Board of Directors of United Continental Holdings, Inc. She also serves on Virginia Mason Medical Center’s Health System Board of Directors, is the co-founder of the Northwest Children’s Fund and is a member of the Honorary Advisory Cabinet, Highline Public Schools Aviation High School.

Ms. Corvi’s qualifications to serve on the Board include her extensive knowledge of the commercial aircraft industry, including commercial aircraft development, production and supply chain management, developed during her 34 years at Boeing. Ms. Corvi possesses a deep understanding, from the perspective of an important customer of the Company, of the challenges faced by a commercial aircraft manufacturer.

Diane C. Creel, age 63 — Director since December 22, 1997.

Retired Chairman, Chief Executive Officer and President, Ecovation, Inc., a wastewater management systems company that was acquired by Ecolab in February 2008. Ms. Creel holds a Bachelor of Arts degree and a Master of Arts degree from the University of South Carolina. Ms. Creel was Chairman, Chief Executive Officer and President of Ecovation, Inc. from May 2003 to September 2008. Prior to joining Ecovation, Ms. Creel served as Chief Executive Officer and President of Earth Tech from January 1993 to May 2003, Chief Operating Officer from 1987 to 1993 and Vice President from 1984 to 1987. Ms. Creel was director of business development and communications for CH2M Hill from 1978 to 1984, manager of communications for Caudill Rowlett Scot (Houston, Texas) from 1976 to 1978, and director of public relations for LBC&W, Architects-Engineers-Planners, Columbia, South Carolina from 1971 to 1976. Ms. Creel currently serves on the Board of Directors of Allegheny Technologies and EnPro Industries, Inc.

Ms. Creel’s extensive senior management experience, including her service as CEO of two companies for a combined fifteen years, allows her to provide the Board meaningful guidance with respect to mergers and acquisitions, environmental matters, corporate governance, strategic planning, finance, and executive compensation and benefits.

Harris E. DeLoach, JR., age 67 — Director since April 17, 2001.

Chairman and Chief Executive Officer, Sonoco Products Company, a worldwide, vertically integrated packaging company. Mr. DeLoach holds a Bachelor of Arts degree in Business Administration and a Juris Doctor degree from the University of South Carolina. Mr. DeLoach was named President and Chief Executive Officer of Sonoco Products Company in July 2000 and Chairman in April 2005. Previously, he

was Senior Executive Vice President and Chief Operating Officer from 1999 to 2000, Executive Vice President from 1996 to 1999 and Group Vice President from 1993 to 1996. He joined Sonoco in 1985. Mr. DeLoach is a director of Sonoco Products Company and Progress Energy Corporation. He also serves on the Board of Directors of the Palmetto Institute, and is a member of the University of South Carolina Business Partnership Foundation, a member of the Board of Directors of the South Carolina Governor’s School for Science and Mathematics Foundation, and the past Chairman of the South Carolina Chamber of Commerce.

Mr. DeLoach’s senior executive positions at Sonoco Products Company, including his current role as Chairman and Chief Executive Officer, which he has held for the past ten years, gives him critical knowledge of the management, financial and operational requirements of a large, public manufacturing company. Mr. DeLoach brings to the Board significant leadership capabilities as well as an in-depth knowledge of mergers and acquisitions, corporate governance and finance. Mr. DeLoach’s extensive knowledge of accounting and his financial expertise are utilized in his role as Chair of the Audit Review Committee.

James W. Griffith, age 58 — Director since July 15, 2002.

President and Chief Executive Officer, The Timken Company, a global leader in friction management and power transmission products and services. Mr. Griffith earned his Bachelor of Science degree in Industrial Engineering and his Master of Business Administration from Stanford University. He joined The Timken Company in 1984. From 1984 to 1999 he held a wide range of positions in several areas of the company, including international operations and strategic management. He was elected President and Chief Operating Officer in 1999 and President and Chief Executive Officer in July 2002. Mr. Griffith is on the Board of Directors of The Timken Company, Chairman of the Board of MAGNet, and the U.S. — China Business Council, serves as President for the World Bearing Association, and is a member of the Board of Trustees of The University of Mount Union.

Mr. Griffith’s qualifications to serve on the Board include his extensive business experience, skills and acumen developed during his career at The Timken Company, including as President and Chief Executive Officer for the past eight years. He brings substantial manufacturing and international experience to the Board. In addition, Mr. Griffith possesses in-depth knowledge of executive compensation and benefits practices, which he utilizes as Chair of the Compensation Committee.

William R. Holland, age 73 — Director since July 12, 1999.

Retired Chairman, United Dominion Industries Limited, a diversified manufacturing company that was acquired by SPX Corporation in May 2001. Mr. Holland has Bachelor of Arts and Juris Doctor degrees from the University of Denver. He joined United Dominion in 1973 as Vice President and General Counsel. He held various executive positions with United Dominion, including Chief Executive Officer from 1986 to 2000 and Chairman from 1987 to 2001. Mr. Holland retired as Chairman and a director of EnPro Industries, Inc. and as a director of Snyder’s-Lance Inc. in May 2011. He is a director of Crowder Construction Company, ERC, Inc., the Carolinas Healthcare System Foundation, Charlotte, North Carolina, a corporate member of the Jupiter, Florida Medical Center and a member of the Advisory Board of the Walker School of Business, Appalachian State University, Boone, North Carolina. He was named as an Outstanding Director in 2008 by the Outstanding Directors Institute.

Mr. Holland’s qualifications to serve as a member of the Board of Directors includes his extensive business experience, skill and acumen developed during his career at United Dominion, which included his service as Chief Executive Officer for 14 years as well as during his service on the Boards of several public companies, including Mr. Holland’s service as the non-executive Chairman of EnPro Industries, Inc. since 2002. Mr. Holland’s legal background, as well as his understanding of corporate governance and financing, provides the Board of Directors with a unique perspective on many of the issues that face our Company and makes him a valuable member of a well-rounded Board of Directors.

John P. Jumper, age 67 — Director since December 5, 2005.

Retired Chief of Staff, United States Air Force. General Jumper retired from the United States Air Force in 2005 after a distinguished 39-year military career. As Chief of Staff, he served as the senior military officer in the Air Force and was a member of the Joint Chiefs of Staff providing military advice to the Secretary of Defense, the National Security Council and the President. From 2000 — 2001 General Jumper served as Commander, Air Combat Command. During the 1999 war in Kosovo and Serbia he commanded U.S. Air Forces in Europe and Allied Air Forces Central Europe. In earlier assignments he served on the Joint Staff and as Senior Military Assistant to Secretaries of Defense Dick Cheney and Les Aspin. General Jumper holds a degree in electrical engineering from the Virginia Military Institute and a Master of Business Administration from Golden Gate University in San Francisco. He currently serves on the boards of SAIC, Inc., NACCO Industries, Inc. Jacobs Engineering Group, Inc., and Wesco Aircraft Hardware, as well as on the non-profit boards of The Marshall Foundation, The Air Force Village Charitable Foundation, The American Air Museum in Britain and the Board of Visitors of the Virginia Military Institute. General Jumper also served on the Board of Directors of TechTeam Global, Inc. and Somanetics Corporation within the last five years.

During his illustrious military career, General Jumper gained a unique perspective on military strategy and defense industrialization, both in the U.S. and globally, managed significant operating budgets, and addressed complex operational and strategic issues, all of which positions him to deliver important insight and guidance to the Company’s Board.

Marshall O. Larsen, age 63 — Director since April 16, 2002.

Chairman, President and Chief Executive Officer, Goodrich Corporation. Mr. Larsen received a Bachelor of Science in Engineering from the U.S. Military Academy and a Master of Science degree from the Krannert Graduate School of Industrial Management at Purdue University. He joined Goodrich in 1977 as an Operations Analyst. In 1981, he became Director of Planning and Analysis and subsequently Director of Product Marketing. In 1986, he became Assistant to the President and later served as General Manager of several divisions of Goodrich’s aerospace business. He was elected a Vice President of Goodrich and named a Group Vice President of Goodrich Aerospace in 1994 and was elected Executive Vice President of Goodrich and President and Chief Operating Officer of Goodrich Aerospace in 1995. He was elected President and Chief Operating Officer of Goodrich in February 2002, Chief Executive Officer in April 2003 and Chairman in October 2003. Mr. Larsen is a member of the Board of Governors of the Aerospace Industries Association, the Business Council, and the Business Roundtable and is a director of Becton, Dickinson & Co., Lowe’s Companies, Inc. and the Richmond Federal Reserve Bank. He is active in numerous community activities.

Mr. Larsen’s qualifications to serve on the Board includes his extensive business experience, skills and acumen developed over the past 33 years with the Company, during which he has held a wide range of leadership positions, including Chairman, President and Chief Executive Officer for the past eight years. He has in-depth knowledge of all aspects of the Company and a deep understanding and appreciation of its customers, business operations and Company culture. His service at the Company, combined with his service on other public company boards, provides him with valuable insight into the governance and management issues facing large public companies.

Lloyd W. Newton, age 69 — Director since December 11, 2006.

General, United States Air Force (Ret.) and Retired Executive Vice President, Pratt & Whitney Military Engines, a leading manufacturer of engines for military and civilian aircraft. General Newton retired from the United States Air Force in August 2000 after a distinguished 34-year career. He culminated his Air Force career as a four-star General and was Commander, Air Education and Training Command, which command consisted of 13 bases, 43,000 active duty personnel and 14,000 civilians. In April 2005 he was appointed by the President to serve as a commissioner on the Defense 2005 Base Realignment and Closure Commission. General Newton joined Pratt & Whitney Military Engines in

September 2000 as Vice President where he was responsible for all aspects of business development, customer requirements, support and services. He retired from Pratt & Whitney in March 2006 as Executive Vice President. General Newton received a Bachelor of Science degree in Aviation Education from Tennessee State University in 1966. In 1985, he received a Master of Arts degree in Public Administration from George Washington University. He currently serves on the Board of Directors of Sonoco Products Company and Torchmark Corporation, as well as on the non-profit Board of the National Business Aircraft Association.

Based on his combined 40 years’ experience in the military and at Pratt & Whitney, an important customer of the Company, General Newton brings proven leadership and management skills to the Board as well as an in-depth knowledge of the U.S. military and aerospace industry. General Newton also has gained a strong understanding of public company governance and operations through his service on three public company boards.

Alfred M. Rankin, JR., age 70 — Director since April 18, 1988.

Chairman, President and Chief Executive Officer, NACCO Industries, Inc., an operating holding company with interests in the mining and marketing of lignite, manufacturing and marketing of forklift trucks, and the manufacturing and marketing of small household electric appliances. Mr. Rankin holds a Bachelor of Arts degree in Economics from Yale University, and a Juris Doctor degree from the Yale Law School. He joined NACCO Industries in April 1989 as President and Chief Operating Officer and became President and Chief Executive Officer in May 1991. He assumed the additional title of Chairman in May 1994. Previously, Mr. Rankin served in a number of management positions with Eaton Corporation, with the most recent being Vice Chairman and Chief Operating Officer from April 1986 to April 1989. He is a director of NACCO Industries, Inc., NMHG Holding Co. and The Vanguard Group. He is a director and Chairman of the Federal Reserve Bank of Cleveland, a trustee of the Cleveland Museum of Art and the Musical Arts Association, and trustee and Chairman of the Board of University Hospitals of Cleveland.

Mr. Rankin’s experience as Chairman, President and Chief Executive Officer of NACCO Industries, Inc., as well as previous senior management positions, provide him with extensive knowledge of the complex financial, operational and governance issues faced by a large public company. Mr. Rankin also brings to the Board significant expertise in a business strategy, mergers and acquisitions and financial reporting. His extensive Board experience, as well as his service as Chair of Goodrich’s Committee on Governance, gives him broad-based corporate governance expertise and a deep knowledge of our Company’s governance culture and history.

Governance Documents

We maintain a corporate governance page (www.goodrich.com/governance) on our Internet site that includes key information about our corporate governance initiatives, including our Guidelines on Governance, the charters for our standing committees and our Business Code of Conduct.

Business Code of Conduct

In 2003 our Board of Directors adopted our revised Business Code of Conduct, which sets forth the fundamental legal and ethical principles for conducting all aspects of our business. The code applies to all directors, officers and employees of our company and its subsidiaries, as well as to agents and representatives doing business on our behalf. Our Business Code of Conduct, together with specific policies and procedures, outlines the behavior expected of such individuals in carrying out their daily activities within appropriate ethical and legal standards. Each year, all of our employees are required to complete certain computer-based training modules on specific subject matters contained in our Business Code of Conduct and to certify that they have reviewed and understand the Business Code of Conduct.

Our Business Code of Conduct is posted on our Internet website, www.goodrich.com/governance. We intend to post any amendments to or waivers from our Business Code of Conduct by posting that information on our Internet website. Copies of our Business Code of Conduct are also available free of charge upon request to: Office of the Secretary, Goodrich Corporation, Four Coliseum Centre, 2730 West Tyvola Road, Charlotte, North Carolina, 28217.

Board Committees

Our Board of Directors has established five standing committees: the Executive Committee, the Audit Review Committee, the Compensation Committee, the Committee on Governance and the Financial Policy Committee.

The following table shows the current committee membership and the number of meetings each committee held in 2011.

	Executive Committee	Audit Review Committee	Compensation Committee	Committee on Governance	Financial Policy Committee
Carolyn Corvi		X	X
Diane C. Creel			X	X	Chair
Harris E. DeLoach, Jr.	X	Chair		X
James W. Griffith			Chair	X
William R. Holland				X	X
John P. Jumper		X			X
Marshall O. Larsen	Chair
Lloyd W. Newton			X		X
Alfred M. Rankin, Jr.	X	X		Chair
Number of Meetings in 2011	0	7	4	5	5

The following is a brief description of the duties of each committee. A more complete description of each committee’s functions is contained in its charter, a current copy of which is available on the corporate governance page of our Internet site www.goodrich.com/governance.

Executive Committee.    The Executive Committee acts on behalf of our Board of Directors between regularly scheduled Board meetings. Our Guidelines on Governance state that it is the view of the Board that the Executive Committee will meet only when formal action is necessary and it is not feasible to convene a special meeting, in person or by telephone, of the full Board.

Audit Review Committee.    The Audit Review Committee assists our Board of Directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent registered public accounting firm, the performance of our internal audit function and independent registered public accounting firm, and our compliance with legal and regulatory requirements. This committee has direct responsibility for the selection and appointment of our independent registered public accounting firm. Our Board of Directors has determined that Directors DeLoach, Jumper, and Rankin are “audit committee financial experts” as that term is defined in Item 407 of Regulation S-K of the SEC.

Compensation Committee.    The Compensation Committee reviews, analyzes and, in some cases, approves and, in other cases, makes recommendations to our Board of Directors regarding employee and executive compensation, and incentive, equity-based and benefit programs, including compensation for our Chief Executive Officer.

Committee on Governance.    The Committee on Governance assists our Board of Directors in identifying and recommending individuals to the Board for nomination as Board members, Board assessment and administration, management assessment, reviewing and assessing corporate governance guidelines and principles, and recommends director compensation.

Financial Policy Committee.    The Financial Policy Committee assists our Board of Directors in reviewing and monitoring our financial planning, financial structure, major financing activities, risk management and insurance programs, investments, dividend policy and retirement plan funding and investment management.

To promote open discussion among our non-management directors, those directors meet in regularly scheduled executive sessions without management participation. These sessions are presided over by the Chair of our Committee on Governance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. As a matter of practice, our administrative staff assists our directors and executive officers in preparing and filing such reports. Based solely upon a review of such reports and representations from our directors and executive officers, we believe that during 2011 all such reports were filed on a timely basis, except that one transaction was reported late on a Form 4 on behalf of Mr. Witowski.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

In making its independence determinations with respect to Director Griffith, who serves as Chair of the Compensation Committee, the Board considered the transactions described below under “Related Party Transactions” of Item 13 and for the reasons stated therein determined that the relationship was not material.

Compensation of Directors

The Committee on Governance recommends and the Board determines the total compensation of the non-management directors. Each component of director compensation is described in more detail below. Management directors receive no additional compensation for Board service.

The following table sets forth information regarding the compensation of our non-management directors in 2011.

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)(2)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(3)(f)	All Other compensation ($)(4)(5)(g)	Total ($)(h)
Carolyn Corvi	112,000	110,000	—	—	—	1,871	223,871
Diane C. Creel	117,000	110,000	—	—	(57)	29,357	256,300
George A. Davidson, Jr. (1)	32,333	110,000	—	—	—	9,895	152,228
Harris E. DeLoach, Jr.	130,000	110,000	—	—	(12)	41,722	281,710
James W. Griffith	116,000	110,000	—	—	—	16,445	242,445
William R. Holland	110,000	110,000	—	—		23,769	243,769
John P. Jumper	112,000	110,000	—	—	—	7,733	229,733
Lloyd W. Newton	107,500	110,000	—	—	—	6,496	223,996
Douglas E. Olesen (1)	33,833	110,000	—	—	—	12,584	156,417
Alfred M. Rankin, Jr.	121,000	110,000	—	—	7,816	23,807	262,623

(1)	Messrs. Davidson and Olesen retired from the Board on April 19, 2011.

(2)	This column shows the full grant date fair value of the phantom share awards made for 2011.

(3)	During 2011 Ms. Creel and Mr. DeLoach accrued interest on previously deferred meeting fees in the Outside Director Deferral Plan at the prime rate as provided in the Plan. The amount shown in column (f) represents the difference in interest earned compared to the amount that would have been earned using the federal long-term rate. For Mr. Rankin, this number represents the increase in the value of his benefit under the Directors’ Retirement Income Plan during 2011. This increase is the net impact of a decrease in value of $14,705 due to later commencement of the pension (i.e., 12/31/2011 versus 12/31/2010) and an increase in value of $22,521 due to changes in assumptions the Company used to value pension benefits. The amount of the benefit payable will be $49,000 annually when he retires from the Board.

(4)	Under the Outside Director Phantom Share Plan and the Directors’ Phantom Share Plan, our directors have the following amounts credited to their accounts as of December 31, 2011: Ms. Corvi, 2,591 shares; Ms. Creel, 25,257 shares; Mr. DeLoach, 19,120 shares; Mr. Griffith, 17,198 shares; Mr. Holland, 22,672 shares; General Jumper, 9,367 shares; General Newton, 7,937 shares; and Mr. Rankin, 18,263 shares.

(5)	This column includes the following dividend equivalents paid during 2011 under the Outside Director Phantom Share Plan and the Director’s Phantom Share Plan: Ms. Corvi, $1,871; Ms. Creel, $21,481; Mr. Davidson, $7,814; Mr. DeLoach, $16,171; Mr. Griffith, $14,526; Mr. Holland, $19,245; General Jumper, $7,733; General Newton, $6,496; Mr. Olesen, $8,223; and Mr. Rankin, $15,430. This column also includes the following dividend equivalents and interest paid during 2011 under the Outside Director Deferral Plan and the Directors’ Deferred Compensation Plan: Ms. Creel, $7,876; Mr. Davidson, $2,081; Mr. DeLoach, $25,551; Mr. Griffith, $1,919; Mr. Holland, $4,524; Mr. Olesen, $4,361; and Mr. Rankin, $8,377. In addition, directors received certain perquisites including business travel accident insurance and occasional personal use of company aircraft. The aggregate incremental cost of perquisites to each director was less than $10,000 in 2011.

Annual Retainer and Meeting Fees

Each of our non-management directors receives an annual retainer of $70,000. Annual retainers are paid in quarterly installments. In addition, each of our non-management directors receives $1,500 for each Board and Board Committee meeting attended. The Chairs of the Committee on Governance and the Financial Policy Committee each receive an annual retainer of $7,500 for serving as the Committee Chair, the Chair of the Compensation Committee receives an annual retainer of $10,000 and the Chair of the Audit Review Committee receives an annual retainer of $15,000. Chair retainers are paid in quarterly installments.

Outside Director Deferral Plan

Non-management directors may elect to defer annual retainer and meeting fees under the Outside Director Deferral Plan. The plan permits non-management directors to elect to defer a portion or all of the annual retainer and meeting fees into either a phantom Goodrich share account or a cash account. Amounts deferred into the phantom share account accrue dividend equivalents, and amounts deferred into the cash account accrue interest at the prime rate. The plan provides that amounts deferred into the phantom share account are paid out in shares of Common Stock, and amounts deferred into the cash account are paid out in cash, in each case following termination of service as a director, in either a single lump sum, five annual installments or ten annual installments.

Outside Director Phantom Share Plan

Each non-management director receives an annual grant of phantom shares under the Outside Director Phantom Share Plan equal in value to $110,000. Dividend equivalents accrue on all phantom shares credited to a director’s account. All phantom shares are fully vested on the date of grant. Following termination of service as a director, the cash value of the phantom shares will be paid to each director in either a single lump sum, five annual installments or ten annual installments. The value of each phantom share is determined on the relevant date by the fair market value of Common Stock (as defined in the plan).

Directors’ Retirement Income Plan

Mr. Rankin participates in our Directors’ Retirement Income Plan, which was terminated in 1995. The plan provided that, upon retirement from the Board of Directors after reaching the age of 55 with at least ten years of service as a director, a non-management director would be entitled to receive an annual amount equal to the annual retainer in effect at retirement. A retiring director who had reached age 55 and served for at least five but less than ten years would be entitled to a reduced amount equal to 50% of the annual retainer in effect at retirement, plus 10% of such annual retainer for each additional year of service (rounded to the nearest whole year) up to ten. Under the transition provisions of the plan, upon his retirement Mr. Rankin will be entitled to receive an annual amount under the plan equal to 70% of the annual retainer in effect at retirement.

Other

Non-management directors are reimbursed for actual expenses incurred in the performance of their services as directors, including continuing education programs and seminars and, in most instances, provided with travel via company-provided private aircraft to Board of Directors and committee meetings. During 2011, we also provided each non-management director with business travel accident insurance coverage.

Indemnification Insurance

We indemnify our directors and officers to the fullest extent permitted by the New York Business Corporation Law. This is required under our By-Laws, and we have also signed agreements with each of our directors and some of our officers contractually obligating us to provide this indemnification to them.

As authorized by the New York Business Corporation Law and our By-Laws, we have purchased insurance providing indemnification for Goodrich and its subsidiaries as well as their directors and officers. The insurance is part of a package that includes employment practices, fiduciary and crime insurance coverage.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on the review and discussion referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation Committee

James W. Griffith, Chair
Carolyn Corvi
Diane C. Creel
Lloyd W. Newton

Compensation Discussion and Analysis

Executive Compensation Summary

In 2011, we experienced sales growth of approximately 16%, with growth occurring in all of our major market channels. Our income from continuing operations attributable to the Company increased 40% from $578 million in 2010 to $810 million in 2011. We were able to further improve our strong operating income margins due to our sales growth and favorable sales mix, our continued focus on cost control and operational excellence initiatives. The Company generated excellent net cash provided by operating activities during 2011 of $1,180 million, an increase of 129% over 2010 results.

As discussed below, we achieved near maximum results on our annual incentive compensation metrics, Free Cash Flow (net cash provided by operating activities minus capital expenditures) and Earnings Before Interest and Taxes. This resulted in achievement of 199.8% of target for the portion of the annual incentive compensation tied to financial performance. Our strong return on invested capital and our total shareholder return during 2011, combined with strong performance in 2009 and 2010 resulted in performance unit payouts at 144.6% for the period covering 2009-2011. We continue to believe that our underlying executive compensation programs remain appropriate and effective in motivating and rewarding the behaviors that create long-term shareholder value. We believe our annual incentive plan financial metrics of Earnings Before Interest and Taxes and Free Cash Flow are the fundamental measurements of the strength of the Company and, when strong performance is sustained, will create shareholder value.

Executive Compensation Philosophy

We have designed our compensation programs to help us recruit and retain the executive talent required to successfully manage our business. We have designed the programs to motivate employees to achieve business objectives and maximize their long-term contributions to our success by providing compensation elements that align the interests of executives with enhancing shareholder value and achieving our long-term strategies.

The Role of Risk and Risk Mitigation

We believe our executive compensation program appropriately balances risk with maximizing long-term shareholder value. By targeting long-term incentive compensation at 50-60% of our named executive officers’ total compensation package, the Committee believes that we are encouraging strategies that correlate with the long-term interests of the Company. In addition, only about 20-25% of total target compensation is fixed for the named executive officers while the remaining total compensation is tied to performance, consistent with the Company’s pay-for-performance philosophy. Further, the Committee has selected the financial metrics of Earnings Before Interest and Taxes and Free Cash Flow which are not easily manipulated by short-term risk taking. We have also maintained stock ownership guidelines for over ten years for our named executive officers that not only align their interests with shareholders, but also discourage behavior that is focused only on the short-term. Based on these factors, the Committee believes, with the concurrence of its independent compensation consultant, that our executive compensation program does not encourage our management to take unreasonable risks relating to our business.

The Committee also monitors our executive compensation program for potential risk. Since 2010, the agreements for named executive officers and certain other senior executive recipients of stock options and restricted stock units allow the Committee to clawback certain awards in the case of, among other things, acts of fraud, theft, misappropriation of funds, dishonesty, bad faith or disloyalty. In addition, all of the components of our long-term incentive program contain vesting periods ranging from one to five years.

Compensation Committee

The Compensation Committee of the Board of Directors is responsible for establishing the overall philosophy and objectives, financial metrics and oversight for our executive compensation programs. The Committee presently consists of four independent directors who are responsible for reviewing our compensation, benefits and share-based programs and recommending changes to the full Board of Directors. The Committee meets regularly, at least three times annually, and engages the services of an independent compensation consultant to assist with its deliberations. The Board of Directors has established a Compensation Committee Charter to govern and guide the Committee. The Committee reviews and assesses the Charter annually and recommends any changes to the Board of Directors.

Pay Mix of Named Executive Officers

The Committee’s philosophy is to develop short-term and long-term incentive programs that reward financial performance that creates value for our shareholders. Our executive compensation programs are designed to strike an appropriate balance between our short-term and long-term goals and objectives. To that end, the Committee considers the achievement of the long-term goals of the Company to be a priority for increasing shareholder value and targets long-term incentive compensation to be approximately 50% or more of the total direct target compensation of the executive officers. This focuses management on the appropriate long-term initiatives to increase shareholder value. In addition, short-term (annual) incentive compensation is intended to be approximately 25% of the total direct compensation of the executive officers, with annual salary making up the remainder. The Committee believes that this pay mix remains appropriate to create long-term shareholder value, even with recent economic developments.

The Chief Executive Officer’s long-term incentive compensation, based on target levels, is approximately 60% of his total direct compensation, and his annual incentive compensation is approximately 20% of his total direct compensation. The remainder of his total direct compensation, approximately 20%, is annual salary. For the other named executive officers, based on target levels, their long-term incentive compensation is approximately 50% of their total direct compensation and their annual incentive compensation is approximately 25% of their total direct compensation. The remainder of the other executives’ total direct compensation, approximately 25%, is annual salary.

Financial Goals and Performance Metrics

As the Committee collaborates with the Board of Directors and senior management to evaluate our financial performance, it reviews and identifies those areas where financial performance can be improved. Measures of this financial performance improvement include revenue growth, operating margins, net income, earnings per share, earnings before interest and taxes, cash flow or its individual components, return on equity, return on invested capital and other financial metrics that will enhance shareholder value when achieved or exceeded. In addition to enhancing shareholder value, the executive compensation programs also are intended to provide retention value to the Company and to provide a competitive compensation package for attracting executive talent.

Each year, the Committee reviews our annual and long-term (five years) business plans. Using this review, the Committee identifies those financial goals that are critical for achievement of our business plans. The Committee also annually reviews the components of other aerospace and manufacturing companies’ executive compensation programs. This external review helps the Committee identify issues and trends in executive compensation. The Committee determined not to make any changes to the executive compensation program in 2011. Because the shareholders advisory vote on executive compensation was held in April 2011, after the 2011 executive compensation program had been designed and salary decisions and performance awards had been made, the Committee did not consider the favorable shareholder vote in structuring compensation awards for 2011. However, the Committee did consider the results of the shareholder advisory vote in deciding not to subsequently alter our compensation policies and programs.

Use of Compensation Consultants and Benchmarking Data

Pearl Meyer & Partners currently serves as the Committee’s independent compensation consultant. In addition to providing advice on various executive compensation issues that arise, Pearl Meyer & Partners provides executive compensation market data to the Committee and conducts reviews of the proxy statements of peer companies to evaluate current practices and trends within the aerospace industry. Other than serving as independent compensation consultant to the Committee and providing advice to the Committee on Governance on director compensation issues, Pearl Meyer & Partners provided no other services to the Board, its committees or to the Company since it has been engaged by the Company.

The Committee has established a group of aerospace peer companies (currently 31 companies) which is used for both comparison of total shareholder return and executive compensation levels and practices (referred to as the Primary Peer Group). The Committee also established a subset of the Primary Peer Group (21 companies) for analysis of executive compensation levels and practices (referred to as the Secondary Peer Group). The Secondary Peer Group companies are selected based on their aerospace products, revenue size and comparability to our markets and customers. The Committee believes that the Secondary Peer Group consists of companies that compete with us for executive talent while the Primary Peer Group consists of a broader set of companies that the Committee believes we compete with for outside investment. The companies listed below are our current Primary Peer Group and the Secondary Peer Group is identified in the listing with an asterisk (*).

AAR Corp.	General Dynamics Corporation*	Raytheon Company*
Alcoa Inc.	Hexcel Corporation*	Rockwell Collins Inc.*
Alliant Techsystems Inc.*	Heico Corporation	Rolls-Royce Group plc
B/E Aerospace, Inc.	Honeywell International Inc.*	Spirit Aerosystems Inc.*
The Boeing Company*	ITT Corporation*	Teledyne Technologies, Inc.*
Bombardier Inc.	L-3 Communications Holdings, Inc.*	Textron Inc.*
Crane Co.*	Lockheed Martin Corporation*	Triumph Group, Inc.*
Curtiss-Wright Corporation	Moog Inc.*	United Technologies Corporation*
EADS N.V.	Northrop Grumman Corporation*	Woodward Governor Company*
Embraer	Parker-Hannifin Corporation*
Garmin Ltd.	Precision Castparts Corp.*

*	Companies in our Secondary Peer Group.

In addition to consideration of the data from the Secondary Peer Group, the Committee and Pearl Meyer & Partners also consider data provided by the Company with respect to survey data published by Towers Watson, Mercer and Aon Hewitt. The Committee evaluates the Secondary Peer Group data as well as survey data trends (with equal weighting on the Secondary Peer Group data and survey data, where such data is available, and collectively referred to as “market data” herein) to develop targets, as discussed herein, for each element of compensation for each position. The companies listed in Exhibit 99.1 to this annual report on Form 10-K are included in the survey data.

We use the market data to benchmark several factors considered in the pay setting process. Annually, including 2011, each element of the executive compensation structure (salary range, target incentive award opportunities, and executive benefits and perquisites) and, therefore, target total direct compensation was set to be within a competitive range to the median of the market data. The determination of an individual executive’s pay will vary based on his or her competencies, skills, experience and performance, as well as internal alignment and pay relationships. In 2011, each named executive officer’s salary and target annual and long-term incentive award opportunities were within the competitive range of median compensation opportunities offered by the market data.

Components of Executive Compensation

The components of our 2011 executive compensation program are: annual salary; annual incentive compensation; long-term incentive compensation; benefits and perquisites relating to financial counseling and tax preparation and executive physicals. Long-term incentive compensation currently consists of grants of restricted stock units, non-qualified stock options and performance units. Each of these components is discussed separately below.

Annual Salary

The Committee views annual salary as the foundation for our executive compensation programs. In establishing salary levels, the Committee considers annual salary as a basic and necessary component of executive compensation. While focusing on executive performance, the payment of annual salary is not directly tied to achievement of certain pre-established financial goals. As discussed above, annual salary is targeted to be approximately 20-25% of the total direct executive compensation package for the named executive officers. The Committee considers financial performance when evaluating future salary adjustments as well as the continued employment of the named executive officers.

In addition, annual salary is intended to ensure that our compensation practices are competitive within the aerospace industry and with major industrial companies (using the market data). To help assess the annual salary of our executive officers, each year the Committee and its independent advisor (currently Pearl Meyer & Partners) review market data for each executive officer, including the named executive officers. The Committee evaluates the market data to develop a target annual salary for each executive position. The Committee believes that the target salary for each of our executive positions should be at the median base salary of similar positions at comparable aerospace and industrial companies. Consistent with our Secondary Peer Group companies, our Chief Executive Officer’s annual salary is greater than the salary of the other named executive officers because he has responsibility for the performance of the entire Company while the other named executive officers have responsibility for a business segment or a corporate function. The role requires a different level of knowledge, experience and capability to achieve complex results across the entire Company. While the median is the target, other factors such as experience, time in position, complexity of functions and operations and past performance also are considered. The Committee believes that salaries for executives with significant experience and strong past performance should not generally exceed the 75th percentile of the comparable position within the market data. The Committee recommends to the Board of Directors the annual salary for the Chairman and Chief Executive Officer and establishes the annual salary for certain other executive officers, including the named executive officers. Based on its consideration as well as recommendations from the Chief Executive Officer, the Committee uses its judgment to determine the appropriate salary level for each executive officer. The Chief Executive Officer provides written feedback to the Committee on the performance of the executive officers, including his own. For 2011, the salaries for our named executive officers ranged from the median to about 5% above the 50th percentile of the market data.

Annual Incentive Compensation

Our annual incentive compensation is an annual cash bonus paid based on the achievement of certain financial, individual and team performance goals. In addition to rewarding performance, our annual incentive compensation is intended to motivate and retain qualified individuals who have the opportunity to influence our results and enhance shareholder value. The philosophy is to provide competitive awards when financial objectives are achieved, superior awards when objectives are exceeded, and provide reduced or no awards when the objectives are not achieved.

An individual’s annual incentive compensation target under our Management Incentive Plan is expressed as a percentage of salary, with the percentages of salary increasing with the level of the job. For 2011, the target bonus for our Chief Executive Officer was 120% of his annual salary. For the other named executive officers, the target bonus was 80-85% of their annual salary. Consistent with our Secondary Peer Group companies, our Chief Executive Officer’s target bonus is greater than the target bonus of the other named executive officers because he has responsibility for the performance of the entire Company while the other named executive officers have responsibility for a business segment or a corporate function. Annual incentive payments can range from 0% to 200% of target, based on the level of performance against the financial and individual and team objectives. This percentage range is based on the analysis of the market data to ensure that our annual incentive compensation remains competitive. The payout percentages are based on the achievement of the financial and personal and team performance metrics established at the beginning of the year.

Each year, the Committee evaluates our business and strategic plan to determine which financial metrics are critical to achieving this plan and building shareholder value. Based on discussions with our management, the Committee identifies those financial metrics, typically limited to two or three. At the beginning of 2011, the Committee determined that Earnings Before Interest and Taxes as well as Free Cash Flow were critical goals to achieving our strategic plan because of investor focus on these measures as foundational in building shareholder value and because they implicitly capture other drivers such as growth, margin, and investments in capital and new programs. We have used these metrics for the past eight years. For 2011, the weightings of Earnings Before Interest and Taxes as well as Free Cash Flow were equal at 42.5% each for the Chief Executive Officer and 40% each for the other named executive officers. The remaining 15% weighting for the Chief Executive Officer and 20% weighting for the other named executive officers is based on individual and team goals that were identified at the beginning of each year. The Chief Executive Officer’s higher weighting for the Company’s financial metrics, as compared to the other named executive officers, reflects his responsibility for the Company’s overall financial and operational results.

The Committee has reviewed these financial metrics for 2012 in light of current economic conditions and the state of the aerospace industry, and has determined that they remain appropriate. The Committee believes that these two financial metrics remain critical to creating long-term shareholder value and positioning the Company for the future.

The Committee sets the target performance for these financial metrics as well as the threshold and maximum levels at the beginning of each year. The Committee generally establishes the incentive plan targets at the business plan, or budget, for the coming year. This decision is based on the level of difficulty in achieving the business plan as well as identifying the risks associated with the plan. The threshold and maximum levels are then established. The threshold is determined based on the Committee’s judgment of acceptable financial performance and, for 2011, was set at 80% of target for the Earnings Before Interest and Taxes metric and 75% of target for the Free Cash Flow metric. The maximum is determined based on superior financial performance which, for 2011, was set at 120% of target for Earnings Before Interest and Taxes and at 125% of target for Free Cash Flow. Annual incentive compensation is paid only if threshold performance is achieved on at least one financial metric. The Committee then reviews financial performance throughout the fiscal year and identifies any areas where further consideration and discussion are warranted. The decision to exercise any discretionary adjustments regarding special items is reserved for year-end after the Committee reviews overall performance. The actual target financial performance levels and the threshold and maximums for the financial metrics for 2011 are set forth below.

Chief Executive Officer

	Performance Levels (in millions)
Financial Metric	Percentage	Threshold	Target	Maximum
Earnings Before Interest and Taxes	42.5%	$900.2	$1125.2	$1,350.2
Free Cash Flow*	42.5%	$441.3	$588.4	$735.5
Team and Individual Goals	15.0%	—	—	—

Other Named Executive Officers

	Performance Levels (in millions)
Financial Metric	Percentage	Threshold	Target	Maximum
Earnings Before Interest and Taxes	40%	$900.2	$1125.2	$1,350.2
Free Cash Flow*	40%	$441.3	$588.4	$735.5
Team and Individual Goals	20%	—	—	—

*	Free Cash Flow is defined as net cash provided by operating activities minus capital expenditures.

At its February meeting, the Committee reviews our final financial results for the prior year and determines whether any special consideration, positive or negative, should be exercised. The Committee has the discretion to make adjustments for significant and unusual special items such as restructuring costs, accelerated pension contributions, accelerated settlement of debt obligations, prior year tax settlements, and earnings or cash flow items related to merger, acquisition and divesture activity occurring during the period. Targets and the minimum and maximum levels are typically adjusted to include the expected EBIT and cash flow associated with acquisitions that occur during the year. After adjustments by the Committee, 2011 Earnings Before Interest and Taxes was $1,349.2 million and Free Cash Flow was $896.1 million, resulting in achievement of 199.8% of target.

In addition to the financial objectives used to determine the annual incentive plan payout, each participant is evaluated on the achievement of individual and team goals. These goals are typically non-financial such as execution of strategic initiatives, talent management and continuous improvement. The respective individual and team goals for the named executive officers are discussed, reviewed and approved by the Committee at the beginning of each year. The Chief Executive Officer provides written feedback to the Committee on the achievement of individual and team goals by each named executive officer, including himself.

Mr. Larsen’s 2011 annual incentive bonus was $2,877,280 and was based substantially (85%) on Goodrich’s 2011 financial performance. In addition, Mr. Larsen was recognized for the following:

•

successfully completed acquisitions that provide existing business with new technologies and expanded market presence, and negotiated the pending merger of Goodrich Corporation with United Technologies Corporation;

•	continued to focus on Goodrich Corporation stock price by effectively communicating our strategy to shareholders and analysts;

•	continued to improve operating margins across the enterprise by focusing on operational excellence and robust resource allocation;

•	continued to make our culture development, implementation of our people philosophy and development of our talent management efforts enterprise priorities;

•	continued the successful implementation of our SAP Enterprise Resource Planning system in several key sites during 2011; and

•	set an effective tone at the top for the Company’s continued full compliance with Sarbanes-Oxley requirements.

Mr. Kuechle’s 2011 annual incentive bonus was $855,240. Mr. Linnert’s 2011 annual incentive bonus was $840,240. Mr. Carmola’s 2011 annual incentive bonus was $908,692. Ms. Egnotovich’s 2011 annual incentive bonus was $908,692. Their 2011 annual incentive bonuses were based substantially (80%) on Goodrich’s 2011 financial performance which is discussed above. In addition, each of the four was recognized as follows:

Mr. Kuechle:

•	played a critical role in negotiations involving the Company’s pending merger with United Technologies Corporation;

•	enhanced the resource allocation process to improve working capital, aircraft program and capital expenditure prioritization;

•	successfully completed two acquisitions on favorable terms that increased revenues by approximately $250 million;

•	maintained full compliance with Sarbanes-Oxley requirements;

•	continued to focus on sustaining Goodrich’s price/earnings premium through effective communication with analysts and shareholders; and

•	focused efforts on driving net income conversion to cash and achieved free cash flow in 2011 in excess of 100% of net income.

Mr. Linnert:

•	played a critical role in negotiations involving the Company’s pending merger with United Technologies Corporation;

•	successfully provided legal support for two strategic acquisitions that increased Goodrich revenue by approximately $250 million;

•	provided appropriate governance support for a joint venture resulting in successful achievement of financial targets;

•	finalized and implemented an enhanced global anti-corruption policy, including training and certification process;

•	continued to drive business conduct and ethics mandates through ongoing education and training of all employees; and

•	maintained full compliance with Sarbanes-Oxley requirements.

Mr. Carmola:

•	delivered significant program wins, including Boeing 737 wheels and brakes, KC-390 primary flight controls and Gulfstream G650 landing gear;

•	substantially improved segment operating income results by 78% over 2010;

•	focused on further developing and refining an enterprise global manufacturing strategy and continued with its execution;

•	continued to improve quality and on-time delivery in 2011 and enhanced segment margins; and

•	successfully completed strategic acquisition to improve existing business operations and products.

Ms. Egnotovich:

•	achieved significant growth in segment revenues, 24%, and earnings, 36%, compared to 2010;

•	focused on further developing and refining an enterprise aftermarket strategy to provide added value to customers;

•	developed and refined a long-term product strategy to secure future growth;

•	successfully completed strategic acquisition to improve and expand existing Interiors operations and products; and

•	continued to focus on global business expansion and leveraging new manufacturing capacity in China, Mexico and India.

For 2011, the Committee adjusted the financial metric targets to include income and cash flow expected from acquisitions that occurred during 2011 and financial performance results to exclude unusual items. The Committee excluded from EBIT costs associated with a facility closure in our Landing Gear business, costs associated with acquisitions made during the year, and costs associated with the pending merger with United Technologies Corporation and excluded from Free Cash Flow after tax cash flow associated with a facility closure in our Landing Gear business, after tax cash costs associated with acquisitions made during the year, and after tax cash costs associated with the United Technologies Corporation merger. These adjustments are also consistent with past practice. After making these adjustments, the Committee recommended to the Board of Directors an annual incentive bonus in the amount discussed above for Mr. Larsen and awarded the amounts discussed above for the other named officers.

Long-term Incentive Compensation

Our long-term incentive compensation awards are made pursuant to the 2011 Equity Compensation Plan, which was approved by shareholders in April 2011. The Equity Compensation Plan is administered by the Committee and provides for a variety of equity-based incentive compensation awards such as restricted stock units, stock options, and performance units. We use a two-year average stock price for determining the amount of shares and/or units granted for non-qualified stock options, restricted stock units and performance units. This approach avoids significant changes in grant size when the stock price is volatile. We believe this approach prudently manages the size of management equity grants and continues to provide alignment with shareholders. This approach has been tested through the challenging economic times of the past several years.

Since 2004, the Committee has provided long-term incentive compensation through the use of restricted stock units, stock options and performance units. The Committee considers it to be an appropriate use of equity as part of total compensation since it further aligns the incentives of our management with the interests of shareholders.

For the named executive officers, the mix of long-term incentive awards is typically weighted 40% restricted stock units, 30% non-qualified stock options and 30% performance unit awards. This approach balances the overall number of shares used each year for equity grants and minimizes the impact of grants on shareholder dilution. This approach also balances the use of restricted stock units, which provide ongoing value, with stock options and performance unit awards, which require stock price growth to create value. Restricted stock units are granted annually if we achieve an adjusted return on invested capital at or above a predetermined level for the previous year.

The Committee considers the recommendation of the Chief Executive Officer in determining the level of awards of long-term incentive compensation to executive officers, other than himself. The Chief Executive Officer makes recommendations based on guidelines established by the Committee and his judgment on the individual’s performance. The Committee has established a set of equity grant guidelines based on its review of competitive practices and the market data. The guidelines are based on salary and level within the Company. The Committee targets the equity grant guidelines at the median of the market data. The Committee also considers its own evaluation of the individuals since the members have an opportunity to observe their performance and have available information on the level of past awards and individual stock ownership of the executive officers which may be considered in the final determination of the awards. The Committee ultimately decides the level of long-term compensation granted to each named executive officer, except for Mr. Larsen. In May 2011, the Company provided a special grant of 15,000 restricted stock units to Mr. Carmola and Ms. Egnotovich for retention purposes. These special restricted stock units are scheduled to vest after three years. The Committee makes a recommendation to the Board of Directors for the level of long-term compensation for Mr. Larsen.

We use the average of the high and low share price on a grant date for the exercise price of stock options and as the fair market value for our restricted stock units. We believe this approach is a more appropriate method of determining fair market value than using the closing price, which could be impacted more by external or market events late on a grant date. The Committee has used this approach since 2002.

Restricted Stock Units

The Committee views the annual grants of restricted stock units as the foundation for the long-term incentive award program. Restricted stock units provide management with an underlying value in our stock. In order to qualify the restricted stock unit awards as performance-based compensation under Section 162(m) of the Code, the Committee has imposed a performance measure of an 8% return on invested capital for the prior year, which must be met before grants are approved for executive employees. The Committee considers return on invested capital as an effective measure of our ability to manage our capital. Restricted stock units generally, once granted, vest at the rate of 50% on the third anniversary, 25% on the fourth anniversary and the balance on the fifth anniversary of the date of grant to assist in employee retention. Any unvested restricted stock units vest immediately upon a change in control of the Company. The consummation of the pending merger with United Technologies Corporation will constitute a change in control for this purpose. Distribution of stock is generally made upon vesting. The Committee believes that this vesting schedule provides the appropriate balance between short-term and long-term incentives as well as providing retention value to the Company.

In the event a participant becomes retirement eligible, the participant will be deemed vested in the restricted stock units as of the date the participant first becomes retirement eligible. Distribution of stock will be as follows: 50% on the third anniversary, 25% on the fourth anniversary and the balance on the fifth anniversary of the date of grant. If a retirement eligible participant terminates employment prior to the complete distribution and is a “specified employee” as defined in Section 409A of the Code (generally, one of the top paid officers) of the Company, the distribution will be made six months after termination of employment. Otherwise, the remaining stock will be distributed to the participant within 90 days of termination.

If a participant’s employment terminates prior to vesting for any reason other than death, disability or retirement, the unvested restricted stock units are forfeited. A participant who dies or becomes disabled is immediately vested in each restricted stock unit award.

Starting with the 2010 grant, the following provisions apply to the restricted stock unit award agreements to promote retention and support our executive succession plans:

•

If during the grant year an early retirement eligible participant (age 55 with five years of service) or a normal retirement eligible participant (age 65) terminates employment, the participant’s award of restricted stock units will be prorated based on the participant’s length of service during the grant year.

•

If a named executive officer terminates employment and is at least 55 years old but less than 62 years old with at least five years of service, the distribution of the restricted stock units to the participant will be suspended for six months. Within six months after the termination, the Committee may determine if the participant is working (or will be working) for or with a competitor of the Company, did not give the Company timely notification of his or her termination of employment, or engaged in financial malfeasance. If the Committee makes one or more of these determinations within the six-month timeframe, then the restricted stock units that have not been distributed to the participant will be forfeited.

As the Company pays dividends, dividend equivalents are paid to each participant who holds restricted stock units. For the 2011 annual grants, the Committee continued its practice of using a two-year average price for our Common Stock to determine the number of units granted. This approach effectively manages the size of grants and prevents stock price volatility from significantly impacting shares utilized for management grants. As noted above, the Committee approved of a special grant in May 2011 to Mr. Carmola and Ms. Egnotovich for retention purposes.

Stock Options

The Committee views non-qualified stock option grants as a critical and direct link between management and shareholders. All value earned through stock options is dependent upon an increase in the value of our stock price. Stock options may not be granted at less than 100% of fair market value of our Common Stock on the grant date and options may not be repriced without shareholder approval.

Each year, the Committee approves annual option grants at its December meeting, except with respect to the Chief Executive Officer whose annual grant is approved by the Board of Directors at its December meeting. Senior management recommends to the Committee the potential recipients and the number of options for the annual stock option grant with the Committee reviewing and approving the final grants. The grant price is the fair market value on the grant date, which is defined as the average of the high and low share price on that date. In order to ensure that our annual stock option grants are not subject to market timing, the Committee has historically approved annual stock option grants at its December meeting with a grant date of the first trading day of the following year.

Stock options generally are granted with a three-year graded vesting schedule, vesting one-third each year, and for a term of ten years. The Committee believes that this vesting schedule adequately balances short-term and long-term goals as well as providing retention value to the Company. If a participant dies, becomes disabled or retires on or after age 65, unvested stock options are immediately vested. If a participant retires early (age 55 with five years of service), the shares continue to vest on the original schedule. Any unvested stock options vest immediately upon a change in control of the Company. The consummation of the pending merger with United Technologies Corporation will constitute a change in control for this purpose.

Starting with the 2010 grant, the following provisions applied to the stock option award agreements to promote retention and support our executive succession plans:

•

If during the grant year an early retirement eligible participant (age 55 with five years of service) or a normal retirement eligible participant (age 65) terminates employment, the participant’s award of stock options will be prorated based on the participant’s length of service during the grant year.

•

If a named executive officer terminates employment and is at least 55 years old but less than 62 years old with at least five years of service, the vesting of the stock options will be suspended for six months. Within six months after the termination, the Committee may determine if the participant is working (or will be working) for or with a competitor of the Company, did not give the Company timely notification of his or her termination of employment, or engaged in financial malfeasance. If the Committee makes one or more of these determinations within the six-month timeframe, then the stock options that have not vested will be forfeited.

If a person leaves the Company for reasons other than for death, disability or retirement, the unvested stock options are forfeited and any vested options must be exercised within 90 days.

Performance Units

The Committee views performance units as an opportunity to reward senior management for both stock price growth and achievement of financial performance goals. The Committee makes awards every year, based on overlapping three-year performance cycles. The Committee has determined that a three-year cycle is an appropriate balance of short-term and long-term results and represents a realistic performance horizon. At the beginning of each three-year cycle, the Committee establishes the financial metrics. The financial metrics for the performance unit plan have been consistent for the past seven award cycles, including 2011. The financial metrics, listed below, are relative total shareholder return, which measures our stock performance against our Primary Peer Group, and return on invested capital, which was discussed earlier. The award of performance units is limited to our senior management, currently consisting of 45 individuals who have significant responsibilities for managing individual business units or have significant influence on our overall results.

	2009-2011 Cycle Performance Levels
Financial Metric	Percentage	Threshold	Target	Maximum
Return on Invested Capital(1)	50%	16.4%	17.8%	19.2%
Relative Total Shareholder Return(2)	50%	25th	50th	75th

(1)	Return on Invested Capital is defined as Earnings Before Interest and Taxes after tax excluding special items divided by average invested capital.

(2)	Relative Total Shareholder Return (RTSR) is defined as our stock performance over the performance period, including reinvested dividends, as compared to the RTSR of the Primary Peer Group of companies.

Awards are credited as performance units in a book account for each participant. Each performance unit is equivalent to one share of our Common Stock. Throughout the performance period, dividend equivalents are credited to each participant’s account. Under the award terms, participants are entitled to a payout at the end of each plan cycle only if the threshold performance standard is met. The number of performance units to be used in the calculation of the payout will range from 0% to 200% of the total performance units account (including those credited through dividend equivalents), based on the level of performance against the above financial objectives. At the end of the performance period, the participant will receive a cash payment based on the number of units at the end of the period, the then current price of our Common Stock and the level of achievement of each performance measure.

If an award recipient’s employment terminates as a result of death, disability or retirement, the recipient will receive a prorated award, based on actual performance and paid at the end of the schedule performance period, based on the length of time the recipient was employed by the Company during the performance period. In addition, if a change in control of the Company occurs during the performance period, the recipient will receive an interim award within five days after the change in control, and the remainder of the award upon a subsequent qualifying termination of employment. The consummation of the pending merger with United Technologies Corporation will constitute a change in control for this purpose. If the recipient leaves the Company for any reason other than those stated in this paragraph, the award will be forfeited.

For the 2009-2011 performance cycle, the payout was 144.6% of target award grants. This payout was, in part, based upon the excellent RTSR achieved over the three-year-performance cycle, which was at the maximum payout level. In addition, the ROIC achieved over the three-year performance cycle was near the target level of performance despite the general market downturn that negatively impacted performance in 2009. Finally, the Company’s stock price increased 234% during the three-year performance cycle, which further increased the value of the awards relative to target.

Benefit and Perquisite Programs

Our executive officers, including all of the named executive officers, are eligible to participate in a number of broad-based benefit programs, including health, disability and life insurance programs, an employee stock purchase plan, qualified 401(k) and pension plans and a severance plan. Our executive officers may also participate in other benefit programs including non-qualified deferred compensation and pension plans, a supplemental executive retirement plan, and a management continuity agreement that takes effect upon a change-in-control. Effective January 1, 2010, the Company eliminated the executive perquisites for the CEO and all direct reports to the CEO, with the exception of financial counseling and tax preparation and executive physicals.

Suspension of New Grants for 2012

Pursuant to the merger agreement with United Technologies Corporation, the Company did not grant any restricted stock units, stock options or performance units for 2012. If the transaction with United Technologies Corporation does not close by August 31, 2012, the Company may provide long-term incentive compensation for 2012 later in 2012 consistent with the program described above.

Stock Ownership Guidelines

The Committee uses stock ownership guidelines to align the interests of our senior management team with those of the shareholders. We believe that senior managers (including the named executive officers) should maintain a significant equity interest in the Company through ownership of stock that they acquire either with their own funds or through certain awards described herein. The Committee has determined that stock ownership creates direct economic alignment with shareholders and motivates our senior management team to enhance shareholder value. The definition of stock owned includes the following:

•	Shares owned in the Goodrich Corporation Employees’ Savings Plan

•	Restricted Stock Units (after-tax value using 35% tax rate)

•	Shares owned/subscribed to in the Goodrich Corporation Employee Stock Purchase Plan

•	Shares held individually or jointly, or in a revocable trust by spouse

•	Deferred Performance Shares (after-tax value using 35% tax rate)

The Committee has established the following stock ownership guidelines:

Executive Position	Ownership Guideline
Chairman and Chief Executive Officer	120,000 Shares
Executive VP	35,000 Shares
Senior VP	30,000 Shares
General Manager	14,000/7,000 Shares
Corporate VP	14,000/7,000 Shares

Our policy is that members of our senior management team meet the ownership guidelines within five years of the first equity grant to the individual. All of the named executive officers have satisfied the stock ownership requirements. Senior managers who have been promoted will have the longer of three years from the date of their promotion or the remaining five years from their first equity grant to satisfy the ownership guidelines. Those who have not satisfied their ownership guidelines will be required to retain the after-tax value of any restricted stock unit grants until the guidelines are satisfied.

Tax Deductibility of Compensation

Section 162(m) of the Code generally disallows a tax deduction to public companies for annual compensation in excess of $1 million paid to the Company’s Chief Executive Officer and the three next highly compensated executive officers, other than the Chief Financial Officer, whose compensation is required to be reported in the Summary Compensation Table. Certain compensation is specifically exempt from the deduction limit to the extent that it does not exceed $1 million during any fiscal year or is “performance based” as defined in Section 162(m). The Committee believes that it is generally in our interest to structure compensation to come within the deductibility limits set in Section 162(m) of the Code. The Committee also believes, however, that it must maintain the flexibility to take actions which it deems to be in the best interests of the Company but which may not qualify for tax deductibility under Section 162(m). In 2011, substantially all of the annual incentive compensation earned by the named executive officers satisfied Section 162(m).

Summary Compensation Table

On the following pages are tables showing various components of executive compensation, benefits and stock awards for the named executive officers. The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years listed in the table. We have not entered into employment agreements with any of the named executive officers, other than the management continuity agreements.

The named executive officers were not entitled to receive payments which would be characterized as “bonus” payments under column (d) of the Summary Compensation Table for the fiscal year ended December 31, 2011; therefore, there is no column (d) below. Amounts listed under column (g), “Non-Equity Incentive Plan Compensation,” were determined by the Compensation Committee at its February 20, 2012 meeting.

Name and Principal Position(a)	Year (b)	Salary ($)(c)(1)	Stock Awards ($)(e)(2)	Option Awards ($)(f)(3)	Non-Equity Incentive Plan Compensation ($)(g)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(h)(5)	All Other Compensation ($)(i)(6)	Total ($)(j)
Larsen, Marshall	2011	1,200,000	5,300,400	2,409,750	2,877,280	1,915,632	173,846	13,876,908
Chairman, President and Chief Executive Officer	2010	1,100,000	3,910,960	1,762,050	1,987,036	850,631	217,578	9,828,255
	2009	1,100,000	2,251,200	1,015,350	1,492,812	2,614,630	229,171	8,703,163

Kuechle, Scott	2011	535,000	1,516,405	623,700	855,240	1,311,441	47,933	4,889,719
Executive Vice President,	2010	515,000	1,118,925	456,060	611,586	786,098	40,542	3,528,211
Chief Financial Officer	2009	500,000	603,305	251,420	473,596	853,868	104,719	2,786,908

Linnert, Terrence	2011	526,000	1,516,405	623,700	840,852	774,975	54,642	4,336,574
Executive Vice President,	2010	515,000	1,118,925	456,060	603,346	490,112	49,604	3,233,047
Administration and General Counsel	2009	500,000	816,008	261,090	473,596	551,005	104,179	2,705,878

Carmola, John	2011	535,000	2,843,605	623,700	908,692	1,182,680	60,169	6,153,846
Vice President and Segment President, Actuation and Landing Systems	2010	520,000	1,118,925	456,060	651,699	649,123	39,616	3,435,423
	2009	505,000	643,810	270,760	482,119	730,806	110,293	2,742,788

Egnotovich, Cynthia	2011	535,000	2,843,605	623,700	908,692	1,427,686	44,599	6,383,282
Vice President and Segment President,	2010	520,000	1,118,925	456,060	651,699	642,493	49,110	3,438,287
	2009	505,000	643,810	270,760	482,119	816,352	68,038	2,786,079
Nacelles and Interior Systems

The table above shows Stock Award and Option Award values based on the full grant date fair value of the Awards made during the respective fiscal year.

(1)	The amounts shown in this column for 2011 include salary that has been deferred into the Company’s savings restoration plan for each of the named executive officers.

(2)

This number consists of (i) the grant date fair value of the restricted stock units awarded during the covered year and (ii) the grant date fair value of the performance units awarded to the executive during the covered year. Assuming maximum payout under the performance units granted in 2011, the amounts reported above for the restricted stock units and performance units awarded for 2011 would be as follows: Mr. Larsen, $7,090,800; Mr. Kuechle, $2,038,605; Mr. Linnert, $2,038,605; Mr. Carmola, $3,365,805; and Ms. Egnotovich, $3,365,805. See Note 6 to our consolidated financial statements for a discussion of the assumptions made in determining the grant date fair values in this column.

(3)	The grant date fair value of the stock option grants has been developed solely for purposes of comparative disclosure in accordance with the rules and regulations of the SEC and is consistent with the assumptions we used for financial reporting. The grant date fair value of the stock options has been determined by application of the Black-Scholes option-pricing model, based upon the terms of the option grants and our stock price performance history as of the date of the grant. The key assumptions for the 2011 Option Awards were as follows:

2011 Awards
Risk Free Interest Rate	2.2%
Dividend Yield	1.3%
Volatility Factor	35.6%
Wt. Avg. Expected Life	5.6 Years

See Note 6 to our consolidated financial statements for a discussion of the assumptions made in the valuation.

(4)	The amounts shown in this column for 2011 include incentive compensation that has been deferred into the Company’s savings restoration plan for each of the named executive officers.

(5)	The amount shown in Change in Pension Value and Non-qualified Deferred Compensation Earnings consists of the actuarial increase in the present value of accrued pension benefits under the plans shown in the 2011 Pension Benefits table. None of the named executive officers earned above-market earnings in deferred compensation plans.

The pension value is determined using the same actuarial assumptions as used for the Company’s financial reporting. For 2011, the change in pension value is calculated as the difference between the December 31, 2010 value and the December 31, 2011 value (as shown in the 2011 Pension Benefits table). These values are calculated based on benefits commencing at the earliest age at which benefits are not reduced for early retirement, age 62, or current age, if older.

Name	Increase (Decrease) Due to Additional Service ($)	Increase Due to Change in Final Average Earnings ($)	Increase Due to Decrease in Discount Period ($)	Increase Due to Change in Assumptions ($)	Total Change in Value ($)
M. Larsen	(1,570,163)	1,224,058	1,058,666	1,203,071	1,915,632
S. Kuechle	199,425	394,140	217,140	500,736	1,311,441
T. Linnert	(47,288)	213,657	298,903	309,704	774,976
J. Carmola	278,855	258,561	230,903	414,361	1,182,680
C. Egnotovich	254,765	352,494	269,929	550,680	1,427,868

(6)	This number is the sum of one or more of the following items (i) financial counseling and tax preparation, (ii) annual physicals, (iii) use of Company aircraft for personal travel, (iv) 401(k) matching contribution by the Company to its defined contribution plan, (v) matching contributions by the Company to the savings restoration plan, and (vi) grant date fair value on the Company’s employee stock purchase plan.

For 2011, the amounts for the named executive officers included:

	Larsen	Kuechle	Linnert	Carmola	Egnotovich
Financial Counseling and Tax Preparation	$18,750	$9,000	$8,600	$21,500	$8,000
Annual Physicals	1,365	585	2,254	3,085	0
Airplane Use	57,156	0	9,925	0	171
401(k) Match	7,350	7,350	7,350	7,350	7,350
SBRP Match	89,225	27,025	26,513	28,234	28,234
Employee Stock Purchase Plan	0	3,973	0	0	844

	$173,846	$47,933	$54,642	$60,169	$44,599

The incremental cost to the Company of personal use of the Company aircraft is calculated based on the actual average variable operating costs to the Company. Variable operating costs include fuel, maintenance, weather-monitoring, on-board catering, landing/ramp fees, and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of hours the Company aircraft flew to derive an average variable cost per hour. This average variable cost per hour is then multiplied by the length of each trip for each non-business traveler. The amount is then divided by an average load factor.

Grants of Plan-Based Awards

Grants of Plan-Based Awards Table

Grant Date (b)	Date Approved	Name(a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards Number of Shares of Stock or Units (#)(i)(3)	All Other Options Awards Number of Securities Underlying Options (#)(j)(4)	Exercise or Base Price of option Awards ($/ Sh)(k)(5)	Closing Price on the Grant Date ($)	Grant Date Fair Value of Stock and Option Awards ($)(l)

			Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)	Threshold (#)(f)	Target (#)(g)	Maximum (#)(h)
1/3/11	12/05/10	Larsen, M.	0	1,440,000	2,880,000	0	24,000	48,000					2,464,080
1/3/11	12/05/10	Larsen, M.							32,000				2,836,320
1/3/11	12/05/10	Larsen, M.								85,000	88.635	88.99	2,409,750
1/3/11	12/05/10	Kuechle, S.	0	428,000	856,000	0	7,000	14,000					718,690
1/3/11	12/05/10	Kuechle, S.							9,000				797,715
1/3/11	12/05/10	Kuechle, S.								22,000	88.635	88.99	623,700
1/3/11	12/05/10	Linnert, T.	0	420,800	841,600	0	7,000	14,000					718,690
1/3/11	12/05/10	Linnert, T.							9,000				797,715
1/3/11	12/05/10	Linnert, T.								22,000	88.635	88.99	623,700
1/3/11	12/05/10	Carmola, J.	0	454,750	909,500	0	7,000	14,000					718,690
1/3/11	12/05/10	Carmola, J.							9,000				797,715
1/3/11	12/05/10	Carmola, J.								22,000	88.635	88.99	623,700
5/2/11	4/19/11	Carmola, J.							15,000				1,327,200
1/3/11	12/05/10	Egnotovich, C.	0	454,750	909,500	0	7,000	14,000					718,690
1/3/11	12/05/10	Egnotovich, C.							9,000				797,715
1/3/11	12/05/10	Egnotovich, C.								22,000	88.635	88.99	623,700
5/2/11	4/19/11	Egnotovich, C.							15,000				1,327,200

(1)	For estimated future payments under non-equity incentive plan awards, each participant is assigned threshold and maximum award levels. Threshold award level is the level above which an incentive award will be paid. No incentive award is paid for performance at or below threshold level. Maximum award level is the maximum amount of incentive award that may be paid. A participant’s maximum award level is 200% of such participant’s target incentive amount.

The Committee may use one or more of the following performance measures: operating income; net income; earnings (including earnings before interest, taxes, depreciation and/or amortization); earnings per share; sales; costs; profitability of an identifiable business unit or product; maintenance or improvement of profit margins; cost reduction goals; operating cash flow; free cash flow (operating cash flow less capital expenditures); working capital; improvements in capital structure; debt reduction; credit ratings; return on assets; return on equity; return on invested capital; stock price; total shareholder return; completion of joint ventures, divestitures, acquisitions or other corporate transactions; new business or expansion of customers or clients; strategic plan development and implementation; succession plan development and implementation; customer satisfaction indicators; employee metrics; or other objective individual or team goals.

The performance measures may relate to the Company, on an absolute basis and/or relative to one or more peer group companies or indices, or to a particular participant, subsidiary, division or operating unit, or any combination of the foregoing, determined by the Committee. In addition, the Committee may adjust, modify or amend the above criteria, either in establishing any performance measure or in determining the extent to which any performance measure has been achieved. The Committee has the authority, at the time it establishes the performance measures for the applicable program year, to make equitable adjustments in the criteria in recognition of unusual or non-recurring events, in response to changes in applicable laws or regulations, or to account for items of gain, loss or expense determined to be extraordinary or unusual in nature or infrequent in occurrence or related to the disposal of a business or related to a change in accounting principles, or as the Committee determines to be appropriate to reflect a true measurement of the performance of the Company or any subsidiary, division or operating unit, as applicable, and to otherwise satisfy the objectives of the program. As noted above, the Committee selected earnings before interest and taxes and conversion of earnings into free cash flow for 2011.

(2)	The estimated future payouts under equity incentive plan awards relates to the 2011-2013 performance unit awards made in 2011 pursuant to the 2001 Equity Compensation Plan. Payouts on these awards are to be based on the Company’s relative total shareholder return and return on invested capital over the 2011-2013 performance period. At the end of the performance period, each participant will earn a cash payout only if the threshold performance standard is exceeded. The cash payout will range from 0% to 200% of the value of the total performance unit account (including performance units credited through dividends equivalents), based on the level of performance against the financial metrics.

(3)	The shares of stock for the named executive officers represent the value as of the grant date of the restricted stock unit awards. Restricted stock units, generally, once granted, vest at the rate of 50% on the third anniversary, 25% on the fourth anniversary and the balance on the fifth anniversary of the date of grant. The vesting of units for retirement eligible participants is described under the heading “Restricted Stock Units.” Dividends or dividend equivalents are paid on all restricted stock unit awards.

(4)	All options were granted pursuant to our 2001 Equity Compensation Plan with an exercise price equal to 100% of the fair market value (as defined in the plan) on January 3, 2011, the date of the grant, have a 10-year term and vest in equal installments over a three-year period.

(5)	As required by the 2001 Equity Compensation Plan, under which all of our options were awarded, we used the average of the high and low sales price on the grant date to determine the exercise price for the option awards.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Options Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)		Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)

Larsen, M.	10,500	(5)				69.865	1/2/2018
Larsen, M.	70,000	(6)				38.37	1/2/2019
Larsen, M.	28,333	(7)				65.315	1/4/2020
Larsen, M.			35,000	(6)		38.37	1/2/2019
Larsen, M.			56,667	(7)		65.315	1/4/2020
Larsen, M.			85,000	(8)		88.635	1/3/2021
Larsen, M.								6,000	(9)	741,990
Larsen, M.								16,000	(10)	1,978,640
Larsen, M.								32,000	(11)	3,957,280
Larsen, M.								32,000	(13)	3,957,280
Larsen, M.								32,000	(14)	3,957,280
Larsen, M.											24,000	(16)	5,935,920
Larsen, M.											24,000	(17)	5,935,920
Kuechle, S.	10,000	(1)				32.43	1/2/2015
Kuechle, S.	17,500	(2)				40.405	1/3/2016
Kuechle, S.	12,400	(4)				45.87	1/3/2017
Kuechle, S.	25,000	(5)				69.865	1/2/2018
Kuechle, S.	17,333	(6)				38.37	1/2/2019
Kuechle, S.	7,333	(7)				65.315	1/4/2020
Kuechle, S.			8,667	(6)		38.37	1/2/2019
Kuechle, S.			14,667	(7)		65.315	1/4/2020
Kuechle, S.			22,000	(8)		88.635	1/3/2021
Kuechle, S.								1,400	(9)	173,131
Kuechle, S.								3,750	(10)	463,744
Kuechle, S.								8,500	(11)	1,051,153
Kuechle, S.								9,000	(13)	1,112,985
Kuechle, S.								9,000	(14)	1,112,985
Kuechle, S.											7,000	(16)	1,731,310
Kuechle, S.											7,000	(17)	1,731,310
Linnert, T.	25,000	(1)				32.43	1/2/2015
Linnert, T.	23,000	(2)				40.405	1/3/2016
Linnert, T.	50,000	(3)				45.87	1/3/2014
Linnert, T.	16,500	(4)				45.87	1/3/2017
Linnert, T.	26,500	(5)				69.865	1/2/2018
Linnert, T.	18,000	(6)				38.37	1/2/2019
Linnert, T.	7,333	(7)				65.315	1/4/2020
Linnert, T.			9,000	(6)		38.37	1/2/2019
Linnert, T.			14,667	(7)		65.315	1/4/2020
Linnert, T.			22,000	(8)		88.635	1/3/2021

	Option Awards							Stock Awards
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Options Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)		Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)

Linnert, T.								1,775	(9)	219,505
Linnert, T.								4,250	(10)	525,576
Linnert, T.								8,750	(11)	1,082,069
Linnert, T.								5,000	(12)	618,325
Linnert, T.								9,000	(13)	1,112,985
Linnert, T.								9,000	(14)	1,112,985
Linnert, T.											7,000	(16)	1,731,310
Linnert, T.											7,000	(17)	1,731,310
Carmola, J.	16,500	(4)				45.87	1/3/2017
Carmola, J.	28,000	(5)				69.865	1/2/2018
Carmola, J.	18,666	(6)				38.37	1/2/2019
Carmola, J.	7,333	(7)				65.315	1/4/2020
Carmola, J.			9,334	(6)		38.37	1/2/2019
Carmola, J.			14,667	(7)		65.315	1/4/2020
Carmola, J.			22,000	(8)		88.635	1/3/2021
Carmola, J.								1,775	(9)	219,505
Carmola, J.								4,500	(10)	556,493
Carmola, J.								9,000	(11)	1,112,985
Carmola, J.								9,000	(13)	1,112,985
Carmola, J.								9,000	(14)	1,112,985
Carmola, J.								15,000	(15)	1,854,975
Carmola, J.											7,000	(16)	1,731,310
Carmola, J.											7,000	(17)	1,731,310
Egnotovich, C.	35,000	(3)				45.87	1/3/2014
Egnotovich, C.	16,500	(4)				45.87	1/3/2017
Egnotovich, C.	28,000	(5)				69.865	1/2/2018
Egnotovich, C.	18,666	(6)				38.37	1/2/2019
Egnotovich, C.	7,333	(7)				65.315	1/2/2020
Egnotovich, C.			9,334	(6)		38.37	1/2/2019
Egnotovich, C.			14,667	(7)		65.315	1/4/2020
Egnotovich, C.			22,000	(8)		88.635	1/3/2021
Egnotovich, C.								1,775	(9)	219,505
Egnotovich, C.								4,500	(10)	556,493
Egnotovich, C.								9,000	(11)	1,112,985
Egnotovich, C.								9,000	(13)	1,112,985
Egnotovich, C.								9,000	(14)	1,112,985
Egnotovich, C.								15,000	(15)	1,854,975
Egnotovich, C.											7,000	(16)	1,731,310
Egnotovich, C.											7,000	(17)	1,731,310

(1)	The vesting date for the 1/3/05 grant is 1/3/06, 1/3/07, 1/3/08.

(2)	The vesting date for the 1/3/06 grant is 1/3/07, 1/3/08, 1/3/09.

(3)	The vesting date for the special grant on 1/3/07 was 9/18/07.

(4)	The vesting date for the 1/3/07 grant is 1/3/08, 1/3/09, 1/3/10.

(5)	The vesting date for the 1/2/08 grant is 1/2/09, 1/2/10, 1/2/11.

(6)	The vesting date for the 1/2/09 grant is 1/2/10, 1/2/11, 1/2/12.

(7)	The vesting date for the 1/4/10 grant is 1/4/11, 1/4/12, 1/4/13.

(8)	The vesting date for the 1/4/11 grant is 1/4/12, 1/4/13, 1/4/14.

(9)	The vesting date for the 1/3/07 grant is 1/3/10, 1/3/11, 1/3/12.

(10)	The vesting date for the 1/2/08 grant is 1/2/11, 1/2/12, 1/2/13.

(11)	The vesting date for the 1/2/09 grant is 1/2/12, 1/2/13, 1/2/14.

(12)	The vesting date for the 2/17/09 grant is 2/17/14.

(13)	The vesting date for the 1/4/10 grant is 1/2/13, 1/2/14, 1/2/15.

(14)	The vesting date for the 1/3/11 grant is 1/2/14, 1/2/15, 1/2/16.

(15)	The vesting date for the 5/2/11 grant is 5/2/14.

(16)	The vesting date for the 1/3/10 grant is 12/31/12.

(17)	The vesting date for the 1/3/11 grant is 12/31/13.

Notwithstanding the normal vesting schedules set forth in the footnotes above, all options held by Messrs. Larsen, Linnert and Carmola were fully vested as of December 31, 2011 in accordance with the retirement eligibility vesting provisions described above under “Stock Options.” In addition, all restricted stock units granted to Messrs. Larsen, Linnert and Carmola, other than the restricted units granted to Mr. Carmola in May 2011, that would have vested in accordance with the normal vesting schedules set forth in the footnotes above were fully vested as of December 31, 2011 in accordance with the retirement eligibility vesting provisions described above under “Restricted Stock Units.”

The fair market value for the amounts listed under column (h) is based on $123.665, which was the average of the high and low share price on December 31, 2011.

The 2010-2012 and 2011-2013 grants under column (j) are valued based on the next higher performance measure that exceeded the previous fiscal year’s performance multiplied by the fair market value as of December 31, 2011.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name(a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)(1)	Number of Shares Acquired on Vesting (#)(d)(2)	Value Realized on Vesting ($)(e)(3)
M. Larsen	0	0	32,000	2,836,480
S. Kuechle	25,000	1,050,375	7,100	629,344
T. Linnert	0	0	9,000	797,760
J. Carmola	11,500	606,855	9,000	797,760
C. Egnotovich	0	0	8,900	788,896

(1)	This amount represents the number of shares of our Common Stock acquired upon exercise, multiplied by the difference between the fair market value of our Common Stock on the date of exercise, less the applicable exercise price of the option.

(2)	For Messrs. Larsen, Carmola and Linnert, this amount represents the number of restricted stock units that became vested in 2011 in accordance with the retirement eligibility vesting provisions described above under “Restricted Stock Units.”

(3)	This amount represents the number of restricted stock units that vested in 2011 multiplied by the fair market value of our Common Stock on the vesting date.

Pension Benefits

Each of the named executive officers participates in three traditional final average pay defined benefit pension plans that are intended to provide competitive retirement benefits: the Goodrich Corporation Employees’ Pension Plan (“pension plan”), the Goodrich Corporation Pension Benefit Restoration Plan (“restoration plan”), and the Goodrich Corporation Supplemental Executive Retirement Plan (“supplemental plan”). The pension plan is a tax-qualified plan that covers primarily all US employees other than most bargaining unit employees; however, the pension plan was closed to new participants effective January 1, 2006. The restoration plan is a non-qualified plan, the purpose of which is to restore benefits that otherwise would be payable under the pension plan if not for Internal Revenue Service limits on compensation and benefits applicable to tax-qualified plans. The combination of the pension and the restoration plans is intended to provide identical benefits as the pension plan, without regard to the limits imposed by the Internal Revenue Service. The supplemental plan is a non-qualified plan that serves to provide additional pension benefits, over and above the pension and restoration plans, to senior management executives, up to certain service limits as described in more detail below.

Present Value of Benefits

The present value of accumulated benefits, as shown in column (d) of the Pension Benefits table below, is calculated using the same assumptions used in determining our pension disclosure, as of December 31, 2011, described in the pension footnote disclosure. For the restoration and supplemental plans, the table is adjusted to reflect white collar mortality rates. We have valued each of the benefits based upon the participant’s earliest unreduced retirement age (age 62), or current age if older than 62, using a current final average earnings and current years of service, even though earlier retirement is available, as described below.

Benefit Formula

All of these plans use a benefit formula, which takes into account years of service and final average earnings, to calculate the amount of benefit payable at normal retirement age (age 65). Final average earnings under each plan is defined as the average annual pay during the highest consecutive 48 months of eligible earnings out of the last 120 months of employment with the Company. Eligible earnings consist of annual salary and annual incentive compensation. For purposes of the pension plan, earnings in excess of the Code Section 401(a)(17) limit and salary reduction agreements made to the Goodrich Corporation Savings Benefit Restoration Plan (the “savings restoration plan”) are excluded from eligible earnings.

Each plan’s benefit formula determines the amount of benefit payable at age 65 under the plan’s normal form of payment, which is a five-year certain and life annuity. Participants may retire and commence payments as early as age 55. Payments are reduced 4% per year the commencement age precedes 62 (e.g., if payments commence at 55, 72% of the accrued benefit is paid; at 60, 92% is paid; at 62 or later, the full, unreduced accrued benefit is paid).

A number of forms of payment, including single life annuity, joint and survivor annuity, and certain and life annuity, are available under the pension plan. Payment amounts are adjusted for form of payment so that each is actuarially equivalent to the plan’s normal form. Both non-qualified plans allow single lump sum payments, in addition to the same annuity forms of payment available under the pension plan. To value benefits in the restoration plan, it is assumed that there is a 50% likelihood that the lump sum, rather than the annuity, will be paid.

Benefits under the pension plan and the restoration plan are determined using the following formula:

1.15% x final average earnings x service + 0.45% x (final average earnings in excess of Covered Compensation) x (the lesser of service or 35), where the Covered Compensation table is published by the Social Security Administration.

For the pension plan, final average earnings is limited to amounts allowed under Section 401(a)(17) of the Code. To calculate the restoration plan benefit, unlimited final average earnings, including employee contributions to the savings restoration plan are used, and the resulting benefit is offset by the benefit payable from the pension plan.

The supplemental plan benefit is determined using the following formula:

1.60% x final average earnings x supplemental plan service, where final average earnings is not limited by Section 401(a)(17) of the Code, and includes employee contributions to the savings restoration plan and supplemental plan service is as shown in the table. Supplemental plan service generally counts all service from the time the named executive officer became part of the senior management team. Supplemental plan service cannot exceed 15 years. Additionally, supplemental plan service is further limited to 35 years minus pension plan service.

The supplemental plan essentially serves to double pension benefits earned by the executive during the period of supplemental plan participation, allowing an executive working less than a full career with the Company to earn benefits similar to a full career employee. The supplemental plan is intended to enhance our ability to attract and retain the leadership that we need to execute our strategic plans. The caps on supplemental plan service will limit the benefit that long service executives can receive.

Because Messrs. Larsen, Carmola and Linnert are at least age 55 with more than five years of service, each is currently eligible to receive benefits under the plans. Since Messrs. Larsen and Linnert are each at least age 62, their benefits would not be reduced, but since Mr. Carmola is not yet age 62, his benefits would be reduced as described above.

	2011 Pension Benefits
Name(a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d)	Payments During Last Fiscal Year (e)
M. Larsen	Employees’ Pension Plan	34.46	$1,506,928	—
	Pension Benefit Restoration Plan	34.46	$19,102,070	—
	Supplemental Executive Retirement Plan	0.54	$324,099	—
S. Kuechle	Employees’ Pension Plan	28.42	$776,086	—
	Pension Benefit Restoration Plan	28.42	$2,915,787	—
	Supplemental Executive Retirement Plan	6.39	$855,610	—
T. Linnert	Employees’ Pension Plan	14.16	$599,023	—
	Pension Benefit Restoration Plan	14.16	$2,309,497	—
	Supplemental Executive Retirement Plan	14.16	$2,971,752	—
J. Carmola	Employees’ Pension Plan	15.65	$526,836	—
	Pension Benefit Restoration Plan	15.65	$2,137,648	—
	Supplemental Executive Retirement Plan	11.75	$2,053,149	—
C. Egnotovich	Employees’ Pension Plan	25.08	$805,783	—
	Pension Benefit Restoration Plan	25.08	$3,192,584	—
	Supplemental Executive Retirement Plan	9.71	$1,582,894	—

Non-qualified Deferred Compensation

All of the named executive officers participate in the savings restoration plan, a non-qualified defined contribution plan designed to let highly compensated and management employees defer compensation in excess of limits that apply to tax-qualified savings plans. The savings restoration plan is designed to restore the benefits, including matching contributions, not permitted due to the limits on 401(k) plans. The amount in column (b), the executive’s contribution, is included in the Summary Compensation Table within the amounts shown in the salary and Non-Equity Incentive Plan Compensation columns. The amount shown in column (c), Company contributions, is included in the Summary Compensation Table within the amount shown in the All Other Compensation column. The amount shown in column (f), Aggregate Balance, consists entirely of amounts that would have been reported in a previous year’s Summary Compensation Table, had the named executive been a named executive officer in the year the contributions were made, and investment earnings thereon.

Participants may elect to defer 25% of their base salary and up to 25% of their annual incentive plan payment (Senior Executive Management Incentive Plan) to the savings restoration plan. Elections to defer are made before the pay is earned, with the exception that deferral elections with respect to bonus payments may be made as late as six months prior to the close of the performance period on which the bonus payment is based. Participants direct contributions among approximately 20 investment options (comparable asset classes to the 401(k) plan) and are credited with investment gains or losses based on the performance of these investment options. Each investment option is a mutual fund available to individual investors. The options cover a broad spectrum of asset classes and investment objectives, from money market through equity, and include several lifecycle funds as well. Participants are permitted to reallocate their balances among the investment options on a daily basis. The savings restoration plan is designed to look and function very similarly to the Company’s tax-qualified savings plan.

At the participant’s election, distributions are made either in a single lump sum payment of the entire account balance, or in monthly installments spread over 5, 10, or 15 years. However, if the participant fails to make a timely election, the distribution will be made as a single lump sum payment.

2011 Non-qualified Deferred Compensation

Name(a)	Executive Contributions in Last Fiscal Year ($)(b)	Company Contributions in Last Fiscal Year ($)(c)	Aggregate Earnings (Losses) in Last Fiscal Year ($)(d)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)(e)	Aggregate Balance at 12/31/11 ($)(f)
M. Larsen	299,222	89,225	(3,631)	—	3,827,801
S. Kuechle	175,817	27,025	(46,596)	—	1,066,147
T. Linnert	143,102	26,513	(98,461)	—	2,118,455
J. Carmola	87,252	28,234	17,048	—	1,570,636
C. Egnotovich	112,153	28,234	6,967	—	905,132

Potential Payments upon Termination or Change-in-Control

Management Continuity Agreements

Each named executive officer has entered into a Management Continuity Agreement with the Company. The purpose of these agreements is to encourage the individuals to carry out their duties in the event of the possibility of a change-in-control. The agreements are not ordinary employment agreements (there are no such employment agreements) and do not provide any assurance of continued employment unless there is a “change-in-control,” in which case they generally provide for a two-year period of employment following the change-in-control.

A change-in-control under these agreements generally is deemed to have occurred if (i) any person or entity becomes the beneficial owner of 20% or more of our Common Stock or combined voting power of our outstanding securities (subject to certain exceptions), (ii) during any two-year period there generally has been a change in the majority of our Directors, or (iii) certain corporate reorganizations occur where the existing shareholders do not retain at least 70% of the voting securities of the surviving entity.

These agreements generally provide for the continuation of employment of the individuals in the same positions and with the same responsibilities and authorities that they possessed immediately prior to the change-in-control and generally with the same benefits and level of compensation, including average annual increases. These triggers are designed to protect these employees from diminished responsibilities and compensation in the event of a change-in-control.

Under the Management Continuity Agreements, upon termination of employment by the Company without cause or upon termination of employment by the executive for good reason (as described below), either in anticipation of a change-in-control under certain circumstances or within two years after a change-in-control, the executive will receive the following severance payments and benefits:

•	A lump sum cash payment made generally within five business days equal to three times the executive’s annualized base salary in effect immediately prior to termination;

•

A lump sum cash payment made generally within five business days equal to three times the greater of (1) the executive’s most recent annual bonus or (2) the executive’s “target incentive amount” under our Senior Executive Management Incentive Plan prior to the change-in-control and on the date of termination;

•

If the executive is under age 55 or over age 55 but not eligible to retire or not eligible for company subsidized retiree health and welfare benefits, then the executive will be entitled to continued health and welfare benefits for up to three years;

•

If the executive is at least age 55 and eligible to retire and eligible for company subsidized retiree health and welfare benefits, then the executive will be entitled to receive, for up to the executive’s lifetime, health and welfare benefits to which the executive would be entitled under our general retirement policies, with Goodrich paying the same percentage of the premium cost of the plans as it would pay for retiree health subsidy-eligible employees who retire at age 65, regardless of the executive’s actual age at termination of employment, provided such benefits are at least equal to those benefits which would have been payable if the executive had been eligible to retire and had retired prior to the change-in-control;

•	Annual executive physical and tax and financial services for three years;

•

A lump sum cash payment equal to the actuarial equivalent of the additional retirement pension benefits to which the executive would have been entitled under the terms of our defined benefit retirement programs in which the executive participated had the executive accumulated three additional years of age, continuous service for determining benefit accruals (except for those individuals who elected to no longer earn service toward benefit accrual) and earnings (base salary in effect immediately prior to termination plus the greater of (1) the most recent annual bonus or (2) the “target incentive amount” under our Senior Executive Management Incentive Plan). In connection with the preparation of this filing, it was discovered that our prior filings under Schedule 14A, including the filing made on February 7, 2012, should have included the value of the supplemental plan benefit described above in determining the amount of this lump sum payment. This filing includes the amount of that benefit in the lump sum payment set forth in the tables below under the heading “Pension Enhancement,” as required pursuant to the terms of the Management Continuity Agreements.

•

A lump sum cash payment made generally within five business days in an amount equal to three times the greater of (1) the value of the matching contributions, if any, and discretionary contributions, if any, which were credited to the individual’s accounts under the Goodrich Employees’ Savings Plan and the Goodrich Savings Benefit Restoration Plan during the most recently completed plan year ending on or before the date of the change-in-control or (2) the value of the matching contributions, if any, and discretionary contributions, if any, which were credited to the individual’s accounts under such plans during the most recently completed plan year ending on or before the date of the individual’s date of termination of employment.

In addition, each executive is entitled to receive a tax gross-up for any excise tax due under the Internal Revenue Code for any payments subject to the excise tax, whether made pursuant to the Management Continuity Agreement or otherwise.

For purposes of the Management Continuity Agreement, “good reason” means, in summary, (a) any material reduction in the duties, authority or responsibilities of the executive or the person to whom the executive is required to report or (b) any material breach by Goodrich of its obligations under the Management Continuity Agreement.

On October 13, 2011, Goodrich amended Mr. Linnert’s Management Continuity Agreement to provide that the post-change-in-control protection period under such agreement will not be abridged by his reaching a mandatory retirement age during the protection period.

Performance Unit Award Agreements

Each named executive officer has been granted Performance Units relating to our common shares. In the event of a change-in-control, each executive officer would receive a pro-rata portion of his or her award, based on the higher of target value of the award or the unit value of the most recent payout of performance units. In the event that the executive’s employment is terminated other than by the Company for cause after the change-in-control and prior to the earlier of one year following the change-in-control and the end of the applicable performance period, the executive would receive an amount equal to (i) the greater of (A) the payment for the performance period assuming target performance or (B) an amount determined with respect to the payment made in the most recent performance period, minus (ii) the performance unit payment to be made to the executive upon a change-in-control. This double trigger approach requires both a change-in-control and termination of employment for the executive to receive the full value of the award.

Senior Executive Management Incentive Plan

As described above, all of the named executive officers participate in the Senior Executive Management Incentive Plan. The plan provides that, generally within five days following a change-in-control, each participant will receive a lump sum interim payment equal to the product of (i) the number of full and partial months elapsed in the calendar year in which the change-in-control occurs and (ii) one-twelfth of the greater of (a) the most recent annual bonus paid to the executive under the plan or (b) the target bonus under the plan for the year in which the change-in-control occurs.

Quantification of Potential Termination Payments to Named Executive Officers

The Company has entered into a merger agreement with United Technologies Corporation, the consummation of which will result in a change-in-control under the Management Continuity Agreements, Performance Unit Award Agreements, Senior Executive Management Incentive Plan and all other applicable compensation arrangements in which the named executive officers participate. In light of this pending transaction, we have provided two separate tables estimating the potential payments that may be made to the named executive officers in connection with a change-in-control.

The first table sets forth the estimated payments and benefits that each named executive officer would be entitled to receive under the arrangements detailed above assuming a change-in-control and simultaneous qualifying termination of employment on December 31, 2011. The second table sets forth the estimated payments and benefits that each named executive officer would be entitled to receive under the arrangements detailed above assuming a change-in-control occurs on July 31, 2012, which more closely approximates the date on which the proposed transaction with United Technologies Corporation is expected to close, and assuming that each named executive officer experiences a simultaneous qualifying termination of employment.

The primary reason for the differences between the two tables is the result of updated assumptions, including the inclusion of actual bonuses paid in respect of 2011, which number was not determinable as of the date of our prior filings, and the assumed change in control date of July 31, 2012. As described above, we paid annual cash bonuses under the Senior Executive Management Incentive Plan with respect to 2011 that exceeded the bonuses paid with respect to 2010 due to our outstanding 2011 performance. Because the severance amount is determined by reference to bonus amounts, the “Severance Amount” column in the July 31, 2012 table is higher than the “Severance Amount” listed for December 31, 2011, which was based on the bonus paid with respect to 2010. Also, the increased “Severance Amount” in the July 31, 2012 table affects various other amounts in the table, including the amounts in the “Pension Enhancement” column, since that amount is based on final average earnings, and the “Excise Tax and Gross-Up” column. Accordingly, the differences in the amounts were a result of changes in the bonus amount and not due to any amendments to existing arrangements.

Potential Payments Assuming December 31, 2011 Change-in-Control and Simultaneous Qualifying Termination of Employment

The following table summarizes the cash severance payments and other benefits that each named executive officer would be entitled to receive under the arrangements described above assuming that a change-in-control occurred on December 31, 2011, and that each named executive officer experienced a simultaneous qualifying termination of employment. The amounts in the following table assume that the value of our stock is $123.70, the closing price of our shares on December 30, 2011, the last trading day of the fiscal year.

Name	Severance Amount (1)	Performance Units (2)	Benefits / Perquisites Enhancement (3)	Savings Plan Enhancement (4)	Equity Acceleration (5)	Pension Enhancement (6)	Excise Tax and Gross-Up (7)	Total
M. Larsen	$9,561,108	$8,753,367	$6,992	$289,725	$—	$981,039	$—	$19,592,231
S. Kuechle	$3,439,758	$2,553,066	$88,920	$103,125	$6,282,251	$2,239,581	$3,910,071	$18,616,772
T. Linnert	$3,388,038	$2,553,066	$36,508	$101,589	$—	$619,200	$—	$6,698,401
J. Carmola	$3,560,097	$2,553,066	$77,826	$106,752	$1,855,500	$2,428,484	$—	$10,581,725
C. Egnotovich	$3,560,097	$2,553,066	$63,673	$106,752	$8,395,821	$2,212,503	$3,647,816	$20,539,728

(1)	This amount represents three times the sum of each executive officer’s (i) 2011 annual base pay and (ii) payments made under the Senior Executive Management Incentive Plan with respect to 2010, which was the most recently determinable annual bonus paid to the executive as of December 31, 2011. This amount does not include an interim Senior Executive Management Incentive Plan payment, since the termination and change-in-control occur on the last day of the calender year.

(2)	This amount represents the performance unit payment to be made to the executive officer with respect to the 2010-2012 and 2011-2013 performance periods, as determined under the applicable award agreement, upon a change-in-control and qualifying termination of employment. The amount of the payment is determined with reference to the payment made to the executive with respect to the 2008-2010 performance period, which was the most recently determinable amount paid to the executive as of December 31, 2011.

(3)	This amount represents (i) continued health and welfare benefits (A) for three years following the termination, in the case of executives under age 55 or over age 55 and not eligible to retire or eligible to retire but not eligible for company-subsidized retiree health and welfare benefits, and (B) for the executive’s lifetime and at the percentage contribution level available to age 65 retirees immediately prior to the change-in-control, in the case of executives at least age 55 and eligible to retire with company-subsidized retiree health and welfare benefits, in each case reduced to the extent comparable perquisites or benefits are available from a new employer, (ii) tax and financial planning for up to three years following the termination and (iii) annual physical examinations for up to three years following the termination. For the tax and financial planning and the annual physical examinations, Mr. Larsen does not get these benefits following the change in control, Mr. Linnert and Mr. Carmola get these benefits for two years following change in control, and Mr. Kuechle and Ms. Egnotovich get these benefits for three years following change in control.

(4)	This amount represents a lump sum payment equal to three times the value of any matching and discretionary employer contributions made on behalf of the executive under our Employees’ Savings Plan and Savings Benefit Restoration Plan during the most recently completed plan year as of the date of the change-in-control or as of the date of termination (whichever is greater).

(5)	This amount reflects the aggregate market value of unvested stock options and unvested restricted share units that in each case will fully accelerate as of a change-in-control.

(6)

This amount represents a lump sum payment equal to the actuarial equivalent value of the additional pension benefits to which the executive would have been entitled under any of our defined benefit retirement programs in which the executive participated immediately prior to the change-in-control had the executive accumulated three additional years of age, continuous service for determining benefit accruals (except for individuals who have waived future benefit accruals) and earnings (base salary plus the greater of the executive’s target annual bonus amount or most recently paid annual bonus). As described above, our previous filings under Schedule 14A, including the filing made on February 7, 2012, did not include the value of the supplemental plan benefit described above in determining the amount of this lump sum payment. This amount includes the value of that benefit, as required pursuant to the terms of the Management Continuity Agreements.

(7)	For executives who are entitled to receive severance and other benefits that exceed the individual’s average five-year earnings, the estimated tax gross up is computed by taking the 20% excise tax, grossed up for taxes, on the amount of severance and other benefits in excess of one times each individual’s average five-year W-2 earnings. Although Messrs. Larsen, Carmola and Linnert are entitled to an excise tax gross up, the amount of their payments, based upon a hypothetical December 31, 2011 change-in-control and simultaneous qualifying termination of employment, does not trigger an excise tax obligation.

Potential Payments Upon July 31, 2012 Change-in-Control and Simultaneous Qualifying Termination of Employment

The following table summarizes the cash severance payments and other benefits that each named executive officer would be entitled to receive under the arrangements described above assuming that the proposed transaction with United Technologies Corporation closes on July 31, 2012, and that each named executive officer experienced a simultaneous qualifying termination of employment. The amounts in the following table assume that the value of our stock is $127.50, the amount payable by United Technologies Corporation per share of our common stock in connection with the proposed transaction.

Name	Severance Amount (1)	Performance Units (2)	Benefits / Perquisites Enhancement (3)	Savings Plan Enhancement (4)	Equity Acceleration (5)	Pension Enhancement (6)	Excise Tax and Gross-Up (7)	Total
M. Larsen	$14,060,253	$9,201,253	$3,933	$289,725	$—	$6,703,674	$—	$30,258,838
S. Kuechle	$4,717,610	$2,683,699	$89,007	$103,125	$4,101,935	$4,229,474	$5,223,310	$21,148,160
T. Linnert	$4,639,053	$2,683,699	$36,508	$101,589	$—	$1,816,575	$—	$9,277,424
J. Carmola	$4,909,146	$2,683,699	$86,459	$106,752	$1,912,500	$4,345,801	$4,704,939	$18,749,296
C. Egnotovich	$4,909,146	$2,683,699	$63,738	$106,752	$6,094,122	$2,970,439	$4,467,395	$21,295,291

(1)	This amount represents three times the sum of each executive officer’s (i) 2012 annual base pay and (ii) payments made under the Senior Executive Management Incentive Plan with respect to 2011. It also includes the amount of the interim Senior Executive Management Incentive Plan bonus for each executive, as described above.

(2)	This amount represents the performance unit payment to be made to the executive officer with respect to the 2010-2012 and 2011-2013 performance periods, as determined under the applicable award agreement, upon a change in-control and qualifying termination of employment. The amount of the payment is determined with reference to the payment made to the executive with respect to the 2009-2011 performance period, which was the most recently determinable amount paid to the executive as of July 31, 2012.

(3)

This amount represents (i) continued health and welfare benefits (A) for three years following the termination, in the case of executives under age 55 or over age 55 and not eligible to retire or eligible to retire but not eligible for company-subsidized retiree health and welfare benefits, and (B) for the executive’s lifetime and at the percentage contribution level available to age 65 retirees immediately prior to the change-in-control, in the case of executives at least age 55 and eligible to retire with company-subsidized retiree health and welfare benefits, in each case reduced to the extent comparable perquisites or benefits are available from a new employer, (ii) tax and financial planning for three years following the termination and (iii) annual physical examinations for three years following the termination. For the tax and financial planning and the annual physical examinations, Mr. Larsen does not get these benefits following the change in control, Mr. Linnert and Mr. Carmola get these benefits for two years following change in control, and Mr. Kuechle and Ms. Egnotovich get these benefits for three years following change in control.

(4)	This amount represents a lump sum payment equal to three times the value of any matching and discretionary employer contributions made on behalf of the executive under our Employees’ Savings Plan and Savings Benefit Restoration Plan during the most recently completed plan year as of the date of the change-in-control or as of the date of termination (whichever is greater).

(5)	This amount reflects the aggregate market value of unvested stock options and unvested restricted share units that in each case will fully accelerate as of a change-in-control.

(6)	This amount represents a lump sum payment equal to the actuarial equivalent value of the additional pension benefits to which the executive would have been entitled under any of our defined benefit retirement programs in which the executive participated immediately prior to the change-in-control had the executive accumulated three additional years of age, continuous service for determining benefit accruals (except for individuals who have waived future benefit accruals) and earnings (base salary plus the greater of the executive’s target annual bonus amount or most recently paid annual bonus). As described above, our previous filings under Schedule 14A, including the filing made on February 7, 2012, did not include the value of the supplemental plan benefit described above in determining the amount of this lump sum payment. This amount includes the value of that benefit, as required pursuant to the terms of the Management Continuity Agreements.

(7)	For executives who are entitled to receive severance and other benefits that exceed the individual’s average five-year earnings, the estimated tax gross up is computed by taking the 20% excise tax, grossed up for taxes, on the amount of severance and other benefits in excess of one times each individual’s average five-year W-2 earnings. Although Messrs. Larsen and Linnert are entitled to an excise tax gross up, the amount of their payments, based upon a hypothetical July 31, 2012 change-in-control and simultaneous qualifying termination of employment, does not trigger an excise tax obligation.

Potential Payments Upon Termination or Retirement (Not a Change-in-Control)

As summarized below, under most circumstances upon which a named executive officer leaves employment with the Company, he or she does not receive additional benefits beyond what other employees leaving under the same circumstances would receive. Change-in-control is a circumstance that would trigger additional benefits and payments not generally available to other employees. These additional benefits and payments are described above in a separate change-in-control section. There are certain benefits and payments that may be triggered upon termination or retirement, as described below.

Severance Programs

The Goodrich Corporation severance programs offer severance to eligible employees who terminate employment with the Company for reasons other than resignation (except under the voluntary separation plan), termination for cause, temporary layoff, changes in employment due to the sale of a business unit, transfers within the Company, death, disability or retirement. For eligible employees, the Goodrich Corporation severance program provides for a cash payment not greater than fifty-two weeks of base pay. Severance is paid as a lump sum, usually within fifteen days following the first payroll date after termination of employment if the employee signs an agreement and a release of claims against the Company, which may include a non-compete provision. If a triggering event occurred on December 31, 2011, each named executive officer would have received severance equal to the maximum of fifty-two weeks of salary as listed for 2011 of column (c) of the Summary Compensation Table.

Long-term Incentive Compensation

The Goodrich Corporation 2011 Equity Compensation Plan treats all participants as follows in determining benefits payable upon retirement, death or disability.

Stock Options

If the participant terminates employment by reason of permanent and total disability or death, then all unvested options will vest immediately upon such termination. The vesting of stock options for retirement eligible participants is described earlier under the heading “Stock Options.”

Restricted Stock Units

If the participant terminates employment by reason of permanent and total disability or death, then all unvested units will vest immediately upon such termination. The vesting of units for retirement eligible participants is described earlier under the heading “Restricted Stock Units.”

Performance Units

If the participant terminates employment by reason of early or normal retirement under the Company’s pension plan (or would be eligible for early or normal retirement if a participant in such plan), permanent and total disability, or death, then the amount of the benefit payable will be determined based on actual performance and prorated based on the actual employment period versus the three-year performance period.

Perquisites

Upon termination of employment of a named executive officer who is eligible for early or normal retirement, the executive may receive the perquisites as listed below. Messrs. Larsen, Carmola and Linnert are currently eligible for early or normal retirement. Since Mr. Kuechle and Ms. Egnotovich are not currently eligible for early retirement, perquisites would not have continued had they had a termination of employment, other than due to a change-in-control, on December 31, 2011.

Annual Physical

The Chief Executive Officer and his spouse are entitled to receive an annual physical each year during the five-year period following such termination. Each of the other named executive officers eligible for early or normal retirement, and their spouses, are entitled to receive an annual physical during the 12-month period following such termination.

Financial Counseling/Income Tax Preparation

Each named executive officer eligible for early or normal retirement will be reimbursed for payments related to financial counseling and income tax preparation for 12 months following such termination, with the exception of Mr. Larsen who is entitled to five years of such services following termination. The benefit for Messrs. Linnert and Carmola is up to $16,000, and for Mr. Larsen up to $80,000.

Pension Benefits

The following table sets forth amounts that the named executive officers would receive under non-qualified pension plans upon retirement had the executive officer retired on December 31, 2011.

Name	Annual Non-qualified Pension Benefits Payable Upon Termination ($)(1)	Lump Sum Value of Non-qualified Pension benefits ($)(2)
M. Larsen	1,543,695	20,155,523
S. Kuechle	466,590	6,294,984
T. Linnert	435,909	5,496,132
J. Carmola	328,133	4,892,633
C. Egnotovich	515,699	6,957,545

(1)	Amounts shown for Messrs. Larsen, Carmola and Linnert are payable as of retirement, with delays as applicable under Section 409A of the Code and plan provisions. Amounts for Mr. Kuechle and Ms. Egnotovich are payable at age 62, the earliest age for unreduced early retirement. One-twelfth of the amount shown is payable monthly for the longer of life or five years. Other actuarially equivalent forms of payment are available. Qualified pension plan benefits are not shown, but would also be payable, under the same terms that apply to generally all salaried employees.

(2)	In lieu of the annuity amounts shown in the previous column, all or a portion of the non-qualified pension benefit may be paid as a single lump sum. Amounts shown for Messrs. Larsen, Carmola and Linnert are payable as of retirement, with delays as applicable under Section 409A of the Code and plan provisions. Amounts for Mr. Kuechle and Ms. Egnotovich are payable at age 62, the earliest age for unreduced early retirement, except that the portion of the benefit earned on and after January 1, 2005, the effective date of Section 409A, would be discounted to and paid six months following separation from service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the Company, as of February 23, 2012, no entity beneficially owned more than five percent of the Company’s Common Stock.

On September 21, 2011, Goodrich Corporation, UTC and Charlotte Lucas Corporation, a wholly-owned subsidiary of UTC, entered into an Agreement and Plan of Merger. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger agreement, Goodrich will be acquired by UTC in a cash-for-stock transaction.

HOLDINGS OF COMPANY EQUITY SECURITIES BY DIRECTORS AND

EXECUTIVE OFFICERS

The following table contains information with respect to the number of shares of Common Stock beneficially owned by our directors and executive officers as of January 31, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)	Percent of Class(4)
John J. Carmola	137,796	*
Carolyn Corvi	1,056	*
Diane C. Creel	8,790	*
Harris E. DeLoach, Jr.	28,738	*
Cynthia M. Egnotovich	200,364	*
James W. Griffith	3,423	*
William R. Holland	16,098	*
John P. Jumper	0	*
Scott E. Kuechle	146,286	*
Marshall O. Larsen	538,313	*
Terrence G. Linnert	246,298	*
Lloyd W. Newton	275	*
Alfred M. Rankin, Jr.	10,704	*
Directors and executive officers as a group(17)	1,749,699	1.4%

*	Less than 1%.

(1)	Includes the approximate number of shares of Common Stock credited to the individuals’ accounts in the Company’s Employees’ Savings Plan or similar plans of the Company’s subsidiaries. Includes shares not presently owned by the executive officers but which are subject to stock options exercisable within 60 days as follows: Mr. Carmola, 94,499 shares; Ms. Egnotovich, 129,500 shares; Mr. Kuechle, 112,899 shares; Mr. Larsen, 380,000 shares; Mr. Linnert, 212,000 shares; and all executive officers as a group, 1,252,628 shares.

Includes phantom shares awarded to our Directors under the Outside Director Deferral Plan and the Directors’ Deferred Compensation Plan that are paid out in Common Stock following termination of service as a Director, as follows: Ms. Creel, 8,584 shares; Mr. DeLoach, 27,738 shares; Mr. Griffith, 2,223 shares; Mr. Holland, 5,242 shares; Mr. Rankin, 9,704 shares; and all Directors as a group 53,491 shares.

(2)	Excludes restricted stock units as to which the executive officers have no voting or investment power as follows: Mr. Carmola, 39,750 units; Ms. Egnotovich, 39,750 units; Mr. Kuechle, 24,125 units; Mr. Larsen, 88,000 units; Mr. Linnert, 29,500 units; and all executive officers as a group, 310,625 units.

Excludes phantom shares awarded to our Directors under the Outside Director Phantom Share Plan and the Directors’ Phantom Share Plan that are paid out in cash following termination of service as a Director, as follows: Ms. Corvi, 2,597 shares; Ms. Creel, 25,316 shares; Mr. DeLoach, 19,165 shares; Mr. Griffith, 17,238 shares, Mr. Holland, 22,725 shares; Gen. Jumper, 9,389 shares; Gen. Newton 7,955 shares; Mr. Rankin, 18,306 shares; and all Directors as a group, 122,691 shares.

(3)

Each person has sole voting and investment power with respect to Common Stock beneficially owned by such person, except as described in note (1) above, except that Ms. Corvi has shared voting and investment power with respect to 1,056 shares, Mr. Griffith has shared voting and investment power with respect to 1,200 shares, Mr. Kuechle has shared voting and investment power with respect to

956 shares, Mr. Larsen has shared voting and investment power with respect to 13,900 shares, Mr. Linnert has shared voting and investment power with respect to 14,373 shares and all Directors and executive officers as a group have shared voting and investment power with respect to 31,763 shares.

(4)	Applicable percentage ownership is based on 125,801,407 shares of Common Stock outstanding at January 31, 2012 (excluding 14,000,000 shares held by a wholly owned subsidiary).

Securities Authorized for Issuance under Equity Compensation Plans

We have four compensation plans approved by shareholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The B.F. Goodrich Company Stock Option Plan (effective April 15, 1999) (the 1999 Plan); the Goodrich Corporation 2001 Equity Compensation Plan (the 2001 Plan); the Goodrich Corporation 2011 Equity Compensation Plan (the 2011 Plan); and the Global Employee Stock Purchase Plan (the ESPP).

We have two compensation plans (the Goodrich Corporation Outside Director Deferral Plan and the Goodrich Corporation Directors’ Deferred Compensation Plan) that were not approved by shareholders (excluding plans we assumed in acquisitions) under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services.

The following table summarizes information about our equity compensation plans as of December 31, 2011. All outstanding awards relate to our common stock. The table does not include shares subject to outstanding options granted under equity compensation plans we assumed in acquisitions.

Equity Compensation Plan Information

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans approved by security holders(1)	4,991,474	$60.82	6,202,040
Equity compensation plans not approved by security holders	53,491	—	—

Total	5,044,965	—	—

(1)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes (a) 3,207,196 shares of common stock issuable upon exercise of outstanding options issued pursuant to the 2001 Plan and the 2011 Plan, (b) 41,715 shares of common stock, representing the maximum number of shares of common stock that may be issued pursuant to outstanding long-term incentive plan awards under the 1999 Plan and the 2001 Plan and (c) 1,742,563 shares of common stock issuable upon vesting of outstanding restricted stock unit awards issued pursuant to the 2001 Plan and the 2011 Plan.

The weighted-average exercise price of outstanding options, warrants and rights reflects only the weighted-average exercise price of outstanding stock options under the 2001 Plan and the 2011 Plan.

The number of securities available for future issuance includes (a) 3,931,942 shares of common stock that may be issued pursuant to the 2011 Plan (which includes amounts carried over from the 1999 Plan and the 2001 Plan) and (b) 2,270,098 shares of common stock that may be issued pursuant to the ESPP. No further awards may be made under the 1999 Plan and the 2001 Plan.

There is no limit on the number of shares of common stock that may be issued under the Outside Director Deferral Plan and the Directors’ Deferred Compensation Plan.

Outside Director Phantom Share Plan.    Each non-management Director receives an annual grant of phantom shares under the Outside Director Phantom Share Plan equal in value to $110,000. Phantom shares are paid in cash and are recorded as a liability and are marked to market each period. Dividend equivalents accrue on all phantom shares and are credited to a Director’s account. All phantom shares fully vest on the date of grant. Following termination of service as a Director, the cash value of the phantom shares will be paid to each Director in a single lump sum or in five or ten annual installments. The value of each phantom share is determined on the relevant date as the fair market value of the common stock of the Company on such date.

Outside Director Deferral Plan and Directors’ Deferred Compensation Plan.    Our non-management directors currently receive an annual retainer fee for serving as a director (at the rate of $70,000 per year) and for serving as the Chair of a committee ($7,500 for the Chairs of the Committee on Governance and the Financial Policy Committee, $10,000 for the Chair of the Compensation Committee and $15,000 for the Chair of the Audit Review Committee) plus $1,500 for each Board and Board committee meeting attended.

Pursuant to the Outside Director Deferral Plan, non-management Directors may elect to defer a portion or all of the annual retainer and meeting fees into either a phantom Goodrich share account or a cash account. Amounts deferred into the phantom share account accrue dividend equivalents, and amounts deferred into the cash account accrue interest at the prime rate. The plan provides that amounts deferred into the phantom share account are paid out in shares of common stock, and amounts deferred into the cash account are paid out in cash, in each case following termination of service as a Director, in a single lump sum, five annual installments or ten annual installments.

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

Director Independence

Our Board of Directors has determined that each of our directors other than Mr. Larsen, and each of the members of our Audit Review Committee, Committee on Governance and Compensation Committee, has no material relationship with Goodrich (other than in the individual’s position as a director) and is an “independent director” under the New York Stock Exchange director independence standards and the director independence standards set forth in our Guidelines on Governance (which reflect exactly the New York Stock Exchange standards).

The Board has also determined that each of the members of our Audit Review Committee is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934.

The Board based these determinations primarily on a review of the responses of our directors to questions regarding education, employment and compensation history, affiliations and family and other relationships and on discussions with the directors. In making its independence determinations, the Board considered the transactions described under “Policy on Related Party Transactions” and for the reasons stated therein determined that none of those relationships was material.

Related Party Transactions

In 2006, our Board of Directors adopted a written policy with respect to related party transactions. The policy requires that all transactions between the Company and a related party, which includes all executive officers and directors and their immediate family members, that exceed $120,000 and in which the related party has a direct or indirect material interest, be approved or ratified by the Audit Review Committee or by the disinterested members of our full Board of Directors. The policy also applies to entities: (1) owned or controlled by a director, executive officer or their immediate family members: and (2) of which a director, executive officer or their immediate family member serves as a senior officer or director.

For 2011, the Audit Review Committee considered and ratified transactions between the Company and The Timken Company. Director Griffith is President and Chief Executive Officer of Timken. Timken’s direct sales to the Company during 2011 were approximately $7.5 million, consisting primarily of bearing products that the Company used in various applications.

In reaching its decision, the Audit Review Committee took into consideration the following factors: Director Griffith received no unique personal benefit from such transactions; the transactions were negotiated at arm’s length between the companies with no involvement from Director Griffith; the total amount of sales between the companies is immaterial in comparison to the total revenues of either company; and the amount of such sales is significantly below the levels that would preclude a finding of independence under New York Stock Exchange standards or our Guidelines on Governance.

Item 14. Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firm for 2011 and 2010

The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for 2011 and 2010:

	2011	2010
	(Dollars in millions)
Audit Fees	$6.27	$6.31
Audit-Related Fees	0.44	0.40
Tax Fees	0.03	0.32
All Other Fees	0.10	0.12

Total Fees	$6.84	$7.15

Audit Fees.    Audit fees consist of fees billed by Ernst & Young LLP for professional services rendered for the audit of our financial statements, the review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by them in connection with statutory and regulatory filings or engagements for those years. Audit fees also include the audit of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees.    Audit-related fees consist of fees billed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. Audit-related fees included fees for employee benefit plan audits, acquisition/divestiture assistance, accounting consultation and audits of a joint venture.

Tax Fees.    Tax fees consist of fees billed by Ernst & Young LLP for tax services, including tax advice and tax planning.

All Other Fees.    All other fees consist of fees related to products and services provided by Ernst & Young LLP, other than those reported above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”. For 2011 and 2010, all other fees represents fees billed by Ernst & Young LLP for miscellaneous services.

None of the services represented by the fees set forth in the above table were provided in accordance with the de minimis exception to Audit Review Committee approval that appears in Rule 2-01(c)(7)(i)(C) of Regulation S-X.

Audit Review Committee Pre-Approval Policy

The Audit Review Committee of our Board of Directors must review and pre-approve all audit and non-audit services performed by our independent registered public accounting firm. In conducting such reviews, the Audit Review Committee will determine whether the provision of non-audit services would impair the firm’s independence. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Review Committee specifically provides for a different period.

Requests or applications to provide services that require pre-approval by the Audit Review Committee are submitted by both the independent registered public accounting firm and management and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. Detailed back-up documentation must be provided in connection with each request or application.

The Audit Review Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Review Committee at its next scheduled meeting. The Audit Review Committee does not delegate to management its responsibilities to pre-approve services performed by the independent registered public accounting firm.

The full text of the Audit Review Committee pre-approval policy is available on the corporate governance page of our Internet site at www.goodrich.com/governance.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Consolidated financial statements.

The consolidated financial statements filed as part of this report are listed in Part II, Item 8 in the Index to Consolidated financial statements.

(2)	Consolidated Financial Statement Schedules: Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements.

(3)	Listing of Exhibits: A listing of exhibits is on pages 152 to 156 of this Form 10-K.

(b)	Exhibits. See the Exhibit Index beginning at page 152 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under Exhibit Nos. 10.5 through 10.70.

(c)	Not applicable.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON FEBRUARY 23, 2012.

GOODRICH CORPORATION (Registrant)

By:	/S/ MARSHALL O. LARSEN
Marshall O. Larsen,
Chairman, President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON FEBRUARY 23, 2012 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

/S/ MARSHALL O. LARSEN Marshall O. Larsen Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/S/ JAMES W. GRIFFITH James W. Griffith Director

/S/ SCOTT E. KUECHLE Scott E. Kuechle Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/S/ WILLIAM R. HOLLAND William R. Holland Director

/S/ SCOTT A. COTTRILL Scott A. Cottrill Vice President and Controller (Principal Accounting Officer)	/S/ JOHN P. JUMPER John P. Jumper Director

/S/ CAROLYN CORVI Carolyn Corvi Director	/S/ LLOYD W. NEWTON Lloyd W. Newton Director

/S/ DIANE C. CREEL Diane C. Creel Director	/S/ DOUGLAS E. OLESEN Douglas E. Olesen Director

/S/ HARRIS E. DELOACH, JR Harris E. DeLoach, Jr Director	/S/ ALFRED M. RANKIN, JR. Alfred M. Rankin, Jr. Director

Exhibit Number		Description
2.1	—	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
2.2	—	Agreement and Plan of Merger by and between United Technologies Corporation, Charlotte Lucas Corporation and Goodrich Corporation dated September 21, 2011, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2011, is incorporated herein by reference.
3.1	—	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
3.2	—	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2011, is incorporated herein by reference.
4.1	—	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.
4.2	—	Agreement of Resignation, Appointment and Acceptance effective February 4, 2005 by and among Goodrich Corporation, The Bank of New York and The Bank of New York Trust Company, N.A., filed as Exhibit 4(C) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein. Information relating to the Company’s long-term debt is set forth in Note 11 — ‘Financing Arrangements’ to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4.1, instruments defining the rights of holders of such long-term debt are not filed herewith since no single item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.
10.1	—	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.
10.2	—	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.3	—	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.4	—	Five Year Credit Agreement dated as of May 20, 2011 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed May 23, 2011, is incorporated herein by reference.
10.5	—	Goodrich Corporation Amended and Restated 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2008 proxy statement dated March 12, 2008, is incorporated herein by reference.
10.6	—	Goodrich Corporation 2011 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2011 proxy statement dated as of March 10, 2011, is incorporated herein by reference.

Exhibit Number		Description
10.7	—	Goodrich Corporation Voluntary Separation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2009, is incorporated by reference herein.
10.8	—	Amendment Number 1 to the Goodrich Corporation Voluntary Separation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.9	—	Form of nonqualified stock option award agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.10	—	Form of restricted stock award agreement, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.11	—	Form of restricted stock unit award agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.12	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated by reference herein.
10.13	—	Form of restricted stock unit award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.14	—	Form of performance unit award agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.15	—	Form of stock option award agreement, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.16	—	Form of restricted stock unit award agreement, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.17	—	Form of performance unit award agreement, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.18	—	Form of restricted stock award agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.19	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.20	—	Form of stock option special award agreement, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.21	—	Form of stock option award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.22	—	Form of restricted stock unit award agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.23	—	Form of performance unit award agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.24	—	Form of amendment to performance unit award agreement, filed as Exhibit 10.4 the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.

Exhibit Number		Description
10.25	—	Form of Amendment to Stock Option Award Agreements, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.26	—	Form of Stock Option Award Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.27	—	Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.28	—	Form of Restricted Stock Unit Special Award Agreement, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.29	—	Form of Restricted Stock Unit Special Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2011, is incorporated herein by reference.
10.30	—	Form of Performance Unit Award Agreement, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.31	—	Form of award letter for 2004 stock-based compensation awards to executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-892), is incorporated by reference herein.
10.32	—	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-892), is incorporated herein by reference.
10.33	—	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to the Company’s 2010 Proxy Statement dated March 11, 2010, is incorporated herein by reference.
10.34	—	Amendment Number One to the Goodrich Corporation Senior Executive Management Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is incorporated herein by reference.
10.35	—	Form of Disability Benefit Agreement, filed as Exhibit 10(U) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.36	—	Form of Supplemental Executive Retirement Plan Agreement As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.37	—	Goodrich Corporation Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.38	—	Amendment Number 1 to the Goodrich Corporation Pension Benefit Restoration Plan dated December 8, 2011*.
10.39	—	Goodrich Corporation Pension Benefit Restoration Plan (As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.40	—	Goodrich Corporation Savings Benefit Restoration Plan (As Amended and Restated Generally effective January 1, 2005), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.41	—	Amendment Number 1 to the Godorich Corporation Savings Benefit Restoration Plan dated December 8, 2011.*
10.42	—	Goodrich Corporation Severance Program (amended and restated effective February 21, 2006), filed as Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.43	—	Amendment Number 1 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.

Exhibit Number		Description
10.44	—	Amendment Number 2 to the Goodrich Corporation Severance Program, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.45	—	Amendment Number 3 to the Goodrich Corporation Severance Program, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10.46	—	Amendment Number 4 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.
10.47	—	Amendment Number 5 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.
10.48	—	Amendment Number 6 to the Goodrich Corporation Severance Program, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference.
10.49	—	Amendment Number 7 to the Goodrich Corporation Severance Program, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.50	—	Amendment Number 8 to the Goodrich Corporation Severance Program, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.51	—	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 13, 2007, is incorporated by reference herein.
10.52	—	First Amendment to the Management Continuity Agreement between Goodrich Corporation and Terrance G. Linnert dated as of October 13, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2011, is incorporated by reference herein.
10.53	—	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(AA) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.54	—	Goodrich Corporation Directors’ Phantom Share Plan, as filed as Exhibit 10(II) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.55	—	Amendment Number One to the Directors’ Phantom Share Plan, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.56	—	Goodrich Corporation Directors’ Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-892), is incorporated herein by reference.
10.57	—	Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10(MM) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-892), is incorporated by reference herein.
10.58	—	Amendment Number One to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.59	—	Amendment Number Two to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.

Exhibit Number		Description
10.60	—	Amendment Number Three to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.61	—	Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10(NN) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 1-892), is incorporated herein by reference.
10.62	—	Amendment Number One to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.63	—	Amendment Number Two to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated by reference.
10.64	—	Amendment Number Three to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated by reference.
10.65	—	Amendment Number Four to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.66	—	Amendment Number Five to the Goodrich Corporation Outside Director Phantom Share Plan dated December 8, 2011.*
10.67	—	Compensation Arrangements for the Named Executive Officers.*
10.68	—	Summary of Compensation Arrangements for Non-Management Directors.*
10.69	—	Directors’ Income Retirement Plan, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

10.70	—	Amendment Number One to the Directors’ Income Retirement Plan dated December 8, 2011.*
21	—	Subsidiaries.*
23	—	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.*
31	—	Rule 13a-14(a)/15d-14(a) Certifications.*
32	—	Section 1350 Certifications.*
99.1	—	List of Companies in Survey Data.*
101	—	The following financial information from Goodrich Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended December 31, 2011, 2010 and 2009, (ii) consolidated balance sheets at December 31, 2011 and 2010, (iii) consolidated cash flow statements for the fiscal periods ended December 31, 2011, 2010 and 2009 (iv) the notes to consolidated financial statements.

*	Submitted electronically herewith