Form 10-K/A
period 2011-12-31
GOODRICH CORP
filed 2012-03-08
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Form 10-K) with the U.S. Securities and Exchange Commission (SEC) on February 23, 2012. We are filing this Amendment No. 1 to the Form 10-K (Form 10-K/A) solely for the purpose of restating Item 11 (Executive Compensation), Item 12 (Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Exhibit 10.67 (Compensation Arrangements for the Named Executive Officers) to add one additional executive officer as a “named executive officer” for 2011. Accordingly, the Compensation Discussion and Analysis and related tables and other disclosures in Items 11 and 12 now include our principal executive officer, principal financial officer, and the four most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers as of December 31, 2011.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect any events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K, including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

Part III

Item 11.	Executive Compensation

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

In addition to consideration of the data from the Secondary Peer Group, the Committee and Pearl Meyer & Partners also consider data provided by the Company with respect to survey data published by Towers Watson, Mercer and Aon Hewitt. The Committee evaluates the Secondary Peer Group data as well as survey data trends (with equal weighting on the Secondary Peer Group data and survey data, where such data is available, and collectively referred to as “market data” herein) to develop targets, as discussed herein, for each element of compensation for each position. The companies listed in Exhibit 99.1 to the annual report on Form 10-K are included in the survey data.

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

Mr. Kuechle’s 2011 annual incentive bonus was $855,240. Mr. Linnert’s 2011 annual incentive bonus was $840,240. Mr. Carmola’s 2011 annual incentive bonus was $908,692. Ms. Egnotovich’s 2011 annual incentive bonus was $908,692. Mr. Reusser’s 2011 annual incentive bonus was $866,230. Their 2011 annual incentive bonuses were based substantially (80%) on Goodrich’s 2011 financial performance which is discussed above. In addition, each of the five was recognized as follows:

Mr. Kuechle:

•	played a critical role in negotiations involving the Company’s pending merger with United Technologies Corporation;

•	enhanced the resource allocation process to improve working capital, aircraft program and capital expenditure prioritization;

•	successfully completed two acquisitions on favorable terms that increased revenues by approximately $250 million;

•	maintained full compliance with Sarbanes-Oxley requirements;

•	continued to focus on sustaining Goodrich’s price/earnings premium through effective communication with analysts and shareholders; and

•	focused efforts on driving net income conversion to cash and achieved free cash flow in 2011 in excess of 100% of net income.

Mr. Linnert:

•	played a critical role in negotiations involving the Company’s pending merger with United Technologies Corporation;

•	successfully provided legal support for two strategic acquisitions that increased Goodrich revenue by approximately $250 million;

•	provided appropriate governance support for a joint venture resulting in successful achievement of financial targets;

•	finalized and implemented an enhanced global anti-corruption policy, including training and certification process;

•	continued to drive business conduct and ethics mandates through ongoing education and training of all employees; and

•	maintained full compliance with Sarbanes-Oxley requirements.

Mr. Carmola:

•	delivered significant program wins, including Boeing 737 wheels and brakes, KC-390 primary flight controls and Gulfstream G650 landing gear;

•	substantially improved segment operating income results by 78% over 2010;

•	focused on further developing and refining an enterprise global manufacturing strategy and continued with its execution;

•	continued to improve quality and on-time delivery in 2011 and enhanced segment margins; and

•	successfully completed strategic acquisition to improve existing business operations and products.

Ms. Egnotovich:

•	achieved significant growth in segment revenues, 24%, and earnings, 36%, compared to 2010;

•	focused on further developing and refining an enterprise aftermarket strategy to provide added value to customers;

•	developed and refined a long-term product strategy to secure future growth;

•	successfully completed strategic acquisition to improve and expand existing Interiors operations and products; and

•	continued to focus on global business expansion and leveraging new manufacturing capacity in China, Mexico and India.

Mr. Reusser:

•	focused on developing and executing the growth strategy for the intelligence, surveillance and reconnaissance business;

•	achieved strong growth in segment margins and cash flow conversion;

•	focused on further developing and refining an enterprise aftermarket strategy to provide value to customers;

•	developed an electronic systems segment technology roadmap to expand our commercial and military capabilities; and

•	improved customer relationships at several airlines and original equipment manufacturers through improved quality and delivery.

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

The Committee considers the recommendation of the Chief Executive Officer in determining the level of awards of long-term incentive compensation to executive officers, other than himself. The Chief Executive Officer makes recommendations based on guidelines established by the Committee and his judgment on the individual’s performance. The Committee has established a set of equity grant guidelines based on its review of competitive practices and the market data. The guidelines are based on salary and level within the Company. The Committee targets the equity grant guidelines at the median of the market data. The Committee also considers its own evaluation of the individuals since the members have an opportunity to observe their performance and have available information on the level of past awards and individual stock ownership of the executive officers which may be considered in the final determination of the awards. The Committee ultimately decides the level of long-term compensation granted to each named executive officer, except for Mr. Larsen. In May 2011, the Company provided a special grant of 15,000 restricted stock units to Messrs. Carmola and Reusser and Ms. Egnotovich for retention purposes. These special restricted stock units are scheduled to vest after three years. The Committee makes a recommendation to the Board of Directors for the level of long-term compensation for Mr. Larsen.

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

As the Company pays dividends, dividend equivalents are paid to each participant who holds restricted stock units. For the 2011 annual grants, the Committee continued its practice of using a two-year average price for our Common Stock to determine the number of units granted. This approach effectively manages the size of grants and prevents stock price volatility from significantly impacting shares utilized for management grants. As noted above, the Committee approved of a special grant in May 2011 to Messrs. Carmola and Reusser and Ms. Egnotovich for retention purposes.

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

Name and Principal Position(a)	Year (b)	Salary ($)(c)(1)	Stock Awards ($)(e)(2)	Option Awards ($)(f)(3)	Non-Equity Incentive Plan Compensation ($)(g)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(h)(5)	All Other Compensation ($)(i)(6)	Total ($)(j)
Larsen, Marshall	2011	1,200,000	5,300,400	2,409,750	2,877,280	1,915,632	173,846	13,876,908
Chairman, President and Chief Executive Officer	2010	1,100,000	3,910,960	1,762,050	1,987,036	850,631	217,578	9,828,255
	2009	1,100,000	2,251,200	1,015,350	1,492,812	2,614,630	229,171	8,703,163

Kuechle, Scott	2011	535,000	1,516,405	623,700	855,240	1,311,441	47,933	4,889,719
Executive Vice President,	2010	515,000	1,118,925	456,060	611,586	786,098	40,542	3,528,211
Chief Financial Officer	2009	500,000	603,305	251,420	473,596	853,868	104,719	2,786,908

Linnert, Terrence	2011	526,000	1,516,405	623,700	840,852	774,975	54,642	4,336,574
Executive Vice President,	2010	515,000	1,118,925	456,060	603,346	490,112	49,604	3,233,047
Administration and General Counsel	2009	500,000	816,008	261,090	473,596	551,005	104,179	2,705,878

Carmola, John	2011	535,000	2,843,605	623,700	908,692	1,182,680	60,169	6,153,846
Vice President and Segment President, Actuation and Landing Systems	2010	520,000	1,118,925	456,060	651,699	649,123	39,616	3,435,423
	2009	505,000	643,810	270,760	482,119	730,806	110,293	2,742,788

Egnotovich, Cynthia	2011	535,000	2,843,605	623,700	908,692	1,427,686	44,599	6,383,282
Vice President and Segment President,	2010	520,000	1,118,925	456,060	651,699	642,493	49,110	3,438,287
	2009	505,000	643,810	270,760	482,119	816,352	68,038	2,786,079
Nacelles and Interior Systems

Reusser, Curtis	2011	510,000	2,843,605	623,700	866,230	1,020,916	43,822	5,908,273
Vice President and
Segment President,
Electronic Systems

The table above shows Stock Award and Option Award values based on the full grant date fair value of the Awards made during the respective fiscal year.

(1)	The amounts shown in this column for 2011 include salary that has been deferred into the Company’s savings restoration plan for each of the named executive officers.

(2)	This number consists of (i) the grant date fair value of the restricted stock units awarded during the covered year and (ii) the grant date fair value of the performance units awarded to the executive during the covered year. Assuming maximum payout under the performance units granted in 2011, the amounts reported above for the restricted stock units and performance units awarded for 2011 would be as follows: Mr. Larsen, $7,090,800; Mr. Kuechle, $2,038,605; Mr. Linnert, $2,038,605; Mr. Carmola, $3,365,805; Ms. Egnotovich, $3,365,805; and Mr. Reusser, $3,365,805. See Note 6 to our consolidated financial statements for a discussion of the assumptions made in determining the grant date fair values in this column.

(3)	The grant date fair value of the stock option grants has been developed solely for purposes of comparative disclosure in accordance with the rules and regulations of the SEC and is consistent with the assumptions we used for financial reporting. The grant date fair value of the stock options has been determined by application of the Black-Scholes option-pricing model, based upon the terms of the option grants and our stock price performance history as of the date of the grant. The key assumptions for the 2011 Option Awards were as follows:

2011 Awards
Risk Free Interest Rate	2.2%
Dividend Yield	1.3%
Volatility Factor	35.6%
Wt. Avg. Expected Life	5.6 Years

See Note 6 to our consolidated financial statements for a discussion of the assumptions made in the valuation.

(4)	The amounts shown in this column for 2011 include incentive compensation that has been deferred into the Company’s savings restoration plan for each of the named executive officers.

(5)	The amount shown in Change in Pension Value and Non-qualified Deferred Compensation Earnings consists of the actuarial increase in the present value of accrued pension benefits under the plans shown in the 2011 Pension Benefits table. None of the named executive officers earned above-market earnings in deferred compensation plans.

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

Name	Increase (Decrease) Due to Additional Service ($)	Increase Due to Change in Final Average Earnings ($)	Increase Due to Decrease in Discount Period ($)	Increase Due to Change in Assumptions ($)	Total Change in Value ($)
M. Larsen	(1,570,163)	1,224,058	1,058,666	1,203,071	1,915,632
S. Kuechle	199,425	394,140	217,140	500,736	1,311,441
T. Linnert	(47,288)	213,657	298,903	309,704	774,976
J. Carmola	278,855	258,561	230,903	414,361	1,182,680
C. Egnotovich	254,765	352,494	269,929	550,680	1,427,868
C. Reusser	162,991	355,686	147,218	355,021	1,020,916

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

For 2011, the amounts for the named executive officers included:

	Larsen	Kuechle	Linnert	Carmola	Egnotovich	Reusser
Financial Counseling and Tax Preparation	$18,750	$9,000	$8,600	$21,500	$8,000	$5,500
Annual Physicals	1,365	585	2,254	3,085	0	1,037
Airplane Use	57,156	0	9,925	0	171	0
401(k) Match	7,350	7,350	7,350	7,350	7,350	7,350
SBRP Match	89,225	27,025	26,513	28,234	28,234	25,962
Employee Stock Purchase Plan	0	3,973	0	0	844	3,973

	$173,846	$47,933	$54,642	$60,169	$44,599	$43,822

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

Grants of Plan-Based Awards

Grants of Plan-Based Awards Table

Grant Date (b)	Date Approved	Name(a)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards Number of Shares of Stock or Units (#)(i)(3)	All Other Options Awards Number of Securities Underlying Options (#)(j)(4)	Exercise or Base Price of option Awards ($/ Sh)(k)(5)	Closing Price on the Grant Date ($)	Grant Date Fair Value of Stock and Option Awards ($)(l)

			Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)	Threshold (#)(f)	Target (#)(g)	Maximum (#)(h)
1/3/11	12/05/10	Larsen, M.	0	1,440,000	2,880,000	0	24,000	48,000					2,464,080
1/3/11	12/05/10	Larsen, M.							32,000				2,836,320
1/3/11	12/05/10	Larsen, M.								85,000	88.635	88.99	2,409,750
1/3/11	12/05/10	Kuechle, S.	0	428,000	856,000	0	7,000	14,000					718,690
1/3/11	12/05/10	Kuechle, S.							9,000				797,715
1/3/11	12/05/10	Kuechle, S.								22,000	88.635	88.99	623,700
1/3/11	12/05/10	Linnert, T.	0	420,800	841,600	0	7,000	14,000					718,690
1/3/11	12/05/10	Linnert, T.							9,000				797,715
1/3/11	12/05/10	Linnert, T.								22,000	88.635	88.99	623,700
1/3/11	12/05/10	Carmola, J.	0	454,750	909,500	0	7,000	14,000					718,690
1/3/11	12/05/10	Carmola, J.							9,000				797,715
1/3/11	12/05/10	Carmola, J.								22,000	88.635	88.99	623,700
5/2/11	4/19/11	Carmola, J.							15,000				1,327,200
1/3/11	12/05/10	Egnotovich, C.	0	454,750	909,500	0	7,000	14,000					718,690
1/3/11	12/05/10	Egnotovich, C.							9,000				797,715
1/3/11	12/05/10	Egnotovich, C.								22,000	88.635	88.99	623,700
5/2/11	4/19/11	Egnotovich, C.							15,000				1,327,200
1/3/11	12/05/10	Reusser, C.	0	433,500	867,000	0	7,000	14,000					718,690
1/3/11	12/05/10	Reusser, C.							9,000				797,715
1/3/11	12/05/10	Reusser, C.								22,000	88.635	88.99	623,700
5/2/11	4/19/11	Reusser, C.							15,000				1,327,200

(1)	For estimated future payments under non-equity incentive plan awards, each participant is assigned threshold and maximum award levels. Threshold award level is the level above which an incentive award will be paid. No incentive award is paid for performance at or below threshold level. Maximum award level is the maximum amount of incentive award that may be paid. A participant’s maximum award level is 200% of such participant’s target incentive amount.

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

(2)	The estimated future payouts under equity incentive plan awards relates to the 2011-2013 performance unit awards made in 2011 pursuant to the 2001 Equity Compensation Plan. Payouts on these awards are to be based on the Company’s relative total shareholder return and return on invested capital over the 2011-2013 performance period. At the end of the performance period, each participant will earn a cash payout only if the threshold performance standard is exceeded. The cash payout will range from 0% to 200% of the value of the total performance unit account (including performance units credited through dividends equivalents), based on the level of performance against the financial metrics.

(3)	The shares of stock for the named executive officers represent the value as of the grant date of the restricted stock unit awards. Restricted stock units, generally, once granted, vest at the rate of 50% on the third anniversary, 25% on the fourth anniversary and the balance on the fifth anniversary of the date of grant. The vesting of units for retirement eligible participants is described under the heading “Restricted Stock Units.” Dividends or dividend equivalents are paid on all restricted stock unit awards.

(4)	All options were granted pursuant to our 2001 Equity Compensation Plan with an exercise price equal to 100% of the fair market value (as defined in the plan) on January 3, 2011, the date of the grant, have a 10-year term and vest in equal installments over a three-year period.

(5)	As required by the 2001 Equity Compensation Plan, under which all of our options were awarded, we used the average of the high and low sales price on the grant date to determine the exercise price for the option awards.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Options Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)		Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)

Larsen, M.	10,500	(5)				69.865	1/2/2018
Larsen, M.	70,000	(6)				38.37	1/2/2019
Larsen, M.	28,333	(7)				65.315	1/4/2020
Larsen, M.			35,000	(6)		38.37	1/2/2019
Larsen, M.			56,667	(7)		65.315	1/4/2020
Larsen, M.			85,000	(8)		88.635	1/3/2021
Larsen, M.								6,000	(9)	741,990
Larsen, M.								16,000	(10)	1,978,640
Larsen, M.								32,000	(11)	3,957,280
Larsen, M.								32,000	(13)	3,957,280
Larsen, M.								32,000	(14)	3,957,280
Larsen, M.											24,000	(16)	5,935,920
Larsen, M.											24,000	(17)	5,935,920
Kuechle, S.	10,000	(1)				32.43	1/2/2015
Kuechle, S.	17,500	(2)				40.405	1/3/2016
Kuechle, S.	12,400	(4)				45.87	1/3/2017
Kuechle, S.	25,000	(5)				69.865	1/2/2018
Kuechle, S.	17,333	(6)				38.37	1/2/2019
Kuechle, S.	7,333	(7)				65.315	1/4/2020
Kuechle, S.			8,667	(6)		38.37	1/2/2019
Kuechle, S.			14,667	(7)		65.315	1/4/2020
Kuechle, S.			22,000	(8)		88.635	1/3/2021
Kuechle, S.								1,400	(9)	173,131
Kuechle, S.								3,750	(10)	463,744
Kuechle, S.								8,500	(11)	1,051,153
Kuechle, S.								9,000	(13)	1,112,985
Kuechle, S.								9,000	(14)	1,112,985
Kuechle, S.											7,000	(16)	1,731,310
Kuechle, S.											7,000	(17)	1,731,310
Linnert, T.	25,000	(1)				32.43	1/2/2015
Linnert, T.	23,000	(2)				40.405	1/3/2016
Linnert, T.	50,000	(3)				45.87	1/3/2014
Linnert, T.	16,500	(4)				45.87	1/3/2017
Linnert, T.	26,500	(5)				69.865	1/2/2018
Linnert, T.	18,000	(6)				38.37	1/2/2019
Linnert, T.	7,333	(7)				65.315	1/4/2020
Linnert, T.			9,000	(6)		38.37	1/2/2019
Linnert, T.			14,667	(7)		65.315	1/4/2020
Linnert, T.			22,000	(8)		88.635	1/3/2021

	Option Awards							Stock Awards
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Options Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)		Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)

Linnert, T.								1,775	(9)	219,505
Linnert, T.								4,250	(10)	525,576
Linnert, T.								8,750	(11)	1,082,069
Linnert, T.								5,000	(12)	618,325
Linnert, T.								9,000	(13)	1,112,985
Linnert, T.								9,000	(14)	1,112,985
Linnert, T.											7,000	(16)	1,731,310
Linnert, T.											7,000	(17)	1,731,310
Carmola, J.	16,500	(4)				45.87	1/3/2017
Carmola, J.	28,000	(5)				69.865	1/2/2018
Carmola, J.	18,666	(6)				38.37	1/2/2019
Carmola, J.	7,333	(7)				65.315	1/4/2020
Carmola, J.			9,334	(6)		38.37	1/2/2019
Carmola, J.			14,667	(7)		65.315	1/4/2020
Carmola, J.			22,000	(8)		88.635	1/3/2021
Carmola, J.								1,775	(9)	219,505
Carmola, J.								4,500	(10)	556,493
Carmola, J.								9,000	(11)	1,112,985
Carmola, J.								9,000	(13)	1,112,985
Carmola, J.								9,000	(14)	1,112,985
Carmola, J.								15,000	(15)	1,854,975
Carmola, J.											7,000	(16)	1,731,310
Carmola, J.											7,000	(17)	1,731,310
Egnotovich, C.	35,000	(3)				45.87	1/3/2014
Egnotovich, C.	16,500	(4)				45.87	1/3/2017
Egnotovich, C.	28,000	(5)				69.865	1/2/2018
Egnotovich, C.	18,666	(6)				38.37	1/2/2019
Egnotovich, C.	7,333	(7)				65.315	1/2/2020
Egnotovich, C.			9,334	(6)		38.37	1/2/2019
Egnotovich, C.			14,667	(7)		65.315	1/4/2020
Egnotovich, C.			22,000	(8)		88.635	1/3/2021
Egnotovich, C.								1,775	(9)	219,505
Egnotovich, C.								4,500	(10)	556,493
Egnotovich, C.								9,000	(11)	1,112,985
Egnotovich, C.								9,000	(13)	1,112,985
Egnotovich, C.								9,000	(14)	1,112,985
Egnotovich, C.								15,000	(15)	1,854,975
Egnotovich, C.											7,000	(16)	1,731,310
Egnotovich, C.											7,000	(17)	1,731,310

	Option Awards							Stock Awards
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Options Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)		Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)

Reusser, C.	20,200	(18)				18.76	1/2/2013
Reusser, C.	10,500	(19)				30.53	2/16/2014
Reusser, C.	14,000	(1)				32.43	1/2/2015
Reusser, C.	14,000	(2)				40.405	1/3/2016
Reusser, C.	30,000	(3)				45.87	1/3/2014
Reusser, C.	10,600	(4)				45.87	1/3/2017
Reusser, C.	22,000	(5)				69.865	1/2/2018
Reusser, C.	25,000	(6)				38.37	1/2/2019
Reusser, C.	7,333	(7)				65.315	1/4/2020
Reusser, C.			8,334	(6)		38.37	1/2/2019
Reusser, C.			14,667	(7)		65.315	1/4/2020
Reusser, C.			22,000	(8)		88.635	1/3/2021
Reusser, C.								1,275	(9)	157,673
Reusser, C.								3,500	(10)	432,828
Reusser, C.								8,000	(11)	989,320
Reusser, C.								5,000	(12)	618,325
Reusser, C.								9,000	(13)	1,112,985
Reusser, C.								9,000	(14)	1,112,985
Reusser, C.								15,000	(15)	1,854,975
Reusser, C.											7,000	(16)	1,731,310
Reusser, C.											7,000	(17)	1,731,310

(1)	The vesting date for the 1/3/05 grant is 1/3/06, 1/3/07, 1/3/08.

(2)	The vesting date for the 1/3/06 grant is 1/3/07, 1/3/08, 1/3/09.

(3)	The vesting date for the special grant on 1/3/07 was 9/18/07.

(4)	The vesting date for the 1/3/07 grant is 1/3/08, 1/3/09, 1/3/10.

(5)	The vesting date for the 1/2/08 grant is 1/2/09, 1/2/10, 1/2/11.

(6)	The vesting date for the 1/2/09 grant is 1/2/10, 1/2/11, 1/2/12.

(7)	The vesting date for the 1/4/10 grant is 1/4/11, 1/4/12, 1/4/13.

(8)	The vesting date for the 1/4/11 grant is 1/4/12, 1/4/13, 1/4/14.

(9)	The vesting date for the 1/3/07 grant is 1/3/10, 1/3/11, 1/3/12.

(10)	The vesting date for the 1/2/08 grant is 1/2/11, 1/2/12, 1/2/13.

(11)	The vesting date for the 1/2/09 grant is 1/2/12, 1/2/13, 1/2/14.

(12)	The vesting date for the 2/17/09 grant is 2/17/14.

(13)	The vesting date for the 1/4/10 grant is 1/2/13, 1/2/14, 1/2/15.

(14)	The vesting date for the 1/3/11 grant is 1/2/14, 1/2/15, 1/2/16.

(15)	The vesting date for the 5/2/11 grant is 5/2/14.

(16)	The vesting date for the 1/3/10 grant is 12/31/12.

(17)	The vesting date for the 1/3/11 grant is 12/31/13.

(18)	The vesting date for the 1/2/03 grant is 1/2/04, 1/2/05, 1/2/06.

(19)	The vesting date for the 2/17/04 grant is 2/17/05, 2/17/06, 2/17/07.

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

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name(a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)(1)	Number of Shares Acquired on Vesting (#)(d)(2)	Value Realized on Vesting ($)(e)(3)
M. Larsen	0	0	32,000	2,836,480
S. Kuechle	25,000	1,050,375	7,100	629,344
T. Linnert	0	0	9,000	797,760
J. Carmola	11,500	606,855	9,000	797,760
C. Egnotovich	0	0	8,900	788,896
C. Reusser	21,368	1,640,202	6,400	567,296

(1)	This amount represents the number of shares of our Common Stock acquired upon exercise, multiplied by the difference between the fair market value of our Common Stock on the date of exercise, less the applicable exercise price of the option.

(2)	For Messrs. Larsen, Carmola and Linnert, this amount represents the number of restricted stock units that became vested in 2011 in accordance with the retirement eligibility vesting provisions described above under “Restricted Stock Units.”

(3)	This amount represents the number of restricted stock units that vested in 2011 multiplied by the fair market value of our Common Stock on the vesting date.

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

	2011 Pension Benefits
Name(a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d)	Payments During Last Fiscal Year (e)
M. Larsen	Employees’ Pension Plan	34.46	$1,506,928	—
	Pension Benefit Restoration Plan	34.46	$19,102,070	—
	Supplemental Executive Retirement Plan	0.54	$324,099	—
S. Kuechle	Employees’ Pension Plan	28.42	$776,086	—
	Pension Benefit Restoration Plan	28.42	$2,915,787	—
	Supplemental Executive Retirement Plan	6.39	$855,610	—
T. Linnert	Employees’ Pension Plan	14.16	$599,023	—
	Pension Benefit Restoration Plan	14.16	$2,309,497	—
	Supplemental Executive Retirement Plan	14.16	$2,971,752	—
J. Carmola	Employees’ Pension Plan	15.65	$526,836	—
	Pension Benefit Restoration Plan	15.65	$2,137,648	—
	Supplemental Executive Retirement Plan	11.75	$2,053,149	—
C. Egnotovich	Employees’ Pension Plan	25.08	$805,783	—
	Pension Benefit Restoration Plan	25.08	$3,192,584	—
	Supplemental Executive Retirement Plan	9.71	$1,582,894	—
C. Reusser	Employees’ Pension Plan	23.88	$624,777	—
	Pension Benefit Restoration Plan	23.88	$2,016,324	—
	Supplemental Executive Retirement Plan	4.00	$457,581	—

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

2011 Non-qualified Deferred Compensation

Name(a)	Executive Contributions in Last Fiscal Year ($)(b)	Company Contributions in Last Fiscal Year ($)(c)	Aggregate Earnings (Losses) in Last Fiscal Year ($)(d)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)(e)	Aggregate Balance at 12/31/11 ($)(f)
M. Larsen	299,222	89,225	(3,631)	—	3,827,801
S. Kuechle	175,817	27,025	(46,596)	—	1,066,147
T. Linnert	143,102	26,513	(98,461)	—	2,118,455
J. Carmola	87,252	28,234	17,048	—	1,570,636
C. Egnotovich	112,153	28,234	6,967	—	905,132
C. Reusser	76,894	25,962	8,390	—	798,172

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

Name	Severance Amount (1)	Performance Units (2)	Benefits / Perquisites Enhancement (3)	Savings Plan Enhancement (4)	Equity Acceleration (5)	Pension Enhancement (6)	Excise Tax and Gross-Up (7)	Total
M. Larsen	$9,561,108	$8,753,367	$6,992	$289,725	$—	$981,039	$—	$19,592,231
S. Kuechle	$3,439,758	$2,553,066	$88,920	$103,125	$6,282,251	$2,239,581	$3,910,071	$18,616,772
T. Linnert	$3,388,038	$2,553,066	$36,508	$101,589	$—	$619,200	$—	$6,698,401
J. Carmola	$3,560,097	$2,553,066	$77,826	$106,752	$1,855,500	$2,428,484	$—	$10,581,725
C. Egnotovich	$3,560,097	$2,553,066	$63,673	$106,752	$8,395,821	$2,212,503	$3,647,816	$20,539,728
C. Reusser	$3,334,704	$2,553,066	$90,469	$99,936	$8,619,771	$2,279,415	$4,387,309	$21,364,670

(1)	This amount represents three times the sum of each executive officer’s (i) 2011 annual base pay and (ii) payments made under the Senior Executive Management Incentive Plan with respect to 2010, which was the most recently determinable annual bonus paid to the executive as of December 31, 2011. This amount does not include an interim Senior Executive Management Incentive Plan payment, since the termination and change-in-control occur on the last day of the calender year.

(2)	This amount represents the performance unit payment to be made to the executive officer with respect to the 2010-2012 and 2011-2013 performance periods, as determined under the applicable award agreement, upon a change-in-control and qualifying termination of employment. The amount of the payment is determined with reference to the payment made to the executive with respect to the 2008-2010 performance period, which was the most recently determinable amount paid to the executive as of December 31, 2011.

(3)	This amount represents (i) continued health and welfare benefits (A) for three years following the termination, in the case of executives under age 55 or over age 55 and not eligible to retire or eligible to retire but not eligible for company-subsidized retiree health and welfare benefits, and (B) for the executive’s lifetime and at the percentage contribution level available to age 65 retirees immediately prior to the change-in-control, in the case of executives at least age 55 and eligible to retire with company-subsidized retiree health and welfare benefits, in each case reduced to the extent comparable perquisites or benefits are available from a new employer, (ii) tax and financial planning for up to three years following the termination and (iii) annual physical examinations for up to three years following the termination. For the tax and financial planning and the annual physical examinations, Mr. Larsen does not get these benefits following the change in control, Mr. Linnert and Mr. Carmola get these benefits for two years following change in control, and Mr. Kuechle, Ms. Egnotovich and Mr. Reusser get these benefits for three years following change in control.

(4)	This amount represents a lump sum payment equal to three times the value of any matching and discretionary employer contributions made on behalf of the executive under our Employees’ Savings Plan and Savings Benefit Restoration Plan during the most recently completed plan year as of the date of the change-in-control or as of the date of termination (whichever is greater).

(5)	This amount reflects the aggregate market value of unvested stock options and unvested restricted share units that in each case will fully accelerate as of a change-in-control.

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

Name	Severance Amount (1)	Performance Units (2)	Benefits / Perquisites Enhancement (3)	Savings Plan Enhancement (4)	Equity Acceleration (5)	Pension Enhancement (6)	Excise Tax and Gross-Up (7)	Total
M. Larsen	$14,060,253	$9,201,253	$3,933	$289,725	$—	$6,703,674	$—	$30,258,838
S. Kuechle	$4,717,610	$2,683,699	$89,007	$103,125	$4,101,935	$4,229,474	$5,223,310	$21,148,160
T. Linnert	$4,639,053	$2,683,699	$36,508	$101,589	$—	$1,816,575	$—	$9,277,424
J. Carmola	$4,909,146	$2,683,699	$86,459	$106,752	$1,912,500	$4,345,801	$4,704,939	$18,749,296
C. Egnotovich	$4,909,146	$2,683,699	$63,738	$106,752	$6,094,122	$2,970,439	$4,467,395	$21,295,291
C. Reusser	$4,756,991	$2,683,699	$90,600	$99,936	$6,604,223	$5,380,896	$6,276,381	$25,892,726

(1)	This amount represents three times the sum of each executive officer’s (i) 2012 annual base pay and (ii) payments made under the Senior Executive Management Incentive Plan with respect to 2011. It also includes the amount of the interim Senior Executive Management Incentive Plan bonus for each executive, as described above.

(2)	This amount represents the performance unit payment to be made to the executive officer with respect to the 2010-2012 and 2011-2013 performance periods, as determined under the applicable award agreement, upon a change in-control and qualifying termination of employment. The amount of the payment is determined with reference to the payment made to the executive with respect to the 2009-2011 performance period, which was the most recently determinable amount paid to the executive as of July 31, 2012.

(3)

This amount represents (i) continued health and welfare benefits (A) for three years following the termination, in the case of executives under age 55 or over age 55 and not eligible to retire or eligible to retire but not eligible for company-subsidized retiree health and welfare benefits, and (B) for the executive’s lifetime and at the percentage contribution level available to age 65 retirees immediately prior to the change-in-control, in the case of executives at least age 55 and eligible to retire with company-subsidized retiree health and welfare benefits, in each case reduced to the extent comparable perquisites or benefits are available from a new employer, (ii) tax and financial planning for three years following the termination and (iii) annual physical examinations for three years following the termination. For the tax and financial planning and the annual physical examinations, Mr. Larsen does not get these benefits following the change in control, Mr. Linnert and Mr. Carmola get these benefits for two years following change in control, and Mr. Kuechle, Ms. Egnotovich and Mr. Reusser get these benefits for three years following change in control.

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

Perquisites

Upon termination of employment of a named executive officer who is eligible for early or normal retirement, the executive may receive the perquisites as listed below. Messrs. Larsen, Carmola and Linnert are currently eligible for early or normal retirement. Since Messrs. Kuechle and Reusser and Ms. Egnotovich are not currently eligible for early retirement, perquisites would not have continued had they had a termination of employment, other than due to a change-in-control, on December 31, 2011.

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

Name	Annual Non-qualified Pension Benefits Payable Upon Termination ($)(1)	Lump Sum Value of Non-qualified Pension benefits ($)(2)
M. Larsen	1,543,695	20,155,523
S. Kuechle	466,590	6,294,984
T. Linnert	435,909	5,496,132
J. Carmola	328,133	4,892,633
C. Egnotovich	515,699	6,957,545
C. Reusser	318,843	4,301,667

(1)	Amounts shown for Messrs. Larsen, Carmola and Linnert are payable as of retirement, with delays as applicable under Section 409A of the Code and plan provisions. Amounts for Messrs. Kuechle and Reusser and Ms. Egnotovich are payable at age 62, the earliest age for unreduced early retirement. One-twelfth of the amount shown is payable monthly for the longer of life or five years. Other actuarially equivalent forms of payment are available. Qualified pension plan benefits are not shown, but would also be payable, under the same terms that apply to generally all salaried employees.

(2)	In lieu of the annuity amounts shown in the previous column, all or a portion of the non-qualified pension benefit may be paid as a single lump sum. Amounts shown for Messrs. Larsen, Carmola and Linnert are payable as of retirement, with delays as applicable under Section 409A of the Code and plan provisions. Amounts for Messrs. Kuechle and Reusser and Ms. Egnotovich are payable at age 62, the earliest age for unreduced early retirement, except that the portion of the benefit earned on and after January 1, 2005, the effective date of Section 409A, would be discounted to and paid six months following separation from service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the Company, as of February 23, 2012, no entity beneficially owned more than five percent of the Company’s Common Stock.

On September 21, 2011, Goodrich Corporation, UTC and Charlotte Lucas Corporation, a wholly-owned subsidiary of UTC, entered into an Agreement and Plan of Merger. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger agreement, Goodrich will be acquired by UTXC in a cash-for-stock transaction.

HOLDINGS OF COMPANY EQUITY SECURITIES BY DIRECTORS AND

EXECUTIVE OFFICERS

The following table contains information with respect to the number of shares of Common Stock beneficially owned by our directors and executive officers as of January 31, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)	Percent of Class(4)
John J. Carmola	137,796	*
Carolyn Corvi	1,056	*
Diane C. Creel	8,790	*
Harris E. DeLoach, Jr.	28,738	*
Cynthia M. Egnotovich	200,364	*
James W. Griffith	3,423	*
William R. Holland	16,098	*
John P. Jumper	0	*
Scott E. Kuechle	146,286	*
Marshall O. Larsen	538,313	*
Terrence G. Linnert	246,298	*
Lloyd W. Newton	275	*
Alfred M. Rankin, Jr.	10,704	*
Curtis C. Reusser	208,449	*
Directors and executive officers as a group(17)	1,749,699	1.4%

*	Less than 1%.

(1)	Includes the approximate number of shares of Common Stock credited to the individuals’ accounts in the Company’s Employees’ Savings Plan or similar plans of the Company’s subsidiaries. Includes shares not presently owned by the executive officers but which are subject to stock options exercisable within 60 days as follows: Mr. Carmola, 94,499 shares; Ms. Egnotovich, 129,500 shares; Mr. Kuechle, 112,899 shares; Mr. Larsen, 380,000 shares; Mr. Linnert, 212,000 shares; Mr. Reusser, 168,299; and all executive officers as a group, 1,252,628 shares.

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

(2)	Excludes restricted stock units as to which the executive officers have no voting or investment power as follows: Mr. Carmola, 39,750 units; Ms. Egnotovich, 39,750 units; Mr. Kuechle, 24,125 units; Mr. Larsen, 88,000 units; Mr. Linnert, 29,500 units; Mr. Reusser, 43,750 and all executive officers as a group, 310,625 units.

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

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 8, 2012.

GOODRICH CORPORATION (Registrant)

By:	/S/ SCOTT E. KUECHLE
Scott E. Kuechle,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Number		Description
2.1	—	Distribution Agreement dated as of May 31, 2002 by and among Goodrich Corporation, EnPro Industries, Inc. and Coltec Industries Inc., filed as Exhibit 2(A) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
2.2	—	Agreement and Plan of Merger by and between United Technologies Corporation, Charlotte Lucas Corporation and Goodrich Corporation dated September 21, 2011, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2011, is incorporated herein by reference.
3.1	—	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
3.2	—	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2011, is incorporated herein by reference.
4.1	—	Indenture dated as of May 1, 1991 between Goodrich Corporation and The Bank of New York, as successor to Harris Trust and Savings Bank, as Trustee, filed as Exhibit 4 to Goodrich Corporation’s Registration Statement on Form S-3 (File No. 33-40127), is incorporated herein by reference.
4.2	—	Agreement of Resignation, Appointment and Acceptance effective February 4, 2005 by and among Goodrich Corporation, The Bank of New York and The Bank of New York Trust Company, N.A., filed as Exhibit 4(C) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein. Information relating to the Company’s long-term debt is set forth in Note 11 — ‘Financing Arrangements’ to the Company’s financial statements, which are filed as part of this Annual Report on Form 10-K. Except for Exhibit 4.1, instruments defining the rights of holders of such long-term debt are not filed herewith since no single item exceeds 10% of consolidated assets. Copies of such instruments will be furnished to the Commission upon request.
10.1	—	Amended and Restated Assumption of Liabilities and Indemnification Agreement between the Company and The Geon Company, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No. 33-70998) of The Geon Company, is incorporated herein by reference.
10.2	—	Tax Matters Arrangements dated as of May 31, 2002 between Goodrich Corporation and EnPro Industries, Inc., filed as Exhibit 10(LL) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.3	—	Indemnification Agreement dated as of May 31, 2002 among Goodrich Corporation, EnPro Industries, Inc., Coltec Industries Inc and Coltec Capital Trust, filed as Exhibit 10(OO) to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-892), is incorporated herein by reference.
10.4	—	Five Year Credit Agreement dated as of May 20, 2011 among Goodrich Corporation, the lenders parties thereto and Citibank, N.A., as agent for such lenders, filed as Exhibit 10.1 to Goodrich Corporation’s Current Report on Form 8-K filed May 23, 2011, is incorporated herein by reference.
10.5	—	Goodrich Corporation Amended and Restated 2001 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2008 proxy statement dated March 12, 2008, is incorporated herein by reference.
10.6	—	Goodrich Corporation 2011 Equity Compensation Plan, filed as Appendix B to Goodrich Corporation’s 2011 proxy statement dated as of March 10, 2011, is incorporated herein by reference.

Exhibit Number		Description
10.7	—	Goodrich Corporation Voluntary Separation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2009, is incorporated by reference herein.
10.8	—	Amendment Number 1 to the Goodrich Corporation Voluntary Separation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.9	—	Form of nonqualified stock option award agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.10	—	Form of restricted stock award agreement, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.11	—	Form of restricted stock unit award agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.12	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated by reference herein.
10.13	—	Form of restricted stock unit award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.14	—	Form of performance unit award agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.15	—	Form of stock option award agreement, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.16	—	Form of restricted stock unit award agreement, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.17	—	Form of performance unit award agreement, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.18	—	Form of restricted stock award agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.19	—	Form of restricted stock unit special award agreement, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.20	—	Form of stock option special award agreement, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.21	—	Form of stock option award agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.22	—	Form of restricted stock unit award agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.23	—	Form of performance unit award agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.
10.24	—	Form of amendment to performance unit award agreement, filed as Exhibit 10.4 the Company’s Current Report on Form 8-K filed on December 13, 2007, is incorporated herein by reference.

Exhibit Number		Description
10.25	—	Form of Amendment to Stock Option Award Agreements, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.26	—	Form of Stock Option Award Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.27	—	Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.28	—	Form of Restricted Stock Unit Special Award Agreement, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.29	—	Form of Restricted Stock Unit Special Award Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2011, is incorporated herein by reference.
10.30	—	Form of Performance Unit Award Agreement, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 10, 2009, is incorporated herein by reference.
10.31	—	Form of award letter for 2004 stock-based compensation awards to executive officers, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-892), is incorporated by reference herein.
10.32	—	Performance Share Deferred Compensation Plan Summary Plan Description, filed as Exhibit 10(LL) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-892), is incorporated herein by reference.
10.33	—	Goodrich Corporation Senior Executive Management Incentive Plan, filed as Appendix C to the Company’s 2010 Proxy Statement dated March 11, 2010, is incorporated herein by reference.
10.34	—	Amendment Number One to the Goodrich Corporation Senior Executive Management Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is incorporated herein by reference.
10.35	—	Form of Disability Benefit Agreement, filed as Exhibit 10(U) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.36	—	Form of Supplemental Executive Retirement Plan Agreement As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.37	—	Goodrich Corporation Benefit Restoration Plan (amended and restated effective January 1, 2002), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-892), is incorporated herein by reference.
10.38	—	Amendment Number 1 to the Goodrich Corporation Pension Benefit Restoration Plan dated December 8, 2011.
10.39	—	Goodrich Corporation Pension Benefit Restoration Plan (As Amended and Restated Generally Effective January 1, 2005), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.40	—	Goodrich Corporation Savings Benefit Restoration Plan (As Amended and Restated Generally effective January 1, 2005), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.41	—	Amendment Number 1 to the Goodrich Corporation Savings Benefit Restoration Plan dated December 8, 2011.
10.42	—	Goodrich Corporation Severance Program (amended and restated effective February 21, 2006), filed as Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.43	—	Amendment Number 1 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference.

Exhibit Number		Description
10.44	—	Amendment Number 2 to the Goodrich Corporation Severance Program, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.45	—	Amendment Number 3 to the Goodrich Corporation Severance Program, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10.46	—	Amendment Number 4 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.
10.47	—	Amendment Number 5 to the Goodrich Corporation Severance Program, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.
10.48	—	Amendment Number 6 to the Goodrich Corporation Severance Program, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 12, 2008, is incorporated herein by reference.
10.49	—	Amendment Number 7 to the Goodrich Corporation Severance Program, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.50	—	Amendment Number 8 to the Goodrich Corporation Severance Program, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10.51	—	Form of Management Continuity Agreement entered into by Goodrich Corporation and certain of its employees, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 13, 2007, is incorporated by reference herein.
10.52	—	First Amendment to the Management Continuity Agreement between Goodrich Corporation and Terrance G. Linnert dated as of October 13, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2011, is incorporated by reference herein.
10.53	—	Form of Director and Officer Indemnification Agreement between Goodrich Corporation and certain of its directors, officers and employees, filed as Exhibit 10(AA) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.54	—	Goodrich Corporation Directors’ Phantom Share Plan, as filed as Exhibit 10(II) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-892), is incorporated by reference herein.
10.55	—	Amendment Number One to the Directors’ Phantom Share Plan, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.56	—	Goodrich Corporation Directors’ Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-892), is incorporated herein by reference.
10.57	—	Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10(MM) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-892), is incorporated by reference herein.
10.58	—	Amendment Number One to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.59	—	Amendment Number Two to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.

Exhibit Number		Description
10.60	—	Amendment Number Three to the Goodrich Corporation Outside Director Deferral Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.61	—	Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10(NN) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 1-892), is incorporated herein by reference.
10.62	—	Amendment Number One to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
10.63	—	Amendment Number Two to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is incorporated by reference.
10.64	—	Amendment Number Three to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated by reference.
10.65	—	Amendment Number Four to the Goodrich Corporation Outside Director Phantom Share Plan, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 12, 2008, is incorporated herein by reference.
10.66	—	Amendment Number Five to the Goodrich Corporation Outside Director Phantom Share Plan dated December 8, 2011.
10.67	—	Compensation Arrangements for the Named Executive Officers.*
10.68	—	Summary of Compensation Arrangements for Non-Management Directors.
10.69	—	Directors’ Income Retirement Plan, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

10.70	—	Amendment Number One to the Directors’ Income Retirement Plan dated December 8, 2011.
21	—	Subsidiaries.
23	—	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.
31	—	Certifications.*
32	—	Section 1350 Certifications.
99.1	—	List of Companies in Survey Data.
101	—	The following financial information from Goodrich Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended December 31, 2011, 2010 and 2009, (ii) consolidated balance sheets at December 31, 2011 and 2010, (iii) consolidated cash flow statements for the fiscal periods ended December 31, 2011, 2010 and 2009 (iv) the notes to consolidated financial statements.

*	Submitted electronically herewith