Form 10-Q
period 2012-03-31
GOODRICH CORP
filed 2012-04-26
CIK 42542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

At March 31, 2012, there were 125,919,381 shares of common stock outstanding (excluding 14,000,000 shares held by wholly owned subsidiary). There is only one class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of Goodrich Corporation

We have reviewed the condensed consolidated balance sheet of Goodrich Corporation as of March 31, 2012, and the related condensed consolidated statements of comprehensive income for the three-month period ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three-month period ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Goodrich Corporation as of December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated February 23, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Charlotte, North Carolina

April 26, 2012

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions, except per share amounts)
Sales	$2,152.6	$1,895.9
Operating costs and expenses:
Cost of sales	1,510.5	1,310.5
Selling and administrative costs	318.4	285.1

	1,828.9	1,595.6

Operating Income	323.7	300.3
Interest expense	(34.8)	(34.6)
Interest income	0.2	0.3
Other income (expense) — net	(9.6)	(5.8)

Income from continuing operations before income taxes	279.5	260.2
Income tax expense	(89.6)	(63.6)

Income From Continuing Operations	189.9	196.6
Income (loss) from discontinued operations — net of income taxes	(0.1)	—

Consolidated Net Income	189.8	196.6
Net income attributable to noncontrolling interests	(1.6)	(1.8)

Net Income Attributable to Goodrich	$188.2	$194.8

Amounts attributable to Goodrich:
Income from continuing operations	$188.3	$194.8
Income (loss) from discontinued operations — net of income taxes	(0.1)	—

Net Income Attributable to Goodrich	$188.2	$194.8

Earnings per common share attributable to Goodrich:
Basic Earnings Per Share
Continuing operations	$1.48	$1.53
Discontinued operations	—	—

Net Income Attributable to Goodrich	$1.48	$1.53

Diluted Earnings Per Share
Continuing operations	$1.46	$1.52
Discontinued operations	—	—

Net Income Attributable to Goodrich	$1.46	$1.52

Dividends Declared Per Common Share	$0.29	$0.29

Comprehensive Income Attributable to Goodrich	$303.5	$312.2

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2012	December 31, 2011
	(Dollars in millions, except share amounts)
Current Assets
Cash and cash equivalents	$704.1	$987.0
Accounts and notes receivable, less allowances for doubtful receivables ($23.4 at March 31, 2012 and $19.3 at December 31, 2011)	1,528.4	1,343.2
Inventories — net	3,061.6	2,876.6
Deferred income taxes	215.5	197.8
Prepaid expenses and other assets	76.2	60.0

Total Current Assets	5,585.8	5,464.6

Property, plant and equipment, less accumulated depreciation ($1,992.8 at March 31, 2012 and $1,940.9 at December 31, 2011)	1,667.0	1,633.2
Goodwill	2,007.1	1,991.0
Identifiable intangible assets — net	919.1	917.2
Deferred income taxes	36.5	36.4
Other assets	708.4	671.3

Total Assets	$10,923.9	$10,713.7

Current Liabilities
Short-term debt	$6.9	$25.0
Accounts payable	869.3	768.8
Accrued expenses	1,116.6	1,211.1
Income taxes payable	77.1	45.8
Deferred income taxes	23.9	23.3
Current maturities of long-term debt and capital lease obligations	14.2	1.6

Total Current Liabilities	2,108.0	2,075.6

Long-term debt and capital lease obligations	2,362.3	2,374.4
Pension obligations	777.9	904.3
Postretirement benefits other than pensions	282.9	286.2
Long-term income taxes payable	174.0	174.0
Deferred income taxes	600.6	560.5
Other non-current liabilities	586.6	600.2
Shareholders’ Equity
Common stock — $5 par value
Authorized 200,000,000 shares; issued 150,503,327 shares at March 31, 2012 and 149,713,719 shares at December 31, 2011 (excluding 14,000,000 shares held by a wholly owned subsidiary)	752.5	748.6
Additional paid-in capital	1,912.4	1,870.7
Income retained in the business	3,341.5	3,190.3
Accumulated other comprehensive income (loss)	(895.9)	(1,011.2)
Common stock held in treasury, at cost (24,583,946 shares at March 31, 2012 and 24,422,527 shares at December 31, 2011)	(1,118.2)	(1,098.3)

Total Shareholders’ Equity	3,992.3	3,700.1
Noncontrolling interests	39.3	38.4

Total Equity	4,031.6	3,738.5

Total Liabilities And Equity	$10,923.9	$10,713.7

See Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Operating Activities
Consolidated net income	$189.8	$196.6
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	0.1	—
Restructuring and consolidation:
Expenses	8.6	2.9
Payments	(4.4)	(0.9)
Pension and postretirement benefits:
Expenses	34.8	26.6
Contributions and benefit payments	(142.2)	(75.4)
Depreciation and amortization	79.9	72.4
Excess tax benefits related to share-based payment arrangements	(14.9)	(8.6)
Share-based compensation expense	12.4	17.9
Deferred income taxes	(3.8)	(5.2)
Change in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(172.2)	(157.3)
Inventories, net of pre-production and excess-over-average	(65.3)	(41.0)
Pre-production and excess-over-average inventories	(101.6)	(55.8)
Other current assets	(3.4)	1.8
Accounts payable	92.6	90.5
Accrued expenses	(112.6)	(68.3)
Income taxes payable/receivable	44.5	105.8
Other assets and liabilities	(19.7)	(5.6)

Net Cash (Used In) Provided By Operating Activities	(177.4)	96.4

Investing Activities
Purchases of property, plant and equipment	(71.5)	(35.6)
Proceeds from sale of property, plant and equipment	0.3	0.1
Payments received (made) in connection with acquisitions, net of cash acquired	—	8.3
Investments in and advances to equity investees	(0.5)	(0.5)

Net Cash Used In Investing Activities	(71.7)	(27.7)

Financing Activities
Increase (decrease) in short-term debt, net	(18.0)	0.8
Proceeds (repayments) of long-term debt and capital lease obligations	(0.3)	(0.5)
Proceeds from issuance of common stock	23.2	27.1
Purchases of treasury stock	(20.0)	(96.6)
Dividends paid	(36.8)	(0.5)
Excess tax benefits related to share-based payment arrangements	14.9	8.6
Distributions to noncontrolling interests	(0.7)	(0.7)

Net Cash Used In Financing Activities	(37.7)	(61.8)

Discontinued Operations
Net cash provided by (used in) operating activities	(0.1)	(0.1)
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	—	—

Net cash provided by (used in) discontinued operations	(0.1)	(0.1)
Effect of exchange rate changes on cash and cash equivalents	4.0	5.4

Net increase (decrease) in cash and cash equivalents	(282.9)	12.2
Cash and cash equivalents at beginning of period	987.0	798.9

Cash and cash equivalents at end of period	$704.1	$811.1

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

The consummation of the Merger is expected to occur in mid-2012 and is subject to the satisfaction or waiver of certain closing conditions, including (1) adoption of the Merger Agreement by the shareholders of the Company, which occurred on March 13, 2012, (2) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other consents and approvals required under applicable antitrust laws, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) subject to certain exceptions, the accuracy of representations and warranties of the Company and UTC and (5) the performance or compliance by the Company and UTC with their respective covenants and agreements.

The Company incurred merger-related costs of $7.2 million for the three months ended March 31, 2012. These costs are included in other income (expense) — net in the Company’s condensed consolidated statement of comprehensive income. See Note 5, “Other Income (Expense) — Net”.

Note 2. Basis of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Unless indicated otherwise or the context requires, the terms “we,” “our,” “us,” “Goodrich” or “Company” refer to the Company and its subsidiaries. The Company believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be achieved for the twelve months ending December 31, 2012. Unless otherwise noted, disclosures pertain to the Company’s continuing operations. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect amounts recognized. Estimates and assumptions are reviewed and updated regularly as new information becomes available. During the three months ended March 31, 2012 and 2011, the Company changed its estimates of revenues and costs on certain long-term contracts primarily in its aerostructures and aircraft wheels and brakes businesses. The changes in estimates increased income from continuing operations before income taxes during the three months ended March 31, 2012 and 2011 by $18 million and $20.7 million, respectively ($11.4 million and $13.1 million after tax, or $0.09 and $0.10 per diluted share, respectively). These changes were primarily related to favorable cost and operational performance, changes in volume expectations and sales pricing improvements and finalization of contract terms on current and/or follow-on contracts.

Accrued Expenses. Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Deferred revenue	$430.7	$371.3
Wages, vacations, pensions and other employment costs	243.0	365.1
Warranties	88.3	93.6
Accrued taxes	49.2	46.1
Postretirement benefits other than pensions	27.7	27.8
Foreign currency hedges	6.1	16.0
Other	271.6	291.2

Total	$1,116.6	$1,211.1

Note 3. New Accounting Standards

New Accounting Standards Adopted in 2012

In May 2011, accounting guidance was issued that is included in Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement”. This guidance amends the requirements for measuring amounts at fair value and disclosing information about fair value measurements. The Company adopted this new standard as of January 1, 2012.

In June 2011, accounting guidance was issued that is included in ASC Topic 220, “Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present net income and comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company adopted this new standard as of March 31, 2012 and has presented net income and comprehensive income for both periods in one continuous statement.

New Accounting Standards Not Yet Adopted

As of March 31, 2012, there were no new standards applicable to the Company that have not yet been adopted.

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

The Company measures each reporting segment’s profit based upon operating income. Accordingly, the Company does not allocate net interest expense, other income (expense) — net or income taxes to its reporting segments. The company-wide Enterprise Resource Planning (ERP) costs that are not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for the Company’s condensed consolidated financial statements.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Sales:
Actuation and Landing Systems	$802.5	$684.3
Nacelles and Interior Systems	757.4	656.4
Electronic Systems	592.7	555.2

	$2,152.6	$1,895.9

Intersegment sales:
Actuation and Landing Systems	$11.2	$9.8
Nacelles and Interior Systems	3.1	2.8
Electronic Systems	8.4	10.9

	$22.7	$23.5

Operating income:
Actuation and Landing Systems(1)	$97.0	$86.5
Nacelles and Interior Systems	176.0	157.3
Electronic Systems	88.1	91.0

Segment Operating Income	361.1	334.8
Corporate general and administrative expenses	(32.5)	(30.9)
ERP costs	(4.9)	(3.6)

Total operating income	$323.7	$300.3

(1)	The Company will close a facility in its landing gear business and incur substantially all of the costs by the end of 2012. The Company anticipates that it will incur costs in connection with this closure of approximately $37 million, of which approximately $15 million is for personnel related expenses, including severance, pension charges, outplacement services and assistance with employment transitioning, and approximately $22 million primarily related to facility closure and other costs, including accelerated depreciation, equipment dismantle and relocation costs and lease termination costs. Subsequent to the announcement of the closure on June 7, 2011, the Company incurred $20.1 million of costs related to this closure in 2011. During the three months ended March 31, 2012, the Company incurred $2.3 million of costs related to this closure of which $0.3 million was personnel related and $2 million was facility closure and other costs and $2.2 million of these costs were reported in cost of sales and $0.1 million were reported in selling and administrative costs.

Note 5. Other Income (Expense) — Net

Other Income (Expense) — Net consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Merger related expenses(1)	$(7.2)	$—
Retiree health care expenses related to previously owned businesses	(2.1)	(2.6)
Expenses related to previously owned businesses	(1.0)	(1.6)
Equity in affiliated companies	0.5	(0.9)
Other — net	0.2	(0.7)

Other income (expense) — net	$(9.6)	$(5.8)

(1)	Expenses related to the Merger Agreement. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation”.

Note 6. Share-Based Compensation

During the three months ended March 31, 2012 and 2011, the Company expensed share-based compensation awards under the Goodrich Equity Compensation Plan and the Goodrich Corporation 2008 Global Employee Stock Purchase Plan for employees and under the Outside Director Deferral and Outside Director Phantom Share plans for non-employee directors. A detailed description of the awards under these plans is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The compensation cost recorded for share-based compensation plans during the three months ended March 31, 2012 and 2011 was $12.4 million and $17.9 million, respectively. The decrease from 2011 to 2012 was primarily due to the Company being prohibited from granting new awards pursuant to employee share-based compensation plans after September 21, 2011, partially offset by changes from 2011 to 2012 in the Company’s share price for the performance unit and Outside Director Phantom Share Plans.

The announcement of the Merger Agreement resulted in the Company’s share price trading based on the probability and expected timing of the Merger rather than on the Company’s business performance or that relative to its peers. Consequently, the market condition of the Company’s performance unit plans vesting in December 2012 and 2013 did not provide a reasonable estimate of fair value using a Monte Carlo simulation approach. As a result, management’s best estimate of the liability at March 31, 2012 for these plans was based on the Company’s share price at March 31, 2012 and a payout percentage equal to that of the performance unit plan that vested in December 2011, which approximated the estimated payout percentages for these plans prior to the announcement of the Merger Agreement. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation”.

Employee Stock Purchase Plan Shares Issued

There were 207,787 and 236,855 shares of common stock issued during the three months ended March 31, 2012 and 2011, respectively. Employee contributions of $15.8 million and $13.2 million during the years ended December 31, 2011 and 2010, respectively, were used to purchase the Company’s stock during the three months ended March 31, 2012 and 2011, respectively.

Note 7. Earnings Per Share

The computation of basic and diluted earnings per share (EPS) for income from continuing operations is as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions, except per share amounts)
Numerator
Numerator for basic and diluted EPS — income from continuing operations attributable to Goodrich	$188.3	$194.8
Percentage allocated to common shareholders (1)	99.0%	98.6%

Numerator for basic and diluted EPS	$186.3	$192.1

Denominator
Denominator for basic EPS — weighted-average shares	125.8	125.3
Effect of dilutive securities:
Stock options, employee stock purchase plan and other deferred compensation shares	1.5	1.1

Denominator for diluted EPS — adjusted weighted-average shares and assumed conversion	127.3	126.4

Per common share income from continuing operations
Basic	$1.48	$1.53

Diluted	$1.46	$1.52

(1) Basic weighted-average common shares outstanding	125.8	125.3
Basic weighted-average common shares outstanding and unvested restricted share units expected to vest	127.1	127.0

Percentage allocated to common shareholders	99.0%	98.6%

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

At March 31, 2012 and 2011, the Company had 3.1 million and 3.6 million, respectively, of outstanding stock options. Stock options are included in the diluted earnings per share calculation using the treasury stock method, unless the effect of including the stock options would be anti-dilutive. There were no anti-dilutive stock options excluded from the EPS calculation at March 31, 2012. At March 31, 2011, 0.7 million anti-dilutive stock options were excluded from the diluted EPS calculation.

During the three months ended March 31, 2012 and 2011, the Company issued 0.8 million and 1 million, respectively, of shares of common stock pursuant to stock option exercises and other share-based compensation plans.

The Company’s share repurchase program was approved by the Board of Directors for $1.1 billion in total. There were no share repurchases during the three months ended March 31, 2012 and during the three months ended March 31, 2011, the Company repurchased 0.9 million shares. From inception of the program through March 31, 2012, the Company has repurchased 9.8 million shares for approximately $621 million under its share repurchase program.

Note 8. Fair Value Measurements

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs are used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets and liabilities.

Level 2 —	observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s financial assets and (liabilities) measured at fair value on a recurring basis were, in millions, as follows:

	Fair Value March 31, 2012	Level 1	Level 2	Level 3	Fair Value December 31, 2011	Level 1	Level 2	Level 3
Cash Equivalents (1)	$18.0	$18.0	$—	$—	$146.0	$146.0	$—	$—
Derivative Financial Instruments (2)
Cash Flow Hedges	44.2	—	44.2	—	(6.5)	—	(6.5)	—
Rabbi Trust Assets (3)	66.1	66.1	—	—	56.6	56.6	—	—
Long-term debt (4)	(2,710.6)	—	(2,710.6)	—	(2,772.4)	—	(2,772.4)	—

(1)	Because of their short maturities, the carrying value of these assets approximates fair value.

(2)	See Note 18, “Derivatives and Hedging Activities”. Estimates of the fair value of the derivative financial instruments represent the Company’s best estimates based on its valuation models, which incorporate industry data and trends and relevant market rates and transactions.

(3)	Rabbi trust assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

(4)	The carrying amount of the Company’s long-term debt was $2,340.2 million and $2,352.3 million at March 31, 2012 and December 31, 2011, respectively. The fair value of long-term debt is based on quoted market prices or on rates available to the Company for debt with similar terms and maturities.

Note 9. Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Average or actual cost (which approximates current costs):
Finished products	$228.0	$220.8
In-process	2,507.0	2,360.6
Raw materials and supplies	798.2	753.7

	3,533.2	3,335.1
Less:
Reserve to reduce certain inventories to LIFO basis	(54.6)	(54.2)
Progress payments and advances	(417.0)	(404.3)

Total	$3,061.6	$2,876.6

In-process inventory included $1,783.5 million and $1,561.7 million at March 31, 2012 and December 31, 2011, respectively, for the following: (1) pre-production and excess-over-average inventory accounted for under long-term contract accounting; and (2) engineering costs recoverable under long-term contractual arrangements. The March 31, 2012 balance of $1,783.5 million included $907.2 million related to the Boeing 787, $366.5 million related to the Pratt and Whitney PurePower® PW 1000G engine contracts, $324.7 million related to the Airbus A350 XWB and $33.4 million related to the Airbus A320neo.

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

Note 10. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Balance December 31, 2011	Business Combinations	Foreign Currency Translation/ Other	Balance March 31, 2012
	(Dollars in millions)
Actuation and Landing Systems(1)	$519.9	$—	$11.2	$531.1
Nacelles and Interior Systems	629.5	—	2.5	632.0
Electronic Systems	841.6	—	2.4	844.0

	$1,991.0	$—	$16.1	$2,007.1

(1)	On May 12, 2011, the Company acquired Microtecnica for $457.1 million in cash, net of cash acquired. Based on the Company’s purchase price allocation, $312.4 million was identifiable intangible assets, $214.3 million was goodwill and $105.8 million was net deferred tax liabilities primarily related to the intangible assets. Of the total identifiable intangible assets, $305.1 million related to customer relationships and will be amortized over a useful life of 27 years. This useful life was determined, in part, from an appraisal performed by an independent valuation firm which based the life of the customer relationships on existing customer programs that have long production and aftermarket cycles. The Company analyzed the period of future performance and estimated cash flows to determine the fair value of the customer relationships and the resulting useful life. The useful life is typical of the aerospace and defense industry where a company sells product to an airframe manufacturer for new aircraft production that may run 10 to 25 years, followed by sales of spare and replacement parts and maintenance, repair and overhaul services that are sold to the aircraft operators for as long as the aircraft remains in service, which is typically 10 to 25 years after the aircraft is delivered. The goodwill primarily represents the expected value from combining Microtecnica’s expertise in flight controls with the Company’s flight control actuation business and is not deductible for tax purposes.

Note 11. Financing Arrangements

The Company has a five-year unsecured committed syndicated revolving credit facility which permits borrowings up to a maximum of $700 million. This credit facility expires in May 2016. Interest rates under the facility vary depending upon:

•	The amount borrowed;

•	The Company’s public debt rating by Standard & Poor’s, Moody’s and Fitch; and

•

At the Company’s option, rates tied to the agent bank’s prime rate or, for U.S. Dollar and Great Britain Pounds Sterling borrowings, the London Interbank Offered Rate and for Euro borrowings, the Euro Interbank Offered Rate.

At March 31, 2012, there were $12.7 million in borrowings and $34 million letters of credit outstanding under the facility. At December 31, 2011, there were $12.3 million in borrowings and $37 million in letters of credit outstanding under the facility. In order to be eligible to borrow under the facility, the Company must be in compliance with a maximum leverage ratio covenant and other standard covenants. The Company is currently in compliance with all covenants. At March 31, 2012, the Company had borrowing capacity under this facility of $653.3 million, after reductions for borrowings and letters of credit outstanding under the facility.

At March 31, 2012, the Company also maintained $75 million of uncommitted U.S. working capital facilities and $157.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing requirements. At March 31, 2012 and December 31, 2011, there were $6.9 million and $25 million, respectively, in borrowings and $38 million in letters of credit and bank guarantees outstanding under these facilities as of March 31, 2012. These credit facilities are provided by a small number of commercial banks that also provide the Company with committed credit through the syndicated revolving credit facility described above and with various cash management, trust and other services.

At March 31, 2012, the Company had letters of credit and bank guarantees of $116.2 million, inclusive of letters of credit outstanding under the Company’s syndicated revolving credit facility, uncommitted U.S. working capital facilities and uncommitted and committed foreign working capital facilities, as discussed above.

Long-term Debt

Long-term debt and capital lease obligations, excluding current maturities, consisted of:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Medium-term notes payable (interest rates from 6.8% to 8.7%)	$398.9	$398.9
6.29% senior notes, maturing in 2016	294.0	294.2
6.125% senior notes, maturing in 2019	298.4	298.3
4.875% senior notes, maturing in 2020	299.5	299.4
3.6% senior notes, maturing in 2021	598.9	598.9
6.80% senior notes, maturing in 2036	234.8	234.5
7.0% senior notes, maturing in 2038	199.2	199.2
Other debt, maturing through 2020 (interest rates from 0.3% to 4.5%)	16.5	28.9

	2,340.2	2,352.3
Capital lease obligations	22.1	22.1

Total	$2,362.3	$2,374.4

Lease Commitments

The Company leases certain of its office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $259.3 million at March 31, 2012.

Note 12. Pensions and Postretirement Benefits Other Than Pensions

The following table sets forth the components of net periodic benefit cost (income) and the weighted-average assumptions used to determine the net periodic benefit cost (income). The net periodic benefit cost for divested or discontinued operations retained by the Company is included in the amounts below:

	U.S. Plans		U.K. Plans		Other Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$14.2	$12.2	$5.0	$4.2	$2.4	$1.7
Interest cost	42.0	43.1	11.0	10.8	2.2	2.0
Expected return on plan assets	(54.3)	(52.6)	(16.0)	(15.4)	(2.3)	(2.1)
Amortization of prior service cost	1.9	1.6	(0.1)	(0.1)	0.1	0.1
Amortization of actuarial loss	18.9	15.6	3.4	0.4	1.2	0.6

Gross periodic benefit cost (income)	22.7	19.9	3.3	(0.1)	3.6	2.3
Curtailment loss (1)	—	—	—	—	1.5	—

Net periodic benefit cost (income)	$22.7	$19.9	$3.3	$(0.1)	$5.1	$2.3

Termination benefit charge	$—	$—	$—	$0.7	$—	$—

(1)	Due to the approval of a plan to close a non-U.S. facility, pension assumptions were reevaluated on March 30, 2012 for the remeasurement of a non-U.S. plan. The facility closure resulted in a curtailment loss of $1.5 million.

The following table provides the weighted-average assumptions used to determine the net periodic benefit cost.

	U.S. Plans		U.K. Plans		Other Plans
	2012	2011	2012	2011	2012	2011
Discount rate	5.03%	5.67%	5.00%	5.81%	4.38%	5.19%
Expected long-term rate of return on assets	8.25%	8.25%	8.25%	8.25%	8.07%	8.08%
Rate of compensation increase	4.10%	4.10%	3.75%	3.75%	3.43%	3.40%

Postretirement Benefits Other Than Pensions

The following table sets forth the components of net periodic postretirement benefit cost other than pensions. Other postretirement benefits related to the divested and discontinued operations retained by the Company are included in the amounts below.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Service cost	$0.3	$0.3
Interest cost	3.4	4.2
Amortization of prior service cost	—	—
Amortization of actuarial (gain) loss	—	—

Net periodic benefit cost	$3.7	$4.5

The following table provides the assumptions used to determine the net periodic postretirement benefit cost.

	Three Months Ended March 31,
	2012	2011
Discount rate	4.67%	5.29%
Healthcare trend rate	7.5% in 2012 to 5% in 2018	7.5% in 2011 to 5% in 2017

Note 13. Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Net income attributable to Goodrich	$188.2	$194.8
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gains (losses) during the period	68.6	60.6
Pension/OPEB liability adjustments during the period, net of tax for the three months ended March 31, 2012 and 2011 of ($6.5) and ($5.7), respectively	11.5	8.8
Gain (loss) on cash flow hedges, net of tax for the three months ended March 31, 2012 and 2011 of ($16.2) and ($22.7), respectively	35.2	48.0
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—

Total comprehensive income (loss) attributable to Goodrich	$303.5	$312.2

Accumulated other comprehensive income (loss) consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Cumulative unrealized foreign currency translation gains, net of deferred taxes of ($1.5) and ($1.5), respectively(1)	$123.5	$54.9
Pension/OPEB liability adjustments, net of deferred taxes of $610.6 and $617.1, respectively	(1,047.1)	(1,058.6)
Accumulated gains (losses) on cash flow hedges, net of deferred taxes of ($12.1) and $4.1, respectively	27.7	(7.5)

TOTAL	$(895.9)	$(1,011.2)

(1)	Other than noted above, no income taxes were provided on foreign currency translation gains (losses) for comprehensive income (loss) and accumulated other comprehensive income (loss) as foreign earnings are considered permanently invested.

Note 14. Noncontrolling Interests

The changes in the Company’s noncontrolling interests were as follows:

	Three months ended March 31,
	2012	2011
	(Dollars in millions)
Balance at January 1	$38.4	$40.9
Distributions to noncontrolling interests	(0.7)	(0.7)
Comprehensive income:
Net income attributable to noncontrolling interests	1.6	1.8
Other comprehensive income, net of tax	—	—

Comprehensive income	1.6	1.8

Balance at March 31	$39.3	$42.0

Note 15. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 was 32.1%. Significant items that impacted the Company’s effective tax rate as compared to the U.S. federal statutory rate of 35% included earnings in foreign jurisdictions taxed at rates different from the statutory U.S. federal rate which reduced the effective tax rate by approximately 2 percentage points, foreign and domestic tax credits and benefits related to domestic manufacturing which reduced the effective tax rate by approximately 2 percentage points and state income taxes (net of related federal tax benefit) which increased the effective tax rate by approximately 1 percentage point.

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

At March 31, 2012, the Company had $159.3 million of unrecognized tax benefits; however, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $214.8 million. The difference relates to the impact of indirect effects including the federal benefit of state taxes and interest and penalties net of any related federal benefit as well as temporary differences which do not affect the effective tax rate. The Company recorded interest and penalties related to unrecognized tax benefits in income tax expense.

At December 31, 2011, the Company had $162.7 million of unrecognized tax benefits; however, the total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $215.5 million. The difference relates to the impact of indirect effects including the federal benefit of state taxes and interest and penalties net of any related federal benefit as well as temporary differences which do not affect the effective tax rate.

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

The changes in the carrying amount of environmental liabilities for the three months ended March 31, 2012, in millions, are as follows:

Balance at December 31, 2011	$68.3
Accruals and adjustments	6.5
Payments	(1.9)
Foreign currency translation and other	0.3

Balance at March 31, 2012	$73.2

At March 31, 2012 and December 31, 2011, $15.2 million and $13.3 million, respectively, of the accrued liability for environmental remediation were included in current liabilities as accrued expenses. At March 31, 2012 and December 31, 2011, $38.2 million and $32.8 million, respectively, was associated with ongoing operations and $35 million and $35.5 million, respectively, was associated with previously owned businesses.

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

A summary of the deferred settlement credits activity for the three months ended March 31, 2012, in millions, is as follows:

Balance at December 31, 2011	$43.5
Proceeds from insurance settlements	—
Amounts recorded as reduction of costs	(5.1)

Balance at March 31, 2012	$38.4

The current and long-term portions of the deferred settlement credits were as follows:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Accrued expenses	$9.2	$7.2
Other non-current liabilities	29.2	36.3

Total	$38.4	$43.5

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

Aerostructures’ Boeing 787 Nacelle Contract

The Company’s contract with Boeing for the 787 nacelle extends through 2030 with original equipment sales estimated to be in excess of $10 billion. Aftermarket sales associated with this program are not accounted for using the percentage-of-completion method of accounting.

This program is in the early production phase to be followed by rapidly increasing production rates. For this contract to remain profitable, it will be important that assumptions are realized as currently estimated in the Company’s outlook, such as:

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

Aerostructures’ Pratt & Whitney CSeries Nacelle Contract

The Company’s aerostructures business has a long-term supply contract with Pratt & Whitney (P&W) to supply nacelles and related components for use on its PurePower PW1000G® engine propulsion systems for the Bombardier CSeries aircraft.

P&W has asserted to the Company that it is entitled to damages as a result of the Company’s alleged breach of its contract with P&W. P&W believes the Company has failed to meet certain requirements under the contract. The Company believes that it has substantial legal and factual defenses to P&W’s assertions, and has significant counter assertions of its own. Discussions with P&W are ongoing. Given the nature and status of these discussions, the Company cannot yet determine the amount or a reasonable range of potential loss, if any. If P&W prevails on its assertions and the Company does not prevail on its counter assertions, it could have a material adverse effect on the Company’s estimate of profitability on this contract and/or cash flows in a given period.

JSTARS Program

In 2002, Seven Q Seven, Ltd. (7Q7) was selected by Northrop Grumman Corporation to provide propulsion pods for the re-engine program for the JT3D engines used by the U.S. Air Force. The Company was selected by 7Q7 as a supplier for the inlet, thrust reverser, exhaust, EBU, strut systems and wing interface systems. As of March 31, 2012, the Company had $18.5 million (net of advances of $8.8 million) of pre-production costs and inventory related to this program.

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

Note 17. Guarantees

The Company extends financial and product performance guarantees to third parties. At March 31, 2012, the following environmental remediation and indemnification and financial guarantees were outstanding:

	Maximum Potential Payment	Carrying Amount of Liability
	(Dollars in millions)
Environmental remediation and other indemnifications (Note 16, “Contingencies”)	No Limit	$12.7
Guarantees of residual value on leases	$28.1	$—
Guarantees of JV debt and other financial instruments	$49.6	$—

The Company has guarantees of residual values on certain lease obligations in which the Company is obligated to either purchase or remarket the assets at the end of the lease term.

The Company is a guarantor on a revolving credit agreement totaling £35 million between Rolls-Royce Goodrich Engine Control Systems Limited (JV) and a financial institution. In addition, the Company guarantees the JV’s foreign exchange credit line with a notional amount of $129.3 million and a fair value asset of $4.4 million at March 31, 2012. The Company is indemnified by Rolls-Royce for 50% of the gains/losses resulting from the foreign exchange hedges.

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

The changes in the carrying amount of service and product warranties for the three months ended March 31, 2012, in millions, are as follows:

Balance at December 31, 2011	$157.9
Net provisions for warranties issued during the period	11.0
Net change to warranties existing at the beginning of the year	(4.6)
Payments	(14.8)
Foreign currency translation and other	2.0

Balance at March 31, 2012	$151.5

The current and long-term portions of service and product warranties were as follows:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Accrued expenses	$88.3	$93.6
Other non-current liabilities	63.2	64.3

Total	$151.5	$157.9

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

The forward contracts described above are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s U.S. Dollar sales for certain foreign operations. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in Accumulated Other Comprehensive Income (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The notional value of the forward contracts at March 31, 2012 and December 31, 2011 was $1,727.9 million and $1,933.7 million, respectively. As of March 31, 2012 and December 31, 2011, the total fair value before taxes of the Company’s forward contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Prepaid expenses and other assets	$28.7	$15.8
Other assets	33.2	19.8
Accrued expenses	6.1	16.0
Other non-current liabilities	11.6	26.1

The amounts recognized in OCI and reclassified from AOCI into earnings are shown below:

	Three months ended March 31,
	2012	2011
	(Dollars in millions)
Amount of gain/(loss) recognized in OCI, net of tax of ($16.2) and ($22.7), respectively	$35.2	$48.0
Amount of gain/(loss) reclassified from AOCI into earnings	$0.7	$1.2

The total fair value of the Company’s forward contracts of a $44.2 million net asset (before a deferred tax liability of $10.4 million) at March 31, 2012, combined with $1.1 million of losses on previously matured hedges of intercompany sales, is recorded in AOCI and will be reflected in income as earnings are affected by the hedged items. As of March 31, 2012, the portion of the net $44.2 million asset that would be reclassified into earnings to offset the effect of the hedged item in the next 12 months is a gain of $22.6 million. These forward contracts mature on a monthly basis with maturity dates that range from April 2012 to September 2016. There was a de minimis amount of both ineffectiveness and hedge components excluded from the assessment of effectiveness during the three months ended March 31, 2012 and 2011.

Fair Value Hedges

At March 31, 2012 and December 31, 2011, the Company had no outstanding interest rate swaps. Previously terminated swaps are amortized over the life of the underlying debt and recorded as a reduction to interest expense.

Other Forward Contracts

As a supplement to the foreign exchange cash flow hedging program, the Company enters into forward contracts at certain businesses to manage its foreign currency risk related to the translation of monetary assets and liabilities denominated in currencies other than the relevant functional currency. These forward contracts generally mature monthly and the notional amounts are adjusted periodically to reflect changes in net monetary asset balances. Since these contracts are not designated as hedges, the gains or losses on these forward contracts are recorded in cost of sales. These contracts are utilized to mitigate the earnings impact of the translation of net monetary assets and liabilities.

As of March 31, 2012, the Company had no such outstanding forward contracts. During the three months ended March 31, 2012, the Company recorded a transaction loss on its net monetary assets of $10.3 million, which was offset by gains on the other forward contracts described above of $6.8 million. During the three months ended March 31, 2011, the Company recorded a transaction loss on its monetary assets of $13.5 million, which was offset by gains on the other forward contracts described above of $10.2 million.

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

On September 21, 2011 we entered into an Agreement and Plan of Merger (Merger Agreement) with United Technologies Corporation (UTC). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will be acquired by UTC in a cash-for-stock transaction (Merger). We have agreed to various covenants in the Merger Agreement, including, among other things, to conduct our business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the time of the Merger. We expect the consummation of the Merger to occur in mid-2012; therefore, we have not provided sales, earnings and cash flow guidance for the full year 2012. The aggregate amount of compensation expense expected to be recognized upon the change in control for share-based compensation grants as a result of the change in control from the pending Merger will be approximately $32 million based on a merger date of June 30, 2012. This amount is also subject to change for certain conditions such as death, disability, retirement, continued employment and other conditions of the plans. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” to our condensed consolidated financial statements.

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

The market for our defense and space products is global and is not dependent on any single program, platform or customer. We anticipate fewer new fighter and transport aircraft platform starts over the next several years. We also anticipate that the introduction of the F-35 Lightning II and new helicopter platforms, along with upgrades on existing defense and space platforms, will provide long-term growth opportunities in this market channel. Additionally, we are participating in, and developing new products for, the expanding intelligence, surveillance and reconnaissance (ISR) sector, which should further strengthen our position in this market channel.

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

First Quarter 2012 Sales Content by Market Channel

During the first quarter 2012, approximately 95% of our sales were from our three key market channels described above. Following is a summary of the percentage of sales by market channel:

Airbus Commercial OE	19%
Boeing Commercial OE	11%
Regional, Business and General Aviation Airplane OE	7%

Total Large Commercial, Regional, Business and General Aviation Airplane OE	37%

Large Commercial Airplane Aftermarket	22%
Regional, Business and General Aviation Airplane Aftermarket	7%

Total Large Commercial, Regional, Business and General Aviation Airplane Aftermarket	29%

Total Defense and Space	29%

Other	5%

Total	100%

Results of Operations — First Quarter 2012 as Compared to First Quarter 2011

	First Quarter		% of Sales
	2012	2011	2012	2011
	(Dollars in millions, except diluted EPS)
Sales	$2,152.6	$1,895.9
Cost of sales	(1,510.5)	(1,310.5)	70.2	69.1

Gross margin	642.1	585.4	29.8	30.9
Selling and administrative costs	(318.4)	(285.1)	14.8	15.0

Total operating income	323.7	300.3	15.0	15.8
Net interest expense	(34.6)	(34.3)
Other income (expense) — net	(9.6)	(5.8)

Income from continuing operations before income taxes	279.5	260.2
Income tax expense	(89.6)	(63.6)

Income from continuing operations	189.9	196.6
Income (loss) from discontinued operations	(0.1)	—

Consolidated net income	189.8	196.6
Net income attributable to noncontrolling interests	(1.6)	(1.8)

Net income attributable to Goodrich	$188.2	$194.8

Effective tax rate	32.1%	24.4%

Diluted EPS:
Continuing operations	$1.46	$1.52

Net income attributable to Goodrich	$1.46	$1.52

Sales

The sales increase in the first quarter 2012 as compared to the first quarter 2011 was primarily driven by changes in our major market channels as follows:

•	Large commercial airplane original equipment sales increased by approximately $138 million, or 27%;

•	Regional, business and general aviation airplane original equipment sales increased by approximately $11 million, or 8%, of which approximately 2% represented organic growth;

•	Large commercial, regional, business and general aviation airplane aftermarket sales increased by approximately $34 million, or 6%, of which approximately 5% represented organic growth; and

•	Defense and space sales of both original equipment and aftermarket products and services increased by approximately $55 million, or 10%, of which approximately 4% represented organic growth.

Included in the sales changes in our major market channels described above was approximately $54 million related to the Microtecnica acquisition and the impact of favorable pricing of approximately $38 million.

See further discussion in the “Business Segment Performance” section.

Cost of sales

Costs of sales increased by $200 million in the first quarter 2012 as compared to the first quarter 2011 primarily due to higher costs of approximately $140 million related to our sales growth in our major market channels as discussed above and incremental cost of sales of approximately $43 million associated with the Microtecnica acquisition which occurred in May 2011.

Selling and administrative costs

Selling and administrative costs increased by $33 million in the first quarter 2012 as compared to the first quarter 2011 primarily due to higher costs of approximately $30 million to support our sales growth as discussed above and approximately $7 million associated with the Microtecnica acquisition, partially offset by lower share-based compensation costs of approximately $6 million as discussed below.

Other income (expense) — net

Other income (expense) — net increased primarily due to merger related expenses incurred in 2012 as discussed below.

Income from continuing operations

In addition to the items described above, income from continuing operations during the first quarter 2012 as compared to the first quarter 2011 was impacted by the following items:

	Increase (Decrease)
	Before Tax	After Tax	Diluted EPS
	(Dollars in millions, except diluted EPS)
Higher effective tax rate	$—	$(21.5)	$(0.17)

Higher pension and postretirement benefits expense	$(8.2)	$(5.2)	$(0.04)

Merger related expenses	$(7.2)	$(4.6)	$(0.04)

Higher restructuring expenses	$(5.7)	$(3.6)	$(0.03)

Lower share-based compensation	$5.5	$3.5	$0.03

Higher effective tax rate

For the first quarter 2012, we reported an effective tax rate of 32.1% as compared to 24.4% for the first quarter 2011. The increase in the effective tax rate was primarily due to a tax settlement with the IRS for the remaining unresolved issues for tax years prior to 2000 which reduced the effective tax rate in the first quarter of 2011 by approximately 8 percentage points.

Our effective tax rate for the first quarter 2012 was not reduced for the benefit of the U.S. Research and Development Credit (R&D Credit) because the federal statute authorizing the R&D Credit had not been extended beyond December 31, 2011. We estimate that the effective tax rate at March 31, 2012 would have been approximately 1 percentage point lower had we been able to consider the tax benefits associated with the R&D Credit.

Higher pension and postretirement benefits expense

The increase in pension and postretirement benefits expense was primarily the result of actuarial changes, including the amortization of actual losses resulting from the decrease in discount rates in the U.S. and U.K. and asset returns in the U.K. in 2011 that were below our expected long-term rate of return on assets assumption.

Merger related expenses

During the first quarter 2012, we incurred $7.2 million of third-party costs related to the announced Merger Agreement with UTC, primarily legal costs, other regulatory filing fees and expenses and other integration related costs. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” to our condensed consolidated financial statements.

Higher restructuring expenses

During the first quarter 2012, we incurred $8.6 million of costs related to restructuring activities, primarily in our engine controls and electrical power systems and landing gear businesses, compared to $2.9 million during the first quarter 2011.

Lower share-based compensation

The decrease was primarily due to the Merger Agreement prohibiting us from granting new awards pursuant to employee share-based compensation plans after September 21, 2011 (except under certain conditions in the event the Merger is not consummated prior to August 31, 2012), partially offset by changes from 2011 to 2012 in our share price for the performance unit and Outside Director Phantom Share Plans. See Note 1, “Goodrich Merger Agreement with United Technologies Corporation” and Note 6, “Share-Based Compensation” to our condensed consolidated financial statements.

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

We measure each reporting segment’s profit based upon operating income. Accordingly, we do not allocate net interest expense, other income (expense) — net or income taxes to the reporting segments. The company-wide ERP costs that were not directly associated with a specific business were not allocated to the segments. The accounting policies of the reportable segments are the same as those for our condensed consolidated financial statements. For a reconciliation of total segment operating income to total operating income, see Note 4, “Business Segment Information” to our condensed consolidated financial statements.

First Quarter 2012 Compared with First Quarter 2011

	First Quarter		Favorable/ (Unfavorable)	% Change	% of Sales
	2012	2011			2012	2011
	(Dollars in millions)
NET CUSTOMER SALES
Actuation and Landing Systems	$802.5	$684.3	$118.2	17.3
Nacelles and Interior Systems	757.4	656.4	101.0	15.4
Electronic Systems	592.7	555.2	37.5	6.8

	$2,152.6	$1,895.9	$256.7	13.5

SEGMENT OPERATING INCOME
Actuation and Landing Systems	$97.0	$86.5	$10.5	12.1	12.1	12.6
Nacelles and Interior Systems	176.0	157.3	18.7	11.9	23.2	24.0
Electronic Systems	88.1	91.0	(2.9)	3.1	14.9	16.4

	$361.1	$334.8	$26.3	7.9	16.8	17.7

Actuation and Landing Systems: Actuation and Landing Systems segment sales for the first quarter 2012 increased from the first quarter 2011 primarily due to the following:

•	Higher large commercial airplane OE sales of approximately $51 million, primarily in our landing gear and actuation systems businesses;

•

Higher defense and space OE and aftermarket sales of approximately $36 million, primarily in our actuation systems and landing gear businesses, including sales associated with the Microtecnica acquisition;

•	Higher other aerospace and non-aerospace sales of approximately $20 million, primarily in our actuation systems and engine components businesses; and

•	Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $10 million, primarily in our aircraft wheels and brakes business.

Actuation and Landing Systems segment operating income for the first quarter 2012 increased from the first quarter 2011 primarily due to the following:

•

Favorable pricing in our landing gear and wheels and brakes businesses, partially offset by higher operating costs, primarily in our actuation systems and landing gear businesses, which resulted in higher income of approximately $9 million; and

•	Higher sales volume across most businesses, including sales associated with the Microtecnica acquisition, which resulted in higher income of approximately $7 million; partially offset by

•

Higher selling and administrative costs associated with the Microtecnica acquisition of approximately $7 million. In total, Microtecnica contributed approximately $4 million to segment operating income in the first quarter 2012.

Nacelle and Interior Systems: Nacelle and Interior Systems segment sales for the first quarter 2012 increased from the first quarter 2011 primarily due to the following:

•	Higher large commercial OE sales of approximately $83 million primarily in our aerostructures business; and

•

Higher large commercial, regional, business and general aviation airplane aftermarket sales of approximately $22 million primarily in our aerostructures and interior systems businesses; partially offset by

•	Lower defense and space OE and aftermarket sales of approximately $4 million primarily in our aerostructures business.

Nacelle and Interior Systems segment operating income for the first quarter 2012 increased from the first quarter 2011 primarily due to the following:

•	Higher sales volume and favorable product mix primarily in our interiors systems and aerostructures businesses which resulted in higher income of approximately $19 million; and

•

Higher pricing in our aerostructures and interior systems businesses, partially offset by higher operating costs which were primarily related to increased environmental remediation reserves in our interiors business, which resulted in higher income of approximately $2 million; partially offset by

•

Lower income of approximately $3 million related to changes in estimates for certain long-term contracts in our aerostructures business that were more favorable in 2011. These changes in estimates were primarily related to changes in costs, operational performances, volume expectations, and/or sales pricing and finalization of contract terms on current and/or follow-on contracts.

Electronic Systems: Electronic Systems segment sales for the first quarter 2012 increased from the first quarter 2011 primarily due to the following:

•	Higher defense and space OE and aftermarket sales of approximately $23 million across most businesses;

•	Higher regional, business, and general aviation airplane OE sales of approximately $7 million, primarily in our sensors and integrated systems and engine controls and electrical power businesses; and

•	Higher large commercial airplane OE sales of approximately $4 million, primarily in our sensors and integrated systems business.

Electronic Systems segment operating income for the first quarter 2012 decreased from the first quarter 2011 primarily due to the following:

•

Higher operating costs across most businesses, partially offset by favorable pricing primarily in our sensors and integrated systems business, which resulted in lower income of approximately $10 million; partially offset by

•	Higher sales volume primarily in our ISR business and favorable product mix across most businesses which resulted in higher income of approximately $6 million.

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

The following events have or will affect our liquidity and capital resources during 2012:

•	We contributed approximately $142 million to our worldwide pension and postretirement benefit plans through March 31, 2012; and

•	We paid a quarterly dividend of $0.29 per share on January 3 and April 2.

Cash

At March 31, 2012, we had cash and cash equivalents of $704.1 million, as compared to $987 million at December 31, 2011, of which $259.9 million and $253.6 million, respectively, was held at non U.S. locations. We would need to accrue and pay taxes if certain amounts held at non U.S. locations were repatriated. We currently do not intend to repatriate these funds.

Credit Facilities

We have the following amounts available under our credit facilities:

•	$700 million committed global revolving credit facility that expires in May 2016, of which $653.3 million was available at March 31, 2012; and

•

$75 million of uncommitted domestic working capital facilities of which $37.4 million was available at March 31, 2012 and $157.5 million of uncommitted and committed foreign working capital facilities with various banks to meet short-term borrowing and documentary credit requirements, of which $150.2 million was available at March 31, 2012.

Off-Balance Sheet Arrangements

Lease Commitments

We lease certain of our office and manufacturing facilities, machinery and equipment and corporate aircraft under various committed lease arrangements provided by financial institutions. Future minimum lease payments under operating leases were $259.3 million at March 31, 2012.

Derivatives

We utilize certain derivative financial instruments to enhance our ability to manage risk, including foreign currency and interest rate exposures that exist as part of ongoing business operations as follows:

•

Foreign Currency Contracts Designated as Cash Flow Hedges: At March 31, 2012, our contracts had a notional amount of $1,727.9 million, fair value of a $44.2 million net asset and maturity dates ranging from April 2012 to September 2016. The amount of accumulated other comprehensive income that would be reclassified into earnings in the next 12 months is a gain of $22.6 million. During the first quarter 2012 and 2011, we realized a net gain of $0.7 million and $1.2 million, respectively, related to contracts that settled.

•

Foreign Currency Contracts not Designated as Hedges: At March 31, 2012, we had no contracts outstanding. During the first quarter 2012 and 2011, we realized a net gain of $6.8 million and a net gain of $10.2 million, respectively, for contracts entered into and settled during those periods.

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

Contractual Obligations and Other Commercial Commitments

As of March 31, 2012, purchase obligations were approximately $1.2 billion compared to approximately $960 million at December 31, 2011. There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2011. The table excludes our liability for unrecognized tax benefits, which was $159 million at March 31, 2012, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

CASH FLOW

The following table summarizes our cash flow activity for the first quarter 2012 and 2011:

	2012	2011	Change
	(Dollars in millions)
Net Cash Provided by (Used in):
Operating activities of continuing operations	$(177.4)	$96.4	$(273.8)
Investing activities of continuing operations	$(71.7)	$(27.7)	$(44.0)
Financing activities of continuing operations	$(37.7)	$(61.8)	$24.1
Discontinued operations	$(0.1)	$(0.1)	$—

Operating Activities of Continuing Operations

The decrease in net cash provided by operating activities for the first quarter 2012 as compared to the first quarter 2011 was primarily due to higher pension contributions and increased working capital to support our higher sales volume and new program requirements. Pension and postretirement benefit contributions were $142.2 million and $75.4 million for the first quarter 2012 and 2011, respectively.

Investing Activities of Continuing Operations

Net cash used by investing activities for the first quarter 2012 and 2011 included capital expenditures of $71.7 million and $35.6 million, respectively.

Financing Activities of Continuing Operations

The decrease in net cash used in financing activities for the first quarter 2012 as compared to the first quarter 2011 was primarily due to lower purchases of our common stock in connection with our share repurchase program, partially offset by higher dividend payments, as the dividend declared in the fourth quarter of 2010 was paid on December 30, 2010, and higher net repayments of our short-term borrowings.

CONTINGENCIES

See Note 16, “Contingencies”, to our condensed consolidated financial statements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

As of March 31, 2012, there were no new standards applicable to us that have not yet been adopted. We do not expect the adoption of new accounting standards in 2012 to have a material impact on our financial condition or results of operations. See Note 3, “New Accounting Standards”, to our condensed consolidated financial statements.

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

Goodwill and Identifiable Intangible Assets

Goodwill is not amortized but is tested for impairment annually, or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is November 30. Qualitative factors are assessed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting units is less than the net book value. Based upon the qualitative assessment as of our November 30, 2011 testing date, we determined that our goodwill was not impaired in 2012.

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

Participation Payments

Certain of our businesses make cash payments under long-term contractual arrangements to OEM or system contractors in return for a secured position on an aircraft program. Participation payments are capitalized, when a contractual liability has been incurred, as other assets and amortized as a reduction to sales, as appropriate. At March 31, 2012 and December 31, 2011, the carrying amount of participation payments was $175.5 million and $175.8 million, respectively. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment exist, such as a change in the estimated number of units or a revision in the economics of the program. If such estimates change, amortization expense is adjusted and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates. No such impairment charges were recorded in the three months ended March 31, 2012 or 2011.

Sales Incentives

We offer sales incentives such as up-front cash payments, merchandise credits and/or free products to certain airline customers in connection with sales contracts. The cost of these incentives is recognized in the period incurred unless recovery of these costs is specifically guaranteed by the customer in the contract. If the contract contains such a guarantee, then the cost of the sales incentive is capitalized as other assets and amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2012 and December 31, 2011, the carrying amount of sales incentives was $62.7 million. The carrying amount of sales incentives is evaluated for recovery when indicators of potential impairment exist. The carrying value of the sales incentives is also compared annually to the amount recoverable under the terms of the guarantee in the customer contract. If the amount of the carrying value of the sales incentives exceeds the amount recoverable in the contract, the carrying value is reduced. No such impairment charges were recorded in the three months ended March 31, 2012 or 2011.

Flight Certification Costs

When a supply arrangement is secured, certain of our businesses may agree to supply hardware to an OEM to be used in flight certification testing and/or make cash payments to reimburse an OEM for costs incurred in testing the hardware. The flight certification testing is necessary to certify aircraft systems/components for the aircraft’s airworthiness and allows the aircraft to be flown and thus sold in the country certifying the aircraft. Flight certification costs are capitalized in other assets and are amortized to cost of sales, or as a reduction to sales, as appropriate. At March 31, 2012 and December 31, 2011, the carrying amount of sales flight certification costs was $46.4 million and $47 million, respectively. The carrying amount of flight certification costs is evaluated for recovery when indicators of impairment exist or when the estimated number of units to be manufactured changes. No such impairment charges were recorded in the three months ended March 31, 2012 or 2011.

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

As described in Note 1, “Goodrich Merger Agreement with United Technologies Corporation”, to our condensed consolidated financial statements, the Merger Agreement prohibits us from granting new awards pursuant to employee share-based compensation plans after September 21, 2011 (except under certain conditions in the event the Merger is not consummated prior to August 31, 2012).

Pension and Postretirement Benefits Other Than Pensions

We consult with an outside actuary as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our worldwide pension and postretirement benefits other than pensions. All significant assumptions are evaluated at least annually. Assumptions such as the rate of compensation increase, health care cost projections, the mortality rate assumption, and the long-term rate of return on plan assets are based upon our historical and benchmark data, as well as our outlook for the future. The U.S. and the U.K. discount rates are determined using a bond settlement approach based on a hypothetical portfolio of high quality corporate bonds whose coupon payments and maturity values are designed to match the projected benefit payment cash flows of the underlying pension and OPEB obligations. Only high quality AA-graded or better, non-callable corporate bonds are included in this bond portfolio. The appropriate benchmarks by applicable country are used for pension plans other than those in the U.S. and U.K. The effect of the annual valuation will be completed in the second quarter of 2012.

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

We are exposed to interest rate risk as a result of our outstanding variable rate debt obligations. At March 31, 2012, a hypothetical 100 basis point unfavorable change in interest rates would increase annual interest expense by $0.4 million. At March 31, 2012, a hypothetical 10 percent strengthening of the U.S. dollar against other foreign currencies would decrease the value of our forward contracts by $188.4 million. The fair value of these foreign currency forward contracts was an asset of $44.2 million at March 31, 2012. Because we hedge only a portion of our exposure, a strengthening of the U.S. Dollar as described above would have a more than offsetting benefit to our financial results in future periods.

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

The parties to the consolidated action reached an agreement in principle, which is intended to resolve all issues in this litigation. On February 6, 2012, the parties entered into a Memorandum of Understanding (MOU) memorializing the key terms of that agreement. Pursuant to the MOU, Goodrich made various additional disclosures in its Definitive Proxy Statement filed on February 7, 2012 related to the Merger, and UTC agreed to forebear from exercising certain rights under the Merger Agreement.

The effect of UTC’s forbearance is to shorten the period of written notice Goodrich must give to UTC prior to making a Company Adverse Recommendation Change or terminating the Merger Agreement pursuant to Section 8.1(c) in light of a Company Superior Proposal (as those terms are defined in the Merger Agreement) from five calendar days to three business days, and the period of prior written notice Goodrich must give to UTC of its intention to make a Company Adverse Recommendation Change or terminate the Merger Agreement in light of any change to the financial or other material terms of a subsequent Company Superior Proposal from the longer of (i) three business days or (ii) the period remaining under the initial five calendar-day notice, to the longer of (i) two business days or (ii) the period remaining under the initial three business-day notice.

The MOU will not affect the merger consideration to be paid to shareholders of Goodrich pursuant to the Merger Agreement or the adoption of the Merger Agreement by Goodrich’s shareholders which occurred on March 13, 2012. The settlement is subject to approval by the New York Supreme Court for Nassau County.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report of Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes Goodrich Corporation’s purchases of its common stock for the three months ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 2012	151,668	123.60	—
February 2012	9,536	125.57	—
March 2012	215	126.11	—

Total	161,419	123.72	—	$479 million

(1)	The category includes 161,419 shares delivered to us by employees to pay withholding taxes due upon vesting of a restricted unit award.

(2)	This balance represents the number of shares that were repurchased under the Company’s repurchase program (the Program). The Program was approved by the Board of Directors for $1.1 billion in total. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common stock, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

The following exhibits have been filed with this report:

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated February 16, 2011, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	First Amendment to the Goodrich Corporation Amended and Restated 2001 Equity Compensation Plan.

Exhibit 10.2	First Amendment to the Goodrich Corporation Amended and Restated 2011 Equity Compensation Plan.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certifications.

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on April 26, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Comprehensive Income for the fiscal periods ended March 31, 2012 and March 31, 2011 (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2012 and March 31, 2011, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2012

GOODRICH CORPORATION

By	/s/ SCOTT E. KUECHLE
Scott E. Kuechle
Executive Vice President and Chief Financial Officer

By	/s/ SCOTT A. COTTRILL
Scott A. Cottrill
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Restated Certificate of Incorporation of Goodrich Corporation, filed as Exhibit 3.1 to Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-892), is incorporated herein by reference.

Exhibit 3.2	By-Laws of Goodrich Corporation, as amended, filed as Exhibit 3.1 to Goodrich Corporation’s Current Report on Form 8-K dated February 16, 2011, is incorporated herein by reference. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, Goodrich Corporation hereby undertakes to furnish to the Securities and Exchange Commission upon request, a copy of all instruments defining the rights of holders of long-term debt.

Exhibit 10.1	First Amendment to the Goodrich Corporation Amended and Restated 2001 Equity Compensation Plan.*

Exhibit 10.2	First Amendment to the Goodrich Corporation Amended and Restated 2011 Equity Compensation Plan.*

Exhibit 15	Letter Re: Unaudited Interim Financial Information.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification.*

Exhibit 32	Section 1350 Certifications.*

Exhibit 101	The following financial information from Goodrich Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on April 26, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Comprehensive Income for the fiscal periods ended March 31, 2012 and March 31, 2011 (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2012 and March 31, 2011, and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Submitted electronically herewith.